Form 10-K
period 1994-01-29
PEP BOYS MANNY MOE & JACK
filed 1994-04-22
CIK 77449

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
- -------------------------------------------------------------------------------
                                FORM 10-K

(Mark One)

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (FEE REQUIRED)

               For the fiscal year ended January 29, 1994

                                   or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (NO FEE REQUIRED)

              For the transition period from       to      .
                                             -----    -----

                     Commission file number 1-3381

                   The Pep Boys - Manny, Moe & Jack
  ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Pennsylvania                                    23-0962915
 -------------------------------           ------------------------------------
 (State or other jurisdiction of           (I.R.S. employer identification no.)
 incorporation or organization)



    3111 West Allegheny Avenue, Philadelphia, PA                19132
    --------------------------------------------             ------------
      (Address of principal executive office)                 (Zip code)

Registrant's telephone number, including area code           215-229-9000
                                                             ------------

     Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
- -----------------------------         -----------------------------------------

Common Stock, $1.00 par value                 New York Stock Exchange

Common Stock Purchase Rights                  New York Stock Exchange


       Securities registered pursuant to Section 12(g) of the Act:

                               None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X   No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of the close of business on April 8, 1994, the aggregate market value of the voting stock held by nonaffiliates of the registrant was not less than $1,606,297,795.

As of April 8, 1994 there were 59,138,455 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III Portions of the registrant's definitive proxy statement, which will be filed with the commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year, for the Company's Annual Meeting of Shareholders presently scheduled to be held on May 31, 1994.

     This Annual Report on Form 10-K for the year ended January 29, 1994, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities on or after the date of such filing, pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

PART I
ITEM I BUSINESS

GENERAL

The Company is engaged principally in the retail sale of automotive parts and accessories, automotive maintenance and service and the installation of parts sold by it through its chain of 386 Pep Boys stores (as of January 29, 1994), having an aggregate of 3,626 service bays. The Company operates approximately 7,771,000 gross square feet of retail space for an average of approximately 20,100 gross square feet per store.

The following table indicates by state the number of stores of the Company in operation at the end of fiscal 1990, 1991, 1992 and
1993 and the number of stores opened and closed by the Company during each of the last three fiscal years:

                                     NUMBER OF STORES AT END OF FISCAL YEARS 1990 THROUGH 1993
                                            1991                           1992                         1993
                        1990      --------------------------    --------------------------    --------------------------
State                 YEAR END    Opened   Closed   Year End    Opened   Closed   Year End    Opened   Closed   Year End
- --------------------  --------    ------   ------   --------    ------   ------   --------    ------   ------   --------
Alabama                   -          -        -          -         1        -         1          -        -         1
Arizona                  24          1        -         25         -        1        24          -        -        24
Arkansas                  -          -        -          -         -        -         -          1        -         1
California               93          2        1         94         4        6        92          8        7 *      93
Delaware                  5          -        -          5         -        -         5          -        -         5
Florida                  12          8        -         20         7        -        27          6        -        33
Georgia                  19          1        -         20         -        -        20          -        -        20
Illinois                  -          -        -          -         -        -         -          3        -         3
Indiana                   -          -        -          -         -        -         -          1        -         1
Kansas                    -          -        -          -         -        -         -          1        -         1
Kentucky                  -          -        -          -         -        -         -          1        -         1
Louisiana                 -          7        -          7         2        -         9          3        -        12
Maryland                 14          -        -         14         1        -        15          1        -        16
Massachusetts             -          -        -          -         -        -         -          2        -         2
Missouri                  -          -        -          -         -        -         -          1        -         1
Nevada                    8          -        -          8         -        -         8          -        -         8
New Jersey               14          -        1         13         -        -        13          1        -        14
New Mexico                8          -        -          8         -        -         8          -        -         8
New York                  -          -        -          -         7        -         7          2        -         9
North Carolina           10          1        -         11         -        -        11          -        -        11
Oklahoma                  6          -        -          6         -        -         6          -        -         6
Pennsylvania             30          1        1         30         1        1        30          2        1        31
Rhode Island              -          -        -          -         -        -         -          1        -         1
South Carolina            4          1        -          5         1        -         6          -        -         6
Tennessee                 3          4        -          7         -        -         7          -        -         7
Texas                    46          1        -         47         2        -        49          3        -        52
Utah                      5          -        -          5         1        -         6          -        -         6
Virginia                 12          -        -         12         2        1        13          -        -        13
                        ---        ---      ---        ---       ---      ---       ---        ---      ---       ---
Total                   313         27        3        337        29        9       357         37        8       386
                        ===        ===      ===        ===       ===      ===       ===        ===      ===       ===




*  Included in this number is the Company's Santa Monica store which is temporarily closed.

/TABLE

NEW STORES AND EXPANSION STRATEGY

     The most important factors considered by the Company when deciding to open new stores are the population density of the target area and the automotive traffic count at the site of the proposed store. The most important factors considered by the Company when deciding whether to close a store are profitability and whether the store is outmoded by virtue of store size, location and surroundings, number of service bays, number of other stores within the same market area and the cost/benefit of establishing a replacement store rather than expanding or otherwise upgrading an older store.

     The Company currently plans to open as many as 50 new stores with service bays in fiscal 1994. If the Company opens stores in all 50 locations, it anticipates spending approximately $115,900,000 in addition to the $17,223,000 it had already spent as of January 29, 1994 in connection with certain of these locations. Funds required to finance this expansion are expected to come primarily from operating activities with the remainder provided by unused lines of credit or from accessing traditional lending sources such as the public capital markets.

     All 37 of the stores opened during fiscal 1993 were the new "warehouse" format automotive supercenter, which was introduced in fiscal 1991. The Company had 71 warehouse format stores as of January 29, 1994. In addition to lower capital costs and a shorter construction schedule, the warehouse format stores provide a more convenient shopping environment to customers. The Company anticipates that all the stores to be opened in fiscal 1994 will be in the warehouse format and will consist of approximately 22,000 gross square feet, including 11 service bays with computerized diagnostic equipment.

     The Company's ability to meet its expansion goals will depend, in large measure, upon the availability of suitable sites, prevailing economic conditions, its success in completing negotiations to purchase or lease properties, and its ability to obtain governmental approvals and meet construction deadlines.

MERCHANDISING

     Each Pep Boys' store carries the same basic product line, with variations based on the number and type of cars registered in the different markets. A full complement of a store's inventory currently includes approximately 24,000 items. The Company's automotive product line includes: tires; batteries; new and rebuilt parts for domestic and imported cars, including suspension parts, ignition parts, mufflers, engines and engine parts, oil and air filters, belts, hoses, air conditioning parts, and brake parts; chemicals, including oil, antifreeze, polishes, additives, cleansers and paints; mobile electronics, including sound systems, alarms and cellular telephones; car accessories, including seat covers, floor mats, gauges, mirrors and booster cables; and a large selection of truck and van accessories.

     In addition to offering a wide variety of high quality, branded products, the Company sells an array of high quality products under the Pep
Boys and various other private label names.   The Company sells oil,
transmission fluid, chemicals, paints, and batteries under the Pep Boys name. The Company sells antifreeze under the name PURE AS GOLD(R). The Company sells starters and alternators under the names "True Blue" and PRO-START(R) and water pumps under the names "True Blue" and PRO-COOL(tm). Brakes are sold under the names SHUR GRIP(R) and PROSTOP(tm) and tires under the names CORNELL(R) and FUTURA(R). The Company also sells shock absorbers under the name "ProRyder", and trunk and hatchback lift supports under the name PROLIFT(tm). All products sold by the Company under the Pep Boys and various other private label names accounted for approximately 23% of the Company's merchandise sales in fiscal 1993. The remaining merchandise is sold under the brand names of others. Except for revenues from maintaining or repairing automobiles and installing products, which accounted for approximately 12.8%, 12.8% and 13.3% of the Company's total revenues in fiscal years 1991, 1992 and 1993, respectively, no class of products or services accounted for as much as 10% of the Company's total revenues.

     The Company has a point-of-sale system in all of its stores which gathers sales and gross profit data by stock keeping unit from each store on a daily basis. This information is then used by the Company to help formulate its pricing, marketing and merchandising strategies.

     The Company has installed a new electronic work order system in all of its service centers. This system creates a service history for each vehicle, provides customers with a comprehensive, professional sales document and will enable the Company to establish a service customer database.

     The Company uses an "Everyday Low Price" (EDLP) strategy in establishing its selling prices. Management believes that EDLP provides better value to its customers on a day-to-day basis, helps level customer demand and allows more efficient management of inventories.

     The Company uses various forms of advertising to promote its category dominant product offering, its state-of-the-art automotive service and repair capabilities and its commitment to customer service and satisfaction. The Company's advertising vehicles include, but are not limited to, multipage catalogs, television and radio commercials and in-store promotions. The Company's net advertising expenditures were approximately $3,873,000 or .39% of total revenues in fiscal 1991, $2,294,000 or .20% of total revenues in fiscal 1992 and $2,665,000 or .21% of total revenues in fiscal 1993. A large portion of the gross cost of the advertising directed by the Company is customarily borne by the suppliers of the products advertised.

     In fiscal 1993, approximately 75% of the Company's total revenues were cash transactions (including personal checks), and the remainder were credit and charge card sales.

     The Company does not experience significant seasonal fluctuation in the generation of its revenues.

STORE OPERATIONS AND MANAGEMENT

     All Pep Boys' stores are open seven days a week. Each store with service bays has a manager, a service manager, a parts manager and two or more assistant managers. A store manager's average length of service with the Company is approximately eight years.

     The Company has service bays in 378 of its 386 locations. Each service department can perform a variety of services which include: engine tune-ups, wheel alignments, state inspections, air conditioning service; the repair and installation of parts and accessories including brake parts, suspension parts, exhaust systems, front end parts, ignition parts, belts, hoses, clutches, filters, radios, alarms, sun roofs, cruise controls, and various other merchandise sold in Pep Boys' stores; installation and balancing of tires, and oil and lubrication services.




     The Company coordinates the operation and merchandising of each store through a network of district and regional managers. The regional managers report to one of three Vice Presidents - Store Operations who report to the Company's Senior Vice President - Store Operations who reports to the Company's Chief Operating Officer. Supervision and control over the individual stores are facilitated by means of the Company's computer system, operational handbooks and regular visits to the individual stores by the district operations managers and loss prevention personnel.


     All of the Company's advertising, accounting, management information systems, purchasing and most administrative functions are conducted at its corporate headquarters in Philadelphia, Pennsylvania. Certain administrative functions for the Company's western, southwestern, and southeastern operations are performed at various regional offices of the Company. See "Properties."

INVENTORY CONTROL AND DISTRIBUTION

     Almost all of the Company's merchandise is distributed to its stores from its warehouses by Company-owned or leased trucks. Target levels of inventory for each product have been established for each of the Company's warehouses and stores and are based upon prior shipment history, sales trends and seasonal demand. Inventory on hand is compared to the target levels on a weekly basis at each warehouse. If the inventory on hand at a warehouse is below the target levels, the Company's buyers order merchandise from its suppliers.

     Each Pep Boys store has an automatic inventory replenishment system that automatically orders additional inventory when a store's inventory on hand falls below the target level. The Company is in the process of developing a new store-specific inventory control system that will establish the optimum quantity on hand for all stock keeping units.
In addition, the Company's centralized buying system installed in fiscal 1992, coupled with a new warehousing system which is currently operating in two of its main distribution facilities, has greatly enhanced the Company's ability to control its inventory. The Company plans to install the new warehousing system in its other distribution centers.

SUPPLIERS

     During fiscal 1993, the Company's ten largest suppliers accounted for approximately 33% of the merchandise purchased by the Company. No single supplier accounted for more than 6% of the Company's purchases. The Company has no long-term contracts for the purchase of merchandise. Management believes that the relationships the Company has established with its suppliers are generally good.

     In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist, at substantially similar cost, for virtually all types of merchandise sold in its stores.

COMPETITION

     The business of the Company is generally highly competitive. The Company encounters competition from nationwide and regional chains and from local independent merchants. Some of the Company's competitors are general, full range, discount or traditional department stores which carry automotive parts and accessories and/or have automotive service centers, and others, similar to the Company, are specialized automotive service retailers. Certain of its competitors are larger in terms of sales volume and/or store size, have access to greater capital and management resources and have been operating longer in particular geographic areas than the Company.

     Although the Company's competition varies by geographical area, the Company believes that it generally has a favorable competitive position in terms of depth and breadth of product line, price, quality of personnel and customer service.

     In addition, the Company believes that its operation of service bays in its stores' automotive service centers positively differentiates it from most of its competitors. The Company believes that the warranty policies in connection with the higher priced items it sells, such as tires, batteries, brake linings and other major automotive parts and accessories, are comparable or superior to those of its competitors.

EMPLOYEES

At January 29, 1994, the Company employed 14,895 persons as follows:

                                      Full-time           Part-time             Total
Description                       Numbers      %      Numbers       %     Numbers      %
- ------------------------------------------------------------------------------------------------------------------------------------
Store Sales                        4,136      39.3     3,337      76.1     7,473      50.2
Store Service                      4,819      45.9       910      20.7     5,729      38.5
Store Regional Management             69        .7         -         -        69        .4
                                  ------     -----     -----     -----    ------     -----
STORE TOTAL                        9,024      85.9     4,247      96.8    13,271      89.1

Warehouses                           793       7.5       116       2.7       909       6.1
Offices                              692       6.6        23        .5       715       4.8
                                  ------     -----     -----     -----    ------     -----
TOTAL EMPLOYEES                   10,509     100.0     4,386     100.0    14,895     100.0
                                  ======     =====     =====     =====    ======     =====

     Of the 793 full-time warehouse employees referred to above, 148 employees at the Company's New Jersey warehouse facilities are members of a union. The Company believes employee relations are generally good. At the end of fiscal 1992, the Company employed approximately 9,300 full-time and 4,100 part-time employees, and at the end of fiscal 1991, the Company employed approximately 8,200 full-time and 3,700 part-time employees.

ITEM 2   PROPERTIES

     The Company's headquarters in Philadelphia, Pennsylvania, which also serves as an administrative regional office for its eastern operations, occupies approximately 263,000 square feet of a five-story structure owned by the Company with approximately 300,000 square feet of floor space. The Company owns a 60,000 square foot three-story structure in Los Angeles, California which serves as an administrative regional office for its western operations. The Company leases approximately 4,000 square feet of office space in each of Decatur, Georgia and Richardson, Texas which serve as administrative regional offices for its southeastern and southwestern operations, respectively.

     Of the 386 stores operated by the Company at January 29, 1994, 272 are owned and 114 are leased.

     The following table sets forth certain information regarding the owned and leased warehouse space utilized by the Company at January 29, 1994.

Warehouse           Products       Square    Owned or  Stores    States
Location            Warehoused     Footage   Leased    Serviced  Serviced
- ---------------------------------------------------------------------------
Los Angeles, CA     All except     216,000   Owned     96        AZ, CA, NV,
                    tires

Los Angeles, CA     Tires           73,000   Leased    96        AZ, CA, NV,

Los Angeles, CA     All except     137,000   Leased    96        AZ, CA, NV,
                    tires

Phoenix, AZ         All except     100,000   Owned     49        AZ, NM, NV,
                    tires and                                    TX, UT
                    chemicals

Phoenix, AZ         Tires and       57,000   Leased    49        AZ, NM, NV,
                    chemicals                                    TX, UT

Phoenix, AZ         Tires and       42,000   Leased    49        AZ, NM, NV,
                    chemicals                                    TX, UT

Bridgeport, NJ      All except     195,000   Owned     82        DE, MA, MD,
                    tires                                        NJ, NY, PA,
                                                                 RI, VA

Bridgeport, NJ      Tires and      273,000   Leased    82        DE, MA, MD,
                    chemicals                                    NJ, NY, PA,
                                                                 RI, VA

Atlanta, GA         All            262,000   Owned     92        AL, FL, GA,
                                                                 IL, IN, KY,
                                                                 NC, SC, TN,
                                                                 VA

Atlanta, GA         All except     59,000    Leased    92        AL, FL, GA
                    tires                                        IL, IN, KY,
                                                                 NC, SC, TN,
                                                                 VA

Mesquite, TX        All            244,000   Owned     67        AR, KS, LA,
                                                                 MO, OK, TX
                                 ---------
Total                            1,658,000


     The Company currently intends to add an additional 130,000 square feet to the Atlanta, Georgia warehouse facility during fiscal 1994. The Company anticipates that during fiscal 1994 it will utilize leased warehouse space in close proximity to certain main warehouse facilities to accommodate inventory necessary to support store expansion and any increase in stock keeping units.

ITEM 3  LEGAL PROCEEDINGS
     Except for routine litigation arising in the ordinary course of business, neither the Company nor any of its subsidiaries is a party to any material pending legal proceedings.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended January 29, 1994.

ITEM A  EXECUTIVE OFFICERS OF THE COMPANY
     The following table indicates the names, ages, years with the Company and positions (together with the year of election to such positions) of the executive officers of the Company:

                                 Years with       Position with the Company and
Name                     Age        Company       Year of Election to Position
- ---------------------    ----    ----------       -----------------------------


Mitchell G. Leibovitz      48            15       Chairman of the Board since
                                                  March 1994; Chief Executive
                                                  Officer since March 1990;
                                                  President since 1986

Michael J. Holden          42            14       Senior Vice President - Chief
                                                  Financial Officer since March
                                                  1987; Treasurer since 1984

Wendel H. Province         46             4       Senior Vice President - Chief
                                                  Operating Officer since March
                                                  1993

Frederick A. Stampone      38            12       Senior Vice President - Chief
                                                  Administrative Officer since
                                                  March 1993; Secretary since
                                                  December 1988

Mark L. Page               37            18       Senior Vice President - Store
                                                  Operations since March 1993


Messrs. Leibovitz, Holden and Stampone have been executive officers of the Company for more than the past five years. Messrs. Province and Page have been an executive officer of the Company for less than the past five years. Mr. Province was Vice President - Merchandising for Auto Zone, Inc. (formerly Auto Shack, Inc.) from 1985 until June 1987. From June 1987 until August 1989 he was Vice President - Merchandising for the Whitlock Corporation. He commenced employment with the Company on September 5, 1989 and was a Merchandising Manager until he became Senior Vice President - Merchandising on October 27, 1989. On March 31, 1993 Mr. Province became Senior Vice President - Chief Operating Officer. Mr. Page was a regional manager for the Company from February 1987 until February 1991 when he was elected Vice President - Western Store Operations. On March 14, 1993 Mr. Page became Senior Vice President - Store Operations. Each of the officers serves at the pleasure of the Board of Directors of the Company. There are no arrangements or understandings pursuant to which any officer was elected to office.

PART II
ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The common stock of The Pep Boys - Manny, Moe & Jack is listed on the New York Stock Exchange under the symbol "PBY". There were 3,682 registered shareholders as of January 29, 1994. The following table sets forth for the periods listed the high and low sale prices and the cash dividends paid on the Company's common stock.


MARKET PRICE PER SHARE

                                      Market Price Per Share   Cash Dividends
Fiscal year ended January 29, 1994         High       Low           Per Share
- -----------------------------------------------------------------------------
First Quarter                            $26 1/2     $20 3/4          $.0375
Second Quarter                            23 7/8      20 1/2           .0375
Third Quarter                             24 7/8      20 3/4           .0375
Fourth Quarter                            27 1/2      23 1/4           .0375

Fiscal year ended January 30, 1993
- -----------------------------------------------------------------------------

First Quarter                            $23 5/8     $17 1/8          $.0325
Second Quarter                            24 7/8      19 1/4           .035
Third Quarter                             27 3/8      21 1/4           .035
Fourth Quarter                            27 1/4      21 3/4           .035

/TABLE

ITEM 6  SELECTED FINANCIAL DATA

The following tables sets forth the selected financial data for the Company and should be read in conjunction with the Consolidated
Financial Statements and Notes thereto included elsewhere herein.

SELECTED FINANCIAL DATA (UNAUDITED)
(dollar amounts in thousands, except per share amounts)

Year ended                           Jan. 29, 1994       Jan. 30, 1993        Feb. 1, 1992        Feb. 2, 1991       Feb. 3, 1990*
- ------------------------------------------------------------------------------------------------------------------------------------
EARNINGS STATEMENT DATA

Merchandise sales                       $1,076,543          $1,008,191          $  873,381         $   774,502          $  703,487
Service revenue                            164,590             147,403             128,127             110,172              95,204
Total revenues                           1,241,133           1,155,594           1,001,508             884,674             798,691
Gross profit from merchandise sales        307,861             272,412             240,199             217,052             190,874
Gross profit from service revenue           27,457              24,528              19,726              17,854              18,120
Total gross profit                         335,318             296,940             259,925             234,906             208,994
Selling, general and
 administrative expenses                   214,710             194,160             176,275             157,468             139,913
Operating profit                           120,608             102,780              83,650              77,438              69,081
Nonoperating income                          3,601               3,015               1,933               1,601               4,097
Interest expense                            19,701              20,180              25,071              20,262              18,054
Earnings before income taxes               104,508              85,615              60,512              58,777              55,124
Net earnings                                65,512              54,579              38,872              37,530              35,063

BALANCE SHEET DATA

Working capital                         $   92,518          $  104,622          $   81,935          $   91,801          $   70,160
Current ratio                            1.37 to 1           1.47 to 1           1.46 to 1           1.55 to 1           1.60 to 1
Merchandise inventories                 $  305,872          $  295,179          $  230,894          $  234,688          $  163,849
Property and equipment-net                 723,452             628,918             588,593             556,990             480,597
Total assets                             1,078,518             967,813             856,925             819,421             676,030
Long-term debt                             253,000             209,347             279,250             285,868             227,648
Stockholders' equity                       547,759             509,763             378,514             344,603             311,754


DATA PER COMMON SHARE
Net earnings                            $     1.06           $     .90          $      .69          $      .67           $     .63
Cash dividends                                 .15               .1375               .1275               .1175               .1075
Stockholders' equity                          8.97                8.40                6.79                6.20                5.62
Common share price range: high-low   27 1/2-20 1/2       27 3/8-17 1/8       19 1/2-10 3/8        17 1/4-8 3/8       17 1/4-10 1/2

OTHER STATISTICS

Return on average
  stockholders' equity                       12.4%               12.3%               10.8%               11.4%               11.9%
Common shares outstanding               61,060,055          60,669,102          55,773,813          55,606,116          55,436,057
Capital expenditures                    $  135,165           $  78,025          $   65,801          $  105,826           $  88,398
Number of retail outlets                       386                 357                 337                 313                 281

*Fiscal year ended February 3, 1990 included 53 weeks.

/TABLE

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated
prior period.
                                                      Percentage of Total Revenues                         Percentage Change
                                              --------------------------------------------         -------------------------------
                                              Jan. 29, 1994   Jan. 30, 1993   Feb. 1, 1992       Fiscal 1993 vs.    Fiscal 1992 vs.
Year ended                                    (Fiscal 1993)   (Fiscal 1992)  (Fiscal 1991)         Fiscal 1992         Fiscal 1991
- ---------------------------------------       -------------  -------------    ------------         -----------         -----------
Merchandise Sales......................           86.7%          87.2%           87.2%                  6.8%               15.4%
Service Revenue(1).....................           13.3           12.8            12.8                  11.7                15.0
                                              -------------  -------------    ------------         -----------         -----------
Total Revenues                                   100.0          100.0           100.0                   7.4                15.4

Costs of Merchandise Sales(2)..........           71.4(3)        73.0(3)         72.5(3)                4.5                16.2
Costs of Service Revenue(2)............           83.3(3)        83.4(3)         84.6(3)               11.6                13.4
                                              -------------  -------------    ------------         -----------         -----------
Total Costs of Revenues................           73.0           74.3            74.0                   5.5                15.8

Gross Profit from Merchandise Sales....           28.6(3)        27.0(3)         27.5(3)               13.0                13.4
Gross Profit from Service Revenue......           16.7(3)        16.6(3)         15.4(3)               11.9                24.3
                                              -------------  -------------    ------------         -----------         -----------
Total Gross Profit.....................           27.0           25.7            26.0                  12.9                14.2

Selling, General and
  Administrative Expenses..............           17.3           16.8            17.6                  10.6                10.1
                                              -------------  -------------    ------------         -----------         -----------
Operating Profit.......................            9.7            8.9             8.4                  17.3                22.9

Nonoperating Income....................             .3             .3              .2                  19.4                56.0

Interest Expense.......................            1.6            1.8             2.5                  (2.4)              (19.5)
                                              -------------  -------------    ------------         -----------         -----------
Earnings Before Income Taxes...........            8.4            7.4             6.1                  22.1                41.5

Income Taxes...........................           37.3(4)        36.3(4)         35.8(4)               25.6                43.4
                                              -------------  -------------    ------------         -----------         -----------

Net Earnings...........................            5.3            4.7             3.9                  20.0                40.4
                                              =============  =============    ============         ===========         ===========


(1)  Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.

(2)  Costs of merchandise sales include the cost of products sold, buying, warehousing and store occupancy costs.  Costs of service revenue include service center payroll and related employee benefits and service center occupancy costs.  Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses.

(3)  As a percentage of related sales or revenue, as applicable.

(4)  As a percentage of earnings before income taxes.

/TABLE

FISCAL 1993 vs. FISCAL 1992

     Total revenues for fiscal 1993 increased 7% over fiscal 1992 due to a higher store count (386 at January 29, 1994 compared with 357 at January 30, 1993) coupled with a 1% increase in comparable store revenues (revenues generated by stores in operation during the same months of each period). Comparable store merchandise sales remained constant while comparable store service revenue increased 3% over fiscal 1992.

     The increase in gross profit from merchandise sales, as a percentage of merchandise sales, was due primarily to higher merchandise margins offset, in part, by increases in store occupancy costs and warehousing costs. The Company currently intends to continue its policy of taking what it deems appropriate measures to respond to the price reduction practices of certain competitors.

     The small increase in gross profit from service revenue, as a percentage of service revenue, was due primarily to a decrease in service employee benefit costs offset, in part, by an increase in service personnel and occupancy costs.

     The increase in selling, general and administrative expenses, as a percentage of total revenues, was due primarily to an increase in store expenses.

     The decrease in interest expense was due to lower interest rates offset, in part, by higher debt levels incurred to fund the Company's store expansion program.

     The increase in income taxes, as a percentage of earnings before income taxes, was due primarily to a 1% increase in the federal statutory tax rate from 34% to 35%.

     The 20% increase in net earnings in fiscal 1993, as compared with fiscal 1992, was due to a substantial increase in gross profit from merchandise sales, as a percentage of merchandise sales, offset, in part, by an increase in selling, general and administrative expenses, as a percentage of total revenues.


FISCAL 1992 vs. FISCAL 1991

     Total revenues for fiscal 1992 increased 15% over fiscal 1991 due to a higher store count (357 at January 30, 1993 compared with 337 at February 1, 1992) coupled with a substantial increase in comparable store revenues. Comparable store revenues increased 12% over fiscal 1991. Comparable store merchandise sales increased 12% and comparable store service revenue increased 10% over fiscal 1991.

     The decrease in gross profit from merchandise sales, as a percentage of merchandise sales, was due primarily to lower merchandise margins offset, in part, by a decrease in store occupancy costs. During fiscal 1992, selling prices on certain merchandise were lowered in an effort to increase market share. Additionally, the Company lowered its selling prices in certain markets on a significant number of items in response to the actions of certain competitors.

     The increase in gross profit from service revenue, as a percentage of service revenue, was due primarily to decreases in service personnel and occupancy costs offset, in part, by an increase in service employee benefit costs.

     The decrease in selling, general and administrative expenses, as a percentage of total revenues, was due primarily to a decrease in store expenses and lower employee benefit and advertising costs. This was partially offset by a slight increase in general office costs.

     The substantial decrease in interest expense was due primarily to the conversion of substantially all of the Company's $75,000,000 convertible subordinated debentures into equity during fiscal 1992.

     The 40% increase in net earnings in fiscal 1992, as compared with fiscal 1991, was due to a substantial increase in comparable store revenues, and decreases, as a percentage of total revenues, in selling, general and administrative costs and interest expense offset, in part, by a decrease in gross profit from merchandise sales.

     In December 1993, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement established accrual accounting standards for employer-provided benefits which cover former or inactive employees after employment, but before retirement.
The Company will adopt this accounting standard during fiscal 1994. The Company estimates that the cumulative effect of this change in accounting principle will result in a charge to earnings in a range of between $3,100,000 and $4,400,000, net of income tax benefit of between $1,900,000 and $2,600,000.

EFFECTS OF INFLATION

     The Company uses the LIFO method of inventory valuation. Thus, the cost of merchandise sold approximates current cost. Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on revenues or results of operations during fiscal 1993, fiscal 1992 or fiscal 1991.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. The Company opened 37 stores in fiscal 1993, 29 stores in fiscal 1992 and 27 stores in fiscal 1991. In fiscal 1993, with increased levels of capital expenditures due to an accelerated expansion program coupled with cash utilized to acquire treasury stock, the Company increased its debt by $77,525,000. In fiscal 1992, with substantial cash flows from operating activities and the conversion of substantially all its $75,000,000 convertible subordinated debentures, the Company reduced its debt by $72,639,000. In fiscal 1991, with the increased cash flows from operating activities and reduced levels of capital expenditures, the Company reduced its debt by $25,037,000.

     The following table indicates the Company's principal cash requirements for the past three years.

(dollar amounts              Fiscal      Fiscal      Fiscal
in thousands)                  1993        1992        1991      Total
- ----------------------------------------------------------------------------
Cash Requirements

Capital expenditures       $135,165   $ 78,025    $ 65,801    $278,991
Increase (decrease) in
 inventory (net of
 checks outstanding and
 accounts payable)           26,487     24,001     (21,715)     28,773

  ==========================================================================

  Total                    $161,652   $102,026     $44,086    $307,764
  --------------------------------------------------------------------------
Cash provided by
  operating activities
  (excluding net
  inventory additions)     $111,595   $100,415     $73,625    $285,635
  --------------------------------------------------------------------------

     Inventories have increased in the past three years as the Company added a net of 73 stores while stock keeping units per store rose during the period from approximately 19,000 to approximately 24,000, many of which were higher cost hard parts.

     The Company currently plans to open approximately 50 stores in fiscal 1994. Management estimates that the cost to open 50 stores, coupled with capital expenditures in existing stores, warehouses and offices during fiscal 1994 will be approximately $155,000,000. In addition to the funds required to finance the Company's store expansion, the Company has authorization to repurchase an additional $50,069,000 of its stock to fund an employee benefits trust. Funds required to finance the store expansion and stock repurchase are expected to come from operating activities with the remainder provided by unused lines of credit, which totalled $139,500,000 at January 29, 1994, or from accessing traditional lending sources such as the public capital markets.

     The Company's working capital decreased to $92,518,000 at January 29, 1994 from $104,622,000 at January 30, 1993. The Company's long-term debt increased, as a percentage of its total capitalization, to 32% at January 29, 1994 from 29% at January 30, 1993.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
The Pep Boys - Manny, Moe & Jack
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of The Pep Boys - Manny, Moe & Jack and subsidiaries as of January 29, 1994 and January 30, 1993 , and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended January 29, 1994. Our audits also included the financial statement schedules listed in the index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pep Boys - Manny, Moe & Jack and subsidiaries at January 29, 1994 and January 30, 1993, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





Deloitte & Touche
Philadelphia, Pennsylvania
March 22, 1994

CONSOLIDATED BALANCE SHEETS                                                       The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)


                                                                     January 29,         January 30,
                                                                            1994                1993
                                                                      ----------          ----------
ASSETS
Current Assets:
     Cash .........................................................   $   12,050            $ 11,644
     Accounts receivable, less allowance for uncollectible
      accounts of $50 and $85......................................        1,525               2,845
     Merchandise inventories.......................................      305,872             295,179
     Deferred income taxes.........................................        9,100               7,400
     Other.........................................................       13,161              10,068
                                                                      ----------          ----------
        Total Current Assets.......................................      341,708             327,136

Property and Equipment - at cost:
     Land..........................................................      183,601             157,947
     Building and improvements.....................................      500,467             434,144
     Furniture, fixtures and equipment.............................      229,730             198,902
     Construction in progress......................................        9,364               5,922
                                                                      ----------          ----------
                                                                         923,162             796,915
     Less accumulated depreciation and amortization................      199,710             167,997
                                                                      ----------          ----------
        Total Property and Equipment...............................      723,452             628,918

Other..............................................................       13,358              11,759
                                                                      ----------          ----------

Total Assets                                                          $1,078,518            $967,813
                                                                      ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Checks outstanding............................................    $  22,193           $  16,458
     Accounts payable..............................................      104,248             125,777
     Accrued expenses..............................................       59,574              51,249
     Short-term borrowings.........................................       54,500              10,000
     Income taxes payable..........................................        1,278               1,005
     Current maturities of long-term debt..........................        7,397              18,025
                                                                      ----------          ----------
        Total Current Liabilities..................................      249,190             222,514

Long-Term Debt, less current maturities............................      253,000             209,347

Deferred Income Taxes..............................................       28,569              26,189

Commitments

Stockholders' Equity:
     Common Stock, par value $1 per share:
       Authorized 500,000,000 shares;
       Issued and outstanding 61,060,055 and 60,669,102............       61,060              60,669
     Additional paid-in capital....................................      122,977             116,833
     Retained earnings.............................................      388,653             332,261
                                                                      ----------          ----------
                                                                         572,690             509,763
     Less Treasury Stock, 948,200 shares at cost...................       24,931                   _
                                                                      ----------          ----------
        Total Stockholders' Equity.................................      547,759             509,763
                                                                      ----------          ----------
Total Liabilities and Stockholders' Equity                            $1,078,518            $967,813
                                                                      ==========          ==========


See notes to consolidated financial statements.
/TABLE

CONSOLIDATED STATEMENTS OF EARNINGS                                   The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

                                                      January 29,         January 30,         February 1,
Year ended                                                   1994                1993                1992
- ----------------------------------------------------   ----------          ----------          ----------
Merchandise Sales...................................   $1,076,543          $1,008,191          $  873,381
Service Revenue.....................................      164,590             147,403             128,127
                                                       ----------          ----------          ----------
Total Revenues......................................    1,241,133           1,155,594           1,001,508
                                                       ----------          ----------          ----------
Costs of Merchandise Sales..........................      768,682             735,779             633,182
Costs of Service Revenue............................      137,133             122,875             108,401
                                                       ----------          ----------          ----------
Total Costs of Revenues.............................      905,815             858,654             741,583
                                                       ----------          ----------          ----------
Gross Profit from Merchandise Sales.................      307,861             272,412             240,199
Gross Profit from Service Revenue...................       27,457              24,528              19,726
                                                       ----------          ----------          ----------
Total Gross Profit..................................      335,318             296,940             259,925

Selling, General and Administrative Expenses........      214,710             194,160             176,275
                                                       ----------          ----------          ----------
Operating Profit....................................      120,608             102,780              83,650

Nonoperating Income.................................        3,601               3,015               1,933

Interest Expense....................................       19,701              20,180              25,071
                                                       ----------          ----------          ----------
Earnings Before Income Taxes........................      104,508              85,615              60,512

Income Taxes........................................       38,996              31,036              21,640
                                                       ----------          ----------          ----------
Net Earnings........................................   $   65,512          $   54,579          $   38,872
                                                       ==========          ==========          ==========
Net Earnings per Share..............................   $     1.06          $      .90          $      .69
                                                       ==========          ==========          ==========

See notes to consolidated financial statements.
/TABLE

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                    The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)
                                                         Common Stock
                                                    --------------------        Additional   Retained   Treasury      Total Stock-
                                                      Shares      Amount   Paid-in Capital   Earnings      Stock   holders' Equity
                                                    ----------   -------   ---------------  ---------   --------   ---------------
Balance, February 2, 1991.......................... 55,606,116   $55,606         $ 34,917   $254,080     $     -         $344,603

Net earnings.......................................                                           38,872                       38,872
Cash dividends  ($.1275 per share).................                                           (7,097)                      (7,097)
Exercise of stock options
  and related tax benefits.........................    154,484       155            1,869                                   2,024
Dividend reinvestment plan.........................     13,213        13              182                                     195
Acquisitions and transfers of 35,000
  shares to employees' savings plan................                                   (83)                                    (83)
                                                    ----------   -------   ---------------   --------   --------   ---------------
Balance, February 1, 1992.......................... 55,773,813    55,774           36,885    285,855           -          378,514

Net earnings.......................................                                           54,579                       54,579
Cash dividends ($.1375 per share)..................                                           (8,173)                      (8,173)
Conversion of 6% convertible subordinated
  debentures into equity...........................  4,162,776     4,163           71,211                                  75,374
Exercise of stock options and related
  tax benefits.....................................    720,699       720            8,761                                   9,481
Dividend reinvestment plan.........................     11,814        12              267                                     279
Acquisitions and transfers of 107,700
  shares to employees' savings plan................                                  (291)                                   (291)
                                                    ----------   -------   ---------------   --------   --------   ---------------
Balance, January 30, 1993.......................... 60,669,102    60,669           116,833   332,261           -          509,763

Net earnings.......................................                                           65,512                       65,512
Cash dividends ($.15 per share)....................                                           (9,120)                      (9,120)
Exercise of stock options and related
  tax benefits.....................................    377,569       378             5,744                                  6,122
Dividend reinvestment plan.........................     13,384        13               291                                    304
Acquisitions and transfers of 80,000
  shares to employees' savings plan................                                    109                                    109
Acquisition of 948,200 shares of treasury stock....                                                     (24,931)          (24,931)
                                                    ----------   -------   ---------------   --------  ---------   ---------------
Balance, January 29, 1994.......................... 61,060,055   $61,060          $122,977   $388,653  $(24,931)         $547,759
                                                    ==========   =======   ===============   ========  =========   ===============

See notes to consolidated financial statements.
/TABLE

CONSOLIDATED STATEMENTS OF CASH FLOWS                                    The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands)
                                                                                 January 29,    January 30,     February 1,
Year ended                                                                              1994           1993            1992
- --------------------------------------------------------------------------       -----------    -----------     -----------
Cash Flows from Operating Activities:
  Net earnings............................................................          $65,512        $54,579         $38,872
  Adjustments to Reconcile Net Earnings to Net Cash
        Provided by Operating Activities:
  Depreciation and amortization...........................................           39,125         36,674          33,439
  Increase (decrease)in deferred income taxes.............................              680         (2,266)          3,568
  (Gain)loss from sales of assets.........................................             (297)           266             (66)
  Increase in accounts receivable and other...............................           (2,023)        (2,865)        (10,746)
  (Increase) decrease in merchandise inventories..........................          (10,693)       (64,285)          3,794
  (Decrease) increase in checks outstanding and accounts payable..........          (15,794)        40,284          17,921
  Increase in accrued expenses............................................            8,325          9,256           9,341
  Increase (decrease) in income taxes payable.............................              273          4,771            (783)
                                                                                 -----------    -----------     -----------
        Total Adjustments.................................................           19,596         21,835          56,468
                                                                                 -----------    -----------     -----------
Net Cash Provided by Operating Activities.................................           85,108         76,414          95,340
                                                                                 -----------    -----------     -----------
Cash Flows from Investing Activities:
  Capital expenditures....................................................         (135,165)       (78,025)        (65,801)
  Net sales and maturities of marketable securities.......................                -          3,286           2,340
  Proceeds from sales of assets...........................................            1,494            738           1,076
  Other, net..............................................................               68         (1,993)            621
                                                                                 -----------    -----------     -----------
Net Cash Used in Investing Activities.....................................         (133,603)       (75,994)        (61,764)
                                                                                 -----------    -----------     -----------
Cash Flows from Financing Activities:
  Net proceeds from sale of 6 5/8% notes..................................           73,892              -               -
  Net borrowings (payments) under line of credit agreements...............           44,500         18,301        (148,869)
  Reduction of long-term debt.............................................          (41,975)       (16,177)         (1,168)
  Acquisition of treasury stock...........................................          (24,931)             -               -
  Dividends paid..........................................................           (9,120)        (8,173)         (7,097)
  Proceeds from exercise of stock options.................................            6,122          6,252           1,487
  Gain (loss) on stock purchased for employees' savings plan..............              109           (291)            (83)
  Proceeds from dividend reinvestment plan................................              304            279             195
  Net proceeds from sale of 8 7/8% notes..................................                -              -         123,596
                                                                                 -----------    -----------     -----------
Net Cash Provided by (Used in) Financing Activities.......................           48,901            191         (31,939)
                                                                                 -----------    -----------     -----------
Net Increase in Cash......................................................              406            611           1,637
Cash at Beginning of Year.................................................           11,644         11,033           9,396
                                                                                 -----------    -----------     -----------
Cash at End of Year.......................................................          $12,050        $11,644         $11,033
                                                                                 ===========    ===========     ===========
....................................................................................................................................

Supplemental Disclosure of Cash Flow Information:
  Income taxes paid.......................................................          $38,043        $28,531         $18,855
  Interest paid, net of amounts capitalized...............................           19,110         18,915          21,687

Supplemental Disclosure of Noncash Financing Activities:
  Conversion of 6% convertible subordinated debentures into equity........          $     -        $74,763         $     -



See notes to consolidated financial statements

THE PEP BOYS- MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended January 29, 1994, January 30, 1993 and February 1, 1992 (dollar amounts in thousands, except per share amounts)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS The Pep Boys is engaged principally in the retail sale of automotive parts and accessories, automotive maintenance and service and the installation of parts through a chain of 386 stores at January 29, 1994.

FISCAL YEAR END The Company's fiscal year ends on the Saturday nearest to January 31. Fiscal years 1993, 1992 and 1991 each comprised 52 weeks.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

MERCHANDISE INVENTORIES Merchandise inventories are valued at the lower of cost (last-in, first-out method) or market. If the first-in, first-out method of valuing inventories had been used, inventories would have been approximately $15,452 and $18,169 higher at January 29, 1994 and January 30, 1993, respectively.

PROPERTY AND EQUIPMENT Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives: building and improvements, 5 1/2 to 40 years; furniture, fixtures and equipment, 3 to 10 years.

CAPITALIZED INTEREST Interest on borrowed funds is capitalized in connection with the construction of certain long-term assets. Capitalized interest amounted to $1,254, $852 and $602 in fiscal years 1993, 1992 and 1991, respectively.

SERVICE REVENUE Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.

COSTS OF REVENUES Costs of merchandise sales include the cost of products sold, buying, warehousing and store occupancy costs. Costs of service revenue include service center payroll and related employee benefits and service center occupancy costs. Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses.

PENSION EXPENSE Annual pension expense is actuarially computed using the "projected unit credit method" which attributes an equal portion of total projected benefits to each year of employee service.

INCOME TAXES The Company used the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" for the years ended January 29, 1994 and January 30, 1993 and in accordance with SFAS No. 96 "Accounting for Income Taxes" for the year ended February 1, 1992. Under the liability method, deferred income taxes are determined based upon enacted tax laws and rates applied to the differences between the financial statement and tax bases of assets and liabilities. The adoption of SFAS No. 109 on February 2, 1992 did not have any effect on the Company's financial position or results of operations.

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS Effective February 2, 1992 the Company adopted SFAS No. 106, "Accounting for Postretirement Benefits Other than Pensions." As a result of adopting this standard, the Company recognized an expense of $12 in fiscal year 1992, which is the full impact of SFAS No. 106 on the Company's financial position and results of operation.
     In December 1993, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement establishes accrual accounting standards for employer-provided benefits which cover former or inactive employees after employment, but before retirement. The Company will adopt this accounting standard during fiscal year 1994. The Company estimates that the cumulative effect of this change in accounting principle will result in a charge to earnings in a range of between $3,100 and $4,400, net of income tax benefit of between $1,900 and $2,600, respectively.

RECLASSIFICATIONS Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.

NOTE B - DEBT

SHORT-TERM BORROWINGS The Company had short-term borrowings of $54,500 at January 29, 1994 and $10,000 at January 30, 1993. The Company had available short-term lines of credit with several banks totalling $119,000 on January 29, 1994 and $54,000 on January 30, 1993. The interest rates on these lines are negotiated based upon market conditions. The weighted average interest rate on borrowings from these lines was 3.4% for 1993 and 3.7% for 1992. The average and maximum month end balances on these borrowings were $30,435 and $54,500 in 1993 and $3,654 and $15,000 in 1992.

LONG-TERM DEBT
...............................................................................
                                                         Jan. 29,    Jan. 30,
                                                             1994        1993
                                                         --------    --------
8 7/8% notes due April 15, 1996 (a).................     $125,000    $125,000
6 5/8% notes due May 15, 2003 (a)...................       75,000           -
Indebtedness to banks under revolving
   credit loan agreement dated
   June 16, 1989 (b)................................       35,000      45,000
Other revolving lines of credit (c).................            -      13,950
9.33% senior notes (d)..............................       23,214      35,714
Mortgage notes payable at annual
   interest rates ranging from 4.2%
   to 10.75%  (e)...................................        2,183       7,708
                                                         --------    --------
                                                          260,397     227,372
   Less current maturities..........................        7,397      18,025
                                                         --------    --------
Total long-term debt................................     $253,000    $209,347
                                                         ========    ========
.............................................................................

(a) On March 7, 1991, the Company filed a shelf registration with the Securities and Exchange Commission, which permits the Company to issue up to $225,000 of debt securities. On April 8, 1991, the Company sold $125,000 of 5 years notes and on May 18, 1993, the Company sold $75,000 of 10 year notes.

(b) The Company has a revolving credit agreement with eight major banks providing for borrowings of up to $100,000. Funds may be drawn and repaid anytime prior to June 30, 1995, at which time the total commitment, or any portion thereof, may be converted, at the Company's election, into term loans payable at 6.25% of the term commitment amount each quarter for the next four years. At the Company's option, the interest rate on any loan may be based on the prime rate, a "CD-based" rate, a "LIBOR-based" rate or a negotiated rate based upon market conditions. The weighted average interest rate was 3.3% at January 29, 1994 and 3.5% at January 30, 1993.

(c) The Company has entered into a revolving credit agreement with a bank which permits the Company to borrow an aggregate of $10,000. Upon the bank's demand, this line is due and payable in thirteen months. The interest rate on this line, at the Company's election, is based on a negotiated rate based upon market conditions, the prime rate, a "CD-based" rate or a "LIBOR-based" rate. In fiscal year 1992, the Company had an additional revolving credit agreement with a Bank which permitted the Company to borrow an aggregate of $15,000. The weighted average interest rate was 3.5% at January 30, 1993.

(d) Annual maturities for the 9.33% senior notes are as follows: $7,143 due in each of 1994, 1995 and 1996 and $1,785 due in 1997.

(e) The weighted average interest rate as of January 29, 1994 on the mortgage notes payable was 5.25%. These notes, which mature at various times through August 2016, are collateralized by land and building with an aggregate carrying value of approximately $6,014.


Several of the Company's debt agreements require the maintenance of certain financial ratios and covenants. Approximately $193,920 of the Company's net worth was not restricted by these covenants at fiscal year end. The Company is currently in compliance with all debt covenants.

The annual maturities of all long-term debt for the next five years are $7,397 in 1994, $13,601 in 1995, $145,851 in 1996, $14,369 in 1997 and $12,561 in
1998. Any compensating balance requirements related to all revolving credit agreements and debt were satisfied by balances available from normal business operations.

The Company was contingently liable for outstanding letters of credit in the amount of approximately $28,673 as of January 29, 1994.

NOTE C - LEASE COMMITMENTS

    The Company leases certain property and equipment under operating leases which contain renewal and escalation clauses. Aggregate minimum rental commitments for leases having noncancellable lease terms of more than one year are approximately: 1994 - $14,843; 1995 - $15,002; 1996 - $12,990; 1997 -
$12,678; 1998 - $11,867; thereafter - $152,966.  The present value of the aggregate minimum rental commitments for operating leases, discounted at 10% is approximately $107,124. Rental expenses incurred for operating leases in 1993, 1992 and 1991 were $16,786, $14,094 and $10,371, respectively.

NOTE D - STOCKHOLDERS' EQUITY

    On December 31, 1987, the Company distributed as a dividend one common share purchase right on each of its common shares. The rights will not be exercisable or transferable apart from the Company's common stock until a person or group, as defined in the rights agreement, (dated December 17, 1987 and as amended on June 6, 1989), without the proper consent of the Company's Board of Directors, acquires 20% or more, or makes an offer to acquire 30% or more of the Company's outstanding stock, exclusive of stock holdings as of December 17, 1987. When exercisable, the rights entitle the holder to purchase one share of the Company's common stock for $55. Under certain circumstances, including the acquisition of 20% of the Company's stock by a person or group, the rights entitle the holder to purchase common stock of the Company or common stock of an acquiring company having a market value of twice the exercise price of the right. The rights do not have voting power and are subject to redemption by the Company's Board of Directors for $.02 per right anytime before a 20% position has been acquired and for 15 days thereafter, at which time the rights become nonredeemable. The rights expire on December 31, 1997.

    On December 6, 1993 the Company's Board of Directors announced its intention to establish a flexible employee benefit trust and approved the repurchase of up to $75,000 worth of the Company's common shares. The repurchased shares will be held in the trust and will be used to finance various existing employee compensation and benefit plans, including healthcare programs, savings and retirement plans and other benefit obligations. The trust will allocate or sell the repurchased shares over the next 15 years to fund these benefit programs. As of January 29, 1994, the Company has repurchased $24,931 or 948,200 shares of its common stock which is shown as
treasury stock on the Company's consolidated balance sheets.

NOTE E - PENSION AND SAVINGS PLANS

    The Company has a pension plan covering substantially all of its full-time employees hired on or before February 1, 1992. Normal retirement age is 65. Pension benefits are based on salary and years of service. The Company's policy is to fund amounts as are necessary on an actuarial basis to provide assets sufficient to meet the benefits to be paid to plan members in accordance with the requirements of ERISA. As of January 31, 1992, the plan was amended to exclude employees hired on or after February 2, 1992.

    The 1993, 1992 and 1991 actuarial computations using the "projected unit credit method" assumed a discount rate on benefit obligations of 8%, and an expected long-term rate of return on plan assets of 8.5%. The assumption for annual salary increases over the average remaining service lives of employees under the plan was changed to 4% in 1993, versus 6.5% in 1992 and 1991. Variances between actual experience and assumptions for costs and returns on assets are amortized over the remaining service lives of employees under the plan.

Pension expense includes the following:
.............................................................................
                                      Jan. 29,       Jan. 30,       Feb. 1,
                                          1994           1993          1992
                                      --------       --------       -------
Normal service costs................   $1,478         $1,733        $1,444
Interest cost on projected
  benefit obligation................    1,250          1,291         1,120
Actual return on plan assets........   (1,361)        (1,474)       (1,420)
Net amortization of transition
  asset and unrecognized net loss...     (257)          (256)         (156)
Prior service cost..................       23             23            23
Asset (loss) deferred...............     (217)             -             -
                                      --------       --------       -------
Total pension expense                  $  916         $1,317        $1,011
                                      ========       ========       =======
.............................................................................

Pension plan assets are stated at fair market value and are composed primarily of guaranteed investment contracts, group annuity contracts and money market funds, all with major insurance companies and banking institutions and the Company's common stock. The amount of excess plan assets at the adoption of SFAS No. 87 and unrecognized prior service costs are being amortized against net pension costs over 15 years.

The following table sets forth the reconciliation of the plan's funded status as of December 31 of each year. The actuarial present value of benefit obligation assumed a discount rate of 7.75% at December 31, 1993 and 8.00% at December 31, 1992.
.............................................................................

                                                    Dec. 31,         Dec. 31,
                                                        1993             1992
                                                  ----------       ----------
Actuarial present value of benefit
   obligation:
Vested benefit obligation.......................   $(14,218)        $(12,094)
                                                  ----------       ----------
Accumulated benefit obligation..................   $(15,506)        $(13,089)
                                                  ----------       ----------
Projected benefit obligation for
   service rendered to date.....................   $(18,918)        $(18,583)
Plan assets at fair value.......................     19,637           18,751
                                                  ----------       ----------
Assets in excess of projected
   benefit obligation...........................        719              168
Unrecognized net asset (at date of transition)..     (1,714)          (1,928)
Unrecognized net (gain) loss from past
   experience different from previous
   assumption...................................     (1,204)             454
Unrecognized prior service cost.................        127              150
                                                  ----------       ----------
Accrued pension expense
   as of January 29, 1994 and
   January 30, 1993, respectively...............   $ (2,072)        $ (1,156)
                                                  ==========       ==========

.............................................................................

The Company has a 401(k) savings plan which covers all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation. The Company's savings plan contribution expense was $2,277 in 1993, $1,980 in 1992 and $1,851 in 1991.

NOTE F - INCOME TAXES

The provision for income taxes includes the following:
.............................................................................

                                     Jan. 29,       Jan. 30,        Feb. 1,
Year ended                               1994           1993           1992
- --------------------------------    ---------      ---------      ---------
Current:
   Federal......................     $34,234        $29,739         $16,826
   State........................       3,587          3,563           1,925
Deferred:
   Federal......................       2,527         (1,946)          2,620
   State........................      (1,352)          (320)            269
                                    ---------      ---------      ---------
                                     $38,996        $31,036         $21,640
                                    =========      =========      =========
.............................................................................

   A reconciliation of the statutory federal income tax rate to the effective rate of the provision for income taxes follows:

.............................................................................

                                     Jan. 29,       Jan. 30,        Feb. 1,
Year ended                               1994           1993           1992
- --------------------------------    ---------      ---------      ---------

Statutory tax rate..............        35.0%          34.0%          34.0%
State income taxes,
   net of federal
   tax benefits.................         2.3            2.5            2.4
Other, net......................           -           (0.2)          (0.6)
                                    ---------      ---------      ---------
                                        37.3%          36.3%          35.8%
                                    =========      =========      =========
.............................................................................

   Deferred income taxes relate to the following temporary differences:
.............................................................................

                                     Jan. 29,       Jan. 30,        Feb. 1,
Year ended                               1994           1993           1992
- --------------------------------    ---------      ---------      ---------

Depreciation....................     $ 2,293        $ 1,124         $2,033
Inventories.....................      (2,244)        (1,504)           (12)
Vacation accrual................        (189)          (216)          (330)
Pension accrual.................        (344)        (1,178)            29
Casualty gain...................         544              -              -
Insurance.......................         680              -              -
VEBA............................         (11)           (14)         1,794
All other.......................         446           (478)          (625)
                                    ---------      ---------      ---------
                                     $ 1,175        $(2,266)        $2,889
                                    =========      =========      =========
.............................................................................

   The following are components of the net deferred tax accounts as of January 29, 1994:
...............................................................................
                                      Federal          State         Total
                                      -------         ------        -------
Deferred tax assets:
   Current.......................     $11,887         $  807        $12,694
   Long-term.....................      11,212            758         11,970

Deferred tax liabilities:
   Current.......................     $ 3,366         $  228        $ 3,594
   Long-term.....................      37,966          2,573         40,539

.............................................................................

   The following are components of the net deferred tax accounts as of January 30, 1993:

..............................................................................

                                      Federal          State          Total
                                      -------          -----          -----

Deferred tax assets:
   Current.......................     $ 8,863         $1,461        $10,324
   Long-term.....................       9,151          1,507         10,658

Deferred tax liabilities:
   Current.......................     $ 2,511         $  413        $ 2,924
   Long-term.....................      31,706          5,141         36,847

.............................................................................

   Items that gave rise to significant portions of the deferred tax accounts are as follows:
.............................................................................

                                                 Jan. 29,       Jan. 30,
Year ended                                           1994           1993
- --------------------------                      ---------       --------
Deferred tax assets:
   Inventories.................                  $ 6,678        $ 5,530
   Vacation accrual............                    2,164          1,998
   Other.......................                      258           (128)
                                                ---------       --------
                                                  $ 9,100       $ 7,400
                                                =========       ========
Deferred tax liabilities:
   Depreciation................                   $28,034       $25,673
   Other.......................                       535           516
                                                ---------       --------
                                                  $28,569       $26,189
                                                =========       ========
..............................................................................

NOTE G --- NET EARNINGS PER SHARE

   Net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding after reduction for treasury shares and assuming exercise of dilutive stock options computed by the treasury stock method using the average market price during the period. Primary and fully diluted earnings per share are essentially the same.

   The weighted average number of shares and share equivalents used in computing net earnings per share were: 61,891,000 in 1993, 60,636,000 in 1992 and 56,494,000 in 1991.

NOTE H --- STOCK OPTIONS AND AWARDS

   Options to purchase the Company's common stock have been granted to key employees and certain members of the Board of Directors. The option prices are at least 100% of the fair market value of the common stock on the grant date.

   Under the terms of the Company's Incentive Stock Option Plan adopted in 1982, options were authorized to purchase up to 3,600,000 shares of the Company's common stock. Options granted prior to 1988 are exercisable from the date of grant. Options granted in 1988 and thereafter are exercisable on the second anniversary of the grant date. All options under this plan cannot be exercised more than ten years from the grant date. As of May 21, 1990, no additional options will be granted under this plan.

   Under the terms of the Company's Nonqualified Stock Option Plans, adopted in 1984 and 1985, options were authorized to purchase up to 3,300,000 shares of the Company's common stock. The options become exercisable over a five year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options granted cannot be exercised more than 10 1/2 years after the grant date. As of May 21, 1990, no additional options will be granted under these plans.

   On May 21, 1990, the stockholders approved the 1990 Stock Incentive Plan which authorizes the issuance of restricted stock and/or options to purchase up to 1,000,000 shares of the Company's common stock. An additional 1,500,000 shares were authorized by stockholders on June 1, 1993. Under this plan, both incentive and nonqualified stock options may be granted to eligible participants. Incentive stock options are exercisable on the second anniversary of the grant date and nonqualified options become exercisable over a five-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options cannot be exercised more than 10 years after the grant date. As of January 29, 1994, 1,020,315 shares remain available for grant.

   The Company has reserved sufficient shares of common stock to meet its stock option plans' obligations.

............................................................................

   Stock option transactions are summarized as follows:

.............................................................................

                                              Incentive        Nonqualified
Fiscal 1992                               Stock Options       Stock Options
- -------------------------                 -------------       -------------
Outstanding--beginning of
   year                                      1,031,736           2,829,235
Granted                                        218,850             336,915
Exercised                                     (345,395)           (389,760)
Canceled                                       (75,150)                  -
                                          -------------       -------------
Outstanding--end of year                       830,041           2,776,390

Exercisable--end of year                       526,241           2,215,719
Price range of options exercised       $3.43 to $14.98     $3.97 to $14.69
Price range of options
   outstanding end of year             $3.97 to $26.25    $3.97 to $22.875
.............................................................................
Fiscal 1993
- -----------------------------------------------------------------------------
Outstanding--beginning of
   year                                        830,041           2,776,390
Granted                                        234,100             322,585
Exercised                                     (178,111)           (191,750)
Canceled                                       (73,050)             (6,500)
                                          -------------       -------------
Outstanding--end of year                       812,980           2,900,725

Exercisable--end of year                       456,930           2,397,911
Price range of options exercised       $3.97 to $14.98    $10.94 to $16.19
Price range of options
  outstanding end of year              $3.97 to $26.25     $3.97 to $23.13
.............................................................................

NOTE I --- FAIR VALUE OF FINANCIAL INSTRUMENTS

   The estimated fair value of the Company's financial instruments are as follows:
                                 January 29, 1994          January 30, 1993
                             ----------------------      ---------------------
                               Carrying   Estimated      Carrying    Estimated
                                 Amount  Fair Value        Amount   Fair Value
                             ----------  ----------      --------   ----------
Assets:
   Cash                        $ 12,050    $ 12,050      $ 11,644     $ 11,644
   Accounts receivable            1,525       1,525         2,845        2,845
Liabilities:
   Checks outstanding          $ 22,193    $ 22,193      $ 16,458     $ 16,458
   Accounts payable             104,248     104,248       125,777      125,777
   Short-term borrowings         54,500      54,500        10,000       10,000
   Long-term debt including
    current maturities          260,397     275,430       227,372      242,612
...............................................................................

CASH, ACCOUNTS RECEIVABLE, CHECKS OUTSTANDING AND ACCOUNTS PAYABLE The carrying amounts approximate fair value because of the short maturity of these items.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT INCLUDING CURRENT MATURITIES Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

   The fair value estimates presented herein are based on pertinent information available to management as of January 29, 1994 and January 30, 1993. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from amounts presented herein.

QUARTERLY FINANCIAL DATA (UNAUDITED)                                               The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

....................................................................................................................................
                                                                                       Net           Cash            Market Price
Year ended               Total          Gross      Operating            Net       Earnings      Dividends             Per Share
Jan. 29, 1994         Revenues         Profit         Profit       Earnings      per Share      per Share           High       Low
- ------------------------------------------------------------------------------------------------------------------------------------
1st Quarter           $299,147        $74,789        $25,093        $13,442           $.22         $.0375         26 1/2    20 3/4
2nd Quarter            329,146         87,752         34,226         19,102            .31          .0375         23 7/8    20 1/2
3rd Quarter            316,015         84,492         31,954         17,443            .28          .0375         24 7/8    20 3/4
4th Quarter            296,825         88,285         29,335         15,525            .25          .0375         27 1/2    23 1/4
- ------------------------------------------------------------------------------------------------------------------------------------
Year ended
Jan. 30, 1993

1st Quarter           $275,563        $70,193        $22,900        $10,836           $.19         $.0325         23 5/8    17 1/8
2nd Quarter            309,211         79,775         30,176         16,665            .27          .035          24 7/8    19 1/4
3rd Quarter            298,809         75,040         26,205         14,755            .24          .035          27 3/8    21 1/4
4th Quarter            272,011         71,932         23,499         12,323            .20          .035          27 1/4    21 3/4
 ---------------------------------------------------------------------------------------------------------------------------------


Under the Company's present accounting system, actual gross profit from merchandise sales can be determined only at the time of physical inventory, which is taken at the end of the fiscal year.  Gross profit from merchandise sales for the first, second and third quarters is estimated by the Company based upon recent historical gross profit experience and other appropriate factors.  Any variation between estimated and actual gross profit from merchandise sales for the first three quarters are reflected in the fourth quarter's results.

/TABLE

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                   PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The material contained in the registrant's definitive proxy statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year, (the "Proxy Statement") under the caption "Election of Directors" is hereby incorporated herein by reference. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I as Item A, in accordance with General Instruction G(3) to Form 10-K.

ITEM 11   EXECUTIVE COMPENSATION

     The material in the Proxy Statement under the caption "Executive Compensation" other than the material under the caption "Executive Compensation
- - Report of Compensation Committee of the Board of Directors" and "Executive Compensation - Performance Graph" is hereby incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The material in the Proxy Statement under the caption "Share Ownership of Certain Beneficial Owners and Management" is hereby incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The material in the Proxy Statement in the last two paragraphs under the caption "Executive Compensation - Compensation Arrangements" is hereby incorporated herein by reference.

                                    PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a).

1. The following consolidated financial statements of The Pep Boys - Manny, Moe & Jack are included in Item 8.

          Consolidated Balance Sheets - January 29, 1994
          and January 30, 1993

          Consolidated Statements of Earnings - Years ended January 29, 1994, January 30, 1993 and
          February 1, 1992

          Consolidated Statements of Cash Flows - Years ended January 29, 1994, January 30, 1993 and February 1, 1992

          Notes to Consolidated Financial Statements

2. The following consolidated financial statement schedules of The Pep Boys - Manny, Moe & Jack are included.

      Schedule V         Property, Plant and Equipment

      Schedule VI        Accumulated Depreciation,
                         Depletion and Amortization
                         of Property, Plant and
                         Equipment

      Schedule VIII      Valuation and Qualifying
                         Accounts and Reserves

      Schedule X         Supplementary Income
                         Statement Information

      All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.


3.   Exhibits

(3.1)     Articles of Incorporation,         Incorporated by reference from
          as amended                         the Company's Form 10-K for the
                                             fiscal year ended January 30,
                                             1988.

(3.2)     By-Laws, as amended                Incorporated by reference from
                                             the Registration Statement on
                                             Form S-3 (File No. 33-39225).

(4.1)     Indenture dated as of November 1,  Incorporated by reference from
          1986 between the Company and the   the Company's Form 10-K for the
          Philadelphia National Bank, as     fiscal year ended January 31,
          Trustee, including Form of         1987.
          Debenture

(4.2)     Indenture dated as of March 22,    Incorporated by reference from
          1991 between the Company and       the Registration Statement on
          Bank America Trust Company of      Form S-3 (File No. 33-39225).
          New York as Trustee, including
          Form of Debt Security

(10.1)    Medical Reimbursement Plan of      Incorporated by reference from
          the Company                        the Company's Form 10-K for the
                                             fiscal year ended January 31,
                                             1982.

(10.2)*   1982 Incentive Stock Option Plan   Incorporated by reference from
          of the Company                     the Company's Form 10-K for the
                                             fiscal year ended January 31,
                                             1982.


(10.3)*   1984 Non-Qualified Stock Option    Incorporated by reference from
          Plan                               the Company's Form 10-K for the
                                             fiscal year ended February 2,
                                             1985.

(10.4)*   1985 Non-Qualified Stock Option    Incorporated by reference from
          Plan                               the Company's Form 10-K for the
                                             fiscal year ended February 2,
                                             1985.

(10.5)*   The Pep Boys Savings Plan,         Incorporated by reference from
          as amended                         the Company's Registration
                                             Statement on Form S-8 (File No.
                                             33-14904) filed June 12, 1987.

(10.6)    Rights Agreement dated as of       Incorporated by reference from
          December 17, 1987 between the      the Company's Form 8-K dated
          Company and the Philadelphia       December 17, 1987.
          National Bank


(10.7)*   Directors' Deferred Compensation   Incorporated by reference from
          Plan, as amended                   the Company's Form 10-K for the
                                             fiscal year ended January 30,
                                             1988.

(10.8)*   Form of Employment Agreement, as   Incorporated by reference from
          amended, dated as of December 12,  the Company's Form 10-K for the
          1989                               fiscal year ended February 3,
                                             1990.

(10.9)    Loan Agreement dated as of         Incorporated by reference from
          June 28, 1988 related to 9.33%     the Company's Form 10-K for the
          Senior Notes due May 30, 1998      fiscal year ended January 28,
                                             1989.

(10.10)*  Amendment No. 1 to the 1985        Incorporated by reference from
          Non-Qualified Stock Option Plan    the Company's Form 10-K for the
                                             fiscal year ended January 28,
                                             1989.

(10.11)*  Amendment No. 1 to the 1982        Incorporated by reference from
          Incentive Stock Option Plan        the Company's Form 10-K for the
                                             fiscal year ended January 28,
                                             1989.

(10.12)   Amendment dated June 6, 1989       Incorporated by reference from
          to Rights Agreement dated as of    the Company's Report on Form 8
          December 17, 1987 between the      filed July 6, 1989.
          Company and the Philadelphia
          National Bank

(10.13)   Dividend Reinvestment and Stock    Incorporated by reference from
          Purchase Plan dated January 4,     the Registration Statement on
          1990                               Form S-3 (File No. 33-32857)
                                             filed January 5, 1990.

(10.14)   Credit Agreement dated as of       Incorporated by reference from
          June 16, 1989 between the          the Company's Form 10-K for the
          Company and the Chase Manhattan    fiscal year ended February 3,
          Bank (Agent)                       1990.

(10.15)*  The Pep Boys - Manny, Moe and      Incorporated by reference from
          Jack Pension Plan, as amended      the Company's Form 10-K for the
          and restated effective             fiscal year ended February 3,
          January 1, 1988                    1990.

(10.16)*  Amendment No. 3 to The Pep Boys    Incorporated by reference from
          Savings Plan, as amended           the Company's Form 10-K for the
                                             fiscal year ended February 3,
                                             1990.

(10.17)*  Amendment No. 4 to The Pep Boys    Incorporated by reference from
          Savings Plan, as amended           the Company's Form 10-K for the
                                             fiscal year ended February 3,
                                             1990.

(10.18)*  Executive Supplemental Pension     Incorporated by reference from
          Plan amended and restated          the Company's Form 10-K for the
          effective January 1, 1988          fiscal year ended February 3,
                                             1990.

(10.19)*  1990 Stock Incentive Plan          Incorporated by reference from
                                             the Company's Form 10-Q for the
                                             quarter ended November 3, 1990.

(10.20)*  Amendment No. 1 to 1990 Stock      Incorporated by reference from
          Incentive Plan                     the Company's Form 10-K for the
                                             fiscal year ended February 1,
                                             1992.

(10.21)*  The Pep Boys - Manny, Moe &        Incorporated by reference from
          Jack Trust Agreement for the       the Company's Form 10-K for the
          Executive Supplemental Pension     fiscal year ended February 1,
          Plan and Certain Contingent        1992.
          Compensation Arrangements,
          dated as of February 13, 1992.

(10.22)*  Amendments to The Pep Boys -       Incorporated by reference from
          Manny, Moe & Jack Pension Plan     the Company's Form 10-K for the
          (amended and restated effective    fiscal year ended February 1,
          January 1, 1988), dated as of      1992.
          January 31, 1992

(10.23)*  Amendment to the Executive         Incorporated by reference from
          Supplemental Pension Plan          the Company's Form 10-K for the
          (amended and restated effective    fiscal year ended February 1,
          January 1, 1988), dated as of      1992.
          February 13, 1992

(10.24)*  Consulting and Retirement          Incorporated by reference from
          Agreement by and between the       the Company's Form 10-K for the
          Company and Benjamin Strauss,      fiscal year ended February 1,
          dated as of February 2, 1992       1992.

(10.25)*  Amendment No. 2 to the 1982        Incorporated by reference from
          Incentive Stock Option Plan        the Company's Form 10-Q for the
                                             quarter ended October 31, 1992.

(10.26)*  Amendment No. 3 to the Non-        Incorporated by reference from
          Qualified Stock Option Plan        the Company's Form 10-Q for the
                                             quarter ended October 31, 1992.


(10.27)*  Amendment No. 2 to the 1990        Incorporated by reference from
          Stock Incentive Plan               the Company's Form 10-Q for the
                                             quarter ended October 31, 1992.

(10.28)*  Amendment No. 5 to The Pep         Incorporated by reference from
          Boys Savings Plan, as amended      the Company's Form 10-K for the
                                             year ended January 30, 1993.


(10.29)*  Executive Incentive Bonus Plan     Incorporated by reference from
          of the Company, as amended,        the Company's Form 10-K for the
          dated as of April 1, 1992          year ended January 30, 1993.

(10.30)*  President's Merit Award Program    Incorporated by reference from
          of the Company, as amended,        the Company's Form 10-K for the
          dated as of April 1, 1992          year ended January 30, 1993.

(11)      Computation of Earnings Per Share

(12)      Computation of Ratio of Earnings
          to Fixed Charges

(21)      Subsidiaries of the Company        Incorporated by reference from
                                             the Company's Form 10-K for the
                                             fiscal year ended January 30,
                                             1988.

(23)      Independent Auditors' Consent

          (b) No Form 8-K was filed for the fourth quarter of the year ended January 29, 1994.


*Management contract or compensatory plan or arrangement.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             THE PEP BOYS - MANNY, MOE & JACK
                                                  (Registrant)




Dated: April 20, 1994                        by:  /s/Michael J. Holden
                                                --------------------------
                                                Michael J. Holden
                                                Senior Vice President and
                                                Chief Financial Officer and
                                                Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                   CAPACITY                         DATE

                            Chairman of the Board, President
/s/Mitchell G. Leibovitz    and Chief Executive Officer        April 20, 1994
- ------------------------    (Principal Executive Officer)
Mitchell G. Leibovitz

/s/Michael J. Holden        Senior Vice President - Chief      April 20, 1994
- ------------------------    Financial Officer and Treasurer
Michael J. Holden           (Principal Financial and
                            Accounting Officer)


/s/Walter G. Arader         Director                           April  8, 1994
- ------------------------
Walter G. Arader


                            Director                           April   , 1994
- ------------------------
Lennox K. Black


/s/Pemberton Hutchinson     Director                           April 18, 1994
- ------------------------
Pemberton Hutchinson

/s/Bernard J. Korman        Director                           April  8, 1994
- ------------------------
Bernard J. Korman


/s/J. Richard Leaman, Jr.   Director                           April  7, 1994
- ------------------------
J. Richard Leaman, Jr.


/s/Lester Rosenfeld         Director                           April  7, 1994
- ------------------------
Lester Rosenfeld


/s/Benjamin Strauss         Director                           April  9, 1994
- ------------------------
Benjamin Strauss

/s/Myles H. Tanenbaum
- ------------------------    Director                           April  8,1994
Myles H. Tanenbaum


/s/David V. Wachs           Director                           April  8, 1994
- ------------------------
David V. Wachs

FINANCIAL STATEMENT SCHEDULES FURNISHED PURSUANT TO THE REQUIREMENTS OF FORM
10-K

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES                                         SCHEDULE V -PROPERTY, PLANT AND EQUIPMENT

                                                   (in thousands)
- ------------------------------------------------------------------------------------------------------------------------------------
Column A                             Column B            Column C            Column D            Column E            Column F
- ------------------------------------------------------------------------------------------------------------------------------------
Classifications                    Balance at           Additions                                                  Balance at
                                 Beginning of                  at                                  Other               End of
                                       Period                Cost         Retirements            Changes               Period
- ------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED January 29, 1994
Land                                 $157,947           $ 26,001             $  (347)             $     -            $183,601
Building and improvements             434,144             68,675              (2,352)                   -             500,467
Furniture, fixtures and
   equipment                          198,902             37,047              (6,219)                   -             229,730
Construction in progress                5,922              3,442  *                 -                   -               9,364
- ------------------------------------------------------------------------------------------------------------------------------------
                                     $796,915           $135,165             $(8,918)             $     -            $923,162
- ------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED January 30, 1993
Land                                 $147,347           $ 10,799             $  (199)             $     -            $157,947
Building and improvements             395,794             41,119              (2,769)                   -             434,144
Furniture, fixtures and
   equipment                          179,360             26,114              (6,572)                   -             198,902
Construction in progress                5,929                 (7) *                -                    -               5,922
- ------------------------------------------------------------------------------------------------------------------------------------
                                     $728,430           $ 78,025            $ (9,540)             $     -            $796,915
- ------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED February 1, 1992
Land                                 $139,433           $  8,165             $  (219)             $  (32) **         $147,347
Building and improvements             356,553             40,171                (874)                (56) **          395,794
Furniture, fixtures and
   equipment                          151,811             29,575              (2,109)                 83  **          179,360
Construction in progress               18,034            (12,110) *                 -                  5  **            5,929
- ------------------------------------------------------------------------------------------------------------------------------------
                                     $665,831           $ 65,801             $(3,202)             $    -             $728,430
- ------------------------------------------------------------------------------------------------------------------------------------

*  Net change in construction in progress
** Reclassification from other balance sheet accounts

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES              SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                                                                 OF PROPERTY, PLANT AND EQUIPMENT
                                                                       (in thousands)
- ------------------------------------------------------------------------------------------------------------------------------------
Column A                                  Column B            Column C            Column D            Column E            Column F
- ------------------------------------------------------------------------------------------------------------------------------------
Descriptions                            Balance at           Additions                                                  Balance at
                                      Beginning of                  at                                   Other              End of
                                            Period                Cost         Retirements             Changes              Period
- ------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED January 29, 1994
Building and improvements                 $ 76,687             $13,451            $(1,394)             $   58             $ 88,802
Furniture, fixtures and
  equipment                                 91,310              25,674             (6,004)                (72)             110,908
- ------------------------------------------------------------------------------------------------------------------------------------
                                          $167,997             $39,125            $(7,398)             $  (14)            $199,710
- ------------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED January 30, 1993
Building and improvements                 $ 66,834             $12,430            $(2,427)              $(150)            $ 76,687
Furniture, fixtures and
  equipment                                 73,003              24,244             (6,087)                150               91,310
- ------------------------------------------------------------------------------------------------------------------------------------
                                          $139,837             $36,674            $(8,514)             $    -             $167,997
- ------------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED February 1, 1992
Building and improvements                 $ 55,952             $11,539            $  (657)             $    -             $ 66,834
Furniture, fixtures and
  equipment                                 52,889              21,900             (1,786)                  -               73,003
- ------------------------------------------------------------------------------------------------------------------------------------
                                          $108,841             $33,439            $(2,443)             $    -             $139,837
- ------------------------------------------------------------------------------------------------------------------------------------


The annual provision for depreciation has been computed using the straight-line method over the following estimated useful lives:

   Building and improvements          5 1/2 to 40 years
   Furniture, fixtures and equipment  3 to 10 years

/TABLE

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES                                        SCHEDULE VIII - VALUATION AND QUALIFYING
                                                                                                            ACCOUNTS AND RESERVES

                                                                            (in thousands)
- ----------------------------------------------------------------------------------------------------------------------------------
Column A                                  Column B                       Column C                     Column D            Column E
- ----------------------------------------------------------------------------------------------------------------------------------
                                                             Additions           Additions
                                        Balance at          Charged to          Charged to                              Balance at
                                      Beginning of           Costs and              Other                                   End of
Descriptions                                Period            Expenses            Accounts        Deductions-*              Period
- ----------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year Ended January 29, 1994                    $85                  $4                 $ -                 $39                 $50

- ----------------------------------------------------------------------------------------------------------------------------------

Year Ended January 30, 1993                   $246                 $41                 $ -                $202                 $85

- ----------------------------------------------------------------------------------------------------------------------------------

Year Ended February 1, 1992                   $137                $354                 $ -                $245                $246

- ----------------------------------------------------------------------------------------------------------------------------------

*Uncollectible accounts written off.
/TABLE

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES                                                SCHEDULE X
                                                                 SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                            (in thousands)
- ------------------------------------------------------------------------------------------
Column A                                                                      Column B
- ------------------------------------------------------------------------------------------

YEAR ENDED January 29, 1994
Depreciation and amortization
 of property and equipment                                                     $39,125
Taxes other than income taxes:
   Payroll                                                                      22,052
   Other                                                                        12,689
Advertising                                                                      2,665
Repairs and maintenance                                                         19,174


YEAR ENDED January 30, 1993
Depreciation and amortization
 of property and equipment                                                     $36,674
Taxes other than income taxes:
   Payroll                                                                      18,610
   Other                                                                        10,843
Advertising                                                                      2,294
Repairs and maintenance                                                         16,730



YEAR ENDED February 1, 1992
Depreciation and amortization
 of property and equipment                                                     $33,439
Taxes other than income taxes:
   Payroll                                                                      16,495
   Other                                                                        10,448
Advertising                                                                      3,873
Repairs and maintenance                                                         14,916

- ---------------------------------------------------------------------------------------------
No other items required by this schedule exceeded one percent of total revenues as reported in the related consolidated statements of earnings for the years ended January 29, 1994, January 30, 1993 and
February 1, 1992.
/TABLE

INDEX TO EXHIBITS


   (11) Computation of Earnings Per Share

   (12) Computation of Ratio of Earnings to Fixed Charges

   (23) Independent Auditors' Consent