Form 10-Q
period 1994-04-30
PEP BOYS MANNY MOE & JACK
filed 1994-06-14
CIK 77449

                          UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 1994

                                            OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
            from             to
                 -----------    ----------

Commission File No. 1-3381
                    ------

                     The Pep Boys - Manny, Moe & Jack
         ------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

               Pennsylvania                          23-0962915
      -------------------------------       ---------------------------
      (State or other jurisdiction of       (I.R.S. Employer ID number)
       incorporation or organization)


        3111 W. Allegheny Ave. Philadelphia, PA              19132
        ----------------------------------------          ----------
        (Address of principal executive offices)          (Zip code)

                        215-229-9000
       ----------------------------------------------------
       (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject
to such filing requirements for the past 90 days.  Yes ( x )   No (   )


As of April 30, 1994 there were 61,187,166 shares of the registrant's Common Stock outstanding.

- - -------------------------------------------------------------------
Index                                                         Page
- - -------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
- - ------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            April 30, 1994 and January 29, 1994                 3

            Consolidated Statements of Earnings -
            Thirteen weeks ended April 30, 1994
            and May 1, 1993                                     4

            Condensed Consolidated Statements of
            Cash Flows - Thirteen weeks ended
            April 30, 1994 and May 1, 1993                      5

            Notes to Condensed Consolidated
            Financial Statements                                6

          Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                          7-9


PART II - OTHER INFORMATION                                    10
- - ---------------------------

SIGNATURE                                                      11



- - -------------------------------------------------------------------

                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                       (dollar amounts in thousands, except per share amounts)
                                                                   Apr. 30, 1994      Jan. 29, 1994*
                                                                   -------------      --------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash.......................................................        $   16,106          $   12,050
   Accounts receivable, net...................................             1,969               1,525
   Merchandise inventories....................................           362,969             305,872
   Deferred income taxes......................................            10,058               9,100
   Other......................................................             7,712              13,161
                                                                   -------------       -------------
      Total Current Assets....................................           398,814             341,708

 Property and Equipment-at cost
   Land.......................................................           193,292             183,601
   Building and improvements..................................           506,621             500,467
   Furniture, fixtures and equipment..........................           233,087             229,730
   Construction in progress...................................            19,989               9,364
                                                                    ------------       -------------
                                                                         952,989             923,162
   Less accumulated depreciation and amortization.............           210,099             199,710
                                                                   -------------       -------------
      Total Property and Equipment............................           742,890             723,452

 Other........................................................            13,911              13,358
                                                                   -------------       -------------
Total Assets..................................................        $1,155,615          $1,078,518
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Checks outstanding.........................................        $   30,572          $   22,193
   Accounts payable...........................................           106,145             104,248
   Accrued expenses...........................................            71,721              59,574
   Short-term borrowings......................................            94,600              54,500
   Income taxes payable.......................................            10,991               1,278
   Current maturities of long-term debt.......................             7,317               7,397
                                                                   -------------       -------------
      Total Current Liabilities...............................           321,346             249,190

 Long-Term Debt, less current maturities......................           272,956             253,000
 Deferred Income Taxes........................................            28,569              28,569
 Commitments
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares - Issued and
    outstanding 61,187,166 and 61,060,055.....................            61,187              61,060
   Additional paid-in capital.................................           124,523             122,977
   Retained earnings..........................................           399,398             388,653
                                                                   -------------        ------------
                                                                         585,108             572,690
   Less:
     Treasury Stock, 948,200 shares at cost...................                 -              24,931
     Shares held in benefits trust, 1,965,200 shares at cost..            52,364                   -
                                                                   -------------        ------------
      Total Stockholders' Equity..............................           532,744             547,759
                                                                   -------------        ------------
Total Liabilities and Stockholders' Equity....................        $1,155,615          $1,078,518
                                                                   =============        ============
 See notes to condensed consolidated financial statements.
*Taken from the audited financial statements at Jan. 29, 1994.

                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF EARNINGS
                       (dollar amounts in thousands, except per share amounts)
                                              UNAUDITED

                                                               Thirteen weeks ended
                                                         -------------------------------
                                                         Apr. 30, 1994        May 1, 1993
                                                         -------------     ---------------
Merchandise Sales....................................        $290,826             $260,452
Service Revenue......................................          46,874               38,695
                                                         -------------       -------------
Total Revenues.......................................         337,700              299,147

Costs of Merchandise Sales...........................         208,223              191,547
Costs of Service Revenue.............................          38,950               32,811
                                                         -------------       -------------
Total Costs of Revenues..............................         247,173              224,358

Gross Profit from Merchandise Sales..................          82,603               68,905
Gross Profit from Service Revenue....................           7,924                5,884
                                                         -------------       -------------
Total Gross Profit...................................          90,527               74,789

Selling, General and Administrative Expenses.........          57,926               49,696
                                                         -------------       -------------
Operating Profit.....................................          32,601               25,093

Nonoperating Income..................................           1,099                1,088
Interest Expense.....................................           5,720                5,012
                                                         -------------       -------------
Earnings Before Income Taxes and Cumulative
 Effect of Change in Accounting Principle............          27,980               21,169

Income Taxes.........................................          10,423                7,727
                                                         -------------       -------------
Earnings Before Cumulative Effect of Change in
 Accounting Principle................................          17,557               13,442

Cumulative Effect of Change in Accounting Principle..          (4,300)                   -
                                                          ------------       -------------
Net Earnings.........................................          13,257               13,442

Retained Earnings, beginning of year.................         388,653              332,261
Cash Dividends.......................................           2,512                2,277
                                                          ------------       -------------
Retained Earnings, end of period.....................        $399,398             $343,426
                                                          ============       =============
Earnings per Share Before Cumulative Effect
 of Change in Accounting Principle...................        $    .29             $    .22
Cumulative Effect of Change in Accounting Principle..            (.07)                   -
                                                          ------------       -------------
Net Earning per Share................................        $    .22             $    .22
                                                          ============       =============
Cash Dividends per Share.............................        $  .0425             $  .0375
                                                          ============       =============

See notes to condensed consolidated financial statements.

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                             UNAUDITED
                                                                                      Thirteen weeks ended
                                                                             ---------------------------------
                                                                             Apr. 30, 1994         May 1, 1993
                                                                             -------------       -------------
     Net Cash Provided by (Used in) Operating Activities.............            $  3,150            $(17,357)

Cash Flows from Investing Activities:
     Capital expenditures............................................             (30,032)            (19,018)
     Other, net......................................................                  25                  66
                                                                              ------------        ------------
     Net Cash Used in Investing Activities...........................             (30,007)            (18,952)

Cash Flows from Financing Activities:
     Net borrowings under line of credit agreements..................              60,100              44,000
     Reduction of long-term debt.....................................                (124)             (4,059)
     Dividends paid..................................................              (2,512)             (2,277)
     Acquisition of treasury stock...................................             (28,339)                  -
     Proceeds from exercise of stock options
       and dividend reinvestment plan................................               1,788                 864
                                                                              ------------         -----------
     Net Cash Provided by Financing Activities.......................              30,913              38,528
                                                                              ------------         -----------
Net Increase in Cash.................................................               4,056               2,219

Cash at Beginning of Year............................................              12,050              11,644
                                                                              ------------         -----------
Cash at End of Period................................................            $ 16,106            $ 13,863
                                                                              ============         ===========

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of April 30, 1994, the consolidated statements of earnings for the thirteen week periods ended April 30, 1994 and May 1, 1993 and the condensed consolidated statements of cash flows for the thirteen week periods ended April 30, 1994 and May 1, 1993 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments as well as the accounting change referred to in Note 3 below) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1994 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 29, 1994 annual report to shareholders. The results of operations for the thirteen week period ended April 30, 1994 are not necessarily indicative of the operating results for the full year.


NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, inventories would have been approximately $15,852,000 and $15,452,000 higher at April 30, 1994 and January 29, 1994, respectively.


NOTE 3. Postemployment Benefits

On January 30, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement establishes accrual accounting standards for employer-provided benefits which cover former or inactive employees after employment, but before retirement. Adoption of this accounting standard on January 30, 1994 resulted in a one-time charge to earnings of $4,300,000 (net of income tax benefit of $2,552,000) or $.07 per share recognized as a cumulative effect of a change in accounting principle.

NOTE 4. Employee Benefits Trust

On April 29, 1994, the Company established a flexible employee benefits trust to fund a portion of its obligations arising from various employee compensation and benefit plans. The Company has authorization to purchase Common Stock having a value of up to $75,000,000 for sale to the trust. As of April 30, 1994, the Company sold 1,965,200 shares of Common Stock, having a value of $52,364,000, which it had repurchased in the open market, to the trust in exchange for a promissory note payable to the Company.

                                        THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            THIRTEEN WEEKS ENDED APRIL 30, 1994

Results of Operation -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
- - ------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                    April 30, 1994        May 1, 1993        Fiscal 1994 vs.
                                                         (Fiscal 1994)       (Fiscal 1993)         Fiscal 1993
- - ------------------------------------------------------  --------------       -------------     -----------------
Merchandise Sales.....................................         86.1%               87.1%               11.7%
Service Revenue (1)...................................         13.9                12.9                21.1
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                12.9

Costs of Merchandise Sales (2)........................         71.6 (3)            73.5 (3)             8.7
Costs of Service Revenue (2)..........................         83.1 (3)            84.8 (3)            18.7
                                                              ------              ------              ------
Total Costs of Revenues...............................         73.2                75.0                10.2

Gross Profit from Merchandise Sales...................         28.4 (3)            26.5 (3)            19.9
Gross Profit from Service Revenue.....................         16.9 (3)            15.2 (3)            34.7
                                                              ------              ------              ------
Total Gross Profit....................................         26.8                25.0                21.0

Selling, General and Administrative Expenses..........         17.1                16.6                16.6
                                                              ------              ------              ------
Operating Profit......................................          9.7                 8.4                29.9

Nonoperating Income...................................           .3                  .4                 1.0
Interest Expense......................................          1.7                 1.7                14.1
                                                              ------              ------              ------
Earnings Before Income Taxes and Cumulative Effect
 of Change in Accounting Principle....................          8.3                 7.1                32.2

Income Taxes..........................................         37.3 (4)            36.5 (4)            34.9
                                                              ------              ------              ------
Earnings Before Cumulative Effect
 of Change in Accounting Principle....................          5.2                 4.5                30.6

Cumulative Effect of Change in Accounting Principle...         (1.3)                -                   -
                                                              ------              ------              ------
Net Earnings..........................................          3.9                 4.5                (1.4)
                                                              ======              ======              ======

(1) Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.

(2) Costs of merchandise sales include the cost of products sold, buying, warehousing and store occupancy costs.  Costs of service revenue include service center payroll and related employee benefits and service center occupancy costs.  Occupancy costs include utilities, rents, real estate, and property taxes, repairs and maintenance and depreciation and amortization expenses.

(3) As a percentage of related sales or revenue, as applicable.

(4) As a percentage of earnings before income taxes.

Thirteen Weeks Ended April 30, 1994 vs. Thirteen Weeks Ended May 1, 1993
- - ------------------------------------------------------------------------

Total revenues for the first quarter increased 13% due to a higher store count (387 at April 30, 1994 compared with 359 at May 1, 1993) coupled with a 6% increase in comparable store revenues (revenues generated by stores in operation during the same months of each period). Comparable store merchandise sales increased 5% while comparable service revenue increased 11%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to higher merchandise margins offset, in part, by an increase in store occupancy costs.

Gross profit from service revenue increased, as a percentage of service revenue, due primarily to a decrease in service center occupancy costs.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to higher media costs and a slight increase in store expenses.


Nonoperating income consisted of the following:
  (in thousands)
                                       1994              1993
                                       ------           ------
  Rental revenue                       $  328           $  241
  Investment income                       474               22
  Other income                            297              448
  Net gain on disposal of assets            -              377
                                       ------           ------
  Total                                $1,099           $1,088
                                       ======           ======

The increase in income taxes, as a percentage of earnings before income taxes, was due primarily to a 1% increase in the federal statutory tax rate from 34% to 35%.

The 31% increase in earnings before the cumulative effect of a change in accounting principle in 1994 as compared with 1993, was due primarily to an increase in gross profit from merchandise sales, as a percentage of merchandise sales, offset, in part, by an increase in selling, general and administrative expenses, as a percentage of total revenues.

On January 30, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement establishes accrual accounting standards for employer-provided benefits which cover former or inactive employees after employment, but before retirement. Adoption of this accounting standard on January 30, 1994 resulted in a one-time charge to earnings of $4,300,000 (net of income tax benefit of $2,552,000) or $.07 per share recognized as a cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES - April 30, 1994
- - ----------------------------------------------

The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and the purchase of inventory. During the first quarter of 1994, the Company invested $30,032,000 in property and equipment while inventory increased $57,097,000. Working capital decreased from $92,518,000 at January 29, 1994 to $77,468,000 at April 30, 1994. At April 30, 1994 the Company had stockholders' equity of $532,744,000 and long-term debt of $272,956,000. The Company's long-term debt was 34% of its total capitalization at April 30, 1994.

The Company plans to open approximately 48 new stores during the balance of the current fiscal year. Management estimates that the cost of this expansion, coupled with expenditures in existing stores, warehouses and offices will be approximately $125,000,000. In addition to the funds required to finance the Company's store expansion, the Company has authorization to purchase up to $75,000,000 of Common Stock for sale to an employee benefits trust, of which Common Stock having a value of $52,364,000 had been repurchased as of April 30, 1994. Funds required to finance the store expansion including related inventory requirements and stock repurchase are expected to come primarily from operating activities with the remainder provided by unused lines of credit which totalled $104,400,000 at April 30, 1994, or from accessing traditional lending sources such as the public capital markets.

PART II - OTHER INFORMATION
- - ---------------------------

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits

                 (11) Statement Re: Computation of Earnings Per
                      Share


           (b) On May 6, 1994, the Company filed a Form 8-K, dated April 29, 1994, reporting, under Item 5 thereof, the establishment of a flexible trust for the benefit of various existing employee compensation and benefit plans of the Company.

SIGNATURES
- - ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE PEP BOYS - MANNY, MOE & JACK
                                  --------------------------------
                                                      (Registrant)

Date: June 14, 1994                      By: \s\ Michael J. Holden
      -----------------------            -------------------------

                                                 Michael J. Holden
                                           Senior Vice President &
                             Chief Financial Officer and Treasurer

INDEX TO EXHIBITS
- - -----------------

  (11)  Computations of Earnings Per Share