Form 10-Q
period 1994-07-30
PEP BOYS MANNY MOE & JACK
filed 1994-09-12
CIK 77449

                          UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended July 30, 1994

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


As of August 17, 1994 there were 61,331,079 shares of the registrant's Common Stock outstanding.

- - -------------------------------------------------------------------
Index                                                         Page
- - -------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
- - ------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            July 30, 1994 and January 29, 1994                  3

            Consolidated Statements of Earnings -
            Thirteen and Twenty-six weeks ended
            July 30, 1994 and July 31, 1993                     4

            Condensed Consolidated Statements of
            Cash Flows - Twenty-six weeks ended
            July 30, 1994 and July 31, 1993                     5

            Notes to Condensed Consolidated
            Financial Statements                                6

          Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                         7-11


PART II - OTHER INFORMATION                                    12
- - ---------------------------

SIGNATURE                                                      13



- - -------------------------------------------------------------------

                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                       (dollar amounts in thousands, except per share amounts)
                                                                   July 30, 1994      Jan. 29, 1994*
                                                                   -------------      --------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash.......................................................        $   16,792          $   12,050
   Accounts receivable, net...................................             2,329               1,525
   Merchandise inventories....................................           366,696             305,872
   Deferred income taxes......................................            10,058               9,100
   Other......................................................             9,781              13,161
                                                                   -------------       -------------
      Total Current Assets....................................           405,656             341,708

 Property and Equipment-at cost
   Land.......................................................           203,781             183,601
   Building and improvements..................................           528,468             500,467
   Furniture, fixtures and equipment..........................           240,959             229,730
   Construction in progress...................................            22,093               9,364
                                                                    ------------       -------------
                                                                         995,301             923,162
   Less accumulated depreciation and amortization.............           220,940             199,710
                                                                   -------------       -------------
      Total Property and Equipment............................           774,361             723,452

 Other........................................................            14,729              13,358
                                                                   -------------       -------------
Total Assets..................................................        $1,194,746          $1,078,518
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Checks outstanding.........................................        $   24,934          $   22,193
   Accounts payable...........................................           100,449             104,248
   Accrued expenses...........................................            79,775              59,574
   Short-term borrowings......................................            92,700              54,500
   Income taxes payable.......................................             5,636               1,278
   Current maturities of long-term debt.......................             7,150               7,397
                                                                   -------------       -------------
      Total Current Liabilities...............................           310,644             249,190

 Long-Term Debt, less current maturities......................           301,565             253,000
 Deferred Income Taxes........................................            28,569              28,569
 Commitments
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares - Issued and
    outstanding 61,321,080 and 61,060,055.....................            61,321              61,060
   Additional paid-in capital.................................           126,309             122,977
   Retained earnings..........................................           420,309             388,653
                                                                   -------------        ------------
                                                                         607,939             572,690
   Less:
     Treasury Stock, 53,900 and 948,200 shares at cost........             1,607              24,931
     Shares held in benefits trust, 1,965,200 shares at cost..            52,364                   -
                                                                   -------------        ------------
      Total Stockholders' Equity..............................           553,968             547,759
                                                                   -------------        ------------
Total Liabilities and Stockholders' Equity....................        $1,194,746          $1,078,518
                                                                   =============        ============

 See notes to condensed consolidated financial statements.
*Taken from the audited financial statements at Jan. 29, 1994.
/TABLE

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF EARNINGS
                                      (dollar amounts in thousands, except per share amounts)
                                                             UNAUDITED

                                                            Thirteen weeks ended                       Twenty-six weeks ended
                                                         ---------------------------------       ---------------------------------
                                                         July 30, 1994      July 31, 1993        July 30, 1994       July 31, 1993
                                                         -------------     ---------------       -------------       -------------
Merchandise Sales....................................        $319,775             $285,722           $610,601             $546,174
Service Revenue......................................          50,620               43,424             97,494               82,119
                                                         -------------       -------------       -------------       -------------
Total Revenues.......................................         370,395              329,146            708,095              628,293

Costs of Merchandise Sales...........................         226,640              206,609            434,863              398,156
Costs of Service Revenue.............................          40,870               34,785             79,820               67,596
                                                         -------------       -------------       -------------       -------------
Total Costs of Revenues..............................         267,510              241,394            514,683              465,752

Gross Profit from Merchandise Sales..................          93,135               79,113            175,738              148,018
Gross Profit from Service Revenue....................           9,750                8,639             17,674               14,523
                                                         -------------       -------------       -------------       -------------
Total Gross Profit...................................         102,885               87,752            193,412              162,541

Selling, General and Administrative Expenses.........          60,437               53,526            118,363              103,222
                                                         -------------       -------------       -------------       -------------
Operating Profit.....................................          42,448               34,226             75,049               59,319

Nonoperating Income..................................           1,086                  943              2,185                2,031
Interest Expense.....................................           6,056                5,087             11,776               10,099
                                                         -------------       -------------       -------------        ------------
Earnings Before Income Taxes and Cumulative
 Effect of Change in Accounting Principle............          37,478               30,082             65,458               51,251

Income Taxes.........................................          13,960               10,980             24,383               18,707
                                                         -------------       -------------       -------------        ------------
Earnings Before Cumulative Effect of Change in
 Accounting Principle................................          23,518               19,102             41,075               32,544

Cumulative Effect of Change in Accounting Principle..               -                    -             (4,300)                   -
                                                          ------------       -------------        ------------       -------------
Net Earnings.........................................          23,518               19,102             36,775               32,544

Retained Earnings, beginning of period...............         399,398              343,426            388,653              332,261
Cash Dividends.......................................           2,607                2,282              5,119                4,559
                                                          ------------       -------------        ------------       -------------
Retained Earnings, end of period.....................        $420,309             $360,246           $420,309             $360,246
                                                          ============       =============        ============       =============
Earnings per Share Before Cumulative Effect
 of Change in Accounting Principle...................        $    .39             $    .31           $    .68             $    .53
Cumulative Effect of Change in Accounting Principle..               -                    -               (.07)                   -
                                                          ------------       -------------        ------------       -------------
Net Earnings per Share...............................        $    .39             $    .31           $    .61             $    .53
                                                          ============       =============        ============       =============
Cash Dividends per Share.............................        $  .0425             $  .0375           $    .085            $   .075
                                                          ============       =============        ============       =============

See notes to condensed consolidated financial statements.

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                             UNAUDITED
                                                                                    Twenty-six weeks ended
                                                                             ---------------------------------
                                                                             July 30, 1994       July 31, 1993
                                                                             -------------       -------------
     Net Cash Provided by (Used in) Operating Activities.............            $ 21,985            $(10,568)

Cash Flows from Investing Activities:
     Capital expenditures............................................             (71,245)            (42,227)
     Proceeds from sales of assets...................................                  41                  87
     Other, net......................................................                   _                  23
                                                                              ------------        ------------
     Net Cash Used in Investing Activities...........................             (71,204)            (42,117)

Cash Flows from Financing Activities:
     Net borrowings under line of credit agreements..................              93,200              14,150
     Reduction of long-term debt.....................................              (7,882)            (30,696)
     Dividends paid..................................................              (5,119)             (4,559)
     Acquisition of treasury stock...................................             (29,946)                  -
     Proceeds from exercise of stock options
       and dividend reinvestment plan................................               3,708               2,633
     Net proceeds from sale of 6 5/8% notes..........................                   -              73,892
                                                                              ------------         -----------
     Net Cash Provided by Financing Activities.......................              53,961              55,420
                                                                              ------------         -----------
Net Increase in Cash.................................................               4,742               2,735

Cash at Beginning of Year............................................              12,050              11,644
                                                                              ------------         -----------
Cash at End of Period................................................            $ 16,792            $ 14,379
                                                                              ============         ===========

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of July 30, 1994, the consolidated statements of earnings for the thirteen and twenty-six week periods ended July 30, 1994 and July 31, 1993 and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 30, 1994 and July 31, 1993 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments as well as the accounting change referred to in Note 3 below) necessary to present fairly the financial position, results of operations and cash flows at July 30, 1994 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 29, 1994 annual report to shareholders. The results of operations for the thirteen and twenty-six week periods ended July 30, 1994 are not necessarily indicative of the operating results for the full year.


NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, inventories would have been approximately $16,852,000 and $15,452,000 higher at July 30, 1994 and January 29, 1994, respectively.


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

NOTE 4. Employee Benefits Trust

On April 29, 1994, the Company established a flexible employee benefits trust to fund a portion of its obligations arising from various employee compensation and benefit plans. The Company has authorization to purchase Common Stock having a value of up to $75,000,000 for sale to the trust. As of July 30, 1994, the Company sold 1,965,200 shares of Common Stock, which it had repurchased in the open market, with a value of $52,364,000 to the trust in exchange for a promissory note payable to the Company.


NOTE 5. Subsequent Event

On August 24, 1994 the Company sold $86,250,000 of 4% convertible subordinated notes due September 1, 1999. These notes are convertible into the common stock of the Company any time on or before September 1, 1999, unless previously redeemed, at a conversion price of $41 per share, subject to adjustment in certain events. The Notes will be redeemable, in whole or in part, at the option of the Company at any time on or after September 15, 1997, at the redemption price of 101% of their principal amount and at par on or after September 1, 1998. Proceeds were used to repay portions of the Company's variable rate debt.

                                        THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            THIRTEEN WEEKS ENDED July 30, 1994

Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
- - ------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                     July 30, 1994      July 31, 1993        Fiscal 1994 vs.
                                                         (Fiscal 1994)       (Fiscal 1993)         Fiscal 1993
- - ------------------------------------------------------  --------------       -------------     -----------------
Merchandise Sales.....................................         86.3%               86.8%               11.9%
Service Revenue (1)...................................         13.7                13.2                16.6
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                12.5

Costs of Merchandise Sales (2)........................         70.9 (3)            72.3 (3)             9.7
Costs of Service Revenue (2)..........................         80.7 (3)            80.1 (3)            17.5
                                                              ------              ------              ------
Total Costs of Revenues...............................         72.2                73.3                10.8

Gross Profit from Merchandise Sales...................         29.1 (3)            27.7 (3)            17.7
Gross Profit from Service Revenue.....................         19.3 (3)            19.9 (3)            12.9
                                                              ------              ------              ------
Total Gross Profit....................................         27.8                26.7                17.2

Selling, General and Administrative Expenses..........         16.3                16.3                12.9
                                                              ------              ------              ------
Operating Profit......................................         11.5                10.4                24.0

Nonoperating Income...................................           .3                  .3                15.2
Interest Expense......................................          1.6                 1.5                19.0
                                                              ------              ------              ------
Earnings Before Income Taxes and Cumulative Effect
 of Change in Accounting Principle....................         10.2                 9.2                24.6

Income Taxes..........................................         37.2 (4)            36.5 (4)            27.1
                                                              ------              ------              ------
Earnings Before Cumulative Effect
 of Change in Accounting Principle....................          6.3                 5.8                23.1

Cumulative Effect of Change in Accounting Principle...          -                   -                   -
                                                              ------              ------              ------
Net Earnings..........................................          6.3                 5.8                23.1
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

Thirteen Weeks Ended July 30, 1994 vs. Thirteen Weeks Ended July 31, 1993
- - ------------------------------------------------------------------------

Total revenues for the second quarter increased 13% due to a higher store count (395 at July 30, 1994 compared with 360 at July 31, 1993) coupled with a 5% increase in comparable store revenues (revenues generated by stores in operation during the same months of each period). Comparable store merchandise sales increased 4% while comparable service revenue increased 6%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to higher merchandise margins offset, in part, by an increase in store occupancy costs.

Gross profit from service revenue decreased, as a percentage of service revenue, due primarily to an increase in service center personnel costs offset, in part, by lower service center employee benefit costs.

Selling, general and administrative expenses increased slightly, as a percentage of total revenues, due primarily to an increase in store expenses offset, in part, by lower media costs.

Nonoperating income consisted of the following:
  (in thousands)
                                       1994              1993
                                       ------           ------
  Rental revenue                       $  319           $  315
  Investment income                       226               20
  Other income                            541              642
  Net loss on disposal of assets            -              (34)
                                       ------           ------
  Total                                $1,086           $  943
                                       ======           ======


The increase in income taxes, as a percentage of earnings before income taxes, was due primarily to a 1% increase in the federal statutory tax rate from 34% to 35%.

The 23% increase in net earnings in 1994 as compared with 1993, was due primarily to a 13% increase in total revenues (which includes a 5% comparable store sales increase) coupled with an increase in gross profit from merchandise sales, as a percentage of merchandise sales.

                                        THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            TWENTY-SIX WEEKS ENDED July 30, 1994

Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
- - ------------------------------------------------------  ----------------------------------     -----------------
Twenty-six weeks ended                                   July 30, 1994      July 31, 1993        Fiscal 1994 vs.
                                                         (Fiscal 1994)       (Fiscal 1993)         Fiscal 1993
- - ------------------------------------------------------  --------------       -------------     -----------------
Merchandise Sales.....................................         86.2%               86.9%               11.8%
Service Revenue (1)...................................         13.8                13.1                18.7
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                12.7

Costs of Merchandise Sales (2)........................         71.2 (3)            72.9 (3)             9.2
Costs of Service Revenue (2)..........................         81.9 (3)            82.3 (3)            18.1
                                                              ------              ------              ------
Total Costs of Revenues...............................         72.7                74.1                10.5

Gross Profit from Merchandise Sales...................         28.8 (3)            27.1 (3)            18.7
Gross Profit from Service Revenue.....................         18.1 (3)            17.7 (3)            21.7
                                                              ------              ------              ------
Total Gross Profit....................................         27.3                25.9                19.0

Selling, General and Administrative Expenses..........         16.7                16.4                14.7
                                                              ------              ------              ------
Operating Profit......................................         10.6                 9.5                26.5

Nonoperating Income...................................           .3                  .3                 7.6
Interest Expense......................................          1.7                 1.6                16.6
                                                              ------              ------              ------
Earnings Before Income Taxes and Cumulative Effect
 of Change in Accounting Principle....................          9.2                 8.2                27.7

Income Taxes..........................................         37.2 (4)            36.5 (4)            30.3
                                                              ------              ------              ------
Earnings Before Cumulative Effect
 of Change in Accounting Principle....................          5.8                 5.2                26.2

Cumulative Effect of Change in Accounting Principle...          (.6)                -                   -
                                                              ------              ------              ------
Net Earnings..........................................          5.2                 5.2                13.0
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

Twenty-six Weeks Ended July 30, 1994 vs. Twenty-six Weeks Ended July 31, 1993
- - -----------------------------------------------------------------------------

Total revenues for the first half increased 13% due to a higher store count (395 at July 30, 1994 compared with 360 at July 31, 1993) coupled with a 5% increase in comparable store revenues . Comparable store merchandise sales increased 5% while comparable service revenue increased 8%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to higher merchandise margins offset, in part, by an increase in store occupancy costs.

Gross profit from service revenue increased, as a percentage of service revenue, due primarily to decreases in service personnel employee benefit costs and service center occupancy costs offset, in part, by and increase in service center personnel costs.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to an increase in store and general office costs offset, in part, by lower employee benefit costs.


Nonoperating income consisted of the following:
  (in thousands)
                                       1994              1993
                                       ------           ------
  Rental revenue                       $  647           $  556
  Investment income                       700               42
  Other income                            838            1,090
  Net gain on disposal of assets            -              343
                                       ------           ------
  Total                                $2,185           $2,031
                                       ======           ======


The increase in income taxes, as a percentage of earnings before income taxes, was due primarily to a 1% increase in the federal statutory tax rate from 34% to 35%.

The 26% increase in earnings before the cumulative effect of a change in accounting principle in 1994 as compared with 1993, was due primarily to a 13% increase in total revenues (which includes a 5% comparable store sales increase) coupled with an increase in gross profit from merchandise sales, as a percentage of merchandise sales, offset, in part, by an increase in selling, general and administrative expenses, as a percentage of total revenues.

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

LIQUIDITY AND CAPITAL RESOURCES - July 30, 1994
- - ----------------------------------------------

The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and the purchase of inventory. During the first twenty-six weeks of 1994, the Company invested $72,445,000 in property and equipment while inventory increased $60,824,000. Working capital increased from $92,518,000 at January 29, 1994 to $95,012,000 at July 30, 1994. At July 30, 1994 the Company had stockholders' equity of $553,968,000 and long-term debt of $301,565,000. The Company's long-term debt was 35% of its total capitalization at July 30, 1994.

The Company plans to open approximately 40 new stores during the balance of the current fiscal year. Management estimates that the cost of this expansion, coupled with expenditures in existing stores, warehouses and offices will be approximately $80,555,000. In addition, the Company has authorization to purchase up to $75,000,000 of Common Stock for sale to an employee benefits trust, of which Common Stock having a value of $53,971,000 had been repurchased as of July 30, 1994. Funds required to finance the store expansion including related inventory requirements and stock repurchase are expected to come primarily from operating activities with the remainder provided by unused lines of credit which totalled $71,300,000 at July 30, 1994, or from accessing traditional lending sources such as the public capital markets as described below.

On August 24, 1994 the Company sold $86,250,000 of 4% convertible subordinated notes due September 1, 1999. These notes are convertible into the common stock of the Company any time on or before September 1, 1999, unless previously redeemed, at a conversion price of $41 per share, subject to adjustment in certain events. The Notes will be redeemable, in whole or in part, at the option of the Company at any time on or after September 15, 1997, at the redemption price of 101% of their principal amount and at par on or after September 1, 1998. Proceeds were used to repay portions of the Company's variable rate debt. Unused lines of credit have increased to $160,500,000 at September 1, 1994.

PART II - OTHER INFORMATION
- - ---------------------------

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          An annual meeting of shareholders was held on May 31, 1994, The shareholders approved the election of directors shown below.

          Directors Elected at Annual Meeting of Shareholders
          ---------------------------------------------------
          Bernard J. Korman             President & CEO; MEDIQ, Inc.
          Pemberton Hutchinson          Chairman of the Board;
                                         Westmoreland Coal Company
          J. Richard Leaman, Jr.        Vice Chairman; Scott Paper Company

          .................................................................

          Directors whose term of office continued after the Annual Meeting of Shareholders
          -----------------------------------------------------------------
          Mitchell G. Leibovitz         Chairman of the Board; Pep Boys
          Lennox K. Black               Chairman of the Board & CEO;
                                         Teleflex Incorporated
                                         Chairman of the Board & CEO;
                                         Penn Virginia Corporation
          Lester Rosenfeld              Private Investor
          Benjamin Strauss              Consultant to Pep Boys
          Myles H. Tanenbaum            President; EQK Green Acres Trust
          David V. Wachs                Chairman of the Board & CEO;
                                         Charming Shoppes, Inc.

          ...................................................................

          The shareholders approved with 41,278,339 affirmative votes, 59,898 negative votes and 284,296 abstentions, the appointment of the independent auditors Deloitte & Touche.

          The shareholders approved with 40,684,531 affirmative votes, 1,009,257 negative votes and 378,741 abstentions, the Company's Bonus Compensation Plan.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (11) Statement Re: Computation of Earnings Per
                    Share

               (27) Financial Data Schedules


         (b) On May 6, 1994, the Company filed a Form 8-K, dated April 29, 1994, reporting, under Item 5 thereof, the establishment of a flexible trust for the benefit of various existing employee compensation and benefit plans of the Company.

SIGNATURES
- - ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE PEP BOYS - MANNY, MOE & JACK
                                  --------------------------------
                                                      (Registrant)

Date: September 12, 1994                 By: \s\ Michael J. Holden
      -----------------------            -------------------------

                                                 Michael J. Holden
                                           Senior Vice President &
                             Chief Financial Officer and Treasurer

INDEX TO EXHIBITS
- - -----------------

  (11)  Computations of Earnings Per Share

  (27)  Financial Data Schedule