Form 10-Q
period 1994-10-29
PEP BOYS MANNY MOE & JACK
filed 1994-12-13
CIK 77449

                          UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended October 29, 1994

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


As of October 29, 1994 there were 61,434,814 shares of the registrant's Common Stock outstanding.

- -------------------------------------------------------------------
Index                                                         Page
- -------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            October 29, 1994 and January 29, 1994               3

            Consolidated Statements of Earnings -
            Thirteen and Thirty-nine weeks ended
            October 29, 1994 and October 30, 1993               4

            Condensed Consolidated Statements of
            Cash Flows - Thirty-nine weeks ended
            October 29, 1994 and October 30, 1993               5

            Notes to Condensed Consolidated
            Financial Statements                                6

          Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                         7-11


PART II - OTHER INFORMATION                                    12
- ---------------------------

SIGNATURE                                                      13



- -------------------------------------------------------------------

                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                       (dollar amounts in thousands, except per share amounts)
                                                                   Oct. 29, 1994      Jan. 29, 1994*
                                                                   -------------      --------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash.......................................................        $  14,390           $   12,050
   Accounts receivable, net...................................            3,390                1,525
   Merchandise inventories....................................          381,608              305,872
   Deferred income taxes......................................           10,176                9,100
   Other......................................................            9,749               13,161
                                                                   -------------      --------------
      Total Current Assets....................................          419,313              341,708

 Property and Equipment-at cost:
   Land.......................................................          210,059              183,601
   Building and improvements..................................          549,871              500,467
   Furniture, fixtures and equipment..........................          250,241              229,730
   Construction in progress...................................           35,895                9,364
                                                                   -------------      --------------
                                                                      1,046,066              923,162
   Less accumulated depreciation and amortization.............          231,443              199,710
                                                                   -------------      --------------
      Total Property and Equipment............................          814,623              723,452

 Other........................................................           16,664               13,358
                                                                   -------------      --------------
Total Assets..................................................       $1,250,600           $1,078,518
                                                                   =============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Checks outstanding.........................................       $   31,935           $   22,193
   Accounts payable...........................................           97,448              104,248
   Accrued expenses...........................................           73,856               59,574
   Short-term borrowings......................................           62,800               54,500
   Income taxes payable.......................................            5,305                1,278
   Current maturities of long-term debt.......................           12,579                7,397
                                                                   -------------      --------------
      Total Current Liabilities...............................          283,923              249,190

 Long-Term Debt, less current maturities......................          281,757              253,000
 Deferred Income Taxes........................................           28,569               28,569
 Convertible Subordinated Notes...............................           86,250                    -
 Commitments
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares - Issued and
    outstanding 61,434,814 and 61,060,055.....................           61,435               61,060
   Additional paid-in capital.................................          127,647              122,977
   Retained earnings..........................................          438,514              388,653
                                                                   -------------      --------------
                                                                        627,596              572,690
   Less:
     Treasury Stock - 948,200 shares at cost........                          -               24,931
     Shares held in benefits trust - 2,137,500 shares at cost.           57,495                    -
                                                                   -------------      --------------
      Total Stockholders' Equity..............................          570,101              547,759
                                                                   -------------      --------------
Total Liabilities and Stockholders' Equity....................       $1,250,600           $1,078,518
                                                                   =============      ==============

 See notes to condensed consolidated financial statements.
*Taken from the audited financial statements at Jan. 29, 1994.
/TABLE

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF EARNINGS
                                      (dollar amounts in thousands, except per share amounts)
                                                             UNAUDITED

                                                            Thirteen weeks ended                       Thirty-nine weeks ended
                                                         ---------------------------------       ---------------------------------
                                                         Oct. 29, 1994      Oct. 30, 1993        Oct. 29, 1994       Oct. 30, 1993
                                                         -------------     ---------------       -------------       -------------
Merchandise Sales....................................        $ 314,194            $274,276        $   924,795             $820,450
Service Revenue......................................           49,035              41,739            146,529              123,858
                                                         -------------       -------------       -------------       -------------
Total Revenues.......................................          363,229             316,015          1,071,324              944,308

Costs of Merchandise Sales...........................          221,998             196,756            656,861              594,912
Costs of Service Revenue.............................           41,036              34,767            120,856              102,363
                                                         -------------       -------------       -------------       -------------
Total Costs of Revenues..............................          263,034             231,523            777,717              697,275

Gross Profit from Merchandise Sales..................           92,196              77,520            267,934              225,538
Gross Profit from Service Revenue....................            7,999               6,972             25,673               21,495
                                                         -------------       -------------       -------------       -------------
Total Gross Profit...................................          100,195              84,492            293,607              247,033

Selling, General and Administrative Expenses.........           61,884              52,538            180,247              155,760
                                                         -------------       -------------       -------------       -------------
Operating Profit.....................................           38,311              31,954            113,360               91,273

Nonoperating Income..................................              839               1,100              3,024                3,131
Interest Expense.....................................            6,257               4,961             18,033               15,060
                                                         -------------       -------------       -------------        ------------
Earnings Before Income Taxes and Cumulative
 Effect of Change in Accounting Principle............           32,893              28,093             98,351               79,344

Income Taxes.........................................           12,253              10,650             36,636               29,357
                                                         -------------       -------------       -------------        ------------
Earnings Before Cumulative Effect of Change in
 Accounting Principle................................           20,640              17,443             61,715               49,987

Cumulative Effect of Change in Accounting Principle..                -                   -             (4,300)                   -
                                                          ------------       -------------       -------------       -------------
Net Earnings.........................................           20,640              17,443             57,415               49,987

Retained Earnings, beginning of period...............          420,309             360,246            388,653              332,261
Cash Dividends.......................................            2,435               2,287              7,554                6,846
                                                          ------------       -------------       -------------       -------------
Retained Earnings, end of period.....................        $ 438,514            $375,402        $   438,514             $375,402
                                                          ============       =============       =============       =============
Earnings per Share Before Cumulative Effect
 of Change in Accounting Principle...................        $    .34             $    .28        $      1.02             $    .81
Cumulative Effect of Change in Accounting Principle..               -                    -               (.07)                   -
                                                          ------------       -------------       -------------       -------------
Net Earnings per Share...............................        $    .34             $    .28        $       .95             $    .81
                                                          ============       =============       =============       =============
Cash Dividends per Share.............................        $  .0425             $  .0375        $     .1275             $  .1125
                                                          ============       =============       =============       =============

See notes to condensed consolidated financial statements.

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                             UNAUDITED
                                                                                   Thirty-nine weeks ended
                                                                             ---------------------------------
                                                                             Oct. 29, 1994       Oct. 30, 1993
                                                                             -------------       -------------
     Net Cash Provided by Operating Activities.......................           $  34,076             $13,511

Cash Flows from Investing Activities:
     Capital expenditures............................................            (122,601)            (80,468)
     Proceeds from sales of assets...................................                 303                 111
     Other, net......................................................                   _                  54
                                                                              ------------        ------------
     Net Cash Used in Investing Activities...........................            (122,298)            (80,303)

Cash Flows from Financing Activities:
     Net proceeds from issuance of convertible subordinated notes....              85,387                   -
     Net borrowings under line of credit agreements..................              58,300              27,900
     Reduction of long-term debt.....................................             (17,261)            (30,761)
     Dividends paid..................................................              (7,554)             (6,846)
     Common shares purchased for employee benefits trust.............             (33,476)                  -
     Proceeds from exercise of stock options
       and dividend reinvestment plan................................               5,166               3,730
     Net proceeds from sale of 6 5/8% notes..........................                   -              73,892
                                                                              ------------         -----------
     Net Cash Provided by Financing Activities.......................              90,562              67,915
                                                                              ------------         -----------
Net Increase in Cash.................................................               2,340               1,123

Cash at Beginning of Year............................................              12,050              11,644
                                                                              ------------         -----------
Cash at End of Period................................................            $ 14,390            $ 12,767
                                                                              ============         ===========

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of October 29, 1994, the consolidated statements of earnings for the thirteen and thirty-nine week periods ended October 29, 1994 and October 30, 1993 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 29, 1994 and October 30, 1993 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments as well as the accounting change referred to in Note 3 below) necessary to present fairly the financial position, results of operations and cash flows at October 29, 1994 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 29, 1994 annual report to shareholders. The results of operations for the thirteen and thirty-nine week periods ended October 29, 1994 are not necessarily indicative of the operating results for the full year.


NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, inventories would have been approximately $17,852,000 and $15,452,000 higher at October 29, 1994 and January 29, 1994, respectively.


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

NOTE 4. Employee Benefits Trust

On April 29, 1994, the Company established a flexible employee benefits trust to fund a portion of its obligations arising from various employee compensation and benefit plans. The Company has authorization to purchase Common Stock having a value of up to $75,000,000 for sale to the trust. As of October 29, 1994, the Company sold 2,137,500 shares of Common Stock, which it had repurchased in the open market, with a cost of $57,495,000 to the trust in exchange for a promissory note payable to the Company.

NOTE 5. Convertible Subordinated Notes

On August 24, 1994 the Company sold $86,250,000 of 4% convertible subordinated notes due September 1, 1999. These notes are convertible into the common stock of the Company any time on or before September 1, 1999, unless previously redeemed, at a conversion price of $41 per share, subject to adjustment in certain events. The notes will be redeemable, in whole or in part, at the option of the Company at any time on or after September 15, 1997, at the redemption price of 101% of their principal amount and at par on or after September 1, 1998. Proceeds were used to repay portions of the Company's variable rate debt.

                                        THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            THIRTEEN WEEKS ENDED OCTOBER 29, 1994

Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
- ------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                     Oct. 29, 1994      Oct. 30, 1993        Fiscal 1994 vs.
                                                         (Fiscal 1994)       (Fiscal 1993)         Fiscal 1993
- ------------------------------------------------------  --------------       -------------     -----------------
Merchandise Sales.....................................         86.5%               86.8%               14.6%
Service Revenue (1)...................................         13.5                13.2                17.5
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                14.9

Costs of Merchandise Sales (2)........................         70.7 (3)            71.7 (3)            12.8
Costs of Service Revenue (2)..........................         83.7 (3)            83.3 (3)            18.0
                                                              ------              ------              ------
Total Costs of Revenues...............................         72.4                73.3                13.6

Gross Profit from Merchandise Sales...................         29.3 (3)            28.3 (3)            18.9
Gross Profit from Service Revenue.....................         16.3 (3)            16.7 (3)            14.7
                                                              ------              ------              ------
Total Gross Profit....................................         27.6                26.7                18.6

Selling, General and Administrative Expenses..........         17.1                16.6                17.8
                                                              ------              ------              ------
Operating Profit......................................         10.5                10.1                19.9

Nonoperating Income...................................           .3                  .3               (23.7)
Interest Expense......................................          1.7                 1.6                26.1
                                                              ------              ------              ------
Earnings Before Income Taxes .........................          9.1                 8.8                17.1

Income Taxes..........................................         37.3 (4)            37.9 (4)            15.1
                                                              ------              ------              ------

Net Earnings..........................................          5.7                 5.5                18.3
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

Thirteen Weeks Ended October 29, 1994 vs. Thirteen Weeks Ended October 30,
1993
- ------------------------------------------------------------------------

Total revenues for the third quarter increased 15% due to a higher store count (408 at October 29, 1994 compared with 367 at October 30, 1993) coupled with a 6% increase in comparable store revenues (revenues generated by stores in operation during the same months of each period). Comparable store merchandise sales and comparable service revenue both increased 6%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to higher merchandise margins.

Gross profit from service revenue decreased, as a percentage of service revenue, due primarily to an increase in service center personnel costs offset, in part, by lower service center employee benefits costs.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to increases in store expenses and media costs.

Nonoperating income consisted of the following:
  (in thousands)
                                       1994              1993
                                       ------           ------
  Rental revenue                       $  306           $  322
  Investment income                        34               19
  Other income                            499              759
                                       ------           ------
  Total                                $  839           $1,100
                                       ======           ======


The Company's effective income tax rate decreased from 37.9% in 1993 to 37.3% in 1994.

The 18% increase in net earnings in 1994 as compared with 1993, was due primarily to a 6% comparable store sales increase coupled with an increase in gross profit from merchandise sales, as a percentage of merchandise sales offset, in part, by an increase in selling, general and administrative expenses.

                                        THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            THIRTY-NINE WEEKS ENDED OCTOBER 29, 1994

Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
- ------------------------------------------------------  ----------------------------------     -----------------
Thirty-nine weeks ended                                  Oct. 29, 1994      Oct. 30, 1993        Fiscal 1994 vs.
                                                         (Fiscal 1994)       (Fiscal 1993)         Fiscal 1993
- ------------------------------------------------------  --------------       -------------     -----------------
Merchandise Sales.....................................         86.3%               86.9%               12.7%
Service Revenue (1)...................................         13.7                13.1                18.3
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                13.5

Costs of Merchandise Sales (2)........................         71.0 (3)            72.5 (3)            10.4
Costs of Service Revenue (2)..........................         82.5 (3)            82.6 (3)            18.1
                                                              ------              ------              ------
Total Costs of Revenues...............................         72.6                73.8                11.5

Gross Profit from Merchandise Sales...................         29.0 (3)            27.5 (3)            18.8
Gross Profit from Service Revenue.....................         17.5 (3)            17.4 (3)            19.4
                                                              ------              ------              ------
Total Gross Profit....................................         27.4                26.2                18.9

Selling, General and Administrative Expenses..........         16.8                16.5                15.7
                                                              ------              ------              ------
Operating Profit......................................         10.6                 9.7                24.2

Nonoperating Income...................................           .3                  .3                (3.4)
Interest Expense......................................          1.7                 1.6                19.7
                                                              ------              ------              ------
Earnings Before Income Taxes and Cumulative Effect
 of Change in Accounting Principle....................          9.2                 8.4                24.0

Income Taxes..........................................         37.3 (4)            37.0 (4)            24.8
                                                              ------              ------              ------
Earnings Before Cumulative Effect
 of Change in Accounting Principle....................          5.8                 5.3                23.5

Cumulative Effect of Change in Accounting Principle...          (.4)                -                   -
                                                              ------              ------              ------
Net Earnings..........................................          5.4                 5.3                14.9
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

Thirty-nine Weeks Ended October 29, 1994 vs. Thirty-nine Weeks Ended October 30, 1993
- -----------------------------------------------------------------------------

Total revenues increased 13% due to a higher store count (408 at October 29, 1994 compared with 367 at October 30, 1993) coupled with a 5% increase in comparable store revenues . Comparable store merchandise sales increased 5% while comparable service revenue increased 7%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to higher merchandise margins slightly offset by an increase in store occupancy costs.

Gross profit from service revenue increased slightly, as a percentage of service revenue, due primarily to decreases in service personnel employee benefits costs and service center occupancy costs offset, in part, by an increase in service center personnel costs.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to an increases in store expenses and media costs.


Nonoperating income consisted of the following:
  (in thousands)
                                       1994              1993
                                       ------           ------
  Rental revenue                       $  953           $  878
  Investment income                       734               61
  Other income                          1,337            1,849
  Net gain on disposal of assets            -              343
                                       ------           ------
  Total                                $3,024           $3,131
                                       ======           ======


The Company's effective income tax rate increased from 37.0% in 1993 to 37.3% in 1994.

The 23% increase in earnings before the cumulative effect of a change in accounting principle in 1994 as compared with 1993, was due primarily to a 5% comparable store sales increase coupled with an increase in gross profit from merchandise sales, as a percentage of merchandise sales, offset, in part, by an increase in selling, general and administrative expenses, as a percentage of total revenues.

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

LIQUIDITY AND CAPITAL RESOURCES - OCTOBER 29, 1994
- ----------------------------------------------

The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and the purchase of inventory. During the first thirty-nine weeks of 1994, the Company invested $123,801,000 in property and equipment while inventory increased $75,736,000. Working capital increased from $92,518,000 at January 29, 1994 to $135,390,000 at October 29, 1994. At October 29, 1994 the Company had stockholders' equity of $570,101,000 and long-term debt of $368,007,000. The Company's long-term debt was 39% of its total capitalization at October 29, 1994.

The Company plans to open approximately 27 new stores during the balance of the current fiscal year. Management estimates that the cost of this expansion, coupled with expenditures in existing stores, warehouses and offices will be approximately $30,000,000. In addition, the Company has authorization to purchase up to $75,000,000 of its Common Stock for sale to an employee benefits trust, of which Common Stock having a cost of $57,495,000 had been repurchased as of October 29, 1994. Funds required to finance the store expansion including related inventory requirements and stock repurchase are expected to come primarily from operating activities with the remainder provided by unused lines of credit which totalled $106,200,000 at October 29, 1994.

On August 24, 1994 the Company sold $86,250,000 of 4% convertible subordinated notes due September 1, 1999. These notes are convertible into the Common Stock of the Company any time on or before September 1, 1999, unless previously redeemed, at a conversion price of $41 per share, subject to adjustment in certain events. The notes will be redeemable, in whole or in part, at the option of the Company at any time on or after September 15, 1997, at the redemption price of 101% of their principal amount and at par on or after September 1, 1998. Proceeds were used to repay portions of the Company's variable rate debt.

PART II - OTHER INFORMATION
- ---------------------------

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

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (11) Statement Re: Computation of Earnings Per
                    Share

               (27) Financial Data Schedules


          (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE PEP BOYS - MANNY, MOE & JACK
                                  --------------------------------
                                                      (Registrant)

Date: December 13, 1994                  By: \s\ Michael J. Holden
      -----------------------            -------------------------

                                                 Michael J. Holden
                                           Senior Vice President &
                             Chief Financial Officer and Treasurer

INDEX TO EXHIBITS
- -----------------

  (11)  Computations of Earnings Per Share

  (27)  Financial Data Schedule