Form 10-K
period 1995-01-28
PEP BOYS MANNY MOE & JACK
filed 1995-04-28
CIK 77449

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
- -------------------------------------------------------------------------------
                                FORM 10-K

(Mark One)

(x) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (FEE REQUIRED)

               For the fiscal year ended January 28, 1995

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

4% Convertible Subordinated
Notes due September 1, 1999                   New York Stock Exchange

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

                            Yes  X   No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of the close of business on April 7, 1995, the aggregate market value of the voting stock held by nonaffiliates of the registrant was not less than $1,649,063,360.

As of April 7, 1995 there were 61,554,346 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III Portions of the registrant's definitive proxy statement, which will be filed with the commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year, for the Company's Annual Meeting of Shareholders presently scheduled to be held on May 31, 1995.

     This Annual Report on Form 10-K for the year ended January 28, 1995, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities on or after the date of such filing, pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

PART I
ITEM I BUSINESS

GENERAL

The Company is engaged principally in the retail sale of automotive parts and accessories, automotive maintenance and service and the installation of parts sold by it through its chain of 435 Pep Boys stores (as of January 28, 1995), having an aggregate of 4,166 service bays. The Company operates approximately 8,900,000 gross square feet of retail space for an average of approximately 20,500 gross square feet per store.

The following table indicates by state the number of stores of the Company in operation at the end of fiscal 1991, 1992, 1993 and
1994 and the number of stores opened and closed by the Company during each of the last three fiscal years:

                                     NUMBER OF STORES AT END OF FISCAL YEARS 1991 THROUGH 1994
                                             1992                         1993                           1994
                        1991      --------------------------    --------------------------    --------------------------
State                 YEAR END    Opened   Closed   Year End    Opened   Closed   Year End    Opened   Closed   Year End
- --------------------  --------    ------   ------   --------    ------   ------   --------    ------   ------   --------
Alabama                   -          1        -          1         -        -         1          -        -         1
Arizona                  25          -        1         24         -        -        24          -        -        24
Arkansas                  -          -        -          -         1        -         1          -        -         1
California               94          4        6         92         8       7*        93        11*        2       102
Colorado                  -          -        -          -         -        -         -          5        -         5
Delaware                  5          -        -          5         -        -         5          -        -         5
Florida                  20          7        -         27         6        -        33          1        -        34
Georgia                  20          -        -         20         -        -        20          -        -        20
Illinois                  -          -        -          -         3        -         3         10        -        13
Indiana                   -          -        -          -         1        -         1          -        -         1
Kansas                    -          -        -          -         1        -         1          1        -         2
Kentucky                  -          -        -          -         1        -         1          2        -         3
Louisiana                 7          2        -          9         3        -        12          -        -        12
Maryland                 14          1        -         15         1        -        16          -        -        16
Massachusetts             -          -        -          -         2        -         2          1        -         3
Michigan                  -          -        -          -         -        -         -          1        -         1
Missouri                  -          -        -          -         1        -         1          -        -         1
Nevada                    8          -        -          8         -        -         8          -        -         8
New Hampshire             -          -        -          -         -        -         -          1        -         1
New Jersey               13          -        -         13         1        -        14          2        1        15
New Mexico                8          -        -          8         -        -         8          -        -         8
New York                  -          7        -          7         2        -         9          2        -        11
North Carolina           11          -        -         11         -        -        11          -        -        11
Ohio                      -          -        -          -         -        -         -          9        -         9
Oklahoma                  6          -        -          6         -        -         6          -        -         6
Pennsylvania             30          1        1         30         2        1        31          3        -        34
Rhode Island              -          -        -          -         1        -         1          -        -         1
South Carolina            5          1        -          6         -        -         6          -        -         6
Tennessee                 7          -        -          7         -        -         7          -        -         7
Texas                    47          2        -         49         3        -        52          3        -        55
Utah                      5          1        -          6         -        -         6          -        -         6
Virginia                 12          2        1         13         -        -        13          -        -        13
                        ---        ---      ---        ---       ---      ---       ---        ---      ---       ---
Total                   337         29        9        357        37        8       386         52        3       435
                        ===        ===      ===        ===       ===      ===       ===        ===      ===       ===

*  Included in this number is the Company's Santa Monica store which was temporarily closed in fiscal 1993 and re-opened in fiscal
1994.
/TABLE

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

     The Company introduced a new supplemental store format in fiscal 1994, which operates under the name Pep Boys - "PARTS USA". These new format stores will generally be between approximately 10,000 - 13,000 square feet and stock approximately 22,000 stock-keeping-units but will not carry tires or have service bays. The Company believes the utilization of this secondary format will enable it to grow at a faster rate and achieve greater economies of scale by providing more retail outlets as well as increase its market penetration and share.

     The Company currently plans to open as many as 50 new automotive "SUPERCENTERS" with service bays and 25 of its new format "PARTS USA" stores in fiscal 1995. Included in this expansion will be the Company's initial entry into Puerto Rico - its first units outside of the continental United States. If the Company opens stores in all 75 locations, it anticipates spending approximately $160,000,000 in addition to the $8,755,000 it had already spent as of January 28, 1995 in connection with certain of these locations. Funds required to finance this expansion are expected to come primarily from operating activities with the remainder provided by unused lines of credit or from accessing traditional lending sources which may include the public capital markets.

     During fiscal 1994 the Company opened 51 new stores which includes its first "PARTS USA" store. All 50 of the automotive "SUPERCENTERS" opened during fiscal 1994 were in the "warehouse" format, which was introduced in fiscal 1991. The Company had 121 warehouse format stores as of January 28, 1995. In addition to lower capital costs and a shorter construction schedule, the warehouse format stores provide a more convenient shopping environment to customers. During 1994 the Company introduced the first of its new prototype "SUPERCENTER". This new prototype features a number of enhancements to the current warehouse format including a parts counter that runs along the center aisle of the store. The Company believes this new format further enhances customer service by positioning its store staff closer to shoppers in the general merchandise area of the store. The Company anticipates that all the automotive "SUPERCENTERS" to be opened in fiscal 1995 will be in this new prototype format and will consist of approximately 22,000 gross square feet, including approximately 12 service bays with computerized diagnostic equipment.

     The Company's ability to meet its expansion goals will depend, in large measure, upon the availability of suitable sites, prevailing economic conditions, its success in completing negotiations to purchase or lease properties, and its ability to obtain governmental approvals and meet construction deadlines.

MERCHANDISING

     Each Pep Boys' automotive "SUPERCENTER" carries the same basic product line, with variations based on the number and type of cars registered in the different markets. A full complement of a store's inventory currently includes approximately 25,000 items. The Company's automotive product line includes: tires; batteries; new and rebuilt parts for domestic and imported cars, including suspension parts, ignition parts, mufflers, engines and engine parts, oil and air filters, belts, hoses, air conditioning parts, and brake parts; chemicals, including oil, antifreeze, polishes, additives, cleansers and paints; mobile electronics, including sound systems, alarms and cellular telephones; car accessories, including seat covers, floor mats, gauges, mirrors and booster cables; and a large selection of truck and van accessories.

     In addition to offering a wide variety of high quality, branded products, the Company sells an array of high quality products under the Pep
Boys and various other private label names.   The Company sells oil,
transmission fluid, chemicals, and paints under the Pep Boys name. The Company sells antifreeze under the name PURE AS GOLD(R). The Company sells starters and alternators under the names "True Blue" and PRO-START(R), water pumps under the names "True Blue" and PRO-COOL(tm) and batteries under the name PROSTART(R). Brakes are sold under the names SHUR GRIP(R) and PROSTOP(tm) and tires under the names CORNELL(R) and FUTURA(R). The Company also sells shock absorbers under the name "ProRyder", and trunk and hatchback lift supports under the name PROLIFT(tm). All products sold by the Company under the Pep Boys and various other private label names accounted for approximately 22% of the Company's merchandise sales in fiscal 1994. The remaining merchandise is sold under the brand names of others. Except for revenues from maintaining or repairing automobiles and installing products, which accounted for approximately 12.8%, 13.3% and 13.9% of the Company's total revenues in fiscal years 1992, 1993 and 1994 respectively, no class of products or services accounted for as much as 10% of the Company's total revenues.

     The Company has a point-of-sale system in all of its stores which gathers sales and gross profit data by stock-keeping-unit from each store on a daily basis. This information is then used by the Company to help formulate its pricing, marketing and merchandising strategies.

     The Company has an electronic work order system in all of its service centers. This system creates a service history for each vehicle, provides customers with a comprehensive, professional sales document and will enable the Company to establish a service customer database.

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

     In fiscal 1994, approximately 72% of the Company's total revenues were cash transactions (including personal checks), and the remainder were credit and charge card sales.

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

     The Company has service bays in 427 of its 435 locations. Each service department can perform a variety of services which include: engine tune-ups, wheel alignments, state inspections, air conditioning service; the repair and installation of parts and accessories including brake parts, suspension parts, exhaust systems, front end parts, ignition parts, belts, hoses, clutches, filters, radios, alarms, sun roofs, cruise controls, and various other merchandise sold in Pep Boys' stores; installation and balancing of tires, and oil and lubrication services.

     The Company coordinates the operation and merchandising of each store through a network of district and regional managers. The regional managers report to one of three Vice Presidents - Store Operations who report to the Company's Senior Vice President - Store Operations who reports to the Company's Executive Vice President. Supervision and control over the individual stores are facilitated by means of the Company's computer system, operational handbooks and regular visits to the individual stores by the district operations managers and loss prevention personnel.

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

     Each Pep Boys store has an automatic inventory replenishment system that automatically orders additional inventory when a store's inventory on hand falls below the target level. In addition, the Company's centralized buying system installed in fiscal 1992, coupled with a new warehousing system which is currently operating in four of its five main distribution facilities, has greatly enhanced the Company's ability to control its inventory. The Company plans to install the new warehousing system in its remaining distribution center in fiscal 1995.

SUPPLIERS

     During fiscal 1994, the Company's ten largest suppliers accounted for approximately 32% of the merchandise purchased by the Company. No single supplier accounted for more than 5% of the Company's purchases. The Company has no long-term contracts for the purchase of merchandise. Management believes that the relationships the Company has established with its suppliers are generally good.

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

     In addition, the Company believes that its operation of service bays in its "SUPERCENTERS'" automotive service centers positively differentiates it from most of its competitors. The Company believes that the warranty policies in connection with the higher priced items it sells, such as tires, batteries, brake linings and other major automotive parts and accessories, are comparable or superior to those of its competitors.



EMPLOYEES

At January 28, 1995, the Company employed 15,874 persons as follows:

                                      Full-time           Part-time             Total
Description                       Numbers      %      Numbers       %     Numbers      %
- ------------------------------------------------------------------------------------------------------------------------------------
Store Sales                        5,005      42.4     3,069      75.4     8,074      50.9
Store Service                      5,115      43.3       815      20.0     5,930      37.3
Store Regional Management             79        .7         -         -        79        .5
                                  ------     -----     -----     -----    ------     -----
STORE TOTAL                       10,199      86.4     3,884      95.4    14,083      88.7

Warehouses                           805       6.8       166       4.1       971       6.1
Offices                              800       6.8        20        .5       820       5.2
                                  ------     -----     -----     -----    ------     -----
TOTAL EMPLOYEES                   11,804     100.0     4,070     100.0    15,874     100.0
                                  ======     =====     =====     =====    ======     =====


     Of the 805 full-time warehouse employees referred to above, 164 employees at the Company's New Jersey warehouse facilities are members of a union. The Company believes employee relations are generally good. At the end of fiscal 1993, the Company employed approximately 10,509 full-time and 4,386 part-time employees, and at the end of fiscal 1992, the Company employed approximately 9,300 full-time and 4,100 part-time employees.

ITEM 2   PROPERTIES

     The Company's headquarters in Philadelphia, Pennsylvania, which also serves as an administrative regional office for its eastern operations, occupies approximately 263,000 square feet of a five-story structure owned by the Company with approximately 300,000 square feet of floor space. The Company occupies approximately 30,000 square feet of a 60,000 square foot three-story structure which the Company owns located in Los Angeles, California which serves as an administrative regional office for its western operations. The Company leases approximately 4,000 square feet of office space in each of Decatur, Georgia and Richardson, Texas which serve as administrative regional offices for its southeastern and southwestern operations, respectively.

     Of the 435 store locations operated by the Company at January 28, 1995, 298 are owned and 137 are leased. Of the 137 leased store locations, 56 are fully leased and 81 are ground leases only.

     The following table sets forth certain information regarding the owned and leased warehouse space utilized by the Company at January 28, 1995.

Warehouse           Products       Square    Owned or  Stores    States
Location            Warehoused     Footage   Leased    Serviced  Serviced
- ---------------------------------------------------------------------------
Los Angeles, CA     All except     216,000   Owned     105       AZ, CA, NV
                    tires

Los Angeles, CA     Tires           73,000   Leased    105       AZ, CA, NV

Los Angeles, CA     All except     137,000   Leased    105       AZ, CA, NV
                    tires

Phoenix, AZ         All except     100,000   Owned     54        AZ, CO, NM,
                    tires and                                    NV, TX, UT
                    chemicals

Phoenix, AZ         Tires and       57,000   Leased    54        AZ, CO, NM,
                    chemicals                                    NV, TX, UT

Phoenix, AZ         Tires and       42,000   Leased    54        AZ, CO, NM,
                    chemicals                                    NV, TX, UT

Bridgeport, NJ      All except     195,000   Owned     95        DE, MA, MD,
                    tires                                        MI, NH, NJ,
                                                                 NY, OH, PA,
                                                                 RI, VA

Bridgeport, NJ      Tires and      273,000   Leased    95        DE, MA, MD,
                    chemicals                                    MI, NH, NJ,
                                                                 NY, OH, PA,
                                                                 RI, VA

Atlanta, GA         All            392,000   Owned     110       AL, FL, GA,
                                                                 IL, IN, KY,
                                                                 NC, OH, SC,
                                                                 TN, VA

Mesquite, TX        All            244,000   Owned     71        AR, KS, LA,
                                                                 MO, OK, TX
                                 ---------
Total                            1,729,000


     The Company anticipates that its existing current and leased warehouse space will accommodate inventory necessary to support store expansion and any increase in stock-keeping-units during fiscal 1995.

     The Company is subject to federal, state and local provisions relating to the protection of the environment, including provisions with respect to the disposal of oil at its store locations. Estimated capital expenditures relating to compliance with such environmental provisions are not material.

ITEM 3  LEGAL PROCEEDINGS
     The Company is involved in a number of lawsuits arising in the ordinary course of business. Management is of the opinion that such lawsuits will not result in any material liability to the Company.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended January 28, 1995.

ITEM A  EXECUTIVE OFFICERS OF THE COMPANY
     The following table indicates the names, ages, years with the Company and positions (together with the year of election to such positions) of the executive officers of the Company:

                                 Years with       Position with the Company and
Name                     Age        Company       Year of Election to Position
- ---------------------    ----    ----------       -----------------------------


Mitchell G. Leibovitz      49            16       Chairman of the Board since
                                                  March 1994; Chief Executive
                                                  Officer since March 1990;
                                                  President since 1986

Wendel H. Province         47             5       Executive Vice President
                                                  since November 1994; Chief
                                                  Operating Officer since
                                                  March 1993.

Michael J. Holden          43            15       Senior Vice President & Chief
                                                  Financial Officer since March
                                                  1987; Treasurer since 1984

Frederick A. Stampone      39            13       Senior Vice President since
                                                  March 1987; Chief
                                                  Administrative Officer since
                                                  March 1993; Secretary since
                                                  December 1988

Mark L. Page               38            19       Senior Vice President - Store
                                                  Operations since March 1993


Messrs. Leibovitz, Province, Holden and Stampone have been executive officers of the Company for more than the past five years. Mr. Page has been an executive officer of the Company for less than the past five years. Mr. Page was a regional manager for the Company from February 1987 until February 1991 when he was elected Vice President - Western Store Operations. On March 14, 1993 Mr. Page became Senior Vice President - Store Operations. Each of the officers serves at the pleasure of the Board of Directors of the Company. There are no arrangements or understandings pursuant to which any officer was elected to office.

PART II
ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The common stock of The Pep Boys - Manny, Moe & Jack is listed on the New York Stock Exchange under the symbol "PBY". There were 3,843 registered shareholders as of January 28, 1995. The following table sets forth for the periods listed the high and low sale prices and the cash dividends paid on the Company's common stock.


MARKET PRICE PER SHARE

                                      Market Price Per Share   Cash Dividends
Fiscal year ended January 28, 1995         High       Low           Per Share
- -----------------------------------------------------------------------------
First Quarter                            $31         $26              $.0425
Second Quarter                            33 3/4      29 1/4           .0425
Third Quarter                             36          29 1/8           .0425
Fourth Quarter                            36 7/8      28 1/2           .0425

Fiscal year ended January 29, 1994
- -----------------------------------------------------------------------------
First Quarter                            $26 1/2     $20 3/4          $.0375
Second Quarter                            23 7/8      20 1/2           .0375
Third Quarter                             24 7/8      20 3/4           .0375
Fourth Quarter                            27 1/2      23 1/4           .0375


It is the present intention of the Company's Board of Directors to continue to pay regular quarterly cash dividends; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company and other factors which the Board of Directors deems relevant.

ITEM 6  SELECTED FINANCIAL DATA

The following tables sets forth the selected financial data for the Company and should be read in conjunction with the Consolidated
Financial Statements and Notes thereto included elsewhere herein.

SELECTED FINANCIAL DATA (UNAUDITED)
(dollar amounts in thousands, except per share amounts)

Year ended                           Jan. 28, 1995       Jan. 29, 1994       Jan. 30, 1993        Feb. 1, 1992        Feb. 2, 1991
- ------------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF EARNINGS DATA

Merchandise sales                       $1,211,536          $1,076,543          $1,008,191          $  873,381          $  774,502
Service revenue                            195,449             164,590             147,403             128,127             110,172
Total revenues                           1,406,985           1,241,133           1,155,594           1,001,508             884,674
Gross profit from merchandise sales        364,378             307,861             272,412             240,199             217,052
Gross profit from service revenue           32,417              27,457              24,528              19,726              17,854
Total gross profit                         396,795             335,318             296,940             259,925             234,906
Selling, general and
 administrative expenses                   247,872             214,710             194,160             176,275             157,468
Operating profit                           148,923             120,608             102,780              83,650              77,438
Nonoperating income                          3,490               3,601               3,015               1,933               1,601
Interest expense                            25,931              19,701              20,180              25,071              20,262
Earnings before income taxes
 and cumulative effect of change
 in accounting principle                   126,482             104,508              85,615              60,512              58,777
Earnings before cumulative effect
 of change in accounting principle          80,008              65,512              54,579              38,872              37,530
Cumulative effect of change in
 accounting principle                       (4,300)                  -                   -                   -                   -
Net earnings                                75,708              65,512              54,579              38,872              37,530

BALANCE SHEET DATA

Working capital                         $  121,858          $   92,518          $  104,622          $   81,935          $   91,801
Current ratio                            1.42 to 1           1.37 to 1           1.47 to 1           1.46 to 1           1.55 to 1
Merchandise inventories                 $  366,843          $  305,872          $  295,179          $  230,894          $  234,688
Property and equipment-net                 861,910             723,452             628,918             588,593             556,990
Total assets                             1,291,019           1,078,518             967,813             856,925             819,421
Long-term debt (including convertible
 subordinated notes)                       380,787             253,000             209,347             279,250             285,868
Stockholders' equity                       586,253             547,759             509,763             378,514             344,603



DATA PER COMMON SHARE

Earnings before cumulative effect
 of change in accounting principle      $     1.32          $     1.06           $     .90          $      .69          $      .67
Cumulative effect of change in
 accounting principle                         (.07)                  -                   -                   -                   -
Net earnings                                  1.25                1.06                 .90                 .69                 .67
Cash dividends                                 .17                 .15               .1375               .1275               .1175
Stockholders' equity                          9.53                8.97                8.40                6.79                6.20
Common share price range: high-low       36 7/8-26       27 1/2-20 1/2       27 3/8-17 1/8       19 1/2-10 3/8        17 1/4-8 3/8

OTHER STATISTICS

Return on average
  stockholders' equity                       13.4%               12.4%               12.3%               10.8%               11.4%
Common shares outstanding               61,501,679          61,060,055          60,669,102          55,773,813          55,606,116
Capital expenditures                   $   185,072          $  135,165           $  78,025          $   65,801          $  105,826
Number of retail outlets                       435                 386                 357                 337                 313



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
                                                      Percentage of Total Revenues                         Percentage Change
                                              --------------------------------------------         -------------------------------
                                              Jan. 28, 1995   Jan. 29, 1994  Jan. 30, 1993       Fiscal 1994 vs.    Fiscal 1993 vs.
Year ended                                    (Fiscal 1994)   (Fiscal 1993)  (Fiscal 1992)         Fiscal 1993         Fiscal 1992
- ---------------------------------------       -------------  -------------    ------------         -----------         -----------
Merchandise Sales......................           86.1%          86.7%           87.2%                 12.5%                6.8%
Service Revenue(1).....................           13.9           13.3            12.8                  18.7                11.7
                                              -------------  -------------    ------------         -----------         -----------
Total Revenues                                   100.0          100.0           100.0                  13.4                 7.4

Costs of Merchandise Sales(2)..........           69.9(3)        71.4(3)         73.0(3)               10.2                 4.5
Costs of Service Revenue(2)............           83.4(3)        83.3(3)         83.4(3)               18.9                11.6
                                              -------------  -------------    ------------         -----------         -----------
Total Costs of Revenues................           71.8           73.0            74.3                  11.5                 5.5

Gross Profit from Merchandise Sales....           30.1(3)        28.6(3)         27.0(3)               18.4                13.0
Gross Profit from Service Revenue......           16.6(3)        16.7(3)         16.6(3)               18.1                11.9
                                              -------------  -------------    ------------         -----------         -----------
Total Gross Profit.....................           28.2           27.0            25.7                  18.3                12.9

Selling, General and
  Administrative Expenses..............           17.6           17.3            16.8                  15.4                10.6
                                              -------------  -------------    ------------         -----------         -----------
Operating Profit.......................           10.6            9.7             8.9                  23.5                17.3

Nonoperating Income....................             .2             .3              .3                  (3.1)               19.4

Interest Expense.......................            1.8            1.6             1.8                  31.6                (2.4)
                                              -------------  -------------    ------------         -----------         -----------
Earnings Before Income Taxes and
  Cumulative Effect of Change in
  Accounting Principle.................            9.0            8.4             7.4                  21.0                22.1

Income Taxes...........................           36.7(4)        37.3(4)         36.3(4)               19.2                25.6
                                              -------------  -------------    ------------         -----------         -----------
Earnings Before Cumulative Effect of
  Change in Accounting Principle.......            5.7            5.3             4.7                  22.1                20.0

Cumulative Effect of Change in
  Accounting Principle.................            (.3)           -               -                     -                   -
                                              -------------  -------------    ------------         -----------         -----------
Net Earnings                                       5.4            5.3             4.7                  15.6                20.0
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

(4)  As a percentage of earnings before income taxes and cumulative effect of change in accounting principle.

/TABLE

FISCAL 1994 vs. FISCAL 1993

     Total revenues for fiscal 1994 increased 13% over fiscal 1993 due to a higher store count (435 at January 28, 1995 compared with 386 at January 29, 1994) coupled with a 5% increase in comparable store revenues (revenues generated by stores in operation during the same months of each period). Comparable store merchandise sales increased 5% while comparable store service revenue increased 8% over fiscal 1993.

     The increase in gross profit from merchandise sales, as a percentage of merchandise sales, was due primarily to significantly higher merchandise margins and a slight decrease in store occupancy costs.

     The small decrease in gross profit from service revenue, as a percentage of service revenue, was due primarily to an increase in service payroll costs offset, in part, by a decrease in service employee benefits costs.

     The increase in selling, general and administrative expenses, as a percentage of total revenues, was due primarily to an increase in store expenses offset, in part, by a decrease in employee benefits costs.

     The 32% increase in interest expense was due to higher debt levels incurred to fund the Company's store expansion program coupled with higher interest rates.

     The 22% increase in earnings before the cumulative effect of a change in accounting principle in fiscal 1994, as compared with fiscal 1993, was due to increases in comparable store revenues and gross profit from merchandise sales, as a percentage of merchandise sales, offset, in part, by increases in selling, general and administrative expenses and interest expense, as a percentage of total revenues.

FISCAL 1993 vs. FISCAL 1992

     Total revenues for fiscal 1993 increased 7% over fiscal 1992 due to a higher store count (386 at January 29, 1994 compared with 357 at January 30, 1993) coupled with a 1% increase in comparable store revenues. Comparable store merchandise sales remained constant while comparable store service revenue increased 3% over fiscal 1992.

     The increase in gross profit from merchandise sales, as a percentage of merchandise sales, was due primarily to significantly higher merchandise margins offset, in part, by increases in store occupancy costs and warehousing costs.

     The small increase in gross profit from service revenue, as a percentage of service revenue, was due primarily to a decrease in service employee benefits costs offset, in part, by an increase in service payroll and occupancy costs.

     The increase in selling, general and administrative expenses, as a percentage of total revenues, was due primarily to an increase in store expenses.

     The 2% decrease in interest expense was due to lower interest rates offset, in part, by higher debt levels incurred to fund the Company's store expansion program.

     The increase in income taxes, as a percentage of earnings before income taxes and cumulative effect of change in accounting principle, was due primarily to a 1% increase in the federal statutory tax rate from 34% to 35%.

     The 20% increase in net earnings in fiscal 1993, as compared with fiscal 1992, was due to a substantial increase in gross profit from merchandise sales, as a percentage of merchandise sales, offset, in part, by an increase in selling, general and administrative expenses, as a percentage of total revenues.

EFFECTS OF INFLATION

     The Company uses the LIFO method of inventory valuation. Thus, the cost of merchandise sold approximates current cost. Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on revenues or results of operations during fiscal 1994, fiscal 1993 or fiscal 1992.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. The Company opened 51 stores in fiscal 1994, 37 stores in fiscal 1993 and 29 stores in fiscal 1992. In fiscal 1994, with increased levels of capital expenditures, coupled with cash utilized to acquire shares of the Company's common stock for its benefits trust, the Company increased its debt by $182,859,000. In fiscal 1993, with increased levels of capital expenditures coupled with cash utilized to acquire treasury stock which was subsequently transferred to its benefits trust, the Company increased its debt by $77,525,000. In fiscal 1992, with substantial cash flows from operating activities and the conversion of substantially all its $75,000,000 convertible subordinated notes, the Company reduced its debt by $72,639,000.


     The following table indicates the Company's principal cash requirements for the past three years.

(dollar amounts              Fiscal      Fiscal      Fiscal
in thousands)                  1994        1993        1992      Total
- ----------------------------------------------------------------------------
Cash Requirements

Capital expenditures       $185,072    $135,165   $ 78,025    $398,262
Net inventory additions(1)   87,248      26,487     24,001     137,736
- ----------------------------------------------------------------------------
  Total                    $272,320    $161,652   $102,026    $535,998
- ----------------------------------------------------------------------------
Net cash provided by
  operating activities
  (excluding net
  inventory additions)     $124,474    $111,595   $100,415    $336,484
  --------------------------------------------------------------------------
     1 Net inventory additions include the increase in inventory less the net change in checks outstanding and accounts payable.

     Inventories have increased in the past three years as the Company added a net of 98 stores while stock-keeping-units per store rose during the period from approximately 22,000 to approximately 25,000, many of which were higher cost hard parts.

     The Company currently plans to open approximately 75 stores in fiscal 1995. Management estimates that the cost to open 75 stores, coupled with capital expenditures in existing stores, warehouses and offices during fiscal 1995 will be approximately $200,000,000. Funds required to finance the store expansion are expected to come from operating activities with the remainder provided by unused lines of credit, which totalled $96,800,000 at January 28, 1995, or from accessing traditional lending sources which may include the public capital markets.

     The Company's working capital increased to $121,858,000 at January 28, 1995 from $92,518,000 at January 29, 1994. The Company's long-term debt increased, as a percentage of its total capitalization, to 39% at January 28, 1995 from 32% at January 29, 1994.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
The Pep Boys - Manny, Moe & Jack
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of The Pep Boys - Manny, Moe & Jack and subsidiaries as of January 28, 1995 and January 29, 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended January 28, 1995. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pep Boys - Manny, Moe & Jack and subsidiaries at January 28, 1995 and January 29, 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, in 1994 the Company changed its method of accounting for postemployment benefits to conform with Statement of Financial Accounting Standards No. 112.



Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 20, 1995

CONSOLIDATED BALANCE SHEETS                                                       The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)


                                                                     January 28,         January 29,
                                                                            1995                1994
                                                                      ----------          ----------
ASSETS
Current Assets:
     Cash .........................................................   $   11,748          $   12,050
     Accounts receivable, less allowance for uncollectible
      accounts of $126 and $50.....................................        3,804               1,525
     Merchandise inventories.......................................      366,843             305,872
     Deferred income taxes.........................................       12,000               9,100
     Other.........................................................       16,914              13,161
                                                                      ----------          ----------
        Total Current Assets.......................................      411,309             341,708

Property and Equipment - at cost:
     Land..........................................................      215,623             183,601
     Building and improvements.....................................      592,748             500,467
     Furniture, fixtures and equipment.............................      283,317             229,730
     Construction in progress......................................       13,287               9,364
                                                                      ----------          ----------
                                                                       1,104,975             923,162
     Less accumulated depreciation and amortization................      243,065             199,710
                                                                      ----------          ----------
        Total Property and Equipment...............................      861,910             723,452

Other..............................................................       17,800              13,358
                                                                      ----------          ----------

Total Assets                                                          $1,291,019          $1,078,518
                                                                      ==========          ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Checks outstanding............................................   $    8,422           $  22,193
     Accounts payable..............................................       91,742             104,248
     Accrued expenses..............................................       72,318              59,574
     Short-term borrowings.........................................       97,200              54,500
     Income taxes payable..........................................            -               1,278
     Current maturities of long-term debt..........................       19,769               7,397
                                                                      ----------          ----------
        Total Current Liabilities..................................      289,451             249,190

Long-Term Debt, less current maturities............................      294,537             253,000

Deferred Income Taxes..............................................       34,528              28,569

Convertible Subordinated Notes.....................................       86,250                   -

Commitments

Stockholders' Equity:
     Common Stock, par value $1 per share:
       Authorized 500,000,000 shares;
       Issued and outstanding 61,501,679 and 61,060,055............       61,502              61,060
     Additional paid-in capital....................................      130,732             122,977
     Retained earnings.............................................      454,288             388,653
                                                                      ----------          ----------
                                                                         646,522             572,690
     Less:
     Treasury Stock - 948,200 shares, at cost......................            -              24,931
     Cost of shares in benefits trust - 2,232,500 shares, at cost..       60,269                   -
                                                                      ----------          ----------
        Total Stockholders' Equity.................................      586,253             547,759
                                                                      ----------          ----------
Total Liabilities and Stockholders' Equity                            $1,291,019          $1,078,518
                                                                      ==========          ==========


See notes to consolidated financial statements.
/TABLE

CONSOLIDATED STATEMENTS OF EARNINGS                                   The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

                                                           January 28,         January 29,         January 30,
Year ended                                                        1995                1994                1993
- ------------------------------------------------------      ----------          ----------          ----------
Merchandise Sales.....................................      $1,211,536          $1,076,543          $1,008,191
Service Revenue.......................................         195,449             164,590             147,403
                                                            ----------          ----------          ----------
Total Revenues........................................       1,406,985           1,241,133           1,155,594
                                                            ----------          ----------          ----------
Costs of Merchandise Sales............................         847,158             768,682             735,779
Costs of Service Revenue..............................         163,032             137,133             122,875
                                                            ----------          ----------          ----------
Total Costs of Revenues...............................       1,010,190             905,815             858,654
                                                            ----------          ----------          ----------
Gross Profit from Merchandise Sales...................         364,378             307,861             272,412
Gross Profit from Service Revenue.....................          32,417              27,457              24,528
                                                            ----------          ----------          ----------
Total Gross Profit....................................         396,795             335,318             296,940

Selling, General and Administrative Expenses..........         247,872             214,710             194,160
                                                            ----------          ----------          ----------
Operating Profit......................................         148,923             120,608             102,780

Nonoperating Income...................................           3,490               3,601               3,015

Interest Expense......................................          25,931              19,701              20,180
                                                            ----------          ----------          ----------
Earnings Before Income Taxes and Cumulative Effect
  of Change in Accounting Principle...................         126,482             104,508              85,615

Income Taxes..........................................          46,474              38,996              31,036
                                                            ----------          ----------          ----------
Earnings before Cumulative Effect of Change in
  Accounting Principle................................          80,008              65,512              54,579

Cumulative Effect of Change in Accounting Principle..           (4,300)                  -                   -
                                                            ----------          ----------          ----------
Net Earnings                                                $   75,708          $   65,512          $   54,579
                                                            ==========          ==========          ==========
Earnings per Share Before Cumulative Effect of Change
  in Accounting Principle.............................      $     1.32          $     1.06          $      .90
Cumulative Effect of Change in Accounting Principle...            (.07)                  -                   -
                                                            ----------          ----------          ----------
Net Earnings per Share                                      $     1.25          $     1.06          $      .90
                                                            ==========          ==========          ==========

See notes to consolidated financial statements.
/TABLE

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                    The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)
                                                 Common Stock
                                             --------------------      Additional   Retained   Treasury    Benefits     Total Stock-
                                              Shares      Amount  Paid-in Capital   Earnings      Stock       Trust  holders' Equity
                                            ----------   -------  ---------------  ---------   --------    --------  ---------------

Balance, February 1, 1992.................. 55,773,813   $55,774        $ 36,885   $285,855     $     -    $      -        $378,514

Net earnings...............................                                          54,579                                  54,579
Cash dividends ($.1375 per share)..........                                          (8,173)                                 (8,173)
Conversion of 6% convertible subordinated
  notes into equity........................  4,162,776     4,163          71,211                                             75,374
Exercise of stock options and related
  tax benefits.............................    720,699       720           8,761                                              9,481
Dividend reinvestment plan.................     11,814        12             267                                                279
Acquisitions and transfers of 107,700
  shares to employees' savings plan........                                 (291)                                              (291)
                                            ----------   -------  ---------------   --------   --------    --------  ---------------
Balance, January 30, 1993.................. 60,669,102    60,669         116,833    332,261           -           -         509,763

Net earnings...............................                                          65,512                                  65,512
Cash dividends ($.15 per share)............                                          (9,120)                                 (9,120)
Exercise of stock options and related
  tax benefits.............................    377,569       378           5,744                                              6,122
Dividend reinvestment plan.................     13,384        13             291                                                304
Acquisitions and transfers of 80,000
  shares to employees' savings plan........                                  109                                                109
Acquisition of 948,200 shares of
 treasury stock............................                                                    (24,931)                     (24,931)
                                            ----------   -------  ---------------   --------  ---------    --------  ---------------
Balance, January 29, 1994.................. 61,060,055    61,060         122,977    388,653    (24,931)           -         547,759

Net earnings...............................                                          75,708                                  75,708
Cash dividends ($.17 per share)............                                         (10,073)                                (10,073)
Exercise of stock options and related
  tax benefits.............................    427,543       428           7,568                                              7,996
Dividend reinvestment plan.................     14,081        14             421                                                435
Acquisitions and transfers of 75,000
  shares to employees' savings plan........                                 (122)                   807                         685
Acquisitions and transfers of 2,232,500
  shares of treasury stock to benefits
  trust....................................                                 (112)                24,124    (60,269)         (36,257)
                                            ----------   -------  ---------------   --------  ---------  ----------  ---------------
Balance, January 28, 1995.................. 61,501,679   $61,502         $130,732   $454,288    $     -   $(60,269)        $586,253
                                            ==========   =======  ===============   ========  =========  ==========  ===============

See notes to consolidated financial statements.
/TABLE

CONSOLIDATED STATEMENTS OF CASH FLOWS                                    The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands)
                                                                                 January 28,    January 29,     January 30,
Year ended                                                                              1995           1994            1993
- --------------------------------------------------------------------------       -----------    -----------     -----------
Cash Flows from Operating Activities:
  Net earnings............................................................          $75,708       $ 65,512        $ 54,579
  Adjustments to Reconcile Net Earnings to Net Cash
        Provided by Operating Activities:
  Depreciation and amortization...........................................           44,402         39,125          36,674
  Cumulative effect of accounting change..................................            4,300              -               -
  Increase (decrease)in deferred income taxes.............................            5,611            680          (2,266)
  (Gain)loss from sales of assets.........................................           (1,406)          (297)            266
  Increase in accounts receivable and other...............................           (7,854)        (2,023)         (2,865)
  Increase in merchandise inventories...................................            (60,971)       (10,693)        (64,285)
  (Decrease) increase in checks outstanding and accounts payable..........          (26,277)       (15,794)         40,284
  Increase in accrued expenses............................................            6,683          8,325           9,256
  (Decrease) increase in income taxes payable.............................           (2,970)           273           4,771
                                                                                 -----------    -----------     -----------
        Total Adjustments.................................................          (38,482)        19,596          21,835
                                                                                 -----------    -----------     -----------
Net Cash Provided by Operating Activities.................................           37,226         85,108          76,414
                                                                                 -----------    -----------     -----------
Cash Flows from Investing Activities:
  Capital expenditures....................................................         (183,872)      (135,165)        (78,025)
  Proceeds from sales of assets...........................................            3,437          1,494             738
  Other, net..............................................................              116             68          (1,993)
  Net sales and maturities of marketable securities.......................                -              -           3,286
                                                                                 -----------    -----------     -----------
Net Cash Used in Investing Activities.....................................         (180,319)      (133,603)        (75,994)
                                                                                 -----------    -----------     -----------
Cash Flows from Financing Activities:

  Net borrowings under line of credit agreements..........................          117,700         44,500          18,301
  Reduction of long-term debt.............................................          (22,291)       (41,975)        (16,177)
  Net proceeds from issuance of notes.....................................           85,387         73,892               -
  Acquisitions of treasury stock..........................................          (36,257)       (24,931)              -
  Dividends paid..........................................................          (10,073)        (9,120)         (8,173)
  Proceeds from exercise of stock options.................................            7,996          6,122           6,252
  Proceeds from dividend reinvestment plan................................              435            304             279
  (Loss) gain on stock purchased for employees' savings plan..............             (106)           109            (291)
                                                                                 -----------    -----------     -----------
Net Cash Provided by Financing Activities.................................          142,791         48,901             191
                                                                                 -----------    -----------     -----------
Net (Decrease) Increase in Cash...........................................             (302)           406             611
Cash at Beginning of Year.................................................           12,050         11,644          11,033
                                                                                 -----------    -----------     -----------
Cash at End of Year.......................................................          $11,748       $ 12,050        $ 11,644
                                                                                 ===========    ===========     ===========
....................................................................................................................................

Supplemental Disclosure of Cash Flow Information:
  Income taxes paid.......................................................          $46,384        $38,043         $28,531
  Interest paid, net of amounts capitalized...............................           23,959         19,110          18,915
....................................................................................................................................

Supplemental Disclosure of Noncash Financing Activities:
  Mortgage note assumed in property acquisition...........................          $ 1,200        $     -         $     -
  Conversion of 6% convertible subordinated notes into equity.............                 -             -          74,763
....................................................................................................................................


See notes to consolidated financial statements

THE PEP BOYS- MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended January 28, 1995, January 29, 1994 and January 30, 1993 (dollar amounts in thousands, except per share amounts)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS The Pep Boys-Manny, Moe & Jack and Subsidiaries (the "Company") is engaged principally in the retail sale of automotive parts and accessories, automotive maintenance and service and the installation of parts through a chain of 435 stores at January 28, 1995.

FISCAL YEAR END The Company's fiscal year ends on the Saturday nearest to January 31. Fiscal years 1994, 1993 and 1992 each comprised 52 weeks.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

MERCHANDISE INVENTORIES Merchandise inventories are valued at the lower of cost (last-in, first-out method) or market. If the first-in, first-out method of valuing inventories had been used, inventories would have been approximately $15,319 and $15,452 higher at January 28, 1995 and January 29, 1994, respectively.

PROPERTY AND EQUIPMENT Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives: building and improvements, 5 1/2 to 40 years; furniture, fixtures and equipment, 3 to 10 years.

CAPITALIZED INTEREST Interest on borrowed funds is capitalized in connection with the construction of certain long-term assets. Capitalized interest amounted to $1,850, $1,254 and $852 in fiscal years 1994, 1993 and 1992, respectively.

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

INCOME TAXES  The Company uses the liability method of accounting for income
taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."   Under
the liability method, deferred income taxes are determined based upon enacted tax laws and rates applied to the differences between the financial statement and tax basis of assets and liabilities. The adoption of SFAS No. 109 on February 2, 1992 did not have any effect on the Company's financial position or results of operations.

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS Effective February 2, 1992 the Company adopted SFAS No. 106, "Accounting for Postretirement Benefits Other than Pensions." As a result of adopting this standard, the Company recognized an expense of $12 in fiscal year 1992, which is the full impact of SFAS No. 106 on the Company's financial position and results of operations.

     Effective January 30, 1994 the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement establishes accrual accounting standards for employer-provided benefits which cover former or inactive employees after employment, but before retirement. As a result of adopting this standard, the Company recognized a charge to earnings of $4,300, net of income tax benefit of $2,552.

RECLASSIFICATIONS Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.

NOTE B - DEBT

SHORT-TERM BORROWINGS The Company had short-term borrowings of $97,200 at January 28, 1995 and $54,500 at January 29, 1994. The Company had short-term lines of credit with several banks totalling $194,000 at January 28, 1995 and $119,000 at January 29, 1994. The interest rates on these lines are negotiated based upon market conditions. The weighted average interest rate on borrowings from these lines was 4.7% during 1994 and 3.4% during 1993. The weighted average interest rate on borrowings from these lines was 5.9% at January 28, 1995 and 3.4% at January 29, 1994. The average and maximum month end balances on these borrowings were $78,488 and $97,200 in 1994 and $30,435 and $54,500 in 1993.

LONG-TERM DEBT
...............................................................................
                                                         Jan. 28,    Jan. 29,
                                                             1995        1994
                                                         --------    --------
8 7/8% notes due April 15, 1996 ....................     $110,650    $125,000
Indebtedness to banks under revolving
   credit loan agreement dated
   June 16, 1989 (a)................................      100,000      35,000
6 5/8% notes due May 15, 2003 ......................       75,000      75,000
9.3% senior notes (b)...............................       16,071      23,214
Other revolving lines of credit (c).................       10,000           -
Mortgage notes payable at annual
   interest rates ranging from 4.2%
   to 7.5%  (d).....................................        2,585       2,183
                                                         --------    --------
                                                          314,306     260,397
   Less current maturities..........................       19,769       7,397
                                                         --------    --------
Total long-term debt................................     $294,537    $253,000
                                                         ========    ========
.............................................................................


(a) The Company has a revolving credit agreement with seven major banks providing for borrowings of up to $100,000. Funds may be drawn and repaid anytime prior to June 30, 1995, at which time the total commitment, or any portion thereof, may be converted, at the Company's election, into term loans payable at 6.3% of the term commitment amount each quarter for the next four years. At the Company's option, the interest rate on any loan may be based on the prime rate, a "CD-based" rate, a "LIBOR-based" rate or a negotiated rate based upon market conditions. The weighted average interest rate was 6.1% at January 28, 1995 and 3.3% at January 29, 1994.

(b) Annual maturities for the 9.3% senior notes are as follows: $7,143 due in each of 1995 and 1996 with the remaining balance of $1,785 due in 1997.

(c) The Company entered into a revolving credit agreement with a bank which permits the Company to borrow an aggregate of $10,000. Upon the bank's demand, this line is due and payable in 13 months. The interest rate on this line, at the Company's election, is based on the prime rate, a "CD-based" rate, a "LIBOR-based" rate or a negotiable rate based upon market conditions. The weighted average interest rate was 6.2% at January 28, 1995.


(d) The weighted average interest rate on the mortgage notes payable was 6.9% at January 28, 1995 and 5.3% at January 29, 1994. These notes, which mature at various times through August 2016, are collateralized by land and building with an aggregate carrying value of approximately $7,839 at January 28, 1995.

CONVERTIBLE SUBORDINATED NOTES On August 24, 1994 the Company sold $86,250 of 4% convertible subordinated notes. These notes are convertible by the holders into the common stock of the Company anytime on or before September 1, 1999 (the maturity date) at a conversion price of $41 per share subject to adjustment in certain events. The notes are redeemable, in whole or in part, at the option of the Company at any time on or after September 15, 1997, at a redemption price of 101% of the principal amount and at par on or after September 1, 1998.

Several of the Company's debt agreements require the maintenance of certain financial ratios and covenants. Approximately $116,409 of the Company's net worth was not restricted by these covenants at fiscal year end. The Company is in compliance with all debt covenants at January 28, 1995.

The annual maturities of all long-term debt for the next five years are $19,769 in 1995, $153,959 in 1996, $26,932 in 1997, $25,157 in 1998 and $98,920 in
1999. Any compensating balance requirements related to all revolving credit agreements and debt were satisfied by balances available from normal business operations.

The Company was contingently liable for outstanding letters of credit in the amount of approximately $28,904 at January 28, 1995.

NOTE C - LEASE COMMITMENTS

    The Company leases certain property and equipment under operating leases which contain renewal and escalation clauses. Aggregate minimum rental commitments for leases having noncancellable lease terms of more than one year are approximately: 1995 - $16,811; 1996 - $15,827; 1997 - $15,015; 1998 -
$14,027; 1999 - $13,673; thereafter - $185,984.  The present value of the aggregate minimum rental commitments for operating leases, discounted at 10% is approximately $124,626. Rental expenses incurred for operating leases in 1994, 1993 and 1992 were $18,474, $16,786 and $14,094, respectively.

NOTE D - STOCKHOLDERS' EQUITY

RIGHTS AGREEMENT On December 31, 1987, the Company distributed as a dividend one common share purchase right on each of its common shares. The rights will not be exercisable or transferable apart from the Company's common stock until a person or group, as defined in the rights agreement, (dated December 17, 1987 and as amended on June 6, 1989), without the proper consent of the Company's Board of Directors, acquires 20% or more, or makes an offer to acquire 30% or more of the Company's outstanding stock, exclusive of stock holdings as of December 17, 1987. When exercisable, the rights entitle the holder to purchase one share of the Company's common stock for $55. Under certain circumstances, including the acquisition of 20% of the Company's stock by a person or group, the rights entitle the holder to purchase common stock of the Company or common stock of an acquiring company having a market value of twice the exercise price of the right. The rights do not have voting power and are subject to redemption by the Company's Board of Directors for $.02 per right anytime before a 20% position has been acquired and for 15 days thereafter, at which time the rights become nonredeemable. The rights expire on December 31, 1997.

BENEFITS TRUST On April 29, 1994 the Company established a flexible employee benefits trust with the intention of purchasing up to $75,000 worth of the Company's common shares. The repurchased shares will be held in the trust and will be used to fund the Company's existing benefit plan obligations including healthcare programs, savings and retirement plans and other benefit obligations. The trust will allocate or sell the repurchased shares over the next 15 years to fund these benefit programs. As shares are released from the trust, the Company will charge or credit additional paid-in capital for the difference between the fair value of shares released and the original cost of the shares to the trust. For financial reporting purposes the trust is consolidated with the accounts of the Company. All dividend and interest transactions between the trust and the Company are eliminated. As of January 28, 1995, the Company has repurchased 2,232,500 shares of its common stock at a cost of $60,269,000 which is shown as "Cost of shares in benefits trust" on the
Company's consolidated balance sheets.
NOTE E - PENSION AND SAVINGS PLANS

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

    The actuarial computations using the "projected unit credit method" assumed a discount rate on benefit obligations of 7.8% in 1994 and 8% in 1993 and 1992, and an expected long-term rate of return on plan assets of 8.5%. The assumption for annual salary increases over the average remaining service lives of employees under the plan was 4% in 1994 and 1993, and 6.5% in 1992. Variances between actual experience and assumptions for costs and returns on assets are amortized over the remaining service lives of employees under the plan.

Pension expense includes the following:
.............................................................................
                                      Jan. 28,       Jan. 29,      Jan. 30,
                                          1995           1994          1993
                                      --------       --------       -------
Normal service costs................   $1,516        $ 1,478       $ 1,733
Interest cost on projected
  benefit obligation................    1,413          1,250         1,291
Actual return on plan assets........   (1,706)        (1,361)       (1,474)
Net amortization of transition
  asset and unrecognized net loss...     (214)          (257)         (256)
Prior service cost..................       19             23            23
Asset gain (loss) deferred..........       56           (217)            -
                                      --------       --------      --------
Total pension expense...............   $1,084        $   916       $ 1,317
                                      ========       ========      ========
.............................................................................

Pension plan assets are stated at fair market value and are composed primarily of guaranteed investment contracts, group annuity contracts and money market funds, all with major insurance companies and banking institutions, and investments in the Company's common stock.

The following table sets forth the reconciliation of the plan's funded status as of December 31 of each year. The actuarial present value of benefit obligation assumed a discount rate of 8.5% at December 31, 1994 and 7.8% at December 31, 1993.
.............................................................................

                                                    Dec. 31,         Dec. 31,
                                                        1994             1993
                                                  ----------       ----------
Actuarial present value of benefit
   obligation:
Vested benefit obligation.......................   $(13,885)        $(14,218)
                                                  ----------       ----------
Accumulated benefit obligation..................   $(14,840)        $(15,506)
                                                  ----------       ----------
Projected benefit obligation for
   service rendered to date.....................   $(17,912)        $(18,918)
Plan assets at fair value.......................     20,625           19,637
                                                  ----------       ----------
Assets in excess of projected
   benefit obligation...........................      2,713              719
Unrecognized net asset (at date of transition)..     (1,500)          (1,714)
Unrecognized net gain from past
   experience different from previous
   assumption...................................     (4,454)          (1,204)
Unrecognized prior service cost.................         85              127
                                                  ----------       ----------
Accrued pension expense
   as of January 28, 1995 and
   January 29, 1994, respectively...............   $ (3,156)        $ (2,072)
                                                  ==========       ==========

.............................................................................

The Company has a 401(k) savings plan which covers all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation. The Company's savings plan contribution expense was $2,563 in 1994, $2,277 in 1993, and $1,980 in 1992.


NOTE F - INCOME TAXES

The provision for income taxes includes the following:
.............................................................................

                                     Jan. 28,       Jan. 29,       Jan. 30,
Year ended                               1995           1994           1993
- --------------------------------    ---------      ---------      ---------
Current:
   Federal......................      $39,210       $34,234        $29,739
   State........................        4,205         3,587          3,563
Deferred:
   Federal......................        2,865         2,527         (1,946)
   State........................          194        (1,352)          (320)
                                    ---------      ---------      ---------
                                      $46,474       $38,996        $31,036
                                    =========      =========      =========
.............................................................................

   A reconciliation of the statutory federal income tax rate to the effective rate of the provision for income taxes follows:

.............................................................................

                                     Jan. 28,       Jan. 29,       Jan. 30,
Year ended                               1995           1994           1993
- --------------------------------    ---------      ---------      ---------

Statutory tax rate..............        35.0%          35.0%          34.0%
State income taxes,
   net of federal
   tax benefits.................         2.3            2.3            2.5
Other, net......................        (0.6)             -           (0.2)
                                    ---------      ---------      ---------
                                        36.7%          37.3%          36.3%
                                    =========      =========      =========
.............................................................................

   Deferred income taxes relate to the following temporary differences:
.............................................................................

                                     Jan. 28,       Jan. 29,       Jan. 30,
Year ended                               1995           1994           1993
- --------------------------------    ---------      ---------      ---------

Depreciation....................      $4,594        $ 2,293        $ 1,124
Inventories.....................         257         (2,244)        (1,504)
Vacation accrual................        (259)          (189)          (216)
Pension accrual.................        (406)          (344)        (1,178)
Casualty gain...................       1,289            544              -
Insurance.......................      (2,459)           680              -
All other.......................          43            435           (492)
                                    ---------      ---------      ---------
                                      $3,059        $ 1,175        $(2,266)
                                    =========      =========      =========
.............................................................................

   The following are components of the net deferred tax accounts as of January 28, 1995:
...............................................................................
                                      Federal          State         Total
                                      -------         ------        -------
Deferred tax assets:
   Current.......................     $16,288         $1,103        $17,391
   Long-term.....................      12,995            882         13,877

Deferred tax liabilities:
   Current.......................       5,049            342          5,391
   Long-term.....................      45,333          3,072         48,405

.............................................................................

   The following are components of the net deferred tax accounts as of January 29, 1994:

..............................................................................
                                      Federal          State         Total
                                      -------         ------        -------
Deferred tax assets:
   Current.......................     $11,887         $  807        $12,694
   Long-term.....................      11,212            758         11,970

Deferred tax liabilities:
   Current.......................       3,366            228          3,594
   Long-term.....................      37,966          2,573         40,539

.............................................................................

   Items that gave rise to significant portions of the deferred tax accounts are as follows:
.............................................................................

                                                 Jan. 28,       Jan. 29,
Year ended                                           1995           1994
- --------------------------                      ---------       --------
Deferred tax assets:
   Inventories.................                    $6,421        $ 6,678
   Vacation accrual............                     2,423          2,164
   Other.......................                     3,156            258
                                                ---------       --------
                                                  $12,000        $ 9,100
                                                =========       ========
Deferred tax liabilities:
   Depreciation................                   $32,628        $28,034
   Other.......................                     1,900            535
                                                ---------       --------
                                                  $34,528        $28,569
                                                =========       ========
..............................................................................

NOTE G --- NET EARNINGS PER SHARE

   Net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding after reduction for treasury shares and shares held in benefits trust and assuming exercise of dilutive stock options computed by the treasury stock method using the average market price during the period. Primary and fully diluted earnings per share are essentially the same.

   The weighted average number of shares and share equivalents used in computing net earnings per share were: 60,565,000 in 1994, 61,891,000 in 1993 and 60,636,000 in 1992.

NOTE H - STOCK OPTIONS AND AWARDS

   Options to purchase the Company's common stock have been granted to key employees and certain members of the Board of Directors. The option prices are at least 100% of the fair market value of the common stock on the grant date.

   Under the terms of the Company's Incentive Stock Option Plan adopted in 1982, options to purchase up to 3,600,000 shares of the Company's common stock were authorized. Options granted prior to 1988 are exercisable from the date of grant. Options granted in 1988 and thereafter are exercisable on the second anniversary of the grant date. All options under this plan cannot be exercised more than ten years from the grant date. As of May 21, 1990, no additional options will be granted under this plan.

   Under the terms of the Company's Nonqualified Stock Option Plans, adopted in 1984 and 1985, options to purchase up to 3,300,000 shares of the Company's common stock were authorized. The options became exercisable over a five-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options granted cannot be exercised more than ten and one-half years after the grant date. As of May 21, 1990, no additional options will be granted under these plans.

   On May 21, 1990, the stockholders approved the 1990 Stock Incentive Plan which authorized the issuance of restricted stock and/or options to purchase up to 1,000,000 shares of the Company's common stock. An additional 1,500,000 shares were authorized by stockholders on June 1, 1993. Under this plan, both incentive and nonqualified stock options may be granted to eligible participants. Incentive stock options are exercisable on the second anniversary of the grant date and nonqualified options become exercisable over a five-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options cannot be exercised more than ten years after the grant date. As of January 28, 1995, 644,439 shares remain available for grant.

   The Company has reserved sufficient shares of common stock to meet its stock option plans' obligations.
............................................................................

   Stock option transactions are summarized as follows:

.............................................................................
                                              Incentive        Nonqualified
Fiscal 1993                               Stock Options       Stock Options
- -----------------------------------------------------------------------------
Outstanding--beginning of
   year                                        830,041           2,776,390
Granted                                        234,100             322,585
Exercised                                     (178,111)           (191,750)
Canceled                                       (73,050)             (6,500)
                                          -------------       -------------
Outstanding--end of year                       812,980           2,900,725

Exercisable--end of year                       456,930           2,397,911

Price range of options exercised       $3.97 to $14.98    $10.94 to $16.19
Price range of options
  outstanding end of year              $3.97 to $26.25     $3.97 to $23.13
.............................................................................
.............................................................................
Fiscal 1994
- -----------------------------------------------------------------------------
Outstanding--beginning of
   year................................        812,980           2,900,725
Granted................................        272,050             197,301
Exercised..............................       (209,215)           (216,587)
Canceled...............................        (87,600)             (6,875)
                                          -------------       -------------
Outstanding--end of year...............        788,215           2,874,564

Exercisable--end of year...............        399,215           2,445,716

Price range of options exercised.......$3.97 to $21.81     $3.97 to $27.94
Price range of options
  outstanding end of year..............$6.19 to $34.88     $5.91 to $32.69
.............................................................................

NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS

   The estimated fair value of the Company's financial instruments are as follows:
                                 January 28, 1995          January 29, 1994
                             ----------------------      ---------------------
                               Carrying   Estimated      Carrying    Estimated
                                 Amount  Fair Value        Amount   Fair Value
                             ----------  ----------      --------   ----------
Assets:
   Cash.....................   $ 11,748    $ 11,748      $ 12,050     $ 12,050
   Accounts receivable......      3,804       3,804         1,525        1,525
Liabilities:
   Checks outstanding.......   $  8,422    $  8,422      $ 22,193     $ 22,193
   Accounts payable.........     91,742      91,742       104,248      104,248
   Short-term borrowings....     97,200      97,200        54,500       54,500
   Long-term debt including
    current maturities......    314,306     309,228       260,397      275,430
   Convertible Subordinated
    Notes...................     86,250      83,231             -            -
...............................................................................

CASH, ACCOUNTS RECEIVABLE, CHECKS OUTSTANDING, ACCOUNTS PAYABLE AND SHORT-TERM BORROWINGS The carrying amounts approximate fair value because of the short maturity of these items.

LONG-TERM DEBT INCLUDING CURRENT MATURITIES AND CONVERTIBLE SUBORDINATED NOTES Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

   The fair value estimates presented herein are based on pertinent information available to management as of January 28, 1995 and January 29, 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from amounts presented herein.

QUARTERLY FINANCIAL DATA (UNAUDITED)                                               The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

....................................................................................................................................
                                                                                       Net           Cash            Market Price
Year ended               Total          Gross      Operating            Net       Earnings      Dividends             Per Share
Jan. 28, 1995         Revenues         Profit         Profit       Earnings      Per Share      Per Share           High       Low
- ------------------------------------------------------------------------------------------------------------------------------------
1st Quarter           $337,700        $90,527        $32,601        $17,557 (1)       $.29 (1)     $.0425         31        26
2nd Quarter            370,395        102,885         42,448         23,518            .39          .0425         33 3/4    29 1/4
3rd Quarter            363,229        100,195         38,311         20,640            .34          .0425         36        29 1/8
4th Quarter            335,661        103,188         35,563         18,293            .30          .0425         36 7/8    28 1/2
- ------------------------------------------------------------------------------------------------------------------------------------
....................................................................................................................................
                                                                                       Net           Cash            Market Price
Year ended               Total          Gross      Operating            Net       Earnings      Dividends             Per Share
Jan. 29, 1994         Revenues         Profit         Profit       Earnings      Per Share      Per Share           High       Low
- ------------------------------------------------------------------------------------------------------------------------------------
1st Quarter           $299,147        $74,789        $25,093        $13,442           $.22         $.0375         26 1/2    20 3/4
2nd Quarter            329,146         87,752         34,226         19,102            .31          .0375         23 7/8    20 1/2
3rd Quarter            316,015         84,492         31,954         17,443            .28          .0375         24 7/8    20 3/4
4th Quarter            296,825         88,285         29,335         15,525            .25          .0375         27 1/2    23 1/4
- ------------------------------------------------------------------------------------------------------------------------------------
    1 Does not include a $4,300 ($.07 per share) charge from a cumulative effect of an accounting change for postemployment benefits.

Under the Company's present accounting system, actual gross profit from merchandise sales can be determined only at the time of physical inventory, which is taken at the end of the fiscal year.  Gross profit from merchandise sales for the first, second and third quarters is estimated by the Company based upon recent historical gross profit experience and other appropriate factors.  Any variation between estimated and actual gross profit from merchandise sales for the first three quarters is reflected in the fourth quarter's results.



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

ITEM 11   EXECUTIVE COMPENSATION

     The material in the Proxy Statement under the caption "Executive Compensation" other than the material under the caption "Executive Compensation
- - Report of Compensation Committee of the Board of Directors on Executive Compensation" and "Executive Compensation - Performance Graph" is hereby incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The material in the Proxy Statement under the caption "Share Ownership of Certain Beneficial Owners and Management" is hereby incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The material in the Proxy Statement under the caption "Executive Compensation - Certain Relationships and Related Transactions" is hereby incorporated herein by reference.

                                    PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a).

1. The following consolidated financial statements of The Pep Boys - Manny, Moe & Jack are included in Item 8.

          Consolidated Balance Sheets - January 28, 1995
          and January 29, 1994

          Consolidated Statements of Earnings - Years ended January 28, 1995, January 29, 1994 and
          January 30, 1993

          Consolidated Statements of Stockholders' Equity -
          Years ended January 28, 1995, January 29, 1994
          and January 30, 1993

          Consolidated Statements of Cash Flows - Years ended January 28, 1995, January 29, 1994 and January 30, 1993

          Notes to Consolidated Financial Statements

2. The following consolidated financial statement schedule of The Pep Boys - Manny, Moe & Jack is included.


      Schedule II        Valuation and Qualifying
                         Accounts and Reserves


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

(3.2)     By-Laws, as amended                Incorporated by reference from
                                             the Registration Statement on
                                             Form S-3 (File No. 33-39225).


(4.1)     Indenture dated as of March 22,    Incorporated by reference from
          1991 between the Company and       the Registration Statement on
          Bank America Trust Company of      Form S-3 (File No. 33-39225).
          New York as Trustee, including
          Form of Debt Security

(4.2)     Indenture, dated as of August      Incorporated by reference from the
          31, 1994, between the Company      Registration Statement on Form S-3
          and First Fidelity Bank,           (File No. 33-55115) filed August,
          National Association as Trustee,   17, 1994.
          including Form of Debenture

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


(10.3)*   1984 Non-Qualified Stock Option    Incorporated by reference from
          Plan                               the Company's Form 10-K for the
                                             fiscal year ended February 2,
                                             1985.

(10.4)*   1985 Non-Qualified Stock Option    Incorporated by reference from
          Plan                               the Company's Form 10-K for the
                                             fiscal year ended February 2,
                                             1985.

(10.5)    Rights Agreement dated as of       Incorporated by reference from
          December 17, 1987 between the      the Company's Form 8-K dated
          Company and the Philadelphia       December 17, 1987.
          National Bank


(10.6)*   Directors' Deferred Compensation   Incorporated by reference from
          Plan, as amended                   the Company's Form 10-K for the
                                             fiscal year ended January 30,
                                             1988.

(10.7)*   Form of Employment Agreement, as   Incorporated by reference from
          amended, dated as of December 12,  the Company's Form 10-K for the
          1989                               fiscal year ended February 3,
                                             1990.

(10.8)    Loan Agreement dated as of         Incorporated by reference from
          June 28, 1988 related to 9.33%     the Company's Form 10-K for the
          Senior Notes due May 30, 1998      fiscal year ended January 28,
                                             1989.

(10.9)*   Amendment No. 1 to the 1985        Incorporated by reference from
          Non-Qualified Stock Option Plan    the Company's Form 10-K for the
                                             fiscal year ended January 28,
                                             1989.

(10.10)*  Amendment No. 1 to the 1982        Incorporated by reference from
          Incentive Stock Option Plan        the Company's Form 10-K for the
                                             fiscal year ended January 28,
                                             1989.

(10.11)   Amendment dated June 6, 1989       Incorporated by reference from
          to Rights Agreement dated as of    the Company's Report on Form 8
          December 17, 1987 between the      filed July 6, 1989.
          Company and the Philadelphia
          National Bank

(10.12)   Dividend Reinvestment and Stock    Incorporated by reference from
          Purchase Plan dated January 4,     the Registration Statement on
          1990                               Form S-3 (File No. 33-32857)
                                             filed January 5, 1990.

(10.13)   Credit Agreement dated as of       Incorporated by reference from
          June 16, 1989 between the          the Company's Form 10-K for the
          Company and the Chase Manhattan    fiscal year ended February 3,
          Bank (Agent)                       1990.

(10.14)*  Executive Supplemental Pension     Incorporated by reference from
          Plan amended and restated          the Company's Form 10-K for the
          effective January 1, 1988          fiscal year ended February 3,
                                             1990.

(10.15)*  1990 Stock Incentive Plan          Incorporated by reference from
                                             the Company's Form 10-Q for the
                                             quarter ended November 3, 1990.

(10.16)*  Amendment No. 1 to 1990 Stock      Incorporated by reference from
          Incentive Plan                     the Company's Form 10-K for the
                                             fiscal year ended February 1,
                                             1992.

(10.17)*  The Pep Boys - Manny, Moe &        Incorporated by reference from
          Jack Trust Agreement for the       the Company's Form 10-K for the
          Executive Supplemental Pension     fiscal year ended February 1,
          Plan and Certain Contingent        1992.
          Compensation Arrangements,
          dated as of February 13, 1992

(10.18)*  Amendment to the Executive         Incorporated by reference from
          Supplemental Pension Plan          the Company's Form 10-K for the
          (amended and restated effective    fiscal year ended February 1,
          January 1, 1988), dated as of      1992.
          February 13, 1992

(10.19)*  Consulting and Retirement          Incorporated by reference from
          Agreement by and between the       the Company's Form 10-K for the
          Company and Benjamin Strauss,      fiscal year ended February 1,
          dated as of February 2, 1992       1992.

(10.20)*  Amendment No. 2 to the 1982        Incorporated by reference from
          Incentive Stock Option Plan        the Company's Form 10-Q for the
                                             quarter ended October 31, 1992.

(10.21)*  Amendment No. 3 to the Non-        Incorporated by reference from
          Qualified Stock Option Plan        the Company's Form 10-Q for the
                                             quarter ended October 31, 1992.

(10.22)*  Amendment No. 2 to the 1990        Incorporated by reference from
          Stock Incentive Plan               the Company's Form 10-Q for the
                                             quarter ended October 31, 1992.

(10.23)*  President's Merit Award Program    Incorporated by reference from
          of the Company, as amended,        the Company's Form 10-K for the
          dated as of April 1, 1992          year ended January 30, 1993.

(10.24)   Flexible Employee Benefits Trust   Incorporated by reference from the
                                             Company's Form 8-K dated May 6,
                                             1994


(10.25)*  The Pep Boys- Manny, Moe & Jack
          Pension Plan, as amended, dated
          December 28, 1994

(10.26)*  The Pep Boys Savings Plan, as
          amended, dated December 28, 1994

(10.27)*  Executive Incentive Bonus Plan
          of the Company, as amended and
          restated as of March 30, 1994.

(11)      Computation of Earnings per Share

(12)      Computation of Ratio of Earnings
          to Fixed Charges

(21)      Subsidiaries of the Company

(23)      Independent Auditors' Consent

(27)      Financial Data Schedules



          (b) No Form 8-K was filed for the fourth quarter of the year ended January 28, 1995.


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



                                             THE PEP BOYS - MANNY, MOE & JACK
                                                  (Registrant)




Dated: April 27, 1995                        by:  /s/Michael J. Holden
                                                --------------------------
                                                Michael J. Holden
                                                Senior Vice President and
                                                Chief Financial Officer and
                                                Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                   CAPACITY                                DATE


/s/Mitchell G. Leibovitz    Chairman of the Board, President   April 24, 1995
- ------------------------    and Chief Executive Officer        ----------------
Mitchell G. Leibovitz       (Principal Executive Officer)


/s/Michael J. Holden        Senior Vice President - Chief      April  27, 1995
- ------------------------    Financial Officer & Treasurer      ----------------
Michael J. Holden           (Principal Financial and
                            Accounting Officer)


/s/Lennox K. Black          Director                           April 24, 1995
- ------------------------                                       ----------------
Lennox K. Black


/s/Pemberton Hutchinson     Director                           April  24, 1995
- ------------------------                                       ----------------
Pemberton Hutchinson

/s/Bernard J. Korman        Director                           April  24, 1995
- ------------------------                                       ----------------
Bernard J. Korman


/s/J. Richard Leaman, Jr.   Director                           April  25, 1995
- ------------------------                                       ----------------
J. Richard Leaman, Jr.

/s/Malcolmn D. Pryor        Director                           April  25, 1995
- ------------------------                                       ----------------
Malcolmn D. Pryor


/s/Lester Rosenfeld         Director                           April  24, 1995
- ------------------------                                       ----------------
Lester Rosenfeld


/s/Benjamin Strauss         Director                           April  25, 1995
- ------------------------                                       ----------------
Benjamin Strauss

/s/Myles H. Tanenbaum       Director                           April  25, 1995
- ------------------------                                       ----------------
Myles H. Tanenbaum


/s/David V. Wachs           Director                           April  25, 1995
- ------------------------                                       ----------------
David V. Wachs

FINANCIAL STATEMENT SCHEDULES FURNISHED PURSUANT TO THE REQUIREMENTS OF FORM
10-K

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES                                        SCHEDULE II - VALUATION AND QUALIFYING
                                                                                                            ACCOUNTS AND RESERVES

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
Descriptions                      Period            Expenses            Accounts        Deductions-*              Period
- ----------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year Ended January 28, 1995          $50                $114                 $ -                 $38                $126

- ----------------------------------------------------------------------------------------------------------------------------------

Year Ended January 29, 1994          $85                  $4                 $ -                 $39                 $50

- ----------------------------------------------------------------------------------------------------------------------------------

Year Ended January 30, 1993         $246                 $41                 $ -                $202                 $85

- ----------------------------------------------------------------------------------------------------------------------------------

*Uncollectible accounts written off.
/TABLE

INDEX TO EXHIBITS

   (10.25)  The Pep Boys- Manny, Moe & Jack Pension Plan

   (10.26)  The Pep Boys Savings Plan

   (10.27)  Executive Incentive Bonus Plan

   (11)     Computation of Earnings per Share

   (12)     Computation of Ratio of Earnings to Fixed Charges

   (21)     Subsidiaries of the Company

   (23)     Independent Auditors' Consent

   (27)     Financial Data Schedules