Form 10-Q
period 1995-04-29
PEP BOYS MANNY MOE & JACK
filed 1995-05-26
CIK 77449

                          UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 29, 1995

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


As of April 29, 1995 there were 61,559,559 shares of the registrant's Common Stock outstanding.

- -------------------------------------------------------------------
Index                                                         Page
- -------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            April 29, 1995 and January 28, 1995                 3

            Consolidated Statements of Earnings -
            Thirteen weeks ended April 29, 1995
            and April 30, 1994                                  4

            Condensed Consolidated Statements of
            Cash Flows - Thirteen weeks ended
            April 29, 1995 and April 30, 1994                   5

            Notes to Condensed Consolidated
            Financial Statements                                6

          Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                          7-9


PART II - OTHER INFORMATION                                    10
- ---------------------------

SIGNATURE                                                      11



- -------------------------------------------------------------------

                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                       (dollar amounts in thousands, except per share amounts)
                                                                  April 29, 1995      Jan. 28, 1995*
                                                                   -------------      --------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash.......................................................        $   16,359          $   11,748
   Accounts receivable, net...................................             3,389               3,804
   Merchandise inventories....................................           381,588             366,843
   Deferred income taxes......................................            12,000              12,000
   Other......................................................            11,723              16,914
                                                                   -------------       -------------
      Total Current Assets....................................           425,059             411,309

 Property and Equipment-at cost:
   Land.......................................................           227,743             215,623
   Building and improvements..................................           606,289             592,748
   Furniture, fixtures and equipment..........................           289,427             283,317
   Construction in progress...................................            20,569              13,287
                                                                    ------------       -------------
                                                                       1,144,028           1,104,975
   Less accumulated depreciation and amortization.............           255,355             243,065
                                                                   -------------       -------------
      Total Property and Equipment............................           888,673             861,910

 Other........................................................            16,733              17,800
                                                                   -------------       -------------
Total Assets..................................................        $1,330,465          $1,291,019
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Checks outstanding.........................................        $   31,681           $   8,422
   Accounts payable...........................................           113,149              91,742
   Accrued expenses...........................................            80,466              72,318
   Short-term borrowings......................................                 -              97,200
   Income taxes payable.......................................             7,786                   -
   Current maturities of long-term debt.......................           114,311              19,769
                                                                   -------------       -------------
      Total Current Liabilities...............................           347,393             289,451

 Long-Term Debt, less current maturities......................           264,755             294,537
 Deferred Income Taxes........................................            34,528              34,528
 Convertible Subordinated Notes...............................            86,250              86,250
 Commitments
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares - Issued and
    outstanding 61,559,559 and 61,501,679.....................            61,560              61,502
   Additional paid-in capital.................................           131,278             130,732
   Retained earnings..........................................           467,675             454,288
                                                                   -------------        ------------
                                                                         660,513             646,522
   Less:
     Treasury Stock, 100,000 shares, at cost..................             2,705                   -
     Shares held in benefits trust, 2,232,500 shares, at cost.            60,269              60,269
                                                                   -------------        ------------
      Total Stockholders' Equity..............................           597,539             586,253
                                                                   -------------        ------------
Total Liabilities and Stockholders' Equity....................        $1,330,465          $1,291,019
                                                                   =============        ============
 See notes to condensed consolidated financial statements.
*Taken from the audited financial statements at Jan. 28, 1995.
/TABLE

                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF EARNINGS
                       (dollar amounts in thousands, except per share amounts)
                                              UNAUDITED

                                                               Thirteen weeks ended
                                                         -------------------------------
                                                        April 29, 1995     April 30, 1994
                                                        --------------     ---------------
Merchandise Sales....................................        $307,549            $290,826
Service Revenue......................................          53,660              46,874
                                                         -------------       -------------
Total Revenues.......................................         361,209             337,700

Costs of Merchandise Sales...........................         217,261             208,223
Costs of Service Revenue.............................          43,561              38,950
                                                         -------------       -------------
Total Costs of Revenues..............................         260,822             247,173

Gross Profit from Merchandise Sales..................          90,288              82,603
Gross Profit from Service Revenue....................          10,099               7,924
                                                         -------------       -------------
Total Gross Profit...................................         100,387              90,527

Selling, General and Administrative Expenses.........          67,055              57,926
                                                         -------------       -------------
Operating Profit.....................................          33,332              32,601

Nonoperating Income..................................             456               1,099
Interest Expense.....................................           7,965               5,720
                                                         -------------       -------------
Earnings Before Income Taxes and Cumulative
 Effect of Change in Accounting Principle............          25,823              27,980

Income Taxes.........................................           9,619              10,423
                                                         -------------       -------------
Earnings Before Cumulative Effect of Change in
 Accounting Principle................................          16,204              17,557

Cumulative Effect of Change in Accounting Principle..               -              (4,300)
                                                          ------------       -------------
Net Earnings.........................................          16,204              13,257

Retained Earnings, beginning of year.................         454,288             388,653
Cash Dividends.......................................           2,817               2,512
                                                          ------------       -------------
Retained Earnings, end of period.....................        $467,675            $399,398
                                                          ============       =============
Earnings per Share Before Cumulative Effect
 of Change in Accounting Principle...................        $    .27            $    .29
Cumulative Effect of Change in Accounting Principle..               -                (.07)
                                                          ------------       -------------
Net Earnings per Share...............................        $    .27            $    .22
                                                          ============       =============
Cash Dividends per Share.............................        $  .0475             $  .0425
                                                          ============       =============

See notes to condensed consolidated financial statements.

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                             UNAUDITED
                                                                                      Thirteen weeks ended
                                                                             ---------------------------------
                                                                            April 29, 1995      April 30, 1994
                                                                            --------------      --------------
     Net Cash Provided by Operating Activities.......................           $  81,157              $3,150

Cash Flows from Investing Activities:
     Capital expenditures............................................             (39,211)            (30,032)
     Other, net......................................................                  23                  25
                                                                              ------------        ------------
     Net Cash Used in Investing Activities...........................             (39,188)            (30,007)

Cash Flows from Financing Activities:
     Net (payments) borrowings under line of credit agreements.......             (18,800)             60,100
     Reduction of long-term debt.....................................             (13,640)               (124)
     Dividends paid..................................................              (2,817)             (2,512)
     Acquisition of treasury stock...................................              (2,705)            (28,339)
     Proceeds from exercise of stock options
       and dividend reinvestment plan................................                 604               1,788
                                                                              ------------         -----------
     Net Cash (Used in) Provided by Financing Activities.............             (37,358)             30,913
                                                                              ------------         -----------
Net Increase in Cash.................................................               4,611               4,056

Cash at Beginning of Year............................................              11,748              12,050
                                                                              ------------         -----------
Cash at End of Period................................................            $ 16,359            $ 16,106
                                                                              ============         ===========

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of April 29, 1995, the consolidated statements of earnings for the thirteen week periods ended April 29, 1995 and April 30, 1994 and the condensed consolidated statements of cash flows for the thirteen week periods ended April 29, 1995 and April 30, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 29, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 28, 1995 annual report to shareholders. The results of operations for the thirteen week period ended April 29, 1995 are not necessarily indicative of the operating results for the full year.


NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, inventories would have been approximately $15,319,000 higher at April 29, 1995 and January 28, 1995.

                                        THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            THIRTEEN WEEKS ENDED April 29, 1995

Results of Operation -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
- ------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                    April 29, 1995     April 30, 1994        Fiscal 1995 vs.
                                                         (Fiscal 1995)       (Fiscal 1994)         Fiscal 1994
- ------------------------------------------------------  --------------       -------------     -----------------
Merchandise Sales.....................................         85.1%               86.1%                5.8%
Service Revenue (1)...................................         14.9                13.9                14.5
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                 7.0

Costs of Merchandise Sales (2)........................         70.6 (3)            71.6 (3)             4.3
Costs of Service Revenue (2)..........................         81.2 (3)            83.1 (3)            11.8
                                                              ------              ------              ------
Total Costs of Revenues...............................         72.2                73.2                 5.5

Gross Profit from Merchandise Sales...................         29.4 (3)            28.4 (3)             9.3
Gross Profit from Service Revenue.....................         18.8 (3)            16.9 (3)            27.4
                                                              ------              ------              ------
Total Gross Profit....................................         27.8                26.8                10.9

Selling, General and Administrative Expenses..........         18.6                17.1                15.8
                                                              ------              ------              ------
Operating Profit......................................          9.2                 9.7                 2.2

Nonoperating Income...................................           .1                  .3               (58.5)
Interest Expense......................................          2.2                 1.7                39.2
                                                              ------              ------              ------
Earnings Before Income Taxes and Cumulative Effect
 of Change in Accounting Principle....................          7.1                 8.3                (7.7)

Income Taxes..........................................         37.2 (4)            37.3 (4)            (7.7)
                                                              ------              ------              ------
Earnings Before Cumulative Effect
 of Change in Accounting Principle....................          4.5                 5.2                (7.7)

Cumulative Effect of Change in Accounting Principle...          -                  (1.3)                -
                                                              ------              ------              ------
Net Earnings..........................................          4.5                 3.9                22.2
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

Thirteen Weeks Ended April 29, 1995 vs. Thirteen Weeks Ended April 30, 1994
- ------------------------------------------------------------------------

Total revenues for the first quarter increased 7% due to a higher store count (436 at April 29, 1995 compared with 387 at April 30, 1994) while comparable store revenues (revenues generated by stores in operation during the same months of each period) decreased 2%. Comparable store merchandise sales decreased 3% while comparable service revenue increased 3%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to higher merchandise margins offset, in part, by an increase in store occupancy costs.

Gross profit from service revenue increased, as a percentage of service revenue, due primarily to a decrease in service employee benefits costs.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to higher store expenses.


Nonoperating income consisted of the following:
  (in thousands)
                                       1995              1994
                                       ------           ------
  Rental revenue                       $  378           $  328
  Investment income                        44              474
  Other income                             34              297
                                       ------           ------
  Total                                $  456           $1,099
                                       ======           ======

The 39% increase in interest expense was due primarily to higher debt levels coupled with higher interest rates.

The 8% decrease in earnings before the cumulative effect of a change in accounting principle in 1995 as compared with 1994, was due primarily to a decrease in comparable store sales coupled with increases, as a percentage of total revenues, in selling, general and administrative expenses and interest expense offset, in part, by increases in gross profit from merchandise sales and gross profit from service revenue, as a percentage of related sales and revenues.

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

LIQUIDITY AND CAPITAL RESOURCES - April 29, 1995
- ----------------------------------------------

The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. During the first quarter of 1995, the Company invested $39,211,000 in property and equipment while net inventory (the increase in inventory less the net change in checks outstanding and accounts payable) decreased $29,921,000. Working capital decreased from $121,858,000 at January 28, 1995 to $77,666,000 at April 29, 1995. At April 29, 1995 the
Company had stockholders' equity of $597,539,000 and long-term debt of $351,005,000. The Company's long-term debt was 37% of its total capitalization at April 29, 1995 and 39% at January 28, 1995.

The Company plans to open approximately 71 new stores during the balance of the current fiscal year. Management estimates that the cost of this expansion, coupled with expenditures in existing stores, warehouses and offices will be approximately $161,000,000. Funds required to finance the store expansion including related inventory requirements are expected to come primarily from operating activities with the remainder provided by unused lines of credit which totalled $140,600,000 at April 29, 1995, or from accessing traditional lending sources which may include the public capital markets.

During the thirteen weeks ended April 29, 1995 the Company amended and restated a revolving credit agreement it had with several major banks to increase the amount of borrowings provided from up to $100,000,000 to up to $200,000,000. Funds may be drawn and repaid anytime prior to April 21, 2000. At the Company's option, the interest rate on any loan may be based on the prime rate, a "LIBOR-based" rate or a negotiated rate based on market conditions.

PART II - OTHER INFORMATION
- ---------------------------

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits

                 (10.13) Credit Agreement amended and restated as of April 21, 1995 between the Company and Chase Manhattan Bank (Agent)

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

Date: May 25, 1995                      By: /s/ Michael J. Holden
      -----------------------            -------------------------

                                                 Michael J. Holden
                                           Senior Vice President &
                             Chief Financial Officer and Treasurer

INDEX TO EXHIBITS
- -----------------

  (10.13) Credit Agreement
  (11)    Computations of Earnings Per Share
  (27)    Financial Data Schedule