Form 10-Q
period 1995-07-29
PEP BOYS MANNY MOE & JACK
filed 1995-08-31
CIK 77449

                          UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended July 29, 1995

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


As of July 29, 1995 there were 62,001,488 shares of the registrant's Common Stock outstanding.

- -------------------------------------------------------------------
Index                                                         Page
- -------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            July 29, 1995 and January 28, 1995                  3

            Consolidated Statements of Earnings -
            Thirteen and Twenty-six weeks ended
            July 29, 1995 and July 30, 1994                     4

            Condensed Consolidated Statements of
            Cash Flows - Twenty-six weeks ended
            July 29, 1995 and July 30, 1994                     5

            Notes to Condensed Consolidated
            Financial Statements                                6

          Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                         7-11


PART II - OTHER INFORMATION                                    12
- ---------------------------

SIGNATURE                                                      13



- -------------------------------------------------------------------

                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                       (dollar amounts in thousands, except per share amounts)
                                                                   July 29, 1995      Jan. 28, 1995*
                                                                   -------------      --------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash.......................................................         $  17,882          $   11,748
   Accounts receivable, net...................................             3,467               3,804
   Merchandise inventories....................................           378,371             366,843
   Deferred income taxes......................................            12,000              12,000
   Other......................................................            10,474              16,914
                                                                   -------------       -------------
      Total Current Assets....................................           422,194             411,309

 Property and Equipment - at cost
   Land.......................................................           232,116             215,623
   Building and improvements..................................           629,092             592,748
   Furniture, fixtures and equipment..........................           304,089             283,317
   Construction in progress...................................            24,564              13,287
                                                                    ------------       -------------
                                                                       1,189,861           1,104,975
   Less accumulated depreciation and amortization.............           267,491             243,065
                                                                   -------------       -------------
      Total Property and Equipment............................           922,370             861,910

 Other........................................................            19,064              17,800
                                                                   -------------       -------------
Total Assets..................................................        $1,363,628          $1,291,019
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Checks outstanding.........................................        $   25,860          $    8,422
   Accounts payable...........................................           110,745              91,742
   Accrued expenses...........................................            89,426              72,318
   Short-term borrowings......................................                 -              97,200
   Income taxes payable.......................................             9,605                   -
   Current maturities of long-term debt.......................           108,201              19,769
                                                                   -------------       -------------
      Total Current Liabilities...............................           343,837             289,451

 Long-Term Debt, less current maturities......................           273,362             294,537
 Deferred Income Taxes........................................            34,528              34,528
 Convertible Subordinated Notes...............................            86,250              86,250
 Commitments
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares - Issued and
    outstanding 62,001,488 and 61,501,679.....................            62,001              61,502
   Additional paid-in capital.................................           133,955             130,732
   Retained earnings..........................................           489,964             454,288
                                                                   -------------        ------------
                                                                         685,920             646,522
   Less:
     Shares held in benefits trust, 2,232,500 shares, at cost.            60,269              60,269
                                                                   -------------        ------------
      Total Stockholders' Equity..............................           625,651             586,253
                                                                   -------------        ------------
Total Liabilities and Stockholders' Equity....................        $1,363,628          $1,291,019
                                                                   =============        ============

 See notes to condensed consolidated financial statements.
*Taken from the audited financial statements at Jan. 28, 1995.
/TABLE

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF EARNINGS
                                      (dollar amounts in thousands, except per share amounts)
                                                             UNAUDITED

                                                            Thirteen weeks ended                       Twenty-six weeks ended
                                                         ---------------------------------       ---------------------------------
                                                         July 29, 1995      July 30, 1994        July 29, 1995       July 30, 1994
                                                         -------------     ---------------       -------------       -------------
Merchandise Sales....................................        $ 349,567           $ 319,775          $ 657,116           $ 610,601
Service Revenue......................................           61,271              50,620            114,931              97,494
                                                         -------------       -------------       -------------       -------------
Total Revenues.......................................          410,838             370,395            772,047             708,095

Costs of Merchandise Sales...........................          242,825             226,640            460,086             434,863
Costs of Service Revenue.............................           48,270              40,870             91,831              79,820
                                                         -------------       -------------       -------------       -------------
Total Costs of Revenues..............................          291,095             267,510            551,917             514,683

Gross Profit from Merchandise Sales..................          106,742              93,135            197,030             175,738
Gross Profit from Service Revenue....................           13,001               9,750             23,100              17,674
                                                         -------------       -------------       -------------       -------------
Total Gross Profit...................................          119,743             102,885            220,130             193,412

Selling, General and Administrative Expenses.........           72,503              60,437            139,558             118,363
                                                         -------------       -------------       -------------       -------------
Operating Profit.....................................           47,240              42,448             80,572              75,049

Nonoperating Income..................................              692               1,086              1,148               2,185
Interest Expense.....................................            7,718               6,056             15,683              11,776
                                                         -------------       -------------       -------------        ------------
Earnings Before Income Taxes and Cumulative
 Effect of Change in Accounting Principle............           40,214              37,478             66,037              65,458

Income Taxes.........................................           14,980              13,960             24,599              24,383
                                                         -------------       -------------       -------------        ------------
Earnings Before Cumulative Effect of Change in
 Accounting Principle................................           25,234              23,518             41,438              41,075

Cumulative Effect of Change in Accounting Principle..                -                   -                  -              (4,300)
                                                          ------------       -------------        ------------       -------------
Net Earnings.........................................           25,234              23,518             41,438              36,775

Retained Earnings, beginning of period...............          467,675             399,398            454,288             388,653
Cash Dividends.......................................            2,945               2,607              5,762               5,119
                                                          ------------       -------------        ------------       -------------
Retained Earnings, end of period.....................        $ 489,964           $ 420,309          $ 489,964           $ 420,309
                                                          ============       =============        ============       =============
Earnings per Share Before Cumulative Effect
 of Change in Accounting Principle...................        $     .41           $     .39          $     .68           $     .68
Cumulative Effect of Change in Accounting Principle..                -                   -                  -                (.07)
                                                          ------------       -------------        ------------       -------------
Net Earnings per Share...............................        $     .41           $     .39          $     .68           $     .61
                                                          ============       =============        ============       =============
Cash Dividends per Share.............................        $   .0475           $   .0425          $    .095           $    .085
                                                          ============       =============        ============       =============

See notes to condensed consolidated financial statements.

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                             UNAUDITED
                                                                                    Twenty-six weeks ended
                                                                             ---------------------------------
                                                                             July 29, 1995       July 30, 1994
                                                                             -------------       -------------
     Net Cash Provided by Operating Activities.......................           $ 125,162            $ 21,985

Cash Flows from Investing Activities:
     Capital expenditures............................................             (86,074)            (71,245)
     Other, net......................................................                  37                  41
                                                                              ------------        ------------
     Net Cash Used in Investing Activities...........................             (86,037)            (71,204)

Cash Flows from Financing Activities:
     Net (payments) borrowings under line of credit agreements.......            (110,200)             93,200
     Net proceeds from issuance of notes.............................              98,992                   -
     Reduction of long-term debt.....................................             (19,743)             (7,882)
     Dividends paid..................................................              (5,762)             (5,119)
     Proceeds from exercise of stock options
       and dividend reinvestment plan................................               3,722               3,708
     Acquisition of treasury stock...................................                   -             (29,946)
                                                                              ------------         -----------
     Net Cash (Used in) Provided by Financing Activities.............             (32,991)             53,961
                                                                              ------------         -----------
Net Increase in Cash.................................................               6,134               4,742

Cash at Beginning of Year............................................              11,748              12,050
                                                                              ------------         -----------
Cash at End of Period................................................           $  17,882            $ 16,792
                                                                              ============         ===========

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of July 29, 1995, the consolidated statements of earnings for the thirteen and twenty-six week periods ended July 29, 1995 and July 30, 1994 and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 29, 1995 and July 30, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments ) necessary to present fairly the financial position, results of operations and cash flows at July 29, 1995 and for all periods presented have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 28, 1995 annual report to shareholders. The results of operations for the thirteen and twenty-six week periods ended July 29, 1995 are not necessarily indicative of the operating results for the full year.


NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, inventories would have been approximately $15,319,000 higher at July 29, 1995 and January 28, 1995.

                                        THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            THIRTEEN WEEKS ENDED JULY 29, 1995

Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
- ------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                     July 29, 1995      July 30, 1994        Fiscal 1995 vs.
                                                         (Fiscal 1995)       (Fiscal 1994)         Fiscal 1994
- ------------------------------------------------------  --------------       -------------     -----------------
Merchandise Sales.....................................         85.1%               86.3%                9.3%
Service Revenue (1)...................................         14.9                13.7                21.0
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                10.9

Costs of Merchandise Sales (2)........................         69.5 (3)            70.9 (3)             7.1
Costs of Service Revenue (2)..........................         78.8 (3)            80.7 (3)            18.1
                                                              ------              ------              ------
Total Costs of Revenues...............................         70.9                72.2                 8.8

Gross Profit from Merchandise Sales...................         30.5 (3)            29.1 (3)            14.6
Gross Profit from Service Revenue.....................         21.2 (3)            19.3 (3)            33.3
                                                              ------              ------              ------
Total Gross Profit....................................         29.1                27.8                16.4

Selling, General and Administrative Expenses..........         17.6                16.3                20.0
                                                              ------              ------              ------
Operating Profit......................................         11.5                11.5                11.3

Nonoperating Income...................................           .2                  .3               (36.3)
Interest Expense......................................          1.9                 1.6                27.4
                                                              ------              ------              ------
Earnings Before Income Taxes and Cumulative Effect
 of Change in Accounting Principle....................          9.8                10.2                 7.3

Income Taxes..........................................         37.3 (4)            37.2 (4)             7.3
                                                              ------              ------              ------
Earnings Before Cumulative Effect
 of Change in Accounting Principle....................          6.1                 6.3                 7.3

Cumulative Effect of Change in Accounting Principle...          -                   -                   -
                                                              ------              ------              ------
Net Earnings..........................................          6.1                 6.3                 7.3
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

Thirteen Weeks Ended July 29, 1995 vs. Thirteen Weeks Ended July 30, 1994
- ------------------------------------------------------------------------

Total revenues for the second quarter increased 11% due to a higher store count (453 at July 29, 1995 compared with 395 at July 30, 1994) coupled with a 1% increase in comparable store revenues (revenues generated by stores in operation during the same months of each period). Comparable store merchandise sales decreased 1% while comparable service revenue increased 9%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to higher merchandise margins offset, in part, by an increase in store occupancy costs.

Gross profit from service revenue increased, as a percentage of service revenue, due primarily to lower service employee benefits costs.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to an increase in store expenses.

Nonoperating income consisted of the following:
  (in thousands)
                                       1995              1994
                                       ------           ------
  Rental revenue                       $  632           $  319
  Investment income                        33              226
  Other income                             27              541
                                       ------           ------
  Total                                $  692           $1,086
                                       ======           ======

The 27% increase in interest expense was due primarily to higher debt levels coupled with higher interest rates.

The 7% increase in net earnings before the cumulative effect of a change in accounting principle in 1995 as compared with 1994, was due primarily to increases in gross profit from merchandise sales and gross profit from service revenue, as a percentage of related sales and revenues, offset, in part, by an increase in selling, general and administrative expenses, as a percentage of total revenues, and higher interest expense.

                                        THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            TWENTY-SIX WEEKS ENDED JULY 29, 1995

Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
- ------------------------------------------------------  ----------------------------------     -----------------
Twenty-six weeks ended                                   July 29, 1995      July 30, 1994        Fiscal 1995 vs.
                                                         (Fiscal 1995)       (Fiscal 1994)         Fiscal 1994
- ------------------------------------------------------  --------------       -------------     -----------------
Merchandise Sales.....................................         85.1%               86.2%                7.6%
Service Revenue (1)...................................         14.9                13.8                17.9
                                                             -------             -------             -------
Total Revenues........................................        100.0               100.0                 9.0

Costs of Merchandise Sales (2)........................         70.0 (3)            71.2 (3)             5.8
Costs of Service Revenue (2)..........................         79.9 (3)            81.9 (3)            15.0
                                                              ------              ------              ------
Total Costs of Revenues...............................         71.5                72.7                 7.2

Gross Profit from Merchandise Sales...................         30.0 (3)            28.8 (3)            12.1
Gross Profit from Service Revenue.....................         20.1 (3)            18.1 (3)            30.7
                                                              ------              ------              ------
Total Gross Profit....................................         28.5                27.3                13.8

Selling, General and Administrative Expenses..........         18.1                16.7                17.9
                                                              ------              ------              ------
Operating Profit......................................         10.4                10.6                 7.4

Nonoperating Income...................................           .1                  .3               (47.5)
Interest Expense......................................          2.0                 1.7                33.2
                                                              ------              ------              ------
Earnings Before Income Taxes and Cumulative Effect
 of Change in Accounting Principle....................          8.5                 9.2                  .9

Income Taxes..........................................         37.3 (4)            37.2 (4)              .9
                                                              ------              ------              ------
Earnings Before Cumulative Effect
 of Change in Accounting Principle....................          5.4                 5.8                  .9

Cumulative Effect of Change in Accounting Principle...          -                   (.6)                -
                                                              ------              ------              ------
Net Earnings..........................................          5.4                 5.2                12.7
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

Twenty-six Weeks Ended July 29, 1995 vs. Twenty-six Weeks Ended July 30, 1994
- -----------------------------------------------------------------------------

Total revenues for the first half increased 9% due to a higher store count (453 at July 29, 1995 compared with 395 at July 30, 1994) while comparable store revenues decreased 1%. Comparable store merchandise sales decreased 2% while comparable service revenue increased 6%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to higher merchandise margins offset, in part, by an increase in store occupancy costs.

Gross profit from service revenue increased, as a percentage of service revenue, due primarily to a decrease in service employee benefits costs.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to increases in store expenses, general office expenses and media costs.


Nonoperating income consisted of the following:
  (in thousands)
                                       1995              1994
                                       ------           ------
  Rental revenue                       $1,010           $  647
  Investment income                        77              700
  Other income                             61              838
                                       ------           ------
  Total                                $1,148           $2,185
                                       ======           ======

The 33% increase in interest expense was due primarily to higher debt levels coupled with higher interest rates.

The 1% increase in earnings before the cumulative effect of a change in accounting principle in 1995 as compared with 1994, was due primarily to increases in gross profit from merchandise sales and gross profit from service revenue, as a percentage of related sales and revenues, offset, in part, by increases in selling, general and administrative expenses and interest expense.

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

LIQUIDITY AND CAPITAL RESOURCES - July 29, 1995
- ----------------------------------------------

The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. During the first twenty-six weeks of 1995, the Company invested $86,074,000 in property and equipment while net inventory (the increase in inventory less the net change in checks outstanding and accounts payable) decreased $24,913,000. Working capital decreased from $121,858,000 at January 28, 1995 to $78,357,000 at July 29, 1995. At July 29, 1995 the Company had
stockholders' equity of $625,651,000 and long-term debt of $359,612,000. The Company's long-term debt was 36% of its total capitalization at July 29, 1995 and 39% at January 28, 1995.

The Company plans to open approximately 54 new stores during the balance of the current fiscal year. Management estimates that the cost of this expansion, coupled with expenditures in existing stores, warehouses and offices will be approximately $114,000,000. Funds required to finance the store expansion including related inventory requirements are expected to come primarily from operating activities with the remainder provided by unused lines of credit which totalled $247,000,000 at July 29, 1995, or from accessing traditional lending sources such as the public capital markets.

On June 12, 1995 the Company sold $100,000,000 of 7% notes due June 1, 2005. Proceeds were used to repay portions of the Company's long-term variable-rate bank debt, and for general corporate purposes.

PART II - OTHER INFORMATION
- ---------------------------

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          An annual meeting of shareholders was held on May 31, 1995, The shareholders approved the election of directors shown below.

          Directors Elected at Annual Meeting of Shareholders
          ---------------------------------------------------
          Malcolmn D. Pryor             Chairman of the Board;
                                         Pryor, McClendon, Counts & Co., Inc.
          Benjamin Strauss              Consultant to Pep Boys
          Myles H. Tanenbaum            President; Arbor Property Trust
          David V. Wachs                Chairman of the Board & CEO;
                                         Charming Shoppes, Inc.

          .................................................................

          Directors whose term of office continued after the Annual Meeting of Shareholders
          -----------------------------------------------------------------
          Mitchell G. Leibovitz         Chairman of the Board & CEO; Pep Boys
          Lennox K. Black               Chairman of the Board & CEO;
                                         Teleflex Incorporated
                                         Chairman of the Board & CEO;
                                         Penn Virginia Corporation
          Lester Rosenfeld              Private Investor
          Pemberton Hutchinson          Chairman of the Board;
                                         Westmoreland Coal Company
          Bernard J. Korman             President & CEO; MEDIQ, Incorporated
          J. Richard Leaman, Jr.        President & CEO; S.D. Warren Company


          ...................................................................

          The shareholders approved the appointment of the independent auditors Deloitte & Touche, LLP with 45,354,012 affirmative votes, 119,576 negative votes and 149,373 abstentions.


          The shareholders approved an amendment to the Company's 1990 Stock Incentive Plan with 38,888,846 affirmative votes, 6,566,985 negative votes and 167,126 abstentions.


          The shareholders approved an amendment to the Company's Bonus Compensation Plan with 43,949,026 affirmative votes, 1,450,924 negative votes and 223,009 abstentions.


          The shareholders did not approve a shareholder proposal to recommend that management seek rewards other than stock options or stock appreciation rights with 1,681,865 affirmative votes, 36,894,605 negative votes and 1,294,950 abstentions.


Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (10.1)  Amendment to the Company's Bonus Compensation Plan

               (11)    Statement Re: Computation of Earnings Per Share

               (27)    Financial Data Schedules


         (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.

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

Date: August 31, 1995                    By: /s/ Michael J. Holden
      -----------------------            -------------------------

                                                 Michael J. Holden
                                           Senior Vice President &
                             Chief Financial Officer and Treasurer

INDEX TO EXHIBITS
- -----------------
  (10.1)  Amendment to the Company's Bonus Compensation Plan

  (11)    Computations of Earnings Per Share

  (27)    Financial Data Schedule