Form 10-Q
period 1995-10-28
PEP BOYS MANNY MOE & JACK
filed 1995-12-12
CIK 77449

                          UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended October 28, 1995

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


As of October 28, 1995 there were 62,046,289 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------
Index                                                         Page
-------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            October 28, 1995 and January 28, 1995               3

            Consolidated Statements of Earnings -
            Thirteen and Thirty-nine weeks ended
            October 28, 1995 and October 29, 1994               4

            Condensed Consolidated Statements of
            Cash Flows - Thirty-nine weeks ended
            October 28, 1995 and October 29, 1994               5

            Notes to Condensed Consolidated
            Financial Statements                                6

          Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                         7-11


PART II - OTHER INFORMATION                                    12
---------------------------

SIGNATURE                                                      13



-------------------------------------------------------------------

                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                       (dollar amounts in thousands, except per share amounts)
                                                                   Oct. 28, 1995      Jan. 28, 1995*
                                                                   -------------      --------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash........................................................       $   17,054          $   11,748
   Accounts receivable, net....................................            2,956               3,804
   Merchandise inventories.....................................          374,159             366,843
   Deferred income taxes.......................................           12,000              12,000
   Other.......................................................           12,031              16,914
                                                                   -------------       -------------
      Total Current Assets.....................................          418,200             411,309

 Property and Equipment - at cost
   Land........................................................          235,315             215,623
   Building and improvements...................................          656,376             592,748
   Furniture, fixtures and equipment...........................          323,077             283,317
   Construction in progress....................................           21,047              13,287
                                                                    ------------       -------------
                                                                       1,235,815           1,104,975
   Less accumulated depreciation and amortization..............          280,185             243,065
                                                                   -------------       -------------
      Total Property and Equipment.............................          955,630             861,910

 Other.........................................................           19,483              17,800
                                                                   -------------       -------------
Total Assets...................................................       $1,393,313          $1,291,019
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Checks outstanding..........................................       $   25,492          $    8,422
   Accounts payable............................................           96,891              91,742
   Accrued expenses............................................           94,307              72,318
   Short-term borrowings.......................................                -              97,200
   Income taxes payable........................................            8,194                   -
   Current maturities of long-term debt........................          108,203              19,769
                                                                   -------------       -------------
      Total Current Liabilities................................          333,087             289,451

 Long-Term Debt, less current maturities.......................          294,328             294,537
 Deferred Income Taxes.........................................           34,528              34,528
 Convertible Subordinated Notes................................           86,250              86,250
 Commitments
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares - Issued and
    outstanding 62,046,289 and 61,501,679......................           62,046              61,502
   Additional paid-in capital..................................          134,678             130,732
   Retained earnings...........................................          508,665             454,288
                                                                   -------------        ------------
                                                                         705,389             646,522
   Less:
   Cost of shares in benefits trust, 2,232,500 shares, at cost.           60,269              60,269
                                                                   -------------        ------------
      Total Stockholders' Equity...............................          645,120             586,253
                                                                   -------------        ------------
Total Liabilities and Stockholders' Equity.....................       $1,393,313          $1,291,019
                                                                   =============        ============

 See notes to condensed consolidated financial statements.
*Taken from the audited financial statements at Jan. 28, 1995.
/TABLE

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF EARNINGS
                                      (dollar amounts in thousands, except per share amounts)
                                                             UNAUDITED

                                                            Thirteen weeks ended                       Thirty-nine weeks ended
                                                         ---------------------------------       ---------------------------------
                                                         Oct. 28, 1995      Oct. 29, 1994        Oct. 28, 1995       Oct. 29, 1994
                                                         -------------     ---------------       -------------       -------------
Merchandise Sales....................................         $350,473          $  314,194         $1,007,589          $  924,795
Service Revenue......................................           61,314              49,035            176,245             146,529
                                                         -------------       -------------       -------------       -------------
Total Revenues.......................................          411,787             363,229          1,183,834           1,071,324

Costs of Merchandise Sales...........................          245,826             221,998            705,912             656,861
Costs of Service Revenue.............................           49,987              41,036            141,818             120,856
                                                         -------------       -------------       -------------       -------------
Total Costs of Revenues..............................          295,813             263,034            847,730             777,717

Gross Profit from Merchandise Sales..................          104,647              92,196            301,677             267,934
Gross Profit from Service Revenue....................           11,327               7,999             34,427              25,673
                                                         -------------       -------------       -------------       -------------
Total Gross Profit...................................          115,974             100,195            336,104             293,607

Selling, General and Administrative Expenses.........           74,512              61,884            214,070             180,247
                                                         -------------       -------------       -------------       -------------
Operating Profit.....................................           41,462              38,311            122,034             113,360

Nonoperating Income..................................              457                 839              1,605               3,024
Interest Expense.....................................            7,758               6,257             23,441              18,033
                                                         -------------       -------------       -------------        ------------
Earnings Before Income Taxes and Cumulative
 Effect of Change in Accounting Principle............           34,161              32,893            100,198              98,351

Income Taxes.........................................           12,725              12,253             37,324              36,636
                                                         -------------       -------------       -------------        ------------
Earnings Before Cumulative Effect of Change in
 Accounting Principle................................           21,436              20,640             62,874              61,715

Cumulative Effect of Change in Accounting Principle..                -                   -                  -              (4,300)
                                                          ------------       -------------        ------------       -------------
Net Earnings.........................................           21,436              20,640             62,874              57,415

Retained Earnings, beginning of period...............          489,964             420,309            454,288             388,653
Cash Dividends.......................................            2,735               2,435              8,497               7,554
                                                          ------------       -------------        ------------       -------------
Retained Earnings, end of period.....................        $ 508,665           $ 438,514         $  508,665          $  438,514
                                                          ============       =============        ============       =============
Earnings per Share Before Cumulative Effect
 of Change in Accounting Principle...................        $     .35           $     .34         $     1.03          $     1.02
Cumulative Effect of Change in Accounting Principle..                -                   -                  -                (.07)
                                                          ------------       -------------        ------------       -------------
Net Earnings per Share...............................        $     .35           $     .34         $     1.03          $      .95
                                                          ============       =============        ============       =============
Cash Dividends per Share.............................        $   .0475           $   .0425         $    .1425          $    .1275
                                                          ============       =============        ============       =============

See notes to condensed consolidated financial statements.

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                             UNAUDITED
                                                                                   Thirty-nine weeks ended
                                                                             ---------------------------------
                                                                             Oct. 28, 1995       Oct. 29, 1994
                                                                             -------------       -------------
     Net Cash Provided by Operating Activities.......................           $ 152,135           $  34,076

Cash Flows from Investing Activities:
     Capital expenditures............................................            (132,933)           (122,601)
     Other, net......................................................                  94                 303
                                                                              ------------        ------------
     Net Cash Used in Investing Activities...........................            (132,839)           (122,298)

Cash Flows from Financing Activities:
     Net (payments) borrowings under line of credit agreements.......             (89,200)             58,300
     Net proceeds from issuance of notes.............................              98,992              85,387
     Reduction of long-term debt.....................................             (19,775)            (17,261)
     Dividends paid..................................................              (8,497)             (7,554)
     Proceeds from exercise of stock options
       and dividend reinvestment plan................................               4,490               5,166
     Common shares purchased for employee benefits trust.............                   -             (33,476)
                                                                              ------------         -----------
     Net Cash (Used in) Provided by Financing Activities.............             (13,990)             90,562
                                                                              ------------         -----------
Net Increase in Cash.................................................               5,306               2,340

Cash at Beginning of Year............................................              11,748              12,050
                                                                              ------------         -----------
Cash at End of Period................................................           $  17,054           $  14,390
                                                                              ============         ===========

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of October 28, 1995, the consolidated statements of earnings for the thirteen and thirty-nine week periods ended October 28, 1995 and October 29, 1994 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 28, 1995 and October 29, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments ) necessary to present fairly the financial position, results of operations and cash flows at October 28, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 28, 1995 annual report to shareholders. The results of operations for the thirteen and thirty-nine week periods ended October 28, 1995 are not necessarily indicative of the operating results for the full year.


NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, inventories would have been approximately $14,319,000 and $15,319,000 higher at October 28, 1995 and January 28, 1995, respectively.

                                        THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            THIRTEEN WEEKS ENDED OCTOBER 28, 1995

Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                     Oct. 28, 1995      Oct. 29, 1994        Fiscal 1995 vs.
                                                         (Fiscal 1995)       (Fiscal 1994)         Fiscal 1994
------------------------------------------------------  --------------       -------------     -----------------
Merchandise Sales.....................................         85.1%               86.5%               11.5%
Service Revenue (1)...................................         14.9                13.5                25.0
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                13.4

Costs of Merchandise Sales (2)........................         70.1 (3)            70.7 (3)            10.7
Costs of Service Revenue (2)..........................         81.5 (3)            83.7 (3)            21.8
                                                              ------              ------              ------
Total Costs of Revenues...............................         71.8                72.4                12.5

Gross Profit from Merchandise Sales...................         29.9 (3)            29.3 (3)            13.5
Gross Profit from Service Revenue.....................         18.5 (3)            16.3 (3)            41.6
                                                              ------              ------              ------
Total Gross Profit....................................         28.2                27.6                15.8

Selling, General and Administrative Expenses..........         18.1                17.1                20.4
                                                              ------              ------              ------
Operating Profit......................................         10.1                10.5                 8.2

Nonoperating Income...................................           .1                  .3               (45.5)
Interest Expense......................................          1.9                 1.7                24.0
                                                              ------              ------              ------
Earnings Before Income Taxes .........................          8.3                 9.1                 3.9

Income Taxes..........................................         37.3 (4)            37.3 (4)             3.9
                                                              ------              ------              ------
Net Earnings..........................................          5.2                 5.7                 3.9
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

Thirteen Weeks Ended October 28, 1995 vs. Thirteen Weeks Ended October 29,
1994
------------------------------------------------------------------------

Total revenues for the third quarter increased 13% due to a higher store count (472 at October 28, 1995 compared with 408 at October 29, 1994). Comparable store revenues (revenues generated by stores in operation during the same months of each period) were unchanged. Comparable store merchandise sales decreased 2% while comparable service revenue increased 9%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to higher merchandise margins offset, in part, by an increase in store occupancy costs.

Gross profit from service revenue increased, as a percentage of service revenue, due primarily to decreases in service center personnel and occupancy costs.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to an increase in store expenses.

Nonoperating income consisted of the following:
  (in thousands)
                                       1995              1994
                                       ------           ------
  Rental revenue                       $  358           $  306
  Investment income                        79               34
  Other income                             20              499
                                       ------           ------
  Total                                $  457           $  839
                                       ======           ======

The 24% increase in interest expense was due primarily to higher debt levels coupled with higher interest rates.

The 4% increase in net earnings in 1995 as compared with 1994, was due primarily to increases in gross profit from merchandise sales and gross profit from service revenue, as a percentage of related sales and revenues, offset, in part, by an increase in selling, general and administrative expenses, as a percentage of total revenues, and higher interest expense.

                                        THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            THIRTY-NINE WEEKS ENDED OCTOBER 28, 1995

Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirty-nine weeks ended                                  Oct. 28, 1995      Oct. 29, 1994        Fiscal 1995 vs.
                                                         (Fiscal 1995)       (Fiscal 1994)         Fiscal 1994
------------------------------------------------------  --------------       -------------     -----------------
Merchandise Sales.....................................         85.1%               86.3%                9.0%
Service Revenue (1)...................................         14.9                13.7                20.3
                                                             -------             -------             -------
Total Revenues........................................        100.0               100.0                10.5

Costs of Merchandise Sales (2)........................         70.1 (3)            71.0 (3)             7.5
Costs of Service Revenue (2)..........................         80.5 (3)            82.5 (3)            17.3
                                                              ------              ------              ------
Total Costs of Revenues...............................         71.6                72.6                 9.0

Gross Profit from Merchandise Sales...................         29.9 (3)            29.0 (3)            12.6
Gross Profit from Service Revenue.....................         19.5 (3)            17.5 (3)            34.1
                                                              ------              ------              ------
Total Gross Profit....................................         28.4                27.4                14.5

Selling, General and Administrative Expenses..........         18.0                16.8                18.8
                                                              ------              ------              ------
Operating Profit......................................         10.4                10.6                 7.7

Nonoperating Income...................................           .1                  .3               (46.9)
Interest Expense......................................          2.0                 1.7                30.0
                                                              ------              ------              ------
Earnings Before Income Taxes and Cumulative Effect
 of Change in Accounting Principle....................          8.5                 9.2                 1.9

Income Taxes..........................................         37.3 (4)            37.3 (4)             1.9
                                                              ------              ------              ------
Earnings Before Cumulative Effect
 of Change in Accounting Principle....................          5.3                 5.8                 1.9

Cumulative Effect of Change in Accounting Principle...          -                   (.4)                -
                                                              ------              ------              ------
Net Earnings..........................................          5.3                 5.4                 9.5
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

(4) As a percentage of earnings before income taxes and cumulative effect of a change in accounting principle.

Thirty-nine Weeks Ended October 28, 1995 vs. Thirty-nine Weeks Ended October 29, 1994
-----------------------------------------------------------------------------

Total revenues increased 11% due to a higher store count (472 at October 28, 1995 compared with 408 at October 29, 1994) while comparable store revenues decreased 1%. Comparable store merchandise sales decreased 2% while comparable service revenue increased 7%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to higher merchandise margins offset, in part, by an increase in store occupancy costs.

Gross profit from service revenue increased, as a percentage of service revenue, due primarily to a decrease in service employee benefits costs.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to an increase in store expenses and slightly higher general office expenses.


Nonoperating income consisted of the following:
  (in thousands)
                                       1995              1994
                                       ------           ------
  Rental revenue                       $1,368           $  953
  Investment income                       156              734
  Other income                             81            1,337
                                       ------           ------
  Total                                $1,605           $3,024
                                       ======           ======

The 30% increase in interest expense was due primarily to higher debt levels coupled with higher interest rates.

The 2% increase in earnings before the cumulative effect of a change in accounting principle in 1995 as compared with 1994, was due primarily to increases in gross profit from merchandise sales and gross profit from service revenue, as a percentage of related sales and revenues, offset, in part, by increases in selling, general and administrative expenses and interest expense.

On January 30, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement establishes accrual accounting standards for employer-provided benefits which cover former or inactive employees after employment, but before retirement. Adoption of this accounting standard on January 30, 1994 resulted in a one-time charge to earnings of $4,300,000 (net of income tax benefit of $2,552,000) or $.07 per share recognized as a cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES - October 28, 1995
----------------------------------------------

The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. During the first thirty-nine weeks of 1995, the Company invested $132,933,000 in property and equipment while net inventory (the increase in inventory less the net change in checks outstanding and accounts payable) decreased $14,903,000. Working capital decreased from $121,858,000 at January 28, 1995 to $85,113,0000 at October 28, 1995. At October 28, 1995 the
Company had stockholders' equity of $645,120,000 and long-term debt of $380,578,000. The Company's long-term debt was 37% of its total capitalization at October 28, 1995 and 39% at January 28, 1995.

The Company plans to open approximately 35 new stores during the balance of the current fiscal year. Management estimates that the cost of this expansion, coupled with expenditures in existing stores, warehouses and offices will be approximately $67,000,000. Funds required to finance the store expansion including related inventory requirements are expected to come primarily from operating activities with the remainder provided by unused lines of credit which totalled $236,000,000 at October 28, 1995, or from accessing traditional lending sources such as the public capital markets.

On June 12, 1995 the Company sold $100,000,000 of 7% notes due June 1, 2005. Proceeds were used to repay portions of the Company's long-term variable-rate bank debt, and for general corporate purposes.

PART II - OTHER INFORMATION
---------------------------

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

SIGNATURE
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE PEP BOYS - MANNY, MOE & JACK
                                  --------------------------------
                                                      (Registrant)

Date: December 12, 1995                  By: /s/ Michael J. Holden
      -----------------------            -------------------------

                                                 Michael J. Holden
                                           Senior Vice President &
                             Chief Financial Officer and Treasurer

INDEX TO EXHIBITS
-----------------
  (11)    Computations of Earnings Per Share

  (27)    Financial Data Schedule