Form 10-K
period 1996-02-03
PEP BOYS MANNY MOE & JACK
filed 1996-05-02
CIK 77449

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
- -------------------------------------------------------------------------------
                                FORM 10-K

(Mark One)

(x) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (FEE REQUIRED)

               For the fiscal year ended February 3, 1996

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

                            Yes  X   No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of the close of business on April 5, 1996, the aggregate market value of the voting stock held by nonaffiliates of the registrant was not less than $1,788,839,194.

As of April 5, 1996 there were 62,176,766 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III Portions of the registrant's definitive proxy statement, which will be filed with the commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year, for the Company's Annual Meeting of Shareholders presently scheduled to be held on May 29, 1996.

     This Annual Report on Form 10-K for the year ended February 3, 1996, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities on or after the date of such filing, pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

PART I
ITEM 1 BUSINESS

GENERAL

The Pep Boys - Manny, Moe & Jack and Subsidiaries (the "Company") is engaged principally in the retail sale of automotive parts and accessories, automotive maintenance and service and the installation of parts sold by it through its chain 506 stores (as of February 3, 1996) which consists of 475 Pep Boys "SUPERCENTERS", having an aggregate of 4,727 service bays, and 31 PARTS USA stores. The Company operates approximately 10,255,000 gross square feet of retail space, which includes service bays. The "SUPERCENTERS", including service bays, average 20,800 square feet and the PARTS USA stores average 11,900 square feet.

As of February 3, 1996, the Company operated its stores in 33 states, the District of Columbia and Puerto Rico.
The following table indicates by state the number of stores of the Company in operation at the end of fiscal 1992, 1993, 1994 and
1995 and the number of stores opened and closed by the Company during each of the last three fiscal years:

                                     NUMBER OF STORES AT END OF FISCAL YEARS 1992 THROUGH 1995
                                             1993                         1994                           1995
                        1992      --------------------------    --------------------------    --------------------------
State                 YEAR END    Opened   Closed   Year End    Opened   Closed   Year End    Opened   Closed   Year End
- --------------------  --------    ------   ------   --------    ------   ------   --------    ------   ------   --------
Alabama                   1          -        -          1         -        -         1          -        -         1
Arizona                  24          -        -         24         -        -        24          -        -        24
Arkansas                  -          1        -          1         -        -         1          -        -         1
California               92          8       7*         93       11*        2       102         17        1       118
Colorado                  -          -        -          -         5        -         5          1        -         6
Connecticut               -          -        -          -         -        -         -          2        -         2
Delaware                  5          -        -          5         -        -         5          -        -         5
District of Columbia      -          -        -          -         -        -         -          2        -         2
Florida                  27          6        -         33         1        -        34          4        -        38
Georgia                  20          -        -         20         -        -        20          2        -        22
Illinois                  -          3        -          3        10        -        13          4        -        17
Indiana                   -          1        -          1         -        -         1          2        -         3
Kansas                    -          1        -          1         1        -         2          -        -         2
Kentucky                  -          1        -          1         2        -         3          1        -         4
Louisiana                 9          3        -         12         -        -        12          -        -        12
Maryland                 15          1        -         16         -        -        16          3        1        18
Massachusetts             -          2        -          2         1        -         3          2        -         5
Michigan                  -          -        -          -         1        -         1          5        -         6
Missouri                  -          1        -          1         -        -         1          -        -         1
Nevada                    8          -        -          8         -        -         8          -        -         8
New Hampshire             -          -        -          -         1        -         1          -        -         1
New Jersey               13          1        -         14         2        1        15          3        -        18
New Mexico                8          -        -          8         -        -         8          -        -         8
New York                  7          2        -          9         2        -        11          3        -        14
North Carolina           11          -        -         11         -        -        11          -        -        11
Ohio                      -          -        -          -         9        -         9          1        -        10
Oklahoma                  6          -        -          6         -        -         6          -        -         6
Pennsylvania             30          2        1         31         3        -        34          8        2        40
Puerto Rico               -          -        -          -         -        -         -          7        -         7
Rhode Island              -          1        -          1         -        -         1          -        -         1
South Carolina            6          -        -          6         -        -         6          -        -         6
Tennessee                 7          -        -          7         -        -         7          -        -         7
Texas                    49          3        -         52         3        -        55          8        -        63
Utah                      6          -        -          6         -        -         6          -        -         6
Virginia                 13          -        -         13         -        -        13          -        -        13
                        ---        ---      ---        ---       ---      ---       ---        ---      ---       ---
Total                   357         37        8        386        52        3       435         75        4       506
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

     The Company introduced a new supplemental store format in fiscal 1994, which operates under the name PARTS USA. At the end of fiscal 1995, the Company operated 31 PARTS USA stores. This store format carries over 22,000 stock-keeping units, excludes tires, and does not have service bays ("SUPERCENTERS" carry approximately 26,000 stock-keeping units). PARTS USA stores are generally located in certain urban areas and areas located between "SUPERCENTERS." The Company believes the utilization of this secondary format will enable it to grow at a faster rate and achieve greater economies of scale by providing more retail outlets as well as increase its market penetration and share.

     In 1996, a new PARTS USA prototype will average approximately 8,000 square feet and a new "SUPERCENTER" prototype will average approximately 19,500 square feet. While the overall size of both formats will be reduced, the number of stock-keeping units offered in each format will not decrease. The Company expects to open approximately 100 new stores in 1996: 50 PARTS USA stores and 50 "SUPERCENTERS", all of which are expected to be in existing markets.
If all 100 stores are opened, the Company anticipates spending approximately $177,000,000 in addition to the $10,223,000 it had already spent as of February 3, 1996 in connection with certain of these locations. Funds required to finance this expansion are expected to come primarily from operating activities with the remainder provided by unused lines of credit or from accessing traditional lending sources which may include the public capital markets.

     During fiscal 1995, the Company opened 46 "SUPERCENTERS", all of which include service bays, and 29 PARTS USA stores. Four units were closed, two of which were replaced by PARTS USA stores and two of which were replaced by new "SUPERCENTERS."

     The Company's ability to meet its expansion goals will depend, in large measure, upon the availability of suitable sites, prevailing economic conditions , its success in completing negotiations to purchase or lease properties, and its ability to obtain governmental approvals and meet construction deadlines.

MERCHANDISING

     Each Pep Boys' automotive "SUPERCENTER" and PARTS USA store carries the same basic product line, with variations based on the number and type of cars registered in the different markets. A full complement of a SUPERCENTER and a PARTS USA store's inventory currently includes approximately 26,000 and 22,000 items, respectively. The Company's automotive product line includes: tires (not included in PARTS USA stores); batteries; new and rebuilt parts for domestic and imported cars, including suspension parts, ignition parts, mufflers, engines and engine parts, oil and air filters, belts, hoses, air conditioning parts, and brake parts; chemicals, including oil, antifreeze, polishes, additives, cleansers and paints; mobile electronics, including sound systems, alarms and cellular telephones; car accessories, including seat covers, floor mats, gauges, mirrors and booster cables; and a large selection of truck and van accessories.

     In addition to offering a wide variety of high quality, branded products, the Company sells an array of high quality products under the Pep
Boys and various other private label names.   The Company sells oil,
transmission fluid, chemicals, and paints under the Pep Boys name. The
Company sells antifreeze under the name PURE AS GOLD(R). The Company sells starters and alternators under the name PRO-START(R), water pumps under the name PRO-COOL(tm) and batteries under the name PROSTART(R). Brakes are sold under the names SHUR GRIP(R), PROSTOP(tm) and ELITE(tm) and tires under the names CORNELL(R) and FUTURA(R). The Company also sells shock absorbers under the name "ProRyder", and trunk and hatchback lift supports under the name PROLIFT(tm). All products sold by the Company under the Pep Boys and various other private label names accounted for approximately 25.2% of the Company's merchandise sales in fiscal 1995. The remaining merchandise is sold under the brand names of others. Except for revenues from maintaining or repairing automobiles and installing products, which accounted for approximately 13.3%, 13.9% and 15.0% of the Company's total revenues in fiscal years 1993, 1994 and 1995, respectively, no class of products or services accounted for as much as 10% of the Company's total revenues.

     The Company has a point-of-sale system in all of its stores which gathers sales and gross profit data by stock-keeping unit from each store on a daily basis. This information is then used by the Company to help formulate its pricing, marketing and merchandising strategies.

     The Company has an electronic work order system in all of its service centers. This system creates a service history for each vehicle, provides customers with a comprehensive, professional sales document and has enabled the Company to establish a service customer database.

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

     In fiscal 1995, approximately 67% of the Company's total revenues were cash transactions (including personal checks), and the remainder were credit and charge card sales.

     The Company does not experience significant seasonal fluctuation in the generation of its revenues.

STORE OPERATIONS AND MANAGEMENT

     All Pep Boys' stores are open seven days a week. Each "SUPERCENTER" has a manager, a service manager, a parts manager and two or more assistant managers. Each PARTS USA store has a manager, a parts manager and two or more assistant managers. A store manager's average length of service with the Company is approximately seven years.

     The Company has service bays in 469 of its 506 locations. Each service department can perform a variety of services which include: engine tune-ups, wheel alignments, state inspections, air conditioning service; the repair and installation of parts and accessories including brake parts, suspension parts, exhaust systems, front end parts, ignition parts, belts, hoses, clutches, filters, radios, alarms, sun roofs, cruise controls, and various other merchandise sold in Pep Boys' stores; installation and balancing of tires, and oil and lubrication services.

     The Company coordinates the operation and merchandising of each store through a network of district and regional managers. The regional managers report to one of three Vice Presidents - Store Operations who report to the Company's Senior Vice President - Store Operations who reports to the Company's Executive Vice President & Chief Operating Officer. Supervision and control over the individual stores are facilitated by means of the Company's computer system, operational handbooks and regular visits to the individual stores by the district operations managers and loss prevention personnel.

     All of the Company's advertising, accounting, management information systems, purchasing and most administrative functions are conducted at its corporate headquarters in Philadelphia, Pennsylvania. Certain administrative functions for the Company's western, southwestern, southeastern and Puerto Rico operations are performed at various regional offices of the Company. See "Properties."

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

     Each Pep Boys store has an automatic inventory replenishment system that automatically orders additional inventory when a store's inventory on hand falls below the target level. In addition, the Company's centralized buying system, coupled with continued advancement in its warehouse and distribution systems has greatly enhanced the Company's ability to control its inventory.

SUPPLIERS

     During fiscal 1995, the Company's ten largest suppliers accounted for approximately 33% of the merchandise purchased by the Company. No single supplier accounted for more than 8% of the Company's purchases. The Company has no long-term contracts for the purchase of merchandise. Management believes that the relationships the Company has established with its suppliers are generally good.

     In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist, at substantially similar cost, for virtually all types of merchandise sold in its stores.

COMPETITION

     The business of the Company is generally highly competitive.  The
Company encounters competition from nationwide and regional chains and from local independent merchants. Some of the Company's competitors are general, full range, discount or traditional department stores which carry automotive parts and accessories and/or have automotive service centers, and others, similar to the Company, are specialized automotive service retailers.
Certain of its competitors are larger in terms of sales volume, store size, and/or number of stores, have access to greater capital and management resources and have been operating longer in particular geographic areas than the Company.

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



EMPLOYEES

At February 3, 1996, the Company employed 17,591 persons as follows:

                                      Full-time           Part-time             Total
Description                       Numbers      %      Numbers       %     Numbers      %
- ------------------------------------------------------------------------------------------------------------------------------------
Store Sales                        5,776      43.9     3,319      75.3     9,095      51.7
Store Service                      5,502      41.7       872      19.8     6,374      36.2
Store Regional Management             84        .6         -         -        84        .5
                                  ------     -----     -----     -----    ------     -----
STORE TOTAL                       11,362      86.2     4,191      95.1    15,553      88.4

Warehouses                           929       7.0       190       4.3     1,119       6.4
Offices                              895       6.8        24        .6       919       5.2
                                  ------     -----     -----     -----    ------     -----
TOTAL EMPLOYEES                   13,186     100.0     4,405     100.0    17,591     100.0
                                  ======     =====     =====     =====    ======     =====


     Of the 1,119 full-time warehouse employees referred to above, 244 employees at the Company's New Jersey warehouse facilities are members of a union. The Company believes employee relations are generally good.

     At the end of fiscal 1994, the Company employed approximately 11,804 full-time and 4,070 part-time employees and at the end of fiscal 1993, the Company employed approximately 10,509 full-time and 4,386 part-time employees.

ITEM 2   PROPERTIES

     The Company's headquarters in Philadelphia, Pennsylvania, which also serves as an administrative regional office for its eastern operations, occupies approximately 281,500 square feet of a five-story structure owned by the Company with approximately 300,000 square feet of floor space. The Company occupies approximately 30,000 square feet of a 60,000 square foot, three-story structure, which the Company owns located in Los Angeles, California which serves as an administrative regional office for its western operations. The Company leases approximately 4,000 square feet of office space in each of Decatur, Georgia and Richardson, Texas and 1,200 square feet of office space in Puerto Rico all of which serve as administrative regional offices.

     Of the 506 store locations operated by the Company at February 3, 1996, 318 are owned and 188 are leased. Of the 188 leased store locations, 74 are fully leased and 114 are ground leases only.

     The following table sets forth certain information regarding the owned and leased warehouse space utilized by the Company at February 3, 1996.

Warehouse           Products       Square    Owned or  Stores    States
Location            Warehoused     Footage   Leased    Serviced  Serviced
- ---------------------------------------------------------------------------
Los Angeles, CA     All except     216,000   Owned     121       AZ, CA, NV
                    tires

Los Angeles, CA     Tires           73,000   Leased    121       AZ, CA, NV

Los Angeles, CA     All except     137,000   Leased    121       AZ, CA, NV
                    tires

Phoenix, AZ         All except     100,000   Owned      55       AZ, CO, NM,
                    batteries,                                   NV, TX, UT
                    tires and
                    chemicals

Phoenix, AZ         Tires,          57,000   Leased     55       AZ, CO, NM,
                    chemicals                                    NV, TX, UT
                    and batteries

Bridgeport, NJ      All except     195,000   Owned     124       CT, DE, DC,
                    tires                                        MA, MD, MI,
                                                                 NH, NJ, NY,
                                                                 OH, PA, PR,
                                                                 RI, VA

Bridgeport, NJ      Tires and      273,000   Leased    124       CT, DE, DC,
                    chemicals                                    MA, MD, MI,
                                                                 NH, NJ, NY,
                                                                 OH, PA, PR,
                                                                 RI, VA


Atlanta, GA         All            392,000   Owned     127       AL, FL, GA,
                                                                 IL, IN, KY,
                                                                 NC, OH, SC,
                                                                 TN, VA

Mesquite, TX        All            244,000   Owned      79       AR, KS, LA,
                                                                 MO, OK, TX
                                 ---------
Total                            1,687,000             506


     The Company anticipates that during fiscal 1996 it will utilize leased warehouse space to accomodate inventory necessary to support store expansion and any increase in stock-keeping units.

     The Company is subject to federal, state and local provisions relating to the protection of the environment, including provisions with respect to the disposal of oil at its store locations. Estimated capital expenditures relating to compliance with such environmental provisions are not deemed material.

ITEM 3  LEGAL PROCEEDINGS
     The Company is involved in a number of lawsuits arising in the ordinary course of business. Management is of the opinion that such lawsuits will not result in any material liability to the Company.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended February 3, 1996.

ITEM A  EXECUTIVE OFFICERS OF THE COMPANY
     The following table indicates the names, ages, years with the Company and positions (together with the year of election to such positions) of the executive officers of the Company:

                                 Years with       Position with the Company and
Name                     Age        Company       Year of Election to Position
- ---------------------    ----    ----------       -----------------------------


Mitchell G. Leibovitz      50            17       Chairman of the Board since
                                                  March 1994; Chief Executive
                                                  Officer since March 1990;
                                                  President since 1986

Wendel H. Province         48             6       Executive Vice President
                                                  since November 1994; Chief
                                                  Operating Officer since
                                                  March 1993

Michael J. Holden          44            16       Executive Vice President
                                                  since March 1996; Chief
                                                  Financial Officer since March
                                                  1987; Treasurer since 1984

Frederick A. Stampone      40            14       Senior Vice President since
                                                  March 1987; Chief
                                                  Administrative Officer since
                                                  March 1993; Secretary since
                                                  December 1988

Mark L. Page               39            20       Senior Vice President - Store
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

PART II
ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The common stock of The Pep Boys - Manny, Moe & Jack is listed on the New York Stock Exchange under the symbol "PBY". There were 4,638 registered shareholders as of February 3, 1996. The following table sets forth for the periods listed the high and low sale prices and the cash dividends paid on the Company's common stock.


MARKET PRICE PER SHARE

                                      Market Price Per Share   Cash Dividends
Fiscal year ended February 3, 1996         High       Low           Per Share
- ----------------------------------
First Quarter                            34 3/4       24 3/8           $.0475
Second Quarter                           32 1/4       25 1/8            .0475
Third Quarter                            29 1/8       22 1/2            .0475
Fourth Quarter                           29 1/2       21 7/8            .0475

Fiscal year ended January 28, 1995
- ----------------------------------

First Quarter                             31          26              $.0425
Second Quarter                            33 3/4      29 1/4           .0425
Third Quarter                             36          29 1/8           .0425
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

SELECTED FINANCIAL DATA (UNAUDITED)
(dollar amounts in thousands, except per share amounts)

Year ended                            Feb. 3, 1996       Jan. 28, 1995       Jan. 29, 1994       Jan. 30, 1993        Feb. 1, 1992
- ------------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF EARNINGS DATA

Merchandise sales                       $1,355,008         $1,211,536           $1,076,543          $1,008,191          $  873,381
Service revenue                            239,332            195,449              164,590             147,403             128,127
Total revenues                           1,594,340          1,406,985            1,241,133           1,155,594           1,001,508
Gross profit from merchandise sales        411,133            364,378              307,861             272,412             240,199
Gross profit from service revenue           44,390             32,417               27,457              24,528              19,726
Total gross profit                         455,523            396,795              335,318             296,940             259,925
Selling, general and
 administrative expenses                   296,089            247,872              214,710             194,160             176,275
Operating profit                           159,434            148,923              120,608             102,780              83,650
Nonoperating income                          2,090              3,490                3,601               3,015               1,933
Interest expense                            32,072             25,931               19,701              20,180              25,071
Earnings before income taxes
 and cumulative effect of change
 in accounting principle                   129,452            126,482              104,508              85,615              60,512
Earnings before cumulative effect
 of change in accounting principle          81,494             80,008               65,512              54,579              38,872
Cumulative effect of change in
 accounting principle                            -             (4,300)                   -                   -                   -
Net earnings                                81,494             75,708               65,512              54,579              38,872

BALANCE SHEET DATA

Working capital                         $   39,868         $  121,858           $   92,518          $  104,622          $   81,935
Current ratio                            1.09 to 1          1.42 to 1            1.37 to 1           1.47 to 1           1.46 to 1
Merchandise inventories                 $  417,852         $  366,843           $  305,872          $  295,179          $  230,894
Property and equipment-net               1,014,052            861,910              723,452             628,918             588,593
Total assets                             1,500,008          1,291,019            1,078,518             967,813             856,925
Long-term debt (including convertible
 subordinated notes)                       367,043            380,787              253,000             209,347             279,250
Stockholders' equity                       665,460            586,253              547,759             509,763             378,514


DATA PER COMMON SHARE

Earnings before cumulative effect
 of change in accounting principle      $     1.34         $     1.32           $     1.06          $      .90          $      .69
Cumulative effect of change in
 accounting principle                            -               (.07)                   -
Net earnings                                  1.34               1.25                 1.06                 .90                 .69
Cash dividends                                 .19                .17                  .15               .1375               .1275
Stockholders' equity                         10.72               9.53                 8.97                8.40                6.79
Common share price range: high-low   34 3/4-21 7/8          36 7/8-26        27 1/2-20 1/2       27 3/8-17 1/8       19 1/2-10 3/8

OTHER STATISTICS

Return on average
  stockholders' equity                       13.0%              13.4%                12.4%               12.3%               10.8%
Common shares outstanding               62,084,021         61,501,679           61,060,055          60,669,102          55,773,813
Capital expenditures                    $  205,913         $  185,072           $  135,165          $   78,025          $   65,801
Number of retail outlets                       506                435                  386                 357                 337





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
                                                      Percentage of Total Revenues                         Percentage Change
                                              --------------------------------------------         -------------------------------
                                              Feb. 3, 1996    Jan. 28, 1995  Jan. 29, 1994       Fiscal 1995 vs.    Fiscal 1994 vs.
Year ended                                    (Fiscal 1995)   (Fiscal 1994)  (Fiscal 1993)         Fiscal 1994         Fiscal 1993
- ---------------------------------------       -------------  -------------    ------------         -----------         -----------
Merchandise Sales......................           85.0%          86.1%           86.7%                 11.8%               12.5%
Service Revenue(1).....................           15.0           13.9            13.3                  22.5                18.7
                                              -------------  -------------    ------------         -----------         -----------
Total Revenues                                   100.0          100.0           100.0                  13.3                13.4

Costs of Merchandise Sales(2)..........           69.7(3)        69.9(3)         71.4(3)               11.4                10.2
Costs of Service Revenue(2)............           81.5(3)        83.4(3)         83.3(3)               19.6                18.9
                                              -------------  -------------    ------------         -----------         -----------
Total Costs of Revenues................           71.4           71.8            73.0                  12.7                11.5

Gross Profit from Merchandise Sales....           30.3(3)        30.1(3)         28.6(3)               12.8                18.4
Gross Profit from Service Revenue......           18.5(3)        16.6(3)         16.7(3)               36.9                18.1
                                              -------------  -------------    ------------         -----------         -----------
Total Gross Profit.....................           28.6           28.2            27.0                  14.8                18.3

Selling, General and
  Administrative Expenses..............           18.6           17.6            17.3                  19.5                15.4
                                              -------------  -------------    ------------         -----------         -----------
Operating Profit.......................           10.0           10.6             9.7                   7.1                23.5

Nonoperating Income....................             .1             .2              .3                 (40.1)               (3.1)

Interest Expense.......................            2.0            1.8             1.6                  23.7                31.6
                                              -------------  -------------    ------------         -----------         -----------
Earnings Before Income Taxes and
  Cumulative Effect of Change in
  Accounting Principle.................            8.1            9.0             8.4                   2.3                21.0

Income Taxes...........................           37.0(4)        36.7(4)         37.3(4)                3.2                19.2
                                              -------------  -------------    ------------         -----------         -----------
Earnings Before Cumulative Effect of
  Change in Accounting Principle.......            5.1            5.7             5.3                   1.9                22.1

Cumulative Effect of Change in
  Accounting Principle.................            -              (.3)            -                     -                   -
                                              -------------  -------------    ------------         -----------         -----------
Net Earnings                                       5.1            5.4             5.3                   7.6                15.6
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

(4)  As a percentage of earnings before income taxes and cumulative effect of change in accounting principle.
/TABLE

FISCAL 1995 vs. FISCAL 1994

     Total revenues for fiscal 1995, which included 53 weeks, increased 13% over fiscal 1994 due to a higher store count (506 at February 3, 1996 compared with 435 at January 28, 1995). Comparable store revenues (revenues generated by stores in operation during the same months of each period) increased 1%. Total revenues for fiscal 1995, excluding the extra week, increased 11% on an overall basis and were unchanged on a comparable store basis. Comparable store merchandise sales decreased 1% while comparable store service revenue increased 7% over fiscal 1994 on a 52 week basis.

     The increase in gross profit from merchandise sales, as a percentage of merchandise sales, was due primarily to higher merchandise margins offset, in part, by increases in store occupancy and warehousing costs.

     The increase in gross profit from service revenue, as a percentage of service revenue, was due primarily to decreases in service payroll and service center occupancy costs.

     The increase in selling, general and administrative expenses, as a percentage of total revenues, was due primarily to increases in store, general office and employee benefits expenses offset, in part, by a decrease in media costs.

     The 24% increase in interest expense was due to higher debt levels incurred during the year to fund the Company's store expansion program coupled with higher interest rates.

     The 2% increase in earnings before the cumulative effect of a change in accounting principle in fiscal 1995, as compared with fiscal 1994, was due primarily to an increase in total revenues due to a higher store count, and increases in gross profit from merchandise sales, as a percentage of merchandise sales, and gross profit from service revenue, as a percentage of service revenue, mostly offset by increases in selling, general and administrative expenses and interest expense, as a percentage of total revenues.

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

     The small decrease in gross profit from service revenue, as a percentage of service revenue, was due primarily to an increase in service payroll costs, offset, in part, by a decrease in service employee benefits costs.

     The increase in selling, general and administrative expenses, as a percentage of total revenues, was due primarily to an increase in store expenses, offset, in part, by a decrease in employee benefits costs.

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

EFFECTS OF INFLATION

     The Company uses the LIFO method of inventory valuation. Thus, the cost of merchandise sold approximates current cost. Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on revenues or results of operations during fiscal 1995, fiscal 1994 or fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. The Company opened 75 stores in fiscal 1995, 51 stores in fiscal 1994 and 37 stores in fiscal 1993. In fiscal 1995, with an increase in cash from operating activities, the Company decreased its debt by $22,507,000. In fiscal 1994, with increased levels of capital expenditures, coupled with cash utilized to purchase its stock for transfer to the flexible employee benefits trust (established on April 29, 1994 to fund a portion of the Company's obligations arising from various employee compensation and benefit plans), the Company increased its debt by $182,859,000. In fiscal 1993, with increased levels of capital expenditures coupled with cash utilized to purchase its stock for transfer to the benefits trust, the Company increased its debt by $77,525,000.

     The following table indicates the Company's principal cash requirements for the past three years.

(dollar amounts              Fiscal      Fiscal      Fiscal
in thousands)                  1995        1994        1993      Total
- ----------------------------------------------------------------------------
Cash Requirements

Capital expenditures      $205,913     $185,072   $135,165    $526,150
 (Decrease) increase
 in net inventory(1)       (71,351)      87,248     26,487      42,384
- ----------------------------------------------------------------------------
  Total                   $134,562     $272,320   $161,652    $568,534
- ----------------------------------------------------------------------------
Net cash provided by
  operating activities
  (excluding the change
  in net inventory)       $159,968     $124,368   $111,704    $396,040
  --------------------------------------------------------------------------
     (1) Net inventory includes the increase in inventory less the change in accounts payable.

     Inventories have increased in the past three years as the Company added a net of 149 stores while stock-keeping units per store rose during the period from approximately 24,000 to approximately 26,000, many of which are higher cost hard parts.

     The Company currently plans to open approximately 100 new stores in fiscal 1996. Management estimates that the cost to open all 100 stores, coupled with capital expenditures relating to existing stores, warehouses and offices during fiscal 1996, will be approximately $200,000,000. In addition to the funds required to finance the Company's store expansion, the Company has $107,040,000 in debt that matures on April 15, 1996. Funds required to finance the store expansion, including related inventory requirements, and to repay the debt maturing on April 15, 1996 are expected to come from operating activities, with the remainder provided by unused lines of credit which totalled $249,500,000 at February 3, 1996, or from accessing traditional lending sources which may include the public capital markets.

     On August 25, 1994, the Company sold $86,250,000 of 4% convertible subordinated notes due September 1, 1999. Proceeds were used to repay portions of the Company's short-term variable rate bank debt.

     On April 21, 1995, the Company amended and restated a revolving credit agreement with several major banks to increase the amount of borrowings provided from up to $100,000,000 to up to $200,000,000.

     On June 12, 1995, the Company sold $100,000,000 of 7% Notes due June 1, 2005. Proceeds were used to repay portions of the Company's long-term variable rate bank debt, and for general corporate purposes.

     The Company's working capital decreased to $39,868,000 at February 3, 1996 from $121,858,000 at January 28, 1995. The Company's long-term debt decreased, as a percentage of its total capitalization, to 36% at February 3, 1996 from 39% at January 28, 1995.

FUTURE ACCOUNTING STANDARDS

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," will be adopted by the Company in fiscal year 1996 as required by this statement. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. The impact of this new standard is not expected to have a material effect on the Company's financial position or results of operations.

     SFAS No. 123, "Accounting for Stock-Based Compensation," will be adopted by the Company in fiscal year 1996 as required by this statement. The Company has elected to continue to measure such compensation expense using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. When adopted, SFAS No. 123 will not have any effect on the Company's financial position or results of operations, but will require the Company to provide expanded disclosure regarding its stock-based employee compensation plans.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
The Pep Boys - Manny, Moe & Jack


     We have audited the accompanying consolidated balance sheets of The Pep Boys - Manny, Moe & Jack and subsidiaries as of February 3, 1996 and January 28, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended February 3, 1996. Our audits also include the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pep Boys - Manny, Moe & Jack and subsidiaries at February 3, 1996 and January 28, 1995, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note A to the consolidated financial statements, in 1994 the Company changed its method of accounting for postemployment benefits to conform with Statement of Financial Accounting Standards No. 112.



Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 20, 1996

CONSOLIDATED BALANCE SHEETS                                                       THE PEP BOYS - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)
                                                                     February 3,         January 28,
                                                                            1996                1995
                                                                      ----------          ----------
ASSETS
Current Assets:
     Cash .........................................................   $   11,487          $   11,748
     Accounts receivable, less allowance for uncollectible
      accounts of $251 and $126....................................        4,832               3,804
     Merchandise inventories.......................................      417,852             366,843
     Deferred income taxes.........................................       16,338              12,000
     Other.........................................................       15,964              16,914
                                                                      ----------          ----------
        Total Current Assets.......................................      466,473             411,309

Property and Equipment - at cost:
     Land..........................................................      243,738             215,623
     Building and improvements.....................................      695,029             592,748
     Furniture, fixtures and equipment.............................      356,605             283,317
     Construction in progress......................................       12,431              13,287
                                                                      ----------          ----------
                                                                       1,307,803           1,104,975
     Less accumulated depreciation and amortization................      293,751             243,065
                                                                      ----------          ----------
        Total Property and Equipment...............................    1,014,052             861,910

Other..............................................................       19,483              17,800
                                                                      ----------          ----------

                                                                      $1,500,008          $1,291,019
                                                                      ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable..............................................     $222,524            $100,164
     Accrued expenses..............................................       95,875              72,318
     Short-term borrowings.........................................            -              97,200
     Current maturities of long-term debt..........................      108,206              19,769
                                                                      ----------          ----------
        Total Current Liabilities..................................      426,605             289,451

Long-Term Debt, less current maturities............................      280,793             294,537
Deferred Income Taxes..............................................       40,900              34,528
Convertible Subordinated Notes.....................................       86,250              86,250
Commitments and Contingencies
Stockholders' Equity:
     Common Stock, par value $1 per share:
       Authorized 500,000,000 shares;
       Issued and outstanding 62,084,021 and 61,501,679............       62,084              61,502
     Additional paid-in capital....................................      139,202             130,732
     Retained earnings.............................................      524,443             454,288
                                                                      ----------          ----------
                                                                         725,729             646,522
Less cost of shares in benefits trust - 2,232,500 shares, at cost         60,269              60,269
                                                                      ----------          ----------
        Total Stockholders' Equity.................................      665,460             586,253
                                                                      ----------          ----------
                                                                      $1,500,008          $1,291,019
                                                                      ==========          ==========

See notes to consolidated financial statements.
/TABLE

CONSOLIDATED STATEMENTS OF EARNINGS                                   THE PEP BOYS - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

                                                           February 3,         January 28,         January 29,
Year ended                                                        1996                1995                1994
- ------------------------------------------------------      ----------          ----------          ----------
Merchandise Sales.....................................      $1,355,008         $1,211,536           $1,076,543
Service Revenue.......................................         239,332            195,449              164,590
                                                            ----------          ----------          ----------
Total Revenues........................................       1,594,340          1,406,985            1,241,133
                                                            ----------          ----------          ----------
Costs of Merchandise Sales............................         943,875            847,158              768,682
Costs of Service Revenue..............................         194,942            163,032              137,133
                                                            ----------          ----------          ----------
Total Costs of Revenues...............................       1,138,817          1,010,190              905,815
                                                            ----------          ----------          ----------
Gross Profit from Merchandise Sales...................         411,133            364,378              307,861
Gross Profit from Service Revenue.....................          44,390             32,417               27,457
                                                            ----------          ----------          ----------
Total Gross Profit....................................         455,523            396,795              335,318

Selling, General and Administrative Expenses..........         296,089            247,872              214,710
                                                            ----------          ----------          ----------
Operating Profit......................................         159,434            148,923              120,608

Nonoperating Income...................................           2,090              3,490                3,601

Interest Expense......................................          32,072             25,931               19,701
                                                            ----------          ----------          ----------
Earnings Before Income Taxes and Cumulative Effect
  of Change in Accounting Principle...................         129,452            126,482              104,508

Income Taxes..........................................          47,958             46,474               38,996
                                                            ----------          ----------          ----------
Earnings Before Cumulative Effect of Change in
  Accounting Principle................................          81,494             80,008               65,512

Cumulative Effect of Change in Accounting Principle..                -             (4,300)                   -
                                                            ----------          ----------          ----------
Net Earnings                                                $   81,494         $   75,708           $   65,512
                                                            ==========          ==========          ==========
Earnings Per Share Before Cumulative Effect of Change
  in Accounting Principle.............................      $     1.34         $     1.32          $      1.06
Cumulative Effect of Change in Accounting Principle...               -               (.07)                   -
                                                            ----------          ----------          ----------
Net Earnings per Share                                      $     1.34         $     1.25          $      1.06
                                                            ==========          ==========          ==========

See notes to consolidated financial statements.
/TABLE

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                    The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)
                                                 Common Stock
                                             --------------------      Additional   Retained   Treasury    Benefits     Total Stock-
                                              Shares      Amount  Paid-in Capital   Earnings      Stock       Trust  holders' Equity
                                            ----------   -------  ---------------  ---------   --------    --------  ---------------

Balance, January 30, 1993.................. 60,669,102   $60,669        $116,833   $332,261   $       -    $      -        $509,763

Net earnings...............................                                          65,512                                  65,512
Cash dividends ($.15 per share)............                                          (9,120)                                 (9,120)
Exercise of stock options and related
  tax benefits.............................    377,569       378           5,744                                              6,122
Dividend reinvestment plan.................     13,384        13             291                                                304
Acquisitions and transfers of 80,000
  shares to employees' savings plan........                                  109                                                109
Acquisition of 948,200 shares of
 treasury stock............................                                                    (24,931)                     (24,931)
                                            ----------   -------  ---------------   --------  ---------    --------  ---------------
Balance, January 29, 1994.................. 61,060,055    61,060         122,977    388,653    (24,931)           -         547,759

Net earnings...............................                                          75,708                                  75,708
Cash dividends ($.17 per share)............                                         (10,073)                                (10,073)
Exercise of stock options and related
  tax benefits.............................    427,543       428           7,568                                              7,996
Dividend reinvestment plan.................     14,081        14             421                                                435
Acquisitions and transfers of 75,000
  shares to employees' savings plan........                                 (122)                   807                         685
Acquisitions and transfers of 2,232,500
  shares of treasury stock to benefits
  trust....................................                                 (112)                24,124    (60,269)         (36,257)
                                            ----------   -------  ---------------  ---------  ---------  ----------  ---------------
Balance, January 28, 1995.................. 61,501,679    61,502         130,732    454,288           -    (60,269)         586,253

Net earnings...............................                                          81,494                                  81,494
Cash dividends ($.19 per share)............                                         (11,339)                                (11,339)
Exercise of stock options and related
  tax benefits.............................    555,471       555           7,829                                              8,384
Dividend reinvestment plan.................     26,871        27             662                                                689
Acquisitions and transfers of 140,000
  shares to employees' savings plan........                                  (21)                                               (21)
                                            ----------   -------  ---------------   --------  ---------  ----------  ---------------
Balance, February 3, 1996.................. 62,084,021   $62,084         $139,202   $524,443   $      -   $(60,269)         $665,460
                                            ==========   =======  ===============   ========  =========  ==========  ===============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                    The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands)
                                                                                 February 3,    January 28,     January 29,
Year ended                                                                              1996           1995            1994
- --------------------------------------------------------------------------       -----------    -----------     -----------
Cash Flows from Operating Activities:
     Net earnings.........................................................        $  81,494       $ 75,708        $ 65,512
  Adjustments to Reconcile Net Earnings to Net Cash
        Provided by Operating Activities:
     Depreciation and amortization.........................................          53,456         44,402          39,125
     Cumulative effect of accounting change................................               -          4,300               -
     Increase in deferred income taxes.....................................           2,034          5,611             680
     Loss (gain) from sales of assets......................................             201         (1,406)           (297)
     Increase in accounts receivable and other.............................          (2,445)        (7,854)         (2,023)
     Increase in merchandise inventories...................................         (51,009)       (60,971)        (10,693)
     Increase (decrease) in accounts payable...............................         122,360        (26,277)        (15,794)
     Increase in accrued expenses..........................................          19,555          6,577           8,434
     Increase (decrease) in income taxes payable...........................           5,673         (2,970)            273
                                                                                 -----------    -----------     -----------
               Total Adjustments...........................................         149,825        (38,588)         19,705
                                                                                 -----------    -----------     -----------
               Net Cash Provided by Operating Activities...................         231,319         37,120          85,217
                                                                                 -----------    -----------     -----------
Cash Flows from Investing Activities:
     Capital expenditures..................................................        (205,913)      (183,872)       (135,165)
     Proceeds from sales of assets.........................................             114          3,437           1,494
     Other, net............................................................               -            116              68
                                                                                 -----------    -----------     -----------
               Net Cash Used in Investing Activities.......................        (205,799)      (180,319)       (133,603)
                                                                                 -----------    -----------     -----------
Cash Flows from Financing Activities:
     Net (payments) borrowings under line of credit agreements.............        (102,700)       117,700          44,500
     Reduction of long-term debt...........................................         (19,807)       (22,291)        (41,975)
     Net proceeds from issuance of notes...................................          98,992         85,387          73,892
     Acquisitions of treasury stock........................................               -        (36,257)        (24,931)
     Dividends paid........................................................         (11,339)       (10,073)         (9,120)
     Proceeds from exercise of stock options...............................           8,384          7,996           6,122
     Proceeds from dividend reinvestment plan..............................             689            435             304
                                                                                 -----------    -----------     -----------
               Net Cash (Used in) Provided by Financing Activities.........         (25,781)       142,897          48,792
                                                                                 -----------    -----------     -----------
Net (Decrease) Increase in Cash...........................................             (261)          (302)            406
Cash at Beginning of Year.................................................           11,748         12,050          11,644
                                                                                 -----------    -----------     -----------
Cash at End of Year.......................................................        $  11,487       $ 11,748        $ 12,050
                                                                                 ===========    ===========     ===========
 ....................................................................................................................................

Supplemental Disclosure of Cash Flow Information:

     Income taxes paid....................................................        $  40,251       $ 46,384         $38,043
     Interest paid, net of amounts capitalized............................           30,155         23,959          19,110
 ....................................................................................................................................

Supplemental Disclosure of Noncash Financing Activities:

     Mortgage note assumed in property acquisition.......................          $      -     $    1,200         $     -
 ....................................................................................................................................

See notes to consolidated financial statements.

THE PEP BOYS- MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended February 3, 1996, January 28, 1995 and January 29, 1994 (dollar amounts in thousands, except per share amounts)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS The Pep Boys-Manny, Moe & Jack and Subsidiaries (the "Company") is engaged principally in the retail sale of automotive parts and accessories, automotive maintenance and service and the installation of parts through a chain of 506 stores at February 3, 1996. The Company currently operates stores in 33 states, Washington D.C. and Puerto Rico.

FISCAL YEAR END The Company's fiscal year ends on the Saturday nearest to January 31. Fiscal years 1995, 1994 and 1993 were comprised of 53 weeks, 52 weeks and 52 weeks, respectively.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MERCHANDISE INVENTORIES Merchandise inventories are valued at the lower of cost (last-in, first-out method) or market. If the first-in, first-out method of valuing inventories had been used, inventories would have been approximately $10,491 and $15,319 higher at February 3, 1996 and January 28, 1995, respectively.

PROPERTY AND EQUIPMENT Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives: building and improvements, 5 1/2 to 40 years; furniture, fixtures and equipment, 3 to 10 years.

CAPITALIZED INTEREST Interest on borrowed funds is capitalized in connection with the construction of certain long-term assets. Capitalized interest amounted to $1,407, $1,850 and $1,254 in fiscal years 1995, 1994 and 1993, respectively.

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

ADVERTISING The Company expenses the production costs of advertising the first time the advertising takes place. No advertising costs were reported as an asset as of February 3, 1996. Net advertising expense for fiscal years 1995, 1994 and 1993 was $973, $2,999 and $2,665, respectively.

POSTEMPLOYMENT BENEFITS Effective January 30, 1994 the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement establishes accrual accounting standards for employer-provided benefits which cover former or inactive employees after employment, but before retirement. As a result of adopting this standard, the Company recognized a charge to earnings in fiscal 1994 of $4,300, net of income tax benefit of $2,552.

IMPAIRMENT OF LONG-LIVED ASSETS SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," is effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. The impact of this new standard is not expected to have a material effect on the Company's financial position or results of operations.

ACCOUNTING FOR STOCK-BASED COMPENSATION SFAS No. 123, "Accounting for Stock-Based Compensation," will be adopted by the Company in fiscal year 1996 as required by this statement. The Company has elected to continue to measure such compensation expense using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. When adopted, SFAS No. 123 will not have any effect on the Company's financial position or results of operations, but will require the Company to provide expanded disclosure regarding its stock-based employee compensation plans.

RECLASSIFICATIONS Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.

NOTE B - DEBT

SHORT-TERM BORROWINGS The Company had short-term borrowings of $97,200 at January 28, 1995. The Company had short-term lines of credit with several banks totalling $194,000 at January 28, 1995. The interest rates on these lines were negotiated based upon market conditions. The weighted average interest rate on borrowings from these lines was 4.7% during 1994 and 5.9% at January 28, 1995. The average and maximum month end balances on these borrowings were $78,488 and $97,200 in 1994. There were no borrowings classified as short-term at February 3, 1996.

LONG-TERM DEBT
 ...............................................................................
                                                          Feb. 3,    Jan. 28,
                                                             1996        1995
                                                         --------    --------
8 7/8% notes due April 15, 1996 ....................     $107,040    $110,650
7% notes due June 1, 2005 ..........................      100,000           -
Indebtedness to banks under revolving
   credit agreement dated
   April 21, 1995 (a)...............................       80,000     100,000
6 5/8% notes due May 15, 2003 ......................       75,000      75,000
Other revolving lines of credit (b).................       24,500      10,000
9.3% senior notes (c)...............................            -      16,071
Mortgage notes payable at annual
   interest rates ranging from 5.8%
   to 8.0% (d)......................................        2,459       2,585
                                                         --------    --------
                                                          388,999     314,306
   Less current maturities..........................      108,206      19,769
                                                         --------    --------
Total long-term debt................................     $280,793    $294,537
                                                         ========    ========
 .............................................................................


(a) In fiscal 1994, the Company had a revolving credit agreement with seven major banks providing for borrowings of up to $100,000. On April 21, 1995, the Company amended and restated this agreement with ten major banks to increase the amount of borrowings provided from up to $100,000 to up to $200,000. Funds may be drawn and repaid anytime prior to March 31, 2000. Sixty days prior to each anniversary date, the Company may request and upon agreement of each bank, extend the maturity of this facility an additional year. If one of the banks fails to agree to this extension, the Company has the right to replace that bank. At the Company's option, the interest rate on any loan may be based on (i) the higher of the federal funds rate plus 1/4% or the prime rate, (ii) LIBOR plus up to .63% or (iii) a negotiated rate based upon market conditions. The interest rate on these borrowings at February 3, 1996 was a negotiated rate based upon market conditions. The weighted average interest rate was 5.8% at February 3, 1996 and 6.1% at January 28, 1995.

(b) The Company has short-term lines of credit with several banks totaling $144,000 at February 3, 1996. Borrowings under these lines of credit at February 3, 1996 totaling $24,500 have been classified as long-term debt. The Company has both the intent and ability, through its revolving credit agreement, to refinance these amounts on a long-term basis. The weighted average interest rate on borrowings from these lines was 6.1% during 1995 and 5.5% at February 3, 1996. The interest rates on these lines were negotiated based upon market conditions. The average and maximum month end balances on these borrowings were $44,400 and $102,300 in 1995. The Company has a revolving credit agreement with a bank which permits the Company to borrow an aggregate of $10,000. Upon the bank's demand, this line is due and payable in 13 months. Borrowings outstanding under this revolving credit agreement totaled $10,000 at January 28, 1995. There were no borrowings outstanding under this agreement at February 3, 1996. The interest rate on this line, at the Company's election, is based on the prime rate, a "CD-based" rate, a "LIBOR-based" rate or a negotiated rate based upon market conditions. The weighted average interest rate was 6.2% at January 28, 1995.

(c)   The 9.3% senior notes were extinguished on May 30, 1995.

(d) The weighted average interest rate on the mortgage notes payable was 6.9% at February 3, 1996 and January 28, 1995. These notes, which mature at various times through August 2016, are collateralized by land and building with an aggregate carrying value of approximately $8,005 at February 3, 1996.

CONVERTIBLE SUBORDINATED NOTES On August 24, 1994, the Company sold $86,250 of 4% convertible subordinated notes. These notes are convertible by the holders into the common stock of the Company anytime on or before September 1, 1999 (the maturity date) at a conversion price of $41 per share subject to adjustment in certain events. The notes are redeemable, in whole or in part, at the option of the Company at any time on or after September 15, 1997, at a redemption price of 101% of the principal amount and at par on or after September 1, 1998.

    Several of the Company's debt agreements require the maintenance of certain financial ratios and covenants. Approximately $109,095 of the Company's net worth was not restricted by these covenants at fiscal year end. The Company is in compliance with all debt covenants at February 3, 1996.

    The annual maturities of all long-term debt for the next five years are $108,206 in 1996, $146 in 1997, $157 in 1998, $86,420 in 1999 and $80,183 in
2000. Any compensating balance requirements related to all revolving credit agreements and debt were satisfied by balances available from normal business operations.

    The Company was contingently liable for outstanding letters of credit in the amount of approximately $28,583 at February 3, 1996.

NOTE C - LEASE COMMITMENTS

    The Company leases certain property and equipment under operating leases which contain renewal and escalation clauses. Aggregate minimum rental commitments for leases having noncancelable lease terms of more than one year are approximately: 1996 - $23,223; 1997 - $22,152; 1998 - $21,132; 1999 -
$20,551; 2000 - $20,530; thereafter - $259,287. Rental expenses incurred for operating leases in 1995, 1994 and 1993 were $22,302, $18,474 and $16,786, respectively.

NOTE D - STOCKHOLDERS' EQUITY

RIGHTS AGREEMENT On December 31, 1987, the Company distributed as a dividend one common share purchase right on each of its common shares. The rights will not be exercisable or transferable apart from the Company's common stock until a person or group, as defined in the rights agreement (dated December 17, 1987 and as amended on June 6, 1989), without the proper consent of the Company's Board of Directors, acquires 20% or more, or makes an offer to acquire 30% or more of the Company's outstanding stock, exclusive of stock holdings as of December 17, 1987. When exercisable, the rights entitle the holder to purchase one share of the Company's common stock for $55. Under certain circumstances, including the acquisition of 20% of the Company's stock by a person or group, the rights entitle the holder to purchase common stock of the Company or common stock of an acquiring company having a market value of twice the exercise price of the right. The rights do not have voting power and are subject to redemption by the Company's Board of Directors for $.02 per right anytime before a 20% position has been acquired and for 15 days thereafter, at which time the rights become nonredeemable. The rights expire on December 31, 1997.

BENEFITS TRUST On April 29, 1994 the Company established a flexible employee benefits trust with the intention of purchasing up to $75,000 worth of the Company's common shares. The repurchased shares will be held in the trust and will be used to fund the Company's existing benefit plan obligations including healthcare programs, savings and retirement plans and other benefit obligations. The trust will allocate or sell the repurchased shares over the next 15 years to fund these benefit programs. As shares are released from the trust, the Company will charge or credit additional paid-in capital for the difference between the fair value of shares released and the original cost of the shares to the trust. For financial reporting purposes, the trust is consolidated with the accounts of the Company. All dividend and interest transactions between the trust and the Company are eliminated. As of February 3, 1996, the Company has repurchased 2,232,500 shares of its common stock at a cost of $60,269 which is shown as "Cost of shares in benefits trust" on the Company's consolidated balance sheets.

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

    The actuarial computations using the "projected unit credit method" assumed a discount rate on benefit obligations of 8.5% in 1995 and 7.8% in 1994 and 8% in 1993, and an expected long-term rate of return on plan assets of 8.5%. The assumption for annual salary increases over the average remaining service lives of employees under the plan was 4% in 1995, 1994 and 1993. Variances between actual experience and assumptions for costs and returns on assets are amortized over the remaining service lives of employees under the plan.

    Pension expense includes the following:
 .............................................................................
                                       Feb. 3,       Jan. 28,      Jan. 29,
                                          1996           1995          1994
                                      --------       --------       -------
Normal service costs................  $   968        $ 1,516       $ 1,478
Interest cost on projected
  benefit obligation................    1,382          1,413         1,250
Actual return on plan assets........     (720)        (1,706)       (1,361)
Net amortization of transition
  asset and unrecognized net gain...     (759)          (214)         (257)
Prior service cost..................       19             19            23
Asset (gain) loss deferred..........   (1,013)            56          (217)
                                      --------       --------       -------
Total pension (income) expense......  $  (123)       $ 1,084        $  916
                                      ========       ========       =======
 .............................................................................

Pension plan assets are stated at fair market value and are composed primarily of money market funds, fixed income investments with maturities of less than five years and the Company's common stock.

  The following table sets forth the reconciliation of the plan's funded status as of December 31 of each year. The actuarial present value of benefit obligation assumed a discount rate of 7.5% at December 31, 1995 and 8.5% at December 31, 1994.
 .............................................................................

                                                    Dec. 31,         Dec. 31,
                                                        1995             1994
                                                  ----------       ----------
Actuarial present value of benefit
   obligation:
Vested benefit obligation.......................   $(18,532)        $(13,855)
                                                  ----------       ----------
Accumulated benefit obligation..................   $(19,389)        $(14,840)
                                                  ----------       ----------
Projected benefit obligation for
   service rendered to date.....................   $(21,931)        $(17,912)
Plan assets at fair value.......................     20,501           20,625
                                                  ----------       ----------
Assets (less than) in excess of
   projected benefit obligation.................     (1,430)           2,713
Unrecognized net asset (at date of transition)..     (1,285)          (1,500)
Unrecognized net gain from past
   experience different from previous
   assumption...................................       (384)          (4,454)
Unrecognized prior service cost.................         66               85
                                                  ----------       ----------
Accrued pension expense
   as of February 3, 1996 and
   January 28, 1995, respectively...............   $ (3,033)        $ (3,156)
                                                  ==========       ==========

 .............................................................................
   The Company has a 401(k) savings plan which covers all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation. The Company's savings plan contribution expense was $3,150 in 1995, $2,563 in 1994 and $2,277 in 1993.

NOTE F - INCOME TAXES

The provision for income taxes includes the following:
 .............................................................................

                                      Feb. 3,       Jan. 28,       Jan. 29,
Year ended                               1996           1995           1994
- --------------------------------    ---------      ---------      ---------
Current:
   Federal......................      $42,276        $39,210       $34,234
   State........................        3,648          4,205         3,587
Deferred:
   Federal......................        1,905          2,865         2,527
   State........................          129            194        (1,352)
                                    ---------      ---------      ---------
                                      $47,958        $46,474       $38,996
                                    =========      =========      =========
 .............................................................................

   A reconciliation of the statutory federal income tax rate to the effective rate of the provision for income taxes follows:

 .............................................................................

                                      Feb. 3,       Jan. 28,       Jan. 29,
Year ended                               1996           1995           1994
- --------------------------------    ---------      ---------      ---------

Statutory tax rate..............        35.0%          35.0%          35.0%
State income taxes,
   net of federal
   tax benefits.................         1.9            2.3            2.3
Other, net......................          .1            (.6)             -
                                    ---------      ---------      ---------
                                        37.0%          36.7%          37.3%
                                    =========      =========      =========
 .............................................................................

   Deferred income taxes relate to the following temporary differences:
 .............................................................................

                                      Feb. 3,       Jan. 28,       Jan. 29,
Year ended                               1996           1995           1994
- --------------------------------    ---------      ---------      ---------

Depreciation....................     $ 6,420        $ 4,594        $ 2,293
Inventories.....................      (2,551)           257         (2,244)
Vacation accrual................        (522)          (259)          (189)
Pension accrual.................          47           (406)          (344)
Casualty gain...................           -          1,289            544
Insurance.......................      (1,143)        (2,459)           680
All other.......................        (217)            43            435
                                    ---------      ---------      ---------
                                     $ 2,034        $ 3,059        $ 1,175
                                    =========      =========      =========
 .............................................................................

   The following are components of the net deferred tax accounts as of
February 3, 1996:
 ...............................................................................
                                      Federal          State          Total
                                      -------         ------         ------
Deferred tax assets:
   Current......................      $22,191         $1,504        $23,695
   Long-term....................       15,171          1,028         16,199

Deferred tax liabilities:
   Current......................        6,890            467          7,357
   Long-term....................       53,475          3,624         57,099
 ...............................................................................

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

 .............................................................................

   Items that gave rise to significant portions of the deferred tax accounts are as follows:
 .............................................................................

                                                  Feb. 3,       Jan. 28,
Year ended                                           1996           1995
- --------------------------                      ---------       --------
Deferred tax assets:
   Inventories.................                   $ 8,911        $ 6,421
   Vacation accrual............                     2,999          2,423
   Other.......................                     4,428          3,156
                                                ---------       --------
                                                  $16,338       $ 12,000
                                                =========       ========
Deferred tax liabilities:
   Depreciation................                   $38,998        $32,628
   Other.......................                     1,902          1,900
                                                ---------       --------
                                                  $40,900        $34,528
                                                =========       ========
 ..............................................................................

NOTE G - NET EARNINGS PER SHARE

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

   The weighted average number of shares and share equivalents used in computing net earnings per share were: 62,588,000 in 1995, 60,565,000 in 1994 and 61,891,000 in 1993.


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

   On May 21, 1990, the stockholders approved the 1990 Stock Incentive Plan which authorized the issuance of restricted stock and/or options to purchase up to 1,000,000 shares of the Company's common stock. An additional 1,500,000 shares were authorized by stockholders on each of May 31, 1995 and June 1, 1993. Under this plan, both incentive and nonqualified stock options may be granted to eligible participants. Incentive stock options are exercisable on the second or third anniversary of the grant date and nonqualified options become exercisable over a five-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options cannot be exercised more than ten years after the grant date. As of February 3, 1996, 1,191,319 shares remain available for grant.

   The Company has reserved sufficient shares of common stock to meet its stock option plans' obligations.
 ............................................................................

   Stock option transactions are summarized as follows:

 .............................................................................
                                              Incentive        Nonqualified
Fiscal 1994                               Stock Options       Stock Options
- -----------------------------------------------------------------------------

Outstanding--beginning of
   year................................        812,980           2,900,725
Granted................................        272,050             197,301
Exercised..............................       (209,215)           (216,587)
Canceled...............................        (87,600)             (6,875)
- ----------------------------------------------------------------------------
Outstanding--end of year...............        788,215           2,874,564
- ----------------------------------------------------------------------------

Exercisable--end of year...............        399,215           2,445,716

Price range of options exercised...... $3.97 to $21.81     $3.97 to $27.94
Price range of options
  outstanding--end of year............ $6.19 to $34.88     $5.91 to $32.69
 .............................................................................


Fiscal 1995
- ------------------------------------------------------------------------------
Outstanding--beginning of year                 788,215           2,874,564
Granted                                        485,207             557,763
Exercised                                     (129,530)           (452,940)
Canceled                                       (91,950)                  -
- ------------------------------------------------------------------------------
Outstanding--end of year                     1,051,942            2,979,387
- ------------------------------------------------------------------------------

Exercisable--end of year                       446,342            2,278,265

Price range of options exercised       $6.19 to $23.13      $5.91 to $14.69
Price range of options
 outstanding--end of year              $9.00 to $34.06     $10.94 to $34.88
- -------------------------------------------------------------------------------

NOTE I - CONTINGENCIES

   The Company is party to various lawsuits and claims arising in the normal course of business which, in the opinion of management, are not singularly or in aggregate, material to the Company's financial position or results of operations.

NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

   The estimated fair values of the Company's financial instruments are as follows:
                                 February 3, 1996          January 28, 1995
                             ----------------------      ---------------------
                               Carrying   Estimated      Carrying    Estimated
                                 Amount  Fair Value        Amount   Fair Value
                             ----------  ----------      --------   ----------
Assets:
   Cash.....................   $ 11,487    $11,487       $ 11,748     $ 11,748
   Accounts receivable......      4,832      4,832          3,804        3,804
Liabilities:
   Accounts payable.........    222,524    222,524        100,164      100,164
   Short-term borrowings....          -          -         97,200       97,200
   Long-term debt including
    current maturities......    388,999    395,222        314,306      309,228
   Convertible subordinated
    notes...................     86,250     83,555         86,250       83,231
 ...............................................................................

CASH, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND SHORT-TERM BORROWINGS
   The carrying amounts approximate fair value because of the short maturity of these items.

LONG-TERM DEBT INCLUDING CURRENT MATURITES AND CONVERTIBLE SUBORDINATED NOTES
   Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

   The fair value estimates presented herein are based on pertinent information available to management as of February 3, 1996 and January 28, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

QUARTERLY FINANCIAL DATA (UNAUDITED)                                               The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

 ....................................................................................................................................
                                                                                       Net           Cash             Market Price
Year ended               Total          Gross      Operating            Net       Earnings      Dividends               Per Share
Feb. 3, 1996          Revenues         Profit         Profit       Earnings      Per Share      Per Share           High       Low
- ------------------------------------------------------------------------------------------------------------------------------------
1st Quarter           $361,209       $100,387        $33,332        $16,204           $.27         $.0475         34 3/4    24 3/8
2nd Quarter            410,838        119,743         47,240         25,234            .41          .0475         32 1/4    25 1/8
3rd Quarter            411,787        115,974         41,462         21,436            .35          .0475         29 1/8    22 1/2
4th Quarter            410,506        119,419         37,400         18,620            .31          .0475         29 1/2    21 7/8
- ------------------------------------------------------------------------------------------------------------------------------------


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
- ------------------------------------------------------------------------------------------------------------------------------------
 ....................................................................................................................................
    (1) Does not include a $4,300 ($.07 per share) charge from a cumulative effect of an accounting change for postemployment benefits.

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



ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The material contained in the registrant's definitive proxy statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year (the "Proxy Statement"), under the caption "Election of Directors" is hereby incorporated herein by reference. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I as Item A, in accordance with General Instruction G(3) to Form 10-K.

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

                                    PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a).

1. The following consolidated financial statements of The Pep Boys - Manny, Moe & Jack are included in Item 8.

          Consolidated Balance Sheets - February 3, 1996
          and January 28, 1995

          Consolidated Statements of Earnings - Years ended February 3, 1996, January 28, 1995 and
          January 29, 1994

          Consolidated Statements of Stockholders' Equity -
          Years ended February 3, 1996, January 28, 1995
          and January 29, 1994

          Consolidated Statements of Cash Flows - Years ended February 3, 1996, January 28, 1995 and January 29, 1994

          Notes to Consolidated Financial Statements

          Independent Auditors' Report

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

(4.2)     Indenture, dated as of August      Incorporated by reference from the
          31, 1994, between the Company      Registration Statement on Form S-3
          and First Fidelity Bank,           (File No. 33-55115) filed August
          National Association as Trustee,   17, 1994.
          including Form of Debenture

(4.3)     Indenture, dated as of June        Incorporated by reference from the
          12, 1995, between the Company      Registration Statement on Form S-3
          and First Fidelity Bank,           (File No. 33-59859) file June 6,
          National Association as Trustee,   1995
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


(10.8)*   Amendment No. 1 to the 1985        Incorporated by reference from
          Non-Qualified Stock Option Plan    the Company's Form 10-K for the
                                             fiscal year ended January 28,
                                             1989.

(10.9)*   Amendment No. 1 to the 1982        Incorporated by reference from
          Incentive Stock Option Plan        the Company's Form 10-K for the
                                             fiscal year ended January 28,
                                             1989.

(10.10)   Amendment dated June 6, 1989       Incorporated by reference from
          to Rights Agreement dated as of    the Company's Report on Form 8
          December 17, 1987 between the      filed July 6, 1989.
          Company and the Philadelphia
          National Bank

(10.11)   Dividend Reinvestment and Stock    Incorporated by reference from
          Purchase Plan dated January 4,     the Registration Statement on
          1990                               Form S-3 (File No. 33-32857)
                                             filed January 5, 1990.

(10.12)*  1990 Stock Incentive Plan          Incorporated by reference from
                                             the Company's Form 10-Q for the
                                             quarter ended November 3, 1990.

(10.13)*  Amendment No. 1 to 1990 Stock      Incorporated by reference from
          Incentive Plan                     the Company's Form 10-K for the
                                             fiscal year ended February 1,
                                             1992.

(10.14)*  The Pep Boys - Manny, Moe &        Incorporated by reference from
          Jack Trust Agreement for the       the Company's Form 10-K for the
          Executive Supplemental Pension     fiscal year ended February 1,
          Plan and Certain Contingent        1992.
          Compensation Arrangements,
          dated as of February 13, 1992

(10.15)*  Amendment to the Executive         Incorporated by reference from
          Supplemental Pension Plan          the Company's Form 10-K for the
          (amended and restated effective    fiscal year ended February 1,
          January 1, 1988), dated as of      1992.
          February 13, 1992

(10.16)*  Consulting and Retirement          Incorporated by reference from
          Agreement by and between the       the Company's Form 10-K for the
          Company and Benjamin Strauss,      fiscal year ended February 1,
          dated as of February 2, 1992       1992.

(10.17)*  Amendment No. 2 to the 1982        Incorporated by reference from
          Incentive Stock Option Plan        the Company's Form 10-Q for the
                                             quarter ended October 31, 1992.

(10.18)*  Amendment No. 3 to the Non-        Incorporated by reference from
          Qualified Stock Option Plan        the Company's Form 10-Q for the
                                             quarter ended October 31, 1992.

(10.19)*  Amendment No. 2 to the 1990        Incorporated by reference from
          Stock Incentive Plan               the Company's Form 10-Q for the
                                             quarter ended October 31, 1992.

(10.20)*  President's Merit Award Program    Incorporated by reference from
          of the Company, as amended,        the Company's Form 10-K for the
          dated as of April 1, 1992          year ended January 30, 1993.

(10.21)   Flexible Employee Benefits Trust   Incorporated by reference from the
                                             Company's Form 8-K dated May 6,
                                             1994.


(10.22)*  The Pep Boys- Manny, Moe & Jack    Incorporated by reference from
          Pension Plan, as amended, dated    the Company's Form 10-K for the
          December 28, 1994                  year ended January 28, 1995.

(10.23)*  The Pep Boys Savings Plan, as      Incorporated by reference from
          amended, dated December 28, 1994   the Company's Form 10-K for the
                                             year ended January 28, 1995.

(10.24)*  Executive Incentive Bonus Plan     Incorporated by reference from
          of the Company, as amended and     the Company's Form 10-Q for the
          restated as of March 31, 1995.     quarter ended July 29, 1995.

(10.25)   Credit Agreement dated as of       Incorporated by reference from
          April 21, 1995 between the         the Company's Form 10-Q for the
          Company and the Chase Manhattan    quarter ended April 29, 1995.
          Bank (Agent)

(10.26)*  Amendment to the Excutive
          Supplemental Pension Plan
          effective March 31, 1995

(10.27)*  Amendment No. 3 to the 1990
          Stock Incentive Plan

(11)      Computation of Earnings per Share

(12)      Computation of Ratio of Earnings
          to Fixed Charges

(21)      Subsidiaries of the Company

(23)      Independent Auditors' Consent

(27)      Financial Data Schedules



          (b) No Form 8-K was filed for the fourth quarter of the year ended February 3, 1996.


*Management contract or compensatory plan or arrangement.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             THE PEP BOYS - MANNY, MOE & JACK
                                                  (Registrant)




Dated: May 2, 1996                              by:  /s/Michael J. Holden
       -----------                              --------------------------
                                                Michael J. Holden
                                                Executive Vice President,
                                                Chief Financial Officer and
                                                Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                   CAPACITY                                DATE


/s/Mitchell G. Leibovitz    Chairman of the Board, President   May 2, 1996
- ------------------------    and Chief Executive Officer        ----------------
Mitchell G. Leibovitz       (Principal Executive Officer)


/s/Michael J. Holden        Executive Vice President, Chief    May 2, 1996
- ------------------------    Financial Officer & Treasurer      ----------------
Michael J. Holden           (Principal Financial and
                            Accounting Officer)


/s/Lennox K. Black          Director                           April 26, 1996
- ------------------------                                       ----------------
Lennox K. Black


/s/Pemberton Hutchinson     Director                           April 26, 1996
- ------------------------                                       ----------------
Pemberton Hutchinson

/s/Bernard J. Korman        Director                           April 26, 1996
- ------------------------                                       ----------------
Bernard J. Korman


/s/J. Richard Leaman, Jr.   Director                           April 26, 1996
- ------------------------                                       ----------------
J. Richard Leaman, Jr.

/s/Malcolmn D. Pryor        Director                           April 29, 1996
- ------------------------                                       ----------------
Malcolmn D. Pryor


/s/Lester Rosenfeld         Director                           April 27, 1996
- ------------------------                                       ----------------
Lester Rosenfeld


/s/Benjamin Strauss         Director                           April 27, 1996
- ------------------------                                       ----------------
Benjamin Strauss

/s/Myles H. Tanenbaum       Director                           April 26, 1996
- ------------------------                                       ----------------
Myles H. Tanenbaum


/s/David V. Wachs           Director                           April 26, 1996
- ------------------------                                       ----------------
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
Descriptions                      Period            Expenses            Accounts        Deductions-*              Period
- ----------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year Ended February 3, 1996         $126                $140                 $ -                 $15                $251

- ----------------------------------------------------------------------------------------------------------------------------------

Year Ended January 28, 1995          $50                $114                 $ -                 $38                $126

- ----------------------------------------------------------------------------------------------------------------------------------

Year Ended January 29, 1994          $85                  $4                 $ -                 $39                 $50

- ----------------------------------------------------------------------------------------------------------------------------------

*Uncollectible accounts written off.
/TABLE

INDEX TO EXHIBITS

   (10.26)  Amendment to the Executive Supplemental Pension Plan

   (10.27)  Amendment to the Pep Boys - Manny, Moe & Jack
            1990 Stock Incentive Paln

   (11)     Computation of Earnings per Share

   (12)     Computation of Ratio of Earnings to Fixed Charges

   (21)     Subsidiaries of the Company

   (23)     Independent Auditors' Consent

   (27)     Financial Data Schedules