Form 10-Q
period 1996-05-04
PEP BOYS MANNY MOE & JACK
filed 1996-06-11
CIK 77449

                          UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 4, 1996

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


As of May 4, 1996 there were 62,237,087 shares of the registrant's Common Stock outstanding.

- -------------------------------------------------------------------
Index                                                         Page
- -------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            May 4, 1996 and February 3, 1996                    3

            Consolidated Statements of Earnings -
            Thirteen weeks ended May 4, 1996
            and April 29, 1995                                  4

            Condensed Consolidated Statements of
            Cash Flows - Thirteen weeks ended
            May 4, 1996 and April 29, 1995                      5

            Notes to Condensed Consolidated
            Financial Statements                                6

          Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                          7-9


PART II - OTHER INFORMATION                                    10
- ---------------------------

SIGNATURE                                                      11



- -------------------------------------------------------------------

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except per share amounts)
                                                                     May 4, 1996       Feb. 3, 1996*
                                                                     -----------       -------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash.......................................................        $   23,751          $   11,487
   Accounts receivable, net...................................             8,472               4,832
   Merchandise inventories....................................           399,740             417,852
   Deferred income taxes......................................            16,338              16,338
   Other......................................................            10,878              15,964
                                                                   -------------       -------------
      Total Current Assets....................................           459,179             466,473

 Property and Equipment-at cost:
   Land.......................................................           244,037             243,738
   Building and improvements..................................           711,210             695,029
   Furniture, fixtures and equipment..........................           373,308             356,605
   Construction in progress...................................            10,967              12,431
                                                                    ------------       -------------
                                                                       1,339,522           1,307,803
   Less accumulated depreciation and amortization.............           308,435             293,751
                                                                   -------------       -------------
      Total Property and Equipment............................         1,031,087           1,014,052

 Other........................................................            19,824              19,483
                                                                   -------------       -------------
Total Assets..................................................        $1,510,090          $1,500,008
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable...........................................           151,693             222,524
   Accrued expenses...........................................           104,139              95,875
   Short-term borrowings......................................            41,900                   -
   Income taxes payable.......................................            13,016                   -
   Current maturities of long-term debt.......................             1,168             108,206
                                                                   -------------       -------------
      Total Current Liabilities...............................           311,916             426,605

 Long-Term Debt, less current maturities......................           386,258             280,793
 Deferred Income Taxes........................................            40,900              40,900
 Convertible Subordinated Notes...............................            86,250              86,250
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares - Issued and
    outstanding 62,237,087 and 62,084,021.....................            62,237              62,084
   Additional paid-in capital.................................           141,387             139,202
   Retained earnings..........................................           541,411             524,443
                                                                   -------------        ------------
                                                                         745,035             725,729
   Less:
   Cost of shares in benefits trust-2,232,500 shares, at cost.            60,269              60,269
                                                                   -------------        ------------
      Total Stockholders' Equity..............................           684,766             665,460
                                                                   -------------        ------------
Total Liabilities and Stockholders' Equity....................        $1,510,090          $1,500,008
                                                                   =============        ============
 See notes to condensed consolidated financial statements.
*Taken from the audited financial statements at Feb. 3, 1996.
/TABLE

                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF EARNINGS
                       (dollar amounts in thousands, except per share amounts)
                                              UNAUDITED

                                                               Thirteen weeks ended
                                                         -------------------------------
                                                          May 4, 1996      April 29, 1995
                                                        --------------     ---------------
Merchandise Sales....................................        $364,250             $307,549
Service Revenue......................................          64,364               53,660
                                                         -------------       -------------
Total Revenues.......................................         428,614              361,209

Costs of Merchandise Sales...........................         255,730              217,261
Costs of Service Revenue.............................          51,583               43,561
                                                         -------------       -------------
Total Costs of Revenues..............................         307,313              260,822

Gross Profit from Merchandise Sales..................         108,520               90,288
Gross Profit from Service Revenue....................          12,781               10,099
                                                         -------------       -------------
Total Gross Profit...................................         121,301              100,387

Selling, General and Administrative Expenses.........          81,707               67,055
                                                         -------------       -------------
Operating Profit.....................................          39,594               33,332
Nonoperating Income..................................             464                  456
Interest Expense.....................................           8,128                7,965
                                                         -------------       -------------
Earnings Before Income Taxes                                   31,930               25,823

Income Taxes.........................................          11,814                9,619
                                                         -------------       -------------
Net Earnings.........................................          20,116               16,204

Retained Earnings, beginning of year.................         524,443              454,288
Cash Dividends.......................................           3,148                2,817
                                                          ------------       -------------
Retained Earnings, end of period.....................        $541,411             $467,675
                                                          ============       =============
Net Earnings per Share...............................        $    .33             $    .27
                                                          ============       =============
Cash Dividends per Share.............................        $  .0525             $  .0475
                                                          ============       =============

See notes to condensed consolidated financial statements.

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                             UNAUDITED
                                                                                      Thirteen weeks ended
                                                                            ----------------------------------
                                                                              May 4, 1996       April 29, 1995
                                                                            --------------      --------------
     Net Cash Provided by Operating Activities.......................            $  5,108            $ 81,157

Cash Flows from Investing Activities:
     Capital expenditures............................................             (32,413)            (39,211)
     Other, net......................................................                  52                  23
                                                                              ------------        ------------
     Net Cash Used in Investing Activities...........................             (32,361)            (39,188)

Cash Flows from Financing Activities:
     Net borrowings (payments) under line of credit agreements.......             147,400             (18,800)
     Reduction of long-term debt.....................................            (107,073)            (13,640)
     Acquisition of treasury stock...................................                   -              (2,705)
     Dividends paid..................................................              (3,148)             (2,817)
     Proceeds from exercise of stock options
       and dividend reinvestment plan................................               2,338                 604
                                                                              ------------         -----------
     Net Cash Provided by (Used in) Financing Activities.............              39,517             (37,358)
                                                                              ------------         -----------
Net Increase in Cash.................................................              12,264               4,611
Cash at Beginning of Year............................................              11,487              11,748
                                                                              ------------         -----------
Cash at End of Period................................................            $ 23,751            $ 16,359
                                                                              ============         ===========

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of May 4, 1996, the consolidated statements of earnings for the thirteen week periods ended May 4, 1996 and April 29, 1995 and the condensed consolidated statements of cash flows for the thirteen week periods ended May 4, 1996 and April 29, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at May 4, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 3, 1996 annual report to shareholders. The results of operations for the thirteen week period ended May 4, 1996 are not necessarily indicative of the operating results for the full year.


NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, inventories would have been approximately $9,991,000 and $10,491,000 higher at May 4, 1996 and February 3, 1996,respectively.


NOTE 3. Accounting for Stock Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning February 4, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to measure its stock based compensation awards to employees and will disclose the required pro forma effect on net income in the fiscal year ended February 1, 1997 financial statements.

                                        THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            THIRTEEN WEEKS ENDED MAY 4, 1996

Results of Operation -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
- ------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                      May 4, 1996      April 29, 1995        Fiscal 1996 vs.
                                                         (Fiscal 1996)       (Fiscal 1995)         Fiscal 1995
- ------------------------------------------------------  --------------       -------------     -----------------
Merchandise Sales.....................................         85.0%               85.1%               18.4%
Service Revenue (1)...................................         15.0                14.9                19.9
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                18.7

Costs of Merchandise Sales (2)........................         70.2 (3)            70.6 (3)            17.7
Costs of Service Revenue (2)..........................         80.1 (3)            81.2 (3)            18.4
                                                              ------              ------              ------
Total Costs of Revenues...............................         71.7                72.2                17.8

Gross Profit from Merchandise Sales...................         29.8 (3)            29.4 (3)            20.2
Gross Profit from Service Revenue.....................         19.9 (3)            18.8 (3)            26.6
                                                              ------              ------              ------
Total Gross Profit....................................         28.3                27.8                20.8

Selling, General and Administrative Expenses..........         19.1                18.6                21.9
                                                              ------              ------              ------
Operating Profit......................................          9.2                 9.2                18.8

Nonoperating Income...................................           .1                  .1                 1.8
Interest Expense......................................          1.9                 2.2                 2.0
                                                              ------              ------              ------
Earnings Before Income Taxes..........................           7.4                 7.1                23.6

Income Taxes..........................................          37.0(4)             37.2(4)             22.8
                                                              ------              ------              ------
Net Earnings..........................................           4.7                 4.5                24.1
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

Thirteen Weeks Ended May 4, 1996 vs. Thirteen Weeks Ended April 29, 1995
- ------------------------------------------------------------------------

Total revenues for the first quarter increased 19% due to a higher store count (518 at May 4, 1996 compared with 436 at April 29, 1995) coupled with a 6% increase in comparable store revenues (revenues generated by stores in operation during the same months of each period). Comparable store merchandise sales increased 5% while comparable service revenue increased 9%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to higher merchandise margins offset, in part, by an increase in store occupancy costs.

Gross profit from service revenue increased, as a percentage of service revenue, due primarily to decreases in service center personnel and service center occupancy costs.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to increases in general office expenses coupled with slight increases in store expenses, media costs and employee benefit costs.


Nonoperating income consisted of the following:
  (in thousands)
                                       1996              1995
                                       ------           ------
  Rental revenue                       $  401           $  378
  Investment income                        53               44
  Other income                             10               34
                                       ------           ------
  Total                                $  464           $  456
                                       ======           ======


Interest expense decreased, as a percentage of total revenues, due mainly to spreading similar costs over higher sales volume.

Net earnings increased, as a percentage of total revenues, due to an increase in comparable store sales coupled with increases, as a percentage of related revenues in gross profit from merchandise sales and gross profit from service revenues, and a decrease, as a percentage of total revenues, in interest expense offset, in part, by an increase in selling general and administrative expenses, as a percentage of total revenues.

LIQUIDITY AND CAPITAL RESOURCES - May 4, 1996
- ----------------------------------------------

The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. During the first quarter of 1996, the Company invested $32,413,000 in property and equipment while net inventory (net inventory includes the increase in inventory less the change in accounts payable) increased $52,719,000. Working capital increased from $39,868,000 at February 3, 1996 to $147,263,000 at May 4, 1996. At May 4, 1996, the Company had
stockholders' equity of $684,766,000 and long-term debt of $472,508,000. The Company's long-term debt was 41% of its total capitalization at May 4, 1996 and 36% at February 3, 1996.

The Company plans to open approximately 88 new stores during the balance of the current fiscal year. Management estimates that the cost of this expansion, coupled with expenditures in existing stores, warehouses and offices will be approximately $168,000,000. Funds required to finance the store expansion including related inventory requirements are expected to come primarily from operating activities with the remainder provided by unused lines of credit which totalled $177,100,000 at May 4, 1996, or from accessing traditional lending sources such as the public capital markets.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning February 4, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to measure its stock based compensation awards to employees and will disclose the required proforma effect on net income in the fiscal year ended February 1, 1997 financial statements.

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


                                  THE PEP BOYS - MANNY, MOE & JACK
                                  --------------------------------
                                                      (Registrant)

Date: June 6, 1996                       By: /s/ Michael J. Holden
      -----------------------            -------------------------

                                                 Michael J. Holden
                                         Executive Vice President,
                             Chief Financial Officer and Treasurer

INDEX TO EXHIBITS
- -----------------

  (11)    Computations of Earnings Per Share
  (27)    Financial Data Schedule