Form 10-Q
period 1996-08-03
PEP BOYS MANNY MOE & JACK
filed 1996-09-12
CIK 77449

                          UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended August 3, 1996

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


As of August 3, 1996 there were 62,519,838 shares of the registrant's Common Stock outstanding.

- -------------------------------------------------------------------
Index                                                         Page
- -------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            August 3, 1996 and February 3, 1996                 3

            Consolidated Statements of Earnings -
            Thirteen and Twenty-six weeks ended
            August 3, 1996 and July 29, 1995                    4

            Condensed Consolidated Statements of
            Cash Flows - Twenty-six weeks ended
            August 3, 1996 and July 29, 1995                    5

            Notes to Condensed Consolidated
            Financial Statements                                6

          Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                         7-11


PART II - OTHER INFORMATION                                    12
- ---------------------------

SIGNATURE                                                      14



- -------------------------------------------------------------------

                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                       (dollar amounts in thousands, except per share amounts)
                                                                  August 3, 1996   February 3, 1996*
                                                                   -------------   -----------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash.......................................................         $  22,455          $   11,487
   Accounts receivable, net...................................            14,905               4,832
   Merchandise inventories....................................           388,719             417,852
   Deferred income taxes......................................            16,338              16,338
   Other......................................................            13,441              15,964
                                                                   -------------       -------------
      Total Current Assets....................................           455,858             466,473

 Property and Equipment - at cost:
   Land.......................................................           245,986             243,738
   Building and improvements..................................           727,945             695,029
   Furniture, fixtures and equipment..........................           391,765             356,605
   Construction in progress...................................            16,371              12,431
                                                                    ------------       -------------
                                                                       1,382,067           1,307,803
   Less accumulated depreciation and amortization.............           322,339             293,751
                                                                   -------------       -------------
      Total Property and Equipment............................         1,059,728           1,014,052

 Other........................................................            20,294              19,483
                                                                   -------------       -------------
Total Assets..................................................        $1,535,880          $1,500,008
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable...........................................        $  148,248         $   222,524
   Accrued expenses...........................................           115,416              95,875
   Short-term borrowings......................................            30,500                   -
   Income taxes payable.......................................             9,541                   -
   Current maturities of long-term debt.......................               141             108,206
                                                                   -------------       -------------
      Total Current Liabilities...............................           303,846             426,605

 Long-Term Debt, less current maturities......................           387,252             280,793
 Deferred Income Taxes........................................            40,925              40,900
 Convertible Subordinated Notes...............................            86,250              86,250
 Commitments & Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares - Issued and
    outstanding 62,519,838 and 62,084,021.....................            62,520              62,084
   Additional paid-in capital.................................           146,873             139,202
   Retained earnings..........................................           568,483             524,443
                                                                   -------------        ------------
                                                                         777,876             725,729
   Less:
     Shares held in benefits trust, 2,232,500 shares, at cost.            60,269              60,269
                                                                   -------------        ------------
      Total Stockholders' Equity..............................           717,607             665,460
                                                                   -------------        ------------
Total Liabilities and Stockholders' Equity....................        $1,535,880          $1,500,008
                                                                   =============        ============

 See notes to condensed consolidated financial statements.
*Taken from the audited financial statements at February 3, 1996.
/TABLE

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF EARNINGS
                                      (dollar amounts in thousands, except per share amounts)
                                                             UNAUDITED

                                                            Thirteen weeks ended                       Twenty-six weeks ended
                                                         ---------------------------------       ---------------------------------
                                                        August 3, 1996      July 29, 1995       August 3, 1996       July 29, 1995
                                                         -------------     ---------------       -------------       -------------
Merchandise Sales....................................        $ 405,724           $ 349,567          $ 769,974           $ 657,116
Service Revenue......................................           70,949              61,271            135,313             114,931
                                                         -------------       -------------       -------------       -------------
Total Revenues.......................................          476,673             410,838            905,287             772,047

Costs of Merchandise Sales...........................          279,634             242,825            535,364             460,086
Costs of Service Revenue.............................           55,618              48,270            107,201              91,831
                                                         -------------       -------------       -------------       -------------
Total Costs of Revenues..............................          335,252             291,095            642,565             551,917

Gross Profit from Merchandise Sales..................          126,090             106,742            234,610             197,030
Gross Profit from Service Revenue....................           15,331              13,001             28,112              23,100
                                                         -------------       -------------       -------------       -------------
Total Gross Profit...................................          141,421             119,743            262,722             220,130

Selling, General and Administrative Expenses.........           86,088              72,503            167,795             139,558
                                                         -------------       -------------       -------------       -------------
Operating Profit.....................................           55,333              47,240             94,927              80,572

Nonoperating Income..................................              483                 692                947               1,148
Interest Expense.....................................            7,824               7,718             15,952              15,683
                                                         -------------       -------------       -------------        ------------
Earnings Before Income Taxes.........................           47,992              40,214             79,922              66,037

Income Taxes.........................................           17,757              14,980             29,571              24,599
                                                         -------------       -------------       -------------        ------------

Net Earnings.........................................           30,235              25,234             50,351              41,438

Retained Earnings, beginning of period...............          541,411             467,675            524,443             454,288
Cash Dividends.......................................            3,163               2,945              6,311               5,762
                                                          ------------       -------------        ------------       -------------
Retained Earnings, end of period.....................        $ 568,483           $ 489,964          $ 568,483           $ 489,964
                                                          ============       =============        ============       =============
Net Earnings per Share...............................        $     .49           $     .41          $     .82           $     .68
                                                          ============       =============        ============       =============
Cash Dividends per Share.............................        $   .0525           $   .0475          $    .105           $    .095
                                                          ============       =============        ============       =============

See notes to condensed consolidated financial statements.

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                             UNAUDITED
                                                                                    Twenty-six weeks ended
                                                                             ---------------------------------
                                                                            August 3, 1996       July 29, 1995
                                                                             -------------       -------------
     Net Cash Provided by Operating Activities.......................            $ 56,946           $ 125,162

Cash Flows from Investing Activities:
     Capital expenditures............................................             (77,798)            (86,074)
     Other, net......................................................               1,130                  37
                                                                              ------------        ------------
     Net Cash Used in Investing Activities...........................             (76,668)            (86,037)

Cash Flows from Financing Activities:
     Net borrowings (payments) under line of credit agreements.......             136,000            (110,200)
     Reduction of long-term debt.....................................            (107,106)            (19,743)
     Dividends paid..................................................              (6,311)             (5,762)
     Proceeds from exercise of stock options
       and dividend reinvestment plan................................               8,107               3,722
     Net proceeds from issuance of notes.............................                   -              98,992
                                                                              ------------         -----------
     Net Cash Provided by (Used in) Financing Activities.............              30,690             (32,991)
                                                                              ------------         -----------
Net Increase in Cash.................................................              10,968               6,134

Cash at Beginning of Year............................................              11,487              11,748
                                                                              ------------         -----------
Cash at End of Period................................................           $  22,455            $ 17,882
                                                                              ============         ===========

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of August 3, 1996, the consolidated statements of earnings for the thirteen and twenty-six week periods ended August 3, 1996 and July 29, 1995 and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 3, 1996 and July 29, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments ) necessary to present fairly the financial position, results of operations and cash flows at August 3, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 3, 1996 annual report to shareholders. The results of operations for the thirteen and twenty-six week periods ended August 3, 1996 are not necessarily indicative of the operating results for the full year.


NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, inventories would have been approximately $8,491,000 and 10,491,000 higher at August 3, 1996 and February 3, 1996, respectively.

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

NOTE 4.  Impairment of Long-Lived Assets

Effective February 4, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. This new standard had no impact on the Company's financial position or results of operations.

                                        THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            THIRTEEN WEEKS ENDED AUGUST 3, 1996

Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
- ------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                    August 3, 1996      July 29, 1995        Fiscal 1996 vs.
                                                         (Fiscal 1996)       (Fiscal 1995)          Fiscal 1995
- ------------------------------------------------------  --------------       -------------     -----------------
Merchandise Sales.....................................         85.1%               85.1%               16.1%
Service Revenue (1)...................................         14.9                14.9                15.8
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                16.0

Costs of Merchandise Sales (2)........................         68.9 (3)            69.5 (3)            15.2
Costs of Service Revenue (2)..........................         78.4 (3)            78.8 (3)            15.2
                                                              ------              ------              ------
Total Costs of Revenues...............................         70.3                70.9                15.2

Gross Profit from Merchandise Sales...................         31.1 (3)            30.5 (3)            18.1
Gross Profit from Service Revenue.....................         21.6 (3)            21.2 (3)            17.9
                                                              ------              ------              ------
Total Gross Profit....................................         29.7                29.1                18.1

Selling, General and Administrative Expenses..........         18.1                17.6                18.7
                                                              ------              ------              ------
Operating Profit......................................         11.6                11.5                17.1

Nonoperating Income...................................           .1                  .2               (30.2)
Interest Expense......................................          1.6                 1.9                 1.4
                                                              ------              ------              ------
Earnings Before Income Taxes..........................         10.1                 9.8                19.3

Income Taxes..........................................         37.0 (4)            37.3 (4)            18.5
                                                              ------              ------              ------
Net Earnings..........................................          6.3                 6.1                19.8
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

Thirteen Weeks Ended August 3, 1996 vs. Thirteen Weeks Ended July 29, 1995
- ------------------------------------------------------------------------

Total revenues for the second quarter increased 16% due to a higher store count (540 at August 3, 1996 compared with 453 at July 29, 1995) coupled with a 3% increase in comparable store revenues (revenues generated by stores in operation during the same months of each period). Comparable store merchandise sales increased 2% while comparable service revenue increased 5%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to higher merchandise margins offset, in part, by an increase in store occupancy costs.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to slight increases in general office costs, store expenses and employee benefits costs.

Nonoperating income consisted of the following:
  (in thousands)
                                       1996              1995
                                       ------           ------
  Rental revenue                       $  405           $  632
  Investment income                        76               33
  Other income                              2               27
                                       ------           ------
  Total                                $  483           $  692
                                       ======           ======

Interest expense decreased, as a percentage of total revenues, due mainly to spreading such costs over higher sales volume.

Net earnings increased, as a percentage of total revenues, due to an increase in comparable store sales coupled with an increase, as a percentage of merchandise sales, in gross profit from merchandise sales, and a decrease, as a percentage of total revenues, in interest expense offset, in part, by an increase, as a percentage of total revenues, in selling, general and administrative expenses.

                                        THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            TWENTY-SIX WEEKS ENDED AUGUST 3, 1996

Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
- ------------------------------------------------------  ----------------------------------     -----------------
Twenty-six weeks ended                                  August 3, 1996      July 29, 1995        Fiscal 1996 vs.
                                                         (Fiscal 1996)       (Fiscal 1995)         Fiscal 1995
- ------------------------------------------------------  --------------       -------------     -----------------
Merchandise Sales.....................................         85.1%               85.1%               17.2%
Service Revenue (1)...................................         14.9                14.9                17.7
                                                             -------             -------             -------
Total Revenues........................................        100.0               100.0                17.3

Costs of Merchandise Sales (2)........................         69.5 (3)            70.0 (3)            16.4
Costs of Service Revenue (2)..........................         79.2 (3)            79.9 (3)            16.7
                                                              ------              ------              ------
Total Costs of Revenues...............................         71.0                71.5                16.4

Gross Profit from Merchandise Sales...................         30.5 (3)            30.0 (3)            19.1
Gross Profit from Service Revenue.....................         20.8 (3)            20.1 (3)            21.7
                                                              ------              ------              ------
Total Gross Profit....................................         29.0                28.5                19.3

Selling, General and Administrative Expenses..........         18.5                18.1                20.2
                                                              ------              ------              ------
Operating Profit......................................         10.5                10.4                17.8

Nonoperating Income...................................           .1                  .1               (17.5)
Interest Expense......................................          1.8                 2.0                 1.7
                                                              ------              ------              ------
Earnings Before Income Taxes..........................          8.8                 8.5                21.0
Income Taxes..........................................         37.0 (4)            37.3 (4)            20.2
                                                              ------              ------              ------
Net Earnings..........................................          5.6                 5.4                21.5
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

Twenty-six Weeks Ended August 3, 1996 vs. Twenty-six Weeks Ended July 29,
1995
- -----------------------------------------------------------------------------

Total revenues for the first half increased 17% due to a higher store count (540 at August 3, 1996 compared with 453 at July 29, 1995) coupled with a 4 % increase in comparable store revenues. Comparable store merchandise sales increased 4% while comparable service revenue increased 6%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to higher merchandise margins offset, in part, by an increase in store occupancy costs.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to increases in general office costs and store expenses.


Nonoperating income consisted of the following:
  (in thousands)
                                       1996              1995
                                       ------           ------
  Rental revenue                       $  807           $1,010
  Investment income                       129               77
  Other income                             11               61
                                       ------           ------
  Total                                $  947           $1,148
                                       ======           ======

Interest expense decreased, as a percentage of total revenues, due mainly to spreading such costs over higher sales volume.

Net earnings increased, as a percentage of total revenues, due to an increase in comparable store sales coupled with an increase, as a percentage of merchandise sales, in gross profit from merchandise sales, and a decrease, as a percentage of total revenues, in interest expense offset, in part, by an increase, as a percentage of total revenues, in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES - August 3, 1996
- ----------------------------------------------

The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. During the first twenty-six weeks of 1996, the Company invested $77,798,000 in property and equipment while net inventory (inventory less accounts payable) increased $45,143,000. Working capital increased from $39,868,000 at February 3, 1996 to $152,012,000 at August 3, 1996. At
August 3, 1996 the Company had stockholders' equity of $717,607,000 and long-term debt of $473,502,000. The Company's long-term debt was 40% of its total capitalization at August 3, 1996 and 36% at February 3, 1996.

The Company plans to open approximately 66 new stores during the balance of the current fiscal year. Management estimates that the cost of this expansion, coupled with expenditures in existing stores, warehouses and offices will be approximately $122,000,000. Funds required to finance the store expansion including related inventory requirements are expected to come primarily from operating activities with the remainder provided by unused lines of credit which totalled $178,500,000 at August 3, 1996, or from accessing traditional lending sources such as the public capital markets.

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

Effective February 4, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. This new standard had no impact on the Company's financial position or results of operations.

PART II - OTHER INFORMATION
- ---------------------------

Item 1.   Legal Proceedings

             The Company is a defendant in a purported class action entitled "Brian Lee, Anthony Baxton, and Harry Schlein v. The Pep Boys - Manny, Moe & Jack," Civil Action No. 96-0652-CB, United States District Court for the Southern District of Alabama, Southern Division. This action was originally filed on or about May 21, 1996 in the Circuit Court of Mobile county, Alabama. The
             Company has since removed the case to federal court, and the plaintiffs have filed a motion to remand the case back to Alabama state court. The Plaintiff's motion to remand is pending before the federal District Court. In their complaint, the plaintiffs allege that the Company sold used or old automotive batteries to consumers as if those batteries were new. The complaint purports to state causes of action for fraud and deceit, negligent misrepresentation, breach of contract and violation of state consumer protection statutes. The plaintiffs are seeking compensatory and punitive damages, as well as injunctive and equitable relief. The Company believes the claims are without merit and intends to vigorously defend this action, including opposing the certification of a class.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          An annual meeting of shareholders was held on May 29, 1996, The shareholders approved the election of directors shown below.

          Directors Elected at Annual Meeting of Shareholders
          ---------------------------------------------------
          Mitchell G. Leibovitz       Chairman of the Board & CEO; Pep Boys
                                      Votes FOR: 51,905,579
                                      Votes WITHHELD: 730,622

          Lester Rosenfeld            Private Investor
                                      Votes FOR: 51,892,805
                                      Votes WITHHELD: 743,396

          Lennox K. Black             Chairman of the Board;
                                       Teleflex Incorporated
                                       Chairman of the Board & CEO;
                                       Penn Virginia Corporation
                                      Votes FOR: 51,896,456
                                      Votes WITHHELD: 739,745
          .................................................................

          Directors whose term of office continued after the Annual Meeting of Shareholders
          -----------------------------------------------------------------
          Pemberton Hutchinson        Chairman of the Board;
                                       Westmoreland Coal Company

          Bernard J. Korman           Chairman of the Board; PCI Services,
                                       Inc.;
                                      Chairman of the Board; NutraMax
                                       Products, Inc.

          J. Richard Leaman, Jr.      Retired, formerly President & CEO;
                                       S.D. Warren Company

          Malcolmn D. Pryor           Chairman of the Board;
                                       Pryor, McClendon, Counts & Co., Inc.

          Benjamin Strauss            Consultant to Pep Boys

          Myles H. Tanenbaum          President; Arbor Property Trust

          David V. Wachs              Retired, formerly Chairman of the Board
                                       & CEO; Charming Shoppes, Inc.
          ...................................................................


          The shareholders approved the appointment of the independent auditors Deloitte & Touche LLP with 52,292,549 affirmative votes, 117,624 negative votes and 226,027 abstentions.

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


                                  THE PEP BOYS - MANNY, MOE & JACK
                                  --------------------------------
                                                      (Registrant)

Date: September 12, 1996                 By: /s/ Michael J. Holden
      ------------------                 -------------------------

                                                 Michael J. Holden
                                           Executive Vice President,
                              Chief Financial Officer and Treasurer

INDEX TO EXHIBITS
- -----------------
  (11)    Computation of Earnings Per Share

  (27)    Financial Data Schedule