Form 10-Q
period 1996-11-02
PEP BOYS MANNY MOE & JACK
filed 1996-12-17
CIK 77449

                          UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended November 2, 1996

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


As of November 2, 1996 there were 62,786,536 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------
Index                                                         Page
-------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            November 2, 1996 and February 3, 1996               3

            Consolidated Statements of Earnings -
            Thirteen and Thirty-nine weeks ended
            November 2, 1996 and October 28, 1995               4

            Condensed Consolidated Statements of
            Cash Flows - Thirty-nine weeks ended
            November 2, 1996 and October 28, 1995               5

            Notes to Condensed Consolidated
            Financial Statements                                6

          Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                         7-11


PART II - OTHER INFORMATION                                    12
---------------------------

SIGNATURE                                                      13



-------------------------------------------------------------------

                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                       (dollar amounts in thousands, except per share amounts)
                                                                November 2, 1996   February 3, 1996*
                                                                   -------------   -----------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash.......................................................         $  27,340          $   11,487
   Accounts receivable, net...................................             5,339               4,832
   Merchandise inventories....................................           462,443             417,852
   Deferred income taxes......................................            16,281              16,338
   Other......................................................            25,670              15,964
                                                                   -------------       -------------
      Total Current Assets....................................           537,073             466,473

 Property and Equipment - at cost
   Land.......................................................           257,820             243,738
   Building and improvements..................................           748,568             695,029
   Furniture, fixtures and equipment..........................           410,354             356,605
   Construction in progress...................................            23,417              12,431
                                                                    ------------       -------------
                                                                       1,440,159           1,307,803
   Less accumulated depreciation and amortization.............           337,567             293,751
                                                                   -------------       -------------
      Total Property and Equipment............................         1,102,592           1,014,052

 Other........................................................            22,642              19,483
                                                                   -------------       -------------
Total Assets..................................................        $1,662,307          $1,500,008
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable...........................................        $  196,191         $   222,524
   Accrued expenses...........................................           112,724              95,875
   Income taxes payable.......................................             9,838                   -
   Current maturities of long-term debt.......................               143             108,206
                                                                   -------------       -------------
      Total Current Liabilities...............................           318,896             426,605

 Long-Term Debt, less current maturities......................           317,108             280,793
 Deferred Income Taxes........................................            40,925              40,900
 Convertible Subordinated Notes...............................            86,250              86,250
 Zero Coupon Convertible Subordinated Notes...................           150,729                   -
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares - Issued and
    outstanding 62,786,536 and 62,084,021.....................            62,787              62,084
   Additional paid-in capital.................................           152,800             139,202
   Retained earnings..........................................           593,081             524,443
                                                                   -------------        ------------
                                                                         808,668             725,729
   Less:
     Shares held in benefits trust, 2,232,500 shares, at cost.            60,269              60,269
                                                                   -------------        ------------
      Total Stockholders' Equity..............................           748,399             665,460
                                                                   -------------        ------------
Total Liabilities and Stockholders' Equity....................        $1,662,307          $1,500,008
                                                                   =============        ============

 See notes to condensed consolidated financial statements.
*Taken from the audited financial statements at February 3, 1996.
/TABLE

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF EARNINGS
                                      (dollar amounts in thousands, except per share amounts)
                                                             UNAUDITED

                                                            Thirteen weeks ended                       Thirty-nine weeks ended
                                                      ------------------------------------    ------------------------------------
                                                      November 2, 1996   October 28, 1995     November 2, 1996    October 28, 1995
                                                      ----------------     ---------------    ----------------       -------------
Merchandise Sales....................................        $ 408,670           $ 350,473        $ 1,178,644         $ 1,007,589
Service Revenue......................................           70,149              61,314            205,462             176,245
                                                         -------------       -------------       -------------       -------------
Total Revenues.......................................          478,819             411,787          1,384,106           1,183,834

Costs of Merchandise Sales...........................          284,029             245,826            819,393             705,912
Costs of Service Revenue.............................           56,503              49,987            163,704             141,818
                                                         -------------       -------------       -------------       -------------
Total Costs of Revenues..............................          340,532             295,813            983,097             847,730

Gross Profit from Merchandise Sales..................          124,641             104,647            359,251             301,677
Gross Profit from Service Revenue....................           13,646              11,327             41,758              34,427
                                                         -------------       -------------       -------------       -------------
Total Gross Profit...................................          138,287             115,974            401,009             336,104

Selling, General and Administrative Expenses.........           88,178              74,512            255,973             214,070
                                                         -------------       -------------       -------------       -------------
Operating Profit.....................................           50,109              41,462            145,036             122,034

Nonoperating Income..................................              925                 457              1,872               1,605
Interest Expense.....................................            6,943               7,758             22,895              23,441
                                                         -------------       -------------       -------------        ------------
Earnings Before Income Taxes.........................           44,091              34,161            124,013             100,198

Income Taxes.........................................           16,314              12,725             45,885              37,324
                                                         -------------       -------------       -------------        ------------

Net Earnings.........................................           27,777              21,436             78,128              62,874

Retained Earnings, beginning of period...............          568,483             489,964            524,443             454,288
Cash Dividends.......................................            3,179               2,735              9,490               8,497
                                                          ------------       -------------        ------------       -------------
Retained Earnings, end of period.....................        $ 593,081           $ 508,665          $ 593,081           $ 508,665
                                                          ============       =============        ============       =============
Earnings per Share...................................        $     .44           $     .35          $    1.26           $    1.03
                                                          ============       =============        ============       =============
Cash Dividends per Share.............................        $   .0525           $   .0475          $   .1575           $   .1425
                                                          ============       =============        ============       =============

See notes to condensed consolidated financial statements.

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                             UNAUDITED
                                                                                   Thirty-nine weeks ended
                                                                          ------------------------------------
                                                                          November 2, 1996    October 28, 1995
                                                                          ----------------    ----------------
     Net Cash Provided by Operating Activities.......................            $ 73,182           $ 152,135

Cash Flows from Investing Activities:
     Capital expenditures............................................            (137,618)           (132,933)
     Other, net......................................................               1,283                  94
                                                                              ------------        ------------
     Net Cash Used in Investing Activities...........................            (136,335)           (132,839)

Cash Flows from Financing Activities:
     Net borrowings (payments) under line of credit agreements.......              35,086             (89,200)
     Reduction of long-term debt.....................................            (107,141)            (19,775)
     Dividends paid..................................................              (9,490)             (8,497)
     Proceeds from exercise of stock options
       and dividend reinvestment plan................................              14,301               4,490
     Net proceeds from issuance of notes.............................             146,250              98,992
                                                                              ------------         -----------
     Net Cash Provided by (Used in) Financing Activities.............              79,006             (13,990)
                                                                              ------------         -----------
Net Increase in Cash.................................................              15,853               5,306

Cash at Beginning of Year............................................              11,487              11,748
                                                                              ------------         -----------
Cash at End of Period................................................           $  27,340            $ 17,054
                                                                              ============         ===========

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of November 2, 1996, the consolidated statements of earnings for the thirteen and thirty-nine week periods ended November 2, 1996 and October 28, 1995 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 2, 1996 and October 28, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 2, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 3, 1996 annual report to shareholders. The results of operations for the thirteen and thirty-nine week periods ended November 2, 1996 are not necessarily indicative of the operating results for the full year.


NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, inventories would have been approximately $6,491,000 and $10,491,000 higher at November 2, 1996 and February 3, 1996, respectively.

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

NOTE 5.   Long-term Debt

On September 20, 1996 the Company received net proceeds of $146,250,112 from the issuance of zero coupon subordinated Liquid Yield Option Notes due 2011 (the "LYONs") which have an aggregate principal amount at maturity of $271,704,000. The LYONs were issued at a discount representing a yield to maturity of 4.0 percent, and are redeemable, at the Company's option, at any time on or after September 20, 2001. The LYONs are redeemable at the option of the holders on September 20, 2001 and September 20, 2006. At the holders' option, each $1,000 principle amount at maturity of LYONs is convertible, at any time, into 12.929 shares of the Company's common stock subject to adjustment in certain events.

                                        THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            THIRTEEN WEEKS ENDED NOVEMBER 2, 1996

Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                  November 2, 1996   October 28, 1995        Fiscal 1996 vs.
                                                         (Fiscal 1996)       (Fiscal 1995)          Fiscal 1995
------------------------------------------------------  --------------       -------------     -----------------
Merchandise Sales.....................................         85.3%               85.1%               16.6%
Service Revenue (1)...................................         14.7                14.9                14.4
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                16.3

Costs of Merchandise Sales (2)........................         69.5 (3)            70.1 (3)            15.5
Costs of Service Revenue (2)..........................         80.5 (3)            81.5 (3)            13.0
                                                              ------              ------              ------
Total Costs of Revenues...............................         71.1                71.8                15.1

Gross Profit from Merchandise Sales...................         30.5 (3)            29.9 (3)            19.1
Gross Profit from Service Revenue.....................         19.5 (3)            18.5 (3)            20.5
                                                              ------              ------              ------
Total Gross Profit....................................         28.9                28.2                19.2

Selling, General and Administrative Expenses..........         18.4                18.1                18.3
                                                              ------              ------              ------
Operating Profit......................................         10.5                10.1                20.9

Nonoperating Income...................................           .2                  .1               102.4

Interest Expense......................................          1.5                 1.9               (10.5)
                                                              ------              ------              ------
Earnings Before Income Taxes..........................          9.2                 8.3                29.1

Income Taxes..........................................         37.0 (4)            37.3 (4)            28.2
                                                              ------              ------              ------
Net Earnings..........................................          5.8                 5.2                29.6
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

Thirteen Weeks Ended November 2, 1996 vs. Thirteen Weeks Ended October 28,
1995
------------------------------------------------------------------------

Total revenues for the third quarter increased 16% due to a higher store count (561 at November 2, 1996 compared with 472 at October 28, 1995) coupled with a 5% increase in comparable store revenues (revenues generated by stores in operation during the same months of each period). Comparable store merchandise sales increased 5% while comparable service revenue increased 6%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to higher merchandise margins offset, in part, by an increase in store occupancy costs.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to an increase in general office costs.

Nonoperating income consisted of the following:
  (in thousands)
                                       1996              1995
                                       ------           ------
  Rental revenue                       $  275           $  358
  Investment income                       625               79
  Other income                             25               20
                                       ------           ------
  Total                                $  925           $  457
                                       ======           ======

Interest expense decreased, as a percentage of total revenues, due mainly to spreading lower interest costs over higher sales volume.

Net earnings increased, as a percentage of total revenues, due to an increase in comparable store sales coupled with an increase, as a percentage of merchandise sales, in gross profit from merchandise sales, and a decrease, as a percentage of total revenues, in interest expense offset, in part, by an increase, as a percentage of total revenues, in selling, general and administrative expenses.

                                        THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                            THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996

Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirty-nine weeks ended                               November 2, 1996   October 28, 1995        Fiscal 1996 vs.
                                                         (Fiscal 1996)       (Fiscal 1995)         Fiscal 1995
------------------------------------------------------  --------------       -------------     -----------------
Merchandise Sales.....................................         85.2%               85.1%               17.0%
Service Revenue (1)...................................         14.8                14.9                16.6
                                                             -------             -------             -------
Total Revenues........................................        100.0               100.0                16.9

Costs of Merchandise Sales (2)........................         69.5 (3)            70.1 (3)            16.1
Costs of Service Revenue (2)..........................         79.7 (3)            80.5 (3)            15.4
                                                              ------              ------              ------
Total Costs of Revenues...............................         71.0                71.6                16.0

Gross Profit from Merchandise Sales...................         30.5 (3)            29.9 (3)            19.1
Gross Profit from Service Revenue.....................         20.3 (3)            19.5 (3)            21.3
                                                              ------              ------              ------
Total Gross Profit....................................         29.0                28.4                19.3

Selling, General and Administrative Expenses..........         18.5                18.0                19.6
                                                              ------              ------              ------
Operating Profit......................................         10.5                10.4                18.8

Nonoperating Income...................................           .1                  .1                16.6
Interest Expense......................................          1.6                 2.0                (2.3)
                                                              ------              ------              ------
Earnings Before Income Taxes..........................          9.0                 8.5                23.8
Income Taxes..........................................         37.0 (4)            37.3 (4)            22.9
                                                              ------              ------              ------
Net Earnings..........................................          5.6                 5.3                24.3
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

Thirty-nine Weeks Ended November 2, 1996 vs. Thirty-nine Weeks Ended October 28, 1995
-----------------------------------------------------------------------------

Total revenues increased 17% due to a higher store count (561 at November 2, 1996 compared with 472 at October 28, 1995) coupled with a 4% increase in comparable store revenues. Comparable store merchandise sales increased 4% while comparable service revenue increased 6%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to higher merchandise margins coupled with a slight decrease in warehousing costs offset, in part, by an increase in store occupancy costs.

Gross profit from service revenue increased, as a percentage of service revenue, due primarily to decreases in service personnel and service center occupancy costs.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to increases in general office costs coupled with a slight increase in employee benefits costs.


Nonoperating income consisted of the following:
  (in thousands)
                                       1996              1995
                                       ------           ------
  Rental revenue                       $1,082           $1,368
  Investment income                       754              156
  Other income                             36               81
                                       ------           ------
  Total                                $1,872           $1,605
                                       ======           ======

Interest expense decreased, as a percentage of total revenues, due mainly to spreading slightly lower costs over higher sales volume.

Net earnings increased, as a percentage of total revenues, due to an increase in comparable store sales coupled with increases, as a percentage of related sales and revenues, in gross profit from merchandise sales and gross profit from service revenue, and a decrease, as a percentage of total revenues, in interest expense offset, in part, by an increase, as a percentage of total revenues, in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES - NOVEMBER 2, 1996
----------------------------------------------

The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. During the first thirty-nine weeks of 1996, the Company invested $137,618,000 in property and equipment while net inventory (inventory less accounts payable) increased $70,924,000. Working capital increased from $39,868,000 at February 3, 1996 to $218,177,000 at November 2, 1996. At
November 2, 1996 the Company had stockholders' equity of $748,399,000 and long-term debt of $554,087,000. The Company's long-term debt was 43% of its total capitalization at November 2, 1996 and 36% at February 3, 1996.

The Company plans to open approximately 43 new stores during the balance of the current fiscal year. Management estimates that the cost of this expansion, coupled with expenditures in existing stores, warehouses and offices will be approximately $63,000,000. Funds required to finance the store expansion including related inventory requirements are expected to come primarily from operating activities with the remainder provided by unused lines of credit which totalled $238,800,000 at November 2, 1996, or from accessing traditional lending sources such as the public capital markets.

On September 20, 1996 the Company sold zero coupon convertible notes due September 20, 2011 having a maturity value of $271,704,000. The net proceeds of $146,250,112 were used to repay the Company's short-term variable-rate bank debt and portions of the Company's long-term variable-rate bank debt and for general corporate purposes.

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

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings

             The Company is a defendant in a purported class action entitled "Brian Lee, Anthony Baxton, and Harry Schlein v. The Pep Boys - Manny, Moe & Jack," Civil Action No. 96-0652-CB, United States District Court for the Southern District of Alabama, Southern Division. This action was originally filed on or about May 21, 1996 in the Circuit Court of Mobile county, Alabama. The Company has since removed the case to federal court, and the plaintiffs have filed a motion to remand the case back to Alabama state court. The Company has also moved to dismiss the case for failure to state a claim. The Plaintiff's motion to remand is pending before the federal District Court. In their complaint, the plaintiffs allege that the Company sold used automotive batteries to consumers as if those batteries were new. The complaint purports to state causes of action for fraud and deceit, negligent misrepresentation, breach of contract and violation of state consumer protection statutes. The plaintiffs are seeking compensatory and punitive damages, as well as injunctive and equitable relief. The company believes the claims are without merit and intends to vigorously defend this action.

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

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE PEP BOYS - MANNY, MOE & JACK
                                  --------------------------------
                                                      (Registrant)

Date:  December 16, 1996                By: /s/ Michael J. Holden
      -----------------------            -------------------------

                                                 Michael J. Holden
                                           Executive Vice President,
                                             Chief Financial Officer

INDEX TO EXHIBITS
-----------------
  (11)    Computation of Earnings Per Share

  (27)    Financial Data Schedule