Form 10-K
period 1997-02-01
PEP BOYS MANNY MOE & JACK
filed 1997-05-02
CIK 77449

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-K
--------------------------------------------------------------------------------

(Mark One)

(x) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the fiscal year ended February 1, 1997

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

   Title of each class                Name of each exchange on which registered
-----------------------------         -----------------------------------------

Common Stock, $1.00 par value                 New York Stock Exchange

4% Convertible Subordinated
Notes due September 1, 1999                   New York Stock Exchange

Liquid Yield Option Notes
due September 20, 2011                        New York Stock Exchange

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

                            Yes  X   No ______

Index to Exhibits is on Page 42

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

                            Yes ___  No   X



As of the close of business on April 11, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $1,636,141,244.

As of April 11, 1997, there were 63,194,492 shares of the registrant's common stock outstanding.

This Annual Report on Form 10-K contains forward looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward looking statements involve risks and uncertainties which could significantly affect expected results in the future from those expressed in any such forward looking statements made by, or on behalf of the Company.

DOCUMENTS INCORPORATED BY REFERENCE

PART III Portions of the registrant's definitive proxy statement, which will be filed with the commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year, for the Company's Annual Meeting of Shareholders presently scheduled to be held on June 4, 1997.

     This Annual Report on Form 10-K for the year ended February 1, 1997, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities on or after the date of such filing, pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

PART I
ITEM 1 BUSINESS

GENERAL

The Pep Boys - Manny, Moe & Jack and Subsidiaries (the "Company") is engaged principally in the retail sale of automotive parts and accessories, automotive maintenance and service and the installation of parts sold by it through its chain of 604 stores (as of February 1, 1997) which consists of 528 SUPERCENTERS, having an aggregate of 5,398 service bays, and 76 PARTS USA stores. The Company operates approximately 11,761,000 gross square feet of retail space, including the service bays. The SUPERCENTERS average approximately 20,800 square feet and the PARTS USA stores average approximately 10,300 square feet.

As of February 1, 1997, the Company operated its stores in 33 states, the District of Columbia and Puerto Rico. The following table indicates by state the number of stores of the Company in operation at the end of fiscal 1993, 1994, 1995 and 1996 and the number of stores opened and closed by the Company during each of the last three fiscal years:

                                      NUMBER OF STORES AT END OF FISCAL YEARS 1993
THROUGH 1996
                                  1994                    1995                    1996
                   1993  ----------------------  ----------------------  ---------------------
State          Year End  Opened Closed Year End  Opened Closed Year End  Opened Closed Year End
---------      --------  ------ ------ --------  ------ ------ --------  ------ ------ --------
Alabama               1       -      -        1       -      -        1       -      -        1
Arizona              24       -      -       24       -      -       24       -      1       23
Arkansas              1       -      -        1       -      -        1       -      -        1
California           93      11*     2      102      17      1      118      29      1      146
Colorado              -       5      -        5       1      -        6       2      -        8
Connecticut           -       -      -        -       2      -        2       5      -        7
Delaware              5       -      -        5       -      -        5       -      -        5
District of Columbia  -       -      -        -       2      -        2       1      -        3
Florida              33       1      -       34       4      -       38       4      -       42
Georgia              20       -      -       20       2      -       22       3      -       25
Illinois              3      10      -       13       4      -       17       4      -       21
Indiana               1       -      -        1       2      -        3       3      -        6
Kansas                1       1      -        2       -      -        2       -      -        2
Kentucky              1       2      -        3       1      -        4       -      -        4
Louisiana            12       -      -       12       -      -       12       -      -       12
Maryland             16       -      -       16       3      1       18       2      -       20
Massachusetts         2       1      -        3       2      -        5       4      -        9
Michigan              -       1      -        1       5      -        6       5      -       11
Missouri              1       -      -        1       -      -        1       -      -        1
Nevada                8       -      -        8       -      -        8       -      -        8
New Hampshire         -       1      -        1       -      -        1       1      -        2
New Jersey           14       2      1       15       3      -       18       8      -       26
New Mexico            8       -      -        8       -      -        8       -      -        8
New York              9       2      -       11       3      -       14      13      -       27
North Carolina       11       -      -       11       -      -       11       -      -       11
Ohio                  -       9      -        9       1      -       10       3      -       13
Oklahoma              6       -      -        6       -      -        6       -      -        6
Pennsylvania         31       3      -       34       8      2       40       3      -       43
Puerto Rico           -       -      -        -       7      -        7       4      -       11
Rhode Island          1       -      -        1       -      -        1       2      -        3
South Carolina        6       -      -        6       -      -        6       -      -        6
Tennessee             7       -      -        7       -      -        7       -      -        7
Texas                52       3      -       55       8      -       63       2      -       65
Utah                  6       -      -        6       -      -        6       -      -        6
Virginia             13       -      -       13       -      -       13       2      -       15
                    ---     ---    ---      ---     ---    ---      ---     ---    ---      ---
Total               386      52      3      435      75      4      506     100      2      604
                    ===     ===    ===      ===     ===    ===      ===     ===    ===      ===

* Included in this number is the Company's Santa Monica store which was temporarily closed in fiscal 1993 and re-opened in fiscal 1994.

NEW STORES AND EXPANSION STRATEGY

     During fiscal 1996, the Company opened 56 SUPERCENTERS, all of which include service bays, and 44 PARTS USA stores. Two outmoded units were closed, one of which was replaced by a SUPERCENTER.

     The Company's typical SUPERCENTER is a free standing, "one-stop" shopping automotive warehouse that features approximately 12 state-of-the-art service bays. Each SUPERCENTER carries an average of approximately 27,000 stock-keeping units and serves the automotive aftermarket needs of the "do-it-yourself", the "do-it-for-me" and the "buy-for-resale" customer segments. Late in 1996, a new SUPERCENTER prototype was introduced that averages approximately 18,200 square feet. The Company intends to continue to utilize this new prototype in 1997. While the overall size of the SUPERCENTER will be reduced, the number of stock-keeping units offered will not decrease.

     PARTS USA stores operate in locations that the Company believes will be better served by stores with an extensive selection of parts and accessories (an average of approximately 26,000 stock-keeping units per store) but without tires or service bays. These stores are generally located in certain urban areas and areas located between SUPERCENTERS. PARTS USA stores primairly serve the automotive aftermarket needs of the "do-it-yourself" and the "buy-for-resale" customer segments. New PARTS USA stores will average approximately
8,100 square feet.   The Company believes the utilization of this supplemental
format will enable it to grow at a faster rate and achieve greater economies of scale by providing more retail outlets as well as increase its market penetration and share over time.

     The Company expects to open approximately 120 new stores in 1997, most of which are expected to be in existing markets. If all 120 stores are opened, the Company anticipates spending approximately $188,000,000 in addition to the $14,194,000 it has already spent as of February 1, 1997 in connection with certain of these locations. Funds required to finance this expansion are expected to come primarily from operating activities with the remainder provided by unused lines of credit or from accessing traditional lending sources which may include the public capital markets.

     The Company is positioning certain SUPERCENTERS and PARTS USA stores to deliver high quality parts to the professional installer.
This will strengthen the Company's position in the "buy-for-resale" category by allowing the Company to further penetrate its markets while providing a valuable service to the professional mechanic.
As of the end of 1996, the Company operated the Auto Parts Delivery program in 57 of its stores.

     The most important factors considered by the Company when deciding to open new stores are vehicle and population demographics, competitive positioning and site development costs. The most important factors considered by the Company when deciding whether to close a store are profitability and whether the store is outmoded by virtue of store size, location and surroundings, number of service bays, number of other stores within the same market area and the cost/benefit of establishing a replacement store rather than expanding or otherwise upgrading an older store.

     The Company's ability to meet its expansion goals will depend, in large measure, upon the availability of suitable sites, prevailing economic conditions, its success in completing negotiations to purchase or lease properties, and its ability to obtain governmental approvals and meet construction deadlines.

MERCHANDISING

     Each Pep Boys' SUPERCENTER and PARTS USA store carries the same basic product line, with variations based on the number and type of cars registered in the different markets. A full complement of a SUPERCENTER and a PARTS USA stores' inventory currently includes an average of approximately 27,000 and 26,000 items, respectively. The Company's automotive product line includes: tires (not included in PARTS USA stores); batteries; new and rebuilt parts for domestic and imported cars, including suspension parts, ignition parts, mufflers, engines and engine parts, oil and air filters, belts, hoses, air conditioning parts, and brake parts; chemicals, including oil, antifreeze, polishes, additives, cleansers and paints; mobile electronics, including sound systems and alarms; car accessories, including seat covers, floor mats, gauges, mirrors and booster cables; and a large selection of truck and van accessories.

     In addition to offering a wide variety of high quality, branded products, the Company sells an array of high quality products under the Pep Boys and
various other private label names.   The Company sells oil, transmission fluid
and chemicals under the Pep Boys name. The Company also sells oil treatments and lubricants under the name PROLINE(tm) and paints under the name VARSITY (R). The Company sells starters and alternators under the name PROSTART(R), water pumps under the name PROCOOL(R) and batteries under the names PRO-START(R), MASTER START(tm) and RIGHT START(tm). Brakes are sold under the names
SHUR GRIP(R), PROSTOP(R) and ELITE (tm) and tires under the names CORNELL(R) and FUTURA(R). The Company also sells shock absorbers under the name PRO RYDER(R), and trunk and hatchback lift supports under the name PROLIFT(R). All products sold by the Company under the Pep Boys and various other private label names accounted for approximately 25% of the Company's merchandise sales in fiscal 1996. The remaining merchandise is sold under the brand names of others.
Except for revenues from maintaining or repairing automobiles and installing products, which accounted for approximately 15.0%, 15.0% and 13.9% of the Company's total revenues in fiscal years 1996, 1995 and 1994, respectively, no class of products or services accounted for as much as 10% of the Company's total revenues.

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

     The Company uses various forms of advertising to promote its category dominant product offering, its state-of-the-art automotive service and repair capabilities and its commitment to customer service and satisfaction. The Company's advertising vehicles include, but are not limited to, multipage catalogs, television and radio commercials and in-store promotions. Most of the gross cost of the advertising directed by the Company is customarily borne by the suppliers of the products advertised.

     In fiscal 1996, approximately 66% of the Company's total revenues were cash transactions (including personal checks), and the remainder were credit and charge card sales.

     The Company does not experience significant seasonal fluctuation in the generation of its revenues.

STORE OPERATIONS AND MANAGEMENT

     All Pep Boys' stores are open seven days a week. Each SUPERCENTER has a manager, a service manager, a parts manager and two or more assistant managers. Each PARTS USA store has a manager, a parts manager and two or more assistant managers. A store manager's average length of service with the Company is approximately six years.

     The Company has service bays in 528 of its 604 locations. Each service department can perform a variety of services which include: engine diagnosis and tune-ups, wheel alignments, state inspections, air conditioning service, coolant system service; the repair and installation of parts and accessories including brake parts, suspension parts, exhaust systems, front end parts, ignition parts, belts, hoses, clutches, filters, radios, alarms, sun roofs, cruise controls, and various other merchandise sold in Pep Boys' stores; installation and balancing of tires, and oil and lubrication services.

     The Company coordinates the operation and merchandising of each store through a network of district and regional managers. The regional managers report to one of three divisional Vice Presidents - Store Operations and one Vice President - Service Operations, who report to the Company's Senior Vice President - Store Operations who reports to the Company's Executive Vice President and Chief Operating Officer. Supervision and control over the individual stores are facilitated by means of the Company's computer system, operational handbooks and regular visits to the individual stores by the district operations managers and loss prevention personnel.

     All of the Company's advertising, accounting, management information systems, purchasing and most administrative functions are conducted at its corporate headquarters in Philadelphia, Pennsylvania. Certain administrative functions for the Company's western, southwestern, southeastern, midwest and Puerto Rico operations are performed at various regional offices of the Company. See "Properties."

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

SUPPLIERS

     During fiscal 1996, the Company's ten largest suppliers accounted for approximately 38% of the merchandise purchased by the Company. No single supplier accounted for more than 10% of the Company's purchases. The Company has no long-term contracts for the purchase of merchandise. Management believes that the relationships the Company has established with its suppliers are generally good.

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

     In addition, the Company believes that its operation of service bays in its SUPERCENTERS positively differentiates it from most of its competitors by providing its customers with the ability to purchase parts and have them installed at the same location. The Company believes that the warranty policies in connection with the higher priced items it sells, such as tires, batteries, brake linings and other major automotive parts and accessories, are comparable or superior to those of its competitors.

EMPLOYEES

At February 1, 1997, the Company employed 20,489 persons as follows:

                                 Full-time        Part-time          Total
Description                   Numbers     %     Numbers    %     Numbers    %
-------------------------------------------------------------------------------
Store Sales                   6,793     43.8    3,664    73.5    10,457    51.0
Store Service                 6,412     41.4    1,100    22.1     7,512    36.7
                             ------    -----    -----   -----    ------   -----
STORE TOTAL                  13,205     85.2    4,764    95.6    17,969    87.7

Warehouses                    1,077      6.9      200     4.0     1,277     6.2
Offices                       1,220      7.9       23      .4     1,243     6.1
                             ------    -----    -----   -----    ------   -----
TOTAL EMPLOYEES              15,502    100.0    4,987   100.0    20,489   100.0
                             ======    =====    =====   =====    ======   =====

     Of the 1,277 full-time and part-time warehouse employees referred to above, 340 employees at the Company's New Jersey warehouse facilities are members of a union. The Company believes employee relations are generally good. At the end of fiscal 1995, the Company employed approximately 13,186 full-time and 4,405 part-time employees and at the end of fiscal 1994, the Company employed approximately 11,804 full-time and 4,070 part-time employees.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table indicates the names, ages, years with the Company and positions (together with the year of election to such positions) of the executive officers of the Company:

                                 Years with       Position with the Company and
Name                      Age       Company       Date of Election to Position
---------------------     ---    ----------       -----------------------------

Mitchell G. Leibovitz      51            18       Chairman of the Board since
                                                  March 1994; Chief Executive
                                                  Officer since March 1990;
                                                  President since 1986

Wendel H. Province         49             7       Executive Vice President
                                                  since November 1994; Chief
                                                  Operating Officer since
                                                  March 1993

Michael J. Holden          45            17       Executive Vice President
                                                  since March 1996; Senior Vice
                                                  President & Chief Financial
                                                  Officer since March 1987

Frederick A. Stampone      41            14       Senior Vice President
                                                  since March 1987; Chief
                                                  Administrative Officer since
                                                  March 1993; Secretary since
                                                  December 1988

Mark L. Page               40            21       Senior Vice President - Store
                                                  Operations since March 1993


Messrs. Leibovitz, Province, Holden and Stampone have been executive officers of the Company for more than the past five years. Mr. Page has been an executive officer of the Company for less than the past five years. Mr. Page was a regional manager for the Company from February 1987 until February 1991 when he was elected Vice President - Western Store Operations. On March 14, 1993, Mr. Page became Senior Vice President - Store Operations. Each of the officers serves at the pleasure of the Board of Directors of the Company. There are no arrangements or understandings pursuant to which any officer was elected to office.

ITEM 2   PROPERTIES

     The Company's headquarters in Philadelphia, Pennsylvania, which also serves as an administrative regional office for its eastern operations, occupies a five-story structure owned by the Company with approximately 300,000 square feet of floor space. The Company occupies approximately 30,000 square feet of a 60,000 square foot, three-story structure which the Company owns located in Los Angeles, California which serves as an administrative regional office for its western operations. The Company leases approximately 4,000 square feet of office space in each of Decatur, Georgia; Richardson, Texas; and owns approximately 4,000 square feet of office space in each of Melrose Park, Chicago; and Bayamon, Puerto Rico, all of which serve as administrative regional offices.

     Of the 604 store locations operated by the Company at February 1, 1997, 346 are owned and 258 are leased. Of the 258 leased store locations, 114 are fully leased and 144 are ground leases only.

     The following table sets forth certain information regarding the owned and leased warehouse space utilized by the Company for its 604 store locations at February 1, 1997.

Warehouse           Products       Square    Owned or  Stores    States
Location            Warehoused     Footage   Leased    Serviced  Serviced
---------------------------------------------------------------------------
Los Angeles, CA     All except     216,000   Owned     149       AZ, CA, NV
                    tires

Los Angeles, CA     Tires           73,000   Leased    124       AZ, CA, NV

Los Angeles, CA     All except     137,000   Leased    149       AZ, CA, NV
                    tires

Phoenix, AZ         All except     108,000   Owned      57       AZ, CO, NM,
                    tires and                                    NV, TX, UT
                    chemicals

Phoenix, AZ         Tires and       56,000   Leased     57       AZ, CO, NM,
                    chemicals                                    NV, TX, UT


Bridgeport, NJ      All except     195,000   Owned     171       CT, DE, DC,
                    tires                                        MA, MD, MI,
                                                                 NH, NJ, NY,
                                                                 OH, PA, PR,
                                                                 RI, VA

Bridgeport, NJ      Tires and      273,000   Leased    171       CT, DE, DC,
                    chemicals                                    MA, MD, MI,
                                                                 NH, NJ, NY,
                                                                 OH, PA, PR,
                                                                 RI, VA


Atlanta, GA         All            392,000   Owned     147       AL, FL, GA,
                                                                 IL, IN, KY,
                                                                 NC, OH, PR,
                                                                 SC, TN, VA

Mesquite, TX        All            244,000   Owned      80       AR, KS, LA,
                                                                 MO, OK, TX
                                 ---------
Total                            1,694,000
                                 =========

     To meet its current expansion requirements the Company plans to open a 400,000 square foot, leased warehouse facility in Plainfield, Indiana in June 1997. Additionally, the Company plans to open a 240,000 square foot, leased warehouse facility in Northern California in late 1997.

     The Company anticipates that its existing and planned warehouse space will accommodate inventory necessary to support store expansion and any increase in stock-keeping units through the end of fiscal 1997.

     The Company is subject to federal, state and local provisions relating to the protection of the environment, including provisions with respect to the disposal of oil at its store locations. Estimated capital expenditures relating to compliance with such environmental provisions are not deemed material.

ITEM 3  LEGAL PROCEEDINGS
        The Company is a defendant in a purported class action entitled "Brian Lee, Anthony Baxton, and Harry Schlein v. The Pep Boys - Manny, Moe & Jack," United States District Court for the Southern District of Alabama, Southern Division. The action was originally filed on or about May 21, 1996 in the Circuit Court of Mobile County, Alabama. The Company has since removed the case to Federal Court, and the plaintiffs have filed a motion to remand the case back to Alabama State Court. The Company has also moved to dismiss the case for failure to state a claim. The plaintiffs' motion to remand and the Company's motion to dismiss are pending before the Federal District Court. In their complaint, the plaintiffs allege that the Company sold old or used automotive batteries to consumers as if those batteries were new. The complaint purports to state causes of action for fraud and deceit, negligent misrepresentation, breach of contract and violation of state consumer protection statutes. The plaintiffs are seeking compensatory and punitive damages, as well as injunctive and equitable relief. The Company believes the claims are without merit and intends to vigorously defend this action.
   The Company is also party to various other lawsuits and claims arising in the normal course of business. In the opinion of management, these lawsuits and claims, including the case above, are not singularly or in the aggregate, material to the Company's financial position or results of operations.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended February 1, 1997.

PART II
ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The common stock of The Pep Boys - Manny, Moe & Jack is listed on the New York Stock Exchange under the symbol "PBY". There were 4,336 registered shareholders as of February 1, 1997. The following table sets forth for the periods listed, the high and low sale prices and the cash dividends paid on the Company's common stock.


MARKET PRICE PER SHARE

                                       Market Price Per Share  Cash Dividends
Fiscal year ended February 1, 1997       High        Low          Per Share
-----------------------------------------------------------------------------
First Quarter                            34 7/8       27 7/8         $.0525
Second Quarter                           35 1/2       28              .0525
Third Quarter                            38 1/4       29 1/8          .0525
Fourth Quarter                           38           27 7/8          .0525

Fiscal year ended February 3, 1996
-----------------------------------------------------------------------------
First Quarter                            34 3/4       24 3/8         $.0475
Second Quarter                           32 1/4       25 1/8          .0475
Third Quarter                            29 1/8       22 1/2          .0475
Fourth Quarter                           29 1/2       21 7/8          .0475



It is the present intention of the Company's Board of Directors to continue to pay regular quarterly cash dividends; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company and other factors which the Board of Directors deems relevant.

ITEM 6  SELECTED FINANCIAL DATA

The following table sets forth the selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

SELECTED FINANCIAL DATA (UNAUDITED)
(dollar amounts in thousands, except per share amounts)

Year ended                        Feb. 1, 1997   Feb. 3, 1996  Jan. 28, 1995  Jan. 29,1994  Jan. 30, 1993
STATEMENT OF EARNINGS DATA

Merchandise sales                   $1,554,757     $1,355,008     $1,211,536    $1,076,543     $1,008,191
Service revenue                        273,782        239,332        195,449       164,590        147,403
Total revenues                       1,828,539      1,594,340      1,406,985     1,241,133      1,155,594
Gross profit from merchandise sales    484,494        411,133        364,378       307,861        272,412
Gross profit from service revenue       53,025         44,390         32,417        27,457         24,528
Total gross profit                     537,519        455,523        396,795       335,318        296,940
Selling, general and
 administrative expenses               350,419        296,089        247,872       214,710        194,160
Operating profit                       187,100        159,434        148,923       120,608        102,780
Nonoperating income                      2,435          2,090          3,490         3,601          3,015
Interest expense                        30,306         32,072         25,931        19,701         20,180
Earnings before income taxes
 and cumulative effect of change
 in accounting principle               159,229        129,452        126,482       104,508         85,615
Earnings before cumulative effect
 of change in accounting principle     100,824         81,494         80,008        65,512         54,579
Cumulative effect of change in
 accounting principle                        -              -         (4,300)            -              -
Net earnings                           100,824         81,494         75,708        65,512         54,579

BALANCE SHEET DATA
Working capital                     $   70,691     $   39,868     $  121,858    $   92,518     $  104,622
Current ratio                        1.13 to 1      1.09 to 1      1.42 to 1     1.37 to 1      1.47 to 1
Merchandise inventories             $  520,082     $  417,852     $  366,843    $  305,872     $  295,179
Property and equipment-net           1,189,734      1,014,052        861,910       723,452        628,918
Total assets                         1,818,365      1,500,008      1,291,019     1,078,518        967,813
Long-term debt (excludes
 convertible debt)                     217,178        280,793        294,537       253,000        209,347
Convertible debt                       238,487         86,250         86,250             -              -
Stockholders' equity                   778,091        665,460        586,253       547,759        509,763

DATA PER COMMON SHARE

Earnings before cumulative effect
 of change in accounting principle  $     1.62     $     1.34     $     1.32    $     1.06     $      .90
Cumulative effect of change in
 accounting principle                        -              -           (.07)            -              -
Net earnings                              1.62           1.34           1.25          1.06            .90
Cash dividends                             .21            .19            .17           .15          .1375
Stockholders' equity                     12.33          10.72           9.53          8.97           8.40
Common share price range:
 high-low                        38 1/4-27 7/8  34 3/4-21 7/8     36 7/8-26  27 1/2-20 1/2  27 3/8-17 1/8


OTHER STATISTICS

Return on average
  stockholders' equity                   14.0%           13.0%         13.4%         12.4%           12.3%
Common shares outstanding           63,119,491     62,084,021    61,501,679    61,060,055      60,669,102
Capital expenditures                $  245,246     $  205,913     $ 185,072     $ 135,165      $   78,025
Number of retail outlets                   604            506           435           386             357



ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.
                                     Percentage of Total Revenues                Percentage Change
                                -----------------------------------------  ---------------------------------
                                Feb. 1, 1997  Feb. 3, 1996  Jan. 28, 1995  Fiscal 1996 vs. Fiscal 1995 vs.
Year ended                      (Fiscal 1996) (Fiscal 1995) (Fiscal 1994)  Fiscal 1995     Fiscal 1994
-------------------------       ------------- ------------- -------------  --------------- ---------------
Merchandise Sales............        85.0%          85.0%         86.1%        14.7%           11.8%
Service Revenue(1)...........        15.0           15.0          13.9         14.4            22.5
                                ------------- ------------- -------------  --------------- ---------------
Total Revenues                      100.0          100.0         100.0         14.7            13.3

Costs of Merchandise Sales(2)        68.8(3)        69.7(3)       69.9(3)      13.4            11.4
Costs of Service Revenue(2)..        80.6(3)        81.5(3)       83.4(3)      13.2            19.6
                                ------------- ------------- -------------  --------------- ---------------
Total Costs of Revenues......        70.6           71.4          71.8         13.4            12.7

Gross Profit from Merchandise Sales  31.2(3)        30.3(3)       30.1(3)      17.8            12.8
Gross Profit from Service Revenue.   19.4(3)        18.5(3)       16.6(3)      19.5            36.9
                                ------------- ------------- -------------  --------------- ---------------
Total Gross Profit...........        29.4           28.6          28.2         18.0            14.8

Selling, General and
  Administrative Expenses....        19.2           18.6          17.6         18.3            19.5
                                ------------- ------------- -------------  --------------- ---------------
Operating Profit.............        10.2           10.0          10.6         17.4             7.1

Nonoperating Income..........          .1             .1            .2         16.5           (40.1)

Interest Expense.............         1.6            2.0           1.8         (5.5)           23.7
                                ------------- ------------- -------------  --------------- --------------
Earnings Before Income Taxes and
  Cumulative Effect of Change in
  Accounting Principle.......         8.7            8.1           9.0         23.0             2.3

Income Taxes.................        36.7(4)        37.0(4)       36.7(4)      21.8             3.2
                                ------------- ------------- -------------  --------------- --------------
Earnings Before Cumulative Effect of
  Change in Accounting Principle      5.5            5.1           5.7         23.7             1.9

Cumulative Effect of Change in
  Accounting Principle.......           -              -           (.3)           -               -
                                ------------- ------------- --------------  -------------- -------------
Net Earnings                          5.5            5.1           5.4         23.7             7.6
                                ============= ============= ==============  ==============  =============

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

FISCAL 1996 vs. FISCAL 1995

   Total revenues for fiscal 1996, which included 52 weeks, increased 15% over fiscal 1995, which included 53 weeks, due to a higher store count (604 at February 1, 1997 compared with 506 at February 3, 1996) coupled with a 4% increase in comparable store revenues (revenues generated by stores in operation during the same months of each period). Comparable store merchandise sales increased 4% while comparable store service revenue increased 6%.

   The increase in gross profit from merchandise sales, as a percentage of merchandise sales, was due primarily to significantly higher merchandise margins and a decrease in warehousing costs, offset, in part, by an increase in store occupancy costs.

   The increase in gross profit from service revenue, as a percentage of service revenue, was due primarily to a decrease in service center employee benefits expense.

   The increase in selling, general and administrative expenses, as a percentage of total revenues, was due primarily to increases in store expenses and general office costs.

   Interest expense decreased, as a percentage of total revenues, due primarily to lower interest rates, partially offset by higher debt levels incurred to fund the Company's store expansion program.

   The 24% increase in net earnings in fiscal 1996, as compared with fiscal 1995, was due primarily to increases in total and comparable store revenues, a substantial increase in gross profit from merchandise sales, as a percentage of merchandise sales, an increase in gross profit from service revenue, as a percentage of service revenue and lower interest expense, as a percentage of total revenues, offset, in part, by higher selling, general and administrative expenses, as a percentage of total revenues.


FISCAL 1995 vs. FISCAL 1994

   Total revenues for fiscal 1995, which included 53 weeks, increased 13% over fiscal 1994 due to a higher store count (506 at February 3, 1996 compared with 435 at January 28, 1995). Comparable store revenues (revenues generated by stores in operation during the same months of each period) increased 1%. Comparable store merchandise sales decreased 1% while comparable store service revenue increased 7%.

   The increase in gross profit from merchandise sales, as a percentage of merchandise sales, was due primarily to higher merchandise margins, offset, in part, by increases in store occupancy and warehousing costs.

   The increase in gross profit from service revenue, as a percentage of service revenue, was due primarily to decreases in service payroll and service center occupancy costs.

   The increase in selling, general and administrative expenses, as a percentage of total revenues, was due primarily to increases in store, general office and employee benefits expenses, offset, in part, by a decrease in media costs.

   The 24% increase in interest expense was due to higher debt levels incurred during the year to fund the Company's store expansion program coupled with higher interest rates.

   The 2% increase in net earnings before the cumulative effect of a change in accounting principle in fiscal 1995, as compared with fiscal 1994, was due primarily to increases in gross profit from merchandise sales, as a percentage of merchandise sales, and gross profit from service revenue, as a percentage of service revenue, offset, in part, by increases in selling, general and administrative expenses and interest expense, as a percentage of total revenues.

EFFECTS OF INFLATION

   The Company uses the LIFO method of inventory valuation. Thus, the cost of merchandise sold approximates current cost. Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on revenues or results of operations during fiscal 1996, fiscal 1995 or fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. The Company opened 100 stores in fiscal 1996, 75 stores in fiscal 1995 and 51 stores in fiscal 1994. In fiscal 1996, with increased levels of capital expenditures, the Company increased its debt by $43,550,000. In fiscal 1995, with an increase in cash from operating activities, the Company decreased its debt by $22,507,000. In fiscal 1994, with increased levels of capital expenditures coupled with cash utilized to purchase its stock for transfer to the Flexitrust, a flexible employee benefits trust (established April 29, 1994 to fund a portion of the Company's obligations arising from various employee compensation and benefit plans and holding 2,232,500 shares of Common Stock as of February 1, 1997), the Company increased its debt by $182,859,000.

   The following table indicates the Company's principal cash requirements for the past three years.

(dollar amounts                Fiscal       Fiscal       Fiscal
in thousands)                    1996         1995         1994      Total
----------------------------------------------------------------------------
Cash Requirements:

Capital expenditures         $245,246     $205,913     $185,072   $636,231
Net inventory
  (decrease) increase(1)      (12,782)     (71,351)      87,248      3,115
----------------------------------------------------------------------------
  Total                      $232,464     $134,562     $272,320   $639,346
----------------------------------------------------------------------------
Net cash provided by
  operating activities
  (excluding the change
  in net inventory)          $169,811     $159,968     $124,368   $454,147
  --------------------------------------------------------------------------
   1 Net inventory (decrease) increase is the change in inventory less the change in accounts payable.

   Inventories have increased in the past three years as the Company added a net of 218 stores while the average number of stock-keeping units per store rose during the period from approximately 24,000 to approximately 27,000, many of which are higher cost hard parts.

   The Company currently plans to open approximately 120 new stores in fiscal 1997. Management estimates that the cost to open all 120 stores, coupled with capital expenditures relating to existing stores, warehouses and offices during fiscal 1997, will be approximately $250,000,000. The funds required to finance the store expansion, including related inventory requirements, are expected to come primarily from operating activities, with the remainder provided by unused lines of credit, which totaled $266,000,000 at February 1, 1997, or from accessing traditional lending sources which may include the public capital markets.

   On August 25, 1994, the Company sold $86,250,000 of 4% convertible subordinated notes due September 1, 1999. Proceeds were used to repay portions of the Company's short-term variable-rate bank debt.

   On April 21, 1995, the Company amended and restated a revolving credit agreement it had with several major banks to increase the amount of borrowings provided from up to $100,000,000 to up to $200,000,000. At the Company's option, the interest rate on any loan may be based on (i) the higher of the Federal funds rate plus 1/4% or the prime rate, (ii) LIBOR plus up to .63% or
(iii) a negotiated rate based upon market conditions.

   On June 12, 1995, the Company sold $100,000,000 of 7% Notes due June 1, 2005. Proceeds were used to repay portions of the Company's long-term variable-rate bank debt, and for general corporate purposes.

   On September 20, 1996, the Company received net proceeds of $146,250,000 from the sale of zero coupon subordinated Liquid Yield Option Notes due 2011 which have an aggregate principal amount at maturity of $271,704,000. The notes were issued at a discount representing a yield to maturity of 4%. Proceeds from the notes were used to repay the Company's short-term variable-rate bank debt and portions of the Company's long-term variable-rate bank debt and for general corporate purposes.

   The Company's working capital was $70,691,000 at February 1, 1997, $39,868,000 at February 3, 1996 and $121,858,000 at January 28, 1995. The
Company's long-term debt, as a percentage of its total capitalization, was 37% at February 1, 1997, 36% at February 3, 1996 and 39% at January 28, 1995.

FUTURE ACCOUNTING STANDARD

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This new standard requires dual presentation of basic and diluted earnings per share
(EPS) on the face of the statement of earnings and requires reconciliation of the numerators and denominators of the basic and diluted EPS calculations. This statement will be effective for the fourth quarter of the Company's 1997 fiscal year. Assuming the Company had adopted the provisions of SFAS No. 128, the pro forma effect on the Company's EPS calculations for the last three fiscal years are as follows: 1996 - as reported: $1.62, basic: $1.67; 1995 - as reported:
$1.34, basic: $1.37; and 1994 - as reported: $1.25, basic: $1.28.  For the fiscal year ended January 28, 1995, both as reported and pro forma basic EPS information include a $.07 per share charge from the cumulative effect of an accounting change for postemployment benefits. The Company's reported EPS calculations are the same as pro forma diluted EPS.

ITEM 8  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT
Board of Directors and Stockholders
The Pep Boys - Manny, Moe & Jack

   We have audited the accompanying consolidated balance sheets of The Pep
Boys - Manny, Moe & Jack and subsidiaries as of February 1, 1997 and
February 3, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended February 1, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pep Boys - Manny, Moe & Jack and subsidiaries at February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
   As discussed in Note A to the consolidated financial statements, in 1994 the Company changed its method of accounting for postemployment benefits to conform with Statement of Financial Accounting Standards No. 112.



DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 18, 1997

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except per share amounts)


                                                     February 1,    February 3,
                                                            1997           1996
                                                     -----------    -----------
ASSETS
Current Assets:
  Cash ...........................................    $    2,589     $   11,487
  Accounts receivable, less allowance for
    uncollectible accounts of $252 and $251.......         7,653          4,165
  Merchandise inventories.........................       520,082        417,852
  Prepaid expenses................................        33,042         15,628
  Deferred income taxes...........................        16,982         16,338
  Other...........................................        24,570          1,003
                                                      ----------     ----------
      Total Current Assets........................       604,918        466,473

Property and Equipment - at cost:
  Land............................................       278,345        243,738
  Building and improvements.......................       794,244        695,029
  Furniture, fixtures and equipment...............       448,425        356,605
  Construction in progress........................        22,528         12,431
                                                      ----------     ----------
                                                       1,543,542      1,307,803
  Less accumulated depreciation and amortization..       353,808        293,751
                                                      ----------     ----------
      Total Property and Equipment................     1,189,734      1,014,052

Other.............................................        23,713         19,483
                                                     ----------     ----------

                                                      $1,818,365     $1,500,008
                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.................................   $  337,536     $  222,524
  Accrued expenses.................................      133,557         95,875
  Short-term borrowings............................       63,000              -
  Current maturities of long-term debt.............          134        108,206
                                                      ----------      ----------
      Total Current Liabilities....................      534,227        426,605
                                                      ----------      ----------
Long-Term Debt, less current maturities............      217,178        280,793
Deferred Income Taxes..............................       50,382         40,900
Convertible Subordinated Notes.....................       86,250         86,250
Zero Coupon Convertible Subordinated Notes.........      152,237              -
Commitments and Contingencies
Stockholders' Equity:
  Common Stock, par value $1 per share:
      Authorized 500,000,000 shares;
      Issued and outstanding 63,119,491
        and 62,084,021.............................       63,119         62,084
  Additional paid-in capital.......................      162,660        139,202
  Retained earnings................................      612,581        524,443
                                                      ----------     ----------
                                                         838,360        725,729
  Less cost of shares in benefits trust -
      2,232,500 shares, at cost....................       60,269         60,269
                                                      ----------     ----------
      Total Stockholders' Equity...................      778,091        665,460
                                                      ----------     ----------
           Total Stockholders' Equity..............   $1,818,365     $1,500,008
                                                      ==========     ==========

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(dollar amounts in thousands, except per share amounts)

                                       February 1,   February 3,   January 28,
Year ended                                    1997          1996          1995
-----------------------------------    -----------   -----------   -----------

Merchandise Sales..................     $1,554,757    $1,355,008    $1,211,536

Service Revenue....................        273,782       239,332       195,449
                                        ----------    ----------    ----------
Total Revenues.....................      1,828,539     1,594,340     1,406,985
                                        ----------    ----------    ----------
Costs of Merchandise Sales.........      1,070,263       943,875       847,158
Costs of Service Revenue...........        220,757       194,942       163,032
                                        ----------    ----------    ----------
Total Costs of Revenues............      1,291,020     1,138,817     1,010,190
                                        ----------    ----------    ----------
Gross Profit from Merchandise Sales        484,494       411,133       364,378
Gross Profit from Service Revenue..         53,025        44,390        32,417
                                        ----------    ----------    ----------
Total Gross Profit.................        537,519       455,523       396,795

Selling, General and Administrative
  Expenses.........................        350,419       296,089       247,872
                                        ----------    ----------    ----------
Operating Profit...................        187,100       159,434       148,923

Nonoperating Income................          2,435         2,090         3,490

Interest Expense...................         30,306        32,072        25,931
                                        ----------    ----------    ----------
Earnings Before Income Taxes and
  Cumulative Effect of Change in
  Accounting Principle.............        159,229       129,452       126,482

Income Taxes.......................         58,405        47,958        46,474
                                        ----------    ----------     ----------
Earnings Before Cumulative Effect
  of Change in Accounting Principle        100,824        81,494        80,008

Cumulative Effect of Change in
  Accounting Principle.............              -             -        (4,300)
                                        ----------    ----------     ---------
Net Earnings                            $  100,824    $   81,494     $  75,708
                                        ==========    ==========     =========
Earnings per Share Before
  Cumulative Effect of Change in
  Accounting Principle.............     $     1.62    $     1.34     $    1.32
Cumulative Effect of Change in
  Accounting Principle.............              -             -          (.07)
                                        ----------    ----------     ---------
Net Earnings per Share                  $     1.62    $     1.34     $    1.25
                                        ==========    ==========     =========

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollar amounts in thousands, except per share amounts)

                                     Common Stock    Additional                                     Total
                                  -------------------   Paid-in   Retained Treasury  Benefits Stockholders'
                                      Shares   Amount   Capital   Earnings Stock     Trust       Equity
                                  ----------  -------  --------  --------- --------- --------- ------------

Balance, January 29, 1994         61,060,055  $61,060  $122,977  $388,653  $(24,931) $      -     $547,759

Net earnings....................                                   75,708                           75,708
Cash dividends ($.17 per share).                                  (10,073)                         (10,073)
Exercise of stock options
  and related tax benefits......     427,543      428     7,568                                      7,996
Dividend reinvestment plan......      14,081       14       421                                        435
Acquisitions and transfers
  of 75,000 shares to
  employees' savings plan.......                           (122)                807                    685
Acquisitions and transfers
  of 2,232,500 shares
  of treasury stock to
  benefits trust................                           (112)             24,124   (60,269)     (36,257)
                                  ----------  -------  ---------  --------  -------  ---------  ----------
Balance, January 28, 1995......   61,501,679   61,502   130,732   454,288         -   (60,269)     586,253

Net earnings...................                                    81,494                           81,494
Cash dividends ($.19 per share)                                   (11,339)                         (11,339)
Exercise of stock options
  and related tax benefits.....      555,471      555     7,829                                      8,384
Dividend reinvestment plan.....       26,871       27       662                                        689
Acquisitions and transfers
  of 140,000 shares to
  employees' savings plan......                             (21)                                       (21)
                                  ----------  ------- ---------- ---------  --------- ---------  ---------
Balance, February 3, 1996......   62,084,021   62,084   139,202   524,443           -   (60,269)   665,460

Net earnings...................                                   100,824                          100,824
Cash dividends ($.21 per share)                                   (12,686)                         (12,686)
Exercise of stock options
  and related tax benefits.....    1,002,333    1,002    22,977                                     23,979
Dividend reinvestment plan.....       33,137       33     1,025                                      1,058
Acquisitions and transfers
  of 150,500 shares to
  employees' savings plan......                            (544)                                      (544)

                                  ----------  -------  ---------  ---------  --------- ---------  ---------
Balance, February 1, 1997         63,119,491  $63,119  $162,660   $612,581   $       -  $(60,269)  $778,091
                                  ==========  =======  =========  =========  ========= =========  =========

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
                                                         February 1,   February 3,   January 28,
Year ended                                                      1997          1996          1995
-------------------------------------------------------   ----------   -----------   -----------
Cash Flows from Operating Activities:
  Net earnings..........................................  $ 100,824      $ 81,494       $ 75,708
  Adjustments to Reconcile Net Earnings to Net Cash
   Provided by Operating Activities:
  Depreciation and amortization.........................     65,757        53,456         44,402
  Accretion of discount on zero coupon convertible
   subordinated notes...................................      2,238             -              -
  Cumulative effect of accounting change................          -             -          4,300
  Increase in deferred income taxes.....................      8,838         2,034          5,611
  Loss (gain) from sales of assets......................        (34)          201         (1,406)
Changes in operating assets and liabilities:
  Increase in accounts receivable, prepaid expenses
    and other...........................................    (44,950)       (2,445)        (7,854)
  Increase in merchandise inventories...................   (102,230)      (51,009)       (60,971)
  Increase (decrease) in accounts payable...............    115,012       122,360        (26,277)
  Increase in accrued expenses..........................     37,138        25,228          3,607
                                                          ----------    ----------    ----------
     Total Adjustments..................................     81,769       149,825        (38,588)
                                                          ----------    ----------    ----------
     Net Cash Provided by Operating Activities..........    182,593       231,319         37,120
                                                          ----------    ----------    ----------
Cash Flows from Investing Activities:
  Capital expenditures..................................   (245,246)     (205,913)      (183,872)
  Proceeds from sales of assets.........................      3,841           114          3,437
  Other, net............................................          -             -            116
                                                          ----------    ----------    ----------
     Net Cash Used in Investing Activities..............   (241,405)     (205,799)      (180,319)
                                                          ----------    ----------    ----------
Cash Flows from Financing Activities:
  Net (payments) borrowings under line of credit
    agreements..........................................     (1,500)     (102,700)       117,700
  Reduction of long-term debt...........................   (107,187)      (19,807)       (22,291)
  Dividends paid........................................    (12,686)      (11,339)       (10,073)
  Net proceeds from issuance of notes...................    146,250        98,992         85,387
  Acquisitions of treasury stock........................          -             -        (36,257)
  Proceeds from exercise of stock options...............     23,979         8,384          7,996
  Proceeds from dividend reinvestment plan..............      1,058           689            435
                                                          ----------    ----------    ----------
     Net Cash Provided by (Used in) Financing Activities     49,914       (25,781)       142,897
                                                          ----------    ----------    ----------
Net Decrease in Cash....................................     (8,898)         (261)          (302)
Cash at Beginning of Year...............................     11,487        11,748         12,050
                                                          ----------    ----------    ----------
Cash at End of Year.....................................  $   2,589     $  11,487      $  11,748
                                                          ==========    ==========    ==========
 ................................................................................................

Supplemental Disclosure of Cash Flow Information:
  Income taxes paid.....................................  $  56,336     $  40,251      $  46,384
  Interest paid, net of amounts capitalized.............     34,081        30,155         23,959
 ................................................................................................

Supplemental Disclosure of Noncash Financing Activities:
 Mortgage note assumed in property acquisition..........  $       -     $       -      $   1,200
 ................................................................................................

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended February 1, 1997, February 3, 1996 and January 28, 1995 (dollar amounts in thousands, except per share amounts)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS The Pep Boys - Manny, Moe & Jack and Subsidiaries (the "Company") is engaged principally in the retail sale of automotive parts and accessories, automotive maintenance and service and the installation of parts through a chain of 604 stores at February 1, 1997. The Company currently operates stores in 33 states, Washington, D.C. and Puerto Rico.

FISCAL YEAR END The Company's fiscal year ends on the Saturday nearest to January 31. Fiscal years 1996, 1995 and 1994 were comprised of 52 weeks, 53 weeks and 52 weeks, respectively.

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

MERCHANDISE INVENTORIES Merchandise inventories are valued at the lower of cost (last-in, first-out method) or market. If the first-in, first-out method of valuing inventories had been used, inventories would have been approximately $3,300 and $10,491 higher at February 1, 1997 and February 3, 1996, respectively.

PROPERTY AND EQUIPMENT Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives: building and improvements, 5 1/2 to 40 years; furniture, fixtures and equipment, 3 to 10 years.

CAPITALIZED INTEREST Interest on borrowed funds is capitalized in connection with the construction of certain long-term assets. Capitalized interest amounted to
$1,575, $1,407 and $1,850 in fiscal years 1996, 1995 and 1994, respectively.

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

ADVERTISING The Company expenses the production costs of advertising the first time the advertising takes place. No advertising costs were reported as an asset as of February 1, 1997. Net advertising expense for fiscal years 1996, 1995 and 1994 was $324, $973 and $2,999, respectively.

POSTEMPLOYMENT BENEFITS Effective January 30, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement establishes accrual accounting standards for employer-provided benefits which cover former or inactive employees after employment, but before retirement. As a result of adopting this standard, the Company recognized a charge to earnings in fiscal 1994 of $4,300, net of income tax benefit of $2,552.

IMPAIRMENT OF LONG-LIVED ASSETS Effective February 4, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard prescribes the method for asset impairment evaluation for long-lived assets and certain identifiable intangibles that are either held and used or to be disposed of. The implementation of this standard did not have an effect on the Company's financial position or results of operations.

ACCOUNTING FOR STOCK-BASED COMPENSATION The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," on February 4, 1996. As permitted by SFAS No. 123, the Company is accounting for employee stock-based compensation plans in accordance with Accounting Principles Board (APB) opinion No. 25, "Accounting for Stock Issued to Employees," and has provided disclosures required by SFAS No. 123.

EARNINGS PER SHARE In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of earnings and requires reconciliation of the numerators and denominators of the basic and diluted EPS calculations. This statement will be effective for the fourth quarter of the Company's 1997 fiscal year. Assuming the Company had adopted the provisions of SFAS No. 128, the pro forma effect on the Company's EPS calculations for the last three fiscal years are as follows:
1996 - as reported: $1.62, basic: $1.67; 1995 - as reported: $1.34, basic:
$1.37; 1994 - as reported: $1.25, basic: $1.28. For the fiscal year ended January 28, 1995, both as reported and pro forma basic EPS information include a $.07 per share charge from the cumulative effect of an accounting change for postemployment benefits. The Company's reported EPS calculations are the same as pro forma diluted EPS.


RECLASSIFICATIONS Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.

NOTE B - DEBT

SHORT-TERM BORROWINGS The Company had short-term borrowings of $63,000 at February 1, 1997. The Company had short-term lines of credit with several banks totaling $159,000 at February 1, 1997. The interest rates on these lines were negotiated based upon market conditions. The weighted average interest rate on borrowings from these lines was 5.8% at February 1, 1997. The average and maximum month end balances on these borrowings were $98,696 and $154,200 during fiscal 1996. There were no borrowings classified as short-term at February 3, 1996.

LONG-TERM DEBT
 ...............................................................................
                                                          Feb. 1,     Feb. 3,
                                                             1997        1996
                                                         --------    --------
8 7/8% notes due April 15, 1996 (a).................     $      -    $107,040
7% notes due June 1, 2005 ..........................      100,000     100,000
Indebtedness to banks under revolving
   credit agreement dated
   April 21, 1995 (b)...............................       40,000      80,000
6 5/8% notes due May 15, 2003 ......................       75,000      75,000
Other revolving lines of credit (c).................            -      24,500
Mortgage notes payable at annual
   interest rates ranging from 5.8%
   to 8.0% (d)......................................        2,312       2,459
                                                         --------    --------
                                                          217,312     388,999
   Less current maturities..........................          134     108,206
                                                         --------    --------
Total long-term debt................................     $217,178    $280,793
                                                         ========    ========
 .............................................................................


(a)    The 8 7/8% notes were extinguished on April 15, 1996.

(b) The Company has a revolving credit agreement with ten major banks providing for borrowings of up to $200,000. Funds may be drawn and repaid anytime prior to March 30, 2001. Sixty days prior to each anniversary date, the Company may request, and upon agreement of each bank, extend the maturity of this facility an additional year. If one of that banks fails to agree to this extension, the Company has the right to replace the bank. At the Company's option, the interest rate on any loan may be based on (i) the higher of the federal funds rate plus 1/4% or the prime rate, (ii) LIBOR plus up to .63% or (iii) a negotiated rate based upon market conditions. The weighted average interest rate was 5.7% at February 1, 1997 and 5.8% at February 3, 1996.

(c) The Company had short-term lines of credit with several banks totaling $144,000 at February 3, 1996. Borrowings under these lines of credit at February 3, 1996 totaling $24,500 were classified as long-term debt. The weighted average interest rate on borrowings from these lines was 5.5% at February 3, 1996. The interest rates on these lines were negotiated based upon market conditions. The average and maximum month end balances on these borrowings were $44,400 and $102,300 during fiscal 1995. The Company has a revolving credit agreement with a bank which permits the Company to borrow an aggregate of $10,000. Upon the bank's demand, this line is due and payable in 13 months. There were no borrowings outstanding under this agreement at February 1, 1997 and February 3, 1996. The interest rate on this line, at the Company's election, is based on the prime rate, a "CD-based" rate, a "LIBOR-based" rate or a negotiated rate based upon market conditions.

(d) The weighted average interest rate on the mortgage notes payable was 6.9% at February 1, 1997 and February 3, 1996. These notes, which mature at various times through August 2016, are collateralized by land and building with an aggregate carrying value of approximately $7,862 at February 1, 1997.

CONVERTIBLE SUBORDINATED NOTES On August 24, 1994 the Company sold $86,250 of 4% convertible subordinated notes. These notes are convertible by the holders into the common stock of the Company at any time on or before September 1, 1999 (the maturity date) at a conversion price of $41 per share subject to adjustment in certain events. The notes are redeemable, in whole or in part, at the option of the Company at any time on or after September 15, 1997, at a redemption price of 101% of the principal amount and at par on or after September 1, 1998. The notes are subordinated to all existing and future senior indebtedness of the Company.

ZERO COUPON CONVERTIBLE SUBORDINATED NOTES On September 20, 1996, the Company issued $271,704 principal amount (at maturity) of Liquid Yield Option Notes (LYONs) with a price to the public of $150,000. The net proceeds to the Company were $146,250. The issue price of each such LYON was $552.07 and there will be no periodic payments of interest. The LYONs will mature on September 20, 2011, at $1,000 per LYON, representing a yield to maturity of 4.0% per annum (computed on a semiannual bond equivalent basis).

   Each LYON is convertible at the option of the holder at any time on or prior to maturity, unless previously redeemed or otherwise purchased, into common stock of the Company at a conversion rate of 12.929 shares per LYON. The LYONs are redeemable at the option of the holder on September 20, 2001 and September 20, 2006 at the issue price plus accrued original issue discount.
The Company, at its option, may elect to pay the purchase price on any such purchase date in cash or common stock, or any combination thereof. No LYONs were converted in 1996. In addition, on or prior to September 20, 2001, the Company will purchase for cash any LYON, at the option of the holder, in the event of change in control of the Company. The LYONs are subordinated to all existing and future senior indebtedness of the Company.

   Several of the Company's debt agreements require the maintenance of certain financial ratios and covenants. Approximately $84,774 of the Company's net worth was not restricted by these covenants at fiscal year end. The Company is in compliance with all debt covenants at February 1, 1997.

   The annual maturities of all long-term debt for the next five years are $134 in 1997, $157 in 1998, $86,420 in 1999, $183 in 2000 and $40,197 in 2001. Any
compensating balance requirements related to all revolving credit agreements and debt were satisfied by balances available from normal business operations.

   The Company was contingently liable for outstanding letters of credit in the amount of approximately $29,097 at February 1, 1997.


NOTE C - LEASE COMMITMENTS

   The Company leases certain property and equipment under operating leases which contain renewal and escalation clauses. Aggregate minimum rental commitments for leases having noncancelable lease terms of more than one year are approximately: 1997 - $30,910; 1998 - $29,876; 1999 - $28,834; 2000 -
$28,474; 2001 - $28,817; thereafter - $320,560. Rental expenses incurred for operating leases in 1996, 1995 and 1994 were $33,616, $22,302 and $18,474, respectively.


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

BENEFITS TRUST On April 29, 1994, the Company established a flexible employee benefits trust with the intention of purchasing up to $75,000 worth of the Company's common shares. The repurchased shares will be held in the trust and will be used to fund the Company's existing benefit plan obligations including healthcare programs, savings and retirement plans and other benefit obligations. The trust will allocate or sell the repurchased shares over the next 15 years to fund these benefit programs. As shares are released from the trust, the Company will charge or credit additional paid-in capital for the difference between the fair value of shares released and the original cost of the shares to the trust. For financial reporting purposes, the trust is consolidated with the accounts of the Company. All dividend and interest transactions between the trust and the Company are eliminated.

  As of February 1, 1997, the Company has repurchased 2,232,500 shares of its common stock at a cost of $60,269 which is shown as "Cost of shares in benefits trust" on the Company's consolidated balance sheets.

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

   The actuarial computations using the "projected unit credit method" assumed a discount rate on benefit obligations of 7.5% in 1996 and 8.5% in 1995 and 7.8% in 1994, and an expected long-term rate of return on plan assets of 8.5%. The assumption for annual salary increases over the average remaining service lives of employees under the plan was 4% in 1996, 1995 and 1994. Variances between actual experience and assumptions for costs and returns on assets are amortized over the remaining service lives of employees under the plan.

   As of December 31,1996, the Company froze the accrued benefits under the plan and active participants became fully vested. The plans' trustee will continue to maintain and invest plan assets and will administer benefit payments. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," a curtailment gain of $1,554 was recognized in 1996.

   Pension expense includes the following:

                                       Feb. 1,        Feb. 3,     Jan. 28,
Year Ended                                1997           1996         1995
                                      --------       --------     --------
Normal service costs................    $1,213        $   968      $ 1,516
Interest cost on projected
  benefit obligation................     1,561          1,382        1,413
Actual return on plan assets........      (752)          (720)      (1,706)
Net amortization of transition
  asset and unrecognized net gain...      (214)          (759)        (214)
Prior service cost..................        19             19           19
Asset (gain) loss deferred..........      (974)        (1,013)          56
                                       --------       --------     --------
Total pension expense (income)......    $  853        $  (123)     $ 1,084
                                       ========       ========     ========


   Pension plan assets are stated at fair market value and are composed primarily of money market funds, fixed income investments with maturities of less than five years and the Company's common stock.

   The following table sets forth the reconciliation of the plan's funded status as of December 31 of each year. The actuarial present value of benefit obligation assumed a discount rate of 7.5% at December 31, 1996 and at December 31, 1995.


                                                    Dec. 31,         Dec. 31,
                                                        1996             1995
                                                  ----------       ----------
Actuarial present value of benefit
   obligation:
Vested benefit obligation.......................    $(22,076)        $(18,532)
                                                   ----------       ----------
Accumulated benefit obligation..................    $(22,076)        $(19,389)
                                                   ----------       ----------
Projected benefit obligation for
   service rendered to date.....................    $(22,076)        $(21,931)
Plan assets at fair value.......................      20,815           20,501
                                                   ----------       ----------
Assets less than projected benefit obligation...      (1,261)          (1,430)
Unrecognized net asset (at date of transition)..      (1,071)          (1,285)
Unrecognized net gain from past
   experience different from previous
   assumption...................................           -             (384)
Unrecognized prior service cost.................           -               66
                                                   ----------       ----------
Accrued pension expense
   as of February 1, 1997 and
   February 3, 1996, respectively...............    $ (2,332)        $ (3,033)
                                                   ==========       ==========

   The Company has a 401(k) savings plan which covers all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation. The Company's savings plan contribution expense was $3,685 in 1996, $3,150 in 1995 and $2,563 in 1994.

NOTE F - INCOME TAXES

   The provision for income taxes includes the following:

                                       Feb. 1,        Feb. 3,       Jan. 28,
Year ended                               1997           1996           1995
--------------------------------    ---------      ---------      ---------
Current:
   Federal......................      $45,831        $42,276        $39,210
   State........................        3,761          3,648          4,205
Deferred:
   Federal......................        8,225          1,905          2,865
   State........................          588            129            194
                                    ---------      ---------      ---------
                                      $58,405        $47,958        $46,474
                                    =========      =========      =========

   A reconciliation of the statutory federal income tax rate to the effective rate of the provision for income taxes follows:


                                      Feb. 1,        Feb. 3,       Jan. 28,
Year ended                               1997           1996           1995
--------------------------------    ---------      ---------      ---------

Statutory tax rate..............         35.0%          35.0%          35.0%
State income taxes,
   net of federal
   tax benefits.................          1.8            1.9            2.3
Other, net......................          (.1)            .1            (.6)
                                     ---------      ---------      ---------
                                         36.7%          37.0%          36.7%
                                     =========      =========      =========

   Deferred income taxes relate to the following temporary differences:

                                      Feb. 1,        Feb. 3,       Jan. 28,
Year ended                               1997           1996           1995
--------------------------------    ---------      ---------      ---------

Depreciation....................      $ 9,330        $ 6,420        $ 4,594
Inventories.....................       (1,593)        (2,551)           257
Vacation accrual................         (593)          (522)          (259)
Pension accrual.................          263             47           (406)
Casualty gain...................            -              -          1,289
Insurance.......................        1,096         (1,143)        (2,459)
All other.......................          310           (217)            43
                                     ---------      ---------      ---------
                                      $ 8,813        $ 2,034        $ 3,059
                                     =========      =========      =========

   The following are components of the net deferred tax accounts as of February 1, 1997:
                                      Federal         State          Total
                                      -------         ------         ------
Deferred tax assets:
   Current......................      $26,426         $1,883        $28,309
   Long-term....................       18,720          1,337         20,057

Deferred tax liabilities:
   Current......................       10,572            755         11,327
   Long-term....................       65,748          4,691         70,439

   The following are components of the net deferred tax accounts as of February 3, 1996:
                                      Federal         State          Total
                                      -------         ------        -------
Deferred tax assets:
   Current.......................     $22,191         $1,504        $23,695
   Long-term.....................      15,171          1,028         16,199

Deferred tax liabilities:
   Current.......................       6,890            467          7,357
   Long-term.....................      53,475          3,624         57,099


   Items that gave rise to significant portions of the deferred tax accounts are as follows:

                                                  Feb. 1,        Feb. 3,
Year ended                                           1997           1996
--------------------------                      ---------       --------
Deferred tax assets:
   Inventories.................                   $10,075        $ 8,911
   Vacation accrual............                     3,600          2,999
   Other.......................                     3,250          4,428
                                                ---------       --------
                                                  $16,925        $16,338
                                                =========       ========
Deferred tax liabilities:
   Depreciation................                   $48,507        $38,998
   Other.......................                     1,794          1,902
                                                ---------       --------
                                                  $50,301        $40,900
                                                =========       ========


NOTE G - NET EARNINGS PER SHARE

   Net earnings per share is computed by dividing net earnings (adjusted by adding after-tax interest on convertible securities) by the weighted average number of common shares outstanding after giving effect to dilutive stock options and shares assumed to be issued upon conversion of the Company's convertible securities, and after reduction for shares held in benefits trust. Primary and fully diluted earnings per share are essentially the same. The adjustments to net earnings were: $3,577 in 1996, $2,200 in 1995, and $897 in 1994. The weighted average number of shares and share equivalents used were:
64,605,000 in 1996, 62,588,000 in 1995 and 61,438,000 in 1994.

NOTE H - STOCK OPTIONS PLANS

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

   On May 21, 1990, the stockholders approved the 1990 Stock Incentive Plan which authorized the issuance of restricted stock and/or options to purchase up to 1,000,000 shares of the Company's common stock. An additional 1,500,000 shares were authorized by stockholders on each of May 31, 1995 and June 1, 1993. Under this plan, both incentive and nonqualified stock options may be granted to eligible participants. Incentive stock options are exercisable on the second or third anniversary of the grant date and nonqualified options become exercisable over a five-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options cannot be exercised more than ten years after the grant date. As of February 1, 1997, 732,257 shares remain available for grant.


   Stock option transactions for the Company's stock option plans are summarized as follows:

 .............................................................................
                     Fiscal 1996         Fiscal 1995          Fiscal 1994
                 ------------------   ------------------   ------------------
                           Weighted             Weighted             Weighted
                            Average              Average              Average
                           Exercise             Exercise             Exercise
                   Shares     Price     Shares     Price     Shares     Price
                 ------------------   ------------------   ------------------
Outstanding-
   beginning of
   year........  4,031,329   $20.91   3,662,779   $16.24   3,713,705   $14.46
Granted........    613,702    33.64   1,042,970    30.90     469,351    28.86
Exercised......   (988,605)   18.43    (582,470)    8.16    (425,802)   12.74
Canceled.......   (156,390)   31.10     (91,950)   28.76     (94,475)   24.90

Outstanding-
   end of year.  3,500,036    23.34   4,031,329    20.91   3,662,779    16.24

Options
   exercisable
   at year end.  2,227,917    18.53   2,724,607    16.77   2,844,931    13.64

Weighted
   average
   estimated
   fair value
   of options
   granted.....               11.28                11.04
 .............................................................................

   The following table summarizes information about stock options outstanding at February 1, 1997:
 .............................................................................

                         Options Outstanding             Options Exercisable
                  ----------------------------------    ---------------------
                                Weighted
                                 Average    Weighted                 Weighted
                     Number     Remaining    Average      Number      Average
Range of          Outstanding  Contractual  Exercise    Exercisable  Exercise
Exercise Prices    at 2/1/97      Life        Price      at 2/1/97     Price
---------------   -----------  -----------  --------    -----------  --------

$10.94 to $16.19   1,274,365     3 years     $13.00      1,274,365    $13.00
$16.56 to $24.81     448,988     7 years      22.09        413,188     12.48
$25.94 to $37.38   1,776,683     9 years      31.22        540,364     13.94
-------------------------------------------------------------------------------
$10.94 to $37.38   3,500,036                             2,227,917
-------------------------------------------------------------------------------

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans for options granted in fiscal 1995 and thereafter been determined based on the fair value at the grant dates and recognized as compensation expense on a straight-line basis over the vesting period of the grant consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                Fiscal 1996        Fiscal 1995
                                                -----------        -----------

Net earnings:
   As reported                                     $100,824           $ 81,494
   Pro forma                                       $ 98,185           $ 79,938

Net earnings per share:
   As reported                                     $   1.62           $   1.34
   Pro forma                                       $   1.58           $   1.32
------------------------------------------------------------------------------

   The pro forma effect on net earnings for fiscal 1996 and fiscal 1995 are not representative of the pro forma effect on net earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.
   The fair value of each option granted during fiscal 1996 and fiscal 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (i) 0.7% dividend yield for all years, (ii) expected volatility of 32% for all years, (iii) risk-free interest rate ranges of 5.5% to 6.7% and 5.5% to 7.5%, respectively, and (iv) expected lives ranges of 3 1/2 years to 6 years and 3 1/2 years to 5 years, respectively.

--------------------------------------------------------------------------------

NOTE I - CONTINGENCIES

   The Company is a defendant in a purported class action entitled "Brian Lee, Anthony Baxton, and Harry Schlein v. The Pep Boys - Manny, Moe & Jack," United States District Court for the Southern District of Alabama, Southern Division. The action was originally filed on or about May 21, 1996 in the Circuit Court of Mobile County, Alabama. The Company has since removed the case to Federal Court, and the plaintiffs have filed a motion to remand the case back to Alabama State Court. The Company has also moved to dismiss the case for failure to state a claim. The plaintiffs' motion to remand and the Company's motion to dismiss are pending before the Federal District Court. In their complaint, the plaintiffs allege that the Company sold old or used automotive batteries to consumers as if those batteries were new. The complaint purports to state causes of action for fraud and deceit, negligent misrepresentation, breach of contract and violation of state consumer protection statutes. The plaintiffs are seeking compensatory and punitive damages, as well as injunctive and equitable relief. The Company believes the claims are without merit and intends to vigorously defend this action.

   The Company is also party to various other lawsuits and claims arising in the normal course of business. In the opinion of management, these lawsuits and claims, including the case above, are not singularly or in the aggregate, material to the Company's financial position or results of operations.

NOTE J - FAIR VALUES OF FINANCIAL INSTRUMENTS

   The estimated fair value of the Company's financial instruments are as follows:

                                 February 1, 1997          February 3, 1996
                               --------------------      ---------------------
                               Carrying   Estimated      Carrying    Estimated
                                Amount   Fair Value       Amount    Fair Value
                               --------  ----------      --------   ----------
Assets:
   Cash.....................   $  2,589   $  2,589       $ 11,487      $11,487
   Accounts receivable......      7,653      7,653          4,165        4,165
Liabilities:
   Accounts payable.........    337,536    337,536        222,524      222,524
   Short-term borrowings....     63,000     63,000              -            -
   Long-term debt including
    current maturities......    217,312    215,029        388,999      395,222
   Convertible subordinated
    notes...................     86,250     88,838         86,250       83,555
   Zero coupon convertible
    subordinated notes......    152,237    146,041              -            -
 ...............................................................................

CASH, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND SHORT-TERM BORROWINGS
   The carrying amounts approximate fair value because of the short maturity of these items.

LONG-TERM DEBT INCLUDING CURRENT MATURITIES, CONVERTIBLE SUBORDINATED NOTES AND ZERO COUPON CONVERTIBLE SUBORDINATED NOTES
   Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

   The fair value estimates presented herein are based on pertinent information available to management as of February 1, 1997 and February 3, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.


Quarterly Financial Data (Unaudited)
(dollar amounts in thousands, except per share amounts)

                                                                    Net        Cash         Market Price
Year Ended        Total       Gross   Operating         Net    Earnings   Dividends          Per Share
Feb. 1, 1997   Revenues      Profit      Profit    Earnings   Per Share   Per Share      High        Low
-----------------------------------------------------------------------------------------------------------
1st Quarter    $428,614    $121,301     $39,594     $20,116        $.33      $.0525      34 7/8      27 7/8
2nd Quarter     476,673     141,421      55,333      30,235         .49       .0525      35 1/2      28
3rd Quarter     478,819     138,287      50,109      27,777         .44       .0525      38 1/4      29 1/8
4th Quarter     444,433     136,510      42,064      22,696         .36       .0525      38          27 7/8
-----------------------------------------------------------------------------------------------------------

Year Ended
Feb. 3, 1996
-----------------------------------------------------------------------------------------------------------
1st Quarter    $361,209    $100,387     $33,332     $16,204        $.27      $.0475      34 3/4      24 3/8
2nd Quarter     410,838     119,743      47,240      25,234         .41       .0475      32 1/4      25 1/8
3rd Quarter     411,787     115,974      41,462      21,436         .35       .0475      29 1/8      22 1/2
4th Quarter     410,506     119,419      37,400      18,620         .31       .0475      29 1/2      21 7/8
-----------------------------------------------------------------------------------------------------------

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


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
       DISCLOSURE

None.


PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The material contained in the registrant's definitive proxy statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year (the "Proxy Statement"), under the caption
"Election of Directors" is hereby incorporated herein by reference. The information regarding executive officers called for by Item 401 of Regulation
S-K is included in Part I, in accordance with General Instruction G(3) to Form
10-K.

ITEM 11 EXECUTIVE COMPENSATION

The material in the Proxy Statement under the caption "Executive Compensation" other than the material under the caption "Executive Compensation - Report of Compensation Committee of the Board of Directors on Executive Compensation" and
"Executive Compensation - Performance Graph" is hereby incorporated herein by reference.

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

PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a).                                                            Page
                                                                ----
1.   The following consolidated financial statements
     of The Pep Boys - Manny, Moe & Jack are included
     in Item 8.                                                   -

     Consolidated Balance Sheets - February 1, 1997
     and February 3, 1996                                        25

     Consolidated Statements of Earnings - Years
     ended February 1, 1997, February 3, 1996 and
     January 28, 1995                                            26

     Consolidated Statements of Stockholders' Equity -
     Years ended February 1, 1997, February 3, 1996 and
     January 28, 1995                                            27

     Consolidated Statements of Cash Flows - Years
     ended February 1, 1997, February 3, 1996,
     and January 29, 1994                                        28

     Notes to Consolidated Financial Statements                  29

     Independent Auditors' Report                                24


2. The following consolidated financial statement schedule of The Pep Boys - Manny, Moe & Jack is included.

               Schedule II      Valuation and Qualifying
                                Accounts and Reserves            49

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


(4.2)     Indenture, dated as of August           Incorporated by reference from
          31, 1994, between the Company           the Registration Statement on
          and First Fidelity Bank,                Form S-3 (File No. 33-55115).
          National Association as Trustee,
          including Form of Debenture

(4.3)     Indenture, dated as of June             Incorporated by reference from
          12, 1995, between the Company           the Registration Statement on
          and First Fidelity Bank,                Form S-3 (File No. 33-59859).
          National Association as Trustee,
          including Form of Debenture

(4.4)     Indenture, dated as of September        Incorporated by reference from
          20, 1996, between the Company and       the Registration Statement on
          the Trustee, providing for the          Form S-3 (File No. 333-00985.
          issuance of the LYONs

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

(10.3)*   1984 Non-Qualified Stock Option         Incorporated by reference from
          Plan                                    the Company's Form 10-K for
                                                  the fiscal year ended
                                                  February 2, 1985.

(10.4)*   1985 Non-Qualified Stock Option         Incorporated by reference from
          Plan                                    the Company's Form 10-K for
                                                  the fiscal year ended
                                                  February 2, 1985.

(10.5)    Rights Agreement dated as of            Incorporated by reference from
          December 17, 1987 between               the Company's Form 8-K dated
          Company and the Philadelphia            December 17, 1987.
          National Bank

(10.6)*   Directors' Deferred Compensation        Incorporated by reference from
          Plan, as amended                        the Company's Form 10-K for
                                                  the fiscal year ended
                                                  January 30, 1988.

(10.7)*   Form of Employment Agreement, as        Incorporated by reference from
          amended, dated as of December 12,       the Company's Form 10-K for
          1989                                    the fiscal year ended
                                                  February 3, 1990.

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

(10.11)   Dividend Reinvestment and Stock         Incorporated by reference from
          Purchase Plan dated January 4,          the Registration Statement on
          1990                                    Form S-3 (File No. 33-32857).

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

(10.14)*  The Pep Boys - Manny, Moe &             Incorporated by reference from
          Jack Trust Agreement for the            the Company's Form 10-K for
          Executive Supplemental Pension          the fiscal year ended
          Plan and Certain Contingent             February 1, 1992.
          Compensation Arrangements,
          dated as of February 13, 1992

(10.15)*  Amendment to the Executive              Incorporated by reference from
          Supplemental Pension Plan               the Company's Form 10-K for
          (amended and restated effective         the fiscal year ended
          January 1, 1988), dated as of           February 1, 1992.
          February 13, 1992

(10.16)*  Consulting and Retirement               Incorporated by reference from
          Agreement by and between the            the Company's Form 10-K for
          Company and Benjamin Strauss,           the fiscal year ended
          dated as of February 2, 1992            February 1, 1992.

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

(10.20)*  President's Merit Award Program         Incorporated by reference from
          of the Company, as amended,             the Company's Form 10-K for
          dated as of April 1, 1992               the year ended
                                                  January 30, 1993.

(10.21)   Flexible Employee Benefits Trust        Incorporated by reference from
                                                  the Company's Form 8-K dated
                                                  May 6, 1994.


(10.22)*  The Pep Boys- Manny, Moe & Jack         Incorporated by reference from
          Pension Plan, as amended, dated         the Company's Form 10-K for
          December 28, 1994                       the year ended
                                                  January 28, 1995.

(10.23)*  The Pep Boys Savings Plan, as           Incorporated by reference from
          amended, dated December 28, 1994        the Company's Form 10-K for
                                                  the year ended
                                                  January 28, 1995.


(10.24)*  Executive Incentive Bonus Plan          Incorporated by reference from
          of the Company, as amended and          the Company's Form 10-K for
          restated as of March 30, 1994           the year ended
                                                  January 28, 1995.

(10.25)   Credit Agreement dated as of            Incorporated by reference from
          April 21, 1995 between the              the Company's Form 10-Q for
          Company and the Chase Manhattan         the quarter ended April 29,
          Bank (Agent)                            1995.

(10.26)*  Amendments to The Pep Boys -
          Manny, Moe & Jack Pension Plan

(10.27)*  Amendment to The Pep Boys Savings
          Plan

(10.28)   Master Lease, as amended

(10.29)   Transaction Agreement, as amended

(11)      Computation of Earnings per Share

(12)      Computation of Ratio of Earnings
          to Fixed Charges

(21)      Subsidiaries of the Company

(23)      Independent Auditors' Consent

(27)      Financial Data Schedule

        (b)  No Form 8-K was filed for the fourth quarter of the year end
             February 1, 1997

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



                                               THE PEP BOYS - MANNY, MOE & JACK
                                               --------------------------------
                                                           (Registrant)




   Dated: 5/1/97                               by:  /s/Michael J. Holden
                                                    --------------------------
                                                    Michael J. Holden
                                                    Executive Vice President and
                                                    Chief Financial Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                      CAPACITY                                DATE
-----------------              --------                              --------

/s/Mitchell G. Leibovitz       Chairman of the Board, President       5/1/97
---------------------------    and Chief Executive Officer           --------
Mitchell G. Leibovitz          (Principal Executive Officer)


/s/Michael J. Holden           Executive Vice President - and         5/1/97
---------------------------    Chief Financial Officer               --------
Michael J. Holden              (Principal Financial and
                               Accounting Officer)


/s/Lennox K. Black             Director                               4/29/97
---------------------------                                          --------
Lennox K. Black


/s/Pemberton Hutchinson        Director                               4/29/97
---------------------------                                          --------
Pemberton Hutchinson


/s/Bernard J. Korman           Director                               4/28/97
---------------------------                                          --------
Bernard J. Korman


/s/J. Richard Leaman, Jr.      Director                               4/28/97
---------------------------                                          --------
J. Richard Leaman, Jr.


/s/Malcolmn D. Pryor           Director                               4/29/97
---------------------------                                          --------
Malcolmn D. Pryor


/s/Lester Rosenfeld            Director                               4/28/97
---------------------------                                          --------
Lester Rosenfeld


/s/Benjamin Strauss            Director                               4/28/97
---------------------------                                          --------
Benjamin Strauss


/s/Myles H. Tanenbaum          Director                               4/28/97
---------------------------                                          --------
Myles H. Tanenbaum


/s/David V. Wachs              Director                               4/28/97
---------------------------                                          --------
David V. Wachs



FINANCIAL STATEMENT SCHEDULES FURNISHED PURSUANT TO THE REQUIREMENTS OF
FORM 10-K




THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES         SCHEDULE II - VALUATION AND QUALIFYING
                                                                        ACCOUNTS AND RESERVES

                                                                 (in thousands)
---------------------------------------------------------------------------------------------------------------------
Column A                                Column B             Column C                  Column D             Column E
---------------------------------------------------------------------------------------------------------------------
                                                    Additions          Additions
                                       Balance at  Charged to         Charged to                          Balance at
                                     Beginning of   Costs and              Other                              End of
Descriptions                               Period    Expenses           Accounts    Deductions*               Period
--------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year Ended February 1, 1997                  $251        $317                $ -           $316                 $252

--------------------------------------------------------------------------------------------------------------------

Year Ended February 3, 1996                  $126        $140                $ -            $15                 $251

---------------------------------------------------------------------------------------------------------------------

Year Ended January 28, 1995                   $50        $114                $ -            $38                 $126

---------------------------------------------------------------------------------------------------------------------

*Uncollectible accounts written off.

INDEX TO EXHIBITS
Index of Financial Statements, Financial Statement Schedule and Exhibits

                                                                Page
                                                                ----
1.   The following consolidated financial statements
     of The Pep Boys - Manny, Moe & Jack are included
     in Item 8.                                                   -

     Consolidated Balance Sheets - February 1, 1997
     and February 3, 1996                                        25

     Consolidated Statements of Earnings - Years
     ended February 1, 1997, February 3, 1996 and
     January 28, 1995                                            26

     Consolidated Statements of Stockholders' Equity -
     Years ended February 1, 1997, February 3, 1996 and
     January 28, 1995                                            27

     Consolidated Statements of Cash Flows - Years
     ended February 1, 1997, February 3, 1996,
     and January 29, 1994                                        28

     Notes to Consolidated Financial Statements                  29

     Independent Auditors' Report                                24


2. The following consolidated financial statement schedule of The Pep Boys - Manny, Moe & Jack is included.

               Schedule II      Valuation and Qualifying
                                Accounts and Reserves            49

All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits


   (10.26)  Amendments to The Pep Boys - Manny, Moe & Jack Pension Plan

   (10.27)  Amendment to The Pep Boys Savings Plan

   (10.28)  Master Lease as amended

   (10.29)  Transaction Agreement as amended

   (11)     Computation of Earnings per Share

   (12)     Computation of Ratio of Earnings to Fixed Charges

   (21)     Subsidiaries of the Company

   (23)     Independent Auditors' Consent

   (27)     Financial Data Schedule