Form 10-Q
period 1997-05-03
PEP BOYS MANNY MOE & JACK
filed 1997-06-16
CIK 77449

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 1997

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


As of May 3, 1997 there were 63,203,031 shares of the registrant's Common Stock outstanding.
                                       1

-------------------------------------------------------------------
Index                                                         Page
-------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            May 3, 1997 and February 1, 1997                    3

            Consolidated Statements of Earnings -
            Thirteen weeks ended May 3, 1997
            and May 4, 1996                                     4

            Condensed Consolidated Statements of
            Cash Flows - Thirteen weeks ended
            May 3, 1997 and May 4, 1996                         5

            Notes to Condensed Consolidated
            Financial Statements                                6

          Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                          7-9


PART II - OTHER INFORMATION                                    10
---------------------------

SIGNATURE                                                      11

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except per share amounts)

                                                                     May 3, 1997       Feb. 1, 1997*
                                                                     -----------       -------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash.......................................................        $    6,362          $    2,589
   Accounts receivable, net...................................             7,148               7,653
   Merchandise inventories....................................           517,851             520,082
   Prepaid expenses...........................................            23,844              33,042
   Deferred income taxes......................................            16,982              16,982
   Other......................................................            24,697              24,570
                                                                   -------------       -------------
      Total Current Assets....................................           596,884             604,918

 Property and Equipment - at cost:
   Land.......................................................           280,871             278,345
   Building and improvements..................................           824,656             794,244
   Furniture, fixtures and equipment..........................           468,245             448,425
   Construction in progress...................................            27,933              22,528
                                                                    ------------       -------------
                                                                       1,601,705           1,543,542
   Less accumulated depreciation and amortization.............           371,721             353,808
                                                                   -------------       -------------
      Total Property and Equipment............................         1,229,984           1,189,734

 Other........................................................            24,111              23,713
                                                                   -------------       -------------
Total Assets..................................................        $1,850,979          $1,818,365
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable...........................................        $  181,191          $  337,536
   Accrued expenses...........................................           149,001             133,557
   Short-term borrowings......................................           105,900              63,000
   Current maturities of long-term debt.......................               149                 134
                                                                   -------------       -------------
      Total Current Liabilities...............................           436,241             534,227

 Long-Term Debt, less current maturities......................           315,850             217,178
 Deferred Income Taxes........................................            60,248              50,382
 Convertible Subordinated Notes...............................            86,250              86,250
 Zero Coupon Convertible Subordinated Notes...................           153,748             152,237
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares - Issued and
    outstanding 63,203,031 and 63,119,491.....................            63,203              63,119
   Additional paid-in capital.................................           163,639             162,660
   Retained earnings..........................................           632,069             612,581
                                                                   -------------        ------------
                                                                         858,911             838,360
   Less:
   Cost of shares in benefits trust-2,232,500 shares, at cost.            60,269              60,269
                                                                   -------------        ------------
      Total Stockholders' Equity..............................           798,642             778,091
                                                                   -------------        ------------
Total Liabilities and Stockholders' Equity....................        $1,850,979          $1,818,365
                                                                   =============        ============
 See notes to condensed consolidated financial statements.
*Taken from the audited financial statements at Feb. 1, 1997.

                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF EARNINGS
                       (dollar amounts in thousands, except per share amounts)
                                              UNAUDITED

                                                               Thirteen weeks ended
                                                         -------------------------------
                                                          May 3, 1997          May 4, 1996
                                                        --------------     ---------------
Merchandise Sales....................................        $410,321             $364,250
Service Revenue......................................          78,957               64,364
                                                         -------------       -------------
Total Revenues.......................................         489,278              428,614

Costs of Merchandise Sales...........................         284,723              255,730
Costs of Service Revenue.............................          62,613               51,583
                                                         -------------       -------------
Total Costs of Revenues..............................         347,336              307,313

Gross Profit from Merchandise Sales..................         125,598              108,520
Gross Profit from Service Revenue....................          16,344               12,781
                                                         -------------       -------------
Total Gross Profit...................................         141,942              121,301

Selling, General and Administrative Expenses.........          97,837               81,707
                                                         -------------       -------------
Operating Profit.....................................          44,105               39,594
Nonoperating Income..................................           1,253                  464
Interest Expense.....................................           8,908                8,128
                                                         -------------       -------------
Earnings Before Income Taxes.........................          36,450               31,930

Income Taxes.........................................          13,304               11,814
                                                         -------------       -------------
Net Earnings.........................................          23,146               20,116

Retained Earnings, beginning of period...............         612,581              524,443
Cash Dividends.......................................           3,658                3,148
                                                          ------------       -------------
Retained Earnings, end of period.....................        $632,069             $541,411
                                                          ============       =============
Net Earnings per Share...............................        $    .37             $    .33
                                                          ============       =============
Cash Dividends per Share.............................        $  .0600             $  .0525
                                                          ============       =============

See notes to condensed consolidated financial statements.

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                             UNAUDITED
                                                                                      Thirteen weeks ended
                                                                            ----------------------------------
                                                                              May 3, 1997         May 4, 1996
                                                                            --------------      --------------
     Net Cash (Used in) Provided by Operating Activities.............            $(76,919)           $  5,108

Cash Flows from Investing Activities:
     Capital expenditures............................................             (59,302)            (32,413)
     Other, net......................................................                 713                  52
                                                                              ------------        ------------
     Net Cash Used in Investing Activities...........................             (58,589)            (32,361)

Cash Flows from Financing Activities:
     Net borrowings under line of credit agreements..................             141,900             147,400
     Reduction of long-term debt.....................................                 (24)           (107,073)
     Dividends paid..................................................              (3,658)             (3,148)
     Proceeds from exercise of stock options
       and dividend reinvestment plan................................               1,063               2,338
                                                                              ------------         -----------
     Net Cash Provided by Financing Activities.......................             139,281              39,517
                                                                              ------------         -----------
Net Increase in Cash.................................................               3,773              12,264
Cash at Beginning of Period..........................................               2,589              11,487
                                                                              ------------         -----------
Cash at End of Period................................................            $  6,362            $ 23,751
                                                                              ============         ===========

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of May 3, 1997, the consolidated statements of earnings for the thirteen week periods ended May 3, 1997 and May 4, 1996 and the condensed consolidated statements of cash flows for the thirteen week periods ended May 3, 1997 and May 4, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at May 3, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 1, 1997 annual report to shareholders. The results of operations for the thirteen week period ended May 3, 1997 are not necessarily indicative of the operating results for the full year.


NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, inventories would have been approximately $3,300,000 higher at both May 3, 1997 and February 1, 1997.


NOTE 3. Earnings Per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This new standard requires dual presentation of basic and diluted earnings per share
(EPS) on the face of the statement of earnings and requires reconciliation of the numerators and denominators of the basic and diluted EPS calculations. This statement will be effective for the fourth quarter of the Company's 1997 fiscal year. Assuming the Company had adopted the provisions of SFAS No. 128, the pro forma effect on the Company's EPS calculations for the quarters ended May 3, 1997 and May 4, 1996 are as follows: May 3, 1997 - as reported: $.37, basic: $.38; May 4, 1996 - as reported: $.33, basic: $.34. The Company's reported EPS calculations are the same as pro forma diluted EPS.

                                        THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                               THIRTEEN WEEKS ENDED MAY 3, 1997

Results of Operation -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                      May 3, 1997         May 4, 1996          Fiscal 1997 vs.
                                                         (Fiscal 1997)       (Fiscal 1996)         Fiscal 1996
------------------------------------------------------  --------------       -------------     -----------------
Merchandise Sales.....................................         83.9%               85.0%               12.6%
Service Revenue (1)...................................         16.1                15.0                22.7
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                14.2

Costs of Merchandise Sales (2)........................         69.4 (3)            70.2 (3)            11.3
Costs of Service Revenue (2)..........................         79.3 (3)            80.1 (3)            21.4
                                                              ------              ------              ------
Total Costs of Revenues...............................         71.0                71.7                13.0

Gross Profit from Merchandise Sales...................         30.6 (3)            29.8 (3)            15.7
Gross Profit from Service Revenue.....................         20.7 (3)            19.9 (3)            27.9
                                                              ------              ------              ------
Total Gross Profit....................................         29.0                28.3                17.0

Selling, General and Administrative Expenses..........         20.0                19.1                19.7
                                                              ------              ------              ------
Operating Profit......................................          9.0                 9.2                11.4

Nonoperating Income...................................           .3                  .1               170.0
Interest Expense......................................          1.8                 1.9                 9.6
                                                              ------              ------              ------
Earnings Before Income Taxes..........................          7.5                 7.4                14.2

Income Taxes..........................................         36.5 (4)            37.0 (4)            12.6
                                                              ------              ------              ------
Net Earnings..........................................          4.7                 4.7                15.1
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

Thirteen Weeks Ended May 3, 1997 vs. Thirteen Weeks Ended May 4, 1996
------------------------------------------------------------------------

Total revenues for the first quarter increased 14% due to a higher store count (620 at May 3, 1997 compared with 518 at May 4, 1996) coupled with a 2% increase in comparable store revenues (revenues generated by stores in operation during the same months of each period). Comparable store merchandise sales increased 1% while comparable service revenue increased 11%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to substantially higher merchandise margins offset, in part, by an increase in store occupancy costs.

Gross profit from service revenue increased, as a percentage of service revenue, due primarily to a decrease in service center employee benefits expense.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to increases in store expenses and general office costs offset, in part, by a decrease in media costs.


Nonoperating income consisted of the following:
  (in thousands)
                                        1997             1996
                                       ------           ------
  Rental revenue                       $  415           $  401
  Investment income                       806               53
  Other income                             32               10
                                       ------           ------
  Total                                $1,253           $  464
                                       ======           ======


The 15% increase in net earnings was due primarily to increases in total and comparable store revenues, a substantial increase in gross profit from merchandise sales, as a percentage of merchandise sales, offset, in part, by an increase in selling, general and administrative expenses, as a percentage of total revenues.

LIQUIDITY AND CAPITAL RESOURCES - May 3, 1997
----------------------------------------------

The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. During the first quarter of 1997, the Company invested $59,302,000 in property and equipment while net inventory (net inventory includes the increase in inventory less the change in accounts payable) increased $154,114,000. Working capital increased from $70,691,000 at February 1, 1997 to $160,643,000 at May 3, 1997. At May 3, 1997, the Company had
stockholders' equity of $798,642,000 and long-term debt of $555,848,000. The Company's long-term debt was 41% of its total capitalization at May 3, 1997 and 37% at February 1, 1997.

The Company plans to open between 84 and 94 new stores during the balance of the current fiscal year. Given the strong demand for automotive repair and service the Company intends to open fewer PARTS USAs in 1997 than previously planned, conserving capital and resources for an increased rate of new store openings of its full service SUPERCENTERS in future years. Management estimates that if all 94 new stores are opened the cost of this expansion, coupled with expenditures in existing stores, warehouses and offices will be approximately $175,000,000. Funds required to finance the store expansion including related inventory requirements are expected to come primarily from operating activities with the remainder provided by unused lines of credit which totalled $124,100,000 at May 3, 1997, or from accessing traditional lending sources such as the public capital markets.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of earnings and requires reconciliation of the numerators and denominators of the basic and diluted EPS calculations. This statement will be effective for the fourth quarter of the Company's 1997 fiscal year. Assuming the Company had adopted the provisions of SFAS No. 128, the pro forma effect on the Company's EPS calculations for the quarters ended May 3, 1997 and May 4, 1996 are as follows:
May 3, 1997 - as reported: $.37, basic: $.38; May 4, 1996 - as reported: $.33, basic: $.34. The Company's reported EPS calculations are the same as pro forma diluted EPS.

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


                                  THE PEP BOYS - MANNY, MOE & JACK
                                  --------------------------------
                                                      (Registrant)

Date: June 17, 1997                      By: /s/ Michael J. Holden
      -----------------------            -------------------------

                                                 Michael J. Holden
                                         Executive Vice President &
                                         Chief Financial Officer

INDEX TO EXHIBITS
-----------------

  (10.30) Master Lease
  (10.31) Transaction Agreement
  (11)    Computations of Earnings Per Share
  (27)    Financial Data Schedule