Form 10-Q
period 1997-08-02
PEP BOYS MANNY MOE & JACK
filed 1997-09-16
CIK 77449

                          UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended August 2, 1997

                                            OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period

    from             to
         -----------   -----------

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


As of August 2, 1997 there were 63,442,612 shares of the registrant's Common Stock outstanding.

-----------------------------------------------------------------------
Index                                                              Page
-----------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.        Condensed Consolidated
               Financial Statements (Unaudited)

                 Consolidated Balance Sheets -
                 August 2, 1997 and February 1, 1997                 3

                 Consolidated Statements of Earnings -
                 Thirteen and Twenty-six weeks ended
                 August 2, 1997 and August 3, 1996                   4

                 Condensed Consolidated Statements of
                 Cash Flows - Twenty-six weeks ended
                 August 2, 1997 and August 3, 1996                   5

                 Notes to Condensed Consolidated
                 Financial Statements                              6-7

Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                         8-13


PART II - OTHER INFORMATION                                      14-15
---------------------------

SIGNATURE                                                           16



-------------------------------------------------------------------

                            THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands, except per share amounts)
                                                                    Aug. 2, 1997       Feb. 1, 1997*
                                                                   -------------      --------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash.......................................................         $   4,566          $    2,589
   Accounts receivable, net...................................            10,290               7,653
   Merchandise inventories....................................           547,132             520,082
   Prepaid expenses...........................................            20,011              33,042
   Deferred income taxes......................................            16,982              16,982
   Other......................................................            24,170              24,570
                                                                   -------------       -------------
      Total Current Assets....................................           623,151             604,918

 Property and Equipment - at cost
   Land.......................................................           284,373             278,345
   Building and improvements..................................           853,023             794,244
   Furniture, fixtures and equipment..........................           499,746             448,425
   Construction in progress...................................            38,659              22,528
                                                                    ------------       -------------
                                                                       1,675,801           1,543,542
   Less accumulated depreciation and amortization.............           391,353             353,808
                                                                   -------------       -------------
      Total Property and Equipment............................         1,284,448           1,189,734

 Other........................................................            24,519              23,713
                                                                   -------------       -------------
Total Assets..................................................        $1,932,118          $1,818,365
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable...........................................        $  201,805          $  337,536
   Accrued expenses...........................................           156,471             133,557
   Short-term borrowings......................................            66,000              63,000
   Current maturities of long-term debt.......................               152                 134
                                                                   -------------       -------------
      Total Current Liabilities...............................           424,428             534,227

 Long-Term Debt, less current maturities......................           376,820             217,178
 Deferred Income Taxes........................................            60,248              50,382
 Convertible Subordinated Notes...............................            86,250              86,250
 Zero Coupon Convertible Subordinated Notes...................           155,261             152,237
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares - Issued and
    outstanding 63,442,612 and 63,119,491.....................            63,443              63,119
   Additional paid-in capital.................................           167,452             162,660
   Retained earnings..........................................           658,485             612,581
                                                                   -------------        ------------
                                                                         889,380             838,360
   Less:
     Shares held in benefits trust, 2,232,500 shares, at cost.            60,269              60,269
                                                                   -------------        ------------
      Total Stockholders' Equity..............................           829,111             778,091
                                                                   -------------        ------------
Total Liabilities and Stockholders' Equity....................        $1,932,118          $1,818,365
                                                                   =============        ============

 See notes to condensed consolidated financial statements.
*Taken from the audited financial statements at Feb. 1, 1997.
/TABLE

                                           THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                        (dollar amounts in thousands, except per share amounts)
                                                               UNAUDITED

                                                               Thirteen weeks ended                  Twenty-six weeks ended
                                                         ---------------------------------     ----------------------------------
                                                        August 2, 1997      August 3, 1996     August 2, 1997      August 3, 1996
                                                        --------------      --------------     --------------      --------------
Merchandise Sales....................................        $ 452,697           $ 405,724         $  863,018           $ 769,974
Service Revenue......................................           86,601              70,949            165,558             135,313
                                                        --------------       -------------     --------------      --------------
Total Revenues.......................................          539,298             476,673          1,028,576             905,287

Costs of Merchandise Sales...........................          311,702             279,634            596,425             535,364
Costs of Service Revenue.............................           67,131              55,618            129,744             107,201
                                                        --------------       -------------     --------------      --------------
Total Costs of Revenues..............................          378,833             335,252            726,169             642,565

Gross Profit from Merchandise Sales..................          140,995             126,090            266,593             234,610
Gross Profit from Service Revenue....................           19,470              15,331             35,814              28,112
                                                        --------------       -------------     --------------      --------------
Total Gross Profit...................................          160,465             141,421            302,407             262,722

Selling, General and Administrative Expenses.........          104,957              86,088            202,794             167,795
                                                        --------------       -------------     --------------      --------------
Operating Profit.....................................           55,508              55,333             99,613              94,927

Nonoperating Income..................................            1,356                 483              2,609                 947
Interest Expense.....................................            9,481               7,824             18,389              15,952
                                                        --------------       -------------     --------------      --------------
Earnings Before Income Taxes.........................           47,383              47,992             83,833              79,922

Income Taxes.........................................           17,295              17,757             30,599              29,571
                                                        --------------       -------------     --------------      --------------

Net Earnings.........................................           30,088              30,235             53,234              50,351

Retained Earnings, beginning of period...............          632,069             541,411            612,581             524,443
Cash Dividends.......................................            3,672               3,163              7,330               6,311
                                                         -------------       -------------      -------------      --------------
Retained Earnings, end of period.....................        $ 658,485           $ 568,483          $ 658,485           $ 568,483
                                                         =============       =============      =============      ==============
Net Earnings per Share...............................        $     .47           $     .49          $     .84           $     .82
                                                         =============       =============        ============     ==============
Cash Dividends per Share.............................        $   .0600           $   .0525          $    .120           $    .105
                                                         =============       =============        ============     ==============

See notes to condensed consolidated financial statements.

                                           THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (dollar amounts in thousands)
                                                               UNAUDITED
                                                                                    Twenty-six weeks ended
                                                                                 ----------------------------------
                                                                                 August 2, 1997      August 3, 1996
                                                                                 --------------      --------------
          Net Cash (Used in) Provided by Operating Activities.............            $ (25,168)          $  56,946

Cash Flows from Investing Activities:
          Capital expenditures............................................             (133,863)            (77,798)
          Other, net......................................................                  684               1,130
                                                                                      ---------           ---------
          Net Cash Used in Investing Activities...........................             (133,179)            (76,668)

Cash Flows from Financing Activities:
          Net borrowings under line of credit agreements..................              113,000             136,000
          Reduction of long-term debt.....................................                 (212)           (107,106)
          Dividends paid..................................................               (7,330)             (6,311)
          Net proceeds from issuance of notes.............................               49,750                 -
          Proceeds from exercise of stock options
            and dividend reinvestment plan................................                5,116               8,107
                                                                                      ---------           ---------
          Net Cash Provided by Financing Activities.......................              160,324              30,690
                                                                                      ---------           ---------
Net Increase in Cash.................................................                     1,977              10,968

Cash at Beginning of Year............................................                     2,589              11,487
                                                                                      ---------           ---------
Cash at End of Period................................................                 $   4,566           $  22,455
                                                                                      =========           =========

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of August 2, 1997, the consolidated statements of earnings for the thirteen and twenty-six week periods ended
August 2, 1997 and August 3, 1996 and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 2, 1997 and August 3, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 2, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 1, 1997 annual report to shareholders. The results of operations for the thirteen and twenty-six week periods ended August 2, 1997 are not necessarily indicative of the operating results for the full year.


NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, inventories would have been approximately $3,300,000 higher at August 2, 1997 and February 1, 1997.

NOTE 3. Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of earnings and requires reconciliation of the numerators and denominators of the basic and diluted EPS calculations. This statement will be effective for the fourth quarter of the Company's 1997 fiscal year. Assuming the Company had adopted the provisions of SFAS No. 128, the pro forma effect on the Company's EPS calculations for the thirteen week periods ended August 2, 1997 and August 3, 1996 are as follows:
August 2, 1997- as reported: $.47, basic: $.49; August 3, 1996 - as reported:
$.49, basic: $.50.   The Company's EPS calculations for the twenty-six week
periods ended August 2, 1997 and August 3, 1996 are as follows: August 2, 1997-as reported: $.84, basic: $.86; August 3, 1996 - as reported: $.82, basic: $.83. The Company's reported EPS calculations are the same as pro forma diluted EPS.

NOTE 4. Reporting Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 130 effective February 1, 1998.

NOTE 5. Disclosures about Segments of an Enterprise and Related Information

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. If applicable, this statement would only require additional disclosures in the Company's consolidated financial statements and as such, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 131 effective February 1, 1998.


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


                                                            Percentage of Total Revenues      Percentage Change
------------------------------------------------------    -------------------------------     -----------------
Thirteen weeks ended                                      August 2, 1997   August 3, 1996       Fiscal 1997 vs.
                                                           (Fiscal 1997)   (Fiscal 1996)            Fiscal 1996
------------------------------------------------------    --------------   --------------     -----------------
Merchandise Sales.....................................         83.9%            85.1%                 11.6%
Service Revenue (1)...................................         16.1             14.9                  22.1
                                                              -----            -----                 -----
Total Revenues........................................        100.0            100.0                  13.1

Costs of Merchandise Sales (2)........................         68.9 (3)         68.9 (3)              11.5
Costs of Service Revenue (2)..........................         77.5 (3)         78.4 (3)              20.7
                                                              -----            -----                 -----
Total Costs of Revenues...............................         70.2             70.3                  13.0

Gross Profit from Merchandise Sales...................         31.1 (3)         31.1 (3)              11.8
Gross Profit from Service Revenue.....................         22.5 (3)         21.6 (3)              27.0
                                                              -----            -----                 -----
Total Gross Profit....................................         29.8             29.7                  13.5

Selling, General and Administrative Expenses..........         19.5             18.1                  21.9
                                                              -----            -----                 -----
Operating Profit......................................         10.3             11.6                    .3

Nonoperating Income...................................           .3               .1                 180.7
Interest Expense......................................          1.8              1.6                  21.2
                                                              -----            -----                 -----
Earnings Before Income Taxes..........................          8.8             10.1                  (1.3)

Income Taxes..........................................         36.5 (4)         37.0 (4)              (2.6)
                                                              -----            -----                 -----
Net Earnings..........................................          5.6              6.3                   (.5)
                                                              =====            =====                 =====

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

Thirteen Weeks Ended August 2, 1997 vs. Thirteen Weeks Ended August 3, 1996
---------------------------------------------------------------------------

Total revenues for the second quarter increased 13.1% due primarily to a higher store count (646 at August 2, 1997 compared with 540 at August 3, 1996). Comparable store revenues (revenues generated by stores in operation during the same months of each period) increased slightly by 0.4%. Comparable store merchandise sales decreased 1.3% while comparable service revenue increased 10.3%.

Gross profit from merchandise sales remained constant, as a percentage of merchandise sales, as substantially higher merchandise margins were offset by increases in store occupancy and warehousing costs.

Selling, general and administrative expenses increased substantially, as a percentage of total revenues, due primarily to increases in store expenses and general office costs offset, in part, by a decrease in media costs.

Nonoperating income consisted of the following:
  (in thousands)
                                         1997             1996
                                       ------           ------
  Rental revenue                       $  492           $  405
  Investment income                       855               76
  Other income                              9                2
                                       ------           ------
  Total                                $1,356           $  483
                                       ======           ======


The 0.5% decrease in net earnings was due primarily to relatively flat comparable store sales and gross profit from merchandise sales, as a percentage of merchandise sales, combined with substantially higher selling, general and administrative expenses, as a percentage of total revenues.

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

                                                                Percentage of Total Revenues        Percentage Change
------------------------------------------------------       ----------------------------------     -----------------
Twenty-six weeks ended                                       August 2, 1997      August 3, 1996      Fiscal 1997 vs.
                                                              (Fiscal 1997)       (Fiscal 1996)         Fiscal 1996
------------------------------------------------------       --------------       -------------     -----------------
Merchandise Sales.....................................              83.9%               85.1%               12.1%
Service Revenue (1)...................................              16.1                14.9                22.4
                                                                  -------             -------             -------
Total Revenues........................................             100.0               100.0                13.6

Costs of Merchandise Sales (2)........................              69.1 (3)            69.5 (3)            11.4
Costs of Service Revenue (2)..........................              78.4 (3)            79.2 (3)            21.0
                                                                   ------              ------              ------
Total Costs of Revenues...............................              70.6                71.0                13.0

Gross Profit from Merchandise Sales...................              30.9 (3)            30.5 (3)            13.6
Gross Profit from Service Revenue.....................              21.6 (3)            20.8 (3)            27.4
                                                                   ------              ------              ------
Total Gross Profit....................................              29.4                29.0                15.1

Selling, General and Administrative Expenses..........              19.7                18.5                20.9
                                                                   ------              ------              ------
Operating Profit......................................               9.7                10.5                 4.9

Nonoperating Income...................................                .3                  .1               175.5
Interest Expense......................................               1.8                 1.8                15.3
                                                                   ------              ------              ------
Earnings Before Income Taxes..........................               8.2                 8.8                 4.9

Income Taxes..........................................              36.5 (4)            37.0 (4)             3.5
                                                                   ------              ------              ------
Net Earnings..........................................               5.2                 5.6                 5.7
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

Twenty-six Weeks Ended August 2, 1997 vs. Twenty-six Weeks Ended August 3, 1996
-------------------------------------------------------------------------------

Total revenues for the first half increased 13.6% due to a higher store count (646 at August 2, 1997 compared with 540 at August 3, 1996) coupled with a 1.3% increase in comparable store revenues. Comparable store merchandise sales decreased 0.4% while comparable service revenue increased 10.7%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to substantially higher merchandise margins offset, in part, by increases in store occupancy costs and warehousing costs.

Gross profit from service revenue increased, as a percentage of service revenue, due primarily to a decrease in service center employee benefits expense offset, in part, by an increase in service center personnel costs.

Selling, general and administrative expenses increased substantially, as a percentage of total revenues, due primarily to increases in store expenses and general office costs offset, in part, by a decrease in media costs.


Nonoperating income consisted of the following:
  (in thousands)
                                         1997             1996
                                       ------           ------
  Rental revenue                       $  908             $807
  Investment income                     1,661              129
  Other income                             40               11
                                       ------             ----
  Total                                $2,609             $947
                                       ======             ====


The 5.7% increase in net earnings was due primarily to increases in total and comparable store revenues coupled with an increase in gross profit from merchandise sales, as a percentage of merchandise sales, an increase in gross profit from service revenue, as a percentage of service revenue, and an increase in investment income, as a percentage of total revenues, offset, in part, by a substantial increase in selling, general and administrative expenses, as a percentage of total revenues.

LIQUIDITY AND CAPITAL RESOURCES - August 2, 1997
------------------------------------------------

The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. During the first twenty-six weeks of 1997, the Company invested $133,863,000 in property and equipment while net inventory (net inventory includes the increase in inventory less the change in accounts payable) increased $162,781,000. Working capital increased from $70,691,000 at February 1, 1997 to $198,723,000 at August 2, 1997. At August 2, 1997 the Company had stockholders' equity of $829,111,000 and long-term debt of $618,331,000. The Company's long-term debt was 43% of its total capitalization at August 2, 1997 and 37% at February 1, 1997.

The Company plans to open as many as 68 new stores during the balance of the current fiscal year. Given the strong demand for automotive repair and service the Company intends to open fewer PARTS USAs in 1997 than previously planned, conserving capital and resources for an increased rate of new store openings of its full service SUPERCENTERS in future years. Management estimates that if all 68 new stores are opened the cost of this expansion, coupled with expenditures in existing stores, warehouses and offices will be approximately $100,000,000. Funds required to finance the store expansion including related inventory requirements are expected to come primarily from operating activities with the remainder provided by unused lines of credit which totalled $153,000,000 at August 2, 1997, from the Company's Medium-Term Note program with remaining capacity of $100,000,000 as of August 2, 1997 or from further accessing traditional lending sources such as the public capital markets.

On July 10, 1997 the Company established a Medium-Term Note program which permits the Company to issue up to $150,000,000 of Medium-Term Notes from time to time. Under such program, on July 15, 1997 the Company sold $50,000,000 principal amount of 6.52% senior notes maturing on July 16, 2007. Interest is payable semi-annually on January 2 and July 2. The net proceeds of $49,750,000 were used for working capital, the repayment of debt and for general corporate purposes.


FUTURE ACCOUNTING STANDARDS
---------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of earnings and requires reconciliation of the numerators and denominators of the basic and diluted EPS calculations. This statement will be effective for the fourth quarter of the Company's 1997 fiscal year. Assuming the Company had adopted the provisions of SFAS No. 128, the pro forma effect on the Company's EPS calculations for the thirteen week periods ended August 2, 1997 and August 3, 1996 are as follows:
August 2, 1997- as reported: $.47, basic: $.49; August 3, 1996 - as reported:
$.49, basic: $.50.   The Company's EPS calculations for the twenty-six week
periods ended August 2, 1997 and August 3, 1996 are as follows: August 2, 1997-as reported: $.84, basic: $.86; August 3, 1996 - as reported: $.82, basic: $.83. The Company's reported EPS calculations are the same as pro forma diluted EPS.


In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 130 effective February 1, 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. If applicable, this statement would only require additional disclosures in the Company's consolidated financial statements and as such, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 131 effective February 1, 1998.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings

   The Company is a defendant in a purported class action entitled "Brian Lee, Anthony Baxton, and Harry Schlein v. The Pep Boys - Manny, Moe & Jack," in the Circuit Court of Mobile County, Alabama. The Company has moved to dismiss the case for failure to state a claim. The Company's motion to dismiss is pending before the Circuit Court of Mobile County, Alabama. In their complaint, the plaintiffs allege that the Company sold old or used automotive batteries to consumers as if those batteries were new. The complaint purports to state causes of action for fraud and deceit, negligent misrepresentation, breach of contract and violation of state consumer protection statutes. The plaintiffs are seeking compensatory and punitive damages, as well as injunctive and equitable relief. The Company believes the claims are without merit and intends to vigorously defend this action.

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


Item 2.   Changes in Securities
          None.

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          An annual meeting of shareholders was held on June 4, 1997, The shareholders approved the election of directors shown below.

          Directors Elected at Annual Meeting of Shareholders
          ---------------------------------------------------
          Bernard J. Korman           Chairman of the Board; Graduate Health
                                      Systems
                                      Chairman of the Board; NutraMax
                                      Products, Inc.
          J. Richard Leaman, Jr.      Retired, formerly President & CEO;
                                      S.D. Warren Company
          .................................................................

          Directors whose term of office continued after the Annual Meeting of Shareholders
          -----------------------------------------------------------------
          Malcolmn D. Pryor           Chairman of the Board;
                                      Pryor, McClendon, Counts & Co., Inc.
          Benjamin Strauss            Retired, formerly Chairman & CEO;
                                      Pep Boys
          Myles H. Tanenbaum          President & CEO; Arbor Property Trust
          David V. Wachs              Retired, formerly Chairman of the Board
                                      & CEO; Charming Shoppes, Inc.
          Mitchell G. Leibovitz       Chairman of the Board & CEO; Pep Boys
          Lester Rosenfeld            Private Investor
          Lennox K. Black             Chairman of the Board;
                                      Teleflex Incorporated
                                      Chairman of the Board;
                                      Penn Virginia Corporation
          ...................................................................

          The shareholders approved an amendment to the Company's 1990 Stock Incentive Plan with 48,864,301 affirmative votes; 5,037,214 negative votes and 262,943 abstentions. The amendment increased the number of shares available for award from 4,000,000 to a total of 6,000,000 shares.

          The shareholders also approved the appointment of the independent auditors Deloitte & Touche, LLP with 54,149,838 affirmative votes, 129,939 negative votes and 160,043 abstentions.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (11)    Statement Re: Computation of Earnings Per Share
               (27)    Financial Data Schedule

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


                                  THE PEP BOYS - MANNY, MOE & JACK
                                  --------------------------------
                                                      (Registrant)

Date:                                   By: /s/ Michael J. Holden
      -----------------------            -------------------------

                                                 Michael J. Holden
                                          Executive Vice President,
                                         & Chief Financial Officer

INDEX TO EXHIBITS
-----------------
  (11)    Computations of Earnings Per Share

  (27)    Financial Data Schedule