Form 10-Q
period 1997-11-01
PEP BOYS MANNY MOE & JACK
filed 1997-12-16
CIK 77449

                          UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended November 1, 1997

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


As of November 1, 1997 there were 63,471,251 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------------
Index                                                               Page
-------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.        Condensed Consolidated
               Financial Statements (Unaudited)

                 Consolidated Balance Sheets -
                 November 1, 1997 and February 1, 1997                 3

                 Consolidated Statements of Earnings -
                 Thirteen and Thirty-nine weeks ended
                 November 1, 1997 and November 2, 1996                 4

                 Condensed Consolidated Statements of
                 Cash Flows - Thirty-nine weeks ended
                 November 1, 1997 and November 2, 1996                 5

                 Notes to Condensed Consolidated
                 Financial Statements                                6-7

Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                           8-13


PART II - OTHER INFORMATION                                           14
---------------------------

SIGNATURE                                                             15



-------------------------------------------------------------------------

                            THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands, except per share amounts)
                                                                    Nov. 1, 1997       Feb. 1, 1997*
                                                                    ------------       -------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash.......................................................        $    3,587          $    2,589
   Accounts receivable, net...................................            11,371               7,653
   Merchandise inventories....................................           568,185             520,082
   Prepaid expenses...........................................            15,869              33,042
   Deferred income taxes......................................            16,982              16,982
   Other......................................................            23,024              24,570
                                                                    ------------       -------------
      Total Current Assets....................................           639,018             604,918

 Property and Equipment - at cost:
   Land.......................................................           290,128             278,345
   Building and improvements..................................           889,697             794,244
   Furniture, fixtures and equipment..........................           527,274             448,425
   Construction in progress...................................            49,331              22,528
                                                                    ------------       -------------
                                                                       1,756,430           1,543,542
   Less accumulated depreciation and amortization.............           411,779             353,808
                                                                    ------------       -------------
      Total Property and Equipment............................         1,344,651           1,189,734

 Other........................................................            25,520              23,713
                                                                    ------------       -------------
Total Assets..................................................        $2,009,189          $1,818,365
                                                                    ============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable...........................................        $  202,639          $  337,536
   Accrued expenses...........................................           151,512             133,557
   Short-term borrowings......................................            87,100              63,000
   Current maturities of long-term debt.......................               154                 134
                                                                    ------------       -------------
      Total Current Liabilities...............................           441,405             534,227

 Long-Term Debt, less current maturities......................           415,790             217,178
 Deferred Income Taxes........................................            58,748              50,382
 Convertible Subordinated Notes...............................            86,250              86,250
 Zero Coupon Convertible Subordinated Notes...................           156,801             152,237
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares;
    Issued and outstanding 63,471,251 and 63,119,491..........            63,471              63,119
   Additional paid-in capital.................................           168,061             162,660
   Retained earnings..........................................           678,932             612,581
                                                                    ------------       -------------
                                                                         910,464             838,360
   Less:
     Shares held in benefits trust - 2,232,500 shares, at cost            60,269              60,269
                                                                    ------------       -------------
      Total Stockholders' Equity..............................           850,195             778,091
                                                                    ------------       -------------
Total Liabilities and Stockholders' Equity....................        $2,009,189          $1,818,365
                                                                    ============       =============

 See notes to condensed consolidated financial statements.
*Taken from the audited financial statements at Feb. 1, 1997.
/TABLE

                                           THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                        (dollar amounts in thousands, except per share amounts)
                                                               UNAUDITED

                                                               Thirteen weeks ended                  Thirty-nine weeks ended
                                                         ---------------------------------     ----------------------------------
                                                          Nov. 1, 1997        Nov. 2, 1996       Nov. 1, 1997        Nov. 2, 1996
                                                         -------------       -------------     --------------      --------------
Merchandise Sales....................................        $ 440,500           $ 408,670         $1,303,518          $1,178,644
Service Revenue......................................           85,064              70,149            250,622             205,462
                                                         -------------       -------------     --------------      --------------
Total Revenues.......................................          525,564             478,819          1,554,140           1,384,106

Costs of Merchandise Sales...........................          304,759             284,029            901,184             819,393
Costs of Service Revenue.............................           67,939              56,503            197,683             163,704
                                                         -------------       -------------     --------------      --------------
Total Costs of Revenues..............................          372,698             340,532          1,098,867             983,097

Gross Profit from Merchandise Sales..................          135,741             124,641            402,334             359,251
Gross Profit from Service Revenue....................           17,125              13,646             52,939              41,758
                                                         -------------       -------------     --------------      --------------
Total Gross Profit...................................          152,866             138,287            455,273             401,009

Selling, General and Administrative Expenses.........          106,548              88,178            309,342             255,973
                                                         -------------       -------------     --------------      --------------
Operating Profit.....................................           46,318              50,109            145,931             145,036

Nonoperating Income..................................            1,129                 925              3,738               1,872
Interest Expense.....................................            9,758               6,943             28,147              22,895
                                                         -------------       -------------     --------------      --------------
Earnings Before Income Taxes.........................           37,689              44,091            121,522             124,013

Income Taxes.........................................           13,569              16,314             44,168              45,885
                                                         -------------       -------------     --------------      --------------

Net Earnings.........................................           24,120              27,777             77,354              78,128

Retained Earnings, beginning of period...............          658,485             568,483            612,581             524,443
Cash Dividends.......................................            3,673               3,179             11,003               9,490
                                                         -------------       -------------      -------------      --------------
Retained Earnings, end of period.....................        $ 678,932           $ 593,081         $  678,932          $  593,081
                                                         =============       =============      =============      ==============
Net Earnings per Share...............................        $     .38           $     .44         $     1.22          $     1.26
                                                         =============       =============      ==============     ==============
Cash Dividends per Share.............................        $   .0600           $   .0525         $    .1800          $    .1575
                                                         =============       =============      ==============     ==============

See notes to condensed consolidated financial statements.

                                           THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (dollar amounts in thousands)
                                                               UNAUDITED
                                                                                      Thirty-nine weeks ended
                                                                                 ----------------------------------
                                                                                  Nov. 1, 1997        Nov. 2, 1996
                                                                                 --------------      --------------
          Net Cash (Used in) Provided by Operating Activities.............           $  (1,850)          $  73,182

Cash Flows from Investing Activities:
          Capital expenditures............................................            (215,422)           (137,618)
          Other, net......................................................                 788               1,283
                                                                                     ----------          ----------
          Net Cash Used in Investing Activities...........................            (214,634)           (136,335)

Cash Flows from Financing Activities:
          Net borrowings under line of credit agreements..................             124,100              35,086
          Reduction of long-term debt.....................................                (368)           (107,141)
          Dividends paid..................................................             (11,003)             (9,490)
          Net proceeds from issuance of debt..............................              99,000             146,250
          Proceeds from exercise of stock options
            and dividend reinvestment plan................................               5,753              14,301
                                                                                     ----------          ----------
          Net Cash Provided by Financing Activities.......................             217,482              79,006
                                                                                     ----------          ----------
Net Increase in Cash.................................................                      998              15,853

Cash at Beginning of Period..........................................                    2,589              11,487
                                                                                     ----------          ----------
Cash at End of Period................................................                $   3,587           $  27,340
                                                                                     ==========          ==========

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of November 1, 1997, the consolidated statements of earnings for the thirteen and thirty-nine week periods ended November 1, 1997 and November 2, 1996 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 1, 1997 and November 2, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 1, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 1, 1997 annual report to shareholders. The results of operations for the thirteen and thirty-nine week periods ended Novemeber 1, 1997 are not necessarily indicative of the operating results for the full year.


NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, inventories would have been approximately $2,300,000 and $3,300,000 higher at November 1, 1997 and February 1, 1997, respectively.

NOTE 3. Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of earnings and requires reconciliation of the numerators and denominators of the basic and diluted EPS calculations. This statement will be effective for the fourth quarter of the Company's 1997 fiscal year. Assuming the Company had adopted the provisions of SFAS No. 128, the pro forma effect on the Company's EPS calculations for the thirteen week periods ended November 1, 1997 and November 2, 1996 are as follows: November 1, 1997 - as reported: $.38, basic: $.39; November 2, 1996 - as reported: $.44, basic: $.45. The Company's EPS calculations for the thirty-nine week periods ended November 1, 1997 and November 2, 1996 are as follows: November 1, 1997 - as reported: $1.22, basic: $1.25; November 2,
1996 - as reported: $1.26, basic: $1.28. The Company's reported EPS calculations are the same as pro forma diluted EPS.

NOTE 4. Reporting Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 130 in fiscal 1998.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

NOTE 5. Disclosures about Segments of an Enterprise and Related Information

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. If applicable, this statement would only require additional disclosures in the Company's consolidated financial statements and as such, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 131 in fiscal 1998.

NOTE 6.  Subsequent Event

On July 10, 1997, the Company established a Medium-Term Note program which permitted the Company to issue up to $150,000,000 of Medium-Term Notes.
Under this program, on November 3, 1997 and November 5, 1997 the Company sold $35,000,000 and $16,000,000 principal amounts of 6.71% and 6.67% senior notes maturing on November 3, 2004 and November 5, 2004, respectively. Interest is payable semi-annually. The net proceeds of $34,807,500 and $15,912,000 were used for working capital, the repayment of debt and for general corporate purposes.


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


                                                            Percentage of Total Revenues      Percentage Change
------------------------------------------------------    ----------------------------------  -----------------
Thirteen weeks ended                                      November 1, 1997  November 2, 1996     Fiscal 1997 vs.
                                                           (Fiscal 1997)     (Fiscal 1996)          Fiscal 1996
------------------------------------------------------    ----------------  ----------------  -----------------
Merchandise Sales.....................................         83.8%              85.3%                7.8%
Service Revenue (1)...................................         16.2               14.7                21.3
                                                              -----              -----               -----
Total Revenues........................................        100.0              100.0                 9.8

Costs of Merchandise Sales (2)........................         69.2 (3)           69.5 (3)             7.3
Costs of Service Revenue (2)..........................         79.9 (3)           80.5 (3)            20.2
                                                              -----              -----               -----
Total Costs of Revenues...............................         70.9               71.1                 9.4

Gross Profit from Merchandise Sales...................         30.8 (3)           30.5 (3)             8.9
Gross Profit from Service Revenue.....................         20.1 (3)           19.5 (3)            25.5
                                                              -----              -----               -----
Total Gross Profit....................................         29.1               28.9                10.5

Selling, General and Administrative Expenses..........         20.3               18.4                20.8
                                                              -----              -----               -----
Operating Profit......................................          8.8               10.5                (7.6)

Nonoperating Income...................................           .2                 .2                22.1
Interest Expense......................................          1.8                1.5                40.5
                                                              -----              -----               -----
Earnings Before Income Taxes..........................          7.2                9.2               (14.5)

Income Taxes..........................................         36.0 (4)           37.0 (4)           (16.8)
                                                              -----              -----               -----
Net Earnings..........................................          4.6                5.8               (13.2)
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

Thirteen Weeks Ended November 1, 1997 vs. Thirteen Weeks Ended November 2, 1996
-------------------------------------------------------------------------------

Total revenues for the third quarter increased 9.8% due to a higher store count (675 at November 1, 1997 compared with 561 at November 2, 1996) offset, in part, by a 3.6% decrease in comparable store revenues (revenues generated by stores in operation during the same months of each period). Comparable store merchandise sales decreased 5.7% while comparable service revenue increased by 8.3%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to substantially higher merchandise margins offset, in part, by increases in store occupancy and warehousing costs.

Gross profit from service revenue increased, as a percentage of service revenue, due primarily to a decrease in service center employee benefits expense.

Selling, general and administrative expenses increased substantially, as a percentage of total revenues, due primarily to lower than expected revenues as well as increases in store expenses and general office costs.

Nonoperating income consisted of the following:
  (in thousands)
                                         1997             1996
                                       ------           ------
  Rental revenue                       $  289           $  275
  Investment income                       836              625
  Other income                              4               25
                                       ------           ------
  Total                                $1,129           $  925
                                       ======           ======

Interest expense increased, as a percentage of total revenues, due primarily to higher debt levels necessary to fund the Company's store expansion program and related working capital requirements.


Net earnings decreased, as a percentage of total revenues, due primarily to a decrease in comparable store revenues, substantially higher selling, general and administrative expenses, as a percentage of total revenues and an increase in interest expense, as a percentage of total revenues, offset, in part, by an increase in gross profit from merchandise sales, as a percentage of merchandise sales.

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

                                                                Percentage of Total Revenues           Percentage Change
------------------------------------------------------       --------------------------------------    -----------------
Thirty-nine weeks ended                                       November 1, 1997     November 2, 1996      Fiscal 1997 vs.
                                                              (Fiscal 1997)         (Fiscal 1996)          Fiscal 1996
------------------------------------------------------       -----------------    -----------------    -----------------
Merchandise Sales.....................................              83.9%               85.2%               10.6%
Service Revenue (1)...................................              16.1                14.8                22.0
                                                                  -------             -------             -------
Total Revenues........................................             100.0               100.0                12.3

Costs of Merchandise Sales (2)........................              69.1 (3)            69.5 (3)            10.0
Costs of Service Revenue (2)..........................              78.9 (3)            79.7 (3)            20.8
                                                                   ------              ------              ------
Total Costs of Revenues...............................              70.7                71.0                11.8

Gross Profit from Merchandise Sales...................              30.9 (3)            30.5 (3)            12.0
Gross Profit from Service Revenue.....................              21.1 (3)            20.3 (3)            26.8
                                                                   ------              ------              ------
Total Gross Profit....................................              29.3                29.0                13.5

Selling, General and Administrative Expenses..........              19.9                18.5                20.8
                                                                   ------              ------              ------
Operating Profit......................................               9.4                10.5                  .6

Nonoperating Income...................................                .2                  .1                99.7
Interest Expense......................................               1.8                 1.6                22.9
                                                                   ------              ------              ------
Earnings Before Income Taxes..........................               7.8                 9.0                (2.0)
Income Taxes..........................................              36.3 (4)            37.0 (4)            (3.7)
                                                                   ------              ------              ------
Net Earnings..........................................               5.0                 5.6                (1.0)
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

Thirty-nine Weeks Ended November 1, 1997 vs. Thirty-nine Weeks Ended November 2, 1996
--------------------------------------------------------------------

Total revenues for the thirty-nine weeks ended November 1, 1997 increased 12.3% due to a higher store count (675 at November 1, 1997 compared with 561 at November 2, 1996) offset, in part, by a 0.4% decrease in comparable store revenues. Comparable store merchandise sales decreased 2.2% while comparable service revenue increased 9.9%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to substantially higher merchandise margins offset, in part, by increases in store occupancy and warehousing costs.

Gross profit from service revenue increased, as a percentage of service revenue, due primarily to a decrease in service center employee benefits expense offset, in part, by an increase in service center personnel costs.

Selling, general and administrative expenses increased substantially, as a percentage of total revenues, due primarily to lower than expected revenues as well as increases in store expenses and general office costs offset, in part, by a decrease in media costs.


Nonoperating income consisted of the following:
  (in thousands)
                                         1997             1996
                                       ------           ------
  Rental revenue                       $1,197           $1,082
  Investment income                     2,497              754
  Other income                             44               36
                                       ------           ------
  Total                                $3,738           $1,872
                                       ======           ======

Interest expense increased, as a percentage of total revenues, due primarily to higher debt levels necessary to fund the Company's store expansion program and related working capital requirements.

The decrease in net earnings, as a percentage of total revenues, was due primarily to an increase in selling, general and administrative expenses, as a percentage of total revenues offset, in part, by an increase in gross profit from merchandise sales, as a percentage of merchandise sales.

LIQUIDITY AND CAPITAL RESOURCES - November 1, 1997
--------------------------------------------------

The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. During the first thirty-nine weeks of 1997, the Company invested $215,422,000 in property and equipment while net inventory (net inventory includes the increase in inventory less the change in accounts payable) increased $183,000,000. Working capital increased from $70,691,000 at February 1, 1997 to $197,613,000 at November 1, 1997. At November 1, 1997 the Company had stockholders' equity of $850,195,000 and long-term debt of $658,841,000. The Company's long-term debt was 44% of its total capitalization at November 1, 1997 and 37% at February 1, 1997.

The Company plans to open as many as 39 new stores during the fourth quarter of fiscal 1997. Management estimates that if all 39 new stores are opened the cost of this expansion, coupled with expenditures in existing stores, warehouses and offices will be approximately $35,000,000. Funds required to finance the store expansion including related inventory requirements are expected to come primarily from operating activities with the remainder provided by unused lines of credit which totalled $142,000,000 at November 1, 1997, or from accessing traditional lending sources such as the public capital markets.

In fiscal 1998, the Company plans to open between 70 and 75 new stores. Funds required to finance the store expansion including related inventory requirements are expected to be less than the funds required for fiscal 1997.

On July 10, 1997 the Company established a Medium-Term Note program which permitted the Company to issue up to $150,000,000 of Medium-Term Notes. Under this program the Company has sold senior notes as follows.

                    Interest       Maturity           Principal           Net
    Date              Rate           Date              Amount          Proceeds
--------------------------------------------------------------------------------
July 15, 1997         6.52%     July 16, 2007       $ 50,000,000    $ 49,750,000
September 19, 1997    6.40%     September 19, 2007  $ 49,000,000    $ 48,755,000
November 3, 1997      6.71%     November 3, 2004    $ 35,000,000    $ 34,807,500
November 5, 1997      6.67%     November 5, 2004    $ 16,000,000    $ 15,912,000
--------------------------------------------------------------------------------
                                                    $150,000,000    $149,224,500

Interest on these senior notes is payable semi-annually. The net proceeds were used for working capital, the repayment of debt and for general corporate purposes.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This new standard requires dual presentation of basic and diluted earnings per share
(EPS) on the face of the statement of earnings and requires reconciliation of the numerators and denominators of the basic and diluted EPS calculations. This statement will be effective for the fourth quarter of the Company's 1997 fiscal year. Assuming the Company had adopted the provisions of SFAS No. 128, the pro forma effect on the Company's EPS calculations for the thirteen week periods ended November 1, 1997 and November 2, 1996 are as follows:
November 1, 1997 - as reported: $.38, basic: $.39; November 2, 1996 - as reported: $.44, basic: $.45. The Company's EPS calculations for the thirty-nine week periods ended November 1, 1997 and November 2, 1996 are as follows: November 1, 1997 - as reported: $1.22, basic: $1.25; November 2,
1996 - as reported: $1.26, basic: $1.28. The Company's reported EPS calculations are the same as pro forma diluted EPS.

------------------------------------


In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 130 in fiscal 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. If applicable, this statement would only require additional disclosures in the Company's consolidated financial statements and as such, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 131 in fiscal 1998.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings

   Reference is made to the Company's quarterly report on Form 10-Q for the quarterly period ended August 2, 1997.

   The Company is party to various lawsuits and claims that arise, from time to time, in the normal course of business. In the opinion of management, these lawsuits and claims are not singularly or in the aggregate, material to the Company's financial position or results of operations.


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

Date:  12/15/97                         By: /s/ Michael J. Holden
      -----------------------            -------------------------

                                                 Michael J. Holden
                                          Executive Vice President,
                                         & Chief Financial Officer

INDEX TO EXHIBITS
-----------------
  (11)    Computations of Earnings Per Share

  (27)    Financial Data Schedule