Form 10-K
period 1998-01-31
PEP BOYS MANNY MOE & JACK
filed 1998-04-29
CIK 77449

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

--------------------------------------------------------------------------------

(Mark One)

(x) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended January 31, 1998

                                       or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (NO FEE REQUIRED)

                For the transition period from      to      .

                          Commission file number 1-3381

                        The Pep Boys - Manny, Moe & Jack
                   ------------------------------------------

             (Exact name of registrant as specified in its charter)

         Pennsylvania                                    23-0962915
 ------------------------------            ------------------------------------

(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)


3111 West Allegheny Avenue, Philadelphia, PA                     19132
--------------------------------------------                   ---------
(Address of principal executive office)                        (Zip code)

Registrant's telephone number, including area code            215-229-9000
                                                              ------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
    Title of each class                                  on which registered
    -------------------                               -----------------------

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

                                  Yes  X       No
                                     -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

                                  Yes       No  X
                                     -----    -----


As of the close of business on April 10, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $1,199,527,000.

As of April 10, 1998, there were 63,753,581 shares of the registrant's common stock outstanding.

         This Annual Report on Form 10-K contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward looking statements involve risks and uncertainties which could cause actual results to materially differ from those expressed in any such forward looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Forward Looking Statements."

DOCUMENTS INCORPORATED BY REFERENCE

PART III Portions of the registrant's definitive proxy statement, which will be filed with the commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year, for the Company's Annual Meeting of Shareholders presently scheduled to be held on June 3, 1998.

         This Annual Report on Form 10-K for the year ended January 31, 1998, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities on or after the date of such filing, pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

                                     PART I

ITEM 1 BUSINESS

GENERAL

         The Pep Boys - Manny, Moe & Jack and Subsidiaries (the "Company") is a leading automotive retail and service chain. The Company is engaged principally in the retail sale of automotive parts and accessories, automotive maintenance and service and the installation of parts. As of January 31, 1998, the Company operated 711 stores which consists of 591 SUPERCENTERS and one SERVICE & TIRE CENTER, having an aggregate of 6,208 service bays, and 119 PEP BOYS EXPRESS (formerly called PARTS USA) stores. The Company operates approximately 13,405,000 gross square feet of retail space, including service bays. The SUPERCENTERS average approximately 20,800 square feet and the PEP BOYS EXPRESS stores average approximately 9,400 square feet. The Company believes it is well positioned to gain market share and to increase profitability by serving the "do-it-yourself," "do-it-for-me" and "buy-for-resale" customer segments with the highest quality merchandise and service at a good value.

         As of January 31, 1998, the Company operated its stores in 33 states, the District of Columbia and Puerto Rico. The following table indicates by state the number of stores of the Company in operation at the end of fiscal 1994, 1995, 1996 and 1997 and the number of stores opened and closed by the Company during each of the last three fiscal years:


                                     NUMBER OF STORES AT END OF FISCAL YEARS 1994 THROUGH 1997

                                  1994                           1995                          1996                            1997
                                  Year                           Year                          Year                            Year
State                              End       Opened   Closed      End       Opened   Closed     End       Opened   Closed      End
-----                              ---       ------   ------      ---       ------   ------     ---       ------   ------      ---

Alabama                              1            -         -       1            -         -      1            -         -       1
Arizona                             24            -         -      24            -         1     23            1         -      24
Arkansas                             1            -         -       1            -         -      1            -         -       1
California                         102           17         1     118           29         1    146           10         -     156
Colorado                             5            1         -       6            2         -      8            -         -       8
Connecticut                          -            2         -       2            5         -      7            2         -       9
Delaware                             5            -         -       5            -         -      5            1         -       6
District of Columbia                 -            2         -       2            1         -      3            2         -       5
Florida                             34            4         -      38            4         -     42            9         -      51
Georgia                             20            2         -      22            3         -     25            1         -      26
Illinois                            13            4         -      17            4         -     21           11         -      32
Indiana                              1            2         -       3            3         -      6            6         -      12
Kansas                               2            -         -       2            -         -      2            -         -       2
Kentucky                             3            1         -       4            -         -      4            -         -       4
Louisiana                           12            -         -      12            -         -     12            -         -      12
Maryland                            16            3         1      18            2         -     20            5         2      23
Massachusetts                        3            2         -       5            4         -      9            2         -      11
Michigan                             1            5         -       6            5         -     11            6         -      17
Missouri                             1            -         -       1            -         -      1            -         -       1
Nevada                               8            -         -       8            -         -      8            2         -      10
New Hampshire                        1            -         -       1            1         -      2            2         -       4
New Jersey                          15            3         -      18            8         -     26            8         -      34
New Mexico                           8            -         -       8            -         -      8            -         -       8
New York                            11            3         -      14           13         -     27           19         -      46
North Carolina                      11            -         -      11            -         -     11            -         -      11
Ohio                                 9            1         -      10            3         -     13            1         -      14
Oklahoma                             6            -         -       6            -         -      6            -         -       6
Pennsylvania                        34            8         2      40            3         -     43            8         1      50
Puerto Rico                          -            7         -       7            4         -     11           10         -      21
Rhode Island                         1            -         -       1            2         -      3            1         -       4
South Carolina                       6            -         -       6            -         -      6            -         -       6
Tennessee                            7            -         -       7            -         -      7            -         -       7
Texas                               55            8         -      63            2         -     65            -         -      65
Utah                                 6            -         -       6            -         -      6            -         -       6
Virginia                            13            -         -      13            2         -     15            3         -      18
                                   ---          ---        --    ----          ---        --    ---         ----        --    ----

Total                              435           75         4     506          100         2    604          110         3     711
                                   ===           ==        ==     ===          ===        ==    ===          ===        ==     ===


NEW STORES AND EXPANSION STRATEGY
         During fiscal 1997, the Company opened 70 SUPERCENTERS, all of which include service bays, 39 PEP BOYS EXPRESS stores and one SERVICE & TIRE CENTER. Two outmoded units were closed and replaced by SUPERCENTERS and one PARTS USA store was closed.

         The Company's typical SUPERCENTER is a free standing, "one-stop" shopping automotive warehouse that features state-of-the-art service bays. Each SUPERCENTER carries an average of approximately 28,000 stock-keeping units and serves the automotive aftermarket needs of the "do-it-yourself," the "do-it-for-me" and the "buy-for-resale" customer segments. Late in 1996, a new SUPERCENTER prototype was introduced reducing overall size to approximately 18,200 square feet while offering the same number of stock-keeping units and increasing the number of service bays to 12. The Company intends to continue to utilize this new prototype in fiscal 1998.

         PEP BOYS EXPRESS stores generally operate in certain urban locations that the Company believes will be better served by stores with an extensive selection of parts and accessories (an average of approximately 27,000 stock-keeping units per store) but without tires or service bays. PEP BOYS EXPRESS stores primarily serve the automotive aftermarket needs of the "do-it-yourself" and the "buy-for-resale" customer segments. PEP BOYS EXPRESS stores average approximately 9,400 square feet.

         The Company has established a commercial parts delivery business to increase its market share with the professional installer. This will strengthen the Company's position in the "buy-for-resale" customer segment by taking greater advantage of the breadth and quality of its parts inventory as well as its experience supplying its own service bays and mechanics. As of January 31, 1998, 262 of the Company's stores provide parts delivery, and by the end of the second quarter of fiscal 1998, the Company expects to provide parts delivery from all of its suitable stores, representing approximately 80 % of its chain.

         In fiscal 1998, the Company plans to slow down its store expansion by opening approximately 40 new stores. If all 40 stores are opened, the Company anticipates spending approximately $66,200,000 in addition to the $13,198,000 it has already spent as of January 31, 1998 in connection with certain of these locations. Additionally in fiscal 1998, the Company anticipates spending approximately $19,200,000 on certain stores it expects to open in fiscal 1999. The Company expects to fund this expansion from net cash generated by operating activities, and if necessary from unused lines of credit or from accessing traditional lending sources which may include the public capital markets.

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

MERCHANDISING

         Each Pep Boys SUPERCENTER and PEP BOYS EXPRESS store carries the same basic product line, with variations based on the number and type of cars registered in the different markets. A full complement of inventory at a SUPERCENTER and a PEP BOYS EXPRESS store currently includes an average of approximately 28,000 and 27,000 items, respectively. The Company's automotive product line includes: tires (not stocked at PEP BOYS EXPRESS locations); batteries; new and rebuilt parts for domestic and imported cars, including suspension parts, ignition parts, mufflers, engines and engine parts, oil and air filters, belts, hoses, air conditioning parts, and brake parts; chemicals, including oil, antifreeze, polishes, additives, cleansers and paints; mobile electronics, including sound systems, alarms, remote vehicle starters and global positioning systems; car accessories, including seat covers, floor mats, gauges, mirrors and booster cables; a full line of hand tools including sockets, wrenches, ratchets, paint and body tools, jacks and lift equipment, automotive specialty tools and test gauges; as well as a large selection of truck, van and sport utility vehicle accessories.

         In addition to offering a wide variety of high quality, branded products, the Company sells an array of high quality products under the Pep Boys and various other private label names. The Company sells cleaners and chemicals under the Pep Boys name. The Company also sells oil, oil treatments, hand cleaner, air filters, oil filters, transmission fluids and lubricants under the name PROLINE (R) and paints under the name VARSITY (R). The Company sells starters and alternators under the name PROSTART (R), water pumps under the name PROCOOL (R) and batteries under the names PRO-START (R), MASTER START (tm) and RIGHT START (tm). Brakes are sold under the names SHUR GRIP (R), PROSTOP (R) and ELITE (tm) and tires under the names CORNELL (R) and FUTURA (R).

The Company also sells shock absorbers under the name PRO RYDER (R), and trunk and hatchback lift supports under the name PROLIFT (R). All products sold by the Company under the Pep Boys and various other private label names accounted for approximately 25% of the Company's merchandise sales in fiscal 1997. The remaining merchandise is sold under the brand names of others. Except for revenues from maintaining or repairing automobiles and installing products, which accounted for approximately 16.3%, 15.0% and 15.0% of the Company's total revenues in fiscal years 1997, 1996 and 1995, respectively, no class of products or services accounted for as much as 10% of the Company's total revenues.

         The Company has a point-of-sale system in all of its stores which gathers sales and gross profit data by stock-keeping unit from each store on a daily basis. This information is then used by the Company to help formulate its pricing, marketing and merchandising strategies.

         The Company has an electronic parts catalog in all of its stores and an electronic commercial invoicing system in all of its stores that offer commercial parts delivery.

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

         The Company uses various forms of advertising to promote its category dominant product offering, its state-of-the-art automotive service and repair capabilities and its commitment to customer service and satisfaction. The Company's advertising vehicles include, but are not limited to, multi-page catalogs, television and radio commercials, newspaper advertisements and various in-store promotions. All or most of the gross cost of the advertising directed by the Company is customarily borne by the suppliers of the products advertised.

         In fiscal 1997, approximately 64% of the Company's total revenues were cash transactions (including personal checks), and the remainder were credit and debit card transactions, and commercial credit accounts.

         The Company does not experience significant seasonal fluctuation in the generation of its revenues.

STORE OPERATIONS AND MANAGEMENT

         All Pep Boys stores are open seven days a week. Each SUPERCENTER has a manager, a service manager, a parts manager and two or more assistant managers. Each PEP BOYS EXPRESS store has a manager, a parts manager and two or more assistant managers. A store manager's average length of service with the Company is approximately six years.

         The Company has service bays in 592 of its 711 locations. Each service department can perform a variety of services which include: engine diagnosis and tune-ups, wheel and front end alignments, state inspection and emission services, air conditioning service, heating and cooling system service, fuel injection and throttle body service, battery and electrical service; the repair and installation of parts and accessories including brake parts, suspension parts, exhaust systems, front end parts, ignition parts, belts, hoses, clutches, filters, stereos and speakers, alarms, sunroofs, cruise controls, global positioning systems, remote starters and various other merchandise sold in Pep Boys' stores; installation and balancing of tires, and oil and lubrication services.

         The Company coordinates the operation and merchandising of each store through a network of district and regional managers. The regional managers report to one of three divisional Vice Presidents - Store Operations and one Vice President Service Operations, who report to the Company's Senior Vice President - Store Operations, who reports to the Company's Chairman of the Board, President & Chief Executive Officer. Supervision and control over the individual stores are facilitated by means of the Company's computer system, operational handbooks and regular visits to the individual stores by the district operations managers and loss prevention personnel.

         All of the Company's advertising, accounting, purchasing and most of its management information systems and administrative functions are conducted at its corporate headquarters in Philadelphia, Pennsylvania. Certain of the Company's management information system functions are conducted at a regional office located near its corporate headquarters. Certain administrative functions for the Company's western, southwestern, southeastern, midwest and Puerto Rico operations are performed at various regional offices of the Company. See "Properties."

INVENTORY CONTROL AND DISTRIBUTION

         Almost all of the Company's merchandise is distributed to its stores from its warehouses primarily by dedicated carriers and also by Company-owned or leased trucks. Target levels of inventory for each product have been established for each of the Company's warehouses and stores and are based upon prior shipment history, sales trends and seasonal demand. Inventory on hand is compared to the target levels on a weekly basis at each warehouse. If the inventory on hand at a warehouse is below the target levels, the Company's buyers order merchandise from its suppliers.

         Each Pep Boys store has an automatic inventory replenishment system that automatically orders additional inventory when a store's inventory on hand falls below the target level. In addition, the Company's centralized buying system, coupled with continued advancement in its warehouse and distribution systems, has greatly enhanced the Company's ability to control its inventory.

SUPPLIERS

         During fiscal 1997, the Company's ten largest suppliers accounted for approximately 40% of the merchandise purchased by the Company. No single supplier accounted for more than 12% of the Company's purchases. The Company has no long-term contracts for the purchase of merchandise. Management believes that the relationships the Company has established with its suppliers are generally good.

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

         Although the Company's competition varies by geographic area, the Company believes that it generally has a favorable competitive position in terms of depth and breadth of product line, price, quality of personnel and customer service.

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

EMPLOYEES

At January 31, 1998, the Company employed 24,203 persons as follows:

                                                   Full-time                        Part-time                          Total
Description                                  Numbers         %                Numbers         %                Numbers         %
                                             -------        ----              -------        ----              -------        ----
Store Sales                                    8,023        44.2                4,274        70.7               12,297        50.8
Store Service                                  7,703        42.4                1,498        24.8                9,201        38.0
                                             -------       -----                -----       -----              -------       -----

STORE TOTAL                                   15,726        86.6                5,772        95.5               21,498        88.8

Warehouses                                     1,103         6.1                  239         4.0                1,342         5.6
Offices                                        1,331         7.3                   32          .5                1,363         5.6
                                             -------      ------              -------     -------              -------      ------

TOTAL EMPLOYEES                               18,160       100.0                6,043       100.0               24,203       100.0
                                              ======       =====                =====       =====               ======       =====

         Of the 1,342 full-time and part-time warehouse employees referred to above, 325 employees at the Company's New Jersey warehouse facilities are members of a union. The Company believes employee relations are generally good. At the end of fiscal 1996, the Company employed approximately 15,502 full-time and 4,987 part-time employees and at the end of fiscal 1995, the Company employed approximately 13,186 full-time and 4,405 part-time employees.

ITEM A  EXECUTIVE OFFICERS OF THE COMPANY
         The following table indicates the names, ages, years with the Company and positions (together with the year of election to such positions) of the executive officers of the Company:


----------------------------------------------------------------------------------------------------------------------------------
                                                                           Years with            Position with the Company and
Name                                                   Age                   Company             Date of Election to Position
----                                                   ---                   -------             ----------------------------

Mitchell G. Leibovitz                                   52                        19             Chairman of the Board since
                                                                                                 March 1994; Chief Executive
                                                                                                 Officer since March 1990;
                                                                                                 President since 1986

Michael J. Holden                                       46                        18             Executive Vice President
                                                                                                 since March 1996; Senior Vice
                                                                                                 President & Chief Financial
                                                                                                 Officer since March 1987

J. Michael Riggan                                       48                         -             Senior Vice President -
                                                                                                 Merchandising and Marketing
                                                                                                 since November 1997

Mark L. Page                                            41                        22             Senior Vice President - Store
                                                                                                 Operations since March 1993

Ronald J. McEvoy                                        50                         1             Senior Vice President & Chief
                                                                                                 Information Officer since February
                                                                                                 1997

Frederick A. Stampone                                   42                        15             Senior Vice President
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


Messrs. Leibovitz, Holden and Stampone have been executive officers of the Company for more than the past five years. Mr. Page was a regional manager for the Company from February 1987 until February 1991 when he was elected Vice President - Western Store Operations. On March 14, 1993, Mr. Page became Senior Vice President - Store Operations. Mr. McEvoy was Senior Vice President and Chief Information Officer for Fred Meyer, Inc. from May 1990 until February 1997 when he joined Pep Boys as Senior Vice President and Chief Information Officer. Mr. Riggan served as Executive Vice President of PetCare Plus, Inc. from November 1991 until November 1997 when he became Senior Vice President - Merchandising and Marketing for Pep Boys. Each of the officers serves at the pleasure of the Board of Directors of the Company.

ITEM 2  PROPERTIES

         The Company owns its five-story, approximately 300,000 square foot corporate headquarters in Philadelphia, Pennsylvania. The Company also owns the following administrative regional offices -- a three-story, approximately 60,000 square foot structure in Los Angeles, California of which it occupies approximately 35,000 square feet and approximately 4,000 square feet of space in each of Melrose Park, Illinois and Bayamon, Puerto Rico. In addition, the Company leases approximately 4,000 square feet of space for administrative regional offices in each of Decatur, Georgia and Richardson, Texas.

         Of the 711 store locations operated by the Company at January 31, 1998, 374 are owned and 337 are leased. Of the 337 leased store locations, 189 are ground leases.

         The following table sets forth certain information regarding the owned and leased warehouse space utilized by the Company for its 711 store locations at January 31, 1998.

Warehouse                               Products             Square           Owned or            Stores                    States
Location                              Warehoused            Footage             Leased          Serviced                  Serviced
--------                              ----------            -------             ------          --------                  --------
Los Angeles, CA                       All except            216,000              Owned               121                    AZ, CA
                                           tires

Los Angeles, CA                            Tires             73,000             Leased                91                    AZ, CA

Los Angeles, CA                       All except            137,000             Leased               121                    AZ, CA
                                           tires

Phoenix, AZ                           All except            108,000              Owned                60               AZ, CO, NM,
                                       tires and                                                                        NV, TX, UT
                                       chemicals

Phoenix, AZ                            Tires and             56,000             Leased                60               AZ, CO, NM,
                                       chemicals                                                                        NV, TX, UT

Bridgeport, NJ                        All except            195,000              Owned               188               CT, DC, DE,
                                           tires                                                                        MA, MD, NH,
                                                                                                                       NJ, NY, PA,
                                                                                                                        PR, RI, VA

Bridgeport, NJ                         Tires and            273,000             Leased               188               CT, DC, DE,
                                       chemicals                                                                       MA, MD, NH,
                                                                                                                       NJ, NY, PA,
                                                                                                                        PR, RI, VA

Atlanta, GA                                  All            392,000              Owned               123               AL, FL, GA,
                                                                                                                      NC,  PR, SC,
                                                                                                                            TN, VA

Mesquite, TX                                 All            244,000              Owned                80               AR, KS, LA,
                                                                                                                        MO, OK, TX

Plainfield, IN                               All            403,000              Leased              101               IL, IN, KY,
                                                                                                                       MI, NY, OH,
                                                                                                                                PA

Tracy, CA                                    All            246,250             Leased                38                    CA, NV
                                                         ----------

Total                                                     2,343,250
                                                         ==========

         To meet its current expansion requirements the Company plans to open a 400,000 square foot, leased warehouse facility in Chester, New York in late 1998 or early 1999.

         The Company anticipates that its existing and planned warehouse space will accommodate inventory necessary to support store expansion and any increase in stock-keeping units through the end of fiscal 1999.

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended January 31, 1998.

                                     PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The common stock of The Pep Boys - Manny, Moe & Jack is listed on the New York Stock Exchange under the symbol "PBY". There were 4,368 registered shareholders as of January 31, 1998. The following table sets forth for the periods listed, the high and low sale prices and the cash dividends paid on the Company's common stock.


---------------------------------------------------------------------------------------------------------------

MARKET PRICE PER SHARE

                                                       Market Price Per Share                    Cash Dividends
Fiscal year ended January 31, 1998                     High                Low                        Per Share
----------------------------------                     ----                ---                        ---------
First Quarter                                          35                29 3/8                          $.0600
Second Quarter                                         35 5/8            30                               .0600
Third Quarter                                          34 7/8            23 5/8                           .0600
Fourth Quarter                                         26 3/16           21 9/16                          .0600


Fiscal year ended February 1, 1997
---------------------------------

First Quarter                                          34 7/8            27 7/8                          $.0525
Second Quarter                                         35 1/2            28                               .0525
Third Quarter                                          38 1/4            30 3/4                           .0525
Fourth Quarter                                         38                27 7/8                           .0525

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

SELECTED FINANCIAL DATA (UNAUDITED)
(dollar amounts in thousands, except per share amounts)

Year ended                                     Jan. 31, 1998     Feb. 1, 1997      Feb. 3, 1996    Jan. 28, 1995     Jan. 29, 1994
-----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF EARNINGS DATA
Merchandise sales                                $ 1,720,670      $ 1,554,757       $ 1,355,008      $ 1,211,536       $ 1,076,543
Service revenue                                      335,850          273,782           239,332          195,449           164,590
Total revenues                                     2,056,520        1,828,539         1,594,340        1,406,985         1,241,133
Gross profit from merchandise sales                  474,239(1)       484,494           411,133          364,378           307,861
Gross profit from service revenue                     66,081           53,025            44,390           32,417            27,457
Total gross profit                                   540,320(1)       537,519           455,523          396,795           335,318
Selling, general and
 administrative expenses                             430,517(1)       350,419           296,089          247,872           214,710
Operating profit                                     109,803(1)       187,100           159,434          148,923           120,608
Nonoperating income                                    5,309            2,435             2,090            3,490             3,601
Interest expense                                      39,656           30,306            32,072           25,931            19,701
Earnings before income taxes
 and accounting change                                75,456(1)       159,229           129,452          126,482           104,508
Earnings before accounting change                     49,611(1)       100,824            81,494           80,008            65,512
Accounting change                                          -                -                 -           (4,300)                -
Net earnings                                          49,611(1)       100,824            81,494           75,708            65,512

BALANCE SHEET DATA

Working capital                                  $   151,340      $    70,691       $    39,868      $   121,858       $    92,518
Current ratio                                      1.24 to 1        1.13 to 1         1.09 to 1        1.42 to 1         1.37 to 1
Merchandise inventories                          $   655,363      $   520,082       $   417,852      $   366,843       $   305,872
Property and equipment-net                         1,377,749        1,189,734         1,014,052          861,910           723,452
Total assets                                       2,161,360        1,818,365         1,500,008        1,291,019         1,078,518
Long-term debt (includes
 all convertible debt)                               646,641          455,665           367,043          380,787           253,000
Stockholders' equity                                 822,635          778,091           665,460          586,253           547,759

DATA PER COMMON SHARE

Basic earnings before accounting
 change(2)                                       $      .81(1)    $      1.67       $      1.37      $      1.35       $      1.08
Basic earnings(2)                                       .81(1)           1.67              1.37             1.28              1.08
Diluted earnings before accounting
 change(2)                                              .80(1)           1.62              1.34             1.32              1.06
Diluted earnings(2)                                     .80(1)           1.62              1.34             1.25              1.06
Cash dividends                                          .24               .21               .19              .17               .15
Stockholders' equity                                  12.92             12.33             10.72             9.53              8.97
Common share price range:
 high-low                                  35 5/8 - 21 9/16   38 1/4 - 27 7/8   34 3/4 - 21 7/8      36 7/8 - 26   27 1/2 - 20 1/2

OTHER STATISTICS

Return on average
  stockholders' equity                                  6.2%            14.0%             13.0%            13.4%             12.4%
Common shares outstanding                         63,657,728       63,119,491        62,084,021       61,501,679        61,060,055
Capital expenditures                             $   284,084      $   245,246       $   205,913      $   185,072       $   135,165
Number of retail outlets                                 711              604               506              435               386
-----------------------------------------------------------------------------------------------------------------------------------

(1) Includes pretax charges of $28,012 ($18,418 net of tax or $.30 per share-basic and diluted), $16,330 of which reduced gross profit from merchandise sales with the remaining $11,682 included in selling, general and administrative expenses. These charges were associated with closing nine stores, reducing the store expansion program, converting all Parts USA stores to The Pep Boys Express format, certain equipment write-offs, severance and other non-recurring expenses.

(2) All data per common share for the years ended February 1, 1997 and prior have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128 "Earnings per Share."

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                        Percentage of Total Revenues                       Percentage Change
------------------------------------------------------------------------------------------------------------------------------------

                                             Jan. 31, 1998     Feb. 1, 1997      Feb. 3, 1996       Fiscal 1997 vs.  Fiscal 1996 vs.
Year ended                                   (Fiscal 1997)    (Fiscal 1996)     (Fiscal 1995)           Fiscal 1996      Fiscal 1995
------------------------------------------------------------------------------------------------------------------------------------
Merchandise Sales                                  83.7%             85.0%            85.0%                 10.7%             14.7%
Service Revenue(1)                                 16.3              15.0             15.0                  22.7              14.4
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                    100.0             100.0            100.0                  12.5              14.7
------------------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales(2)                      72.4(3)           68.8(3)          69.7(3)               16.5              13.4
Costs of Service Revenue(2)                        80.3(3)           80.6(3)          81.5(3)               22.2              13.2
------------------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                            73.7              70.6             71.4                  17.4              13.4
------------------------------------------------------------------------------------------------------------------------------------

Gross Profit from Merchandise Sales                27.6(3)           31.2(3)          30.3(3)               (2.1)             17.8
Gross Profit from Service Revenue                  19.7(3)           19.4(3)          18.5(3)               24.6              19.5
------------------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                 26.3              29.4             28.6                    .5              18.0
------------------------------------------------------------------------------------------------------------------------------------
Selling, General and
  Administrative Expenses                          21.0              19.2             18.6                  22.9              18.3
------------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                    5.3              10.2             10.0                 (41.3)             17.4
Nonoperating Income                                  .3                .1               .1                 118.0              16.5
Interest Expense                                    1.9               1.6              2.0                  30.9              (5.5)
------------------------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                        3.7               8.7              8.1                 (52.6)             23.0
------------------------------------------------------------------------------------------------------------------------------------
Income Taxes                                       34.3(4)           36.7(4)          37.0(4)              (55.7)             21.8
------------------------------------------------------------------------------------------------------------------------------------
Net Earnings                                        2.4               5.5              5.1                 (50.8)             23.7
------------------------------------------------------------------------------------------------------------------------------------

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

FISCAL 1997 vs. FISCAL 1996

         Total revenues for fiscal 1997 increased 12.5% over fiscal 1996 due to a higher store count (711 at January 31, 1998 compared with 604 at February 1, 1997) offset, in part, by a 0.4% decrease in comparable store revenues (revenues generated by stores in operation during the same months of each period). Comparable store merchandise sales decreased 2.3% while comparable service revenue increased 10.3%.

         During fiscal 1997 the Company recorded pretax charges of $28,012,000 ($18,418,000 net of tax), $16,330,000 of which was recorded as Costs of Merchandise Sales and includes the costs associated with closing nine stores, converting all Parts USA stores to the Pep Boys Express format, certain equipment write-offs and other non-recurring expenses. The remaining $11,682,000 of these expenses, which include costs associated with reducing the store expansion program, certain equipment write-offs and other non-recurring expenses, have been included in Selling, General and Administrative Expenses.

         The substantial decrease in gross profit from merchandise sales, as a percentage of merchandise sales, was due primarily to significantly lower merchandise margins, significantly higher store occupancy costs and the $16,330,000 pretax charge.

         The dramatic increase in selling, general and administrative expenses, as a percentage of total revenues, was due primarily to a substantial increase in store expenses, an increase in general office costs and the $11,682,000 pretax charge.

         Interest expense increased, as a percentage of total revenues, due primarily to higher debt levels necessary to fund the Company's store expansion program and related working capital requirements offset, in part, by slightly lower interest rates.

         Net earnings in fiscal 1997, which were negatively impacted by the after tax charges of $18,418,000, decreased substantially as compared with fiscal 1996, as a percentage of total revenues, due primarily to a substantial decrease in gross profit from merchandise sales, as a percentage of merchandise sales, a dramatic increase in selling, general and administrative expenses, as a percentage of total revenues, and an increase in interest expense, as a percentage of total revenues.

FISCAL 1996 vs. FISCAL 1995

         Total revenues for fiscal 1996, which included 52 weeks, increased 14.7% over fiscal 1995, which included 53 weeks, due to a higher store count (604 at February 1, 1997 compared with 506 at February 3, 1996) coupled with a 4.3% increase in comparable store revenues (revenues generated by stores in operation during the same months of each period). Comparable store merchandise sales increased 3.9% while comparable store service revenue increased 6.4%.

         The increase in gross profit from merchandise sales, as a percentage of merchandise sales, was due primarily to significantly higher merchandise margins and a decrease in warehousing costs offset, in part, by an increase in store occupancy costs.

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

         The 23.7% increase in net earnings in fiscal 1996, as compared with fiscal 1995, was due primarily to increases in total and comparable store revenues, a substantial increase in gross profit from merchandise sales, as a percentage of merchandise sales, an increase in gross profit from service revenue, as a percentage of service revenue, and lower interest expense, as a percentage of total revenues offset, in part, by higher selling, general and administrative expenses, as a percentage of total revenues.

EFFECTS OF INFLATION

         The Company uses the LIFO method of inventory valuation. Thus, the cost of merchandise sold approximates current cost. Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on revenues or results of operations during fiscal 1997, fiscal 1996 or fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. The Company opened 110 stores in fiscal 1997, 100 stores in fiscal 1996 and 75 stores in fiscal 1995. In fiscal 1997, with increased levels of capital expenditures and net inventory, the Company increased its debt by $174,999,000. In fiscal 1996, with increased levels of capital expenditures, the Company increased its debt by $43,550,000. In fiscal 1995, with an increase in cash from operating activities, the Company decreased its debt by $22,507,000.


         The following table indicates the Company's principal cash requirements for the past three years.
(dollar amounts                       Fiscal               Fiscal             Fiscal
in thousands)                           1997                 1996               1995                 Total
--------------------------------------------------------------------------------------------------------------
Cash Requirements:
    Capital expenditures            $284,084             $245,246           $205,913              $735,243
    Net inventory
      increase (decrease)(1)          63,764              (12,782)           (71,351)              (20,369)
--------------------------------------------------------------------------------------------------------------
    Total                           $347,848             $232,464           $134,562              $714,874
--------------------------------------------------------------------------------------------------------------
Net cash provided by
    operating activities
    (excluding the change
    in net inventory)               $180,721             $169,811           $159,968              $510,500
--------------------------------------------------------------------------------------------------------------

(1) Net inventory increase (decrease) is the change in inventory less the change in accounts payable.

         Inventories have increased in the past three years as the Company added a net of 276 stores while the average number of stock-keeping units per store rose during the period from approximately 25,000 to approximately 28,000, many of which are higher cost hard parts.

         The Company currently plans to open approximately 40 new stores in fiscal 1998. Management estimates that the cost to open all 40 stores, coupled with capital expenditures relating to existing stores, warehouses and offices during fiscal 1998, will be approximately $184,000,000. This slower store expansion program coupled with the Company's plans to reduce inventory levels is expected to generate net cash from operating activities in excess of its cash requirements in fiscal 1998. The Company expects to fund anticipated fiscal 1998 capital expenditures from net cash generated from operating activities, and if necessary from unused lines of credit (which totaled $247,000,000 at January 31, 1998), or from accessing traditional lending sources which may include the public capital markets.

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

         In June 1995, the Company sold $100,000,000 of 7% Notes due June 1, 2005. Proceeds were used to repay portions of the Company's long-term variable-rate bank debt and for general corporate purposes.

         In September 1996, the Company received net proceeds of $146,250,000 from the sale of zero coupon subordinated Liquid Yield Option Notes due 2011 which have an aggregate principal amount at maturity of $271,704,000. The notes were issued at a discount representing a yield to maturity of 4%. Proceeds from the notes were used to repay the Company's short-term variable-rate bank debt, portions of the Company's long-term variable-rate bank debt and for general corporate purposes.

         In July 1997, the Company established a Medium-Term Note program which permitted the Company to issue up to $150,000,000 of Medium-Term Notes. Under this program the Company has sold $150,000,000 principal amount of senior notes, ranging in annual interest rates from 6.4% to 6.7% and due November 2004 through September 2007. The net proceeds of $149,225,000 were used for working capital, the repayment of debt and for general corporate purposes.

         In February 1998, the Company established a Medium-Term Note program which permits the Company to issue up to $200,000,000 of Medium-Term Notes. Under this program the Company has sold $100,000,000 principal amount of senior notes, ranging in annual interest rates from 6.7% to 6.9% and due March 2004 and March 2006. The net proceeds of $99,429,000 were used for working capital, the repayment of debt and for general corporate purposes.

         The Company's working capital was $151,340,000 at January 31, 1998, $70,691,000 at February 1, 1997 and $39,868,000 at February 3, 1996. The
Company's long-term debt, as a percentage of its total capitalization, was 44% at January 31, 1998, 37% at February 1, 1997 and 36% at February 3, 1996.

NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company will adopt SFAS No. 130 in fiscal 1998.

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

         In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." This statement, which establishes standards for the reporting of information about pensions and other postretirement benefits, is effective for periods beginning after December 15, 1997, although earlier adoption is permitted. The Company does not expect adoption of this statement to result in significant changes to its presentation of pension and other postretirement benefit information. The Company will adopt SFAS No. 132 in fiscal 1998.

INFORMATION SYSTEMS AND THE YEAR 2000

         The Company recognizes that the arrival of the Year 2000 poses a challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, has assessed and is modifying its computer applications and business processes to provide for their continued functionality. An assessment of the readiness of external entities which it interfaces with, such as vendors, suppliers, customers and others, is ongoing.

         The Company expects that the principal costs involved will be those associated with the remediation and testing of its computer applications. This effort is currently underway across the Company. A large portion of these costs will be met from existing resources through a reprioritization of technology development initiatives, with the remainder representing incremental costs. Management estimates that these costs, which will be expensed as incurred, for the remediation and testing of computer applications will range from approximately $12,000,000 to $16,000,000 over the two year period from 1998 through the end of 1999.

         While the Company does not currently foresee any material problems, there can be no guarantee that the Company and the external entities with which it interfaces will be Year 2000 compliant by January 1, 2000 and that any such non-compliance will not have a material adverse effect on the Company.

FORWARD LOOKING STATEMENTS

         Certain statements made herein are forward looking and as a result involve risks and uncertainties. Actual results could differ materially from expected results due to factors beyond the control of the Company, including the strength of the national and regional economies and consumers' ability to spend, the health of various segments of the market that the Company serves -- particularly the do-it-yourself segment, the weather in geographical regions with a high concentration of the Company's stores, competitive pricing, location and number of competitors' stores, product costs, the ability to attract and retain qualified personnel, the ability to acquire real estate, facilities and equipment and the ability to complete the rollout of the commercial delivery program and reduce inventory levels during 1998. Further risk factors are discussed in the Company's filings with the Securities and Exchange Commission.

ITEM 8  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT
Board of Directors and Stockholders
The Pep Boys - Manny, Moe & Jack


We have audited the accompanying consolidated balance sheets of The Pep Boys - Manny, Moe & Jack and subsidiaries as of January 31, 1998 and February 1, 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1998. Our audits also included the financial statement schedule listed in the index at
Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pep Boys - Manny, Moe & Jack and subsidiaries at January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 19, 1998


CONSOLIDATED BALANCE SHEETS                                                   The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

                                                                                        January 31,                     February 1,
                                                                                              1998                            1997
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                                $    10,811                      $     2,589
  Accounts receivable, less allowance for
    uncollectible accounts of $265 and $252                                                13,070                            7,653
  Merchandise inventories                                                                 655,363                          520,082
  Prepaid expenses                                                                         27,449                           33,042
  Deferred income taxes                                                                    23,215                           16,982
  Other                                                                                    40,308                           24,570
-----------------------------------------------------------------------------------------------------------------------------------
           Total Current Assets                                                           770,216                          604,918
-----------------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
  Land                                                                                    296,721                          278,345
  Building and improvements                                                               920,522                          794,244
  Furniture, fixtures and equipment                                                       542,256                          448,425
  Construction in progress                                                                 21,432                           22,528
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        1,780,931                        1,543,542
  Less accumulated depreciation and amortization                                          403,182                          353,808
-----------------------------------------------------------------------------------------------------------------------------------
           Total Property and Equipment                                                 1,377,749                        1,189,734
-----------------------------------------------------------------------------------------------------------------------------------
Other                                                                                      13,395                           23,713
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      $ 2,161,360                      $ 1,818,365
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                    $   409,053                      $   337,536
  Accrued expenses                                                                        162,666                          133,557
  Short-term borrowings                                                                    47,000                           63,000
  Current maturities of long-term debt                                                        157                              134
-----------------------------------------------------------------------------------------------------------------------------------
           Total Current Liabilities                                                      618,876                          534,227
-----------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt, less current maturities                                                   402,021                          217,178
Deferred Income Taxes                                                                      73,208                           50,382
Convertible Subordinated Notes                                                             86,250                           86,250
Zero Coupon Convertible Subordinated Notes                                                158,370                          152,237
Commitments and Contingencies
Stockholders' Equity:
  Common stock, par value $1 per share:  Authorized 500,000,000 shares;
      Issued and outstanding 63,657,728 and 63,119,491                                     63,658                           63,119
  Additional paid-in capital                                                              171,741                          162,660
  Retained earnings                                                                       647,505                          612,581
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          882,904                          838,360
  Less cost of shares in benefits trust - 2,232,500 shares, at cost                        60,269                           60,269
-----------------------------------------------------------------------------------------------------------------------------------
           Total Stockholders' Equity                                                     822,635                          778,091
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      $ 2,161,360                      $ 1,818,365
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS                                         The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

                                                                        January 31,             February 1,             February 3,
Year ended                                                                    1998                    1997                    1996
------------------------------------------------------------------------------------------------------------------------------------
Merchandise Sales                                                       $1,720,670            $  1,554,757            $  1,355,008
Service Revenue                                                            335,850                 273,782                 239,332
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                                           2,056,520               1,828,539               1,594,340
------------------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                                               1,246,431               1,070,263                 943,875
Costs of Service Revenue                                                   269,769                 220,757                 194,942
------------------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                                  1,516,200               1,291,020               1,138,817
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                                        474,239                 484,494                 411,133
Gross Profit from Service Revenue                                           66,081                  53,025                  44,390
------------------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                                         540,320                 537,519                 455,523
------------------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative
  Expenses                                                                 430,517                 350,419                 296,089
------------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                                           109,803                 187,100                 159,434

Nonoperating Income                                                          5,309                   2,435                   2,090

Interest Expense                                                            39,656                  30,306                  32,072
------------------------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                                75,456                 159,229                 129,452

Income Taxes                                                                25,845                  58,405                  47,958
------------------------------------------------------------------------------------------------------------------------------------
Net Earnings                                                           $    49,611            $    100,824            $     81,494
------------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share                                               $       .81            $       1.67            $       1.37

Diluted Earnings per Share                                             $       .80            $       1.62            $       1.34
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

                                                                          Additional                                         Total
                                                    Common Stock             Paid-in       Retained     Benefits      Stockholders'
                                               Shares          Amount        Capital       Earnings        Trust            Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 28, 1995                  61,501,679         $61,502       $130,732       $454,288     $(60,269)         $586,253

Net earnings                                                                                 81,494                         81,494
Cash dividends ($.19 per share)                                                             (11,339)                       (11,339)
Exercise of stock options
  and related tax benefits                    555,471             555          7,829                                         8,384
Dividend reinvestment plan                     26,871              27            662                                           689
Acquisitions and transfers of 140,000
  shares to employees' savings plan                                              (21)                                          (21)
------------------------------------------------------------------------------------------------------------------------------------
Balance, February 3, 1996                  62,084,021          62,084        139,202        524,443      (60,269)          665,460

Net earnings                                                                                100,824                        100,824
Cash dividends ($.21 per share)                                                             (12,686)                       (12,686)
Exercise of stock options
  and related tax benefits                  1,002,333           1,002         22,977                                        23,979
Dividend reinvestment plan                     33,137              33          1,025                                         1,058
Acquisitions and transfers of 150,500
  shares to employees' savings plan                                             (544)                                         (544)
------------------------------------------------------------------------------------------------------------------------------------
Balance, February 1, 1997                  63,119,491          63,119        162,660        612,581      (60,269)          778,091

Net earnings                                                                                 49,611                         49,611
Cash dividends ($.24 per share)                                                             (14,687)                       (14,687)
Exercise of stock options
  and related tax benefits                    491,039             492          6,850                                         7,342
Minimum pension liability adjustment,
  net of tax                                                                   1,366                                         1,366
Dividend reinvestment plan                     47,198              47          1,221                                         1,268
Acquisitions and transfers of 190,000
  shares to employees' savings plan                                             (356)                                         (356)
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1998                  63,657,728         $63,658       $171,741       $647,505     $(60,269)         $822,635
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                             The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands)

                                                                        January 31,             February 1,             February 3,
Year ended                                                                     1998                    1997                    1996
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net earnings                                                       $   49,611               $ 100,824               $  81,494
     Adjustments to Reconcile Net Earnings to Net Cash
       Provided by Operating Activities:
        Depreciation and amortization                                       82,862                  65,757                  53,456
        Accretion of bond discount                                           6,133                   2,238                       -
        Increase in deferred income taxes                                   16,593                   8,838                   2,034
        Loss (gain) from sales of assets                                    12,278                     (34)                    201
     Changes in operating assets and liabilities:
        Increase in accounts receivable, prepaid expenses
           and other                                                       (16,875)                (44,950)                 (2,445)
        Increase in merchandise inventories                               (135,281)               (102,230)                (51,009)
        Increase in accounts payable                                        71,517                 115,012                 122,360
        Increase in accrued expenses                                        30,119                  37,138                  25,228
------------------------------------------------------------------------------------------------------------------------------------
           Total Adjustments                                                67,346                  81,769                 149,825
------------------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by Operating Activities                       116,957                 182,593                 231,319
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
        Capital expenditures                                              (284,084)               (245,246)               (205,913)
        Proceeds from sales of assets                                          929                   3,841                     114
------------------------------------------------------------------------------------------------------------------------------------
           Net Cash Used in Investing Activities                          (283,155)               (241,405)               (205,799)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
        Net borrowings (payments) under line of credit
          agreements                                                        19,000                  (1,500)               (102,700)
        Borrowings from life insurance policies                             12,406                       -                       -
        Reduction of long-term debt                                           (134)               (107,187)                (19,807)
        Dividends paid                                                     (14,687)                (12,686)                (11,339)
        Net proceeds from issuance of notes                                149,225                 146,250                  98,992
        Proceeds from exercise of stock options                              7,342                  23,979                   8,384
        Proceeds from dividend reinvestment plan                             1,268                   1,058                     689
------------------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by (Used in) Financing Activities             174,420                  49,914                 (25,781)
------------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                              8,222                  (8,898)                   (261)
Cash at Beginning of Year                                                    2,589                  11,487                  11,748
------------------------------------------------------------------------------------------------------------------------------------
Cash at End of Year                                                     $   10,811               $   2,589               $  11,487
------------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
     Income taxes paid                                                  $   29,009               $  56,336               $  40,251
     Interest paid, net of amounts capitalized                              38,622                  34,081                  30,155
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended January 31, 1998, February 1, 1997 and February 3, 1996 (dollar amounts in thousands, except per share amounts)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS The Pep Boys - Manny, Moe & Jack and Subsidiaries (the "Company") is engaged principally in the retail sale of automotive parts and accessories, automotive maintenance and service and the installation of parts through a chain of 711 stores at January 31, 1998. The Company currently operates stores in 33 states, Washington, D.C. and Puerto Rico.

FISCAL YEAR END The Company's fiscal year ends on the Saturday nearest to January 31. Fiscal years 1997, 1996 and 1995 were comprised of 52 weeks, 52 weeks and 53 weeks, respectively.

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

MERCHANDISE INVENTORIES Merchandise inventories are valued at the lower of cost (last-in, first-out method) or market. If the first-in, first-out method of valuing inventories had been used, inventories would have been approximately $870 and $3,300 higher at January 31, 1998 and February 1, 1997, respectively.

PROPERTY AND EQUIPMENT Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives: building and improvements, 5 1/2 to 40 years; furniture, fixtures and equipment, 3 to 10 years.

CAPITALIZED INTEREST Interest on borrowed funds is capitalized in connection with the construction of certain long-term assets. Capitalized interest amounted to $1,861, $1,575 and $1,407 in fiscal years 1997, 1996 and 1995, respectively.

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

INCOME TAXES The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes are determined based upon enacted tax laws and rates applied to the differences between the financial statement and tax bases of assets and liabilities.

ADVERTISING The Company expenses the production costs of advertising the first time the advertising takes place. The Company nets cooperative advertising reimbursements against costs incurred. Net advertising expense for fiscal years 1997, 1996 and 1995 was $0, $324 and $973, respectively. No advertising costs were recorded as an asset as of January 31, 1998.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," on February 4, 1996. As permitted by SFAS No. 123, the Company is accounting for employee stock-based compensation plans in accordance with Accounting Principles Board (APB) opinion No. 25, "Accounting for Stock Issued to Employees," and has provided disclosures required by SFAS No. 123.

REPORTING COMPREHENSIVE INCOME In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company will adopt SFAS No. 130 in fiscal 1998.

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

EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement, which established standards for the reporting of information about pensions and other postretirement benefits, is effective for periods beginning after December 15, 1997, although earlier adoption is permitted. The Company does not expect adoption of this statement to result in significant changes to its presentation of pension and other postretirement benefit information. The Company will adopt SFAS No. 132 in fiscal 1998.

RECLASSIFICATIONS Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.

NOTE B - DEBT

SHORT-TERM BORROWINGS The Company had short-term borrowings of $47,000 at January 31, 1998 and $63,000 at February 1, 1997. The Company had short-term lines of credit with several banks totaling $159,000 at January 31, 1998 and February 1, 1997. The interest rates on these lines were negotiated based upon market conditions. The weighted average interest rate on borrowings from these lines was 5.9% at January 31, 1998 and 5.8% at February 1, 1997. The average and maximum month end balances on these borrowings were $111,014 and $143,150 during fiscal 1997 and $98,696 and $154,200 during fiscal 1996.

LONG-TERM DEBT
-----------------------------------------------------------------------------------------------------------
                                                                 Jan. 31,                          Feb. 1,
                                                                     1998                             1997
-----------------------------------------------------------------------------------------------------------
Medium-term notes, 6.4% to 6.7%, due
   November 2004 through September 2007                          $150,000                         $      -
7% notes due June 2005                                            100,000                          100,000
Revolving credit agreement (a)                                     75,000                           40,000
6 5/8% notes due May 2003                                          75,000                           75,000
Mortgage notes payable, 5.8% to 8% (b)                              2,178                            2,312
-----------------------------------------------------------------------------------------------------------
                                                                  402,178                          217,312
   Less current maturities                                            157                              134
-----------------------------------------------------------------------------------------------------------

Total long-term debt                                             $402,021                         $217,178
-----------------------------------------------------------------------------------------------------------

(a) The Company has a revolving credit agreement with ten major banks providing for borrowings of up to $200,000. Funds may be drawn and repaid anytime prior to March 30, 2002. Sixty days prior to each anniversary date, the Company may request, and upon agreement of each bank, extend the maturity of this facility an additional year. If one of the banks fails to agree to this extension, the Company has the right to replace that bank. At the Company's option, the interest rate on any loan may be based on (i) the higher of the federal funds rate plus 1/4% or the prime rate, (ii) LIBOR plus up to .63% or (iii) a negotiated rate based upon market conditions. The weighted average interest rate was 5.9% at January 31, 1998 and 5.7% at February 1, 1997.

 (b) The weighted average interest rate on the mortgage notes payable was 6.9% at January 31, 1998 and February 1, 1997. These notes, which mature at various times through August 2016, are collateralized by land and building with an aggregate carrying value of approximately $7,695 at January 31, 1998.

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

         Each LYON is convertible at the option of the holder at any time on or prior to maturity, unless previously redeemed or otherwise purchased, into common stock of the Company at a conversion rate of 12.929 shares per LYON. The LYONs are redeemable at the option of the holder on September 20, 2001 and September 20, 2006 at the issue price plus accrued original issue discount. The Company, at its option, may elect to pay the purchase price on any such purchase date in cash or common stock, or any combination thereof. No LYONs were converted in 1997 and 1996. In addition, on or prior to September 20, 2001, the Company will purchase for cash any LYON, at the option of the holder, in the event of change in control of the Company. The LYONs are subordinated to all existing and future senior indebtedness of the Company.

         Several of the Company's debt agreements require the maintenance of certain financial ratios and covenants. Approximately $57,649 of the Company's net worth was not restricted by these covenants at fiscal year end. The Company is in compliance with all debt covenants at January 31, 1998.

         The annual maturities of all long-term debt for the next five years are $157 in 1998, $86,420 in 1999, $183 in 2000, $197 in 2001 and $75,111 in 2002.
Any compensating balance requirements related to all revolving credit agreements and debt were satisfied by balances available from normal business operations.

         The Company was contingently liable for outstanding letters of credit in the amount of approximately $23,443 at January 31, 1998.

         In February 1998, the Company established a Medium-Term Note program which permits the Company to issue up to $200,000 of Medium-Term Notes. Under this program the Company has sold $100,000 principal amount of senior notes, ranging in annual interest rates from 6.7% to 6.9% and due March 2004 and March 2006. The net proceeds of $99,429 were used for working capital, the repayment of debt and for general corporate purposes.

NOTE C - LEASE COMMITMENTS

         The Company leases certain property and equipment under operating leases which contain renewal and escalation clauses. Aggregate minimum rental commitments for leases having noncancelable lease terms of more than one year are approximately: 1998 - $43,015; 1999 - $41,967; 2000 - $41,642; 2001 -
$41,831; 2002 - $42,081; thereafter - $422,636. Rental expenses incurred for operating leases in 1997, 1996 and 1995 were $49,105, $33,616 and $22,302, respectively.

NOTE D - STOCKHOLDERS' EQUITY

RIGHTS AGREEMENT On December 31, 1997, the Company distributed as a dividend one common share purchase right on each of its common shares. The rights will not be exercisable or transferable apart from the Company's common stock until a person or group, as defined in the rights agreement (dated December 5,1997), without the proper consent of the Company's Board of Directors, acquires 15% or more, or makes an offer to acquire 15% or more of the Company's outstanding stock. When exercisable, the rights entitle the holder to purchase one share of the Company's common stock for $125. Under certain circumstances, including the acquisition of 15% of the Company's stock by a person or group, the rights entitle the holder to purchase common stock of the Company or common stock of an acquiring company having a market value of twice the exercise price of the right. The rights do not have voting power and are subject to redemption by the Company's Board of Directors for $.01 per right anytime before a 15% position has been acquired and for 10 days thereafter, at which time the rights become nonredeemable. The rights expire on December 31, 2007.

BENEFITS TRUST On April 29, 1994, the Company established a flexible employee benefits trust with the intention of purchasing up to $75,000 worth of the Company's common shares. The repurchased shares will be held in the trust and will be used to fund the Company's existing benefit plan obligations including healthcare programs, savings and retirement plans and other benefit obligations. The trust will allocate or sell the repurchased shares over the next 15 years to fund these benefit programs. As shares are released from the trust, the Company will charge or credit additional paid-in capital for the difference between the fair value of shares released and the original cost of the shares to the trust. For financial reporting purposes, the trust is consolidated with the accounts of the Company. All dividend and interest transactions between the trust and the Company are eliminated. As of January 31, 1998, the Company has repurchased 2,232,500 shares of its common stock at a cost of $60,269 which is shown as "Cost of shares in benefits trust" on the Company's consolidated balance sheets.

NOTE E - FOURTH QUARTER CHARGES

         During the fourth quarter of fiscal 1997 the Company recorded pretax charges of $28,012 ($18,418 net of tax), $16,330 of which was recorded as Costs of Merchandise Sales on the Company's Consolidated Statements of Earnings and includes the costs associated with closing nine stores, converting all PARTS USA stores to the PEP BOYS EXPRESS format, certain equipment write-offs and other non-recurring expenses. The remaining $11,682 of these expenses, which include costs associated with reducing the store expansion program, certain equipment write-offs and other non-recurring expenses, have been included in Selling, General and Administrative Expenses on the Company's Consolidated Statements of Earnings.

NOTE F - PENSION AND SAVINGS PLANS

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

         The actuarial computations using the "projected unit credit method" assumed a discount rate on benefit obligations of 7.5% in 1997, 7.5% in 1996 and 8.5% in 1995, and an expected long-term rate of return on plan assets of 8.5%. The assumption for annual salary increases over the average remaining service lives of employees under the plan was 4% in 1996 and 1995. Variances between actual experience and assumptions for costs and returns on assets are amortized over the remaining service lives of employees under the plan.

         As of December 31, 1996, the Company froze the accrued benefits under the plan and active participants became fully vested. The plan's trustee will continue to maintain and invest plan assets and will administer benefit payments. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," a curtailment gain of $1,554 was recognized in 1996.

         Pension (income) expense includes the following:

                                                                           Jan. 31,                 Feb. 1,                 Feb. 3,
Year Ended                                                                   1998                    1997                    1996
-----------------------------------------------------------------------------------------------------------------------------------

Normal service costs                                                     $       -                  $1,213                 $   968
Interest cost on projected
  benefit obligation                                                         1,667                   1,561                   1,382
Actual return on plan assets                                                  (614)                   (752)                   (720)
Net amortization of transition
  asset and unrecognized net gain                                             (214)                   (214)                   (759)
Prior service cost                                                               -                      19                      19
Asset gain deferred                                                         (1,115)                   (974)                 (1,013)
-----------------------------------------------------------------------------------------------------------------------------------

Total pension (income) expense                                            $   (276)                 $  853                 $  (123)
-----------------------------------------------------------------------------------------------------------------------------------

Pension plan assets are stated at fair market value and are composed primarily of money market funds, fixed income investments with maturities of less than five years and the Company's common stock.

The following table sets forth the reconciliation of the plan's funded status as of December 31 of each year. The actuarial present value of benefit obligation assumed a weighted average discount rate of 7.25% at December 31, 1997 and 7.5% at December 31, 1996.

                                                                          Dec. 31,                 Dec. 31,
                                                                            1997                     1996
-------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
Vested benefit obligation                                                 $(24,567)                $(22,076)
-------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation                                            $(24,567)                $(22,076)
-------------------------------------------------------------------------------------------------------------
Projected benefit obligation for
   service rendered to date                                               $(24,567)                $(22,076)
Plan assets at fair value                                                   20,324                   20,815
-------------------------------------------------------------------------------------------------------------
Assets less than projected benefit obligation                               (4,243)                  (1,261)
Unrecognized net asset (at date of transition)                                (857)                  (1,071)
Unrecognized net loss from past
   experience different from previous
   assumption                                                                3,043                        -
Adjustment to recognize minimum liability                                   (2,186)                       -
-------------------------------------------------------------------------------------------------------------
Accrued pension cost
   as of January 31, 1998 and
   February 1, 1997, respectively                                         $ (4,243)                $ (2,332)
-------------------------------------------------------------------------------------------------------------

The Company has a 401(k) savings plan which covers all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation. The Company's savings plan contribution expense was $4,543 in 1997, $3,685 in 1996 and $3,150 in 1995.

NOTE G - INCOME TAXES

         The provision for income taxes includes the following:


                                                                           Jan. 31,                 Feb. 1,                Feb. 3,
Year ended                                                                   1998                    1997                   1996
-----------------------------------------------------------------------------------------------------------------------------------
Current:
   Federal                                                                $  8,651                 $45,831                 $42,276
   State                                                                       601                   3,761                   3,648
Deferred:
   Federal                                                                  15,487                   8,225                   1,905
   State                                                                     1,106                     588                     129
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           $25,845                 $58,405                 $47,958
-----------------------------------------------------------------------------------------------------------------------------------

          A reconciliation of the statutory federal income tax rate to the effective rate of the provision for income taxes follows:


                                                                            Jan. 31,                 Feb. 1,               Feb. 3,
Year ended                                                                    1998                    1997                  1996
-----------------------------------------------------------------------------------------------------------------------------------
Statutory tax rate                                                            35.0%                   35.0%                   35.0%
State income taxes,
   net of federal
   tax benefits                                                                1.5                     1.8                     1.9
Other, net                                                                    (2.2)                    (.1)                     .1
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              34.3%                   36.7%                   37.0%
-----------------------------------------------------------------------------------------------------------------------------------
          Deferred income taxes relate to the following temporary differences:

                                                                            Jan. 31,                 Feb. 1,                Feb. 3,
Year ended                                                                    1998                    1997                    1996
-----------------------------------------------------------------------------------------------------------------------------------
Depreciation                                                              $ 22,173                 $ 9,330                 $ 6,420
Inventories                                                                    575                  (1,593)                 (2,551)
Vacation accrual                                                              (725)                   (593)                   (522)
Pension accrual                                                             (2,118)                    263                      47
Store closing reserves                                                      (3,866)                      -                       -
Insurance                                                                     (288)                  1,096                  (1,143)
Other, net                                                                     842                     310                    (217)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           $16,593                 $ 8,813                 $ 2,034
-----------------------------------------------------------------------------------------------------------------------------------

          The following are components of the net deferred tax accounts as of January 31, 1998:

                                                                           Federal                   State                   Total
-----------------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Current                                                                 $33,817                  $2,415                 $36,232
   Long-term                                                                18,981                   1,356                  20,337

Deferred tax liabilities:
   Current                                                                  12,149                     868                  13,017
   Long-term                                                                87,308                   6,237                  93,545
-----------------------------------------------------------------------------------------------------------------------------------
          The following are components of the net deferred tax accounts as of
February 1, 1997:


                                                                           Federal                   State                   Total
-----------------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Current                                                                 $26,426                  $1,883                 $28,309
   Long-term                                                                18,720                   1,337                  20,057

Deferred tax liabilities:
   Current                                                                  10,572                     755                  11,327
   Long-term                                                                65,748                   4,691                  70,439
-----------------------------------------------------------------------------------------------------------------------------------
          Items that gave rise to significant portions of the deferred tax accounts are as follows:

                                                                           Jan. 31,                 Feb. 1,
Year ended                                                                   1998                    1997
-----------------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Inventories                                                            $  9,500                 $10,075
   Vacation accrual                                                          4,325                   3,600
   Minimum pension liability adjustment                                        820                       -
   Store closing reserves                                                    3,866                       -
   Other, net                                                                4,704                   3,307
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           $23,215                 $16,982
-----------------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Depreciation                                                            $70,681                 $48,507
   Other, net                                                                2,527                   1,875
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           $73,208                 $50,382
-----------------------------------------------------------------------------------------------------------------------------------

NOTE H - NET EARNINGS PER SHARE

         The FASB issued SFAS No. 128, "Earnings per Share," to be effective for all periods ending after December 15, 1997. SFAS 128 requires all prior period earnings per share data presented to be restated to conform with the provisions of this pronouncement. SFAS 128 replaces primary earnings per share with the presentation of basic earnings per share and fully diluted earnings per share with diluted earnings per share.

         For fiscal years 1997, 1996 and 1995, basic earnings per share are based on net earnings divided by the weighted average number of shares outstanding during the period. Diluted earnings per share assumes conversion of convertible subordinated notes, zero coupon convertible subordinated notes and the dilutive effects of stock options. Adjustments for convertible securities were antidilutive in 1997 and therefore excluded from the computation of diluted EPS, however, these securities could potentially be dilutive in the future. Options to purchase 2,281,572 shares of common stock at various prices ranging from $23.78 to $37.38 were outstanding at January 31, 1998 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

--------------------------------------------------------------------------------
(in thousands, except per share amounts)

                                         Fiscal 1997                         Fiscal 1996
                            ----------------------------------  ------------------------------------------
                             Earnings     Shares      Per Share   Earnings          Shares      Per Share
                            (Numerator) (Denominator)   Amount   (Numerator)     (Denominator)    Amount
                            ----------- ------------   ------   -----------      -------------    ------
Basic EPS
Earnings available to
  common stockholders         $49,611       61,133       $0.81     $100,824          60,305        $1.67
                                                         =====                                     =====
Effect of Dilutive Securities
Adjustment for interest on 4%
  convertible subordinated
  notes, net of tax                 -            -                    2,168           2,104
Adjustment for interest on 4%
  zero coupon subordinated
  notes, net of tax                 -            -                    1,409           1,303
Common Shares assumed
  issued upon exercise of
  dilutive stock options            -          524                        -             893
Diluted EPS                   -------       ------                 --------          ------
Earnings available to common
  stockholders assuming
  conversion                  $49,611       61,657       $0.80     $104,401          64,605        $1.62
                              =======       ======       =====     ========          ======        =====

                               [RESTUBBED TABLE]

(in thousands, except per share amounts)

                                            Fiscal 1995
                                 ---------------------------------
                                 Earnings     Shares      Per Share
                                (Numerator) (Denominator)   Amount
                                ----------- -------------   ------
Basic EPS
Earnings available to
  common stockholders            $81,494       59,581       $1.37
                                                            =====
Effect of Dilutive Securities
Adjustment for interest on 4%
  convertible subordinated
  notes, net of tax                2,200        2,104
Adjustment for interest on 4%
  zero coupon subordinated
  notes, net of tax                    -            -
Common Shares assumed
  issued upon exercise of
  dilutive stock options               -          903
Diluted EPS                      -------       ------
Earnings available to common
  stockholders assuming
  conversion                     $83,694       62,588       $1.34
                                 =======       ======       =====

NOTE I - STOCK OPTIONS PLANS

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

   On May 21, 1990, the stockholders approved the 1990 Stock Incentive Plan which authorized the issuance of restricted stock and/or options to purchase up to 1,000,000 shares of the Company's common stock. Additional shares in the amounts of 2,000,000, 1,500,000 and 1,500,000 were authorized by stockholders on June 4, 1997, May 31, 1995 and June 1, 1993, respectively. Under this plan, both incentive and nonqualified stock options may be granted to eligible participants. Incentive stock options are exercisable on the second or third anniversary of the grant date and nonqualified options become exercisable over a five-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options cannot be exercised more than ten years after the grant date. As of January 31, 1998, 2,277,285 shares remain available for grant.

         Stock option transactions for the Company's stock option plans are summarized as follows:


                                                       Fiscal 1997                  Fiscal 1996                Fiscal 1995
                                          ------------------------      -----------------------       --------------------
                                                          Weighted                     Weighted                   Weighted
                                                           Average                      Average                    Average
                                                          Exercise                     Exercise                   Exercise
                                              Shares         Price         Shares         Price         Shares       Price
---------------------------------------------------------------------------------------------------------------------------
Outstanding - beginning of year            3,500,036        $23.34      4,031,329       $20.91       3,662,779       $16.24
Granted                                      837,000         30.15        613,702        33.64       1,042,970        30.90
Exercised                                   (487,914)        15.00       (988,605)       18.43        (582,470)        8.16
Canceled                                    (383,928)        30.24       (156,390)       31.10         (91,950)       28.76
---------------------------------------------------------------------------------------------------------------------------
Outstanding - end of year                  3,465,194         25.40      3,500,036        23.34       4,031,329        20.91
---------------------------------------------------------------------------------------------------------------------------
Options exercisable - at year end          1,988,209         21.08      2,227,917        18.53       2,724,607        16.77

Weighted average estimated fair value
   of options granted                                        11.00                       11.28                        11.04
---------------------------------------------------------------------------------------------------------------------------


          The following table summarizes information about stock options outstanding at January 31, 1998:

                                                               Options Outstanding                      Options Exercisable
                                                 ----------------------------------------------    -------------------------------
                                                                     Weighted
                                                                      Average          Weighted                           Weighted
                                                      Number        Remaining           Average           Number           Average
Range of                                         Outstanding      Contractual          Exercise      Exercisable          Exercise
Exercise Prices                                   at 1/31/98             Life             Price       at 1/31/98             Price
----------------------------------------------------------------------------------------------------------------------------------

$11.13 to $20.00                                     894,855          2 years            $12.36          894,855            $12.36
$20.01 to $25.00                                     404,900          6 years             22.85          336,850             22.67
$25.01 to $30.00                                     297,889          7 years             27.38          192,311             27.79
$30.01 to $37.38                                   1,867,550          8 years             31.88          564,193             31.67
----------------------------------------------------------------------------------------------------------------------------------
$11.13 to $37.38                                   3,465,194                                           1,988,209
----------------------------------------------------------------------------------------------------------------------------------

          The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans for options granted in fiscal 1995 and thereafter been determined based on the fair value at the grant dates and recognized as compensation expense on a straight-line basis over the vesting period of the grant consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:

---------------------------------------------------------------------------------------------------
                                                Fiscal 1997                           Fiscal 1996
---------------------------------------------------------------------------------------------------
Net earnings:
   As reported                                      $49,611                             $ 100,824
   Pro forma                                        $46,120                             $  98,185

Net earnings per share:
   As reported
      Basic                                         $  0.81                             $   1.67
      Diluted                                       $  0.80                             $   1.62
   Pro forma
      Basic                                         $  0.75                             $   1.63
      Diluted                                       $  0.75                             $   1.58
---------------------------------------------------------------------------------------------------

          The pro forma effect on net earnings for fiscal 1997 and fiscal 1996 are not representative of the pro forma effect on net earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

          The fair value of each option granted during fiscal 1997 and fiscal 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (i) 0.7% dividend yield for all years, (ii) expected volatility of 33% and 32%, respectively, (iii) risk-free interest rate ranges of 5.5% to 6.9% and 5.5% to 6.7%, respectively, and (iv) ranges of expected lives 3.5 years to 6.5 years and 3.5 years to 6 years, respectively.

NOTE J - CONTINGENCIES

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

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

          The estimated fair values of the Company's financial instruments are as follows:
 ...............................................................................

                                                       January 31, 1998                            February 1, 1997
                                                   ------------------------                      ---------------------
                                                 Carrying           Estimated                Carrying          Estimated
                                                   Amount          Fair Value                  Amount         Fair Value
-------------------------------------------------------------------------------------------------------------------------
Assets:
   Cash                                         $  10,811           $  10,811                $  2,589          $   2,589
   Accounts receivable                             13,070              13,070                   7,653              7,653
Liabilities:
   Accounts payable                               409,053             409,053                 337,536            337,536
   Short-term borrowings                           47,000              47,000                  63,000             63,000
   Long-term debt including
    current maturities                            402,178             406,086                 217,312            215,029
   Convertible subordinated
    notes                                          86,250              84,637                  86,250             88,838
   Zero coupon convertible
    subordinated notes                            158,370             147,236                 152,237            146,041
-------------------------------------------------------------------------------------------------------------------------

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

          The fair value estimates presented herein are based on pertinent information available to management as of January 31, 1998 and February 1, 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.


QUARTERLY FINANCIAL DATA (UNAUDITED)                               The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------------------------------------------
                                                                Net Earnings         Cash           Market Price
Year Ended        Total      Gross     Operating      Net         Per Share        Dividends          Per Share
Jan. 31, 1998   Revenues     Profit      Profit    Earnings    Basic   Diluted     Per Share      High        Low
--------------------------------------------------------------------------------------------------------------------

1st Quarter     $489,278   $141,942     $44,105    $23,146    $.38       $.37      $.0600           35       29 3/8
2nd Quarter      539,298    160,465      55,508     30,088     .49        .47       .0600       35 5/8           30
3rd Quarter      525,564    152,866      46,318     24,120     .39        .38       .0600       34 7/8       23 5/8
4th Quarter      502,380     85,047     (36,128)   (27,743)   (.45)      (.45)      .0600      26 3/16      21 9/16
--------------------------------------------------------------------------------------------------------------------

Year Ended
Feb. 1, 1997
--------------------------------------------------------------------------------------------------------------------
1st Quarter     $428,614   $121,301     $39,594    $20,116    $.34       $.33      $.0525        34 7/8      27 7/8
2nd Quarter      476,673    141,421      55,333     30,235     .50        .49       .0525        35 1/2          28
3rd Quarter      478,819    138,287      50,109     27,777     .46        .44       .0525        38 1/4      30 3/4
4th Quarter      444,433    136,510      42,064     22,696     .37        .36       .0525            38      27 7/8
--------------------------------------------------------------------------------------------------------------------

Under the Company's present accounting system, actual gross profit from merchandise sales can be determined only at the time of physical inventory, which is taken at the end of the fiscal year. Gross profit from merchandise sales for the first, second and third quarters is estimated by the Company based upon recent historical gross profit experience and other appropriate factors. Any variation between estimated and actual gross profit from merchandise sales for the first three quarters is reflected in the fourth quarter's results. See discussion of fourth quarter charges in Note E to the Consolidated Financial Statements.

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

ITEM 11 EXECUTIVE COMPENSATION

         The material in the Proxy Statement under the caption "Executive Compensation" other than the material under the caption "Executive Compensation Report of Compensation Committee of the Board of Directors on Executive Compensation" and "Executive Compensation - Performance Graph" is hereby incorporated herein by reference.

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

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a).                                                                 Page
                                                                            ----

1. The following consolidated financial statements of The Pep Boys - Manny, Moe & Jack are included in Item 8.

    Independent Auditors' Report                                             25

    Consolidated Balance Sheets -January 31, 1998
    and February 1, 1997                                                     26

    Consolidated Statements of Earnings - Years ended January 31, 1998,
    February 1, 1997 and February 3, 1996                                    27

    Consolidated Statements of Stockholders' Equity Years ended January
    31, 1998, February 1, 1997 and February 3, 1996                          28

    Consolidated Statements of Cash Flows - Years ended January 31, 1998,
    February 1, 1997, and February 3, 1996                                   29

    Notes to Consolidated Financial Statements                               30


2. The following consolidated financial statement schedule of The Pep Boys - Manny, Moe & Jack is included.

            Schedule II     Valuation and Qualifying Accounts and Reserves   52

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

(4.4)      Indenture, dated as of September                                     Incorporated by reference from
           20, 1996, between the Company and                                    the Registration Statement on
           the Trustee, providing for the                                       Form S-3 (File No. 333-00985).
           Issuance of the LYONs

(4.5)      Indenture, dated as of July 15, 1997,                               Incorporated by reference from
           between the Company and PNC                                          the Registration Statement on
           Bank, National Association, as                                       Form S-3 (File No. 333-30295).
           Trustee, providing for the issuance
           of Senior Debt Securities, and form
           of security

(4.6)      Indenture, dated as of July 15, 1997,                               Incorporated by reference from
           between the Company and PNC                                          the Registration Statement on
           Bank, National Association, as                                       Form S-3 (File No. 333-30295)
           Trustee, providing for the issuance
           of Subordinated Debt Securities, and
           form of security

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

(10.3)*    1984 Non-Qualified Stock Option                                      Incorporated by reference from
           Plan                                                                 the Company's Form 10-K for the
                                                                                fiscal year ended February 2,
                                                                                1985.

(10.4)*    1985 Non-Qualified Stock Option                                      Incorporated by reference from
           Plan                                                                 the Company's Form 10-K for the
                                                                                fiscal year ended February 2,
                                                                                1985.

(10.5)     Rights Agreement dated as of                                         Incorporated by reference from
           December 5, 1997 between the                                         the Company's Form 8-K dated
           Company and the First Union                                          December 8, 1997.
           National Bank

                                       45


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

 (10.10)   Dividend Reinvestment and Stock Purchase                             Incorporated by reference from
           Plan dated January 4, 1990                                           the Registration Statement on
                                                                                Form S-3 (File No. 33-32857).

(10.11)*   1990 Stock Incentive Plan                                            Incorporated by reference from
                                                                                the Company's Form 10-Q for the
                                                                                quarter ended November 3, 1990.

(10.12)*   Amendment No. 1 to 1990 Stock                                        Incorporated by reference from
           Incentive Plan                                                       the Company's Form 10-K for the
                                                                                fiscal year ended February 1, 1992.

(10.13)*   The Pep Boys - Manny, Moe &                                          Incorporated by reference from
           Jack Trust Agreement for the                                         the Company's Form 10-K for the
           Executive Supplemental Pension                                       fiscal year ended February 1,
           Plan and Certain Contingent                                          1992.
           Compensation Arrangements,
           dated as of February 13, 1992

(10.14)*   Amendment to the Executive                                           Incorporated by reference from
           Supplemental Pension Plan                                            the Company's Form 10-K for the
           (amended and restated effective                                      fiscal year ended February 1,
           January 1, 1988), dated as of                                        1992.
           February 13, 1992

(10.15)*   Consulting and Retirement                                            Incorporated by reference from
           Agreement by and between the                                         the Company's Form 10-K for the
           Company and Benjamin Strauss,                                        fiscal year ended February 1,
           dated as of February 2, 1992                                         1992.

(10.16)*   Amendment No. 2 to the 1982                                          Incorporated by reference from
           Incentive Stock Option Plan                                          the Company's Form 10-Q for the
                                                                                quarter ended October 31, 1992.

(10.17)*   Amendment No. 3 to the Non-                                          Incorporated by reference from
           Qualified Stock Option Plan                                          the Company's Form 10-Q for the
                                                                                quarter ended October 31, 1992.

(10.18)*   Amendment No. 2 to the 1990                                          Incorporated by reference from
           Stock Incentive Plan                                                 the Company's Form 10-Q for the
                                                                                quarter ended October 31, 1992.

(10.19)*   President's Merit Award Program                                      Incorporated by reference from
           of the Company, as amended,                                          the Company's Form 10-K for the
           dated as of April 1, 1992                                            year ended January 30, 1993.

(10.20)    Flexible Employee Benefits Trust                                     Incorporated by reference from
                                                                                the Company's Form 8-K dated May
                                                                                6, 1994.

(10.21)*   Executive Incentive Bonus Plan                                       Incorporated by reference from
           of the Company, as amended and                                       the Company's Form 10-K for the
           restated as of March 30, 1994                                        year ended January 28, 1995.

(10.22)    Credit Agreement dated as of                                         Incorporated by reference from
           April 21, 1995 between the                                           the Company's Form 10-Q for the
           Company and the Chase Manhattan                                      quarter ended April 29, 1995.
           Bank (Agent)

(10.23)    Transaction Agreement including                                      Incorporated by reference from
           amendments, among The Pep Boys -                                     the Company's Form 10-K for the
           Manny, Moe & Jack, State Street                                      year ended February 1, 1997.
           Bank and Trust Company and
           Citicorp Leasing, Inc., dated as of
           November 13, 1995

(10.24)    Master Lease, including amendments,                                  Incorporated by reference from
           between State Street Bank and Trust                                  the Company's Form 10-K for the
           Company and The Pep Boys - Manny,                                    year ended February 1, 1997.
           Moe & Jack, dated as of November 13,
           1995

(10.25)    Master Lease, including amendments,
           between State Street Bank and Trust
           Company and The Pep Boys - Manny,
           Moe & Jack dated as of February 28,
           1997

(10.26)    Transaction Agreement including
           amendments, between State Street
           Bank and Trust Company and The
           Pep Boys - Manny, Moe & Jack dated as
           of February 28, 1997

(10.27)    Amendment No. 1 to the Credit
           Agreement dated as of April 21, 1995
           between the Company and the Chase
           Manhatten Bank (Agent)

(10.28)*   The Pep Boys - Manny, Moe & Jack
           Pension Plan



(10.29)*   The Pep Boys Savings Plan

(10.30)*   The Pep Boys Savings Plan - Puerto Rico

(11)       Computation of Earnings per Share

(12)       Computation of Ratio of Earnings
           to Fixed Charges

(21)       Subsidiaries of the Company

(23)       Independent Auditors' Consent

(27)       Financial Data Schedule

           (b) A Form 8-K was filed on December 8, 1997 relating to the adoption of a shareholder rights plan.

*Management contract or compensatory plan or arrangement.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           THE PEP BOYS - MANNY, MOE & JACK
                                                      (Registrant)




Dated: April 27, 1998                      by: /s/ Michael J. Holden
       --------------                          ---------------------
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


SIGNATURE                                                     CAPACITY                                      DATE
---------                                                     --------                                      ----

/s/ Mitchell G. Leibovitz                                     Chairman of the Board, President           April 27, 1998
Mitchell G. Leibovitz                                         and Chief Executive Officer
                                                              (Principal Executive Officer)

/s/ Michael J. Holden                                         Executive Vice President and               April 27, 1998
Michael J. Holden                                             Chief Financial Officer
                                                              (Principal Financial and
                                                              Accounting Officer)

/s/ Lennox K. Black                                           Director                                   April 27, 1998
Lennox K. Black


/s/ Bernard J. Korman                                         Director                                   April 27, 1998
Bernard J. Korman


/s/ J. Richard Leaman, Jr.                                    Director                                   April 27, 1998
J. Richard Leaman, Jr.


/s/ Malcolmn D. Pryor                                         Director                                   April 27, 1998
Malcolmn D. Pryor


/s/ Lester Rosenfeld                                          Director                                   April 27, 1998
Lester Rosenfeld


/s/ Benjamin Strauss                                          Director                                   April 27, 1998
Benjamin Strauss


/s/ Myles H. Tanenbaum                                        Director                                   April 27, 1998
Myles H. Tanenbaum


/s/ David V. Wachs                                            Director                                   April 27, 1998
David V. Wachs

                FINANCIAL STATEMENT SCHEDULES FURNISHED PURSUANT
                        TO THE REQUIREMENTS OF FORM 10-K



THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES                           SCHEDULE II - VALUATION AND QUALIFYING
                                                                                             ACCOUNTS AND RESERVES

(in thousands)
---------------------------------------------------------------------------------------------------------------------------
Column A                                  Column B                   Column C                  Column D       Column E
---------------------------------------------------------------------------------------------------------------------------
                                                            Additions       Additions
                                         Balance at         Charged to      Charged to                         Balance at
                                         Beginning of       Costs and         Other                              End of
Descriptions                               Period            Expenses        Accounts         Deductions*        Period
---------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended January 31, 1998                 $252               $541          $  -                $528             $265
---------------------------------------------------------------------------------------------------------------------------
Year Ended February 1, 1997                 $251               $317          $  -                $316             $252
---------------------------------------------------------------------------------------------------------------------------
Year Ended February 3, 1996                 $126               $140          $  -                $ 15             $251
---------------------------------------------------------------------------------------------------------------------------

*Uncollectible accounts written off.

INDEX TO EXHIBITS
Index of Financial Statements, Financial Statement Schedule and Exhibits

                                                                          Page
                                                                          ----

1. The following consolidated financial statements of The Pep Boys - Manny, Moe & Jack are included in Item 8.

     Independent Auditors' Report                                          25

     Consolidated Balance Sheets - January 31, 1998
     and February 1, 1997                                                  26

     Consolidated Statements of Earnings - Years ended January 31,
     1998, February 1, 1997 and February 3, 1996                           27

     Consolidated Statements of Stockholders' Equity Years ended
     January 31, 1998, February 1, 1997and February 3, 1996                28

     Consolidated Statements of Cash Flows - Years ended January 31,
     1998, February 1, 1997 and February 3, 1998                           29

     Notes to Consolidated Financial Statements                            30


2. The following consolidated financial statement schedule of The Pep Boys - Manny, Moe & Jack is included.

               Schedule II      Valuation and Qualifying Accounts and Reserves

     All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

3.   Exhibits

  (10.25)     Master Lease, including amendments,
              between State Street Bank and Trust
              Company and The Pep Boys - Manny,
              Moe & Jack dated as of February 28,
              1997

  (10.26)     Transaction Agreement including
              amendments, between State Street
              Bank and Trust Company and The
              Pep Boys - Manny, Moe & Jack dated as
              of February 28, 1997

  (10.27)     Amendment No. 1 to the Credit
              Agreement dated as of April 21, 1995
              between the Company and the Chase
              Manhatten Bank (Agent)

  (10.28)*    The Pep Boys - Manny, Moe & Jack
              Pension Plan

  (10.29)*    The Pep Boys Savings Plan

  (10.30)*    The Pep Boys Savings Plan - Puerto Rico

      (11)    Computation of Earnings per Share

      (12)    Computation of Ratio of Earnings to Fixed Charges

      (21)    Subsidiaries of the Company

      (23)    Independent Auditors' Consent

      (27)    Financial Data Schedules