Form 10-Q
period 1998-05-02
PEP BOYS MANNY MOE & JACK
filed 1998-06-15
CIK 77449

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 2, 1998

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


As of May 2, 1998 there were 63,775,313 shares of the registrant's Common Stock outstanding.
                                       1

-------------------------------------------------------------------
Index                                                         Page
-------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            May 2, 1998 and January 31, 1998                    3

            Consolidated Statements of Earnings -
            Thirteen weeks ended May 2, 1998
            and May 3, 1997                                     4

            Condensed Consolidated Statements of
            Cash Flows - Thirteen weeks ended
            May 2, 1998 and May 3, 1997                         5

            Notes to Condensed Consolidated
            Financial Statements                              6-7

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                         8-11


PART II - OTHER INFORMATION                                    12
---------------------------

SIGNATURE                                                      13

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except per share amounts)

                                                                     May 2, 1998       Jan. 31, 1998*
                                                                   -------------       -------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash.......................................................        $   12,238          $   10,811
   Accounts receivable, net...................................            10,908              13,070
   Merchandise inventories....................................           620,539             655,363
   Prepaid expenses...........................................            22,985              27,449
   Deferred income taxes......................................            23,215              23,215
   Other......................................................            43,182              40,308
                                                                   -------------       -------------
      Total Current Assets....................................           733,067             770,216

 Property and Equipment-at cost:
   Land.......................................................           297,357             296,721
   Building and improvements..................................           934,339             920,522
   Furniture, fixtures and equipment..........................           569,056             542,256
   Construction in progress...................................            32,103              21,432
                                                                    ------------       -------------
                                                                       1,832,855           1,780,931
   Less accumulated depreciation and amortization.............           426,107             403,182
                                                                   -------------       -------------
      Total Property and Equipment............................         1,406,748           1,377,749

 Other........................................................            14,655              13,395
                                                                   -------------       -------------
Total Assets..................................................        $2,154,470          $2,161,360
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable...........................................        $  202,906          $  409,053
   Accrued expenses...........................................           180,224             162,666
   Short-term borrowings......................................            69,000              47,000
   Current maturities of long-term debt.......................               160                 157
                                                                   -------------       -------------
      Total Current Liabilities...............................           452,290             618,876

 Long-Term Debt, less current maturities......................           551,979             402,021
 Deferred Income Taxes........................................            73,208              73,208
 Convertible Subordinated Notes...............................            86,250              86,250
 Zero Coupon Convertible Subordinated Notes...................           159,942             158,370
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares - Issued and
    outstanding 63,775,313 and 63,657,728.....................            63,775              63,658
   Additional paid-in capital.................................           175,097             173,107
   Retained earnings..........................................           653,564             647,505
   Accumulated other comprehensive income.....................            (1,366)             (1,366)
                                                                   -------------        ------------
                                                                         891,070             882,904
   Less:
   Cost of shares in benefits trust-2,232,500 shares, at cost.            60,269              60,269
                                                                   -------------        ------------
      Total Stockholders' Equity..............................           830,801             822,635
                                                                   -------------        ------------
Total Liabilities and Stockholders' Equity....................        $2,154,470          $2,161,360
                                                                   =============        ============
 See notes to condensed consolidated financial statements.
*Taken from the audited financial statements at Jan. 31, 1998.

                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF EARNINGS
                       (dollar amounts in thousands, except per share amounts)
                                              UNAUDITED

                                                               Thirteen weeks ended
                                                         -------------------------------
                                                          May 2, 1998        May 3, 1997
                                                         -------------      -------------
Merchandise Sales....................................        $483,636           $410,321
Service Revenue......................................         100,588             78,957
                                                         -------------      -------------
Total Revenues.......................................         584,224            489,278

Costs of Merchandise Sales...........................         349,977            284,723
Costs of Service Revenue.............................          79,865             62,613
                                                         -------------      -------------
Total Costs of Revenues..............................         429,842            347,336

Gross Profit from Merchandise Sales..................         133,659            125,598
Gross Profit from Service Revenue....................          20,723             16,344
                                                         -------------      -------------
Total Gross Profit...................................         154,382            141,942

Selling, General and Administrative Expenses.........         126,488             97,837
                                                         -------------      -------------
Operating Profit.....................................          27,894             44,105
Nonoperating Income..................................             333              1,253
Interest Expense.....................................          12,512              8,908
                                                         -------------      -------------
Earnings Before Income Taxes                                   15,715             36,450

Income Taxes.........................................           5,657             13,304
                                                         -------------      -------------
Net Earnings.........................................          10,058             23,146

Retained Earnings, beginning of period...............         647,505            612,581
Cash Dividends.......................................           3,999              3,658
                                                         -------------      -------------
Retained Earnings, end of period.....................        $653,564           $632,069
                                                         =============      =============
Basic Earnings per Share.............................        $    .16           $    .38
Diluted Earnings per Share...........................        $    .16           $    .37
                                                         =============      =============
Cash Dividends per Share.............................        $  .0650           $  .0600
                                                         =============      =============

See notes to condensed consolidated financial statements.

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                             UNAUDITED
                                                                                      Thirteen weeks ended
                                                                            ----------------------------------
                                                                              May 2, 1998         May 3, 1997
                                                                            --------------      --------------
     Net Cash Used in Operating Activities...........................           $(115,980)           $(76,919)

Cash Flows from Investing Activities:
     Capital expenditures............................................             (52,541)            (59,302)
     Other, net......................................................                 450                 713
                                                                             -------------       -------------
     Net Cash Used in Investing Activities...........................             (52,091)            (58,589)

Cash Flows from Financing Activities:
     Net borrowings under line of credit agreements..................              72,000             141,900
     Net proceeds from issuance of notes.............................              99,429                -
     Reduction of long-term debt.....................................                 (39)                (24)
     Dividends paid..................................................              (3,999)             (3,658)
     Proceeds from exercise of stock options
       and dividend reinvestment plan................................               2,107               1,063
                                                                             -------------       -------------
     Net Cash Provided by Financing Activities.......................             169,498             139,281
                                                                             -------------       -------------
Net Increase in Cash.................................................               1,427               3,773
Cash at Beginning of Period..........................................              10,811               2,589
                                                                             -------------       -------------
Cash at End of Period................................................           $  12,238            $  6,362
                                                                             =============       =============

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of May 2, 1998, the consolidated statements of earnings for the thirteen week periods ended May 2, 1998 and May 3, 1997 and the condensed consolidated statements of cash flows for the thirteen week periods ended May 2, 1998 and May 3, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at May 2, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 1998 annual report to shareholders. The results of operations for the thirteen week period ended May 2, 1998 are not necessarily indicative of the operating results for the full year.


NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, inventories would have been approximately $870,000 higher at both May 2, 1998 and January 31, 1998.


NOTE 3. Comprehensive Income

Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. Accumulated other comprehensive income in the consolidated balance sheets as of May 2, 1998 and January 31, 1998 consists of a minimum pension liability adjustment. There were no differences between net earnings and comprehensive income for the thirteen week periods ended May 2, 1998 and May 3, 1997.


Note 4.  Medium-Term Note Program

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

Note 5.  Net Earnings Per Share

                                                              Thirteen weeks ended
(in thousands, except per share data)                   ----------------------------------
                                                           May 2, 1998         May 3, 1997
                                                        --------------      --------------
(a)  Net earnings.....................................         $10,058             $23,146

     Adjustment for interest on 4% convertible
       subordinated notes, net of income tax effect...              -                  554

     Adjustment for interest on zero coupon convertible
       subordinated notes, net of income tax effect...              -                  959
-------------------------------------------------------------------------------------------
(b)  Adjusted net earnings                                     $10,058             $24,659
-------------------------------------------------------------------------------------------

(c)  Average number of common shares outstanding
       during the period..............................          61,470              60,924

     Common shares assumed issued upon conversion of
       4% convertible subordinated notes..............              -                2,104

     Common shares assumed issued upon conversion of
       zero coupon convertible subordinated notes.....              -                3,513

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price........             306                 671
-------------------------------------------------------------------------------------------
(d)  Average number of common shares assumed
       outstanding during the period..................          61,776              67,212
-------------------------------------------------------------------------------------------
     Basic Earnings per Share (a/c)...................         $   .16             $   .38
     Diluted Earnings per Share (b/d).................         $   .16             $   .37
-------------------------------------------------------------------------------------------

Adjustments for convertible securities were antidilutive during the thirteen week period ended May 2, 1998 and therefore excluded from the computation of diluted EPS; however, these securities could potentially be dilutive in the future. Options to purchase 2,147,042 shares of common stock at various prices ranging from $23.78 to $37.38 were outstanding at May 2, 1998, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

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

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                      May 2, 1998         May 3, 1997       Fiscal 1998 vs.
                                                         (Fiscal 1998)       (Fiscal 1997)        Fiscal 1997
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         82.8%               83.9%               17.9%
Service Revenue (1)...................................         17.2                16.1                27.4
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                19.4

Costs of Merchandise Sales (2)........................         72.4 (3)            69.4 (3)            22.9
Costs of Service Revenue (2)..........................         79.4 (3)            79.3 (3)            27.6
                                                              ------              ------              ------
Total Costs of Revenues...............................         73.6                71.0                23.8

Gross Profit from Merchandise Sales...................         27.6 (3)            30.6 (3)             6.4
Gross Profit from Service Revenue.....................         20.6 (3)            20.7 (3)            26.8
                                                              ------              ------              ------
Total Gross Profit....................................         26.4                29.0                 8.8

Selling, General and Administrative Expenses..........         21.7                20.0                29.3
                                                              ------              ------              ------
Operating Profit......................................          4.7                 9.0               (36.8)

Nonoperating Income...................................           .1                  .3               (73.4)
Interest Expense......................................          2.1                 1.8                40.5
                                                              ------              ------              ------
Earnings Before Income Taxes..........................          2.7                 7.5               (56.9)

Income Taxes..........................................         36.0 (4)            36.5 (4)           (57.5)
                                                              ------              ------              ------
Net Earnings..........................................          1.7                 4.7               (56.5)
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

Thirteen Weeks Ended May 2, 1998 vs. Thirteen Weeks Ended May 3, 1997
------------------------------------------------------------------------

Total revenues for the first quarter increased 19.4% due to a higher store count (709 at May 2, 1998 compared with 620 at May 3, 1997) coupled with a 7.0% increase in comparable store revenues (revenues generated by stores in operation during the same months of each period). Comparable store merchandise sales increased 5.4% while comparable service revenue increased 15.2%.

Gross profit from merchandise sales decreased, as a percentage of merchandise sales, due primarily to significantly lower merchandise margins and an increase in store occupancy costs offset, in part, by a decrease in warehousing costs.

Selling, general and administrative expenses increased substantially, as a percentage of total revenues, due primarily to increases in store expenses and media costs.


Nonoperating income consisted of the following:
  (in thousands)
                                        1998            1997
                                       ------          ------
  Rental revenue                       $  286          $  415
  Investment income                        54             806
  Other income                             (7)             32
                                       ------          ------
  Total                                $  333          $1,253
                                       ======          ======


Interest expense increased, as a percentage of total revenues, due primarily to higher debt levels necessary to fund the Company's store expansion program and related working capital requirements coupled with slightly higher interest rates.


Net earnings decreased, as a percentage of total revenues, due primarily to a significant decrease in gross profit from merchandise sales, as a percentage of merchandise sales, substantially higher selling, general and administrative expenses, as a percentage of total revenues, and an increase in interest expense, as a percentage of total revenues.

LIQUIDITY AND CAPITAL RESOURCES - May 2, 1998
----------------------------------------------

The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. During the first quarter of 1998, the Company invested $52,541,000 in property and equipment while net inventory (net inventory includes the decrease in inventory less the change in accounts payable) increased $171,323,000. Working capital increased from $151,340,000 at January 31, 1998 to $280,777,000 at May 2, 1998. At May 2, 1998, the Company had
stockholders' equity of $830,801,000 and long-term debt of $798,171,000. The Company's long-term debt was 49% of its total capitalization at May 2, 1998 and 44% at January 31, 1998.

The Company plans to open approximately 34 new stores during the balance of the current fiscal year. Management estimates that the cost of this expansion, coupled with expenditures in existing stores, warehouses and offices will be approximately $132,000,000. Funds required to finance the store expansion including related inventory requirements are expected to come primarily from operating activities with the remainder provided by unused lines of credit which totaled $150,000,000 at May 2, 1998, or from accessing traditional lending sources such as the public capital markets.

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

INFORMATION SYSTEMS AND THE YEAR 2000
-------------------------------------

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


FORWARD LOOKING STATEMENTS
--------------------------

Certain statements made herein are forward looking and as a result involve risk and uncertainties. Actual results could differ materially from expected results due to factors beyond the control of the Company, including the strength of the national and regional economies and consumers' ability to spend, the health of various segments of the market that the Company serves - particularly the do-it-yourself segment, the weather in geographical regions with a high concentration of the Company's stores, competitive pricing, location and number of competitors' stores, product costs, the ability to attract and retain qualified personnel, the ability to acquire real estate, facilities and equipment and the ability to complete the rollout of the commercial delivery program and reduce inventory levels during 1998. Further risk factors are discussed in the Company's filings with the Securities and Exchange Commission, including its most recent Form 10-K, a copy of which may be obtained from the Company without charge.

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

Date: June 12, 1998                       By: /s/ Michael J. Holden
      -----------------------            -------------------------

                                                 Michael J. Holden
                                         Executive Vice President &
                                         Chief Financial Officer

INDEX TO EXHIBITS
-----------------

  (11)    Computations of Earnings Per Share
  (27)    Financial Data Schedule