Form 10-Q
period 1998-08-01
PEP BOYS MANNY MOE & JACK
filed 1998-09-15
CIK 77449

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 1998

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


As of August 1, 1998 there were 63,797,703 shares of the registrant's Common Stock outstanding.
                                       1

-------------------------------------------------------------------
Index                                                         Page
-------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            August 1, 1998 and January 31, 1998                 3

            Consolidated Statements of Earnings -
            Thirteen and Twenty-six weeks ended
            August 1, 1998 and August 2, 1997                   4

            Condensed Consolidated Statements of
            Cash Flows - Twenty-six weeks ended
            August 1, 1998 and August 2, 1997                   5

            Notes to Condensed Consolidated
            Financial Statements                              6-7

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                         8-13


PART II - OTHER INFORMATION                                    14
---------------------------

SIGNATURE                                                      15

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except per share amounts)

                                                                     Aug. 1, 1998      Jan. 31, 1998*
                                                                   -------------       -------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash.......................................................        $    9,653          $   10,811
   Accounts receivable, net...................................            13,110              13,070
   Merchandise inventories....................................           577,977             655,363
   Prepaid expenses...........................................            13,109              27,449
   Deferred income taxes......................................            23,215              23,215
   Other......................................................            34,519              40,308
                                                                   -------------       -------------
      Total Current Assets....................................           671,583             770,216

 Property and Equipment-at cost:
   Land.......................................................           296,835             296,721
   Building and improvements..................................           954,304             920,522
   Furniture, fixtures and equipment..........................           588,354             542,256
   Construction in progress...................................            36,723              21,432
                                                                    ------------       -------------
                                                                       1,876,216           1,780,931
   Less accumulated depreciation and amortization.............           450,052             403,182
                                                                   -------------       -------------
      Total Property and Equipment............................         1,426,164           1,377,749

 Other........................................................            12,674              13,395
                                                                   -------------       -------------
Total Assets..................................................        $2,110,421          $2,161,360
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable...........................................        $  187,987          $  409,053
   Accrued expenses...........................................           211,773             162,666
   Short-term borrowings......................................                -               47,000
   Current maturities of long-term debt.......................               164                 157
                                                                   -------------       -------------
      Total Current Liabilities...............................           399,924             618,876

 Long-Term Debt, less current maturities......................           546,937             402,021
 Deferred Income Taxes........................................            70,789              73,208
 Convertible Subordinated Notes...............................            86,250              86,250
 Zero Coupon Convertible Subordinated Notes...................           161,517             158,370
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares - Issued and
    outstanding 63,797,703 and 63,657,728.....................            63,798              63,658
   Additional paid-in capital.................................           175,573             173,107
   Retained earnings..........................................           667,268             647,505
   Accumulated other comprehensive income.....................            (1,366)             (1,366)
                                                                   -------------        ------------
                                                                         905,273             882,904
   Less:
   Cost of shares in benefits trust-2,232,500 shares, at cost.            60,269              60,269
                                                                   -------------        ------------
      Total Stockholders' Equity..............................           845,004             822,635
                                                                   -------------        ------------
Total Liabilities and Stockholders' Equity....................        $2,110,421          $2,161,360
                                                                   =============        ============
 See notes to condensed consolidated financial statements.
*Taken from the audited financial statements at January 31, 1998.

                                           THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                        (dollar amounts in thousands, except per share amounts)
                                                               UNAUDITED

                                                               Thirteen weeks ended               Twenty-six weeks ended
                                                         --------------------------------    ---------------------------------
                                                         August 1, 1998     August 2, 1997   August 1, 1998     August 2, 1997
                                                         --------------     --------------   --------------     --------------
Merchandise Sales....................................        $530,944           $452,697       $1,014,580           $863,018
Service Revenue......................................         104,357             86,601          204,945            165,558
                                                         --------------     --------------   --------------     --------------
Total Revenues.......................................         635,301            539,298        1,219,525          1,028,576

Costs of Merchandise Sales...........................         380,559            311,702          730,536            596,425
Costs of Service Revenue.............................          82,334             67,131          162,199            129,744
                                                         --------------     --------------   --------------     --------------
Total Costs of Revenues..............................         462,893            378,833          892,735            726,169

Gross Profit from Merchandise Sales..................         150,385            140,995          284,044            266,593
Gross Profit from Service Revenue....................          22,023             19,470           42,746             35,814
                                                         --------------     --------------   --------------     --------------
Total Gross Profit...................................         172,408            160,465          326,790            302,407

Selling, General and Administrative Expenses.........         132,306            104,957          258,794            202,794
                                                         --------------     --------------   --------------     --------------
Operating Profit.....................................          40,102             55,508           67,996             99,613
Nonoperating Income..................................             429              1,356              762              2,609
Interest Expense.....................................          12,868              9,481           25,380             18,389
                                                         --------------     --------------   --------------     --------------
Earnings Before Income Taxes                                   27,663             47,383           43,378             83,833

Income Taxes.........................................           9,959             17,295           15,616             30,599
                                                         --------------     --------------   --------------     --------------
Net Earnings.........................................          17,704             30,088           27,762             53,234

Retained Earnings, beginning of period...............         653,564            632,069          647,505            612,581
Cash Dividends.......................................           4,000              3,672            7,999              7,330
                                                         --------------     --------------   --------------     --------------
Retained Earnings, end of period.....................        $667,268           $658,485         $667,268           $658,485
                                                         ==============     ==============   ==============     ==============
Basic Earnings per Share.............................        $    .29           $    .49         $    .45           $    .87
Diluted Earnings per Share...........................        $    .29           $    .47         $    .45           $    .84
                                                         ==============     ==============   ==============     ==============
Cash Dividends per Share.............................        $  .0650           $  .0600         $  .1300           $  .1200
                                                         ==============     ==============   ==============     ==============

See notes to condensed consolidated financial statements.

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                             UNAUDITED
                                                                                   Twenty-six weeks ended
                                                                            ----------------------------------
                                                                            August 1, 1998      August 2, 1997
                                                                            --------------      --------------
     Net Cash Used in Operating Activities...........................           $     (82)          $ (25,168)

Cash Flows from Investing Activities:
     Capital expenditures............................................             (96,367)           (133,863)
     Other, net......................................................                 820                 684
                                                                             -------------       -------------
     Net Cash Used in Investing Activities...........................             (95,547)           (133,179)

Cash Flows from Financing Activities:
     Net borrowings (payments) under line of credit agreements.......            (102,000)            113,000
     Net proceeds from issuance of notes.............................             201,941              49,750
     Reduction of long-term debt.....................................                 (77)               (212)
     Dividends paid..................................................              (7,999)             (7,330)
     Proceeds from exercise of stock options
       and dividend reinvestment plan................................               2,606               5,116
                                                                             -------------       -------------
     Net Cash Provided by Financing Activities.......................              94,471             160,324
                                                                             -------------       -------------
Net (Decrease) Increase in Cash......................................              (1,158)              1,977
Cash at Beginning of Period..........................................              10,811               2,589
                                                                             -------------       -------------
Cash at End of Period................................................           $   9,653            $  4,566
                                                                             =============       =============

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of August 1, 1998, the consolidated statements of earnings for the thirteen and twenty-six week periods ended August 1, 1998 and August 2, 1997 and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 1, 1998 and August 2, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at August 1, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 1998 annual report to shareholders. The results of operations for the thirteen and twenty-six week period ended August 1, 1998 are not necessarily indicative of the operating results for the full year.


NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, inventories would have been approximately $870,000 higher at both August 1, 1998 and January 31, 1998.


NOTE 3. Comprehensive Income

Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. Accumulated other comprehensive income in the consolidated balance sheets as of August 1, 1998 and January 31, 1998 consists of a minimum pension liability adjustment. There were no differences between net earnings and comprehensive income for the thirteen and twenty-six week periods ended August 1, 1998 and August 2, 1997.


NOTE 4.  Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is encouraged. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial position or results of operations.


NOTE 5. Medium-Term Note Program

In February 1998, the Company established a Medium-Term Note program which permitted the Company to issue up to $200,000,000 of Medium-Term Notes. Under this program the Company sold $100,000,000 principal amount of senior notes, ranging in annual interest rates from 6.7% to 6.9% and due March 2004 and March 2006. The net proceeds of $99,429,000 were used for working capital, the repayment of debt and for general corporate purposes. Additionally, in July 1998, under this program, the Company sold $100,000,000 principal amount of Term Enhanced ReMarketable Securities with a stated maturity date of July
2017. If the securities are not remarketed, the Company will be obligated to repay the principal amount in full in July 2017. The Company sold a call option with the securities, which allows the securities to be remarketed to the public in July 2006 under certain circumstances. The level yield to maturity on the notes is approximately 6.85% and the coupon rate is 6.92%. The net proceeds of $101,923,500 from the sale of the securities and the call option were used for working capital, the repayment of debt and for general corporate purposes.

NOTE 6.  Net Earnings Per Share

                                                              Thirteen weeks ended                  Twenty-six weeks ended
(in thousands, except per share data)                   ----------------------------------    ----------------------------------
                                                        August 1, 1998      August 2, 1997    August 1, 1998      August 2, 1997
                                                        --------------      --------------    --------------      --------------
(a)  Net earnings.....................................         $17,704             $30,088           $27,762             $53,234

     Adjustment for interest on 4% convertible
       subordinated notes, net of income tax effect...             552                 554                -                1,108

     Adjustment for interest on zero coupon convertible
       subordinated notes, net of income tax effect...              -                  961                -                1,920
---------------------------------------------------------------------------------------------------------------------------------
(b)  Adjusted net earnings                                     $18,256             $31,603           $27,762             $56,262
---------------------------------------------------------------------------------------------------------------------------------

(c)  Average number of common shares outstanding
       during the period..............................          61,544              61,074            61,507              60,999

     Common shares assumed issued upon conversion of
       4% convertible subordinated notes..............           2,104               2,104                -                2,104

     Common shares assumed issued upon conversion of
       zero coupon convertible subordinated notes.....              -                3,513                -                3,513

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price........             224                 665               265                 668
---------------------------------------------------------------------------------------------------------------------------------
(d)  Average number of common shares assumed
       outstanding during the period..................          63,872              67,356            61,772              67,284
---------------------------------------------------------------------------------------------------------------------------------
     Basic Earnings per Share (a/c)...................         $   .29             $   .49           $   .45             $   .87
     Diluted Earnings per Share (b/d).................         $   .29             $   .47           $   .45             $   .84
---------------------------------------------------------------------------------------------------------------------------------

Adjustments for certain convertible securities were antidilutive during the thirteen and twenty-six week periods ended August 1, 1998 and have therefore been excluded from the computation of diluted EPS; however, these securities could potentially be dilutive in the future. Options to purchase 4,243,096 shares of common stock at various prices ranging from $21.81 to $37.38 were outstanding at August 1, 1998, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

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

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                    August 1, 1998      August 2, 1997       Fiscal 1998 vs.
                                                         (Fiscal 1998)       (Fiscal 1997)        Fiscal 1997
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         83.6%               83.9%               17.3%
Service Revenue (1)...................................         16.4                16.1                20.5
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                17.8

Costs of Merchandise Sales (2)........................         71.7 (3)            68.9 (3)            22.1
Costs of Service Revenue (2)..........................         78.9 (3)            77.5 (3)            22.6
                                                              ------              ------              ------
Total Costs of Revenues...............................         72.9                70.2                22.2

Gross Profit from Merchandise Sales...................         28.3 (3)            31.1 (3)             6.7
Gross Profit from Service Revenue.....................         21.1 (3)            22.5 (3)            13.1
                                                              ------              ------              ------
Total Gross Profit....................................         27.1                29.8                 7.4

Selling, General and Administrative Expenses..........         20.8                19.5                26.1
                                                              ------              ------              ------
Operating Profit......................................          6.3                10.3               (27.8)

Nonoperating Income...................................           .1                  .3               (68.4)
Interest Expense......................................          2.0                 1.8                35.7
                                                              ------              ------              ------
Earnings Before Income Taxes..........................          4.4                 8.8               (41.6)

Income Taxes..........................................         36.0 (4)            36.5 (4)           (42.4)
                                                              ------              ------              ------
Net Earnings..........................................          2.8                 5.6               (41.2)
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

Thirteen Weeks Ended August 1, 1998 vs. Thirteen Weeks Ended August 2, 1997
---------------------------------------------------------------------------

Total revenues for the second quarter increased 17.8% due to a higher store count (723 at August 1, 1998 compared with 646 at August 2, 1997) coupled with a 6.8% increase in comparable store revenues (revenues generated by stores in operation during the same months of each period). Comparable store merchandise sales increased 6.2% while comparable service revenue increased 9.7%.

Gross profit from merchandise sales decreased, as a percentage of merchandise sales, due primarily to significantly lower merchandise margins offset, in part, by a decrease in warehousing costs.

Gross profit from service revenue decreased, as a percentage of service revenue, due primarily to an increase in service center personnel costs.

Selling, general and administrative expenses increased substantially, as a percentage of total revenues, due primarily to increases in store expenses and media costs offset, in part, by a decrease in general office costs, as a percentage of total revenues.


Nonoperating income consisted of the following:
  (in thousands)
                                        1998            1997
                                       ------          ------
  Rental revenue                       $  352          $  492
  Investment income                        46             855
  Other income                             31               9
                                       ------          ------
  Total                                $  429          $1,356
                                       ======          ======


Interest expense increased, as a percentage of total revenues, due primarily to higher debt levels necessary to fund the Company's store expansion program and related working capital requirements coupled with slightly higher interest rates.


Net earnings decreased, as a percentage of total revenues, due primarily to a significant decrease in gross profit from merchandise sales, as a percentage of merchandise sales, a decrease in gross profit from service revenue, as a percentage of service revenue, substantially higher selling, general and administrative expenses, as a percentage of total revenues, and an increase in interest expense, as a percentage of total revenues.

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

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Twenty-six weeks ended                                  August 1, 1998      August 1, 1997       Fiscal 1998 vs.
                                                         (Fiscal 1998)       (Fiscal 1997)        Fiscal 1997
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         83.2%               83.9%               17.6%
Service Revenue (1)...................................         16.8                16.1                23.8
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                18.6

Costs of Merchandise Sales (2)........................         72.0 (3)            69.1 (3)            22.5
Costs of Service Revenue (2)..........................         79.1 (3)            78.4 (3)            25.0
                                                              ------              ------              ------
Total Costs of Revenues...............................         73.2                70.6                22.9

Gross Profit from Merchandise Sales...................         28.0 (3)            30.9 (3)             6.5
Gross Profit from Service Revenue.....................         20.9 (3)            21.6 (3)            19.4
                                                              ------              ------              ------
Total Gross Profit....................................         26.8                29.4                 8.1

Selling, General and Administrative Expenses..........         21.2                19.7                27.6
                                                              ------              ------              ------
Operating Profit......................................          5.6                 9.7               (31.7)

Nonoperating Income...................................           .1                  .3               (70.8)
Interest Expense......................................          2.1                 1.8                38.0
                                                              ------              ------              ------
Earnings Before Income Taxes..........................          3.6                 8.2               (48.3)

Income Taxes..........................................         36.0 (4)            36.5 (4)           (49.0)
                                                              ------              ------              ------
Net Earnings..........................................          2.3                 5.2               (47.8)
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

Twenty-six Weeks Ended August 1, 1998 vs. Twenty-six Weeks Ended August 2, 1997
-------------------------------------------------------------------------------

Total revenues for the first half increased 18.6% due to a higher store count (723 at August 1, 1998 compared with 646 at August 2, 1997) coupled with a 6.9% increase in comparable store revenues. Comparable store merchandise sales increased 5.8% while comparable service revenue increased 12.3%.

Gross profit from merchandise sales decreased, as a percentage of merchandise sales, due primarily to significantly lower merchandise margins and an increase in store occupancy costs offset, in part, by a decrease in warehousing costs.

Selling, general and administrative expenses increased substantially, as a percentage of total revenues, due primarily to increases in store expenses and media costs, offset, in part, by a decrease in general office costs, as a percentage of total revenues.


Nonoperating income consisted of the following:
  (in thousands)
                                        1998            1997
                                       ------          ------
  Rental revenue                       $  639          $  908
  Investment income                        99           1,661
  Other income                             24              40
                                       ------          ------
  Total                                $  762          $2,609
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

LIQUIDITY AND CAPITAL RESOURCES - August 1, 1998
------------------------------------------------

The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. During the first twenty-six weeks of 1998, the Company invested $96,367,000 in property and equipment while net inventory (net inventory includes the decrease in inventory less the change in accounts payable) increased $143,680,000. Working capital increased from $151,340,000 at January 31, 1998 to $271,659,000 at August 1, 1998. At August 1, 1998, the
Company had stockholders' equity of $845,004,000 and long-term debt of $794,704,000. The Company's long-term debt was 48.5% of its total capitalization at August 1, 1998 and 44% at January 31, 1998.

The Company plans to open approximately 20 new stores during the balance of the current fiscal year. Management estimates that the cost of this expansion, coupled with expenditures in existing stores, warehouses and offices will be approximately $88,000,000. Funds required to finance the store expansion including related inventory requirements are expected to come primarily from operating activities with the remainder provided by unused lines of credit which totaled $329,000,000 at August 1, 1998, or from accessing traditional lending sources such as the public capital markets.


In February 1998, the Company established a Medium-Term Note program which permited the Company to issue up to $200,000,000 of Medium-Term Notes. Under this program the Company sold $100,000,000 principal amount of senior notes, ranging in annual interest rates from 6.7% to 6.9% and due March 2004 and March 2006. The net proceeds of $99,429,000 were used for working capital, the repayment of debt and for general corporate purposes. Additionally, in July 1998, under this program, the Company sold $100,000,000 principal amount of Term Enhanced ReMarketable Securities with a stated maturity date of July
2017. If the securities are not remarketed, the Company will be obligated to repay the principal amount in full in July 2017. The Company sold a call option with the securities, which allows the securities to be remarketed to the public in July 2006 under certain circumstances. The level yield to maturity on the notes is approximately 6.85% and the coupon rate is 6.92%. The net proceeds of $101,923,500 from the sale of the securities and the call option were used for working capital, the repayment of debt and for general corporate purposes.


New Accounting Standards
------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is encouraged. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial position or results of operations.

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

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          An annual meeting of shareholders was held on June 3, 1998. The shareholders approved the election of directors shown below.

          Directors Elected at Annual Meeting of Shareholders
          ---------------------------------------------------

          Name                        Votes For         Votes Withheld
          ----                        ---------         --------------
          Benjamin Strauss           47,732,182            2,029,695

          Myles H. Tanenbaum         47,775,129            1,986,748

          Malcolmn D. Pryor          47,775,368            1,986,509
          ..................................................................

          Directors whose term of office continued after the Annual Meeting of Shareholders
          -----------------------------------------------------------------

          Name
          ----
          Bernard J. Korman

          J. Richard Leaman, Jr.

          Mitchell G. Leibovitz

          Lester Rosenfeld

          Lennox K. Black

          ..................................................................

          The shareholders also approved the appointment of the independent auditors Deloitte & Touche, LLP with 49,499,235 affirmative votes, 163,951 negative votes and 98,691 abstentions.


Item 5.   Other Information
          None.



Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits

                 (10.1) Amendment No. 2 dated as of July 31,1998 to the Credit Agreement dated as of April 21, 1995 between the Company, the Banks signatory thereto and the Chase Manhattan Bank (Agent)

                 (10.2) Amendment to Transaction Agreement between the Company and State Street Bank and Trust Company dated as of February 28, 1997


                 (10.3) Amendment dated as of July 31, 1998 to Master Lease between the Company and State Street Bank and Trust Company dated as of November 13, 1995

                 (10.4) Amendment dated as of July 31, 1998 to Master Lease between the Company and State Street Bank and Trust Company dated as of February 28, 1997

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

Date: September 14, 1998                 By: /s/ Micheal J. Holden
      -----------------------            -------------------------

                                                 Michael J. Holden
                                         Executive Vice President &
                                         Chief Financial Officer

INDEX TO EXHIBITS
-----------------

  (10.1) Amendment No. 2 dated as of July 31,1998 to the Credit Agreement dated as of April 21, 1995 between the Company, the Banks signatory thereto and the Chase Manhattan Bank (Agent)

  (10.2) Amendment to Transaction Agreement between the Company and State Street Bank and Trust Company dated as of February 28, 1997

  (10.3) Amendment dated as of July 31, 1998 to Master Lease between the Company and State Street Bank and Trust Company dated as of November 13, 1995

  (10.4) Amendment dated as of July 31, 1998 to Master Lease between the Company and State Street Bank and Trust Company dated as of February 28, 1997

  (11)    Computations of Earnings Per Share

  (27)    Financial Data Schedule