Form 10-Q
period 1998-10-31
PEP BOYS MANNY MOE & JACK
filed 1998-12-15
CIK 77449

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)
(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1998

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


As of October 31, 1998 there were 63,820,110 shares of the registrant's Common Stock outstanding.
                                       1

-------------------------------------------------------------------
Index                                                         Page
-------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            October 31, 1998 and January 31, 1998               3

            Consolidated Statements of Operations -
            Thirteen and Thirty-nine weeks ended
            October 31, 1998 and November 1, 1997               4

            Condensed Consolidated Statements of
            Cash Flows - Thirty-nine weeks ended
            October 31, 1998 and November 1, 1997               5

            Notes to Condensed Consolidated
            Financial Statements                              6-7

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                         8-14


PART II - OTHER INFORMATION                                    15
---------------------------

SIGNATURE                                                      16

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except per share amounts)

                                                                   Oct. 31, 1998       Jan. 31, 1998*
                                                                   -------------       -------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash and cash equivalents..................................        $   97,470          $   10,811
   Accounts receivable, net...................................            15,989              13,070
   Merchandise inventories....................................           548,963             655,363
   Prepaid expenses...........................................            13,494              27,449
   Deferred income taxes......................................            23,215              23,215
   Other......................................................            30,829              40,308
                                                                   -------------       -------------
      Total Current Assets....................................           729,960             770,216

 Property and Equipment-at cost:
   Land.......................................................           278,887             296,721
   Building and improvements..................................           897,354             920,522
   Furniture, fixtures and equipment..........................           568,657             542,256
   Construction in progress...................................            31,647              21,432
                                                                    ------------       -------------
                                                                       1,776,545           1,780,931
   Less accumulated depreciation and amortization.............           463,939             403,182
                                                                   -------------       -------------
      Total Property and Equipment............................         1,312,606           1,377,749

 Other........................................................            12,897              13,395
                                                                   -------------       -------------
Total Assets..................................................        $2,055,463          $2,161,360
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable...........................................        $  160,665          $  409,053
   Accrued expenses...........................................           210,071             162,666
   Short-term borrowings......................................                -               47,000
   Current maturities of long-term debt.......................               166                 157
   Convertible Subordinated Notes.............................            86,250                  -
                                                                   -------------       -------------
      Total Current Liabilities...............................           457,152             618,876

 Long-Term Debt, less current maturities......................           526,894             402,021
 Deferred Income Taxes........................................            70,952              73,208
 Convertible Subordinated Notes...............................                -               86,250
 Zero Coupon Convertible Subordinated Notes...................           163,118             158,370
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares - Issued and
    outstanding 63,820,110 and 63,657,728.....................            63,820              63,658
   Additional paid-in capital.................................           175,817             173,107
   Retained earnings..........................................           659,345             647,505
   Accumulated other comprehensive income.....................            (1,366)             (1,366)
                                                                   -------------        ------------
                                                                         897,616             882,904
   Less:
   Cost of shares in benefits trust-2,232,500 shares, at cost.            60,269              60,269
                                                                   -------------        ------------
      Total Stockholders' Equity..............................           837,347             822,635
                                                                   -------------        ------------
Total Liabilities and Stockholders' Equity....................        $2,055,463          $2,161,360
                                                                   =============        ============
 See notes to condensed consolidated financial statements.
*Taken from the audited financial statements at January 31, 1998.

                                           THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (dollar amounts in thousands, except per share amounts)
                                                               UNAUDITED

                                                               Thirteen weeks ended               Thirty-nine weeks ended
                                                         --------------------------------    ---------------------------------
                                                        October 31, 1998   November 1, 1997 October 31, 1998   November 1, 1997
                                                         --------------     --------------   --------------     --------------
Merchandise Sales....................................        $512,912           $440,500       $1,527,492         $1,303,518
Service Revenue......................................         103,055             85,064          308,000            250,622
                                                         --------------     --------------   --------------     --------------
Total Revenues.......................................         615,967            525,564        1,835,492          1,554,140

Costs of Merchandise Sales...........................         393,000            304,759        1,123,536            901,184
Costs of Service Revenue.............................          82,890             67,939          245,089            197,683
                                                         --------------     --------------   --------------     --------------
Total Costs of Revenues..............................         475,890            372,698        1,368,625          1,098,867

Gross Profit from Merchandise Sales..................         119,912            135,741          403,956            402,334
Gross Profit from Service Revenue....................          20,165             17,125           62,911             52,939
                                                         --------------     --------------   --------------     --------------
Total Gross Profit...................................         140,077            152,866          466,867            455,273

Selling, General and Administrative Expenses.........         134,681            106,548          393,475            309,342
                                                         --------------     --------------   --------------     --------------
Operating Profit.....................................           5,396             46,318           73,392            145,931
Nonoperating Income..................................             708              1,129            1,470              3,738
Interest Expense.....................................          12,230              9,758           37,610             28,147
                                                         --------------     --------------   --------------     --------------
Earnings (Loss) before Income Taxes..................          (6,126)            37,689           37,252            121,522

Income Taxes.........................................          (2,205)            13,569           13,411             44,168
                                                         --------------     --------------   --------------     --------------
Net Earnings (Loss)..................................          (3,921)            24,120           23,841             77,354

Retained Earnings, beginning of period...............         667,268            658,485          647,505            612,581
Cash Dividends.......................................           4,002              3,673           12,001             11,003
                                                         --------------     --------------   --------------     --------------
Retained Earnings, end of period.....................        $659,345           $678,932       $  659,345         $  678,932
                                                         ==============     ==============   ==============     ==============
Basic Earnings (Loss) per Share......................        $   (.06)          $    .39       $      .39         $     1.27
Diluted Earnings (Loss) per Share....................        $   (.06)          $    .38       $      .39         $     1.22
                                                         ==============     ==============   ==============     ==============
Cash Dividends per Share.............................        $  .0650           $  .0600       $    .1950         $    .1800
                                                         ==============     ==============   ==============     ==============

See notes to condensed consolidated financial statements.

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                             UNAUDITED
                                                                                  Thirty-nine weeks ended
                                                                            ----------------------------------
                                                                           October 31, 1998    November 1, 1997
                                                                            --------------      --------------
     Net Cash Provided by (Used in) Operating Activities.............           $  43,428           $  (1,850)

Cash Flows from Investing Activities:
     Capital expenditures............................................            (126,966)           (215,422)
     Proceeds from sale of assets....................................              97,473                  -
     Other, net......................................................               1,730                 788
                                                                             -------------       -------------
     Net Cash Used in Investing Activities...........................             (27,763)           (214,634)

Cash Flows from Financing Activities:
     Net (payments) borrowings under line of credit agreements.......            (122,000)            124,100
     Net proceeds from issuance of notes.............................             202,241              99,000
     Reduction of long-term debt.....................................                (118)               (368)
     Dividends paid..................................................             (12,001)            (11,003)
     Proceeds from exercise of stock options
       and dividend reinvestment plan................................               2,872               5,753
                                                                             -------------       -------------
     Net Cash Provided by Financing Activities.......................              70,994             217,482
                                                                             -------------       -------------
Net Increase in Cash.................................................              86,659                 998
Cash at Beginning of Period..........................................              10,811               2,589
                                                                             -------------       -------------
Cash at End of Period................................................           $  97,470            $  3,587
                                                                             =============       =============

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of October 31, 1998, the consolidated statements of operations for the thirteen and thirty-nine week periods ended October 31, 1998 and November 1, 1997 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 31, 1998 and November 1, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at October 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 1998 annual report to shareholders. The results of operations for the thirteen and thirty-nine week period ended October 31, 1998 are not necessarily indicative of the operating results for the full year.


NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, inventories would have been approximately $870,000 higher at both October 31, 1998 and January 31, 1998.


NOTE 3. Comprehensive Income

Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and disclosure of comprehensive income and its components in financial statements. Accumulated other comprehensive income in the consolidated balance sheets as of October 31, 1998 and January 31, 1998 consists of a minimum pension liability adjustment. There were no differences between net earnings and comprehensive income for the thirteen and thirty-nine week periods ended October 31, 1998 and November 1, 1997.


NOTE 4. Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is encouraged. Management has not yet determined what impact, if any, the application of this statement will have on the Company's financial statements.


Note 5. Medium-Term Note Program

In February 1998, the Company established a Medium-Term Note program which permits the Company to issue up to $200,000,000 of Medium-Term Notes. Under this program the Company has sold $100,000,000 principal amount of senior notes, ranging in annual interest rates from 6.7% to 6.9% and due March 2004 and March 2006. The net proceeds of $99,429,000 were used for working capital, the repayment of debt and for general corporate purposes. Additionally, in July 1998, under this note program, the Company sold $100,000,000 of Term Enhanced ReMarketable Securities with a stated maturity date of July 2017. The Company sold a call option with the securities, which allows the securities to be remarketed to the public in July 2006 under certain circumstances. If the securities are not remarketed, the Company will be obligated to repay the principal amount in full in July 2017. The level yield to maturity on the securities is approximately 6.85% and the coupon rate is 6.92%. The net proceeds of $101,923,500 from the sale of the securities and the call option were used for working capital, the repayment of debt and for general corporate purposes.

NOTE 6.  Net Earnings (Loss) Per Share

                                                              Thirteen weeks ended                 Thirty-nine weeks ended
(in thousands, except per share data)                   ----------------------------------    ----------------------------------
                                                       October 31, 1998    November 1, 1997  October 31, 1998    November 1, 1997
                                                        --------------      --------------    --------------      --------------
(a)  Net earnings (loss)..............................         $(3,921)            $24,120           $23,841             $77,354

     Adjustment for interest on 4% convertible
       subordinated notes, net of income tax effect...              _                  554                _                1,661

     Adjustment for interest on zero coupon convertible
       subordinated notes, net of income tax effect...              _                  978                _                2,898
---------------------------------------------------------------------------------------------------------------------------------
(b)  Adjusted net earnings (loss)                              $(3,921)            $25,652           $23,841             $81,913
---------------------------------------------------------------------------------------------------------------------------------

(c)  Average number of common shares outstanding
       during the period..............................          61,567              61,210            61,527              61,070

     Common shares assumed issued upon conversion of
       4% convertible subordinated notes..............              _                2,104                _                2,104

     Common shares assumed issued upon conversion of
       zero coupon convertible subordinated notes.....              _                3,513                _                3,513

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price........              _                  435               220                 590
---------------------------------------------------------------------------------------------------------------------------------
(d)  Average number of common shares assumed
       outstanding during the period..................          61,567              67,262            61,747              67,277
---------------------------------------------------------------------------------------------------------------------------------
     Basic Earnings (Loss) per Share (a/c)............         $  (.06)            $   .39           $   .39             $  1.27
     Diluted Earnings (Loss) per Share (b/d)..........         $  (.06)            $   .38           $   .39             $  1.22
---------------------------------------------------------------------------------------------------------------------------------

Adjustments for certain convertible securities were antidilutive during the thirteen and thirty-nine week periods ended October 31, 1998 and have therefore been excluded from the computation of diluted EPS; however, these securities could potentially be dilutive in the future. Options to purchase 3,971,661 shares of common stock at various prices ranging from $15.53 to $37.38 were outstanding at October 31, 1998, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.


NOTE 7. Third Quarter Charges


In October 1998 the Company closed and consummated the sale of real estate assets relating to 100 of its non-service/non-tire format Pep Boys Express stores. Nine other such stores were also closed in October. As a result of these events, the Company recorded pretax charges to earnings of $25,251,000 ($16,160,000 net of tax), $23,769,000 of which was recorded as Cost of Merchandise Sales in the Company's Consolidated Statements of Operations and includes costs associated with the sale and closure of the 109 Pep Boys Express stores. These costs include various building, leasehold improvement, fixture and equipment write-offs, as well as lease commitment charges and the costs associated with handling the related merchandise inventories. The remaining $1,482,000 of related costs, which includes mainly store and general office payroll and travel expenses, have been included in Selling, General and Administrative Expenses on the Company's Consolidated Statements of Operations.

                                        THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                   October 31, 1998    November 1, 1997       Fiscal 1998 vs.
                                                         (Fiscal 1998)       (Fiscal 1997)        Fiscal 1997
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         83.3%               83.8%               16.4%
Service Revenue (1)...................................         16.7                16.2                21.1
                                                              ------              ------             -------
Total Revenues........................................        100.0               100.0                17.2

Costs of Merchandise Sales (2)........................         76.6 (3)            69.2 (3)            29.0
Costs of Service Revenue (2)..........................         80.4 (3)            79.9 (3)            22.0
                                                              ------              ------             -------
Total Costs of Revenues...............................         77.3                70.9                27.7

Gross Profit from Merchandise Sales...................         23.4 (3)            30.8 (3)           (11.7)
Gross Profit from Service Revenue.....................         19.6 (3)            20.1 (3)            17.8
                                                              ------              ------             -------
Total Gross Profit....................................         22.7                29.1                (8.4)

Selling, General and Administrative Expenses..........         21.8                20.3                26.4
                                                              ------              ------             -------
Operating Profit......................................           .9                 8.8               (88.4)

Nonoperating Income...................................           .1                  .2               (37.3)
Interest Expense......................................          2.0                 1.8                25.3
                                                              ------              ------             -------
Earnings (Loss) Before Income Taxes...................         (1.0)                7.2              (116.3)

Income Taxes..........................................         36.0 (4)            36.0 (4)          (116.3)
                                                              ------              ------             -------
Net Earnings (Loss)...................................          (.6)                4.6              (116.3)
                                                              ======              ======             =======

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

(4) As a percentage of earnings (loss) before income taxes.

Thirteen Weeks Ended October 31, 1998 vs. Thirteen Weeks Ended November 1, 1997
-------------------------------------------------------------------------------

Total revenues increased 17.2% for the third quarter due to more stores in operation during 1998 versus 1997 as well as a 9.8% increase in comparable store revenues (revenues generated by stores in operation during the same months of each period). Comparable store merchandise sales increased 9.5% while comparable service revenue increased 11.5%. Comparative store merchandise sales were positively impacted by the Company's commercial delivery program which was operational in approximately 89% of stores at the end of third quarter 1998 versus approximately 22% of stores at the end of the same period in 1997.

Sales for the third quarter were negatively impacted by the sale and closure of 109 non-service/non-tire format Pep Boys Express stores. These 109 stores closed on or about October 10, 1998, which is the end of the tenth week of the thirteen week period ended October 31, 1998. On October 21, 1998 the Company consummated the sale of real estate assets relating to 100 of such stores. As a result of these events, the Company recorded pretax charges to earnings of $25,251,000 ($16,160,000 net of tax), $23,769,000 of which was recorded as Cost of Merchandise Sales and includes costs associated with the sale and closure of such 109 stores. These costs include various building, leasehold improvement, fixture and equipment write-offs, as well as lease commitment charges and the costs associated with handling the related merchandise inventories. The remaining $1,482,000 of related costs, which includes mainly store and general office payroll and travel expenses, have been included in Selling, General and Administrative Expenses.

The substantial decrease in gross profit from merchandise sales, as a percentage of merchandise sales, was due primarily to significantly lower merchandise margins and the $23,769,000 in pretax charges offset, in part, by a decrease in warehousing costs.

Gross profit from service revenue decreased, as a percentage of service revenue, due primarily to an increase in service center personnel costs.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to increases in store expenses, media costs and employee benefit expenses as well as the $1,482,000 in pretax charges offset, in part, by a decrease in general office costs, as a percentage of total revenues.

Nonoperating income consisted of the following:
  (in thousands)
                                        1998            1997
                                       ------          ------
  Rental revenue                       $  386          $  289
  Investment income                       220             836
  Other income                            102               4
                                       ------          ------
  Total                                $  708          $1,129
                                       ======          ======


Net earnings for the third quarter of fiscal 1998, which were negatively impacted by the after tax charges of $16,160,000, decreased substantially as compared with the third quarter of fiscal 1997, as a percentage of total revenues, due primarily to a substantial decrease in gross profit from merchandise sales, as a percentage of merchandise sales, a decrease in gross profit from service revenue, as a percentage of service revenue, and an increase in selling, general and administrative expenses, as a percentage of total revenues.

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

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirty-nine weeks ended                                October 31, 1998    November 1, 1997      Fiscal 1998 vs.
                                                         (Fiscal 1998)       (Fiscal 1997)        Fiscal 1997
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         83.2%               83.9%               17.2%
Service Revenue (1)...................................         16.8                16.1                22.9
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                18.1

Costs of Merchandise Sales (2)........................         73.6 (3)            69.1 (3)            24.7
Costs of Service Revenue (2)..........................         79.6 (3)            78.9 (3)            24.0
                                                              ------              ------              ------
Total Costs of Revenues...............................         74.6                70.7                24.5

Gross Profit from Merchandise Sales...................         26.4 (3)            30.9 (3)              .4
Gross Profit from Service Revenue.....................         20.4 (3)            21.1 (3)            18.8
                                                              ------              ------              ------
Total Gross Profit....................................         25.4                29.3                 2.5

Selling, General and Administrative Expenses..........         21.5                19.9                27.2
                                                              ------              ------              ------
Operating Profit......................................          3.9                 9.4               (49.7)

Nonoperating Income...................................           .1                  .2               (60.7)
Interest Expense......................................          2.0                 1.8                33.6
                                                              ------              ------              ------
Earnings Before Income Taxes..........................          2.0                 7.8               (69.3)

Income Taxes..........................................         36.0 (4)            36.3 (4)           (69.6)
                                                              ------              ------              ------
Net Earnings..........................................          1.3                 5.0               (69.2)
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

Thirty-nine Weeks Ended October 31, 1998 vs. Thirty-nine Weeks Ended
November 1 , 1997
------------------------------------------------------------------------------

Total revenues increased 18.1% for the thirty-nine weeks due to more stores in operation during 1998 versus 1997 as well as a 7.8% increase in comparable store revenues (revenues generated by stores in operation during the same months of each period). Comparable store merchandise sales increased 7.0% while comparable service revenue increased 12.0%. Comparative store merchandise sales were positively impacted by the Company's commercial delivery program which was in approximately 89% of stores at the end of the third quarter 1998 versus approximately 22% of stores at the end of the same period in 1997.

On October 21, 1998 the Company consummated the sale of real estate assets relating to 100 of its non-service/non-tire format Pep Boys Express stores.
Nine other such stores were closed. As a result of these events, the Company recorded pretax charges to earnings of $25,251,000 ($16,160,000 net of tax), $23,769,000 of which was recorded as Cost of Merchandise Sales and includes costs associated with the sale and closure of such 109 stores. These costs include various building, leasehold improvement, fixture and equipment write-offs, as well as lease commitment charges and the costs associated with handling the related merchandise inventories. The remaining $1,482,000 of related costs, which includes mainly store and general office payroll and travel expenses, have been included in Selling, General and Administrative Expenses.

The substantial decrease in gross profit from merchandise sales, as a percentage of merchandise sales, was due primarily to significantly lower merchandise margins and the $23,769,000 in pretax charge offset, in part, by a decrease in warehousing costs.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to increases in store expenses and media costs offset, in part, by a decrease in general office costs, as a percentage of total revenues.

Nonoperating income consisted of the following:
  (in thousands)
                                        1998            1997
                                       ------          ------
  Rental revenue                       $1,025          $1,197
  Investment income                       319           2,497
  Other income                            126              44
                                       ------          ------
  Total                                $1,470          $3,738
                                       ======          ======

Interest expense increased, as a percentage of total revenues, due primarily to higher debt levels necessary to fund the Company's store expansion program and related working capital requirements coupled with higher interest rates.

Net earnings for the thirty-nine weeks ended October 31, 1998, which were negatively impacted by the after tax charges of $16,160,000, decreased substantially as compared with the thirty-nine weeks ended November 1, 1997, as a percentage of total revenues, due primarily to a substantial decrease in gross profit from merchandise sales, as a percentage of merchandise sales, an increase in selling, general and administrative expenses, as a percentage of total revenues, and an increase in interest expense, as a percentage of total revenues.

LIQUIDITY AND CAPITAL RESOURCES - October 31, 1998
--------------------------------------------------

The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. During the first thirty-nine weeks of 1998, the Company invested $126,966,000 in property and equipment while net inventory (the change in net inventory includes the decrease in inventory less the change in accounts payable) increased $141,988,000. Working capital increased from $151,340,000 at January 31, 1998 to $272,808,000 at October 31, 1998. At October 31, 1998, the
Company had stockholders' equity of $837,347,000 and long-term debt of $690,012,000. The Company's long-term debt was 45.2% of its total capitalization at October 31, 1998 and 44% at January 31, 1998.

The Company anticipates opening approximately 10 new Supercenters during the balance of the current fiscal year. Management estimates that the cost of this expansion, coupled with expenditures in existing stores, warehouses and offices will be approximately $57,000,000. The Company currently anticipates opening approximately 40 Supercenters during the fiscal year ending January 29, 2000 (fiscal 1999). Management intends to fund these new stores, including related inventory requirements, out of funds generated from operating activities.
On October 21, 1998 the Company consummated the sale of the real estate assets relating to 100 of its non-service/non-tire format Pep Boys Express stores for net proceeds of $97,473,000. As of October 31, 1998, a portion of the net proceeds were used to repay debt and the remaining amount of approximately $67,000,000 was invested in short-term money market accounts bearing interest at approximately 5%. In addition to these funds, the Company has unused lines of credit totaling $324,000,000 at October 31, 1998. Subsequent to October 31, 1998 management used an additional $13,956,000 of the net proceeds from the real estate sale to repay convertible subordinated notes due in September 1999.

In February 1998, the Company established a Medium-Term Note program which permits the Company to issue up to $200,000,000 of Medium-Term Notes. Under this program the Company has sold $100,000,000 principal amount of senior notes, ranging in annual interest rates from 6.7% to 6.9% and due March 2004 and March 2006. The net proceeds of $99,429,000 were used for working capital, the repayment of debt and for general corporate purposes. Additionally, in July 1998, under this note program, the Company sold $100,000,000 of Term Enhanced ReMarketable Securities with a stated maturity date of July 2017. The Company sold a call option with the securities, which allows the securities to be remarketed to the public in July 2006 under certain circumstances. If the securities are not remarketed, the Company will be obligated to repay the principal amount in full in July 2017. The level yield to maturity on the securities is approximately 6.85% and the coupon rate is 6.92%. The net proceeds of $101,923,500 from the sale of the securities and the call option were used for working capital, the repayment of debt and for general corporate purposes.


New Accounting Standards
------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is encouraged. Management has not yet determined what impact, if any, the application of this statement will have on the Company's financial statements.

INFORMATION SYSTEMS AND THE YEAR 2000
-------------------------------------


During 1997, the Company initiated a project to assess the impact of Year 2000 issues on a corporate-wide basis. A Year 2000 Project Director, reporting directly to the Chief Information Officer, was assigned to lead the project and, in conjunction with senior management of the Company, has formulated a project plan to address Year 2000 compliance issues. The Project Director monitors and coordinates the project plan through regular meetings with operational managers who execute the specifics of the project plan. The Project Director regularly updates senior management, including the Company's Chief Financial Officer.
In addition, the Board of Directors are periodically updated by the Company's senior management.

The project plan is comprehensive and focuses on both information technology (IT) systems and non-IT systems. Execution of the project plan has been divided into five key phases: inventory, assessment, remediation, testing, and implementation. The Company is utilizing both internal and external resources to complete its Year 2000 project plan initiatives.

IT systems include the Company's application software, both proprietary and third party, as well as the hardware infrastructure. Specifically, this includes all software and related hardware for the Company's systems, namely: mainframe, store, personal computer, local area network, and data communication. The inventory and assessment phases for the IT systems are substantially complete. Although the IT systems are currently in various stages of remediation, testing and implementation, the Company estimates that approximately 40% of its IT systems are currently Year 2000 compliant. The Company currently intends to substantially complete these processes with respect to its IT systems by mid-1999.

The non-IT systems include equipment and systems that contain embedded computer chips, such as energy management, HVAC, telephone and the Company's service center equipment, which specifically includes its engine diagnostic, wheel alignment and emission testing equipment. The Company has completed the inventory phase and is nearing completion of the assessment phase for its non-IT systems. To complete the assessment process, the Company is attempting to obtain assurances from its key equipment providers.

The Company's critical third party vendor relationships (other than those relating to IT and non-IT systems), such as critical merchandise, transportation, utility, financial institutions and other general service providers, will be reviewed in 1999 for Year 2000 compliance.

Although the Company is making significant progress to ensure that its systems and facilities are Year 2000 compliant, the ability of third party service providers, merchandise vendors and certain other third parties, including communications and utility companies, to be Year 2000 compliant is beyond the Company's control. Therefore, the Company can offer no assurances that the systems of other entities on which the Company's systems may rely will be modified to be Year 2000 compliant or, if so modified, will be compatible with the Company's systems. The failure of these entities to achieve Year 2000 compliance on a timely basis could have a material adverse effect on the Company. At this time, the Company does not expect any Year 2000 issues to materially affect its operations, merchandise sales, service revenues, competitive position or financial performance.

The Company intends to develop contingency plans beginning in early 1999. These plans would identify what actions would need to be taken if a critical system or third party service provider were not Year 2000 compliant. The Company expects such plans to be completed by October 1999.

The Company estimates that total costs associated with the Year
2000 effort will range from approximately $12,000,000 to $16,000,000, of which approximately $2,500,000 has been incurred through October 31, 1998. The Company's Year 2000 costs have been and are expected to be funded out of cash flows from operating activities.

The foregoing statements as to costs and dates relating to the Year 2000 effort are forward looking and as a result involve risks and uncertainties. They are based on the Company's best estimates which may be updated as additional information becomes available. The Company's forward looking statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the failure of vendors to deliver merchandise or perform services required by the Company and the collateral effects of Year 2000 issues on the Company's business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors that could cause actual costs or timetables to differ materially from the expected results.


FORWARD LOOKING STATEMENTS
--------------------------

Certain statements made herein are forward looking and as a result involve risks and uncertainties. Actual results could differ materially from expected results due to factors beyond the control of the Company, including the strength of the national and regional economies, the level of demand for the Company's goods and services, the weather in geographical regions with a high concentration of the Company's stores, competitive pricing, location and number of competitors' stores, product costs, the ability to attract and retain qualified personnel, the ability to acquire real estate, facilities and equipment and the ability to reduce inventory levels during 1998. Further risk factors are discussed in the Company's filings with the Securities and Exchange Commission, including its most recent Form 10-K, a copy of which may be obtained from the Company without charge.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits

                (10.1) Amendment No. 3 dated as of October 31, 1998 to the Amended and Restated Credit Agreement dated as of April 21, 1995 among the Company, the Banks signatory thereto and The Chase Manhattan Bank, as Agent.
                (10.2) Third Amendment dated as of October 31, 1998 to Transaction Agreement between the Company and State Street Bank and Trust Company dated as of February 28, 1997.
                (10.3) Third Amendment dated as of October 31, 1998 to Master Lease between the Company and State Street Bank and Trust Company dated as of November 13, 1995.
                (10.4) Second Amendment dated as of October 31, 1998 to Master Lease between the Company and State Street Bank and Trust Company dated as of February 28, 1997.
                (10.5) Fourth Amendment dated as of October 31, 1998 to Transaction Agreement between the Company and State Street Bank and Trust Company dated as of November 13, 1995.
                (10.6) Form of Employment Agreement dated as of June 1998 between the Company and certain officers of the Company.
                (10.7) Employment Agreement between Mitchell G Leibovitz and the Company dated as of June 3, 1998.
                (11)     Statement Re: Computation of Earnings Per
                         Share
                (27)     Financial Data Schedules

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

Date: December 15, 1998                 By: /s/ Michael J. Holden
      -----------------------            -------------------------

                                         Michael J. Holden
                                         Executive Vice President &
                                         Chief Financial Officer

INDEX TO EXHIBITS
-----------------

  (10.1)   Amendment No. 3 dated as of October 31, 1998 to the
           Amended and Restated Credit Agreement dated as of April 21, 1995 among the Company, the Banks signatory thereto and The Chase Manhattan Bank, as Agent.
  (10.2) Third Amendment dated as of October 31, 1998 to Transaction Agreement between the Company and State Street Bank and Trust Company dated as of February 28, 1997.
  (10.3) Third Amendment dated as of October 31, 1998 to Master Lease between the Company and State Street Bank and
           Trust Company dated as of November 13, 1995.
  (10.4) Second Amendment dated as of October 31, 1998 to Master Lease between the Company and State Street Bank and
           Trust Company dated as of February 28, 1997.
  (10.5) Fourth Amendment dated as of October 31, 1998 to Transaction Agreement between the Company and State
           Street Bank and Trust Company dated as of November
           13, 1995.
  (10.6) Form of Employment Agreement dated as of June 1998 between the Company and certain officers of the Company.
  (10.7) Employment Agreement between Mitchell G Leibovitz and the Company dated as of June 3, 1998.
  (11)     Computations of Earnings Per Share
  (27)     Financial Data Schedule