Form 10-K
period 1999-01-30
PEP BOYS MANNY MOE & JACK
filed 1999-04-30
CIK 77449

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

-------------------------------------------------------------------------------

(Mark One)

(x) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended January 30, 1999

                                       or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (NO FEE REQUIRED)

                For the transition period from      to      .

                          Commission file number 1-3381

                        The Pep Boys - Manny, Moe & Jack
                   ------------------------------------------

             (Exact name of registrant as specified in its charter)

         Pennsylvania                                    23-0962915
 ------------------------------            ------------------------------------

(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)


3111 West Allegheny Avenue, Philadelphia, PA                     19132
---------------------------------------------                   ---------
(Address of principal executive office)                        (Zip code)

Registrant's telephone number, including area code            215-229-9000
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

                                  Yes       No  X
                                     -----    -----


As of the close of business on April 9, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $699,037,997.

As of April 9, 1999, there were 52,587,642 shares of the registrant's common stock outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

PART III Portions of the registrant's definitive proxy statement, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year, for the Company's Annual Meeting of Shareholders presently scheduled to be held on June 2, 1999.

        This Annual Report on Form 10-K for the year ended January 30, 1999, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities on or after the date of such filing, pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

                                     PART I

ITEM 1 BUSINESS

GENERAL

         The Pep Boys - Manny, Moe & Jack and Subsidiaries (the "Company") is a leading automotive retail and service chain. The Company operates in one industry, the automotive aftermarket. The Company is engaged principally in the retail sale of automotive parts and accessories, automotive maintenance and service and the installation of parts. The Company's primary operating unit is its SUPERCENTER format. As of January 30, 1999, the Company operated 638 stores consisting of 625 SUPERCENTERS and one SERVICE & TIRE
CENTER, having an aggregate of 6,608 service bays, as well as 12 non-service/non-tire format PEP BOYS EXPRESS stores. The Company operates approximately 13,072,000 gross square feet of retail space, including service bays. The SUPERCENTERS average approximately 20,700 square feet and the 12 PEP BOYS EXPRESS stores average approximately 9,600 square feet. The Company believes that its unique SUPERCENTER format offers the broadest capabilities in the industry and positions the Company to gain market share and increase its profitability by serving the "do-it-yourself," automotive service, tire and "buy-for-resale" customer sectors with the highest quality merchandise and service.

         As of January 30, 1999 the Company operated its stores in 37 states and Puerto Rico. The following table indicates by state the number of stores of the Company in operation at the end of fiscal 1995, 1996, 1997 and 1998 and the number of stores opened and closed by the Company during each of the last three fiscal years:


                                     NUMBER OF STORES AT END OF FISCAL YEARS 1995 THROUGH 1998

                                  1995                           1996                           1997                          1998
                                  Year                           Year                           Year                          Year
State                              End       Opened   Closed      End       Opened   Closed      End      Opened   Closed      End
------                             ---       ------   ------      ---       ------   ------      ---      ------   ------      ---

Alabama                              1            -         -       1            -         -       1           -         -       1
Arizona                             24            -         1      23            1         -      24           -         1      23
Arkansas                             1            -         -       1            -         -       1           -         -       1
California                         118           29         1     146           10         -     156           6         30    132
Colorado                             6            2         -       8            -         -       8           -         -       8
Connecticut                          2            5         -       7            2         -       9           1         1       9
Delaware                             5            -         -       5            1         -       6           -         -       6
District of Columbia                 2            1         -       3            2         -       5           -         5       -
Florida                             38            4         -      42            9         -      51           2         5      48
Georgia                             22            3         -      25            1         -      26           -         -      26
Illinois                            17            4         -      21           11         -      32           1         8      25
Indiana                              3            3         -       6            6         -      12           4         4      12
Kansas                               2            -         -       2            -         -       2           -         -       2
Kentucky                             4            -         -       4            -         -       4           -         -       4
Louisiana                           12            -         -      12            -         -      12           -         -      12
Maine                                -            -         -       -            -         -       -           1         -       1
Maryland                            18            2         -      20            5         2      23           -         4      19
Massachusetts                        5            4         -       9            2         -      11           3         6       8
Michigan                             6            5         -      11            6         -      17           4         6      15
Minnesota                            -            -         -       -            -         -       -           2         -       2
Missouri                             1            -         -       1            -         -       1           -         -       1
Nevada                               8            -         -       8            2         -      10           2         -      12
New Hampshire                        1            1         -       2            2         -       4           -         -       4
New Jersey                          18            8         -      26            8         -      34           -         9      25
New Mexico                           8            -         -       8            -         -       8           -         -       8
New York                            14           13         -      27           19         -      46           2         18     30
North Carolina                      11            -         -      11            -         -      11           -         -      11
Ohio                                10            3         -      13            1         -      14           1         -      15
Oklahoma                             6            -         -       6            -         -       6           -         -       6
Oregon                               -            -         -       -            -         -       -           1         -       1
Pennsylvania                        40            3         -      43            8         1      50           4         8      46
Puerto Rico                          7            4         -      11           10         -      21           2         -      23
Rhode Island                         1            2         -       3            1         -       4           -         1       3
South Carolina                       6            -         -       6            -         -       6           -         -       6
Tennessee                            7            -         -       7            -         -       7           -         -       7
Texas                               63            2         -      65            -         -      65           -         4      61
Utah                                 6            -         -       6            -         -       6           -         -       6
Virginia                            13            2         -      15            3         -      18           -         2      16
Washington                           -            -         -       -            -         -       -           3         -       3
                                  ----          ---        --     ---         ----        --    ----        ----        --    ----

Total                              506          100         2     604          110         3     711          39       112     638
                                   ===           ==        ==     ===          ===        ==     ===          ==       ===     ===


NEW STORES AND EXPANSION STRATEGY
         During fiscal 1998, the Company opened 35 SUPERCENTERS, all of which include service bays, and 4 PEP BOYS EXPRESS stores. Further, the Company sold and/or closed 115 of its non-service/non-tire PEP BOYS EXPRESS stores. In October 1998, the Company consummated the sale of real estate assets relating to 100 of these stores for net proceeds of $97,473,000. The Company also closed one SUPERCENTER during fiscal 1998.

         The Company's typical SUPERCENTER is a free standing, "one-stop" shopping automotive warehouse that features state-of-the-art service bays. Each SUPERCENTER carries an average of approximately 25,000 stock-keeping units and serves the automotive aftermarket needs of the "do-it-yourself," the "do-it-for-me" (automotive service), tire and "buy-for-resale" customer sectors. The Company's primary SUPERCENTER prototype is approximately 18,200 square feet and generally features 12 service bays. The Company currently intends to continue to utilize this prototype in fiscal 1999.


       The Company completed the rollout of its commercial automotive parts delivery program, "APD," during fiscal 1998. The APD program was established to increase the Company's market share with the professional installer. The APD program has strengthened the Company's position with the "buy-for-resale" customer by taking greater advantage of the breadth and quality of its parts inventory as well as its experience supplying its own service bays and mechanics. As of January 30, 1999, 576 of the Company's stores provide commercial parts delivery, which represents approximately 90% of its stores.

         In fiscal 1999, the Company plans to focus much of its energy on improving the performance of its existing stores. As a result, the Company plans to open approximately 25 new stores, all of which will be SUPERCENTERS. If all 25 stores are opened, the Company anticipates spending approximately $57,647,000 in addition to the $22,233,000 it has already spent as of January 30, 1999 in connection with certain of these locations. Additionally in fiscal 1999, the Company anticipates spending approximately $19,050,000 on certain stores it expects to open in fiscal 2000. The Company expects to fund this expansion from net cash generated by operating activities.

         The most important factors considered by the Company when deciding to open new stores are vehicle and population demographics, market penetration, competitive positioning and site development costs. The most important factors considered by the Company when deciding whether to close a store are profitability and whether the store is outmoded by virtue of store size or number of service bays, number of other stores within the same market area and the cost/benefit of establishing a replacement store rather than expanding or otherwise upgrading an older store.

         The Company's ability to meet its expansion goals will depend, in large measure, upon the availability of suitable sites, prevailing economic conditions, its success in completing negotiations to purchase or lease properties, and its ability to obtain governmental approvals and meet construction deadlines.

MERCHANDISING

         Each Pep Boys SUPERCENTER and PEP BOYS EXPRESS store carries the same basic product line, with variations based on the number and type of cars registered in the different markets. A full complement of inventory at a typical SUPERCENTER includes an average of approximately 25,000 items (approximately 24,000 items are in a PEP BOYS EXPRESS store). The Company's automotive product line includes: tires (not stocked at PEP BOYS EXPRESS locations); batteries; new and rebuilt parts for domestic and imported cars, including suspension parts, ignition parts, mufflers, engines and engine parts, oil and air filters, belts, hoses, air conditioning parts, and brake parts; chemicals, including oil, antifreeze, polishes, additives, cleansers and paints; mobile electronics, including sound systems, alarms, and remote vehicle starters; car accessories, including seat covers, floor mats, and battery cables; hand tools, including sockets, wrenches, ratchets, paint and body tools, jacks and lift equipment, automotive specialty tools and test gauges; as well as a selection of truck, van and sport utility vehicle accessories.

         In addition to offering a wide variety of high quality, branded products, the Company sells an array of high quality products under the Pep Boys and various other private label names. The Company sells cleaners and chemicals under the Pep Boys name. The Company also sells oil, oil treatments, hand cleaner, air filters, oil filters, transmission fluids and lubricants under the name PROLINE (R) and paints and cleaners under the name VARSITY (R). The Company sells starters and alternators under the name PROSTART (R), water pumps under the name PROCOOL (R) and batteries under the names
PRO-START (R), MASTER START (tm), RIGHT START (tm) and CADET (tm). Brakes are sold under the names SHUR GRIP (R), PROSTOP (R) and ELITE (tm) and tires under the names CORNELL (R) and FUTURA (R).

The Company also sells shock absorbers under the name PRO RYDER (R), and trunk and hatchback lift supports under the name PROLIFT (R). All products sold by the Company under the Pep Boys and various other private label names accounted for approximately 31% of the Company's merchandise sales in fiscal 1998. The remaining merchandise is sold under the brand names of others. Revenues from maintaining or repairing automobiles and installing products, accounted for approximately 17.0%, 16.3% and 15.0% of the Company's total revenues in
fiscal years 1998, 1997 and 1996, respectively.   Revenues from the sale of
tires accounted for approximately 14.2%, 13.2% and 11.8% of the Company's total revenues in fiscal years 1998, 1997 and 1996, respectively. No other class of products or services accounted for as much as 10% of the Company's total revenues.

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

         The Company has an electronic work order system in all of its service centers. This system creates a service history for each vehicle, provides customers with a comprehensive sales document and enables the Company to maintain a service customer database.

         The Company uses an "Everyday Low Price" (EDLP) strategy in establishing its selling prices. Management believes that EDLP provides better value to its customers on a day-to-day basis, helps level customer demand and allows more efficient management of inventories.

         The Company uses various forms of advertising to promote its category-dominant product offering, its state-of-the-art automotive service and repair capabilities and its commitment to customer service and satisfaction. The Company's advertising vehicles include, but are not limited to, multi-page catalogs, television and radio commercials, newspaper advertisements and various in-store promotions. All or most of the gross cost of the advertising directed by the Company is customarily borne by the suppliers of the products advertised.

        In fiscal 1998, approximately 63% of the Company's total revenues were cash transactions (including personal checks), and the remainder were credit and debit card transactions and commercial credit accounts.

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

         The Company has service bays in 626 of its 638 locations. Each service department can perform a variety of services which generally include: engine diagnosis and tune-ups, wheel and front end alignments, state inspection and emission services, air conditioning service, heating and cooling system service, fuel injection and throttle body service, and battery and electrical service; the repair and installation of parts and accessories including brake parts, suspension parts, exhaust systems, front end parts, ignition parts, belts, hoses, clutches, filters, stereos and speakers, alarms, sunroofs, cruise controls, remote starters and various other merchandise sold in the Company's stores; installation and balancing of tires; and oil and lubrication services.

         The Company coordinates the operation and merchandising of each store through a network of district and regional managers. The regional managers report to one of three divisional Vice Presidents - Store Operations, who report to the Vice President - Sales, who report to the Company's Senior Vice President - Store Operations, who reports to the Company's Chairman of the Board, President & Chief Executive Officer. Supervision and control over the individual stores are facilitated by means of the Company's computer system, operational handbooks and regular visits to the individual stores by the district operations managers and loss prevention personnel.


         All of the Company's advertising, accounting, purchasing and most of its management information systems and administrative functions are conducted at its corporate headquarters in Philadelphia, Pennsylvania. Certain of the Company's management information system functions are conducted at a regional office located near its corporate headquarters. Certain administrative functions for the Company's western, southwestern, southeastern, midwestern and Puerto Rico operations are performed at various regional offices of the Company. See "Properties."

INVENTORY CONTROL AND DISTRIBUTION

         Most of the Company's merchandise is distributed to its stores from its warehouses primarily by dedicated and contract carriers and also by Company-owned or leased trucks. Target levels of inventory for each product have been established for each of the Company's warehouses and stores and are based upon prior shipment history, sales trends and seasonal demand. Inventory on hand is compared to the target levels on a weekly basis at each warehouse. If the inventory on hand at a warehouse is below the target levels, the Company's buyers order merchandise from its suppliers.

         Each Pep Boys store has an automatic inventory replenishment system that automatically orders additional inventory when a store's inventory on hand falls below the target level. In addition, the Company's centralized buying system, coupled with continued advancement in its warehouse and distribution systems, has greatly enhanced the Company's ability to control its inventory.

SUPPLIERS

         During fiscal 1998, the Company's ten largest suppliers accounted for approximately 44% of the merchandise purchased by the Company. No single supplier accounted for more than 12% of the Company's purchases. The Company has no long-term contracts under which the Company is required to purchase merchandise. Management believes that the relationships the Company has established with its suppliers are generally good.

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

EMPLOYEES

At January 30, 1999, the Company employed 27,460 persons as follows:

                                                   Full-time                        Part-time                          Total
Description                                  Numbers         %                Numbers         %                Numbers         %
                                             -------        ----              -------        ----              -------        ----
Store Sales                                    8,717        44.1                5,677        73.7               14,394        52.4
Store Service                                  8,458        42.8                1,839        23.8               10,297        37.5
                                             -------       -----                -----       -----              -------       -----

STORE TOTAL                                   17,175        86.9                7,516        97.5               24,691        89.9

Warehouses                                     1,079         5.5                  160         2.1                1,239         4.5
Offices                                        1,500         7.6                   30          .4                1,530         5.6
                                             -------      ------              -------     -------              -------      ------

TOTAL EMPLOYEES                               19,754       100.0                7,706       100.0               27,460       100.0
                                              ======       =====                =====       =====               ======       =====

         Of the 1,239 full-time and part-time warehouse employees referred to above, 239 employees at the Company's New Jersey warehouse facilities are members of a union. The Company believes employee relations are generally good. At the end of fiscal 1997, the Company employed approximately 18,160 full-time and 6,043 part-time employees and at the end of fiscal 1996, the Company employed approximately 15,502 full-time and 4,987 part-time employees.

ITEM A  EXECUTIVE OFFICERS OF THE COMPANY
         The following table indicates the names, ages, years with the Company and positions (together with the year of election to such positions) of the executive officers of the Company:


-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Years with            Position with the Company and
Name                                                   Age                   Company             Date of Election to Position
-----                                                  ---                   -------             ----------------------------

Mitchell G. Leibovitz                                   53                        20             Chairman of the Board since 1994;
                                                                                                 Chief Executive Officer
                                                                                                 since 1990; President since 1986

Michael J. Holden                                       47                        19             Executive Vice President
                                                                                                 since 1996; Senior Vice
                                                                                                 President & Chief Financial
                                                                                                 Officer since 1987



Mark L. Page                                            42                        23             Senior Vice President - Store
                                                                                                 Operations since 1993


Frederick A. Stampone                                   43                        16             Senior Vice President since 1987;
                                                                                                 Chief Administrative Officer
                                                                                                 since 1993; Secretary since 1988




Robert E. Brann                                         47                        1/2            Senior Vice President -
                                                                                      .          Merchandising since March 1999;
                                                                                                 Vice President - Merchandising
                                                                                                 since August 1998



Messrs. Leibovitz, Holden, Page and Stampone have been executive officers of the Company for more than the past five years. Mr. Brann served as Executive Vice President - Merchandising for Trak Auto Corp. from 1989 until August
1998 when he joined Pep Boys as Vice President - Merchandising until March 1999 when he became Senior Vice President - Merchandising. Each of the officers serves at the pleasure of the Board of Directors of the Company.

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

         Of the 638 store locations operated by the Company at January 30, 1999, 346 are owned and 292 are leased. Of the 292 leased store locations, 178 are ground leases.

         The following table sets forth certain information regarding the owned and leased warehouse space utilized by the Company for its 638 store locations at January 30, 1999.

Warehouse                               Products             Square           Owned or            Stores                    States
Location                              Warehoused            Footage             Leased          Serviced                  Serviced
---------                             ----------            -------             ------         --------                   -------
Los Angeles, CA                       All except            212,000              Owned               133                AZ, CA, NV
                                           tires

Los Angeles, CA                            Tires             73,000             Leased               133                AZ, CA, NV

Los Angeles, CA                       All except            137,000             Leased               133                AZ, CA, NV
                                           tires



Bridgeport, NJ                        All except            193,000              Owned               141               CT, DE, MA,
                                           tires                                                                       MD, ME, NH,
                                                                                                                       NJ, NY, PA,
                                                                                                                        PR, RI, VA

Bridgeport, NJ                         Tires and            273,000             Leased               141               CT, DE, MA,
                                       chemicals                                                                       MD, ME, NH,
                                                                                                                       NJ, NY, PA,
                                                                                                                        PR, RI, VA

Atlanta, GA                                  All            392,000              Owned               127               AL, FL, GA,
                                                                                                                       NC, PR, SC,
                                                                                                                            TN, VA

Mesquite, TX                                 All            244,000              Owned                98               AR, CO, KS,
                                                                                                                        LA, MO, NM
                                                                                                                            OK, TX

Plainfield, IN                               All            403,000             Leased                94               IL, IN, KY,
                                                                                                                       MI, MN, NY,
                                                                                                                            OH, PA

Tracy, CA                                    All            246,250             Leased                45                CA, OR, UT,
                                                                                                                             NV, WA
                                                         ----------

Total                                                     2,173,250
                                                         ==========

         To meet its current expansion requirements the Company plans to open a 402,500 square foot leased warehouse facility in Chester, New York in mid or late 1999.

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

         The Company is also party to various other lawsuits and claims, including purported class actions, arising in the normal course of business. In the opinion of management, these lawsuits and claims, including the case above, are not singularly or in the aggregate, material to the Company's financial position or results of operations.



ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended January 30, 1999.

                                     PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The common stock of The Pep Boys - Manny, Moe & Jack is listed on the New York Stock Exchange under the symbol "PBY". There were 4,022 registered shareholders as of January 30, 1999. The following table sets forth for the periods listed, the high and low sale prices and the cash dividends paid on the Company's common stock.


---------------------------------------------------------------------------------------------------------------

MARKET PRICE PER SHARE

                                                       Market Price Per Share                    Cash Dividends
Fiscal year ended January 30, 1999                     High                Low                        Per Share
-----------------------------------                    ----                ---                        ---------
First Quarter                                          26 11/16          21 5/16                         $.0650
Second Quarter                                         23 3/4            16 13/16                         .0650
Third Quarter                                          17 7/8            12 3/8                           .0650
Fourth Quarter                                         17 1/16           12 1/2                           .0650


Fiscal year ended January 31, 1998
----------------------------------

First Quarter                                          35                29 3/8                          $.0600
Second Quarter                                         35 5/8            30                               .0600
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

SELECTED FINANCIAL DATA (UNAUDITED)
(dollar amounts in thousands, except per share amounts)

Year ended                                     Jan. 30, 1999     Jan. 31, 1998     Feb. 1, 1997      Feb. 3, 1996    Jan. 28, 1995
-----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF EARNINGS DATA
Merchandise sales                                $ 1,991,340       $ 1,720,670      $ 1,554,757       $ 1,355,008      $ 1,211,536
Service revenue                                      407,368           335,850          273,782           239,332          195,449
Total revenues                                     2,398,708         2,056,520        1,828,539         1,594,340        1,406,985
Gross profit from merchandise sales                  492,443(3)        474,239(4)       484,494           411,133          364,378
Gross profit from service revenue                     79,453            66,081           53,025            44,390           32,417
Total gross profit                                   571,896(3)        540,320(4)       537,519           455,523          396,795
Selling, general and
 administrative expenses(1)                          517,827(3)        429,523(4)       349,353           295,098          247,069
Operating profit(1)                                   54,069(3)        110,797(4)       188,166           160,425          149,726
Nonoperating income(1)                                 2,145             4,315            1,369             1,099            2,687
Interest expense                                      48,930            39,656           30,306            32,072           25,931
Earnings before income taxes
 and accounting change                                 7,284(3)         75,456(4)       159,229           129,452          126,482
Earnings before accounting change                      4,974(3)         49,611(4)       100,824            81,494           80,008
Accounting change                                          -                 -                -                 -           (4,300)
Net earnings                                           4,974(3)         49,611(4)       100,824            81,494           75,708

BALANCE SHEET DATA

Working capital                                  $   241,738       $   151,340      $    70,691       $    39,868      $   121,858
Current ratio                                      1.47 to 1         1.24 to 1        1.13 to 1         1.09 to 1        1.42 to 1
Merchandise inventories                          $   527,397       $   655,363      $   520,082       $   417,852      $   366,843
Property and equipment-net                         1,330,256         1,377,749        1,189,734         1,014,052          861,910
Total assets                                       2,096,112         2,161,360        1,818,365         1,500,008        1,291,019
Long-term debt (includes
 all convertible debt)                               691,714           646,641          455,665           367,043          380,787
Stockholders' equity                                 811,784           822,635          778,091           665,460          586,253

DATA PER COMMON SHARE

Basic earnings before accounting
 change(2)                                       $       .08(3)     $      .81(4)    $     1.67       $      1.37      $      1.35
Basic earnings(2)                                        .08(3)            .81(4)          1.67              1.37             1.28
Diluted earnings before accounting
 change(2)                                               .08(3)            .80(4)          1.62              1.34             1.32
Diluted earnings(2)                                      .08(3)            .80(4)          1.62              1.34             1.25
Cash dividends                                           .26               .24              .21               .19              .17
Stockholders' equity                                   12.71             12.92            12.33             10.72             9.53
Common share price range:
 high-low                                  26 11/16  - 12 3/8   35 5/8 - 21 9/16   38 1/4 - 27 7/8   34 3/4 - 21 7/8   36 7/8 - 26

OTHER STATISTICS

Return on average
  stockholders' equity                                  0.6%              6.2%            14.0%             13.0%            13.4%
Common shares outstanding                         63,847,640        63,657,728       63,119,491        62,084,021       61,501,679
Capital expenditures                             $   167,876       $   284,084      $   245,246       $   205,913      $   185,072
Number of retail outlets                                 638               711              604               506              435
Number of service bays                                 6,608             6,208            5,398             4,727            4,166
----------------------------------------------------------------------------------------------------------------------------------

(1) Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.

(2) All data per common share for the years ended February 1, 1997 and prior have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128 "Earnings per Share."

(3) Includes pretax charges of $29,451 ($20,109 net of tax or $.33 per share-basic and diluted), $27,733 of which reduced gross profit from merchandise sales with the remaining $1,718 included in selling, general and administrative expenses. These charges were associated with the closure and sale of 109 Pep Boys Express stores.

(4) Includes pretax charges of $28,012 ($18,418 net of tax or $.30 per share-basic and diluted), $16,330 of which reduced gross profit from merchandise sales with the remaining $11,682 included in selling, general and administrative expenses. These charges were associated with closing nine stores, reducing the store expansion program, converting all Parts USA stores to the Pep Boys Express format, certain equipment write-offs, and severance and other non-recurring expenses.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                        Percentage of Total Revenues                       Percentage Change
-----------------------------------------------------------------------------------------------------------------------------------

                                             Jan. 30, 1999    Jan. 31, 1998     Feb. 1, 1997       Fiscal 1998 vs.  Fiscal 1997 vs.
Year ended                                   (Fiscal 1998)    (Fiscal 1997)     (Fiscal 1996)          Fiscal 1997      Fiscal 1996
-----------------------------------------------------------------------------------------------------------------------------------
Merchandise Sales                                  83.0%            83.7%             85.0%                 15.7%            10.7%
Service Revenue(1)                                 17.0             16.3              15.0                  21.3             22.7
-----------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                    100.0            100.0             100.0                  16.6             12.5
-----------------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales(2)                      75.3(3)          72.4(3)           68.8(3)               20.3             16.5
Costs of Service Revenue(2)                        80.5(3)          80.3(3)           80.6(3)               21.6             22.2
-----------------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                            76.2             73.7              70.6                  20.5             17.4
-----------------------------------------------------------------------------------------------------------------------------------

Gross Profit from Merchandise Sales                24.7(3)          27.6(3)           31.2(3)                3.8             (2.1)
Gross Profit from Service Revenue                  19.5(3)          19.7(3)           19.4(3)               20.2             24.6
-----------------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                 23.8             26.3              29.4                   5.8               .5
-----------------------------------------------------------------------------------------------------------------------------------
Selling, General and
  Administrative Expenses                          21.6             20.9              19.2                  20.6             22.9
-----------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                    2.2              5.4              10.2                 (51.2)           (41.1)
Nonoperating Income                                  .1               .2                .1                 (50.3)           215.2
Interest Expense                                    2.0              1.9               1.6                  23.4             30.9
-----------------------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                         .3              3.7               8.7                 (90.3)           (52.6)
-----------------------------------------------------------------------------------------------------------------------------------
Income Taxes                                       31.7(4)          34.3(4)           36.7(4)              (91.1)           (55.7)
-----------------------------------------------------------------------------------------------------------------------------------
Net Earnings                                         .2              2.4               5.5                 (90.0)           (50.8)
-----------------------------------------------------------------------------------------------------------------------------------

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

FISCAL 1998 VS. FISCAL 1997

        Total revenues for fiscal 1998 increased 16.6% over fiscal 1997 due primarily to a 9.0% increase in comparable store sales (revenues generated by stores in operation during the same months of each period) as well as more stores in operation during fiscal 1998 versus fiscal 1997. Comparative store merchandise sales, which were positively impacted by the Company's commercial delivery program, increased 8.6% while comparable service revenue increased 11.5%.

        Sales for fiscal 1998 were negatively impacted by the sale and closure of 115 stores, 109 of which were closed on or about October 10, 1998.
On October 21, 1998, the Company consummated the sale of real estate assets relating to 100 of these stores. As a result of these events, the Company recorded pretax charges of $29,451,000 ($20,109,000 net of tax), $27,733,000 of
which was included in costs of merchandise sales. These costs include various building, leasehold improvement, fixture and equipment write-offs, as well as lease commitment charges and the costs associated with handling the related merchandise inventories. The remaining $1,718,000 of related costs, which consist primarily of store and general office payroll and travel expenses, have been included in selling, general and administrative expenses.

        The substantial decrease in gross profit from merchandise sales, as a percentage of merchandise sales, was due primarily to significantly lower merchandise margins as well as the pretax charges of $27,733,000 recorded in fiscal 1998 versus the pretax charges of $16,330,000 recorded in fiscal 1997 offset, in part, by decreases in warehousing and store occupancy costs. The fiscal 1997 pretax charges included the costs associated with closing nine stores, converting all Parts USA stores to the Pep Boys Express format, certain equipment write-offs and other non-recurring charges.

        The increase in selling, general and administrative expenses, as a percentage of total revenues, was due primarily to a substantial increase in store expenses and an increase in media costs offset, in part, by a decrease in general office costs and the pretax charges of $1,718,000 recorded in fiscal 1998 versus $11,682,000 recorded in fiscal 1997. The fiscal 1997 pretax charges included costs associated with reducing the store expansion program, certain equipment write-offs and other non-recurring charges.

        The significant decrease in net earnings in fiscal 1998, as compared with fiscal 1997, was due primarily to a substantial decrease in gross profit from merchandise sales, as a percentage of merchandise sales and an increase in selling, general and administrative expenses, as a percentage of total revenues. Comparably, the after tax charges of $20,109,000 recorded in fiscal 1998, as a percentage of total revenues, were primarily offset by the after tax charges of $18,418,000 recorded in fiscal 1997.


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

EFFECTS OF INFLATION

         The Company uses the LIFO method of inventory valuation. Thus, the cost of merchandise sold approximates current cost. Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on revenues or results of operations during fiscal 1998, fiscal 1997 or fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. The Company opened 39 stores in fiscal 1998, 110 stores in fiscal 1997 and 100 stores in fiscal 1996. During fiscal 1998, the Company consummated the sale of the real estate assets relating to 100 of its non-service/non-tire format Pep Boys Express stores for net proceeds of $97,473,000. A portion of the net proceeds were used to repay debt and the remaining amount was invested in short-term money market accounts and subsequently used to finance a portion of the Company's share repurchase on February 1, 1999. In fiscal 1998, with significantly decreased levels of capital expenditures, the cash generated from its sale of real estate assets, partially offset by increased net inventory levels, the Company increased its debt by $70,380,000 and increased its cash and cash equivalents by $103,737,000. In fiscal 1997, with increased levels of capital expenditures and net inventory, the Company increased its debt by $174,999,000. In fiscal 1996, with increased levels of capital expenditures, the Company increased its debt by $43,550,000.


         The following table indicates the Company's principal cash requirements for the past three years.
(dollar amounts                       Fiscal               Fiscal               Fiscal
in thousands)                           1998                 1997                 1996               Total
---------------------------------------------------------------------------------------------------------------
Cash Requirements:
    Capital expenditures            $167,876             $284,084             $245,246            $697,206
    Net inventory
      increase (decrease)(1)          40,696               63,764              (12,782)             91,678
---------------------------------------------------------------------------------------------------------------
    Total                           $208,572             $347,848             $232,464            $788,884
---------------------------------------------------------------------------------------------------------------
Net cash provided by
    operating activities
    (excluding the change
    in net inventory)               $160,713             $180,721             $169,811            $511,245
---------------------------------------------------------------------------------------------------------------

(1) Net inventory increase (decrease) is the change in inventory less the change in accounts payable.


        In fiscal 1998, merchandise inventories decreased, as the Company reduced its warehouse inventories, better tailored its store inventories and decreased its net store count by 73 stores. At the same time the approximate average number of stock-keeping units per store decreased to 25,000 from 28,000 in fiscal 1997 and 27,000 in fiscal 1996. In fiscal 1997 and fiscal 1996, merchandise inventories increased, as the Company added a net of 205 stores during those two years.

        The Company's working capital was $241,738,000 at January 30, 1999, $151,340,000 at January 31, 1998 and $70,691,000 at February 1, 1997. The
Company's long-term debt, as a percentage of its total capitalization, was 46% at January 30, 1999, 44% at January 31, 1998 and 37% at February 1, 1997.
As of April 1999, the Company has available lines of credit totaling
$280,000,000.

        The Company currently plans to open approximately 25 new stores in fiscal 1999. Management estimates that the cost to open all 25 stores, coupled with capital expenditures relating to existing stores, warehouses and offices during fiscal 1999, will be approximately $138,000,000. In fiscal 1999, the Company has additional cash requirements to finance a share repurchase totaling $180,427,000 and to repay its debt maturities totaling $72,464,000. The Company's cash and cash equivalents on hand and existing credit facilities as well as its new debt obtained in connection with the share repurchase are sufficient to finance the share repurchase and debt maturities due in 1999. The Company anticipates that its net cash provided by operating activities will exceed its remaining principal cash requirements (capital expenditures and net inventory) in fiscal 1999.

        On February 1, 1999, the Company repurchased 11,276,698 of its common shares outstanding. The Company financed the share repurchase with $110,427,000 in cash and with the $70,000,000 proceeds received in connection with the private placement of Senior Notes issued on February 1, 1999. The Senior Notes were issued in two series at par and pay interest semiannually on January 31 and July 31, commencing July 31, 1999. Series A Senior Notes, with an aggregate principal balance of $25,000,000, will mature in 2009 and bear interest at 7.80% per annum. Series B Senior Notes, with an aggregate principal balance of $45,000,000, will mature in 2011 and bear interest at 7.95% per annum. In addition, the interest rates on the Senior Notes are subject to a .50% increase for such time as the credit rating of the Company's long-term unsecured debt securities decreases below investment grade as rated by both Moody's and Standard & Poor's.

        In February 1998, the Company established a Medium-Term Note program which permitted the Company to issue up to $200,000,000 of Medium-Term Notes. Under this program the Company sold $100,000,000 principal amount of senior notes, ranging in annual interest rates from 6.7% to 6.9% and due March 2004 and March 2006. The net proceeds of $99,429,000 were used for working capital, the repayment of debt and for general corporate purposes. Additionally, in July 1998, under this note program, the Company sold $100,000,000 of Term Enhanced ReMarketable Securities with a stated maturity date of July 2017. The Company also sold a call option with the securities, which allows the securities to be remarketed to the public in July 2006 under certain circumstances. If the securities are not remarketed, the Company will be obligated to repay the principal amount in full in July 2017. The level yield to maturity on the securities is approximately 6.85% and the coupon rate is 6.92%. The net proceeds of $101,923,500 from the sale of the securities and the call option were used for working capital, the repayment of debt and for general corporate purposes.

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

        In September 1996, the Company received net proceeds of $146,250,000 from the sale of zero coupon subordinated Liquid Yield Option Notes due 2011 which have an aggregate principal amount at maturity of $271,704,000. The notes were issued at a discount representing a yield to maturity of 4%. Proceeds from the notes were used to repay the Company's short-term variable-rate bank debt, portions of the Company's long-term variable rate bank debt and for general corporate purposes.

NEW ACCOUNTING STANDARDS

        In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, although early adoption is encouraged. The Company is still in the process of analyzing the impact of the adoption of this statement on its consolidated financial position and results of operations.

        In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use." The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company adopted SOP 98-1 effective February 1, 1998. As a result of adoption of this statement, the Company capitalized costs amounting to $2,851,000 in fiscal 1998.

INFORMATION SYSTEMS AND THE YEAR 2000

        During 1997, the Company initiated a project to assess the impact of Year 2000 issues on a corporate-wide basis. A Year 2000 Project Director, reporting directly to the Chief Information Officer, was assigned to lead the project and, in conjunction with senior management of the Company, has formulated a project plan to address Year 2000 compliance issues. The Project Director monitors and coordinates the project plan through regular meetings with operational managers who execute the specifics of the project plan. The Project Director regularly updates senior management, including the Company's Chief Financial Officer. In addition, the Board of Directors is periodically updated by the Company's senior management.
        The project plan is comprehensive and focuses on both information technology (IT) systems and non-IT systems. Execution of the project plan has been divided into five key phases: inventory, assessment, remediation, testing, and implementation. The Company is utilizing both internal and external resources to complete its Year 2000 project plan initiatives.
        IT systems include the Company's application software, both proprietary and third party, as well as the hardware infrastructure. Specifically, this includes all software and related hardware for the Company's systems, namely: mainframe, store, personal computer, local area network, and data communication. The inventory and assessment phases for the IT systems are substantially complete. Although the IT systems are currently in various stages of remediation, testing and implementation, the Company estimates that approximately 60% of its IT systems are currently Year 2000 compliant. The Company currently expects to substantially complete these processes with respect to its IT systems by mid-1999.
        The non-IT systems include equipment and systems that contain embedded computer chips, such as energy management, HVAC, telephone and the Company's service center equipment, which specifically includes its engine diagnostic, wheel alignment and emission testing equipment. The inventory and assessment phases for the non-IT systems are substantially complete. The Company currently expects to have substantially all of its non-IT systems Year 2000 compliant by October 1999.
        The Company's critical third party vendor relationships (other than those relating to IT and non-IT systems), such as relationships with critical merchandise, transportation, utility, financial institutions and other general service providers, are currently being reviewed for Year 2000 compliance. The Company will use the information obtained in its review of third party vendor relationships in its contingency plan development.
        The Company is in the process of developing contingency plans. These plans will identify what actions would need to be taken if a critical system or third party service provider were not Year 2000 compliant. The Company expects such plans to be completed by October 1999.
        Although the Company is making significant progress to ensure that its systems and facilities are Year 2000 compliant, the ability of third party service providers, merchandise vendors and certain other third parties, including communications and utility companies, to be Year 2000 compliant is beyond the Company's control. Therefore, the Company can offer no assurances that the systems of other entities on which the Company's systems may rely will be modified to be Year 2000 compliant or, if so modified, will be compatible with the Company's systems. The failure of these entities to achieve Year 2000 compliance on a timely basis could have a material adverse effect on the Company. At this time, the Company does not expect any Year 2000 issues to materially affect its operations, merchandise sales, service revenues, competitive position or financial performance.
        The Company estimates that total costs associated with the Year 2000 effort will range from approximately $9,000,000 to $13,000,000, of which approximately $4,300,000 has been incurred through January 30, 1999. The Company's Year 2000 costs have been and are expected to be funded out of cash flows from operating activities.
        The foregoing statements as to costs and dates relating to the Year 2000 effort are forward-looking and as a result involve risks and uncertainties. They are based on the Company's best estimates which may be updated as additional information becomes available. The Company's forward-looking statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the failure of vendors to deliver merchandise or perform services required by the Company and the collateral effects of Year 2000 issues on the Company's business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors that could cause actual costs or timetables to differ materially from the expected results.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit agreements, changes in the federal funds rate, the lenders' prime rate or LIBOR could affect the rates at which the Company could borrow funds thereunder. At January 30, 1999, the Company had no outstanding borrowings against these credit facilities. The table below summarizes the fair value and contract terms of fixed rate debt instruments held by the Company at January 30, 1999:


(dollar amounts                                Average
 in thousands)                  Amount         Interest Rate
----------------------------------------------------------------
Fair value at
     January 30, 1999           $573,062

Expected maturities:

1999                              72,464                4.0%
2000                                 183                7.5
2001                                 197                7.5
2002                                 111                7.6
2003                              75,014                6.6
-----------------------------------------------------------------



FORWARD-LOOKING STATEMENTS

        Certain statements made herein are forward-looking which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements due to factors beyond the control of the Company, including the strength of the national and regional economies and consumers' ability to spend, the health of the various sectors of the market that the Company serves, the weather in geographical regions with a high concentration of the Company's stores, competitive pricing, location and number of competitors' stores, product costs, and the ability to grow and improve the commercial delivery program. Further factors that might cause such a difference include, but are not limited to, the factors described in the Company's filings with the Securities and Exchange Commission.

ITEM 8  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT
Board of Directors and Stockholders
The Pep Boys - Manny, Moe & Jack


We have audited the accompanying consolidated balance sheets of The Pep Boys - Manny, Moe & Jack and subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended January 30, 1999. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pep Boys - Manny, Moe & Jack and subsidiaries at January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 18, 1999


CONSOLIDATED BALANCE SHEETS                                                   The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

                                                                                        January 30,                  January 31,
                                                                                              1999                          1998
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                           $   114,548                    $    10,811
  Accounts receivable, less allowance for
    uncollectible accounts of $996 and $265                                                17,393                         13,070
  Merchandise inventories                                                                 527,397                        655,363
  Prepaid expenses                                                                         36,634                         27,449
  Deferred income taxes                                                                    17,073                         23,215
  Other                                                                                    41,099                         40,308
----------------------------------------------------------------------------------------------------------------------------------
           Total Current Assets                                                           754,144                        770,216
----------------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
  Land                                                                                    281,804                        296,721
  Building and improvements                                                               907,309                        920,522
  Furniture, fixtures and equipment                                                       596,840                        542,256
  Construction in progress                                                                 30,951                         21,432
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        1,816,904                      1,780,931
  Less accumulated depreciation and amortization                                          486,648                        403,182
----------------------------------------------------------------------------------------------------------------------------------
           Total Property and Equipment                                                 1,330,256                      1,377,749
----------------------------------------------------------------------------------------------------------------------------------
Other                                                                                      11,712                         13,395
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      $ 2,096,112                    $ 2,161,360
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                    $   240,391                    $   409,053
  Accrued expenses                                                                        199,551                        162,666
  Short-term borrowings                                                                         -                         47,000
  Current maturities of convertible debt                                                   72,294                              -
  Current maturities of long-term debt                                                        170                            157
----------------------------------------------------------------------------------------------------------------------------------
           Total Current Liabilities                                                      512,406                        618,876
----------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt, less current maturities                                                   526,851                        402,021
Convertible Debt, less current maturities                                                 164,863                        244,620
Deferred Income Taxes                                                                      80,208                         73,208
Commitments and Contingencies
Stockholders' Equity:
  Common stock, par value $1 per share:  Authorized 500,000,000 shares;
      Issued and outstanding 63,847,640 and 63,657,728                                     63,848                         63,658
  Additional paid-in capital                                                              175,940                        173,107
  Retained earnings                                                                       636,475                        647,505
  Accumulated Other Comprehensive Income                                                   (4,210)                        (1,366)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                          872,053                        882,904
  Less cost of shares in benefits trust - 2,232,500 shares, at cost                        60,269                         60,269
----------------------------------------------------------------------------------------------------------------------------------
           Total Stockholders' Equity                                                     811,784                        822,635
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      $ 2,096,112                    $ 2,161,360
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS                                         The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

                                                                        January 30,            January 31,             February 1,
Year ended                                                                    1999                   1998                    1997
----------------------------------------------------------------------------------------------------------------------------------
Merchandise Sales                                                       $1,991,340             $1,720,670            $  1,554,757
Service Revenue                                                            407,368                335,850                 273,782
----------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                                           2,398,708              2,056,520               1,828,539
----------------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                                               1,498,897              1,246,431               1,070,263
Costs of Service Revenue                                                   327,915                269,769                 220,757
----------------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                                  1,826,812              1,516,200               1,291,020
----------------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                                        492,443                474,239                 484,494
Gross Profit from Service Revenue                                           79,453                 66,081                  53,025
----------------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                                         571,896                540,320                 537,519
----------------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative
  Expenses                                                                 517,827                429,523                 349,353
----------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                                            54,069                110,797                 188,166

Nonoperating Income                                                          2,145                  4,315                   1,369

Interest Expense                                                            48,930                 39,656                  30,306
----------------------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                                 7,284                 75,456                 159,229

Income Taxes                                                                 2,310                 25,845                  58,405
----------------------------------------------------------------------------------------------------------------------------------
Net Earnings                                                           $     4,974            $    49,611            $    100,824
----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share                                               $       .08            $       .81            $       1.67

Diluted Earnings per Share                                             $       .08            $       .80            $       1.62
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)
                                                                                           Accumulated
                                                                 Additional                Other                            Total
                                               Common Stock         Paid-in    Retained    Comprehensive   Benefits  Stockholders'
                                             Shares     Amount      Capital    Earnings    Income          Trust           Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, February 3, 1996                62,084,021    $62,084     $139,202    $524,443    $              $(60,269)      $665,460

Comprehensive Income
  Net earnings                                                                  100,824
  Total Comprehensive Income                                                                                              100,824

Cash dividends ($.21 per share)                                                 (12,686)                                  (12,686)
Exercise of stock options
  and related tax benefits                1,002,333      1,002       22,977                                                23,979
Dividend reinvestment plan                   33,137         33        1,025                                                 1,058
Acquisitions and transfers of 150,500
  shares to employees' savings plan                                    (544)                                                 (544)
----------------------------------------------------------------------------------------------------------------------------------
Balance, February 1, 1997                63,119,491     63,119      162,660     612,581                    (60,269)       778,091

Comprehensive Income
  Net earnings                                                                   49,611
  Minimum pension liability adjustment,
    net of tax                                                                             (1,366)
  Total Comprehensive Income                                                                                               48,245

Cash dividends ($.24 per share)                                                 (14,687)                                  (14,687)
Exercise of stock options
  and related tax benefits                  491,039        492        9,582                                                10,074
Dividend reinvestment plan                   47,198         47        1,221                                                 1,268
Acquisitions and transfers of 190,000
  shares to employees' savings plan                                    (356)                                                 (356)
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1998                63,657,728     63,658      173,107     647,505    (1,366)         (60,269)       822,635

Comprehensive Income
  Net earnings                                                                    4,974
  Minimum pension liability adjustment,
    net of tax                                                                             (2,844)
  Total Comprehensive Income                                                                                                2,130

Cash dividends ($.26 per share)                                                 (16,004)                                  (16,004)
Exercise of stock options
  and related tax benefits                  107,825        108        1,369                                                 1,477
Dividend reinvestment plan                   82,087         82        1,369                                                 1,451
Acquisitions and transfers of 75,000
  shares to employees' savings plan                                      95                                                    95
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 30, 1999                63,847,640    $63,848     $175,940    $636,475   $(4,210)        $(60,269)      $811,784


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                            The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

                                                                        January 30,             January 31,           February 1,
Year ended                                                                     1999                    1998                  1997
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net earnings                                                       $    4,974              $   49,611              $ 100,824
     Adjustments to Reconcile Net Earnings to Net Cash
       Provided by Operating Activities:
        Depreciation and amortization                                       96,856                  82,862                 65,757
        Accretion of bond discount                                           6,493                   6,133                  2,238
        Increase in deferred income taxes                                   13,142                  16,593                  8,838
        Loss (gain) from sales of assets                                    19,968                  12,278                    (34)
     Changes in operating assets and liabilities:
        Increase in accounts receivable, prepaid expenses
           and other                                                       (14,857)                (16,875)               (44,950)
        Decrease (Increase) in merchandise inventories                     127,966                (135,281)              (102,230)
        (Decrease) Increase in accounts payable                           (168,662)                 71,517                115,012
        Increase in accrued expenses                                        34,137                  30,119                 37,138
-----------------------------------------------------------------------------------------------------------------------------------
           Total Adjustments                                               115,043                  67,346                 81,769
-----------------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by Operating Activities                       120,017                 116,957                182,593
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
        Capital expenditures                                              (167,876)               (284,084)              (245,246)
        Proceeds from sales of assets                                       98,545                     929                  3,841
-----------------------------------------------------------------------------------------------------------------------------------
           Net Cash Used in Investing Activities                           (69,331)               (283,155)              (241,405)
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
        Net (payments) borrowings under line of credit
          agreements                                                      (122,000)                 19,000                 (1,500)
        Borrowings from life insurance policies                                  -                  12,406                      -
        Reduction of long-term debt                                        (14,114)                   (134)              (107,187)
        Dividends paid                                                     (16,004)                (14,687)               (12,686)
        Net proceeds from issuance of notes                                202,241                 149,225                146,250
        Proceeds from exercise of stock options                              1,477                   7,342                 23,979
        Proceeds from dividend reinvestment plan                             1,451                   1,268                  1,058
-----------------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by Financing Activities                        53,051                 174,420                 49,914
-----------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                            103,737                   8,222                 (8,898)
Cash and Cash Equivalents at Beginning of Year                              10,811                   2,589                 11,487
-----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                $  114,548              $   10,811               $  2,589
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
     Income taxes paid                                                  $        -              $   29,009               $ 56,336
     Interest paid, net of amounts capitalized                              39,966                  32,489                 31,843
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended January 30, 1999, January 31, 1998 and February 1, 1997 (dollar amounts in thousands, except per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS The Pep Boys - Manny, Moe & Jack and subsidiaries (the "Company") is engaged principally in the retail sale of automotive parts and accessories, automotive maintenance and service and the installation of parts through a chain of 638 stores at January 30, 1999. The Company currently operates stores in 37 states and Puerto Rico.

FISCAL YEAR END The Company's fiscal year ends on the Saturday nearest to January 31. Fiscal years 1998, 1997 and 1996 were comprised of 52 weeks.

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

MERCHANDISE INVENTORIES Merchandise inventories are valued at the lower of cost (last-in, first-out method) or market. If the first-in, first-out method of valuing inventories had been used, inventories would have been approximately
$0 and $870 higher at January 30, 1999 and January 31, 1998, respectively.

CASH AND CASH EQUIVALENTS Cash equivalents include all short-term, highly liquid investments that are readily convertible to known amounts of cash and so near maturity that they present an insignificant risk to changes in value because of changes in interest rates.

PROPERTY AND EQUIPMENT Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives: building and improvements, 5 to 40 years; furniture, fixtures and equipment, 3 to 10 years.

CAPITALIZED INTEREST Interest on borrowed funds is capitalized in connection with the construction of certain long-term assets. Capitalized interest amounted to $1,020, $1,861 and $1,575 in fiscal years 1998, 1997 and 1996, respectively.

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

PENSION EXPENSE The Company reports all information on its pension and savings plan benefits in accordance with Statement of Financial Accounting Standards
(SFAS) No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." All periods reported have been stated in accordance with SFAS No. 132.

INCOME TAXES The Company uses the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes are determined based upon enacted tax laws and rates applied to the differences between the financial statement and tax bases of assets and liabilities.

ADVERTISING The Company expenses the production costs of advertising the first time the advertising takes place. The Company nets cooperative advertising reimbursements against costs incurred. Net advertising expense for fiscal years 1998, 1997 and 1996 was $6,378, $0 and $324, respectively. No advertising costs were recorded as an asset as of January 30, 1999.

STORE OPENING COSTS The costs of opening new stores are expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS The Company accounts for impaired long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard prescribes the method for asset impairment evaluation for long-lived assets and certain identifiable intangibles that are either held and used or to be disposed of. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

EARNINGS PER SHARE Earnings per share for all periods have been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the year plus the assumed conversion of dilutive convertible debt and incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options.

ACCOUNTING FOR STOCK-BASED COMPENSATION The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company is accounting for employee stock-based compensation plans in accordance with Accounting Principles Board (APB) opinion No. 25, "Accounting for Stock Issued to Employees," and has provided disclosures required by SFAS No. 123.

COMPREHENSIVE INCOME Comprehensive income is reported in accordance with SFAS No. 130, "Reporting Comprehensive Income." Other comprehensive income includes minimum pension liability adjustments.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, although early adoption is encouraged. The Company is still in the process of analyzing the impact of the adoption of this statement on its consolidated financial position and results of operations.

ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED FOR OR OBTAINED FOR INTERNAL USE In March 1998, the AICPA issued Statement of Position
("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use." The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company adopted SOP 98-1 effective February 1, 1998. As a result of adoption of this statement, the Company capitalized costs amounting to $2,851 in fiscal 1998.

SEGMENT INFORMATION The Company reports segment information in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company operates in one industry, the automotive aftermarket. In accordance with SFAS No. 131, the Company aggregates all of its stores and reports one operating segment. Sales by major product categories are as follows:

Year ended                      Jan. 30, 1999     Jan. 31, 1998            Feb. 1, 1997
----------------------------------------------------------------------------------------
Parts and Accessories           $1,649,599           $1,448,355              $1,338,875
Tires                              341,741              272,315                 215,882
----------------------------------------------------------------------------------------
Total Merchandise Sales          1,991,340            1,720,670               1,554,757

Service                            407,368              335,850                 273,782
----------------------------------------------------------------------------------------
Total Revenues                  $2,398,708           $2,056,520              $1,828,539
========================================================================================

Parts and accessories includes batteries, new and rebuilt parts, chemicals, mobile electronics, tools, and various car, truck, van and sport utility vehicle accessories as well as other automotive related items. Service consists of the labor charge for installing merchandise or maintaining or repairing vehicles.

RECLASSIFICATIONS Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.

NOTE 2 - DEBT

SHORT-TERM BORROWINGS The Company had short-term borrowings of $0 at January 30, 1999 and $47,000 at January 31, 1998. The Company had short-term lines of credit with several banks totaling $120,000 at January 30, 1999 and $159,000 at January 31, 1998. The interest rates on these lines were negotiated based upon market conditions. The weighted average interest rate on borrowings from these lines was 5.9% at January 31, 1998. The average and maximum month end balances on these borrowings were $43,171 and $137,050, respectively, during fiscal 1998 and $111,014 and $143,150, respectively, during fiscal 1997.

LONG-TERM DEBT
------------------------------------------------------------------------------------------------------------

                                                         January 30, 1999                 January 31, 1998
------------------------------------------------------------------------------------------------------------
Medium-term notes, 6.4% to 6.7%, due
   November 2004 through September 2007                          $150,000                         $150,000

Medium-term notes, 6.7% to 6.9%, due                              100,000                             -
   March 2004 through March 2006

7% notes due June 2005                                            100,000                          100,000

6.92% Term Enhanced ReMarketable Securities,                      100,000                             -
   Due July 2017

Revolving credit agreement                                            -                             75,000

6 5/8% notes due May 2003                                          75,000                           75,000

Mortgage notes payable, 5.8% to 8%                                  2,021                            2,178
------------------------------------------------------------------------------------------------------------
                                                                  527,021                          402,178
   Less current maturities                                            170                              157
------------------------------------------------------------------------------------------------------------

Total long-term debt                                             $526,851                         $402,021
------------------------------------------------------------------------------------------------------------

        The Company has a revolving credit agreement with seven major banks providing for borrowings of up to $200,000. Funds may be drawn and repaid anytime prior to March 30, 2002. Sixty days prior to each anniversary date, the Company may request, and upon agreement of each bank, extend the maturity of this facility an additional year. If one of the banks fails to agree to this extension, the Company has the right to replace that bank. At the Company's option, the interest rate on any loan may be based on (i) the higher of the federal funds rate plus 1/4% or the prime rate, (ii) LIBOR plus up to 1.1% or
(iii) a negotiated rate based upon market conditions. The weighted average interest rate on borrowings under the revolving credit agreement was 5.9% at January 31, 1998.
        The weighted average interest rate on the mortgage notes payable was 6.4% at January 30, 1999 and 6.9% at January 31, 1998. These notes, which mature at various times through August 2016, are collateralized by land and buildings with an aggregate carrying value of approximately $7,537 at January 30, 1999.
        In February 1998, the Company established a Medium-Term Note program which permitted the Company to issue up to $200,000 of Medium-Term Notes. Under this program the Company sold $100,000 principal amount of senior notes, ranging in annual interest rates from 6.7% to 6.9% and due March 2004 and March 2006. The net proceeds of $99,429 were used for working capital, the repayment of debt and for general corporate purposes. Additionally, in July 1998, under this note program, the Company sold $100,000 of Term Enhanced ReMarketable Securities with a stated maturity date of July 2017. The Company also sold a call option with the securities, which allows the securities to be remarketed to the public in July 2006 under certain circumstances. If the securities are not remarketed, the Company will be obligated to repay the principal amount in full in July 2017. The level yield to maturity on the securities is approximately 6.85% and the coupon rate is 6.92%. The net proceeds of $101,924 from the sale of the securities and the call option were used for working capital, the repayment of debt and for general corporate purposes.



CONVERTIBLE DEBT
------------------------------------------------------------------------------------------------------------

                                                         January 30, 1999                 January 31, 1998
------------------------------------------------------------------------------------------------------------
Convertible Subordinated Notes                                    $72,294                          $86,250

Zero Coupon Convertible Subordinated Notes                        164,863                          158,370
------------------------------------------------------------------------------------------------------------
                                                                  237,157                          244,620
   Less current maturities                                         72,294                                -
------------------------------------------------------------------------------------------------------------

Total convertible debt                                           $164,863                         $244,620
------------------------------------------------------------------------------------------------------------


        On August 24, 1994 the Company sold $86,250 of 4% convertible subordinated notes. These notes are convertible by the holders into the common stock of the Company at any time on or before September 1, 1999 (the maturity date) at a conversion price of $41 per share subject to adjustment in certain events. The notes are redeemable, in whole or in part, at the option of the Company at any time on or after September 15, 1997, at a redemption price of 101% of the principal amount and at par on or after September 1, 1998. The notes are subordinated to all existing and future senior indebtedness of the Company. During the fourth quarter of fiscal 1998, the Company redeemed $13,956 of the convertible subordinated notes.
        On September 20, 1996, the Company issued $271,704 principal amount
(at maturity) of Liquid Yield Option Notes (LYONs) with a price to the public of $150,000. The net proceeds to the Company were $146,250. The issue price of each such LYON was $552.07 and there will be no periodic payments of interest. The LYONs will mature on September 20, 2011, at $1,000 per LYON, representing a yield to maturity of 4.0% per annum (computed on a semiannual bond equivalent basis).
        Each LYON is convertible at the option of the holder at any time on or prior to maturity, unless previously redeemed or otherwise purchased, into common stock of the Company at a conversion rate of 12.929 shares per LYON. The LYONs are redeemable at the option of the holder on September 20, 2001 and September 20, 2006 at the issue price plus accrued original issue discount. The Company, at its option, may elect to pay the purchase price on any such purchase date in cash or common stock, or any combination thereof. No LYONs were converted in 1998 and 1997. In addition, on or prior to September 20, 2001, the Company will purchase for cash any LYON, at the option of the holder, in the event of change in control of the Company. The LYONs are subordinated to all existing and future senior indebtedness of the Company.

        Several of the Company's debt agreements require the maintenance of certain financial ratios and covenants. Approximately $33,403 of the Company's net worth was not restricted by these covenants at fiscal year end. The Company is in compliance with all debt covenants at January 30, 1999.

         The annual maturities of all long-term debt and convertible debt for the next five years are $72,464 in 1999, $183 in 2000, $197 in 2001, $111 in
2002 and $75,014 in 2003. Any compensating balance requirements related to all revolving credit agreements and debt were satisfied by balances available from normal business operations.

         The Company was contingently liable for outstanding letters of credit in the amount of approximately $15,832 at January 30, 1999.

NOTE 3 - LEASE COMMITMENTS

         The Company leases certain property and equipment under operating leases which contain renewal and escalation clauses. Aggregate minimum rental commitments for leases having noncancelable lease terms of more than one year are approximately: 1999 - $44,607; 2000 - $44,564; 2001 - $44,021; 2002 -
$43,949; 2003 - $36,812; thereafter - $422,127. Rental expenses incurred for operating leases in 1998, 1997 and 1996 were $57,157, $49,105 and $33,616, respectively.

NOTE 4 - STOCKHOLDERS' EQUITY

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

BENEFITS TRUST On April 29, 1994, the Company established a flexible employee benefits trust with the intention of purchasing up to $75,000 worth of the Company's common shares. The repurchased shares will be held in the trust and will be used to fund the Company's existing benefit plan obligations including healthcare programs, savings and retirement plans and other benefit obligations. The trust will allocate or sell the repurchased shares over the next 15 years to fund these benefit programs. As shares are released from the trust, the Company will charge or credit additional paid-in capital for the difference between the fair value of shares released and the original cost of the shares to the trust. For financial reporting purposes, the trust is consolidated with the accounts of the Company. All dividend and interest transactions between the trust and the Company are eliminated. As of January 30, 1999, the Company has repurchased 2,232,500 shares of its common stock at a cost of $60,269 which is shown as "Cost of shares in benefits trust" on the Company's consolidated balance sheets.

NOTE 5 - SIGNIFICANT CHARGES

         During fiscal 1998, the Company recorded pretax charges of $29,451 ($20,109 net of tax), $27,733 of which was recorded as Costs of Merchandise Sales on the Company's Consolidated Statements of Earnings and includes the costs associated with closure and sale of 109 Pep Boys Express stores.
The remaining $1,718 of these expenses have been included in Selling, General and Administrative Expenses on the Company's Consolidated Statements of Earnings.

         During the fourth quarter of fiscal 1997, the Company recorded pretax charges of $28,012 ($18,418 net of tax), $16,330 of which was recorded as Costs of Merchandise Sales on the Company's Consolidated Statements of Earnings and includes the costs associated with closing nine stores, converting all Parts USA stores to the Pep Boys Express format, certain equipment write-offs and other non-recurring expenses. The remaining $11,682 of these expenses, which include costs associated with reducing the store expansion program, certain equipment write-offs and other non-recurring expenses, have been included in Selling, General and Administrative Expenses on the Company's Consolidated Statements of Earnings.

NOTE 6 - PENSION AND SAVINGS PLANS

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

         The actuarial computations are made using the "projected unit credit method." Variances between actual experience and assumptions for costs and returns on assets are amortized over the remaining service lives of employees under the plan.

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

         Pension (income) expense includes the following:

                                                                           Jan. 30,                 Jan. 31,               Feb. 1,
Year ended                                                                   1999                    1998                   1997
-----------------------------------------------------------------------------------------------------------------------------------

Service cost                                                             $       -                  $    -                  $1,213
Interest cost                                                                1,711                   1,667                   1,561
Expected return on plan assets                                              (1,703)                 (1,729)                 (1,726)
Amortization of transition asset                                              (214)                   (214)                   (214)
Prior service cost                                                               -                       -                      19
-----------------------------------------------------------------------------------------------------------------------------------

Total pension (income) expense                                            $   (206)                 $ (276)                $   853
-----------------------------------------------------------------------------------------------------------------------------------

     Pension plan assets are stated at fair market value and are composed primarily of money market funds, fixed income investments with maturities of less than five years and the Company's common stock.

     The following table sets forth the reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company's defined benefit plan.

                                                                          Jan. 30,                 Jan 31,
                                                                            1999                     1998
--------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation

  Benefit obligation at beginning of year                                  $24,567                $22,076
    Interest cost                                                            1,711                  1,667
    Actuarial loss                                                           3,129                  1,759
    Benefits paid                                                             (792)                  (935)
---------------------------------------------------------------------------------------------------------------
  Benefit obligation at end of year                                        $28,615                $24,567
---------------------------------------------------------------------------------------------------------------

Change in Plan Assets

  Fair value of plan assets at beginning of year                           $20,324                $20,815
    Actual return on plan assets (net of expenses)                             654                    444
    Employer contributions                                                      50                      -
    Benefits paid                                                             (792)                  (935)
---------------------------------------------------------------------------------------------------------------
  Fair value of plan assets at end of year                                 $20,236                $20,324
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Reconciliation of the Funded Status

  Funded status                                                            $(8,378)               $(4,243)
  Unrecognized transition asset                                               (643)                  (857)
  Unrecognized actuarial loss                                                7,221                  3,043
  Amount contributed after measurement date                                  2,000                      -
---------------------------------------------------------------------------------------------------------------
    Net amount recognized at year-end                                      $   200                $(2,057)
---------------------------------------------------------------------------------------------------------------

Amounts recognized on consolidated
  balance sheets consist of:

  Accrued benefit liability                                                $(6,378)               $(4,243)
  Accumulated other comprehensive income                                     6,578                  2,186
---------------------------------------------------------------------------------------------------------------
    Net amount recognized at year-end                                      $   200                $(2,057)
---------------------------------------------------------------------------------------------------------------

Weighted-Average Assumptions
  Discount rate:                                                              6.50%                  7.25%
  Expected return on plan assets:                                             8.50%                  8.50%
---------------------------------------------------------------------------------------------------------------


The Company recorded other comprehensive income attributable to the change in the minimum pension liability of $4,392 ($2,844 net of tax) and $ 2,186 ($1,366 net of tax) in fiscal years 1998 and 1997, respectively.


The Company has 401(k) savings plans which covers all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation. The Company's savings plan contribution expense was $5,274 in 1998, $4,543 in 1997 and $3,685 in 1996.

NOTE 7 - INCOME TAXES

         The provision for income taxes includes the following:


                                                                           Jan. 30,                 Jan. 31,               Feb. 1,
Year ended                                                                    1999                     1998                  1997
----------------------------------------------------------------------------------------------------------------------------------
Current:
   Federal                                                                $(10,295)                $  8,651               $45,831
   State                                                                      (537)                     601                 3,761
Deferred:
   Federal                                                                  12,266                   15,487                 8,225
   State                                                                       876                    1,106                   588
----------------------------------------------------------------------------------------------------------------------------------
                                                                          $  2,310                  $25,845               $58,405
----------------------------------------------------------------------------------------------------------------------------------

          A reconciliation of the statutory federal income tax rate to the effective rate of the provision for income taxes follows:


                                                                            Jan. 30,                 Jan. 31,              Feb. 1,
Year ended                                                                     1999                     1998                 1997
-----------------------------------------------------------------------------------------------------------------------------------
Statutory tax rate                                                             35.0%                    35.0%                35.0%
State income taxes,
   net of federal
   tax benefits                                                                 3.0                      1.5                  1.8
Job credits                                                                    (5.8)                     (.3)                   -
Other, net                                                                     (0.5)                    (1.9)                 (.1)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               31.7%                    34.3%                36.7%
-----------------------------------------------------------------------------------------------------------------------------------
          Deferred income taxes relate to the following temporary differences:

                                                                           Jan. 30,                 Jan. 31,                Feb. 1,
Year ended                                                                    1999                     1998                   1997
-----------------------------------------------------------------------------------------------------------------------------------
Depreciation                                                              $ 11,508                 $ 22,173                $ 9,330
Inventories                                                                  1,767                      575                 (1,593)
Vacation accrual                                                              (387)                    (725)                  (593)
Pension accrual                                                              3,386                   (2,118)                   263
Store closing reserves                                                       1,340                   (3,866)                     -
Insurance                                                                    1,939                     (288)                 1,096
Loss on real estate disposal                                                (4,727)                       -                      -
Other, net                                                                  (1,684)                     842                    310
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           $13,142                  $16,593                $ 8,813
-----------------------------------------------------------------------------------------------------------------------------------

          The following are components of the net deferred tax accounts as of January 30, 1999:

                                                                           Federal                   State                   Total
------------------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Current                                                                 $33,709                  $2,408                 $36,117
   Long-term                                                                24,408                   1,743                  26,151

Deferred tax liabilities:
   Current                                                                  17,774                   1,270                  19,044
   Long-term                                                                99,269                   7,090                 106,359
------------------------------------------------------------------------------------------------------------------------------------
          The following are components of the net deferred tax accounts as of
January 31, 1998:


                                                                           Federal                   State                   Total
------------------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Current                                                                 $33,817                  $2,415                 $36,232
   Long-term                                                                18,981                   1,356                  20,337

Deferred tax liabilities:
   Current                                                                  12,149                     868                  13,017
   Long-term                                                                87,308                   6,237                  93,545
------------------------------------------------------------------------------------------------------------------------------------
          Items that gave rise to significant portions of the deferred tax accounts are as follows:

                                                                           Jan. 30,                 Jan. 31,
                                                                              1999                     1998
------------------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Inventories                                                            $  7,734                  $ 9,500
   Vacation accrual                                                          4,711                    4,325
   Minimum pension liability adjustment                                        820                      820
   Store closing reserves                                                    2,526                    3,866
   Other, net                                                                1,282                    4,704
------------------------------------------------------------------------------------------------------------------------------------
                                                                           $17,073                  $23,215
------------------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Depreciation                                                            $82,188                  $70,681
   Other, net                                                               (1,980)                   2,527
------------------------------------------------------------------------------------------------------------------------------------
                                                                           $80,208                  $73,208
------------------------------------------------------------------------------------------------------------------------------------

NOTE 8 - NET EARNINGS PER SHARE

         For fiscal years 1998, 1997 and 1996, basic earnings per share are based on net earnings divided by the weighted average number of shares outstanding during the period. Diluted earnings per share assumes conversion of convertible subordinated notes, zero coupon convertible subordinated notes and the dilutive effects of stock options. Adjustments for convertible securities were antidilutive in 1998 and 1997, and therefore excluded from the computation of diluted EPS, however, these securities could potentially be dilutive in the future. Options to purchase 3,572,946 and 2,281,572 shares of common stock were outstanding at January 30, 1999 and January 31, 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

-------------------------------------------------------------------------------
(in thousands, except per share amounts)

                                         Fiscal 1998                         Fiscal 1997
                            ----------------------------------  ------------------------------------------
                             Earnings     Shares      Per share   Earnings          Shares      Per share
                            (Numerator) (Denominator)   Amount   (Numerator)     (Denominator)    Amount
                            ----------- ------------   ------   -----------      -------------    ------
Basic EPS
Earnings available to
  common stockholders          $4,974       61,543       $.08      $49,611           61,133        $.81
                                                         =====                                     =====
Effect of Dilutive Securities
Adjustment for interest on 4%
  convertible subordinated
  notes, net of tax                 -            -                       -                -
Adjustment for interest on 4%
  zero coupon subordinated
  notes, net of tax                 -            -                       -                -
Common shares assumed
  issued upon exercise of
  dilutive stock options            -          197                       -              524
Diluted EPS                   -------       ------                 -------           ------
Earnings available to common
  stockholders assuming
  conversion                   $4,974       61,740       $.08      $49,611           61,657        $.80
                              =======       ======       =====     ========          ======        =====

                               [RESTUBBED TABLE]

(in thousands, except per share amounts)

                                            Fiscal 1996
                                 ----------------------------------
                                 Earnings     Shares      Per share
                                (Numerator) (Denominator)   Amount
                                ----------- -------------   -------
Basic EPS
Earnings available to
  common stockholders            $100,824      60,305       $1.67
                                                            =====
Effect of Dilutive Securities
Adjustment for interest on 4%
  convertible subordinated
  notes, net of tax                 2,168       2,104
Adjustment for interest on 4%
  zero coupon subordinated
  notes, net of tax                 1,409       1,303
Common shares assumed
  issued upon exercise of
  dilutive stock options                -         893
Diluted EPS                      --------      ------
Earnings available to common
  stockholders assuming
  conversion                     $104,401      64,605       $1.62
                                 ========      ======       =====

NOTE 9 - STOCK OPTION PLANS

         Options to purchase the Company's common stock have been granted to key employees and members of the Board of Directors. The option prices are at least 100% of the fair market value of the common stock on the grant date.

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

        On May 21, 1990, the stockholders approved the 1990 Stock Incentive Plan which authorized the issuance of restricted stock and/or options to purchase up to 1,000,000 shares of the Company's common stock. Additional shares in the amounts of 2,000,000, 1,500,000 and 1,500,000 were authorized by stockholders on June 4, 1997, May 31, 1995 and June 1, 1993, respectively. Under this plan, both incentive and nonqualified stock options may be granted to eligible participants. Incentive stock options are exercisable on the second or third anniversary of the grant date and nonqualified options become exercisable over a five-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options cannot be exercised more than ten years after the grant date. As of January 30, 1999, 647,743 shares remain available for grant.

         Stock option transactions for the Company's stock option plans are summarized as follows:


                                                       Fiscal 1998                  Fiscal 1997                 Fiscal 1996
                                          ------------------------      -----------------------        --------------------
                                                          Weighted                     Weighted                    Weighted
                                                           Average                      Average                     Average
                                                          Exercise                     Exercise                    Exercise
                                              Shares         Price         Shares         Price         Shares        Price
---------------------------------------------------------------------------------------------------------------------------
Outstanding - beginning of year            3,465,194        $25.40      3,500,036        $23.34      4,031,329       $20.91
Granted                                    2,515,150         21.06        837,000         30.15        613,702        33.64
Exercised                                   (107,825)        17.09       (487,914)        15.00       (988,605)       18.43
Canceled                                    (889,758)        27.23       (383,928)        30.24       (156,390)       31.10
---------------------------------------------------------------------------------------------------------------------------
Outstanding - end of year                  4,982,761         23.02      3,465,194         25.40      3,500,036        23.34
---------------------------------------------------------------------------------------------------------------------------
Options exercisable - at year end          2,359,724         21.94      1,988,209         21.08      2,227,917        18.53

Weighted average estimated fair value
   of options granted                                         8.44                        11.00                       11.28
---------------------------------------------------------------------------------------------------------------------------


          The following table summarizes information about stock options outstanding at January 30, 1999:

                                                               Options Outstanding                      Options Exercisable
                                                 ----------------------------------------------    -------------------------------
                                                                     Weighted
                                                                      Average          Weighted                           Weighted
                                                      Number        Remaining           Average           Number           Average
Range of                                         Outstanding      Contractual          Exercise      Exercisable          Exercise
Exercise Prices                                   at 1/30/99             Life             Price       at 1/30/99             Price
----------------------------------------------------------------------------------------------------------------------------------

$11.13 to $20.00                                   1,409,815          5 years            $13.14          903,465            $12.39
$20.01 to $25.00                                   1,884,625          8 years             22.97          525,875             22.78
$25.01 to $30.00                                     190,056          6 years             28.04          173,924             28.01
$30.01 to $37.38                                   1,498,265          7 years             31.74          756,460             31.36
----------------------------------------------------------------------------------------------------------------------------------
$11.13 to $37.38                                   4,982,761                                           2,359,724
----------------------------------------------------------------------------------------------------------------------------------

          The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans for options granted in fiscal 1995 and thereafter been determined based on the fair value at the grant dates and recognized as compensation expense on a straight-line basis over the vesting period of the grant consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:

----------------------------------------------------------------------------------------------------
                                                Fiscal 1998                        Fiscal 1997
----------------------------------------------------------------------------------------------------
Net earnings:
   As reported                                      $4,974                            $49,611
   Pro forma                                        $ (757)                           $46,120

Net earnings per share:
   As reported
      Basic                                         $  .08                             $  .81
      Diluted                                       $  .08                             $  .80
   Pro forma
      Basic                                         $ (.01)                            $  .75
      Diluted                                       $ (.01)                            $  .75
----------------------------------------------------------------------------------------------------

          The pro forma effect on net earnings for fiscal 1998 and fiscal 1997 are not representative of the pro forma effect on net earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

          The fair value of each option granted during fiscal 1998 and fiscal 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (i) 0.7% dividend yield for all years, (ii) expected volatility of 35% and 33%, respectively, (iii) risk-free interest rate ranges of 4% to 5.7% and 5.5% to 6.9%, respectively, and (iv) ranges of expected lives 4 years to 8 years and 3.5 years to 6.5 years, respectively.

NOTE 10 - CONTINGENCIES

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

         The Company is also party to various other lawsuits and claims, including purported class actions, arising in the normal course of business. In the opinion of management, these lawsuits and claims, including the case above, are not singularly or in the aggregate, material to the Company's financial position or results of operations.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

          The estimated fair values of the Company's financial instruments are as follows:


                                                       January 30, 1999                            January 31, 1998
                                                   ------------------------                      ---------------------
                                                 Carrying           Estimated                Carrying          Estimated
                                                   Amount          Fair Value                  Amount         Fair Value
--------------------------------------------------------------------------------------------------------------------------
Assets:
   Cash and cash equivalents                    $ 114,548           $ 114,548                $  10,811           $  10,811
   Accounts receivable                             17,393              17,393                   13,070              13,070
Liabilities:
   Accounts payable                               240,391             240,391                  409,053             409,053
   Short-term borrowings                                -                   -                   47,000              47,000
   Long-term debt including
    current maturities                            527,021             502,033                  402,178             406,086
   Convertible subordinated notes
    including current maturities                   72,294              71,029                   86,250              84,637
   Zero coupon convertible
    subordinated notes                            164,863             139,248                  158,370             147,236
--------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND SHORT-TERM BORROWINGS

        The carrying amounts approximate fair value because of the short maturity of these items.

LONG-TERM DEBT INCLUDING CURRENT MATURITIES, CONVERTIBLE SUBORDINATED NOTES INCLUDING CURRENT MATURITIES AND ZERO COUPON CONVERTIBLE SUBORDINATED NOTES

         Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

          The fair value estimates presented herein are based on pertinent information available to management as of January 30, 1999 and January 31, 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

NOTE 12 - SUBSEQUENT EVENT - DUTCH AUCTION SELF-TENDER STOCK REPURCHASE

        In December 1998, the Board of Directors authorized the purchase by the Company of up to 10,000,000 shares of the Company's common stock, plus an additional amount of shares not to exceed 2% of the Company's outstanding shares, together with associated common stock purchase rights issued pursuant to the Rights Agreement, dated as of December 5, 1997. The shares were repurchased pursuant to a Dutch Auction self-tender offer which commenced on December 23, 1998 and expired on January 25, 1999. The tender offer price range was from $13.50 to $16.00 net per share in cash. As a result of the self-tender offer, on February 1, 1999, the Company repurchased 11,276,698 common shares at a price of $16.00 per share. The repurchased shares included 1,276,698 common shares which were repurchased as a result of the Company exercising its option to purchase an additional 2% of its outstanding shares. Prior to the repurchase of the common shares, the Company had 63,847,640 shares outstanding, with 2,232,500 shares in a benefits trust, at January 30, 1999. As a result of the tender offer share repurchase, the Company had 11,276,698 shares in treasury and 2,195,270 shares in the benefits trust at February 1, 1999.

        The Company financed the tender offer share repurchase with $110,427 in cash and with the $70,000 proceeds received in connection with the private placement of Senior Notes on February 1, 1999. The Senior Notes were issued in two series at par and pay interest semiannually on January 31, and July 31, commencing July 31, 1999. Series A Senior Notes, with an aggregate principal balance of $25,000, will mature in 2009 and bear interest at 7.80% per annum. Series B Senior Notes with an aggregate principal balance of $45,000 will mature in 2011 and bear interest at 7.95% per annum. In addition, the interest rates on the Senior Notes are subject to a .50% increase for such time as the credit rating of the Company's long-term unsecured debt securities decreases below investment grade as rated by both Moody's and Standard & Poor's.

        Fees associated with the issuance of the debt are approximately $750 and have been capitalized and amortized over the life of the borrowing. Expenses related to the share repurchase are approximately $3,129 and are included as part of the cost of the shares acquired.

        The pro forma effects of the tender offer share repurchase and the related financing assuming such events had occurred on January 30, 1999 are summarized in the unaudited pro forma information below:

                                                                    Pro Forma
Pro Forma                                 As Reported             Jan. 30, 1999
Balance Sheet Information                Jan. 30, 1999             (Unaudited)
---------------------------------------------------------------------------------
Assets:
  Cash and cash equivalents                $  114,548              $    4,717
  Total current assets                        754,144                 644,313
  Total assets                              2,096,112               1,987,031
Liabilities and Stockholders' Equity:
  Current liabilities                         512,406                 516,285
  Long-term debt                              526,851                 596,851
  Total liabilities                         1,284,328               1,358,207
  Stockholders' equity                        811,784                 628,824
---------------------------------------------------------------------------------

        The unaudited pro forma information as of January 30, 1999 includes:
a decrease in cash and cash equivalents related to the cash payment portion of the tender offer repurchase; an increase in other assets related to the capitalized costs of the new indebtedness incurred; an increase in current liabilities related to certain costs not paid at the closing of the tender offer repurchase; an increase in long-term debt related to additional borrowings to finance the tender offer repurchase; and a decrease in stockholders' equity primarily related to the shares acquired in the tender offer repurchase.


QUARTERLY FINANCIAL DATA (UNAUDITED)                               The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------------------------------------------------------
                                                                        Net Earnings           Cash           Market Price
Year Ended        Total      Gross     Operating         Net           (Loss) Per Share      Dividends         Per Share
Jan. 30, 1999   Revenues     Profit  Profit (Loss)  Earnings (Loss)    Basic    Diluted      Per Share      High        Low
--------------------------------------------------------------------------------------------------------------------------------

1st Quarter     $584,224   $154,382      $28,143       $10,058         $.16       $.16       $.0650       26 11/16     21 5/16
2nd Quarter      635,301    172,408       40,368        17,704          .29        .29        .0650         23 3/4    16 13/16
3rd Quarter      615,967    140,077        5,635        (3,921)        (.06)      (.06)       .0650         17 7/8      12 3/8
4th Quarter      563,216    105,029      (20,077)      (18,867)        (.31)      (.31)       .0650        17 1/16      12 1/2
--------------------------------------------------------------------------------------------------------------------------------

Year Ended
Jan. 31, 1998
--------------------------------------------------------------------------------------------------------------------------------
1st Quarter     $489,278   $141,942      $44,403       $23,146         $.38       $.37       $.0600             35      29 3/8
2nd Quarter      539,298    160,465       55,717        30,088          .49        .47        .0600         35 5/8          30
3rd Quarter      525,564    152,866       46,525        24,120          .39        .38        .0600         34 7/8      23 5/8
4th Quarter      502,380     85,047      (35,848)      (27,743)        (.45)      (.45)       .0600        26 3/16     21 9/16
--------------------------------------------------------------------------------------------------------------------------------

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

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The material in the Proxy Statement under the caption "Outstanding Shares, Voting Rights and Shareholdings of Certain Persons - Share Ownership of Certain Beneficial Owners and Management" is hereby incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The material in the Proxy Statement under the caption "Executive Compensation - Certain Relationships and Related Transactions" is hereby incorporated herein by reference.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a).                                                                Page
                                                                           ----

1. The following consolidated financial statements of The Pep Boys - Manny, Moe & Jack are included in Item 8.

    Independent Auditors' Report                                             26

    Consolidated Balance Sheets - January 30, 1999
    and January 31, 1998                                                     27

    Consolidated Statements of Earnings - Years ended January 30, 1999,
    January 31, 1998 and February 1, 1997                                    28

    Consolidated Statements of Stockholders' Equity Years ended January
    30, 1999, January 31, 1998 and February 1, 1997                          29

    Consolidated Statements of Cash Flows - Years ended January 30, 1999,
    January  31, 1998, and February 1, 1997                                  30

    Notes to Consolidated Financial Statements                               31


2. The following consolidated financial statement schedule of The Pep Boys - Manny, Moe & Jack is included.

            Schedule II     Valuation and Qualifying Accounts and Reserves   56

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

(3.2)      By-Laws, as amended                                                  Incorporated by reference from
                                                                                the Registration Statement on
                                                                                Form S-3 (File No. 33-39225).

(4.1)      Indenture, dated as of March 22,                                     Incorporated by reference from
           1991 between the Company and                                         the Registration Statement on
           Bank America Trust Company of                                        Form S-3 (File No. 33-39225).
           New York as Trustee, including
           Form of Debt Security


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

(10.1)*    Medical Reimbursement Plan of                                        Incorporated by reference from
           the Company                                                          the Company's Form 10-K for the
                                                                                fiscal year ended January 31,
                                                                                1982.

(10.2)*    1982 Incentive Stock Option Plan                                     Incorporated by reference from
                                                                                the Company's Form 10-K for the
                                                                                fiscal year ended January 31,
                                                                                1982.

(10.3)*    1984 Non-Qualified Stock Option                                      Incorporated by reference from
           Plan                                                                 the Company's Form 10-K for the
                                                                                fiscal year ended February 2,
                                                                                1985.

(10.4)*    1985 Non-Qualified Stock Option                                      Incorporated by reference from
           Plan                                                                 the Company's Form 10-K for the
                                                                                fiscal year ended February 2,
                                                                                1985.

(10.5)     Rights Agreement dated as of                                         Incorporated by reference from
           December 5, 1997 between the                                         the Company's Form 8-K dated
           Company and First Union                                              December 8, 1997.
           National Bank

                                       48


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

(10.19)    Not Used



(10.20)    Flexible Employee Benefits Trust                                     Incorporated by reference from
                                                                                the Company's Form 8-K dated May
                                                                                6, 1994.

(10.21)    Not Used



(10.22)    Credit Agreement dated as of                                         Incorporated by reference from
           April 21, 1995 between the                                           the Company's Form 10-Q for the
           Company and The Chase Manhattan                                      quarter ended April 29, 1995.
           Bank (Agent)

(10.23)    Transaction Agreement, including                                     Incorporated by reference from
           amendments, among The Pep Boys -                                     the Company's Form 10-K for the
           Manny, Moe & Jack, State Street                                      year ended February 1, 1997.
           Bank and Trust Company (Trustee) and
           Citicorp Leasing, Inc., dated as of
           November 13, 1995

(10.24)    Master Lease, including amendments,                                  Incorporated by reference from
           between State Street Bank and Trust                                  the Company's Form 10-K for the
           Company (Trustee) and The Pep Boys - Manny,                          year ended February 1, 1997.
           Moe & Jack, dated as of November 13,
           1995

(10.25)    Master Lease, including amendments,                                   Incorporated by reference from
           between State Street Bank and Trust                                   the Company's Form 10-K for the
           Company (Trustee) and The Pep Boys - Manny,                           year ended January 31, 1998.
           Moe & Jack dated as of February 28,
           1997

(10.26)    Transaction Agreement, including                                      Incorporated by reference from
           amendments, between State Street                                      the Company's Form 10-K for the
           Bank and Trust Company (Trustee) and The                              year ended January 31, 1998.
           Pep Boys - Manny, Moe & Jack dated as
           of February 28, 1997

(10.27)    Amendment No. 1 to the Credit                                         Incorporated by reference from
           Agreement dated as of April 21, 1995                                  the Company's Form 10-K for the
           between the Company and The Chase                                     year ended January 31, 1998.
           Manhattan Bank (Agent)

(10.28)*   The Pep Boys - Manny, Moe & Jack                                      Incorporated by reference from
           Pension Plan                                                          the Company's Form 10-K for the
                                                                                 year ended January 31, 1998.



(10.29)*   The Pep Boys Savings Plan                                             Incorporated by reference from
                                                                                 the Company's Form 10-K for the
                                                                                 year ended January 31, 1998.


(10.30)*   The Pep Boys Savings Plan - Puerto Rico                               Incorporated by reference from
                                                                                 the Company's Form 10-K for the
                                                                                 year ended January 31, 1998.

(10.31)   Amendment No. 2 dated as of July 31,1998                               Incorporated by reference from
          to the Credit Agreement dated as of April                              the Company's Form 10-Q for the
          21, 1995 between the Company, the Banks                                quarter ended August 1, 1998.
          signatory thereto and The Chase Manhattan
          Bank (Agent)

(10.32)   Amendment to Transaction Agreement between                             Incorporated by reference from
          the Company and State Street Bank and Trust                            the Company's Form 10-Q for the
          Company (Trustee) dated as of February 28, 1997                        quarter ended August 1, 1998.


(10.33)   Amendment dated as of July 31, 1998 to Master                          Incorporated by reference from
          Lease between the Company and State Street                             the Company's Form 10-Q for the
          Bank and Trust Company (Trustee) dated as of                           quarter ended August 1, 1998.
          November 13, 1995

(10.34)   Amendment dated as of July 31, 1998 to Master                          Incorporated by reference from
          Lease between the Company and State Street                             the Company's Form 10-Q for the
          Bank and Trust Company (Trustee) dated as of                           quarter ended August 1, 1998.
          February 28, 1997

(10.35)   Amendment No. 3 dated as of October 31, 1998                           Incorporated by reference from
          to the Amended and Restated Credit Agreement                           the Company's Form 10-Q for the
          dated as of April 21, 1995 among the Company,                          quarter ended October 31, 1998.
          the Banks signatory thereto and The Chase
          Manhattan Bank, as Agent.

(10.36)   Third Amendment dated as of October 31, 1998                           Incorporated by reference from
          to Transaction Agreement between the Company and                       the Company's Form 10-Q for the
          State Street Bank and Trust Company (Trustee) dated                    quarter ended October 31, 1998.
          as of February 28, 1997.

(10.37)   Third Amendment dated as of October 31, 1998                           Incorporated by reference from
          to Master Lease between the Company and State                          the Company's Form 10-Q for the
          Street Bank and Trust Company (Trustee) dated as of                    quarter ended October 31, 1998.
          November 13, 1995.

(10.38)   Second Amendment dated as of October 31, 1998                          Incorporated by reference from
          to Master Lease between the Company and State                          the Company's Form 10-Q for the
          Street Bank and Trust Company (Trustee) dated as of                    quarter ended October 31, 1998.
          February 28, 1997.

                                       51



(10.39)   Fourth Amendment dated as of October 31, 1998                          Incorporated by reference from
          to Transaction Agreement between the Company                           the Company's Form 10-Q for the
          and State Street Bank and Trust Company (Trustee)                      quarter ended October 31, 1998.
          dated as of November 13, 1995.

(10.40)*  Form of Employment Agreement dated as of                               Incorporated by reference from
          June 1998 between the Company and certain                              the Company's Form 10-Q for the
          officers of the Company.                                               quarter ended October 31, 1998.


(10.41)*  Employment Agreement between Mitchell G. Leibovitz                     Incorporated by reference from
          and the Company dated as of June 3, 1998.                              the Company's Form 10-Q for the
                                                                                 quarter ended October 31, 1998.


(10.42) Third Amendment dated as of January 21, 1999 to Master Lease between the Company and State
          Street Bank and Trust Company (Trustee) dated as of
          February 28, 1997.

(10.43) Fourth Amendment dated as of January 21, 1999 to Transaction Agreement between the Company and State Street Bank and Trust Company (Trustee) dated as of February 28, 1997.


(10.44) Fifth Amendment dated as of January 21, 1999 to Transaction Agreement between the Company and State Street Bank and Trust Company (Trustee) dated as of November 13, 1995.

(10.45) Fourth Amendment dated as of January 21, 1999 to Master Lease between the Company and State
          Street Bank and Trust Company (Trustee) dated as of November 13, 1995.


(10.46) Amendment No. 4 dated as of January 22, 1999 to the Amended and Restated Credit Agreement dated as of April 21, 1995 among the Company, the Banks signatory thereto and The Chase
          Manhattan Bank, as Agent.


(10.47)   Note purchase agreement dated January 26, 1999                         The Company hereby agrees to
          relating to the sale of the Company's Series A                         file such document upon request
          and Series B Senior Notes used for the financing                       of the Securities and Exchange
          of the Company's self tender offer.                                    Commission.

(10.48)   The Pep Boys - Manny, Moe & Jack
          Annual Incentive Bonus Plan, as amended and restated.


(11)       Computation of Earnings per Share

(12)       Computation of Ratio of Earnings
           to Fixed Charges

(21)       Subsidiaries of the Company

(23)       Independent Auditors' Consent

(27)       Financial Data Schedule

           (b) A Form 8-K was filed on January 19, 1999 relating to the the financing of the Company's self tender offer.

                 A Form 8-K was filed on July 2, 1998 relating to the computation of ratio of earnings to fixed charges.

*  Management contract or compensatory plan or arrangement.

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




Dated: April 28, 1999                      by: /s/ Michael J. Holden
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


SIGNATURE                                                     CAPACITY                                      DATE
----------                                                    --------                                      ----

/s/ Mitchell G. Leibovitz                                     Chairman of the Board, President           April 28, 1999
Mitchell G. Leibovitz                                         and Chief Executive Officer
                                                              (Principal Executive Officer)

/s/ Michael J. Holden                                         Executive Vice President -                 April 28, 1999
Michael J. Holden                                             Chief Financial Officer
                                                              (Principal Financial and
                                                              Accounting Officer)

/s/ Lennox K. Black                                           Director                                   April 28, 1999
Lennox K. Black


/s/ Bernard J. Korman                                         Director                                   April 28, 1999
Bernard J. Korman


/s/ J. Richard Leaman, Jr.                                    Director                                   April 28, 1999
J. Richard Leaman, Jr.


/s/ Malcolmn D. Pryor                                         Director                                   April 28, 1999
Malcolmn D. Pryor


/s/ Lester Rosenfeld                                          Director                                   April 28, 1999
Lester Rosenfeld


/s/ Benjamin Strauss                                          Director                                   April 28, 1999
Benjamin Strauss


/s/ Myles H. Tanenbaum                                        Director                                   April 28, 1999
Myles H. Tanenbaum



                FINANCIAL STATEMENT SCHEDULES FURNISHED PURSUANT
                        TO THE REQUIREMENTS OF FORM 10-K



THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES                           SCHEDULE II - VALUATION AND QUALIFYING
                                                                                             ACCOUNTS AND RESERVES

(in thousands)
----------------------------------------------------------------------------------------------------------------------------
Column A                                  Column B                   Column C                  Column D       Column E
----------------------------------------------------------------------------------------------------------------------------
                                                            Additions       Additions
                                         Balance at         Charged to      Charged to                         Balance at
                                         Beginning of       Costs and         Other                              End of
Descriptions                               Period            Expenses        Accounts         Deductions*        Period
----------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended January 30, 1999                 $265               $1,643        $  -                $912             $996
----------------------------------------------------------------------------------------------------------------------------
Year Ended January 31, 1998                 $252               $541          $  -                $528             $265
----------------------------------------------------------------------------------------------------------------------------
Year Ended February 1, 1997                 $251               $317          $  -                $316             $252
----------------------------------------------------------------------------------------------------------------------------

*Uncollectible accounts written off.

INDEX TO EXHIBITS
Index of Financial Statements, Financial Statement Schedule and Exhibits

                                                                          Page
                                                                          ----

1. The following consolidated financial statements of The Pep Boys - Manny, Moe & Jack are included in Item 8.

     Independent Auditors' Report                                          26

     Consolidated Balance Sheets - January 30, 1999
     and January 31, 1998                                                  27

     Consolidated Statements of Earnings - Years ended January 30,
     1999, January 31, 1998 and February 1, 1997                           28

     Consolidated Statements of Stockholders' Equity Years ended
     January 30, 1999, January 31, 1998 and February 1, 1997               29

     Consolidated Statements of Cash Flows - Years ended January 30,
     1999, January 31, 1998 and February 1, 1997                           30

     Notes to Consolidated Financial Statements                            31


2. The following consolidated financial statement schedule of The Pep Boys - Manny, Moe & Jack is included.

               Schedule II    Valuation and Qualifying Accounts and Reserves

     All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

3.   Exhibits

  (10.42) Third Amendment dated as of January 21, 1999 to Master Lease between the Company and State
              Street Bank and Trust Company (Trustee) dated as of February 28, 1997.

  (10.43) Fourth Amendment dated as of January 21, 1999 to Transaction Agreement between the Company and State Street Bank and Trust Company (Trustee) dated as of February 28, 1997.


  (10.44) Fifth Amendment dated as of January 21, 1999 to Transaction Agreement between the Company and State Street Bank and Trust Company (Trustee) dated as of November 13, 1995.

  (10.45) Fourth Amendment dated as of January 21, 1999 to Master Lease between the Company and State
              Street Bank and Trust Company (Trustee) dated as of November 13, 1995.


  (10.46) Amendment No. 4 dated as of January 22, 1999 to the Amended and Restated Credit Agreement dated as of April 21, 1995 among the Company, the Banks signatory thereto and The Chase
              Manhattan Bank, as Agent.


  (10.48)     The Pep Boys - Manny, Moe & Jack
              Annual Incentive Bonus Plan, as amended and restated.


      (11)    Computation of Earnings per Share

      (12)    Computation of Ratio of Earnings to Fixed Charges

      (21)    Subsidiaries of the Company

      (23)    Independent Auditors' Consent

      (27)    Financial Data Schedules