Form 10-Q
period 1999-05-01
PEP BOYS MANNY MOE & JACK
filed 1999-06-14
CIK 77449

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended May 1, 1999

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

                                 215-430-9000
            ----------------------------------------------------
            (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject
to such filing requirements for the past 90 days.  Yes ( x )   No (   )


As of May 1, 1999 there were 52,607,972 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------
Index                                                         Page
-------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            May 1, 1999 and January 30, 1999                    3

            Consolidated Statements of Earnings -
            Thirteen weeks ended May 1, 1999
            and May 2, 1998                                     4

            Condensed Consolidated Statements of
            Cash Flows - Thirteen weeks ended
            May 1, 1999 and May 2, 1998                         5

            Notes to Condensed Consolidated
            Financial Statements                              6-7

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                         8-12


PART II - OTHER INFORMATION                                    13
---------------------------

SIGNATURE                                                      14

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except per share amounts)

                                                                     May 1, 1999       Jan. 30, 1999*
                                                                   -------------       -------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash and cash equivalents..................................        $   30,395          $  114,548
   Accounts receivable, net...................................            21,165              17,393
   Merchandise inventories....................................           526,434             527,397
   Prepaid expenses...........................................            22,560              36,634
   Deferred income taxes......................................            17,073              17,073
   Other......................................................            38,530              41,099
                                                                   -------------       -------------
      Total Current Assets....................................           656,157             754,144

 Property and Equipment-at cost:
   Land.......................................................           285,826             281,804
   Building and improvements..................................           919,080             907,309
   Furniture, fixtures and equipment..........................           604,086             596,840
   Construction in progress...................................            32,396              30,951
                                                                    ------------       -------------
                                                                       1,841,388           1,816,904
   Less accumulated depreciation and amortization.............           509,395             486,648
                                                                   -------------       -------------
      Total Property and Equipment............................         1,331,993           1,330,256

 Other........................................................            12,354              11,712
                                                                   -------------       -------------
Total Assets..................................................        $2,000,504          $2,096,112
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable...........................................        $  230,845          $  240,391
   Accrued expenses...........................................           211,864             199,551
   Current maturities of convertible debt.....................            72,294              72,294
   Current maturities of long-term debt.......................               173                 170
                                                                   -------------       -------------
      Total Current Liabilities...............................           515,176             512,406

 Long-Term Debt, less current maturities......................           602,806             526,851
 Convertible Debt, less current maturities....................           166,501             164,863
 Deferred Income Taxes........................................            80,208              80,208
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares - Issued
    63,884,670 and 63,847,640.................................            63,885              63,848
   Additional paid-in capital.................................           176,397             175,940
   Retained earnings..........................................           642,600             636,475
   Accumulated other comprehensive income.....................            (4,210)             (4,210)
                                                                   -------------        ------------
                                                                         878,672             872,053
   Less:
   Cost of shares in treasury - 11,276,698 shares, at cost               183,595                   -
   Cost of shares in benefits trust - 2,195,270 and
    2,232,500 shares, at cost                                             59,264              60,269
                                                                   -------------        ------------
      Total Stockholders' Equity..............................           635,813             811,784
                                                                   -------------        ------------
Total Liabilities and Stockholders' Equity....................        $2,000,504          $2,096,112
                                                                   =============        ============

 See notes to condensed consolidated financial statements.

*Taken from the audited financial statements at Jan. 30, 1999.


                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF EARNINGS
                       (dollar amounts in thousands, except per share amounts)
                                              UNAUDITED

                                                               Thirteen weeks ended
                                                         -------------------------------
                                                          May 1, 1999        May 2, 1998
                                                         -------------      -------------
Merchandise Sales....................................        $488,698           $483,636
Service Revenue......................................         109,618            100,588
                                                         -------------      -------------
Total Revenues.......................................         598,316            584,224

Costs of Merchandise Sales...........................         349,173            349,977
Costs of Service Revenue.............................          87,116             79,865
                                                         -------------      -------------
Total Costs of Revenues..............................         436,289            429,842

Gross Profit from Merchandise Sales..................         139,525            133,659
Gross Profit from Service Revenue....................          22,502             20,723
                                                         -------------      -------------
Total Gross Profit...................................         162,027            154,382

Selling, General and Administrative Expenses.........         132,987            126,239
                                                         -------------      -------------
Operating Profit.....................................          29,040             28,143
Nonoperating Income..................................             308                 84
Interest Expense.....................................          13,578             12,512
                                                         -------------      -------------
Earnings Before Income Taxes                                   15,770             15,715

Income Taxes.........................................           5,677              5,657
                                                         -------------      -------------
Net Earnings.........................................          10,093             10,058

Retained Earnings, beginning of period...............         636,475            647,505
Cash Dividends.......................................           3,558              3,999
Effect of Shares Repurchased from Benefits Trust.....             410                  -
                                                         -------------      -------------
Retained Earnings, end of period.....................        $642,600           $653,564
                                                         =============      =============
Basic Earnings per Share.............................        $    .20           $    .16
Diluted Earnings per Share...........................        $    .20           $    .16
                                                         =============      =============
Cash Dividends per Share.............................        $  .0675           $  .0650
                                                         =============      =============

See notes to condensed consolidated financial statements.

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                             UNAUDITED
                                                                                      Thirteen weeks ended
                                                                            ----------------------------------
                                                                              May 1, 1999         May 2, 1998
                                                                            --------------      --------------
     Net Cash Provided by (Used in) Operating Activities.............           $  49,493           $(115,980)

Cash Flows from Investing Activities:
     Capital expenditures............................................             (27,706)            (52,541)
     Proceeds from sales of assets...................................               2,055                 450
                                                                             -------------       -------------
     Net Cash Used in Investing Activities...........................             (25,651)            (52,091)

Cash Flows from Financing Activities:
     Net borrowings under line of credit agreements..................                   -              72,000
     Net proceeds from issuance of notes.............................              76,000              99,429
     Reduction of long-term debt.....................................                 (42)                (39)
     Dividends paid..................................................              (3,558)             (3,999)
     Purchase of treasury shares.....................................            (180,889)                  -
     Proceeds from exercise of stock options
       and dividend reinvestment plan................................                 494               2,107
                                                                             -------------       -------------
     Net Cash (Used in) Provided by Financing Activities.............            (107,995)            169,498
                                                                             -------------       -------------
Net (Decrease) Increase in Cash......................................             (84,153)              1,427
Cash and Cash Equivalents at Beginning of Period.....................             114,548              10,811
                                                                             -------------       -------------
Cash and Cash Equivalents at End of Period...........................           $  30,395           $  12,238
                                                                             =============       =============

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of May 1, 1999, the consolidated statements of earnings for the thirteen week periods ended May 1, 1999 and May 2, 1998 and the condensed consolidated statements of cash flows for the thirteen week periods ended May 1, 1999 and May 2, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at May 1, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended January 30, 1999. The results of operations for the thirteen week period ended May 1, 1999 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation.

NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, inventories would have been approximately $0 higher at both May 1, 1999 and January 30, 1999.

NOTE 3. Comprehensive Income

Comprehensive Income is reported in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Accumulated other comprehensive income in the consolidated balance sheets as of May 1, 1999 and January 30, 1999 consists of a minimum pension liability adjustment. There were no differences between net earnings and comprehensive income for the thirteen week periods ended May 1, 1999 and May 2, 1998.

NOTE 4. Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities."
This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, although early adoption is encouraged. The Company is still in the process of analyzing the impact of the adoption of this statement on its consolidated financial position and results of operations.

NOTE 5. Dutch Auction Self-Tender Stock Repurchase

On February 1, 1999, the Company repurchased 11,276,698 of its common shares outstanding pursuant to a Dutch Auction self-tender offer at a price of $16.00 per share. The repurchased shares included 1,276,698 common shares which were repurchased as a result of the Company exercising its option to purchase an additional 2% of its outstanding shares. Prior to the repurchase of the common shares, the Company had 63,847,640 shares outstanding, with 2,232,500 shares in a benefits trust, at January 30, 1999. As a result of the tender offer share repurchase, the Company had 52,570,942 shares outstanding, with 2,195,270 shares in the benefits trust, at February 1, 1999. Expenses related to the share repurchase were approximately $3,168,000 and were included as part of the cost of the shares acquired.

The Company financed the tender offer share repurchase with $110,427,000 in cash and with the $70,000,000 proceeds received in connection with a private placement of Senior Notes on February 1, 1999. The Senior Notes were issued in two series at par, and pay interest semiannually on January 31, and July 31, commencing July 31, 1999. Series A Senior Notes, with an aggregate principal balance of $25,000,000, will mature in 2009 and bear interest at 7.80% per annum. Series B Senior Notes, with an aggregate principal balance of $45,000,000, will mature in 2011 and bear interest at 7.95% per annum. In addition, the interest rates on the Senior Notes are subject to a .50% increase for such time as the credit rating of the Company's long-term unsecured debt securities decreases below investment grade as rated by both Moody's and Standard & Poor's.

NOTE 6.  Net Earnings Per Share

                                                              Thirteen weeks ended
(in thousands, except per share data)                   ----------------------------------
                                                           May 1, 1999         May 2, 1998
                                                        --------------      --------------
(a)  Net earnings.....................................         $10,093             $10,058

     Adjustment for interest on 4% convertible
       subordinated notes, net of income tax effect...              -                   -

     Adjustment for interest on zero coupon convertible
       subordinated notes, net of income tax effect...              -                   -
-------------------------------------------------------------------------------------------
(b)  Adjusted net earnings                                     $10,093             $10,058
-------------------------------------------------------------------------------------------

(c)  Average number of common shares outstanding
       during the period..............................          50,511              61,470

     Common shares assumed issued upon conversion of
       4% convertible subordinated notes..............              -                   -

     Common shares assumed issued upon conversion of
       zero coupon convertible subordinated notes.....              -                   -

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price........             252                 306
-------------------------------------------------------------------------------------------
(d)  Average number of common shares assumed
       outstanding during the period..................          50,763              61,776
-------------------------------------------------------------------------------------------
     Basic Earnings per Share (a/c)...................         $   .20             $   .16
     Diluted Earnings per Share (b/d).................         $   .20             $   .16
-------------------------------------------------------------------------------------------

Adjustments for convertible securities were antidilutive during the thirteen week periods ended May 1, 1999 and May 2, 1998 and therefore excluded from the computation of diluted EPS; however, these securities could potentially be dilutive in the future. Options to purchase 3,565,257 and 2,147,042 shares of common stock were outstanding at May 1, 1999 and May 2, 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the shares of common stock.

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

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                      May 1, 1999         May 2, 1998       Fiscal 1999 vs.
                                                         (Fiscal 1999)       (Fiscal 1998)        Fiscal 1998
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         81.7%               82.8%                1.1%
Service Revenue (1)...................................         18.3                17.2                 9.0
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                 2.4

Costs of Merchandise Sales (2)........................         71.4 (3)            72.4 (3)             (.2)
Costs of Service Revenue (2)..........................         79.5 (3)            79.4 (3)             9.1
                                                              ------              ------              ------
Total Costs of Revenues...............................         72.9                73.6                 1.5

Gross Profit from Merchandise Sales...................         28.6 (3)            27.6 (3)             4.4
Gross Profit from Service Revenue.....................         20.5 (3)            20.6 (3)             8.6
                                                              ------              ------              ------
Total Gross Profit....................................         27.1                26.4                 5.0

Selling, General and Administrative Expenses..........         22.2                21.6                 5.4
                                                              ------              ------              ------
Operating Profit......................................          4.9                 4.8                 3.2

Nonoperating Income...................................           .1                   -               266.7
Interest Expense......................................          2.3                 2.1                 8.5
                                                              ------              ------              ------
Earnings Before Income Taxes..........................          2.7                 2.7                  .4

Income Taxes..........................................         36.0 (4)            36.0 (4)              .4
                                                              ------              ------              ------
Net Earnings..........................................          1.7                 1.7                  .4
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

Thirteen Weeks Ended May 1, 1999 vs. Thirteen Weeks Ended May 2, 1998
------------------------------------------------------------------------

Total revenues for the first quarter increased 2.4% despite a lower store count (645 at May 1, 1999 compared with 709 at May 2, 1998). Comparable store revenues (revenues generated by stores in operation during the same months of each period) increased 6.0% in 1999. Comparable store merchandise sales increased 6.3% while comparable service revenue increased 4.5%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to slightly higher merchandise margins coupled with decreases in store occupancy costs and warehousing costs.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to an increase in store and general office expenses offset, in part, by a decrease in media costs.


Nonoperating income consisted of the following:
  (in thousands)
                                        1999            1998
                                       ------          ------
  Net rental revenue                   $  176          $   37
  Investment income                       132              54
  Other income                              -              (7)
                                       ------          ------
  Total                                $  308          $   84
                                       ======          ======



Net earnings remained relatively stable, as a percentage of total revenues, due primarily to an increase in gross profit from merchandise sales, as a percentage of merchandise sales, offset by higher selling, general and administrative expenses, as a percentage of total revenues.

LIQUIDITY AND CAPITAL RESOURCES - May 1, 1999
----------------------------------------------

The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. During the first quarter of 1999, the Company invested $27,706,000 in property and equipment while net inventory (net inventory includes the decrease in inventory less the change in accounts payable) increased $8,583,000. Working capital decreased from $241,738,000 at January 30, 1999 to $140,981,000 at May 1, 1999. At May 1, 1999, the Company had
stockholders' equity of $635,813,000 and long-term debt of $769,307,000. The Company's long-term debt was 55% of its total capitalization at May 1, 1999 and 46% at January 30, 1999. As of May 1, 1999, the Company had available lines of credit totaling $270,000,000.

On February 1, 1999, the Company repurchased 11,276,698 of its common shares outstanding. The Company financed the share repurchase with $110,427,000 in cash and with the $70,000,000 proceeds received in connection with a private placement of Senior Notes issued on February 1, 1999. The Senior Notes were issued in two series at par and pay interest semiannually on January 31 and July 31, commencing July 31, 1999. Series A Senior Notes, with an aggregate principal balance of $25,000,000, will mature in 2009 and bear interest at 7.80% per annum. Series B Senior Notes, with an aggregate principal balance of $45,000,000, will mature in 2011 and bear interest at 7.95% per annum. In addition, the interest rates on the Senior Notes are subject to a .50% increase for such time as the credit rating of the Company's long-term unsecured debt securities decreases below investment grade as rated by both Moody's and Standard & Poor's.

The Company plans to open approximately 18 new stores during the balance of the current fiscal year. Management estimates that the cost of this expansion, coupled with expenditures in existing stores, warehouses and offices will be approximately $98,000,000. In addition, the Company has additional cash requirements to repay its debt maturities totaling $72,422,000, of which $72,294,000 relates to Convertible
Subordinated Notes due in September 1999. Funds required to finance the store expansion including related inventory requirements and to repay its debt maturities are expected to come primarily from operating activities.

The Company was not in compliance with a financial covenant included in certain of its credit facilities as of May 1, 1999. The Company has obtained waivers for the event of non-compliance from the lenders.


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

IT systems include the Company's application software, both proprietary and third party, as well as the hardware infrastructure. Specifically, this includes all software and related hardware for the Company's systems, namely: mainframe, store, personal computer, local area network, and data communication. The inventory and assessment phases for the IT systems are substantially complete. Although the IT systems are currently in various stages of remediation, testing and implementation, the Company estimates that approximately 65% of its IT systems are currently Year 2000 compliant. The Company currently expects to substantially complete these processes with respect to its IT systems by mid-1999.

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

The Company estimates that total costs associated with the Year 2000 effort will range from approximately $9,000,000 to $13,000,000, of which approximately $6,400,000 has been incurred through May 1, 1999. The
Company's Year 2000 costs have been and are expected to be funded out of cash flows from operating activities.

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



FORWARD LOOKING STATEMENTS
--------------------------

   Certain statements made herein are forward-looking which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements due to factors beyond the control of the Company, including the strength of the national and regional economies and consumers' ability to spend, the health of the various sectors of the market that the Company serves, the weather in geographical regions with a high concentration of the Company's stores, competitive pricing, location and number of competitors' stores, product costs, and the ability to enhance the profitability of the commercial delivery program. Further factors that might cause such a difference include, but are not limited to, the factors described in the Company's filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits

                 (10.49)   Amendments to The Pep Boys Savings Plan

                 (10.50)   Amendments to The Pep Boys Savings Plan - Puerto Rico

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

Date: June 14, 1999                      By: /s/ Michael J. Holden
      -----------------------            -------------------------

                                                 Michael J. Holden
                                         Executive Vice President &
                                         Chief Financial Officer

INDEX TO EXHIBITS
-----------------

  (10.49)   Amendments to The Pep Boys Savings Plan

  (10.50)   Amendments to The Pep Boys Savings Plan - Puerto Rico

  (11)      Computations of Earnings Per Share

  (27)      Financial Data Schedule