Form 10-Q
period 1999-07-31
PEP BOYS MANNY MOE & JACK
filed 1999-09-13
CIK 77449

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended July 31, 1999

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


As of July 31, 1999 there were 52,633,879 shares of the registrant's Common Stock outstanding.

---------------------------------------------------------------------------
Index                                                              Page
---------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION:


    Item 1.   Condensed Consolidated
              Financial Statements (Unaudited)

                  Consolidated Balance Sheets -
                  July 31, 1999 and January 30, 1999                  3

                  Consolidated Statements of Earnings -
                  Thirteen and Twenty-six weeks ended
                  July 31, 1999 and August 1, 1998                    4

                  Consolidated Statements of Cash Flows -
                  Twenty-six weeks ended July 31, 1999
                  and August 1, 1998                                  5

                  Notes to Condensed Consolidated
                  Financial Statements                              6-7

    Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                           8-14


    Item 3.   Quantitative and Qualitative Disclosures               15
              About Market Risk


PART II - OTHER INFORMATION:


    Item 1.    Legal Proceedings                                     16

    Item 2.    Changes in Securities and Use of Proceeds             16

    Item 3.    Defaults Upon Senior Securities                       16

    Item 4.    Submission of Matters to a Vote of
               Security Holders                                   16-17

    Item 5.    Other Information                                     17

    Item 6.    Exhibits and Reports on Form 8-K                      17


SIGNATURE PAGE                                                       18

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Condensed Consolidated Financial Statements (Unaudited)

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                       (dollar amounts in thousands, except per share amounts)

                                                                   July 31, 1999       Jan. 30, 1999*
                                                                   -------------       -------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash and cash equivalents..................................        $   92,193          $  114,548
   Accounts receivable, net...................................            21,999              17,393
   Merchandise inventories....................................           513,070             527,397
   Prepaid expenses...........................................            18,964              36,634
   Deferred income taxes......................................            17,073              17,073
   Other......................................................            37,168              41,099
                                                                   -------------       -------------
      Total Current Assets....................................           700,467             754,144

 Property and Equipment - at cost:
   Land.......................................................           286,048             281,804
   Building and improvements..................................           929,362             907,309
   Furniture, fixtures and equipment..........................           614,512             596,840
   Construction in progress...................................            36,658              30,951
                                                                    ------------       -------------
                                                                       1,866,580           1,816,904
   Less accumulated depreciation and amortization.............           533,592             486,648
                                                                   -------------       -------------
      Total Property and Equipment............................         1,332,988           1,330,256

 Other........................................................            14,160              11,712
                                                                   -------------       -------------
                                                                      $2,047,615          $2,096,112
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable...........................................        $  256,933          $  240,391
   Accrued expenses...........................................           229,091             199,551
   Current maturities of convertible debt.....................            55,794              72,294
   Current maturities of long-term debt.......................               176                 170
                                                                   -------------       -------------
      Total Current Liabilities...............................           541,994             512,406

 Long-Term Debt, less current maturities......................           602,761             526,851
 Convertible Debt, less current maturities....................           168,157             164,863
 Deferred Income Taxes........................................            80,208              80,208
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares - Issued
    63,910,577 and 63,847,640.................................            63,911              63,848
   Additional paid-in capital.................................           176,715             175,940
   Retained earnings..........................................           659,408             636,475
   Accumulated other comprehensive income.....................            (4,210)             (4,210)
                                                                   -------------        ------------
                                                                         895,824             872,053

   Less shares in treasury - 11,276,698 shares, at cost                  182,065                   -
   Less shares in benefits trust - 2,195,270 and
    2,232,500 shares, at cost                                             59,264              60,269
                                                                   -------------        ------------
      Total Stockholders' Equity..............................           654,495             811,784
                                                                   -------------        ------------
                                                                      $2,047,615          $2,096,112
                                                                   =============        ============

 See notes to condensed consolidated financial statements.

*Taken from the audited financial statements at Jan. 30, 1999.


                                           THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                        (dollar amounts in thousands, except per share amounts)
                                                               (Unaudited)

                                                               Thirteen weeks ended               Twenty-six weeks ended
                                                         --------------------------------    ---------------------------------
                                                          July 31, 1999     August 1, 1998    July 31, 1999     August 1, 1998
                                                         --------------     --------------   --------------     --------------
Merchandise Sales....................................        $520,686           $530,944       $1,009,384         $1,014,580
Service Revenue......................................         114,717            104,357          224,335            204,945
                                                         --------------     --------------   --------------     --------------
Total Revenues.......................................         635,403            635,301        1,233,719          1,219,525

Costs of Merchandise Sales...........................         368,583            380,559          717,756            730,536
Costs of Service Revenue.............................          90,300             82,334          177,416            162,199
                                                         --------------     --------------   --------------     --------------
Total Costs of Revenues..............................         458,883            462,893          895,172            892,735

Gross Profit from Merchandise Sales..................         152,103            150,385          291,628            284,044
Gross Profit from Service Revenue....................          24,417             22,023           46,919             42,746
                                                         --------------     --------------   --------------     --------------
Total Gross Profit...................................         176,520            172,408          338,547            326,790

Selling, General and Administrative Expenses.........         132,668            132,040          265,655            258,279
                                                         --------------     --------------   --------------     --------------
Operating Profit.....................................          43,852             40,368           72,892             68,511
Nonoperating Income..................................             762                163            1,070                247
Interest Expense.....................................          13,262             12,868           26,840             25,380
                                                         --------------     --------------   --------------     --------------
Earnings Before Income Taxes                                   31,352             27,663           47,122             43,378

Income Taxes.........................................          11,287              9,959           16,964             15,616
                                                         --------------     --------------   --------------     --------------
Net Earnings.........................................          20,065             17,704           30,158             27,762

Retained Earnings, beginning of period...............         642,600            653,564          636,475            647,505
Cash Dividends.......................................           3,257              4,000            6,815              7,999
Effect of Shares Repurchased from Benefits Trust.....               -                  -              410                  -
                                                         --------------     --------------   --------------     --------------
Retained Earnings, end of period.....................        $659,408           $667,268         $659,408           $667,268
                                                         ==============     ==============   ==============     ==============
Basic Earnings per Share.............................        $    .40           $    .29         $    .60           $    .45
Diluted Earnings per Share...........................        $    .39           $    .29         $    .59           $    .45
                                                         ==============     ==============   ==============     ==============
Cash Dividends per Share.............................        $  .0675           $  .0650         $  .1350           $  .1300
                                                         ==============     ==============   ==============     ==============

See notes to condensed consolidated financial statements.

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                            (Unaudited)
                                                                                   Twenty-six weeks ended
                                                                            ----------------------------------
                                                                             July 31, 1999      August 1, 1998
                                                                            --------------      --------------
Cash Flows from Operating Activities:
     Net earnings                                                               $  30,158           $  27,762
     Adjustments to Reconcile Net Earnings to Net Cash
       Provided by (Used in) Operating Activities:
        Depreciation and amortization                                              48,510              47,526
        Accretion of bond discount                                                  3,294               3,147
        Decrease in deferred income taxes                                               -              (2,419)
        Gain from sales of assets                                                    (592)               (395)
     Changes in operating assets and liabilities:
        Decrease in accounts receivable, prepaid expenses
           and other                                                               14,547              18,870
        Decrease in merchandise inventories                                        14,327              77,386
        Increase (Decrease) in accounts payable                                    16,542            (221,066)
        Increase in accrued expenses                                               30,135              49,107
                                                                             -------------       -------------
     Net Cash Provided by (Used in) Operating Activities.............             156,921                 (82)

Cash Flows from Investing Activities:
     Capital expenditures............................................             (52,053)            (96,367)
     Net proceeds from sales of assets...............................               1,403                 820
                                                                             -------------       -------------
     Net Cash Used in Investing Activities...........................             (50,650)            (95,547)

Cash Flows from Financing Activities:
     Net payments under line of credit agreements....................                   -            (102,000)
     Net proceeds from issuance of notes.............................              76,000             201,941
     Reduction of long-term debt.....................................                 (84)                (77)
     Reduction of convertible debt...................................             (16,500)                  -
     Dividends paid..................................................              (6,815)             (7,999)
     Purchase of treasury shares.....................................            (182,065)                  -
     Proceeds from exercise of stock options.........................                 269               1,853
     Proceeds from dividend reinvestment plan........................                 569                 753
                                                                             -------------       -------------
     Net Cash (Used In) Provided by Financing Activities.............            (128,626)             94,471
                                                                             -------------       -------------
Net Decrease in Cash.................................................             (22,355)             (1,158)
Cash and Cash Equivalents at Beginning of Period.....................             114,548              10,811
                                                                             -------------       -------------
Cash and Cash Equivalents at End of Period...........................           $  92,193           $   9,653
                                                                             =============       =============

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of July 31, 1999, the consolidated statements of earnings for the thirteen and twenty-six week periods ended
July 31, 1999 and August 1, 1998 and the consolidated statements of cash flows for the twenty-six week periods ended July 31, 1999 and August 1, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at July 31, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended January 30, 1999. The results of operations for the thirteen and twenty-six week periods ended July 31, 1999 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation.

NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, inventories would have been approximately $0 higher at both July 31, 1999 and January 30, 1999.

NOTE 3. Comprehensive Income

Comprehensive Income is reported in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Accumulated other comprehensive income in the consolidated balance sheets as of July 31, 1999 and January 30, 1999 consists of a minimum pension liability adjustment. There were no differences between net earnings and comprehensive income for the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998.

NOTE 4. Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, although early adoption is encouraged. The Company is still in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.


NOTE 5. Dutch Auction Self-Tender Stock Repurchase

On February 1, 1999, the Company repurchased 11,276,698 of its common shares outstanding pursuant to a Dutch Auction self-tender offer at a price of $16.00 per share. The repurchased shares included 1,276,698 common shares which were repurchased as a result of the Company exercising its option to purchase an additional 2% of its outstanding shares. Prior to the repurchase of the common shares, the Company had 63,847,640 shares outstanding, with 2,232,500 shares in a benefits trust, at January 30, 1999. As a result of the tender offer share repurchase, the Company had 52,570,942 shares outstanding, with 2,195,270 shares in the benefits trust, at February 1, 1999. Expenses related to the share repurchase were approximately $1,638,000 and were included as part of the cost of the shares acquired. A portion of the treasury shares will be used by the Company to provide benefits to employees under its compensation plans and in conjunction with the Company's dividend reinvestment program.

The Company financed the tender offer share repurchase with $110,427,000 in cash and with the $70,000,000 proceeds received in connection with a private placement of Senior Notes on February 1, 1999. The Senior Notes were issued in two series at par, and pay interest semiannually on January 31 and July 31. Series A Senior Notes, with an aggregate principal balance of $25,000,000, will mature in 2009 and bear interest at 7.80% per annum. Series B Senior Notes, with an aggregate principal balance of $45,000,000, will mature in 2011 and bear interest at 7.95% per annum. In addition, the interest rates on the Senior Notes are subject to a .50% increase for such time as the credit rating of the Company's long-term unsecured debt securities decreases below investment grade as rated by both Moody's and Standard & Poor's.

NOTE 6.  Net Earnings Per Share

                                                              Thirteen weeks ended                  Twenty-six weeks ended
(in thousands, except per share data)                   ----------------------------------    ----------------------------------
                                                         July 31, 1999      August 1, 1998     July 31, 1999      August 1, 1998
                                                        --------------      --------------    --------------      --------------
(a)  Net earnings.....................................         $20,065             $17,704           $30,158             $27,762

     Adjustment for interest on 4% convertible
       subordinated notes, net of income tax effect...             403                 552               866                   -

     Adjustment for interest on zero coupon convertible
       subordinated notes, net of income tax effect...           1,060                   -                 -                   -
----------------------------------------------------------------------------------------------------------------------------------
(b)  Adjusted net earnings                                     $21,528             $18,256           $31,024             $27,762
----------------------------------------------------------------------------------------------------------------------------------

(c)  Average number of common shares outstanding
       during the period..............................          50,420              61,544            50,466              61,507

     Common shares assumed issued upon conversion of
       4% convertible subordinated notes..............           1,525               2,104             1,644                   -

     Common shares assumed issued upon conversion of
       zero coupon convertible subordinated notes.....           3,513                   -                 -                   -

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price........             380                 224               316                 265
----------------------------------------------------------------------------------------------------------------------------------
(d)  Average number of common shares assumed
       outstanding during the period..................          55,838              63,872            52,426              61,772
----------------------------------------------------------------------------------------------------------------------------------
     Basic Earnings per Share (a/c)...................         $   .40             $   .29           $   .60             $   .45
     Diluted Earnings per Share (b/d).................         $   .39             $   .29           $   .59             $   .45
---------------------------------------------------------------------------------------------------------------------------------

Adjustments for certain convertible securities were antidilutive during the twenty-six week period ended July 31, 1999 and the thirteen and twenty-six week periods ended August 1, 1998, and therefore, excluded from the computation of diluted EPS; however, these securities could potentially be dilutive in the future. Options to purchase shares of common stock which were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the shares of common stock during the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998 were as follows:

                                                               Thirteen weeks ended                  Twenty-six weeks ended
(in thousands)                                           ----------------------------------    ----------------------------------
                                                          July 31, 1999      August 1, 1998     July 31, 1999      August 1, 1998
                                                         --------------      --------------    --------------      --------------
Common shares associated with antidilutive stock
  options excluded from computation of diluted EPS ......         3,679               4,129             3,695               4,010
                                                         --------------      --------------    --------------      --------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operation -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                     July 31, 1999      August 1, 1998       Fiscal 1999 vs.
                                                         (Fiscal 1999)       (Fiscal 1998)        Fiscal 1998
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         81.9%               83.6%               (1.9)%
Service Revenue (1)...................................         18.1                16.4                 9.9
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                   -

Costs of Merchandise Sales (2)........................         70.8 (3)            71.7 (3)            (3.1)
Costs of Service Revenue (2)..........................         78.7 (3)            78.9 (3)             9.7
                                                              ------              ------              ------
Total Costs of Revenues...............................         72.2                72.9                 (.9)

Gross Profit from Merchandise Sales...................         29.2 (3)            28.3 (3)             1.1
Gross Profit from Service Revenue.....................         21.3 (3)            21.1 (3)            10.9
                                                              ------              ------              ------
Total Gross Profit....................................         27.8                27.1                 2.4

Selling, General and Administrative Expenses..........         20.9                20.8                  .5
                                                              ------              ------              ------
Operating Profit......................................          6.9                 6.3                 8.6

Nonoperating Income...................................           .1                  .1               367.5
Interest Expense......................................          2.1                 2.0                 3.1
                                                              ------              ------              ------
Earnings Before Income Taxes..........................          4.9                 4.4                13.3

Income Taxes..........................................         36.0 (4)            36.0 (4)            13.3
                                                              ------              ------              ------
Net Earnings..........................................          3.2                 2.8                13.3
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

Thirteen Weeks Ended July 31, 1999 vs. Thirteen Weeks Ended August 1, 1998
---------------------------------------------------------------------------

Total revenues for the second quarter remained stable despite a lower store count (650 at July 31, 1999 compared with 723 at August 1, 1998). Comparable store revenues (revenues generated by stores in operation during the same months of each period) increased 3.6% in 1999. Comparable store merchandise sales increased 3.1% while comparable service revenue increased 5.7%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to higher merchandise margins and a decrease in store occupancy costs, as a percentage of merchandise sales.

Gross profit from service revenue remained constant, as a percentage of service revenue, due primarily to a decrease in service center personnel costs offset by an increase in employee benefit costs, as a percentage of service revenue.

Selling, general and administrative expenses remained constant, as a percentage of total revenues, due primarily to increases in general office costs and employee benefit costs offset by decreases in media costs and store expenses, as a percentage of total revenues.


Nonoperating income consisted of the following:
  (in thousands)
                                        1999            1998
                                       ------          ------
  Net rental revenue                   $  201          $   86
  Investment income                       481              46
  Other income                             80              31
                                       ------          ------
  Total                                $  762          $  163
                                       ======          ======


Net earnings increased, as a percentage of total revenues, due primarily to an increase in gross profit from merchandise sales.



Results of Operation -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Twenty-six weeks ended                                   July 31, 1999      August 1, 1998       Fiscal 1999 vs.
                                                         (Fiscal 1999)       (Fiscal 1998)        Fiscal 1998
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         81.8%               83.2%                (.5)%
Service Revenue (1)...................................         18.2                16.8                 9.5
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                 1.2

Costs of Merchandise Sales (2)........................         71.1 (3)            72.0 (3)            (1.7)
Costs of Service Revenue (2)..........................         79.1 (3)            79.1 (3)             9.4
                                                              ------              ------              ------
Total Costs of Revenues...............................         72.6                73.2                  .3

Gross Profit from Merchandise Sales...................         28.9 (3)            28.0 (3)             2.7
Gross Profit from Service Revenue.....................         20.9 (3)            20.9 (3)             9.8
                                                              ------              ------              ------
Total Gross Profit....................................         27.4                26.8                 3.6

Selling, General and Administrative Expenses..........         21.5                21.2                 2.9
                                                              ------              ------              ------
Operating Profit......................................          5.9                 5.6                 6.4

Nonoperating Income...................................           .1                  .1               333.2
Interest Expense......................................          2.2                 2.1                 5.8
                                                              ------              ------              ------
Earnings Before Income Taxes..........................          3.8                 3.6                 8.6

Income Taxes..........................................         36.0 (4)            36.0 (4)             8.6
                                                              ------              ------              ------
Net Earnings..........................................          2.4                 2.3                 8.6
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

Twenty-six Weeks Ended July 31, 1999 vs. Twenty-six Weeks Ended August 1, 1998
-------------------------------------------------------------------------------

Total revenues for the first half increased 1.2% due to a 4.7% increase in comparable store revenues despite a lower store count (650 at July 31, 1999 compared with 723 at August 1, 1998). Comparable store merchandise sales increased 4.6% while comparable service revenue increased 5.1%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to higher merchandise margins and a decrease in store occupancy costs, as a percentage of merchandise sales.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to increases in general office costs and employee benefit costs offset, in part, by a decrease in media costs, as a percentage of total revenues.


Nonoperating income consisted of the following:
  (in thousands)
                                        1999            1998
                                       ------          ------
  Net rental revenue                   $  377          $  124
  Investment income                       613              99
  Other income                             80              24
                                       ------          ------
  Total                                $1,070          $  247
                                       ======          ======



Net earnings increased, as a percentage of total revenues, due primarily to an increase in gross profit from merchandise sales, as a percentage of merchandise sales offset, in part, by higher selling, general and administrative expenses, as a percentage of total revenues.

LIQUIDITY AND CAPITAL RESOURCES - July 31, 1999
------------------------------------------------

The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. During the first twenty-six weeks of 1999, the Company invested $52,053,000 in property and equipment while net inventory (net inventory includes the decrease in inventory less the change in accounts payable) decreased $30,869,000. Working capital decreased from $241,738,000 at January 30, 1999 to $158,473,000 at July 31, 1999. At July 31, 1999, the
Company had stockholders' equity of $654,495,000 and long-term debt of $770,918,000. The Company's long-term debt was 54% of its total capitalization at July 31, 1999 and 46% at January 30, 1999. As of July 31, 1999, the Company had available lines of credit totaling $255,000,000.

On February 1, 1999, the Company repurchased 11,276,698 of its common shares outstanding. The Company financed the share repurchase with $110,427,000 in cash and with the $70,000,000 proceeds received in connection with a private placement of Senior Notes issued on February 1, 1999. The Senior Notes were issued in two series at par and pay interest semiannually on January 31 and July 31. Series A Senior Notes, with an aggregate principal balance of $25,000,000, will mature in 2009 and bear interest at 7.80% per annum. Series B Senior Notes, with an aggregate principal balance of $45,000,000, will mature in 2011 and bear interest at 7.95% per annum. In addition, the interest rates on the Senior Notes are subject to a .50% increase for such time as the credit rating of the Company's long-term unsecured debt securities decreases below investment grade as rated by both Moody's and Standard & Poor's.

The Company plans to open approximately 13 new stores during the balance of the current fiscal year. Management estimates that the cost of this expansion, coupled with expenditures in existing stores, warehouses and offices will be approximately $61,000,000. In addition, the Company has cash requirements for the balance of the current fiscal year to repay debt maturities totaling $55,880,000, of which $55,794,000 relates to Convertible Subordinated Notes due in September 1999. During the second quarter of 1999, the Company redeemed $16,500,000 of the Convertible Subordinated Notes due in September of 1999, with cash provided by operating activities. The store expansion including related inventory requirements, the expenditures in existing stores, warehouses and offices, and the repayment of debt maturities are expected to be financed primarily from funds from operating activities.

Certain of the Company's debt agreements require the maintenance of financial ratios and covenants which were amended during the second quarter of 1999. The Company was in compliance with all financial ratios and covenants as of July 31, 1999.


NEW ACCOUNTING STANDARDS
------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities - Deferral of the Effective Date of FASB Statement No. 133," this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, although early adoption is encouraged. The Company is still in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

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

IT systems include the Company's application software, both proprietary and third party, as well as the hardware infrastructure. Specifically, this includes all software and related hardware for the Company's systems, namely: mainframe, store, personal computer, local area network, and data communication. The inventory, assessment, remediation, testing, and implementation phases for the IT systems are substantially complete. The Company estimates that approximately 95% of its IT systems are currently
Year 2000 compliant and expects to have substantially all of its IT systems Year 2000 compliant by October 1999.

The non-IT systems include equipment and systems that contain embedded computer chips, such as energy management, HVAC, telephone and the Company's service center equipment, which specifically includes its engine diagnostic, wheel alignment and emission testing equipment. The Company estimates that 80% of its non-IT systems are Year 2000 compliant and expects to have substantially all of its non-IT systems Year 2000 compliant by October 1999.

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

The Company estimates that total costs associated with the Year 2000 effort will range from approximately $10,000,000 to $12,000,000, of which approximately $7,800,000 has been incurred through July 31, 1999. The Company's Year 2000 costs have been and are expected to be funded out of cash flows from operating activities.

The foregoing statements as to costs and dates relating to the Year
2000 effort are forward-looking and as a result involve risks and uncertainties. They are based on the Company's best estimates which may be updated as additional information becomes available. The Company's forward-looking statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the ability or failure of vendors to deliver merchandise or perform services required by the Company and the collateral effects of Year 2000 issues on the Company's business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors that could cause actual costs or timetables to differ materially from the expected results.



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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit agreements, changes in the federal funds rate, the lenders' prime rate or LIBOR could affect the rates at which the Company could borrow funds thereunder. At July 31, 1999, the Company had no outstanding borrowings under these credit facilities. There have been no material changes to the market risk disclosures as reported in the Company's Form 10-K for the fiscal year ended January 30, 1999.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities and Use of Proceeds
          None.

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          An annual meeting of shareholders was held on June 2, 1999. The shareholders approved the election of directors shown below.

          Directors Elected at Annual Meeting of Shareholders
          ---------------------------------------------------

          Name                        Votes For         Votes Withheld
          ----                        ---------         --------------
          Mitchell G. Leibovitz      43,205,794            1,030,210

          Lester Rosenfeld           43,193,455            1,042,549

          Lennox K. Black            43,183,962            1,052,042
          ..................................................................

          Directors whose term of office continued after the Annual Meeting of Shareholders
          -----------------------------------------------------------------

          Name
          ----
          Bernard J. Korman

          J. Richard Leaman, Jr.

          Benjamin Strauss

          Myles H. Tanenbaum

          Malcolmn D. Pryor

          ..................................................................

          The shareholders also approved the 1999 Stock Incentive Plan with 37,018,836 affirmative votes, 6,905,151 negative votes and 312,017 abstentions.
          ..................................................................

          The shareholders also approved the appointment of the independent auditors Deloitte & Touche LLP with 43,624,157 affirmative votes, 382,790 negative votes and 229,057 abstentions.

          ..................................................................

          The shareholders also approved the shareholder proposal recommending that the Board of Directors consider declassification of the Board of Directors with 23,365,014 affirmative votes, 12,863,069 negative votes, 588,086 abstentions, and 7,419,835 broker non-votes.

          ..................................................................

          The shareholders disapproved the shareholder proposal regarding the sale of the Company to the highest bidder with 34,535,670 negative votes, 1,815,221 affirmative votes, 435,279 abstentions, and 7,449,834 broker non-votes.



Item 5.   Other Information
          None.



Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits

                (10.51)  1999 Stock Incentive Plan                        Incorporated by reference
                                                                          from the Schedule 14A filed
                                                                          on April 26, 1999


                (10.52) Amendment No. 5 dated as of July 23, 1999 to the Amended and Restated Credit
                         Agreement dated as of April 21, 1995 among the Pep Boys - Manny, Moe & Jack, the Banks signatory thereto and the Chase Manhattan
                         Bank, as Agent.


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

Date: September 10, 1999                 By: /s/ Michael J. Holden
      -----------------------            -------------------------

                                                 Michael J. Holden
                                         Executive Vice President &
                                         Chief Financial Officer

INDEX TO EXHIBITS
-----------------

 (10.52) Amendment No. 5 dated as of July 23, 1999 to the Amended and Restated Credit
          Agreement dated as of April 21, 1995 among the Pep Boys - Manny, Moe & Jack, the Banks signatory thereto and the Chase Manhattan
          Bank, as Agent.

 (11)     Computations of Earnings Per Share

 (27)     Financial Data Schedule