Form 10-Q
period 1999-10-30
PEP BOYS MANNY MOE & JACK
filed 1999-12-13
CIK 77449

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended October 30, 1999

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


As of October 30, 1999 there were 53,151,847 shares of the registrant's Common Stock outstanding.

---------------------------------------------------------------------------
Index                                                              Page
---------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION:


    Item 1.   Condensed Consolidated
              Financial Statements (Unaudited)

                  Consolidated Balance Sheets -
                  October 30, 1999 and January 30, 1999               3

                  Consolidated Statements of Operations -
                  Thirteen and Thirty-nine weeks ended
                  October 30, 1999 and October 31, 1998               4

                  Consolidated Statements of Cash Flows -
                  Thirty-nine weeks ended October 30, 1999
                  and October 31, 1998                                5

                  Notes to Condensed Consolidated
                  Financial Statements                              6-7

    Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                           8-14


    Item 3.   Quantitative and Qualitative Disclosures               15
              About Market Risk


PART II - OTHER INFORMATION:


    Item 1.    Legal Proceedings                                     16

    Item 2.    Changes in Securities and Use of Proceeds             16

    Item 3.    Defaults Upon Senior Securities                       16

    Item 4.    Submission of Matters to a Vote of
               Security Holders                                      16

    Item 5.    Other Information                                     16

    Item 6.    Exhibits and Reports on Form 8-K                      16


SIGNATURE PAGE                                                       17

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Condensed Consolidated Financial Statements (Unaudited)

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                       (dollar amounts in thousands, except per share amounts)

                                                                  October 30, 1999    January 30, 1999*
                                                                   -------------       -------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash and cash equivalents..................................        $   46,835          $  114,548
   Accounts receivable, net...................................            20,476              17,393
   Merchandise inventories....................................           544,612             527,397
   Prepaid expenses...........................................            14,116              36,634
   Deferred income taxes......................................            17,073              17,073
   Other......................................................            34,304              41,099
                                                                   -------------       -------------
      Total Current Assets....................................           677,416             754,144

 Property and Equipment - at cost:
   Land.......................................................           288,171             281,804
   Building and improvements..................................           939,977             907,309
   Furniture, fixtures and equipment..........................           624,225             596,840
   Construction in progress...................................            39,463              30,951
                                                                    ------------       -------------
                                                                       1,891,836           1,816,904
   Less accumulated depreciation and amortization.............           557,261             486,648
                                                                   -------------       -------------
      Total Property and Equipment............................         1,334,575           1,330,256

 Other........................................................            15,690              11,712
                                                                   -------------       -------------
                                                                      $2,027,681          $2,096,112
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable...........................................        $  276,381          $  240,391
   Accrued expenses...........................................           230,841             199,551
   Current maturities of convertible debt.....................                 -              72,294
   Current maturities of long-term debt.......................               179                 170
                                                                   -------------       -------------
      Total Current Liabilities...............................           507,401             512,406

 Long-Term Debt, less current maturities......................           602,715             526,851
 Convertible Debt, less current maturities....................           169,829             164,863
 Deferred Income Taxes........................................            80,208              80,208
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares - Issued
    63,910,577 and 63,847,640.................................            63,911              63,848
   Additional paid-in capital.................................           176,770             175,940
   Retained earnings..........................................           664,025             636,475
   Accumulated other comprehensive income.....................            (4,210)             (4,210)
                                                                   -------------        ------------
                                                                         900,496             872,053

   Less shares in treasury - 10,758,730 shares, at cost                  173,704                   -
   Less shares in benefits trust - 2,195,270 and
    2,232,500 shares, at cost                                             59,264              60,269
                                                                   -------------        ------------
      Total Stockholders' Equity..............................           667,528             811,784
                                                                   -------------        ------------
                                                                      $2,027,681          $2,096,112
                                                                   =============        ============

 See notes to condensed consolidated financial statements.

*Taken from the audited financial statements at January 30, 1999.


                                           THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (dollar amounts in thousands, except per share amounts)
                                                               (Unaudited)

                                                               Thirteen weeks ended               Thirty-nine weeks ended
                                                         --------------------------------    ---------------------------------
                                                        October 30, 1999   October 31, 1998 October 30, 1999   October 31, 1998
                                                         --------------     --------------   --------------     --------------
Merchandise Sales....................................        $493,838           $512,912       $1,503,222         $1,527,492
Service Revenue......................................         111,995            103,055          336,330            308,000
                                                         --------------     --------------   --------------     --------------
Total Revenues.......................................         605,833            615,967        1,839,552          1,835,492

Costs of Merchandise Sales...........................         357,180            393,000        1,074,936          1,123,536
Costs of Service Revenue.............................          90,884             82,890          268,300            245,089
                                                         --------------     --------------   --------------     --------------
Total Costs of Revenues..............................         448,064            475,890        1,343,236          1,368,625

Gross Profit from Merchandise Sales..................         136,658            119,912          428,286            403,956
Gross Profit from Service Revenue....................          21,111             20,165           68,030             62,911
                                                         --------------     --------------   --------------     --------------
Total Gross Profit...................................         157,769            140,077          496,316            466,867

Selling, General and Administrative Expenses.........         130,194            134,442          395,849            392,721
                                                         --------------     --------------   --------------     --------------
Operating Profit.....................................          27,575              5,635          100,467             74,146
Nonoperating Income..................................             731                469            1,801                716
Interest Expense.....................................          12,790             12,230           39,630             37,610
                                                         --------------     --------------   --------------     --------------
Earnings (Loss) Before Income Taxes                            15,516             (6,126)          62,638             37,252

Income Tax Expense (Benefit).........................           5,586             (2,205)          22,550             13,411
                                                         --------------     --------------   --------------     --------------
Net Earnings (Loss)..................................           9,930             (3,921)          40,088             23,841

Retained Earnings, beginning of period...............         659,408            667,268          636,475            647,505
Cash Dividends.......................................           3,439              4,002           10,254             12,001
Effect of Shares Repurchased from Benefits Trust.....               -                  -              410                  -
Effect of Issuance of Treasury Shares................           1,874                  -            1,874                  -
                                                         --------------     --------------   --------------     --------------
Retained Earnings, end of period.....................        $664,025           $659,345         $664,025           $659,345
                                                         ==============     ==============   ==============     ==============
Basic Earnings (Loss) per Share......................        $    .20           $   (.06)        $    .79           $    .39
Diluted Earnings (Loss) per Share....................        $    .20           $   (.06)        $    .79           $    .39
                                                         ==============     ==============   ==============     ==============
Cash Dividends per Share.............................        $  .0675           $  .0650         $  .2025           $  .1950
                                                         ==============     ==============   ==============     ==============

See notes to condensed consolidated financial statements.

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                            (Unaudited)
                                                                                   Thirty-nine weeks ended
                                                                            ----------------------------------
                                                                           October 30, 1999    October 31, 1998
                                                                            --------------      --------------
Cash Flows from Operating Activities:
     Net earnings                                                               $  40,088           $  23,841
     Adjustments to Reconcile Net Earnings to Net Cash
       Provided by Operating Activities:
        Depreciation and amortization                                              73,230              72,595
        Accretion of bond discount                                                  4,966               4,748
        Decrease in deferred income taxes                                               -              (2,256)
       (Gain) loss from sales of assets                                              (441)             20,312
     Changes in operating assets and liabilities:
        Decrease in accounts receivable, prepaid expenses
           and other                                                               22,252              18,771
       (Increase) Decrease in merchandise inventories                             (17,215)            106,400
        Increase (Decrease) in accounts payable                                    35,990            (248,388)
        Increase in accrued expenses                                               31,936              47,405
                                                                             -------------       -------------
     Net Cash Provided by Operating Activities.......................             190,806              43,428

Cash Flows from Investing Activities:
     Capital expenditures............................................             (78,590)           (126,966)
     Net proceeds from sales of assets...............................               1,482              99,203
                                                                             -------------       -------------
     Net Cash Used in Investing Activities...........................             (77,108)            (27,763)

Cash Flows from Financing Activities:
     Net payments under line of credit agreements....................                   -            (122,000)
     Net proceeds from issuance of notes.............................              76,000             202,241
     Reduction of long-term debt.....................................                (127)               (118)
     Reduction of convertible debt...................................             (72,294)                  -
     Dividends paid..................................................             (10,254)            (12,001)
     Purchase of treasury shares.....................................            (182,065)                  -
     Proceeds from exercise of stock options.........................               6,471               1,760
     Proceeds from dividend reinvestment plan........................                 858               1,112
                                                                             -------------       -------------
     Net Cash (Used In) Provided by Financing Activities.............            (181,411)             70,994
                                                                             -------------       -------------
Net (Decrease) Increase in Cash......................................             (67,713)             86,659
Cash and Cash Equivalents at Beginning of Period.....................             114,548              10,811
                                                                             -------------       -------------
Cash and Cash Equivalents at End of Period...........................           $  46,835           $  97,470
                                                                             =============       =============

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of October 30, 1999, the consolidated statements of operations for the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998 and the consolidated statements of cash flows for the thirty-nine week periods ended October 30, 1999 and October 31, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at October 30, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended January 30, 1999. The results of operations for the thirteen and thirty-nine week periods ended October 30, 1999 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation.

NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, inventories would have been approximately $0 higher at both October 30, 1999 and January 30, 1999.

NOTE 3. Comprehensive Income

Comprehensive Income is reported in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Accumulated other comprehensive income in the consolidated balance sheets as of October 30, 1999 and January 30, 1999 consists of a minimum pension liability adjustment. There were no differences between net earnings and comprehensive income for the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998.

NOTE 4. Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, although early adoption is encouraged. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.


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

NOTE 6.  Net Earnings (Loss) Per Share

                                                              Thirteen weeks ended                 Thirty-nine weeks ended
(in thousands, except per share data)                  ------------------------------------  ------------------------------------
                                                       October 30, 1999    October 31, 1998  October 30, 1999    October 31, 1998
                                                       ----------------    ----------------  ----------------    ----------------
(a)  Net earnings (loss)..............................          $9,930            $(3,921)          $40,088             $23,841

     Adjustment for interest on 4% convertible
       subordinated notes, net of income tax effect...               -                  -               968                   -

     Adjustment for interest on zero coupon convertible
       subordinated notes, net of income tax effect...               -                  -                 -                   -
---------------------------------------------------------------------------------------------------------------------------------
(b)  Adjusted net earnings (loss)                               $9,930            $(3,921)          $41,056             $23,841
---------------------------------------------------------------------------------------------------------------------------------

(c)  Average number of common shares outstanding
       during the period..............................          50,771             61,567            50,567              61,527

     Common shares assumed issued upon conversion of
       4% convertible subordinated notes..............               -                  -             1,251                   -

     Common shares assumed issued upon conversion of
       zero coupon convertible subordinated notes.....               -                  -                 -                   -

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price........              68                  -               233                 220
---------------------------------------------------------------------------------------------------------------------------------
(d)  Average number of common shares assumed
       outstanding during the period..................          50,839             61,567            52,051              61,747
---------------------------------------------------------------------------------------------------------------------------------
     Basic Earnings (Loss) per Share (a/c)............         $   .20            $  (.06)          $   .79             $   .39
     Diluted Earnings (Loss) per Share (b/d)..........         $   .20            $  (.06)          $   .79             $   .39
---------------------------------------------------------------------------------------------------------------------------------

Adjustments for certain convertible securities were antidilutive during the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998, and therefore, excluded from the computation of diluted EPS; however, these securities could potentially be dilutive in the future. Options to purchase shares of common stock which were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the shares of common stock during the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998 were as follows:

                                                               Thirteen weeks ended                  Thirty-nine weeks ended
(in thousands)                                           ----------------------------------    ----------------------------------
                                                        October 30, 1999    October 31, 1998  October 30, 1999    October 31, 1998
                                                         --------------      --------------    --------------      --------------
Common shares associated with antidilutive stock
  options excluded from computation of diluted EPS ......         4,944               3,803             3,608               3,716
                                                         --------------      --------------    --------------      --------------


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

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                   October 30, 1999    October 31, 1998      Fiscal 1999 vs.
                                                         (Fiscal 1999)       (Fiscal 1998)        Fiscal 1998
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         81.5%               83.3%               (3.7)%
Service Revenue (1)...................................         18.5                16.7                 8.7
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                (1.6)

Costs of Merchandise Sales (2)........................         72.3 (3)            76.6 (3)            (9.1)
Costs of Service Revenue (2)..........................         81.2 (3)            80.4 (3)             9.6
                                                              ------              ------              ------
Total Costs of Revenues...............................         74.0                77.3                (5.8)

Gross Profit from Merchandise Sales...................         27.7 (3)            23.4 (3)            14.0
Gross Profit from Service Revenue.....................         18.8 (3)            19.6 (3)             4.7
                                                              ------              ------              ------
Total Gross Profit....................................         26.0                22.7                12.6

Selling, General and Administrative Expenses..........         21.4                21.8                (3.2)
                                                              ------              ------              ------
Operating Profit......................................          4.6                  .9               389.4

Nonoperating Income...................................           .1                  .1                55.9
Interest Expense......................................          2.1                 2.0                 4.6
                                                              ------              ------              ------
Earnings (Loss) Before Income Taxes...................          2.6                (1.0)              353.3

Income Taxes..........................................         36.0 (4)            36.0 (4)           353.3
                                                              ------              ------              ------
Net Earnings (Loss)...................................          1.6                 (.6)              353.3
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

Thirteen Weeks Ended October 30, 1999 vs. Thirteen Weeks Ended October 31, 1998
---------------------------------------------------------------------------

Total revenues for the third quarter decreased 1.6% due to the sale and closure of 109 non-tire/non-service format Pep Boys Express stores during the thirteen week period ended October 31, 1998. This decrease was offset, in part, by a slight increase in comparable store revenues (revenues generated by stores in operation during the same months of each period) which increased 0.5% in 1999 and revenues generated from new stores opened subsequent to October 31, 1998. Comparable store merchandise sales decreased 0.5% while comparable service revenue increased 5.2%.

During the thirteen week period ended October 31, 1998, the Company recorded pretax charges to earnings of $25,251,000 ($16,160,000 net of tax) related to the sale and closure of 109 non-tire/non-service format Pep Boys Express stores. The total pretax charges were comprised of $23,769,000 recorded as cost of merchandise sales which included various building, leasehold improvement, fixture, and equipment write-offs, as well as lease commitment charges and the costs associated with handling the related merchandise inventories. The remaining $1,482,000 of related costs, which included store and general office payroll and travel expenses, were included in selling, general, and administrative expenses.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to the $23,769,000 in pretax charges recorded during the thirteen week period ended October 31, 1998 coupled with higher merchandise margins offset, in part, by an increase in store occupancy costs, as a percentage of merchandise sales.

Gross profit from service revenue decreased, as a percentage of service revenue, due primarily to an increase in employee benefit costs offset, in part, by a decrease in service center personnel costs, as a percentage of service revenue.

Selling, general and administrative expenses decreased, as a percentage of total revenues, due primarily to the $1,482,000 in pretax charges recorded during the thirteen week period ended October 31, 1998 and a decrease in media costs, as a percentage of total revenues.


Nonoperating income consisted of the following:
  (in thousands)
                                        1999            1998
                                       ------          ------
  Net rental revenue                   $  263          $  147
  Investment income                       477             220
  Other income (Expense)                   (9)            102
                                       ------          ------
  Total                                $  731          $  469
                                       ======          ======


The increase in net earnings, as a percentage of total revenues, was due primarily to the after tax charges of $16,160,000 recorded during the thirteen week period ended October 31, 1998 offset, in part, by a decrease in gross profit from merchandise sales, as a percentage of merchandise sales.



Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirty-nine weeks ended                                October 30, 1999     October 31, 1998     Fiscal 1999 vs.
                                                         (Fiscal 1999)       (Fiscal 1998)        Fiscal 1998
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         81.7%               83.2%               (1.6)%
Service Revenue (1)...................................         18.3                16.8                 9.2
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                  .2

Costs of Merchandise Sales (2)........................         71.5 (3)            73.6 (3)            (4.3)
Costs of Service Revenue (2)..........................         79.8 (3)            79.6 (3)             9.5
                                                              ------              ------              ------
Total Costs of Revenues...............................         73.0                74.6                (1.9)

Gross Profit from Merchandise Sales...................         28.5 (3)            26.4 (3)             6.0
Gross Profit from Service Revenue.....................         20.2 (3)            20.4 (3)             8.1
                                                              ------              ------              ------
Total Gross Profit....................................         27.0                25.4                 6.3

Selling, General and Administrative Expenses..........         21.5                21.4                  .8
                                                              ------              ------              ------
Operating Profit......................................          5.5                 4.0                35.5

Nonoperating Income...................................           .1                   -               151.5
Interest Expense......................................          2.2                 2.0                 5.4
                                                              ------              ------              ------
Earnings Before Income Taxes..........................          3.4                 2.0                68.2

Income Taxes..........................................         36.0 (4)            36.0 (4)            68.2
                                                              ------              ------              ------
Net Earnings..........................................          2.2                 1.3                68.2
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

Thirty-nine Weeks Ended October 30, 1999 vs. Thirty-nine Weeks Ended October 31, 1998
---------------------------------------------------------------------------

Total revenues for the thirty-nine weeks ended October 30, 1999 increased 0.2% due to a 3.3% increase in comparable store sales and sales generated by new stores opened subsequent to October 31, 1998 offset by the effect of the sale and closure of 109 non-tire/non-service format Pep Boys Express stores during the thirty-nine week period ended October 31, 1998. Comparable store merchandise sales increased 2.9%, while comparable service revenue increased 5.1%.

During the thirty-nine week period ended October 31, 1998, the Company recorded pretax charges to earnings of $25,251,000 ($16,160,000 net of tax) related to the sale and closure of 109 non-tire/non-service format Pep Boys Express stores. The total pretax charges were comprised of $23,769,000 recorded as cost of merchandise sales which included various building, leasehold improvement, fixture, and equipment write-offs, as well as lease commitment charges and the costs associated with handling the related merchandise inventories. The remaining $1,482,000 of related costs, which included mainly store and general office payroll and travel expenses, were included in selling, general, and administrative expenses.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to the $23,769,000 in pretax charges recorded during the thirty-nine week period ended October 31, 1998, coupled with higher merchandise margins.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to increases in general office costs and employee benefit costs offset, in part, by a decrease in media costs, as a percentage of total revenues, and the $1,482,000 of pretax charges recorded during the thirty-nine week period ended October 31, 1998.


Nonoperating income consisted of the following:
  (in thousands)
                                        1999            1998
                                       ------          ------
  Net rental revenue                   $  640          $  271
  Investment income                     1,090             319
  Other income                             71             126
                                       ------          ------
  Total                                $1,801          $  716
                                       ======          ======



The increase in net earnings, as a percentage of total revenues, was due primarily to the after tax charges of $16,160,000 recorded during the thirty-nine week period ended October 31, 1998 and an increase in gross profit from merchandise sales, as a percentage of merchandise sales offset, in part, by an increase in selling, general and administrative expenses, as a percentage of total revenues.

LIQUIDITY AND CAPITAL RESOURCES - October 30, 1999
------------------------------------------------

The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores, improvements to existing stores and to purchase inventory. During the first thirty-nine weeks of 1999, the Company invested $78,590,000 in property and equipment while net inventory (net inventory includes the increase in inventory less the change in accounts payable) decreased $18,775,000. Working capital decreased from $241,738,000 at January 30, 1999 to $170,015,000 at
October 30, 1999. At October 30, 1999, the Company had stockholders' equity of $667,528,000 and long-term debt of $772,544,000. The Company's long-term debt was 54% of its total capitalization at October 30, 1999 and 46% at January 30, 1999. As of October 30, 1999, the Company had available lines of credit totaling $260,000,000.

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

During the third quarter of 1999, the Company repaid the remaining principal balance of its Convertible Subordinated Notes totaling $55,794,000. During the second quarter of 1999, the Company redeemed $16,500,000 of the Convertible Subordinated Notes. The repayment of the Company's debt was financed with cash provided by operating activities.

The Company plans to open approximately 7 new stores during the balance of the current fiscal year. Management estimates that the cost of this expansion, coupled with expenditures in existing stores, warehouses and offices will be approximately $21,000,000. The store expansion, including related inventory requirements and the expenditures in existing stores, warehouses and offices are expected to be financed primarily from funds from operating activities.

Certain of the Company's debt agreements require the maintenance of financial ratios and covenants which were amended during the second quarter of 1999. The Company was in compliance with all financial ratios and covenants as of October 30, 1999.


NEW ACCOUNTING STANDARDS
------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities - Deferral of the Effective Date of FASB Statement No. 133," this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, although early adoption is encouraged. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

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

IT systems include the Company's application software, both proprietary and third party, as well as the hardware infrastructure. Specifically, this includes all software and related hardware for the Company's systems, namely: mainframe, store, personal computer, local area network, and data communication. The inventory, assessment, remediation, testing, and implementation phases for the IT systems are substantially complete. The Company's management believes that substantially all of its IT systems are currently Year 2000 compliant.

The non-IT systems include equipment and systems that contain embedded computer chips, such as energy management, HVAC, telephone and the Company's service center equipment, which specifically includes its engine diagnostic, wheel alignment and emission testing equipment. The Company's management believes that substantially all of its non-IT systems are Year 2000 compliant.

The Company has developed contingency plans for Year 2000 related business interruptions which identify what actions would need to be taken if a critical system or third party service provider were not Year 2000 compliant. These plans include, but are not limited to, the replacement of electronic applications with manual processes, back-up power supplies, additional staffing of support personnel to react to unforeseen events, and a formal disaster recovery procedure.

In conjunction with the development of contingency plans, the Company's critical third party vendor relationships (other than those relating to IT and non-IT systems), such as relationships with critical merchandise, transportation, utility, financial institutions and other general service providers, have been reviewed for Year 2000 compliance. The Company believes that should a vendor or service provider become unable to deliver merchandise or services, substitutes for many of the goods the Company sells and services it receives can be obtained from alternate sources.

Although the Company has made significant progress to ensure that its systems and facilities are Year 2000 compliant, the ability of service providers, merchandise vendors and certain other third parties, including communications and utility companies, to be Year 2000 compliant is beyond the Company's control. Therefore, the Company can offer no assurances that the systems of other entities on which the Company's systems may rely will be modified to be Year 2000 compliant or, if so modified, will be compatible with the Company's systems. The failure of these entities to achieve Year 2000 compliance on a timely basis could have a material adverse effect on the Company. At this time, the Company does not expect any Year 2000 issues to materially affect its operations, merchandise sales, service revenues, competitive position or financial performance.

The Company estimates that total costs associated with the Year 2000 effort will range from approximately $9,000,000 to $11,000,000, of which approximately $8,700,000 has been incurred through October 30, 1999. The Company's Year 2000 costs have been and are expected to continue to be funded out of cash flows from operating activities.

Certain of the foregoing statements relating to the Year 2000 effort are forward-looking and as a result involve risks and uncertainties. They are based on the Company's best estimates which may be updated as additional information becomes available. The Company's forward-looking statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the ability or failure of vendors or service providers to deliver merchandise or perform services required by the Company and the collateral effects of Year 2000 issues on the Company's business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors that could cause actual costs or timetables to differ materially from the expected results.



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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit agreements, changes in the federal funds rate, the lenders' prime rate or LIBOR could affect the rates at which the Company could borrow funds thereunder. At October 30, 1999, the Company had no outstanding borrowings under these credit facilities. There have been no material changes to the market risk disclosures as reported in the Company's Form 10-K for the fiscal year ended January 30, 1999.

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

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.



Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits

                (10.53)  The Pep Boys - Manny, Moe and Jack
                         1999 Stock Incentive Plan - Amended
                         and Restated as of August 31, 1999

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

Date: December 13, 1999                 By: /s/ Michael J. Holden
      -----------------------            -------------------------

                                                 Michael J. Holden
                                         Executive Vice President &
                                         Chief Financial Officer

INDEX TO EXHIBITS
-----------------

 (10.53)  The Pep Boys - Manny, Moe and Jack
          1999 Stock Incentive Plan - Amended
          and Restated as of August 31, 1999.

 (11)     Statement Re: Computation of Earnings Per
          Share

 (27)     Financial Data Schedule