Form 10-K
period 2000-01-29
PEP BOYS MANNY MOE & JACK
filed 2000-04-28
CIK 77449

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-K


(Mark One)

(x) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended January 29, 2000

                                       OR

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (NO FEE REQUIRED)


                   For the transition period from        to
                                                  ------    ------

                         Commission file number 1-3381
                                                ------



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



                                  215-430-9000
               ----------------------------------------------------
               (Registrant's telephone number, including area code)




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

                                  Yes       No  X
                                     -----    -----


As of the close of business on April 7, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $280,104,239.

As of April 7, 2000, there were 53,189,369 shares of the registrant's common stock outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

PART III Portions of the registrant's definitive proxy statement, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year, for the Company's Annual Meeting of Shareholders presently scheduled to be held on May 31, 2000.

        This Annual Report on Form 10-K for the year ended January 29, 2000, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities on or after the date of such filing, pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

                                     PART I

ITEM 1 BUSINESS

GENERAL

         The Pep Boys - Manny, Moe & Jack and Subsidiaries (the "Company") is a leading automotive retail and service chain. The Company operates in one industry, the automotive aftermarket. The Company is engaged principally in the retail sale of automotive parts, tires and accessories, automotive maintenance and service and the installation of parts. The Company's primary operating unit is its SUPERCENTER format. As of January 29, 2000, the Company operated 662 stores consisting of 649 SUPERCENTERS and one SERVICE & TIRE CENTER, having an aggregate of 6,895 service bays, as well as 12 non-service/non-tire format PEP BOYS EXPRESS stores. The Company operates approximately 13,559,000 gross square feet of retail space, including service bays. The SUPERCENTERS average approximately 20,700 square feet and the 12 PEP BOYS EXPRESS stores average approximately 9,600 square feet. The Company believes that its unique SUPERCENTER format offers the broadest capabilities in the industry and positions the Company to gain market share and increase its profitability by serving the "do-it-yourself," automotive service, tire and "buy-for-resale" customer sectors with the highest quality merchandise and service.

         As of January 29, 2000 the Company operated its stores in 37 states and Puerto Rico. The following table indicates by state the number of stores of the Company in operation at the end of fiscal 1996, 1997, 1998 and 1999 and the number of stores opened and closed by the Company during each of the last three fiscal years:


                                     NUMBER OF STORES AT END OF FISCAL YEARS 1996 THROUGH 1999

                                  1996                           1997                          1998                           1999
                                  Year                           Year                          Year                           Year
State                              End       Opened     Closed    End       Opened   Closed     End      Opened    Closed      End
------                             ---       ------     ------    ---       ------   ------     ---      ------    ------      ---

Alabama                              1            -         -       1           -         -       1           -         -        1
Arizona                             23            1         -      24           -         1      23           -         -       23
Arkansas                             1            -         -       1           -         -       1           -         -        1
California                         146           10         -     156           6        30     132           4         -      136
Colorado                             8            -         -       8           -         -       8           -         -        8
Connecticut                          7            2         -       9           1         1       9           -         -        9
Delaware                             5            1         -       6           -         -       6           -         -        6
District of Columbia                 3            2         -       5           -         5       -           -         -        -
Florida                             42            9         -      51           2         5      48           -         -       48
Georgia                             25            1         -      26           -         -      26           -         -       26
Illinois                            21           11         -      32           1         8      25           -         -       25
Indiana                              6            6         -      12           4         4      12           1         -       13
Kansas                               2            -         -       2           -         -       2           -         -        2
Kentucky                             4            -         -       4           -         -       4           -         -        4
Louisiana                           12            -         -      12           -         -      12           -         -       12
Maine                                -            -         -       -           1         -       1           -         -        1
Maryland                            20            5         2      23           -         4      19           -         -       19
Massachusetts                        9            2         -      11           3         6       8           2         -       10
Michigan                            11            6         -      17           4         6      15           2         -       17
Minnesota                            -            -         -       -           2         -       2           1         -        3
Missouri                             1            -         -       1           -         -       1           -         -        1
Nevada                               8            2         -      10           2         -      12           -         -       12
New Hampshire                        2            2         -       4           -         -       4           -         -        4
New Jersey                          26            8         -      34           -         9      25           3         -       28
New Mexico                           8            -         -       8           -         -       8           -         -        8
New York                            27           19         -      46           2        18      30           3         -       33
North Carolina                      11            -         -      11           -         -      11           -         -       11
Ohio                                13            1         -      14           1         -      15           -         -       15
Oklahoma                             6            -         -       6           -         -       6           -         -        6
Oregon                               -            -         -       -           1         -       1           2         -        3
Pennsylvania                        43            8         1      50           4         8      46           -         -       46
Puerto Rico                         11           10         -      21           2         -      23           2         -       25
Rhode Island                         3            1         -       4           -         1       3           -         -        3
South Carolina                       6            -         -       6           -         -       6           -         -        6
Tennessee                            7            -         -       7           -         -       7           -         -        7
Texas                               65            -         -      65           -         4      61           -         -       61
Utah                                 6            -         -       6           -         -       6           -         -        6
Virginia                            15            3         -      18           -         2      16           1         -       17
Washington                           -            -         -       -           3         -       3           3         -        6
                                  ----          ---        --     ---        ----        --    ----        ----        --     ----

Total                              604          110         3     711          39       112     638          24         -      662
                                   ===           ==        ==     ===          ==        ==     ===          ==       ===      ===


NEW STORES AND EXPANSION STRATEGY

         During fiscal 1999, the Company opened 24 SUPERCENTERS, all of which include service bays.

         The Company's typical SUPERCENTER is a free standing, "one-stop" shopping automotive warehouse that features state-of-the-art service bays. Each SUPERCENTER carries an average of approximately 25,000 stock-keeping units and serves the automotive aftermarket needs of the "do-it-yourself," the "do-it-for-me" (automotive service), tire and "buy-for-resale" customer sectors. The Company's primary SUPERCENTER prototype is approximately 18,200 square feet and generally features 12 service bays. The Company currently intends to continue to utilize this prototype in fiscal 2000.


       The Company completed the rollout of its commercial automotive parts delivery program during fiscal 1998. This program was established to increase the Company's market share with the professional installer. The program has strengthened the Company's position with the "buy-for-resale" customer by taking greater advantage of the breadth and quality of its parts inventory as well as its experience supplying its own service bays and mechanics. As of January 29, 2000, 581 of the Company's stores provide commercial parts delivery, which represents approximately 88% of its stores.

         In fiscal 2000, the Company plans to focus much of its energy on improving the performance of its existing stores. As a result, the Company plans to open approximately 5 new stores, all of which will be SUPERCENTERS. If all 5 stores are opened, the Company anticipates spending approximately $12,605,877 in addition to the $12,205,535 it has already spent as of January 29, 2000 in connection with certain of these locations. Additionally in fiscal 2000, the Company anticipates spending approximately $3,760,828 on certain stores it expects to open in fiscal 2001. The Company expects to fund this expansion from net cash generated by operating activities.

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

MERCHANDISING

         Each Pep Boys SUPERCENTER and PEP BOYS EXPRESS store carries the same basic product line, with variations based on the number and type of cars registered in the different markets. A full complement of inventory at a typical SUPERCENTER includes an average of approximately 25,000 items (approximately 24,000 items are in a PEP BOYS EXPRESS store). The Company's automotive product line includes: tires (not stocked at PEP BOYS EXPRESS locations); batteries; new and remanufactured parts for domestic and imported cars, including suspension parts, ignition parts, exhaust systems, engines and engine parts, oil and air filters, belts, hoses, air conditioning parts, lighting, wiper blades and brake parts; chemicals, including oil, antifreeze, polishes, additives, cleansers and paints; mobile electronics, including sound systems, alarms, and remote vehicle starters; car accessories, including seat covers, floor mats, and exterior accessories; hand tools, including sockets, wrenches, ratchets, paint and body tools, jacks and lift equipment, automotive specialty tools and test gauges; as well as a selection of truck, van and sport utility vehicle accessories.

         In addition to offering a wide variety of high quality, branded products, the Company sells an array of high quality products under the Pep Boys and various other private label names. The Company sells chemicals, oil, oil treatments, air filters, oil filters, transmission fluids, anti-freeze, wiper blades and lubricants under the name PROLINE (R). The Company also sells paints under the name VARSITY (R), starters, batteries, battery booster packs and alternators under the name PROSTART (R), water pumps and cooling system parts under the name PROCOOL (R), and temperature gauges under the name PROTEMP (R). Brakes are sold under the names SHUR GRIP (R), PROSTOP (R) and ELITE (tm) and tires under the names CORNELL (R) and FUTURA (R).

The Company also sells shock absorbers under the name PRO RYDER (R), and trunk and hatchback lift supports under the name PROLIFT (R). All products sold by the Company under the Pep Boys and various other private label names accounted for approximately 33% of the Company's merchandise sales in fiscal 1999. The remaining merchandise is sold under the brand names of others. Revenues from maintaining or repairing automobiles and installing products, accounted for approximately 18.4%, 17.0% and 16.3% of the Company's total revenues in
fiscal years 1999, 1998 and 1997, respectively.   Revenues from the sale of
tires accounted for approximately 16.0%, 14.2% and 13.2% of the Company's total revenues in fiscal years 1999, 1998 and 1997, respectively. No other class of products or services accounted for as much as 10% of the Company's total revenues.

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

        In fiscal 1999, approximately 59% of the Company's total revenues were cash transactions (including personal checks), and the remainder were credit and debit card transactions and commercial credit accounts.

        The Company does not experience significant seasonal fluctuation in the generation of its revenues.


STORE OPERATIONS AND MANAGEMENT

         All Pep Boys stores are open seven days a week. Each SUPERCENTER has a manager, a service manager, a retail sales manager and two or more assistant managers. Each PEP BOYS EXPRESS store has a manager, a retail sales manager and two or more assistant managers. Stores with the auto parts delivery program have a commercial sales manager in addition to the management previously mentioned. A store manager's average length of service with the Company is approximately seven years.

         The Company has service bays in 650 of its 662 locations. Each service department can perform a variety of services which generally include: engine diagnosis and tune-ups, wheel and front end alignments, state inspection and emission services, air conditioning service, heating and cooling system service, fuel injection and throttle body service, and battery and electrical service; the repair and installation of parts and accessories including brake parts, suspension parts, exhaust systems, front end parts, ignition parts, belts, hoses, clutches, filters, stereos and speakers, alarms, sunroofs, cruise controls, remote starters and various other merchandise sold in the Company's stores; installation and balancing of tires; and oil and lubrication services.

         The Company coordinates the operation and merchandising of each store through a network of district and regional managers. The regional managers report to the Vice President - Sales, who reports to the Company's Senior Vice President - Store Operations, who reports to the Company's Chairman of the Board, President & Chief Executive Officer. Supervision and control over the individual stores are facilitated by means of the Company's computer system, operational handbooks and regular visits to the individual stores by the district operations managers and loss prevention personnel.


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

         Each Pep Boys store has an automatic inventory replenishment system that automatically orders additional inventory when a store's inventory on hand falls below the target level. In addition, the Company's centralized buying system, coupled with continued advancement in its warehouse and distribution systems, has enhanced the Company's ability to control its inventory.

SUPPLIERS

         During fiscal 1999, the Company's ten largest suppliers accounted for approximately 46% of the merchandise purchased by the Company. No single supplier accounted for more than 12% of the Company's purchases. The Company has no long-term contracts under which the Company is required to purchase merchandise. Management believes that the relationships the Company has established with its suppliers are generally good.

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

EMPLOYEES

At January 29, 2000, the Company employed 27,987 persons as follows:

                                                   Full-time                        Part-time                          Total
Description                                  Numbers         %                Numbers         %                Numbers         %
                                             -------        ----              -------        ----              -------        ----
Store Sales                                    8,878        43.2                5,349        71.9               14,227        50.8
Store Service                                  9,101        44.3                1,898        25.5               10,999        39.3
                                             -------       -----                -----       -----              -------       -----

STORE TOTAL                                   17,979        87.5                7,247        97.4               25,226        90.1

Warehouses                                     1,146         5.6                  164         2.2                1,310         4.7
Offices                                        1,419         6.9                   32          .4                1,451         5.2
                                             -------      ------              -------     -------              -------      ------

TOTAL EMPLOYEES                               20,544       100.0                7,443       100.0               27,987       100.0
                                              ======       =====                =====       =====               ======       =====

         Of the 1,310 full-time and part-time warehouse employees referred to above, 122 employees at the Company's New Jersey warehouse facilities are members of a union. The Company believes employee relations are generally good. At the end of fiscal 1998, the Company employed approximately 19,754 full-time and 7,706 part-time employees and at the end of fiscal 1997, the Company employed approximately 18,160 full-time and 6,043 part-time employees.

ITEM A  EXECUTIVE OFFICERS OF THE COMPANY

         The following table indicates the names, ages, years with the Company and positions (together with the year of election to such positions) of the executive officers of the Company:


-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Years with            Position with the Company and
Name                                                   Age                   Company             Date of Election to Position
-----                                                  ---                   -------             ----------------------------

Mitchell G. Leibovitz                                   54                        21             Chairman of the Board since 1994;
                                                                                                 Chief Executive Officer
                                                                                                 since 1990; President since 1986

George Babich Jr.                                       48                         4             Senior Vice President since 2000;
                                                                                                 Chief Financial Officer since
                                                                                                 2000; Vice President of Finance
                                                                                                 and Treasurer since 1996

Mark L. Page                                            43                        24             Senior Vice President - Store
                                                                                                 Operations since 1993


Frederick A. Stampone                                   44                        17             Senior Vice President since 1987;
                                                                                                 Chief Administrative Officer
                                                                                                 since 1993; Secretary since 1988




Robert E. Brann                                         48                         2             Senior Vice President -
                                                                                                 Merchandising since March 1999;
                                                                                                 Vice President - Merchandising
                                                                                                 since August 1998



        Messrs. Leibovitz, Page and Stampone have been executive officers of the Company for more than the past five years.

        Mr. Brann was promoted to Senior Vice President - Merchandising in March 1999. Prior to that position he was Vice President - Merchandising, since August 1998. Prior to joining Pep Boys, Mr. Brann served as Executive Vice President - Merchandising for Trak Auto Corp. from 1989 until August 1998.

        Mr. Babich was elected Senior Vice President & Chief Financial
Officer of the Company on March 28, 2000. Mr. Babich joined the Company as Vice President-Finance & Treasurer in September 1996. Prior to joining Pep Boys,
Mr. Babich was the Chief Financial Officer of Morgan, Lewis & Bockius from
1991 to 1996; Vice President & CFO - North America and then Vice President Corporate Business & Strategic Planning of The Franklin Mint from 1989 to 1991; and held numerous management positions of increasing responsibility at PepsiCo Inc., from 1982 to 1989 and also at Ford Motor Company, from 1978 to 1982.

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

         Of the 662 store locations operated by the Company at January 29, 2000, 351 are owned and 311 are leased. Of the 311 leased store locations, 198 are ground leases.

         The following table sets forth certain information regarding the owned and leased warehouse space utilized by the Company for its 662 store locations at January 29, 2000.

Warehouse                               Products             Square           Owned or            Stores                    States
Location                              Warehoused            Footage             Leased          Serviced                  Serviced
---------                             ----------            -------             ------          --------                   -------
Los Angeles, CA                       All except            216,000              Owned               145               AZ, CA, NV,
                                           tires                                                                            NM, UT

Los Angeles, CA                            Tires             73,000             Leased               145               AZ, CA, NV,
                                                                                                                            NM, UT

Los Angeles, CA                       All except            137,000             Leased               145               AZ, CA, NV,
                                           tires                                                                            NM, UT



Bridgeport, NJ                        All except            195,000              Owned                51               DE, MD, NJ,
                                           tires                                                                            PA, VA



Bridgeport, NJ                         Tires and            273,000             Leased                51               DE, MD, NJ,
                                       chemicals                                                                            PA, VA



Atlanta, GA                                  All            392,000              Owned               134               AL, FL, GA,
                                                                                                                       NC, PR, SC,
                                                                                                                            TN, VA

Mesquite, TX                                 All            244,000              Owned                98               AR, CO, KS,
                                                                                                                       LA, MO, NM,
                                                                                                                            OK, TX

Plainfield, IN                               All            403,000             Leased               110               IL, IN, KY,
                                                                                                                       MI, MN, NY,
                                                                                                                       OH, PA, TN,
                                                                                                                                VA

Tracy, CA                                    All            246,250             Leased                42                CA, OR, NV,
                                                                                                                                 WA

Chester, NY                                  All            400,400             Leased                82               CT, DE, MA,
                                                         ----------                                                    MD, ME, NH,
                                                                                                                       NJ, NY, PA,
                                                                                                                                 RI
Total                                                     2,579,650
                                                         ==========

         The Company anticipates that its existing warehouse space will accommodate inventory necessary to support store expansion and any increase in stock-keeping units through the end of fiscal 2000.

         The Company is subject to federal, state and local provisions relating to the protection of the environment, including provisions with respect to the disposal of oil at its store locations. Estimated capital expenditures relating to compliance with such environmental provisions are not deemed material.

ITEM 3  LEGAL PROCEEDINGS

         The Company is a defendant in a purported class action entitled "Brian Lee, Anthony Baxton, and Harry Schlein v. The Pep Boys - Manny, Moe & Jack," in the Circuit Court of Mobile County, Alabama. The Company has moved to dismiss the case for failure to state a claim. The Company's motion to dismiss is pending before the Circuit Court of Mobile County, Alabama. In their complaint, the plaintiffs allege that the Company sold old or used automotive batteries to consumers as if those batteries were new. The complaint purports to state causes of action for fraud and deceit, negligent misrepresentation, breach of contract and violation of state consumer protection statutes. The plaintiffs are seeking compensatory and punitive damages, as well as injunctive and other equitable relief. The Company believes the claims are without merit and intends to vigorously defend this action.

        The Company is a defendant in an action entitled "Coalition for a Level Playing Field, L.L.C., et al. v. AutoZone, Inc., et al.," in the United States District Court for the Eastern District of New York. There are over 100 plaintiffs, consisting of automotive jobbers, warehouse distributors and a coalition of several trade associations; the defendants are AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., CSK Auto, Inc., the Company, Discount Auto Parts, Inc., O'Reilly Automotive, Inc. and Keystone Automotive Operations, Inc. The plaintiffs allege that the defendants violated various provisions of the Robinson-Patman Act by, among other things, knowingly inducing and receiving various forms of discriminatory prices from automotive parts manufacturers. The plaintiffs are seeking compensatory damages, which would be trebled under applicable law, as well as injunctive and other equitable relief. The Company believes the claims are without merit and intends to vigorously defend this action.

        The Company is also party to various other lawsuits and claims, including purported class actions, arising in the normal course of business. In the opinion of management, these lawsuits and claims, including the cases above, are not, singularly or in the aggregate, material to the Company's financial position or results of operations.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended January 29, 2000.

                                     PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The common stock of The Pep Boys - Manny, Moe & Jack is listed on the New York Stock Exchange under the symbol "PBY". There were 3,657 registered shareholders as of January 29, 2000. The following table sets forth for the periods listed, the high and low sale prices and the cash dividends paid on the Company's common stock.


---------------------------------------------------------------------------------------------------------------

MARKET PRICE PER SHARE

                                                       Market Price Per Share                     Cash Dividends
Fiscal year ended January 29, 2000                     High                Low                         Per Share
-----------------------------------                    ----                ---                         ---------
First Quarter                                          20 3/16             14 1/4                         $.0675
Second Quarter                                         21 5/8              14 3/16                         .0675
Third Quarter                                          17 7/16             11 5/16                         .0675
Fourth Quarter                                         13                   7 1/8                          .0675


Fiscal year ended January 30, 1999
----------------------------------

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

SELECTED FINANCIAL DATA (UNAUDITED)
(dollar amounts in thousands, except per share amounts)

Year ended                                     Jan. 29, 2000     Jan. 30, 1999    Jan. 31, 1998      Feb. 1, 1997    Feb. 3, 1996
-----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF EARNINGS DATA
Merchandise sales                                $ 1,954,010       $ 1,991,340      $ 1,720,670       $ 1,554,757      $ 1,355,008
Service revenue                                      440,523           407,368          335,850           273,782          239,332
Total revenues                                     2,394,533         2,398,708        2,056,520         1,828,539        1,594,340
Gross profit from merchandise sales                  538,957           492,443(2)       474,239(3)        484,494          411,133
Gross profit from service revenue                     84,078            79,453           66,081            53,025           44,390
Total gross profit                                   623,035           571,896(2)       540,320(3)        537,519          455,523
Selling, general and
 administrative expenses                             528,838           517,827(2)       429,523(3)        349,353          295,098
Operating profit                                      94,197            54,069(2)       110,797(3)        188,166          160,425
Nonoperating income                                    2,327             2,145            4,315             1,369            1,099
Interest expense                                      51,557            48,930           39,656            30,306           32,072
Earnings before income taxes                          44,967             7,284(2)        75,456(3)        159,229          129,452
Net earnings                                          29,303             4,974(2)        49,611(3)        100,824           81,494

BALANCE SHEET DATA

Working capital                                  $   172,332       $   241,738      $   151,340       $    70,691      $    39,868
Current ratio                                      1.31 to 1         1.47 to 1        1.24 to 1         1.13 to 1        1.09 to 1
Merchandise inventories                          $   582,898       $   527,397      $   655,363       $   520,082      $   417,852
Property and equipment-net                         1,335,749         1,330,256        1,377,749         1,189,734        1,014,052
Total assets                                       2,072,672         2,096,112        2,161,360         1,818,365        1,500,008
Long-term debt (includes
 all convertible debt)                               784,024           691,714          646,641           455,665          367,043
Stockholders' equity                                 658,284           811,784          822,635           778,091          665,460

DATA PER COMMON SHARE

Basic earnings(1)                                $       .58       $       .08(2)   $       .81(3)    $      1.67      $      1.37
Diluted earnings(1)                                      .58               .08(2)           .80(3)           1.62             1.34
Cash dividends                                           .27               .26              .24               .21              .19
Stockholders' equity                                   12.91             13.18            13.39             12.78            11.12
Common share price range:
 high                                                 21 5/8          26 11/16           35 5/8            38 1/4           34 3/4
 low                                                   7 1/8            12 3/8          21 9/16            27 7/8           21 7/8

OTHER STATISTICS

Return on average
  stockholders' equity                                  4.0%              0.6%             6.2%             14.0%            13.0%
Common shares issued and outstanding              50,994,099        61,615,140       61,425,228        60,886,991       59,851,521
Capital expenditures                             $   104,446       $   167,876      $   284,084       $   245,246      $   205,913
Number of retail outlets                                 662               638              711               604              506
Number of service bays                                 6,895             6,608            6,208             5,398            4,727
----------------------------------------------------------------------------------------------------------------------------------

(1) All data per common share for the years ended February 1, 1997 and prior have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128 "Earnings per Share."

(2) Includes pretax charges of $29,451 ($20,109 net of tax or $.33 per share-basic and diluted), $27,733 of which reduced gross profit from merchandise sales with the remaining $1,718 included in selling, general and administrative expenses. These charges were associated with the closure and sale of 109 Express stores.

(3) Includes pretax charges of $28,012 ($18,418 net of tax or $.30 per share-basic and diluted), $16,330 of which reduced gross profit from merchandise sales with the remaining $11,682 included in selling, general and administrative expenses. These charges were associated with closing nine stores, reducing the store expansion program, converting all Parts USA stores to the Pep Boys Express format, certain equipment write-offs, and severance and other non-recurring expenses.

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

                                                        Percentage of Total Revenues                       Percentage Change
-----------------------------------------------------------------------------------------------------------------------------------

                                             Jan. 29, 2000    Jan. 30, 1999     Jan. 31, 1998      Fiscal 1999 vs.  Fiscal 1998 vs.
Year ended                                   (Fiscal 1999)    (Fiscal 1998)     (Fiscal 1997)          Fiscal 1998      Fiscal 1997
-----------------------------------------------------------------------------------------------------------------------------------
Merchandise Sales                                  81.6%            83.0%             83.7%                 (1.9)%           15.7%
Service Revenue(1)                                 18.4             17.0              16.3                   8.1             21.3
-----------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                    100.0            100.0             100.0                  (0.2)            16.6
-----------------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales(2)                      72.4(3)          75.3(3)           72.4(3)               (5.6)            20.3
Costs of Service Revenue(2)                        80.9(3)          80.5(3)           80.3(3)                8.7             21.6
-----------------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                            74.0             76.2              73.7                  (3.0)            20.5
-----------------------------------------------------------------------------------------------------------------------------------

Gross Profit from Merchandise Sales                27.6(3)          24.7(3)           27.6(3)                9.4              3.8
Gross Profit from Service Revenue                  19.1(3)          19.5(3)           19.7(3)                5.8             20.2
-----------------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                 26.0             23.8              26.3                   8.9              5.8
-----------------------------------------------------------------------------------------------------------------------------------
Selling, General and
  Administrative Expenses                          22.1             21.6              20.9                   2.1             20.6
-----------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                    3.9              2.2               5.4                  74.2            (51.2)
Nonoperating Income                                 0.1              0.1               0.2                   8.5            (50.3)
Interest Expense                                    2.1              2.0               1.9                   5.4             23.4
-----------------------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                        1.9              0.3               3.7                 517.3            (90.3)
-----------------------------------------------------------------------------------------------------------------------------------
Income Taxes                                       34.8(4)          31.7(4)           34.3(4)              578.1            (91.1)
-----------------------------------------------------------------------------------------------------------------------------------
Net Earnings                                        1.2              0.2               2.4                 489.1            (90.0)
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

FISCAL 1999 VS. FISCAL 1998

         Total revenues for fiscal 1999 decreased 0.2% from fiscal 1998 due primarily to the sale and closure of 115 stores in fiscal 1998. This decrease was offset, in part, by an increase in comparable store revenues (revenues generated by stores in operation during the same months of each period) of 1.5% in fiscal 1999. Comparable store merchandise sales increased 0.9% while comparable service revenue increased 4.4%.

         During fiscal 1998, the Company recorded pretax charges to earnings of $29,451,000 ($20,109,000 net of tax) related to the sale and closure of 115 stores. The total pretax charges were comprised of $27,733,000 recorded as costs of merchandise sales and $1,718,000 of selling, general and administrative expenses. There were no such charges in fiscal 1999.

        Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to higher merchandise margins coupled with the absence of $27,733,000 in pretax charges recorded in fiscal 1998 offset, in part, by an increase in store occupancy costs.

         Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to increases in general office costs and store expenses offset, in part, by a decrease in media costs and the absence of $1,718,000 in pretax charges recorded in fiscal 1998.

         The increase in net earnings, as a percentage of total revenues, was due primarily to an increase in gross profit from merchandise sales, as a percentage of merchandise sales, and the absence of after tax charges of $20,109,000 recorded in fiscal 1998 offset, in part, by an increase in selling, general and administrative expenses, as a percentage of total revenues.


FISCAL 1998 VS. FISCAL 1997

        Total revenues for fiscal 1998 increased 16.6% over fiscal 1997 due primarily to a 9.0% increase in comparable store sales as well as more stores in operation during fiscal 1998 versus fiscal 1997. Comparable store merchandise sales, which were positively impacted by the Company's commercial delivery program, increased 8.6% while comparable service revenue increased 11.5%.

        Sales for fiscal 1998 were negatively impacted by the sale and closure of 115 stores, 109 of which were closed on or about October 10, 1998.
On October 21, 1998, the Company consummated the sale of real estate assets relating to 100 of these stores. As a result of these events, the Company recorded pretax charges of $29,451,000 ($20,109,000 net of tax), $27,733,000 of
which was included in costs of merchandise sales. These costs include various building, leasehold improvement, fixture and equipment write-offs, as well as lease commitment charges and the costs associated with handling the related merchandise inventories. The remaining $1,718,000 of related costs, which consist primarily of store and general office payroll and travel expenses, were included in selling, general and administrative expenses.

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

        The significant decrease in net earnings in fiscal 1998, as compared with fiscal 1997, was due primarily to a substantial decrease in gross profit from merchandise sales, as a percentage of merchandise sales and an increase in selling, general and administrative expenses, as a percentage of total revenues. After tax charges of $20,109,000 were recorded in fiscal 1998, compared with after tax charges of $18,418,000 recorded in fiscal 1997.

EFFECTS OF INFLATION

         The Company uses the LIFO method of inventory valuation. Thus, the cost of merchandise sold approximates current cost. Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on revenues or results of operations during fiscal 1999, fiscal 1998 or fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. The Company opened 24 stores in fiscal 1999, 39 stores in fiscal 1998, and 110 stores in fiscal 1997. In fiscal 1999, the Company decreased its level of capital expenditures by 37.8% as compared to fiscal 1998. In fiscal 1999, with decreased levels of capital expenditures, the use of cash to repurchase 11,276,698 common shares of stock (partially offset by a decrease in net inventory levels), the Company increased its debt by $20,029,000 and decreased its cash and cash equivalents by $96,063,000. In fiscal 1998, with significantly decreased levels of capital expenditures and the cash generated from its sale of real estate assets (partially offset by an increase in net inventory levels), the Company increased its debt by $70,380,000 and increased its cash and cash equivalents by $103,737,000. In fiscal 1997, with increased levels of capital expenditures and net inventory, the Company increased its debt by $174,999,000.


         The following table indicates the Company's principal cash requirements for the past three years.
(dollar amounts                       Fiscal               Fiscal               Fiscal
in thousands)                           1999                 1998                 1997               Total
---------------------------------------------------------------------------------------------------------------
Cash Requirements:
    Capital expenditures            $104,446             $167,876             $284,084            $556,406
    Net inventory
      (decrease) increase(1)         (24,174)              40,696               63,764              80,286
---------------------------------------------------------------------------------------------------------------
    Total                           $ 80,272             $208,572             $347,848            $636,692
---------------------------------------------------------------------------------------------------------------
Net cash provided by
    operating activities
    (excluding the change
    in net inventory)               $155,207             $160,713             $180,721            $496,641
---------------------------------------------------------------------------------------------------------------

(1) Net inventory (decrease) increase is the change in inventory less the change in accounts payable.


         In fiscal 1999, merchandise inventories increased as the Company added an additional 24 stores and a new distribution center in Chester, New York. The average number of stock-keeping units per store was approximately 25,000 in fiscal years 1999 and 1998, compared to approximately 28,000 in fiscal 1997.
In fiscal 1998, merchandise inventories decreased, as the Company reduced its warehouse inventories, closed one distribution center, better tailored its store inventories and decreased its net store count by 73 stores. In fiscal 1997, merchandise inventories increased as the Company added 110 new stores and two new distribution centers.

         The Company's working capital was $172,332,000 at January 29, 2000, $241,738,000 at January 30, 1999 and $151,340,000 at January 31, 1998. The
Company's long-term debt, as a percentage of its total capitalization, was 54% at January 29, 2000, 46% at January 30, 1999 and 44% at January 31, 1998.
As of January 29, 2000, the Company had available lines of credit totaling $205,000,000.

         The Company currently plans to open five new Supercenters in fiscal 2000. Management estimates the costs of opening all five Supercenters, coupled with capital expenditures relating to existing stores, warehouses and offices during fiscal 2000, will be approximately $75,000,000. The Company anticipates that its net cash provided by operating activities will exceed its remaining principal cash requirements (capital expenditures and net inventory) in fiscal 2000.

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

         In July 1997, the Company established a Medium-Term Note program which permitted the Company to issue up to $150,000,000 of Medium-Term Notes. Under this program the Company sold $150,000,000 principal amount of senior notes, ranging in annual interest rates from 6.4% to 6.7% and due November 2004 through September 2007. $50,000,000 of this debt is redeemable at the option of the holder on July 16, 2002 and $49,000,000 is redeemable at the option of the holder on September 19, 2002. The net proceeds of $149,225,000 were used for working capital, the repayment of debt and for general corporate purposes.

NEW ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133," this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, although early adoption is encouraged. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

INFORMATION SYSTEMS AND THE YEAR 2000

        During 1997, the Company initiated a project to assess the impact of Year 2000 issues on a corporate-wide basis. A Year 2000 Project Director, reporting directly to the Chief Information Officer, was assigned to lead the project and, in conjunction with senior management of the Company, formulated a project plan to address Year 2000 compliance issues. The Project Director monitored and coordinated the project plan through regular meetings with operational managers who executed the specifics of the project plan. The Project Director regularly updated senior management, including the Company's Chief Financial Officer. In addition, the Board of Directors was periodically updated by the Company's senior management.

        The project plan was comprehensive and focused on both information technology (IT) systems and non-IT systems. Execution of the project plan was divided into five key phases: inventory, assessment, remediation, testing, and implementation. The Company utilized both internal and external resources to complete its Year 2000 project plan initiatives.

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

        Substantially all of the Company's IT and non-IT systems were Year 2000 compliant by October 30, 1999, enabling the Company to successfully respond to the Year 2000 date change. The Company has not experienced any material Year 2000 problems with its IT or non-IT systems, nor has the Company experienced any material problems with any of its third party vendor relationships.

        The Company developed contingency plans for Year 2000 related business interruptions which identified what actions would need to be taken if a critical system or third party service provider were not Year 2000 compliant. These plans included, but were not limited to, the replacement of electronic applications with manual processes, back-up power supplies, additional staffing of support personnel to react to unforeseen events, and a formal disaster recovery procedure. None of the contingency plans developed by the Company had to be used due to Year 2000 related problems.

        In conjunction with the development of contingency plans, the Company's critical third party vendor relationships (other than those relating to IT and non-IT systems), such as relationships with critical merchandise, transportation, utility, financial institutions and other general service providers, were reviewed for Year 2000 compliance. Although there have been no Year 2000 related problems with any of its third party relationships, the Company believes that should a vendor or service provider become unable to deliver merchandise or services, substitutes for many of the goods the Company sells and services it receives can be obtained from alternate sources.

        The Company's total costs associated with the Year 2000 effort were approximately $9,428,000 through January 29, 2000. These costs have been funded out of cash flows from operating activities. The Company does not expect to incur any additional costs related to the Year 2000 issue.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit agreements, changes in the federal funds rate, the lenders' prime rate or LIBOR could affect the rates at which the Company could borrow funds thereunder. At January 29, 2000, the Company had outstanding borrowings of $10,000,000 against these credit facilities. The table below summarizes the fair value and contract terms of fixed rate debt instruments held by the Company at January 29, 2000:


(dollar amounts                                Average
 in thousands)                  Amount         Interest Rate
----------------------------------------------------------------
Fair value at
     January 29, 2000           $489,824

Expected maturities:

2000                                 183                7.5%
2001                                 197                7.5
2002                              13,682                7.0
2003                              84,586                6.6
2004                             111,587                6.7
-----------------------------------------------------------------


At January 30, 1999, the Company held fixed rate debt instruments with an aggregate fair value of $573,062.


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

ITEM 8  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT
Board of Directors and Stockholders
The Pep Boys - Manny, Moe & Jack

We have audited the accompanying consolidated balance sheets of The Pep Boys - Manny, Moe & Jack and subsidiaries as of January 29, 2000 and January 30, 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended January 29, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pep Boys - Manny, Moe & Jack and subsidiaries at January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 16, 2000


CONSOLIDATED BALANCE SHEETS                                                   The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

                                                                                        January 29,                  January 30,
                                                                                              2000                          1999
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                           $    18,485                    $   114,548
  Accounts receivable, less allowance for
    uncollectible accounts of $826 and $996                                                17,281                         17,393
  Merchandise inventories                                                                 582,898                        527,397
  Prepaid expenses                                                                         39,184                         36,634
  Deferred income taxes                                                                    16,606                         17,073
  Other                                                                                    46,278                         41,099
----------------------------------------------------------------------------------------------------------------------------------
           Total Current Assets                                                           720,732                        754,144
----------------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
  Land                                                                                    287,039                        281,804
  Building and improvements                                                               954,638                        907,309
  Furniture, fixtures and equipment                                                       647,557                        596,840
  Construction in progress                                                                 25,763                         30,951
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        1,914,997                      1,816,904
  Less accumulated depreciation and amortization                                          579,248                        486,648
----------------------------------------------------------------------------------------------------------------------------------
           Total Property and Equipment                                                 1,335,749                      1,330,256
----------------------------------------------------------------------------------------------------------------------------------
Other                                                                                      16,191                         11,712
----------------------------------------------------------------------------------------------------------------------------------
           Total Assets                                                               $ 2,072,672                    $ 2,096,112
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                    $   320,066                    $   240,391
  Accrued expenses                                                                        228,151                        199,551
  Current maturities of convertible debt                                                        -                         72,294
  Current maturities of long-term debt                                                        183                            170
----------------------------------------------------------------------------------------------------------------------------------
           Total Current Liabilities                                                      548,400                        512,406
----------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt, less current maturities                                                   612,668                        526,851
Convertible Debt, less current maturities                                                 171,356                        164,863
Deferred Income Taxes                                                                      81,964                         80,208
Commitments and Contingencies
Stockholders' Equity:
  Common stock, par value $1 per share:  Authorized 500,000,000 shares;
      Issued 63,910,577 and 63,847,640                                                     63,911                         63,848
  Additional paid-in capital                                                              177,247                        175,940
  Retained earnings                                                                       649,487                        636,475
  Accumulated other comprehensive income                                                        -                         (4,210)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                          890,645                        872,053
  Less shares in treasury - 10,721,208 shares, at cost                                    173,097                              -
  Less shares in benefits trust - 2,195,270 and 2,232,500 shares, at cost                  59,264                         60,269
----------------------------------------------------------------------------------------------------------------------------------
           Total Stockholders' Equity                                                     658,284                        811,784
----------------------------------------------------------------------------------------------------------------------------------
           Total Liabilities and Stockholders' Equity                                 $ 2,072,672                    $ 2,096,112
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS                                         The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

                                                                        January 29,            January 30,             January 31,
Year ended                                                                    2000                   1999                    1998
----------------------------------------------------------------------------------------------------------------------------------
Merchandise Sales                                                       $1,954,010             $1,991,340            $  1,720,670
Service Revenue                                                            440,523                407,368                 335,850
----------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                                           2,394,533              2,398,708               2,056,520
----------------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                                               1,415,053              1,498,897               1,246,431
Costs of Service Revenue                                                   356,445                327,915                 269,769
----------------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                                  1,771,498              1,826,812               1,516,200
----------------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                                        538,957                492,443                 474,239
Gross Profit from Service Revenue                                           84,078                 79,453                  66,081
----------------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                                         623,035                571,896                 540,320
----------------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative
  Expenses                                                                 528,838                517,827                 429,523
----------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                                            94,197                 54,069                 110,797

Nonoperating Income                                                          2,327                  2,145                   4,315

Interest Expense                                                            51,557                 48,930                  39,656
----------------------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                                44,967                  7,284                  75,456

Income Taxes                                                                15,664                  2,310                  25,845
----------------------------------------------------------------------------------------------------------------------------------
Net Earnings                                                           $    29,303            $     4,974            $     49,611
----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share                                               $       .58            $       .08            $        .81

Diluted Earnings per Share                                             $       .58            $       .08            $        .80
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)
                                                                                                Accumulated
                                                    Additional                                        Other                  Total
                                     Common Stock     Paid-in   Retained    Treasury Stock    Comprehensive Benefits Stockholders'
                                    Shares   Amount   Capital   Earnings  Shares       Amount        Income    Trust        Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, February 1, 1997        63,119,491  $63,119   $162,660 $612,581                                    $(60,269)     $778,091

Comprehensive Income
  Net earnings                                                    49,611
  Minimum pension liability
    adjustment, net of tax                                                                        $(1,366)
  Total Comprehensive Income                                                                                                48,245

Cash dividends ($.24 per share)                                  (14,687)                                                  (14,687)
Exercise of stock options
  and related tax benefits          491,039      492      9,582                                                             10,074
Dividend reinvestment plan           47,198       47      1,221                                                              1,268
Acquisitions and transfers of
  190,000 shares to employees'
  savings plan                                             (356)                                                              (356)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1998        63,657,728   63,658    173,107  647,505                           (1,366)   (60,269)      822,635

Comprehensive Income
  Net earnings                                                     4,974
  Minimum pension liability
    adjustment, net of tax                                                                         (2,844)
  Total Comprehensive Income                                                                                                 2,130

Cash dividends ($.26 per share)                                  (16,004)                                                  (16,004)
Exercise of stock options
  and related tax benefits          107,825      108      1,369                                                              1,477
Dividend reinvestment plan           82,087       82      1,369                                                              1,451
Acquisitions and transfers of
  75,000 shares to employees'
  savings plan                                               95                                                                 95
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 30, 1999        63,847,640   63,848    175,940  636,475                           (4,210)   (60,269)      811,784

Comprehensive Income
  Net earnings                                                    29,303
  Minimum pension liability
    adjustment, net of tax                                                                          4,210
  Total Comprehensive Income                                                                                                33,513

Cash dividends ($.27 per share)                                  (13,693)                                                  (13,693)
Repurchase of Treasury Stock                                        (410) (11,276,698) $(182,065)              1,005      (181,470)
Exercise of stock options
  and related tax benefits           27,630       28        774   (1,795)     495,000      7,991                             6,998
Dividend reinvestment plan           35,307       35        533     (393)      60,490        977                             1,152
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 29, 2000        63,910,577  $63,911   $177,247 $649,487  (10,721,208) $(173,097) $     -   $(59,264)     $658,284


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                            The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

                                                                        January 29,             January 30,           January 31,
Year ended                                                                     2000                    1999                  1998
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net earnings                                                       $   29,303              $    4,974              $  49,611
     Adjustments to Reconcile Net Earnings to Net Cash
       Provided by Operating Activities:
        Depreciation and amortization                                       97,012                  96,856                 82,862
        Accretion of bond discount                                           6,493                   6,493                  6,133
        Increase in deferred income taxes                                    2,223                  13,142                 16,593
        (Gain) Loss from sales of assets                                      (538)                 19,968                 12,278
     Changes in operating assets and liabilities:
        (Increase) in accounts receivable, prepaid expenses
           and other                                                       (12,096)                (14,857)               (16,875)
        (Increase) Decrease in merchandise inventories                     (55,501)                127,966               (135,281)
        Increase (Decrease) in accounts payable                             79,675                (168,662)                71,517
        Increase in accrued expenses                                        32,810                  34,137                 30,119
-----------------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by Operating Activities                       179,381                 120,017                116,957
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
        Capital expenditures                                              (104,446)               (167,876)              (284,084)
        Net Proceeds from sales of assets                                    2,479                  98,545                    929
-----------------------------------------------------------------------------------------------------------------------------------
           Net Cash Used in Investing Activities                          (101,967)                (69,331)              (283,155)
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
        Net borrowings (payments) under line of credit
          agreements                                                        10,000                (122,000)                19,000
        Net proceeds from issuance of notes                                 76,000                 202,241                149,225
        Borrowings from life insurance policies                                  -                       -                 12,406
        Reduction of long-term debt                                           (170)                   (158)                  (134)
        Reduction of convertible debt                                      (72,294)                (13,956)                     -
        Dividends paid                                                     (13,693)                (16,004)               (14,687)
        Purchase of treasury shares                                       (181,470)                      -                      -
        Proceeds from exercise of stock options                              6,998                   1,477                  7,342
        Proceeds from dividend reinvestment plan                             1,152                   1,451                  1,268
-----------------------------------------------------------------------------------------------------------------------------------
           Net Cash (Used In) Provided by Financing Activities            (173,477)                 53,051                174,420
-----------------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash                                            (96,063)                103,737                  8,222
Cash and Cash Equivalents at Beginning of Period                           114,548                  10,811                  2,589
-----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                              $   18,485              $  114,548               $ 10,811
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
     Income taxes paid                                                  $        -              $        -               $ 29,009
     Interest paid, net of amounts capitalized                              43,449                  39,966                 32,489
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended January 29, 2000, January 30, 1999 and January 31, 1998 (dollar amounts in thousands, except per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS The Pep Boys - Manny, Moe & Jack and subsidiaries (the "Company") is engaged principally in the retail sale of automotive parts and accessories, automotive maintenance and service and the installation of parts through a chain of 662 stores at January 29, 2000. The Company currently operates stores in 37 states and Puerto Rico.

FISCAL YEAR END The Company's fiscal year ends on the Saturday nearest to January 31. Fiscal years 1999, 1998 and 1997 were comprised of 52 weeks.

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

MERCHANDISE INVENTORIES Merchandise inventories are valued at the lower of cost (last-in, first-out method) or market. If the first-in, first-out method of valuing inventories had been used, inventories would have been approximately the same as using the last-in, first-out method for both fiscal years 1999 and 1998.

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

SOFTWARE CAPITALIZATION In 1998, the Company adopted Statement of Position(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In accordance with this standard, certain direct development costs associated with internal-use software are capitalized, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects. These costs are amortized over a period not to exceed five years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

CAPITALIZED INTEREST Interest on borrowed funds is capitalized in connection with the construction of certain long-term assets. Capitalized interest amounted to $1,098, $1,020 and $1,861 in fiscal years 1999, 1998 and 1997, respectively.

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

ADVERTISING The Company expenses the production costs of advertising the first time the advertising takes place. The Company nets cooperative advertising reimbursements against costs incurred. Net advertising expense for fiscal years 1999, 1998 and 1997 was $346, $6,378 and $0, respectively. No advertising costs were recorded as an asset as of January 29, 2000 or January 30, 1999.

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS No. 137,"Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, although early adoption is encouraged. The Company is still in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

SEGMENT INFORMATION The Company reports segment information in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company operates in one industry, the automotive aftermarket. In accordance with SFAS No. 131, the Company aggregates all of its stores and reports one operating segment. Sales by major product categories are as follows:

Year ended                      Jan. 29, 2000     Jan. 30, 1999            Jan. 31, 1998
----------------------------------------------------------------------------------------
Parts and Accessories           $1,571,445           $1,649,599              $1,448,355
Tires                              382,565              341,741                 272,315
----------------------------------------------------------------------------------------
Total Merchandise Sales          1,954,010            1,991,340               1,720,670

Service                            440,523              407,368                 335,850
----------------------------------------------------------------------------------------
Total Revenues                  $2,394,533           $2,398,708              $2,056,520
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

NOTE 2 - DEBT

SHORT-TERM BORROWINGS The Company had no short-term borrowings outstanding at January 29, 2000 or at January 30, 1999. The Company had available a short-term line of credit of $15,000 at January 29, 2000 and short-term lines of credit with several banks totaling $120,000 at January 30, 1999. The interest rates on these lines were negotiated based upon market conditions. The average and maximum month end balances on these borrowings were $2,556 and $16,366, respectively, during fiscal 1999 and $43,171 and $137,050, respectively, during fiscal 1998.


LONG-TERM DEBT
------------------------------------------------------------------------------------------------------------

                                                         January 29, 2000                 January 30, 1999
------------------------------------------------------------------------------------------------------------
Medium-term notes, 6.4% to 6.7%, due
   November 2004 through September 2007                          $150,000                         $150,000

Medium-term notes, 6.7% to 6.9%, due                              100,000                          100,000
   March 2004 through March 2006

7% notes due June 2005                                            100,000                          100,000

6.92% Term Enhanced ReMarketable Securities,                      100,000                          100,000
   Due July 2017

Revolving credit agreement                                         10,000                                -

6 5/8% notes due May 2003                                          75,000                           75,000

Senior Notes, 7.8% and 7.95%, due
January 2009 and January 2011                                      70,000                                -

Other notes payable, 5.8% to 8%                                     7,851                            2,021
------------------------------------------------------------------------------------------------------------
                                                                  612,851                          527,021
   Less current maturities                                            183                              170
------------------------------------------------------------------------------------------------------------

Total long-term debt                                             $612,668                         $526,851
------------------------------------------------------------------------------------------------------------

        The Company has a revolving credit agreement with nine major banks providing for borrowings of up to $200,000. Funds may be drawn and repaid anytime prior to March 30, 2002. Sixty days prior to each anniversary date, the Company may request and, upon agreement of each bank, extend the maturity of this facility an additional year. If one of the banks fails to agree to this extension, the Company has the right to replace that bank. At the Company's option, the interest rate on any loan may be based on (i) the higher of the federal funds rate plus 0.25% or the prime rate, (ii) LIBOR plus up to 1.1% or (iii) a negotiated rate based upon market conditions. In addition, the interest rates on the revolving credit agreement are subject to a 0.50% increase for such time as the credit rating of the Company's long-term unsecured debt securities decreases below investment grade as rated by both Moody's (Ba2) and Standard & Poor's (BB). The weighted average interest rate on borrowings under the revolving credit agreement was 6.6% at January 29, 2000.

        The other notes payable have a weighted average interest rate of 6.2% at January 29, 2000 and 6.4% at January 30, 1999, and mature at various times through August 2016. Certain of these notes are collateralized by land and buildings with an aggregate carrying value of approximately $7,446 at January 29, 2000.

        In February 1999, the Company completed a private placement of Senior Notes totaling $70,000. The Senior Notes were issued in two series at par, and pay interest semiannually on January 31 and July 31. The Series A 7.8% Senior Notes, with an aggregate principal balance of $25,000, begin repaying principal in equal installments from January 2003 until maturity in January 2009. The Series B 7.95% Senior Notes, with an aggregate principal balance of $45,000, begin repaying principal in equal installments from January 2007 until maturity in January 2011. In addition, the interest rates on the Senior Notes are subject to a 0.50% increase for such time as the credit rating of the Company's long-term unsecured debt securities decreases below investment grade as rated by both Moody's (Ba1) and Standard & Poor's (BB+). The proceeds from the issuance of the notes were used to finance the Company's share repurchase (see
Note 4).

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

        Between July and October 1997, the Company issued $150,000 in Medium Term Notes with interest rates of 6.4% to 6.7% and maturity dates from November 2004 through September 2007. $50,000 of this debt is redeemable at the option of the holder on July 16, 2002 and $49,000 is redeemable at the option of the holder on September 19, 2002.



CONVERTIBLE DEBT
------------------------------------------------------------------------------------------------------------

                                                         January 29, 2000                 January 30, 1999
------------------------------------------------------------------------------------------------------------
Convertible Subordinated Notes                                    $     -                          $72,294

Zero Coupon Convertible Subordinated Notes                        171,356                          164,863
------------------------------------------------------------------------------------------------------------
                                                                  171,356                          237,157
   Less current maturities                                              -                           72,294
------------------------------------------------------------------------------------------------------------

Total long-term convertible debt                                 $171,356                         $164,863
------------------------------------------------------------------------------------------------------------

        On August 24, 1994, the Company sold $86,250 of 4% convertible subordinated notes. These notes were convertible by the holders into the common stock of the Company at any time on or before September 1, 1999 (the maturity date) at a conversion price of $41 per share subject to adjustment in certain events. The notes were redeemable, in whole or in part, at the option of the Company at any time on or after September 15, 1997, at a redemption price of 101% of the principal amount and at par on or after September 1, 1998. During the fourth quarter of fiscal 1998, the Company redeemed $13,956 of the convertible subordinated notes. During the second quarter of fiscal 1999, the Company redeemed an additional $16,500 of the convertible subordinated notes. On the maturity date, the Company repaid the remaining principal balance of $55,794. The repayment of the Company's debt was financed with cash provided by operating activities.

        On September 20, 1996, the Company issued $271,704 principal amount (at maturity) of Liquid Yield Option Notes (LYONs) with a price to the public of $150,000. The net proceeds to the Company were $146,250. The issue price of each such LYON was $552.07 and there will be no periodic payments of interest. The LYONs will mature on September 20, 2011, at $1,000 per LYON, representing a yield to maturity of 4.0% per annum (computed on a semiannual bond equivalent basis).
        Each LYON is convertible at the option of the holder at any time on or prior to maturity, unless previously redeemed or otherwise purchased, into common stock of the Company at a conversion rate of 12.929 shares per LYON. The LYONs are redeemable at the option of the holder on September 20, 2001 and September 20, 2006 at the issue price plus accrued original issue discount. The Company, at its option, may elect to pay the purchase price on any such purchase date in cash or common stock, or any combination thereof. As of January 29, 2000, no LYONs have been converted. On or prior to September 20, 2001, the Company will purchase for cash any LYON, at the option of the holder, in the event of a change in control of the Company. The LYONs are subordinated to all existing and future senior indebtedness of the Company.

        Several of the Company's debt agreements require the maintenance of certain financial ratios and covenants, including interest, leverage and minimum net worth ratios. The Company was in compliance with all debt covenants at January 29, 2000.

        The annual maturities of all long-term and convertible debt for the next five years are $183 in 2000, $197 in 2001, $13,682 in 2002, $84,586 in
2003 and $111,587 in 2004. These maturities do not include any amounts for early redemption, which is at the option of the holders. Any compensating balance requirements related to all revolving credit agreements and debt were satisfied by balances available from normal business operations.

        The Company was contingently liable for outstanding letters of credit in the amount of approximately $19,915 at January 29, 2000.

NOTE 3 - LEASE COMMITMENTS

         The Company leases certain property and equipment under operating leases which contain renewal and escalation clauses. Aggregate minimum rental commitments for leases having noncancelable lease terms of more than one year are approximately: 2000 - $47,068; 2001 - $46,524; 2002 - $46,452; 2003 -
$39,319; 2004 - $37,966; thereafter - $427,650. Rental expenses incurred for operating leases in 1999, 1998 and 1997 were $59,890, $57,157 and $49,105, respectively.

NOTE 4 - STOCKHOLDERS' EQUITY

SHARE REPURCHASE - TREASURY STOCK On February 1, 1999, the Company repurchased 11,276,698 of its common shares outstanding pursuant to a Dutch Auction self-tender offer at a price of $16.00 per share. The repurchased shares included 1,276,698 common shares which were repurchased as a result of the Company exercising its option to purchase an additional 2% of its outstanding shares. Expenses related to the share repurchase were approximately $1,638 and were included as part of the cost of the shares acquired. A portion of the treasury shares will be used by the Company to provide benefits to employees under its compensation plans and in conjunction with the Company's dividend reinvestment program. At January 29, 2000, the Company has reflected 10,721,208 shares of its common stock at a cost of $173,097 as "Shares in treasury" on the Company's Consolidated Balance Sheet.


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

BENEFITS TRUST On April 29, 1994, the Company established a flexible employee benefits trust with the intention of purchasing up to $75,000 worth of the Company's common shares. The repurchased shares will be held in the trust and will be used to fund the Company's existing benefit plan obligations including healthcare programs, savings and retirement plans and other benefit obligations. The trust will allocate or sell the repurchased shares through 2023 to fund these benefit programs. As shares are released from the trust, the Company will charge or credit additional paid-in capital for the difference between the fair value of shares released and the original cost of the shares to the trust. For financial reporting purposes, the trust is consolidated with the accounts of the Company. All dividend and interest transactions between the trust and the Company are eliminated. In connection with the Dutch Auction self-tender offer, 37,230 shares were tendered at a price of $16.00 per share in fiscal 1999. At January 29, 2000, the Company has reflected 2,195,270 shares of its common stock at a cost of $59,264 as "Shares in benefits trust" on the Company's Consolidated Balance Sheet.

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

NOTE 6 - PENSION AND SAVINGS PLANS

         The Company has a defined benefit pension plan covering substantially all of its full-time employees hired on or before February 1, 1992. Normal retirement age is 65. Pension benefits are based on salary and years of service. The Company's policy is to fund amounts as are necessary on an actuarial basis to provide assets sufficient to meet the benefits to be paid to plan members in accordance with the requirements of ERISA.

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

         Pension expense (income) includes the following:

                                                                           Jan. 29,                 Jan. 30,               Jan. 31,
Year ended                                                                   2000                    1999                   1998
-----------------------------------------------------------------------------------------------------------------------------------

Service cost                                                             $       -                  $    -                  $    -
Interest cost                                                                1,826                   1,711                   1,667
Expected return on plan assets                                              (1,915)                 (1,703)                 (1,729)
Amortization of transition asset                                              (214)                   (214)                   (214)
Prior service cost                                                               -                       -                       -
Recognized actuarial loss                                                      597                       -                       -
-----------------------------------------------------------------------------------------------------------------------------------

Total pension expense (income)                                            $    294                  $ (206)                $  (276)
-----------------------------------------------------------------------------------------------------------------------------------

     Pension plan assets are stated at fair market value and are composed primarily of money market funds, stock index funds, fixed income investments with maturities of less than five years and the Company's common stock.

     The following table sets forth the reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company's defined benefit plan.


                                                                          Jan. 29,                 Jan 30,
                                                                            2000                     1999
--------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation

  Benefit obligation at beginning of year                                  $28,615                $24,567
    Interest cost                                                            1,826                  1,711
    Actuarial (gain)loss                                                    (2,213)                 3,129
    Benefits paid                                                           (1,273)                  (792)
---------------------------------------------------------------------------------------------------------------
  Benefit obligation at end of year                                        $26,955                $28,615
---------------------------------------------------------------------------------------------------------------

Change in Plan Assets

  Fair value of plan assets at beginning of year                           $20,236                $20,324
    Actual return on plan assets (net of expenses)                           2,077                    654
    Employer contributions                                                   5,934                     50
    Benefits paid                                                           (1,273)                  (792)
---------------------------------------------------------------------------------------------------------------
  Fair value of plan assets at end of year                                 $26,974                $20,236
---------------------------------------------------------------------------------------------------------------
Reconciliation of the Funded Status

  Funded status                                                            $    19                $(8,378)
  Unrecognized transition asset                                               (428)                  (643)
  Unrecognized actuarial loss                                                4,249                  7,221
  Amount contributed after measurement date                                      -                  2,000
---------------------------------------------------------------------------------------------------------------
    Net amount recognized at year-end                                      $ 3,840                $   200
---------------------------------------------------------------------------------------------------------------

Amounts recognized on consolidated
  balance sheets consist of:

  Prepaid benefit cost                                                     $ 3,840                $     -
  Accrued benefit liability                                                      -                 (6,378)
  Accumulated other comprehensive income                                         -                  6,578
---------------------------------------------------------------------------------------------------------------
    Net amount recognized at year-end                                      $ 3,840                $   200
---------------------------------------------------------------------------------------------------------------

Weighted-Average Assumptions
  Discount rate:                                                              6.90%                  6.50%
  Expected return on plan assets:                                             8.50%                  8.50%
---------------------------------------------------------------------------------------------------------------


The Company recorded other comprehensive income attributable to the change in the minimum pension liability of $(6,578)($(4,210) net of tax), $4,392 ($2,844 net of tax) and $ 2,186($1,366 net of tax) in fiscal years 1999, 1998 and 1997, respectively.

The Company has 401(k) savings plans which covers all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation. The Company's savings plan contribution expense was $5,644, $5,274 and $4,543 in fiscal years 1999, 1998 and 1997, respectively.

NOTE 7 - INCOME TAXES

         The provision for income taxes includes the following:


                                                                           Jan. 29,                 Jan. 30,               Jan. 31,
Year ended                                                                    2000                     1999                  1998
----------------------------------------------------------------------------------------------------------------------------------
Current:
   Federal                                                                $ 12,653                 $(10,295)              $ 8,651
   State                                                                       788                     (537)                  601
Deferred:
   Federal                                                                   2,074                   12,266                15,487
   State                                                                       149                      876                 1,106
----------------------------------------------------------------------------------------------------------------------------------
                                                                          $ 15,664                  $ 2,310               $25,845
----------------------------------------------------------------------------------------------------------------------------------

          A reconciliation of the statutory federal income tax rate to the effective rate of the provision for income taxes follows:


                                                                            Jan. 29,                 Jan. 30,              Jan. 31,
Year ended                                                                     2000                     1999                 1998
-----------------------------------------------------------------------------------------------------------------------------------
Statutory tax rate                                                             35.0%                    35.0%                35.0%
State income taxes,
   net of federal
   tax benefits                                                                 1.4                      3.0                  1.5
Job credits                                                                    (1.1)                    (5.8)                (0.3)
Other, net                                                                     (0.5)                    (0.5)                (1.9)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               34.8%                    31.7%                34.3%
-----------------------------------------------------------------------------------------------------------------------------------
          Deferred income taxes relate to the following temporary differences:

                                                                           Jan. 29,                 Jan. 30,                Jan. 31,
Year ended                                                                    2000                     1999                   1998
-----------------------------------------------------------------------------------------------------------------------------------
Depreciation                                                              $    720                 $ 11,508               $ 22,173
Inventories                                                                   (117)                   1,767                    575
Vacation accrual                                                              (831)                    (387)                  (725)
Pension accrual                                                                633                    3,386                 (2,118)
Store closing reserves                                                         288                    1,340                 (3,866)
Insurance                                                                   (2,344)                   1,939                   (288)
Loss on real estate disposal                                                 1,054                   (4,727)                     -
Other, net                                                                   2,820                   (1,684)                   842
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           $ 2,223                  $13,142               $ 16,593
-----------------------------------------------------------------------------------------------------------------------------------

          The following are components of the net deferred tax accounts as of January 29, 2000:

                                                                           Federal                   State                   Total
------------------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Current                                                                 $34,875                  $2,491                 $37,366
   Long-term                                                                34,044                   2,432                  36,476

Deferred tax liabilities:
   Current                                                                  19,376                   1,384                  20,760
   Long-term                                                               110,544                   7,896                 118,440
------------------------------------------------------------------------------------------------------------------------------------
          The following are components of the net deferred tax accounts as of
January 30, 1999:


                                                                           Federal                   State                   Total
------------------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Current                                                                 $33,709                  $2,408                 $36,117
   Long-term                                                                24,408                   1,743                  26,151

Deferred tax liabilities:
   Current                                                                  17,774                   1,270                  19,044
   Long-term                                                                99,269                   7,090                 106,359
------------------------------------------------------------------------------------------------------------------------------------
          Items that gave rise to significant portions of the deferred tax accounts are as follows:

                                                                           Jan. 29,                 Jan. 30,
                                                                              2000                     1999
------------------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Inventories                                                            $  7,851                  $ 7,734
   Vacation accrual                                                          5,542                    4,711
   Minimum pension liability adjustment                                     (1,548)                     820
   Store closing reserves                                                    2,238                    2,526
   Other, net                                                                2,523                    1,282
------------------------------------------------------------------------------------------------------------------------------------
                                                                           $16,606                  $17,073
------------------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Depreciation                                                            $82,908                  $82,188
   Other, net                                                                 (944)                  (1,980)
------------------------------------------------------------------------------------------------------------------------------------
                                                                           $81,964                  $80,208
------------------------------------------------------------------------------------------------------------------------------------

NOTE 8 - NET EARNINGS PER SHARE

         For fiscal years 1999, 1998 and 1997, basic earnings per share are based on net earnings divided by the weighted average number of shares outstanding during the period. Diluted earnings per share assumes conversion of convertible subordinated notes, zero coupon convertible subordinated notes and the dilutive effects of stock options. Adjustments for convertible securities were antidilutive in 1999, 1998 and 1997, and therefore excluded from the computation of diluted EPS; however, these securities could potentially be dilutive in the future. Options to purchase 4,755,657, 3,572,946 and 2,281,572 shares of common stock were outstanding at January 29, 2000, January 30, 1999 and January 31, 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares on such dates.

-------------------------------------------------------------------------------
(In thousands, except per share amounts)

                                         Fiscal 1999                      Fiscal 1998                       Fiscal 1997
                            ---------------------------------- ---------------------------------- ---------------------------------
                             Earnings     Shares     Per share Earnings      Shares     Per share Earnings   Shares       Per share
                            (Numerator) (Denominator) Amount  (Numerator) (Denominator) Amount   (Numerator)(Denominator) Amount
                            ----------- ------------  ------   ----------- ------------ ------   ---------- ------------ ------
Basic EPS
Earnings available to
  common stockholders         $29,303       50,665    $.58      $ 4,974       61,543     $.08    $49,611     61,133       $.81
                                                      ====                               ====                             ====
Effective of Dilutive
Securities

Common shares assumed
  issued upon exercise of
  dilutive stock options            -          175                    -          197                   -        524
                              -------       ------              -------       ------             -------     ------
Diluted EPS
  Earnings available to
  common stockholders
  assuming conversion         $29,303       50,840    $.58      $ 4,974       61,740     $.08    $49,611     61,657       $.80
                              =======       ======    ====      =======       ======     ====    =======     ======       ====


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

        Under the terms of the Company's Nonqualified Stock Option Plans, adopted in 1984 and 1985, options to purchase up to 3,300,000 shares of the Company's common stock were authorized. The options became exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options granted cannot be exercised more than ten and one-half years after the grant date. No additional options will be granted under these plans.

        On May 21, 1990, the stockholders approved the 1990 Stock Incentive Plan which authorized the issuance of restricted stock and/or options to purchase up to 1,000,000 shares of the Company's common stock. Additional shares in the amounts of 2,000,000, 1,500,000 and 1,500,000 were authorized by stockholders on June 4, 1997, May 31, 1995 and June 1, 1993, respectively. Under this plan, both incentive and nonqualified stock options may be granted to eligible participants. Incentive stock options are either fully exercisable on the second or third anniversary of the grant date or become exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Nonqualified options become exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options cannot be exercised more than ten years after the grant date. As of January 29, 2000, 476,982 shares remain available for grant.

        On June 2, 1999 the stockholders approved the 1999 Stock Incentive Plan which authorized the issuance of restricted stock and/or options to purchase up to 2,000,000 shares of the Company's common stock. Under this plan, both incentive and nonqualified stock options may be granted to eligible participants. The incentive stock options and nonqualified stock options are fully exercisable on the third anniversary of the grant date or become exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options cannot be exercised more than ten years after the grant date. As of January 29, 2000, 1,217,450 shares remain available for grant.

         Stock option transactions for the Company's stock option plans are summarized as follows:


                                                       Fiscal 1999                  Fiscal 1998                 Fiscal 1997
                                          ------------------------      -----------------------        --------------------
                                                          Weighted                     Weighted                    Weighted
                                                           Average                      Average                     Average
                                                          Exercise                     Exercise                    Exercise
                                              Shares         Price         Shares         Price         Shares        Price
---------------------------------------------------------------------------------------------------------------------------
Outstanding - beginning of year            4,982,761        $23.02      3,465,194        $25.40      3,500,036       $23.34
Granted                                    1,558,450         16.08      2,515,150         21.06        837,000        30.15
Exercised                                   (519,850)        12.50       (107,825)        17.09       (487,914)       15.00
Canceled                                    (607,739)        22.75       (889,758)        27.23       (383,928)       30.24
---------------------------------------------------------------------------------------------------------------------------
Outstanding - end of year                  5,413,622         22.05      4,982,761         23.02      3,465,194        25.40
---------------------------------------------------------------------------------------------------------------------------
Options exercisable - at year end          2,489,162         24.66      2,359,724         21.94      1,988,209        21.08

Weighted average estimated fair value
   of options granted                                         6.60                         8.44                       11.00
---------------------------------------------------------------------------------------------------------------------------


          The following table summarizes information about stock options outstanding at January 29, 2000:

                                                               Options Outstanding                      Options Exercisable
                                                 ----------------------------------------------    -------------------------------
                                                                     Weighted
                                                                      Average          Weighted                           Weighted
                                                      Number        Remaining           Average           Number           Average
Range of                                         Outstanding      Contractual          Exercise      Exercisable          Exercise
Exercise Prices                                   at 1/29/00             Life             Price       at 1/29/00             Price
----------------------------------------------------------------------------------------------------------------------------------

$ 8.84 to $20.00                                   2,242,415          8 years            $15.18          627,975            $13.87
$20.01 to $25.00                                   1,673,575          7 years             22.96          666,925             22.87
$25.01 to $30.00                                     145,017          4 years             27.96          139,717             27.97
$30.01 to $37.38                                   1,352,615          6 years             31.71        1,054,545             31.97
----------------------------------------------------------------------------------------------------------------------------------
$ 8.84 to $37.38                                   5,413,622                                           2,489,162
----------------------------------------------------------------------------------------------------------------------------------

          The Company applies APB No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates and recognized as compensation expense on a straight-line basis over the vesting period of the grant consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:

-----------------------------------------------------------------------------------------------------------
                                                Fiscal 1999           Fiscal 1998          Fiscal 1997
-----------------------------------------------------------------------------------------------------------
Net earnings:
   As reported                                     $29,303             $ 4,974             $49,611
   Pro forma                                       $24,450             $  (757)            $46,120

Net earnings per share:
   As reported
      Basic                                         $  .58              $  .08              $  .81
      Diluted                                       $  .58              $  .08              $  .80
   Pro forma
      Basic                                         $  .48              $ (.01)             $  .75
      Diluted                                       $  .48              $ (.01)             $  .75
-----------------------------------------------------------------------------------------------------------

        The pro forma effects on net earnings for fiscal years 1999, 1998 and 1997 are not representative of the pro forma effect on net earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

        The fair value of each option granted during fiscal years 1999, 1998 and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (i) dividend yield of 0.78%, 0.70% and 0.70%, respectively, (ii) expected volatility of 34%, 35% and 33%, respectively, (iii) risk-free interest rate ranges of 5.0% to 6.5%, 4.0% to 5.7% and 5.5% to 6.9%, respectively, and (iv) ranges of expected lives of 4 years to 8 years for fiscal years 1999 and 1998 and 3.5 years to 6.5 years for fiscal 1997.

NOTE 10 - CONTINGENCIES

          The Company is a defendant in a purported class action entitled "Brian Lee, Anthony Baxton, and Harry Schlein v. The Pep Boys - Manny, Moe & Jack," in the Circuit Court of Mobile County, Alabama. The Company has moved to dismiss the case for failure to state a claim. The Company's motion to dismiss is pending before the Circuit Court of Mobile County, Alabama. In their complaint, the plaintiffs allege that the Company sold old or used automotive batteries to consumers as if those batteries were new. The complaint purports to state causes of action for fraud and deceit, negligent misrepresentation, breach of contract and violation of state consumer protection statutes. The plaintiffs are seeking compensatory and punitive damages, as well as injunctive and other equitable relief. The Company believes the claims are without merit and intends to vigorously defend this action.

        The Company is a defendant in an action entitled "Coalition for a Level Playing Field, L.L.C., et al. v. AutoZone, Inc., et al.," in the United States District Court for the Eastern District of New York. There are over 100 plaintiffs, consisting of automotive jobbers, warehouse distributors and a coalition of several trade associations; the defendants are AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., CSK Auto, Inc., the Company, Discount Auto Parts, Inc., O'Reilly Automotive, Inc. and Keystone Automotive Operations, Inc. The plaintiffs allege that the defendants violated various provisions of the Robinson-Patman Act by, among other things, knowingly inducing and receiving various forms of discriminatory prices from automotive parts manufacturers. The plaintiffs are seeking compensatory damages, which would be trebled under applicable law, as well as injunctive and other equitable relief. The Company believes the claims are without merit and intends to vigorously defend this action.

        The Company is also party to various other lawsuits and claims, including purported class actions, arising in the normal course of business. In the opinion of management, these lawsuits and claims, including the cases above, are not, singularly or in the aggregate, material to the Company's financial position or results of operations.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

          The estimated fair values of the Company's financial instruments are as follows:


                                                       January 29, 2000                            January 30, 1999
                                                   ------------------------                      ---------------------
                                                 Carrying           Estimated                Carrying          Estimated
                                                   Amount          Fair Value                  Amount         Fair Value
--------------------------------------------------------------------------------------------------------------------------
Assets:
   Cash and cash equivalents                    $  18,485           $  18,485                $ 114,548           $ 114,548
   Accounts receivable                             17,281              17,281                   17,393              17,393
Liabilities:
   Accounts payable                               320,066             320,066                  240,391             240,391
   Long-term debt including
    current maturities                            612,851             489,824                  527,021             502,033
   Convertible subordinated notes
    including current maturities                        -                   -                   72,294              71,029
   Zero coupon convertible
    subordinated notes                            171,356             148,079                  164,863             139,248
--------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, AND ACCOUNTS PAYABLE

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

          The fair value estimates presented herein are based on pertinent information available to management as of January 29, 2000 and January 30, 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from amounts presented herein.


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
Year Ended        Total      Gross     Operating         Net           (Loss) Per Share      Dividends         Per Share
Jan. 29, 2000   Revenues     Profit  Profit (Loss)  Earnings (Loss)    Basic    Diluted      Per Share      High        Low
--------------------------------------------------------------------------------------------------------------------------------

1st Quarter     $598,316   $162,027      $29,040       $10,093         $.20       $.20       $.0675        20 3/16    14 1/4
2nd Quarter      635,403    176,520       43,852        20,065          .40        .39        .0675        21 5/8     14 3/16
3rd Quarter      605,833    157,769       27,575         9,930          .20        .20        .0675        17 7/16    11 5/16
4th Quarter      554,981    126,719       (6,270)      (10,785)        (.21)      (.21)       .0675        13          7 1/8
--------------------------------------------------------------------------------------------------------------------------------

Year Ended
Jan. 30, 1999
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

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a).                                                                Page
                                                                           ----

1. The following consolidated financial statements of The Pep Boys - Manny, Moe & Jack are included in Item 8.

    Independent Auditors' Report                                             26

    Consolidated Balance Sheets - January 29, 2000
    and January 30, 1999                                                     27

    Consolidated Statements of Earnings - Years ended January 29, 2000,
    January 30, 1999 and January 31, 1998                                    28

    Consolidated Statements of Stockholders' Equity Years ended January
    29, 2000, January 30, 1999 and January 31, 1998                          29

    Consolidated Statements of Cash Flows - Years ended January 29, 2000,
    January  30, 1999, and January 31, 1998                                  30

    Notes to Consolidated Financial Statements                               31


2. The following consolidated financial statement schedule of The Pep Boys - Manny, Moe & Jack is included.

            Schedule II     Valuation and Qualifying Accounts and Reserves   55

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

(3.3)      Amendment to By-Laws
           (Declassification of Board of Directors)



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

                                       47


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


                                       50


(10.41)*  Employment Agreement between Mitchell G. Leibovitz                     Incorporated by reference from
          and the Company dated as of June 3, 1998.                              the Company's Form 10-Q for the
                                                                                 quarter ended October 31, 1998.


(10.42)   Third Amendment dated as of January 21, 1999                           Incorporated by reference from
          to Master Lease between the Company and State                          the Company's Form 10-K for the
          Street Bank and Trust Company (Trustee) dated as of                    year ended January 30, 1999.
          February 28, 1997.

(10.43)   Fourth Amendment dated as of January 21, 1999                          Incorporated by reference from
          to Transaction Agreement between the Company                           the Company's Form 10-K for the
          and State Street Bank and Trust Company (Trustee)                      year ended January 30, 1999.
          dated as of February 28, 1997.


(10.44)   Fifth Amendment dated as of January 21, 1999                           Incorporated by reference from
          to Transaction Agreement between the Company                           the Company's Form 10-K for the
          and State Street Bank and Trust Company (Trustee)                      year ended January 30, 1999.
          dated as of November 13, 1995.

(10.45)   Fourth Amendment dated as of January 21, 1999                          Incorporated by reference from
          to Master Lease between the Company and State                          the Company's Form 10-K for the
          Street Bank and Trust Company (Trustee) dated                          year ended January 30, 1999.
          as of November 13, 1995.


(10.46)   Amendment No. 4 dated as of January 22, 1999                           Incorporated by reference from
          to the Amended and Restated Credit Agreement                           the Company's Form 10-K for the
          dated as of April 21, 1995 among the Company,                          year ended January 30, 1999.
          the Banks signatory thereto and The Chase
          Manhattan Bank, as Agent.


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

(10.48)   The Pep Boys - Manny, Moe & Jack                                       Incorporated by reference from
          Annual Incentive Bonus Plan, as amended and restated.                  the Company's Form 10-K for the
                                                                                 year ended January 30, 1999.

(10.49)   Amendments to The Pep Boys Savings Plan                                Incorporated by reference from
                                                                                 the Company's Form 10-Q for the
                                                                                 quarter ended May 1, 1999.

(10.50)   Amendments to The Pep Boys Savings Plan - Puerto Rico                  Incorporated by reference from
                                                                                 the Company's Form 10-Q for the
                                                                                 quarter ended May 1, 1999.

(10.51)   Amendment No. 5 dated as of July 23, 1999                              Incorporated by reference from
          to the Amended and Restated Credit                                     the Company's Form 10-Q for the
          Agreement dated as of April 21, 1995 among                             quarter ended July 31, 1999.
          the Pep Boys - Manny, Moe & Jack, the Banks
          signatory thereto and the Chase Manhattan
          Bank, as Agent.

(10.52)*  The Pep Boys - Manny, Moe and Jack                                     Incorporated by reference from
          1999 Stock Incentive Plan - Amended                                    the Company's Form 10-Q for the
          and Restated as of August 31, 1999.                                    quarter ended October 30, 1999.

(11)       Computation of Earnings per Share

(12)       Computation of Ratio of Earnings
           to Fixed Charges

(21)       Subsidiaries of the Company

(23)       Independent Auditors' Consent

(27)       Financial Data Schedule

           (b)   None

*  Management contract or compensatory plan or arrangement.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           THE PEP BOYS - MANNY, MOE & JACK
                                                      (Registrant)




Dated: April 28, 2000                      by: /s/ George Babich Jr.
       --------------                          ---------------------
                                               George Babich Jr.
                                               Senior Vice President and
                                               Chief Financial Officer

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


SIGNATURE                                                     CAPACITY                                      DATE
----------                                                    --------                                      ----

/s/ Mitchell G. Leibovitz                                     Chairman of the Board, President           April 28, 2000
Mitchell G. Leibovitz                                         and Chief Executive Officer
                                                              (Principal Executive Officer)

/s/ George Babich Jr.                                         Senior Vice President -                    April 28, 2000
George Babich Jr.                                             Chief Financial Officer
                                                              (Principal Financial and
                                                              Accounting Officer)

/s/ Lennox K. Black                                           Director                                   April 28, 2000
Lennox K. Black


/s/ Bernard J. Korman                                         Director                                   April 28, 2000
Bernard J. Korman


/s/ J. Richard Leaman, Jr.                                    Director                                   April 28, 2000
J. Richard Leaman, Jr.


/s/ Malcolmn D. Pryor                                         Director                                   April 28, 2000
Malcolmn D. Pryor


/s/ Lester Rosenfeld                                          Director                                   April 28, 2000
Lester Rosenfeld


/s/ Benjamin Strauss                                          Director                                   April 28, 2000
Benjamin Strauss


/s/ Myles H. Tanenbaum                                        Director                                   April 28, 2000
Myles H. Tanenbaum



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
Descriptions                               Period            Expenses        Accounts         Deductions*        Period
----------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended January 29, 2000                 $996               $3,254        $  -              $3,424             $826
----------------------------------------------------------------------------------------------------------------------------
Year Ended January 30, 1999                 $265               $1,643        $  -                $912             $996
----------------------------------------------------------------------------------------------------------------------------
Year Ended January 31, 1998                 $252               $541          $  -                $528             $265
----------------------------------------------------------------------------------------------------------------------------

*Uncollectible accounts written off.

INDEX TO EXHIBITS
Index of Financial Statements, Financial Statement Schedule and Exhibits

                                                                          Page
                                                                          ----

1. The following consolidated financial statements of The Pep Boys - Manny, Moe & Jack are included in Item 8.

     Independent Auditors' Report                                          26

     Consolidated Balance Sheets - January 29, 2000
     and January 30, 1999                                                  27

     Consolidated Statements of Earnings - Years ended January 29,
     2000, January 30, 1999 and January 31, 1998                           28

     Consolidated Statements of Stockholders' Equity Years ended
     January 29, 2000, January 30, 1999 and January 31, 1998               29

     Consolidated Statements of Cash Flows - Years ended January 29,
     2000, January 30, 1999 and January 31, 1998                           30

     Notes to Consolidated Financial Statements                            31


2. The following consolidated financial statement schedule of The Pep Boys - Manny, Moe & Jack is included.

               Schedule II    Valuation and Qualifying Accounts and Reserves

     All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

3.   Exhibits

     (3.3)    Amendment to By-Laws
              (Declassification of Board of Directors)

      (11)    Computation of Earnings per Share

      (12)    Computation of Ratio of Earnings to Fixed Charges

      (21)    Subsidiaries of the Company

      (23)    Independent Auditors' Consent

      (27)    Financial Data Schedule