Form 10-Q
period 2000-04-29
PEP BOYS MANNY MOE & JACK
filed 2000-06-13
CIK 77449

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended April 29, 2000

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


As of May 27, 2000 there were 53,246,586 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------
Index                                                         Page
-------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            April 29, 2000 and January 29, 2000                 3

            Consolidated Statements of Earnings -
            Thirteen weeks ended April 29, 2000
            and May 1, 1999                                     4

            Condensed Consolidated Statements of
            Cash Flows - Thirteen weeks ended
            April 29, 2000 and May 1, 1999                      5

            Notes to Condensed Consolidated
            Financial Statements                              6-7

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                         8-10

Item 3.   Quantitative and Qualitative Disclosures             11
              About Market Risk



PART II - OTHER INFORMATION
---------------------------

    Item 1.    Legal Proceedings                               12

    Item 2.    Changes in Securities and Use of Proceeds       12

    Item 3.    Defaults Upon Senior Securities                 12

    Item 4.    Submission of Matters to a Vote of
               Security Holders                                12

    Item 5.    Other Information                               12

    Item 6.    Exhibits and Reports on Form 8-K                12



SIGNATURE PAGE                                                 13

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Condensed Consolidated Financial Statements (Unaudited)

                              THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                            (dollar amounts in thousands, except per share amounts)

                                                                   Apr. 29, 2000       Jan. 29, 2000*
                                                                   -------------       -------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash and cash equivalents...................................       $   19,521          $   18,485
   Accounts receivable, net....................................           18,921              17,281
   Merchandise inventories.....................................          623,754             582,898
   Prepaid expenses............................................           21,903              39,184
   Deferred income taxes.......................................           16,606              16,606
   Other.......................................................           42,786              46,278
                                                                   -------------       -------------
      Total Current Assets.....................................          743,491             720,732

 Property and Equipment-at cost:
   Land........................................................          288,755             287,039
   Building and improvements...................................          959,873             954,638
   Furniture, fixtures and equipment...........................          652,218             647,557
   Construction in progress....................................           28,504              25,763
                                                                    ------------       -------------
                                                                       1,929,350           1,914,997
   Less accumulated depreciation and amortization..............          602,806             579,248
                                                                   -------------       -------------
      Total Property and Equipment.............................        1,326,544           1,335,749

 Other.........................................................           16,399              16,191
                                                                   -------------       -------------
Total Assets...................................................       $2,086,434          $2,072,672
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable............................................       $  325,342          $  320,066
   Accrued expenses............................................          232,867             228,151
   Short-term borrowings.......................................           13,000                   -
   Current maturities of long-term debt........................              184                 183
                                                                   -------------       -------------
      Total Current Liabilities................................          571,393             548,400

 Long-Term Debt, less current maturities.......................          617,622             612,668
 Convertible Debt..............................................          153,817             171,356
 Deferred Income Taxes.........................................           81,964              81,964
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares - Issued 63,910,577 shares...           63,911              63,911
   Additional paid-in capital..................................          177,247             177,247
   Retained earnings...........................................          651,917             649,487
                                                                   -------------        ------------
                                                                         893,075             890,645
   Less:
   Cost of shares in treasury - 10,663,991
     and 10,721,208 shares, at cost............................          172,173             173,097
   Cost of shares in benefits trust - 2,195,270 shares, at cost           59,264              59,264
                                                                   -------------        ------------
      Total Stockholders' Equity...............................          661,638             658,284
                                                                   -------------        ------------
Total Liabilities and Stockholders' Equity.....................       $2,086,434          $2,072,672
                                                                   =============        ============

 See notes to condensed consolidated financial statements.

*Taken from the audited financial statements at Jan. 29, 2000.


                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF EARNINGS
                       (dollar amounts in thousands, except per share amounts)
                                              UNAUDITED

                                                               Thirteen weeks ended
                                                         -------------------------------
                                                         April 29, 2000       May 1, 1999
                                                         --------------     -------------
Merchandise Sales....................................        $497,720           $488,698
Service Revenue......................................         117,089            109,618
                                                         -------------      -------------
Total Revenues.......................................         614,809            589,316

Costs of Merchandise Sales...........................         359,508            349,173
Costs of Service Revenue.............................          95,485             87,116
                                                         -------------      -------------
Total Costs of Revenues..............................         454,993            436,289

Gross Profit from Merchandise Sales..................         138,212            139,525
Gross Profit from Service Revenue....................          21,604             22,502
                                                         -------------      -------------
Total Gross Profit...................................         159,816            162,027

Selling, General and Administrative Expenses.........         140,315            132,987
                                                         -------------      -------------
Operating Profit.....................................          19,501             29,040
Nonoperating Income..................................             490                308
Interest Expense.....................................          13,104             13,578
                                                         -------------      -------------
Earnings Before Income Taxes.........................           6,887             15,770

Income Taxes.........................................           2,480              5,677
                                                         -------------      -------------
Net Earnings Before Extraordinary Gain...............           4,407             10,093
Extraordinary Gain, Net of Tax.......................           2,040                  -
                                                         -------------      -------------
Net Earnings.........................................           6,447             10,093


Retained Earnings, beginning of period...............         649,487            636,475
Cash Dividends.......................................           3,442              3,558
Effect of Shares Repurchased from Benefits Trust.....             575                410
                                                         -------------      -------------
Retained Earnings, end of period.....................        $651,917           $642,600
                                                         =============      =============
Basic Earnings per Share:
  Before Extraordinary Gain..........................        $    .09           $    .20
  Extraordinary Gain on Extinguishment
    of Debt, Net of Tax..............................             .04                  -
                                                         -------------      -------------
Basic Earnings per Share.............................        $    .13           $    .20
                                                         =============      =============
Diluted Earnings per Share:
  Before Extraordinary Gain..........................        $    .09           $    .20
  Extraordinary Gain on Extinguishment
    of Debt, Net of Tax..............................             .04                  -
                                                         -------------      -------------
Diluted Earnings per Share...........................        $    .13           $    .20
                                                         =============      =============
Cash Dividends per Share.............................        $  .0675           $  .0675
                                                         =============      =============

See notes to condensed consolidated financial statements.

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                             UNAUDITED
                                                                                      Thirteen weeks ended
                                                                            ----------------------------------
                                                                            April 29, 2000         May 1, 1999
                                                                            --------------      --------------
Cash Flows from Operating Activities:
     Net earnings....................................................           $   6,447           $  10,093
     Adjustments to Reconcile Net Earnings to Net Cash
       Provided by Operating Activities:
        Extraordinary gain on extinguishment of debt, net of tax.....              (2,040)                  -
        Depreciation and amortization................................              25,096              24,055
        Accretion of bond discount...................................               1,687               1,638
        Gain from sales of assets....................................              (1,328)               (141)
     Changes in operating assets and liabilities:
        Decrease in accounts receivable, prepaid expenses
           and other.................................................              18,925              12,229
        (Increase) Decrease in merchandise inventories...............             (40,856)                963
        Increase (Decrease) in accounts payable......................               5,276              (9,546)
        Increase in accrued expenses.................................               4,716              10,202
                                                                             -------------       -------------
     Net Cash Provided by Operating Activities.......................              17,923              49,493


Cash Flows from Investing Activities:
     Capital expenditures............................................             (16,497)            (27,706)
     Proceeds from sales of assets...................................               1,934               2,055
                                                                             -------------       -------------
     Net Cash Used in Investing Activities...........................             (14,563)            (25,651)

Cash Flows from Financing Activities:
     Net borrowings under line of credit agreements..................               4,955                   -
     Short-term borrowings...........................................              13,000                   -
     Reduction of long-term debt.....................................                   -                 (42)
     Dividends paid..................................................              (3,442)             (3,558)
     Net proceeds from issuance of notes.............................                   -              76,000
     Early extinguishment of debt....................................             (17,186)                  -
     Repurchase of treasury shares...................................                   -            (180,889)
     Proceeds from exercise of stock options.........................                   -                 494
     Proceeds from dividend reinvestment plan........................                 349                   -
                                                                             -------------       -------------
     Net Cash Used in Financing Activities...........................              (2,324)           (107,995)
                                                                             -------------       -------------
Net Increase (Decrease) in Cash......................................               1,036             (84,153)
Cash and Cash Equivalents at Beginning of Period.....................              18,485             114,548
                                                                             -------------       -------------
Cash and Cash Equivalents at End of Period...........................           $  19,521           $  30,395
                                                                             =============       =============

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of April 29, 2000, the consolidated statements of earnings for the thirteen week periods ended April 29, 2000 and May 1, 1999 and the consolidated statements of cash flows for the thirteen week periods ended April 29, 2000 and May 1, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at April 29, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 29, 2000 annual report to shareholders. The results of operations for the thirteen week period ended April 29, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, inventories would have been approximately the same at both April 29, 2000 and January 29, 2000.

NOTE 3. Comprehensive Income

Comprehensive Income is reported in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Accumulated other comprehensive income in the consolidated balance sheets as of April 29, 2000 and January 29, 2000 consists of a minimum pension liability adjustment. There were no differences between net earnings and comprehensive income for the thirteen week periods ended April 29, 2000 and May 1, 1999.

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

NOTE 5.  Debt

In April 2000, the Company repurchased $30,200,000 face value of its Liquid Yield Option Notes (LYONs) at a price of $520 per LYON. The book value of the LYONs were $19,226,000 and the after tax extraordinary gain was $2,040,000.

NOTE 6.  Net Earnings Per Share

                                                              Thirteen weeks ended
(in thousands, except per share data)                   ----------------------------------
                                                        April 29, 2000         May 1, 1999
                                                        --------------      --------------
(a)  Net earnings before extraordinary gain...........         $ 4,407             $10,093

     Adjustment for interest on zero coupon convertible
       subordinated notes, net of income tax effect...              -                   -
-------------------------------------------------------------------------------------------
(b)  Adjusted net earnings                                     $ 4,407             $10,093
-------------------------------------------------------------------------------------------

(c)  Average number of common shares outstanding
       during the period..............................          50,998              50,511

     Common shares assumed issued upon conversion of
       zero coupon convertible subordinated notes.....              -                   -

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price........               3                 252
-------------------------------------------------------------------------------------------
(d)  Average number of common shares assumed
       outstanding during the period..................          51,001              50,763
-------------------------------------------------------------------------------------------
Basic Earinings per Share:
     Before Extraordinary Gain (a/c)..................         $   .09             $   .20
     Extraordinary Gain...............................             .04                   -
-------------------------------------------------------------------------------------------
Basic Earnings per Share:                                      $   .13             $   .20
-------------------------------------------------------------------------------------------
Diluted Earnings per Share:
     Before Extraordinary Gain (b/d)..................         $   .09             $   .20
     Extraordinary Gain...............................             .04                   -
-------------------------------------------------------------------------------------------
Diluted Earnings per Share:                                    $   .13             $   .20
-------------------------------------------------------------------------------------------

Adjustments for convertible securities were antidilutive during the thirteen week periods ended April 29, 2000 and May 1, 1999 and therefore excluded from the computation of diluted EPS; however, these securities could potentially be dilutive in the future. Options to purchase 5,238,272 and 3,565,257 shares of common stock were outstanding at April 29, 2000 and May 1, 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

NOTE 7.  Reclassifications

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

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                    April 29, 2000        May 1, 1999       Fiscal 2000 vs.
                                                         (Fiscal 2000)       (Fiscal 1999)        Fiscal 1999
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         81.0%               81.7%                1.9%
Service Revenue (1)...................................         19.0                18.3                 6.8
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                 2.8

Costs of Merchandise Sales (2)........................         72.2 (3)            71.4 (3)             3.0
Costs of Service Revenue (2)..........................         81.5 (3)            79.5 (3)             9.6
                                                              ------              ------              ------
Total Costs of Revenues...............................         74.0                72.9                 4.3

Gross Profit from Merchandise Sales...................         27.8 (3)            28.6 (3)             (.9)
Gross Profit from Service Revenue.....................         18.5 (3)            20.5 (3)            (4.0)
                                                              ------              ------              ------
Total Gross Profit....................................         26.0                27.1                (1.4)

Selling, General and Administrative Expenses..........         22.8                22.2                 5.5
                                                              ------              ------              ------
Operating Profit......................................          3.2                 4.9               (32.9)

Nonoperating Income...................................           .1                  .1                59.1
Interest Expense......................................          2.1                 2.3                (3.5)
                                                              ------              ------              ------
Earnings Before Income Taxes..........................          1.2                 2.7               (56.3)

Income Taxes..........................................         36.0 (4)            36.0 (4)           (56.3)
                                                              ------              ------              ------
Net Earnings Before Extraordinary Gain................           .7                 1.7               (56.3)
Extraordinary Gain, Net of Tax........................           .3                  .0                 N/A
                                                              ------              ------              ------
Net Earnings                                                    1.0                 1.7               (36.1)
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

Thirteen Weeks Ended April 29, 2000 vs. Thirteen Weeks Ended May 1, 1999
------------------------------------------------------------------------

Total revenues for the first quarter increased 2.8% as total stores increased from 645 in 1999 to 663 in 2000. Comparable store revenues increased 0.6% (revenues generated by stores in operation during the same months of each period) due primarily to a comparable store service revenue increase of 4.6%, offset in part by a comparable merchandise sale decrease of 0.3%.

Gross profit from merchandise sales decreased, as a percentage of merchandise sales, due primarily to increased warehousing costs coupled with an increase in store occupancy costs, offset in part by higher merchandise margins.

Gross profit from service revenue decreased, as a percentage of service revenue, due primarily to increased in service payroll coupled with an increase in service occupancy costs, offset in part by a decrease in service employee benefit costs.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to an increase in store expenses offset, in part, by a decrease in media and general office expenses.


Nonoperating income consisted of the following:
  (in thousands)
                                        2000            1999
                                       ------          ------
  Net rental revenue                   $  447          $  176
  Investment income                        63             132
  Other income                            (20)              -
                                       ------          ------
  Total                                $  490          $  308
                                       ======          ======


Interest expense decreased slightly, as a percentage of total revenues, due primarily to lower debt levels, offset, in part, by higher weighted average interest rates on the Company's borrowings.

Net earnings decreased, as a percentage of total revenues, due primarily to a decrease in gross profit from merchandise sales, as a percentage of merchandise sales coupled with an increase in selling, general and administrative expenses, as a percentage of total revenues and a decrease in gross profit from service revenues, as a percentage of service revenue, offset, in part, by the extraordinary gain from the repurchase of a portion of the Company's LYONs and a decrease in interest expense, as a percentage of total revenues.

LIQUIDITY AND CAPITAL RESOURCES - April 29, 2000
------------------------------------------------

The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. During the first quarter of 2000, the Company invested $16,497,000 in property and equipment while net inventory (net inventory includes the change in inventory less the change in accounts payable) increased $35,580,000. Working capital decreased from $172,332,000 at January 29, 2000 to $172,098,000 at April 29, 2000. At April 29, 2000, the Company had stockholders' equity of $661,638,000 and long-term debt of $771,439,000. The Company's long-term debt was 54% of its total capitalization at April 29, 2000 and 54% at January 29, 2000. As of April 29, 2000, the Company had available lines of credit totaling $187,000,000.

The Company plans to open approximately 4 new stores during the balance of the current fiscal year. Management estimates that the cost of this expansion, coupled with expenditures in existing stores, warehouses and offices will be approximately $55,491,821. Funds required to finance the store expansion including related inventory requirements and to repay its debt maturities are expected to come primarily from operating activities.

In April 2000, the Company repurchased $30,200,000 face value of its Liquid Yield Option Notes (LYONs) at a price of $520 per LYON. The book value of the LYONs were $19,226,000 and the after tax extraordinary gain was $2,040,000.


NEW ACCOUNTING STANDARDS
------------------------

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

FORWARD LOOKING STATEMENTS
--------------------------

   Certain statements made herein, including those discussing management's expectations for future periods, are forward-looking and involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements due to factors beyond the control of the Company, including the strength of the national and regional economies and retail and commercial consumers' ability to spend, the health of the various sectors of the market that the Company serves, the weather in geographical regions with a high concentration of the Company's stores, competitive pricing, location and number of competitors' stores and product and labor costs. Further factors that might cause such a difference include, but are not limited to, the factors described in the Company's filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit agreements, changes in the federal funds rate, the lenders' prime rate or LIBOR could affect the rates at which the Company could borrow funds thereunder. At April 29, 2000, the Company had outstanding borrowings of $28,000,000 under these credit facilities. There have been no material changes to the market risk disclosures as reported in the Company's Form 10-K for the fiscal year ended January 29, 2000.

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


                                  THE PEP BOYS - MANNY, MOE & JACK
                                  --------------------------------
                                                      (Registrant)

Date: June 12, 2000                      By: /s/ George Babich Jr.
      -----------------------            -------------------------

                                                 George Babich Jr.
                                           Senior Vice President &
                                           Chief Financial Officer

INDEX TO EXHIBITS
-----------------

  (11)     Computations of Earnings Per Share

  (27)     Financial Data Schedule