Form 10-Q
period 2000-07-29
PEP BOYS MANNY MOE & JACK
filed 2000-09-12
CIK 77449

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended July 29, 2000

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


As of September 5, 2000 there were 53,302,123 shares of the registrant's Common Stock outstanding.

---------------------------------------------------------------------------
Index                                                              Page
---------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION:


    Item 1.   Condensed Consolidated
              Financial Statements (Unaudited)

                  Consolidated Balance Sheets -
                  July 29, 2000 and January 29, 2000                  3

                  Consolidated Statements of Earnings -
                  Thirteen and Twenty-six weeks ended
                  July 29, 2000 and July 31, 1999                     4

                  Consolidated Statements of Cash Flows -
                  Twenty-six weeks ended July 29, 2000
                  and July 31, 1999                                   5

                  Notes to Condensed Consolidated
                  Financial Statements                              6-7

    Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                           8-12


    Item 3.   Quantitative and Qualitative Disclosures               13
              About Market Risk


PART II - OTHER INFORMATION:


    Item 1.    Legal Proceedings                                     14

    Item 2.    Changes in Securities and Use of Proceeds             14

    Item 3.    Defaults Upon Senior Securities                       14

    Item 4.    Submission of Matters to a Vote of
               Security Holders                                      14

    Item 5.    Other Information                                     14

    Item 6.    Exhibits and Reports on Form 8-K                      14


SIGNATURE PAGE                                                       15

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Condensed Consolidated Financial Statements (Unaudited)

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                       (dollar amounts in thousands, except per share amounts)

                                                                   July 29, 2000       Jan. 29, 2000*
                                                                   -------------       -------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash and cash equivalents..................................        $   14,261          $   18,485
   Accounts receivable, net...................................            19,535              17,281
   Merchandise inventories....................................           605,996             582,898
   Prepaid expenses...........................................            17,972              39,184
   Deferred income taxes......................................            16,715              16,606
   Other......................................................            38,746              46,278
                                                                   -------------       -------------
      Total Current Assets....................................           713,225             720,732

 Property and Equipment - at cost:
   Land.......................................................           290,185             287,039
   Building and improvements..................................           966,438             954,638
   Furniture, fixtures and equipment..........................           661,955             647,557
   Construction in progress...................................            26,253              25,763
                                                                    ------------       -------------
                                                                       1,944,831           1,914,997
   Less accumulated depreciation and amortization.............           626,818             597,248
                                                                   -------------       -------------
      Total Property and Equipment............................         1,318,013           1,335,749

 Other........................................................            16,725              16,191
                                                                   -------------       -------------
Total Assets..................................................        $2,047,963          $2,072,672
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable...........................................        $  286,312          $  320,066
   Accrued expenses...........................................           222,700             228,151
   Short-term borrowings......................................            12,000                   -
   Current maturities of long-term debt.......................               187                 183
                                                                   -------------       -------------
      Total Current Liabilities...............................           521,199             548,400

 Long-Term Debt, less current maturities......................           626,579             612,668
 Convertible Debt, less current maturities....................           155,332             171,356
 Deferred Income Taxes........................................            81,964              81,964
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares - Issued 63,910,577.........            63,911              63,911
   Additional paid-in capital.................................           177,247             177,247
   Retained earnings..........................................           652,271             649,487
                                                                   -------------        ------------
                                                                         893,429             890,645

   Less shares in treasury - 10,608,454 and
    10,721,208 shares, at cost................................           171,276             173,097
   Less shares in benefits trust - 2,195,270 shares, at cost..            59,264              59,264
                                                                   -------------        ------------
      Total Stockholders' Equity..............................           662,889             658,284
                                                                   -------------        ------------
Total Liabilities and Stockholders' Equity....................        $2,047,963          $2,072,672
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


                                           THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                        (dollar amounts in thousands, except per share amounts)
                                                               (Unaudited)

                                                               Thirteen weeks ended               Twenty-six weeks ended
                                                         --------------------------------    ---------------------------------
                                                          July 29, 2000      July 31, 1999    July 29, 2000      July 31, 1999
                                                         --------------     --------------   --------------     --------------
Merchandise Sales....................................        $516,763           $520,686       $1,014,483         $1,009,384
Service Revenue......................................         117,124            114,717          234,213            224,335
                                                         --------------     --------------   --------------     --------------
Total Revenues.......................................         633,887            635,403        1,248,696          1,233,719

Costs of Merchandise Sales...........................         378,145            368,583          737,653            717,756
Costs of Service Revenue.............................          98,120             90,300          193,605            177,416
                                                         --------------     --------------   --------------     --------------
Total Costs of Revenues..............................         476,265            458,883          931,258            895,172

Gross Profit from Merchandise Sales..................         138,618            152,103          276,830            291,628
Gross Profit from Service Revenue....................          19,004             24,417           40,608             46,919
                                                         --------------     --------------   --------------     --------------
Total Gross Profit...................................         157,622            176,520          317,438            338,547

Selling, General and Administrative Expenses.........         139,029            132,668          279,344            265,655
                                                         --------------     --------------   --------------     --------------
Operating Profit.....................................          18,593             43,852           38,094             72,892
Nonoperating Income..................................             535                762            1,025              1,070
Interest Expense.....................................          13,802             13,262           26,906             26,840
                                                         --------------     --------------   --------------     --------------
Earnings Before Income Taxes                                    5,326             31,352           12,213             47,122

Income Taxes.........................................           1,917             11,287            4,397             16,964
                                                         --------------     --------------   --------------     --------------
Net Earnings Before Extraordinary Gain...............           3,409             20,065            7,816             30,158
Extraordinary Gain, Net of Tax.......................             967                  -            3,007                  -
                                                         --------------     --------------   --------------     --------------
Net Earnings.........................................           4,376             20,065           10,823             30,158

Retained Earnings, beginning of period...............         651,917            642,600          649,487            636,475
Cash Dividends.......................................           3,446              3,257            6,888              6,815
Dividend Reinvestment Plan...........................             576                  -            1,151                  -
Effect of Shares Repurchased from Benefits Trust.....               -                  -                -                410
                                                         --------------     --------------   --------------     --------------
Retained Earnings, end of period.....................        $652,271           $659,408         $652,271           $659,408
                                                         ==============     ==============   ==============     ==============
Basic Earnings per Share:
  Before Extraordinary Gain..........................        $    .07           $    .40         $    .15           $    .60
  Extraordinary Gain on Extinguishment
    of Debt, Net of Tax..............................             .02                  -              .06                  -
                                                         -------------      -------------    -------------      -------------
Basic Earnings per Share.............................        $    .09           $    .40         $    .21           $    .60
                                                         =============      =============    =============      =============
Diluted Earnings per Share:
  Before Extraordinary Gain..........................        $    .07           $    .39         $    .15           $    .59
  Extraordinary Gain on Extinguishment
    of Debt, Net of Tax..............................             .02                  -              .06                  -
                                                         -------------      -------------    -------------      -------------
Diluted Earnings per Share...........................        $    .09           $    .39         $    .21           $    .59
                                                         =============      =============    =============      =============
Cash Dividends per Share.............................        $  .0675           $  .0675         $  .1350           $  .1350
                                                         =============      =============    =============      =============

See notes to condensed consolidated financial statements.

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                            (Unaudited)
                                                                                   Twenty-six weeks ended
                                                                            ----------------------------------
                                                                             July 29, 2000       July 31, 1999
                                                                            --------------      --------------
Cash Flows from Operating Activities:
     Net earnings....................................................           $  10,823           $  30,158
     Adjustments to Reconcile Net Earnings to Net Cash
       Provided by Operating Activities:
        Extraordinary gain on extinguishment of debt, net of tax.....              (3,007)                  -
        Depreciation and amortization................................              50,531              48,510
        Accretion of bond discount...................................               3,201               3,294
        Increase in deferred income taxes............................                (109)                  -
        Gain from sale of assets.....................................              (1,262)               (592)
     Changes in operating assets and liabilities:
        Decrease in accounts receivable, prepaid expenses
           and other.................................................              25,956              14,547
       (Increase) Decrease in merchandise inventories................             (23,098)             14,327
       (Decrease) Increase in accounts payable.......................             (33,754)             16,542
       (Decrease) Increase in accrued expenses.......................              (5,451)             30,135
                                                                             -------------       -------------
     Net Cash Provided by Operating Activities.......................              23,830             156,921

Cash Flows from Investing Activities:
     Capital expenditures............................................             (33,626)            (52,053)
     Net proceeds from sales of assets...............................               2,093               1,403
                                                                             -------------       -------------
     Net Cash Used in Investing Activities...........................             (31,533)            (50,650)

Cash Flows from Financing Activities:
     Net borrowings under line of credit agreements..................              19,910                   -
     Short-term borrowings...........................................              12,000                   -
     Reduction of long-term debt.....................................                   -                 (84)
     Reduction of convertible debt...................................                   -             (16,500)
     Dividends paid..................................................              (6,888)             (6,815)
     Net proceeds from issuance of notes.............................                   -              76,000
     Early extinguishment of debt....................................             (22,213)                  -
     Repurchase of treasury shares...................................                   -            (182,065)
     Proceeds from exercise of stock options.........................                   -                 269
     Proceeds from dividend reinvestment plan........................                 670                 569
                                                                             -------------       -------------
     Net Cash Provided by (Used in) Financing Activities.............               3,479            (128,626)
                                                                             -------------       -------------
Net Decrease in Cash.................................................              (4,224)            (22,355)
Cash and Cash Equivalents at Beginning of Period.....................              18,485             114,548
                                                                             -------------       -------------
Cash and Cash Equivalents at End of Period...........................           $  14,261           $  92,193
                                                                             =============       =============

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of July 29, 2000, the consolidated statements of earnings for the thirteen and twenty-six week periods ended
July 29, 2000 and July 31, 1999 and the consolidated statements of cash flows for the twenty-six week periods ended July 29, 2000 and July 31, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at July 29, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended January 29, 2000. The results of operations for the thirteen and twenty-six week periods ended July 29, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, inventories would have been approximately the same at both July 29, 2000 and January 29, 2000.

NOTE 3. Comprehensive Income

Comprehensive Income is reported in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Accumulated other comprehensive income in the consolidated balance sheets as of July 29, 2000 and January 29, 2000 consists of a minimum pension liability adjustment. There were no differences between net earnings and comprehensive income for the thirteen and twenty-six week periods ended July 29, 2000 and July 31, 1999.

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

NOTE 5.  Debt and Financing Arrangements

As of the balance sheet date, the Company was not in compliance with certain financial convenants in its revolving credit agreement and operating leases for certain properties. The Company has obtained waivers for such noncompliance and amended its credit facilities. The waiver for the revolving credit agreement extends through the third fiscal quarter. The waivers for the operating leases extend through October 10, 2000. As of August 10, 2000, the revolving credit agreement was amended to reduce the Company's availability from $200,000,000 to $125,000,000; had this amendment to the revolving line of credit been in place on the balance sheet date, the availability would have been $98,000,000. In addition, the amendments restrict any cash payments for the Company's Liquid Yield Option Notes (LYONs) at any time prior to September 20, 2001.

The Company has obtained firm commitments from lenders to enter into a new revolving credit agreement and operating lease facility. The new facilities will provide up to $368,000,000 of available credit and will be secured by certain assets of the Company. The Company expects to close these facilities in the third fiscal quarter.

In April 2000, the Company repurchased $30,200,000 face value of its LYONs at a price of $520 per LYON. The book value of the LYONs were $19,226,000 and the after-tax extraordinary gain was $2,040,000.

In June 2000, the Company repurchased $5,995,000 face value of the $49,000,000 medium-term note which was redeemable at the option of the holder on September 19, 2002. The after-tax extraordinary gain was $967,000.

NOTE 6.  Net Earnings Per Share

                                                              Thirteen weeks ended                  Twenty-six weeks ended
(in thousands, except per share data)                   ----------------------------------    ----------------------------------
                                                         July 29, 2000       July 31, 1999     July 29, 2000       July 31, 1999
                                                        --------------      --------------    --------------      --------------
(a)  Net earnings before extraordinary gain...........         $ 3,409             $20,065           $ 7,816             $30,158

     Adjustment for interest on 4% convertible
       subordinated notes, net of income tax effect...               -                 403                 -                 866

     Adjustment for interest on zero coupon convertible
       subordinated notes, net of income tax effect...               -               1,060                 -                   -
----------------------------------------------------------------------------------------------------------------------------------
(b)  Adjusted net earnings before extraordinary gain..         $ 3,409             $21,528           $ 7,816             $31,024
----------------------------------------------------------------------------------------------------------------------------------

(c)  Average number of common shares outstanding
       during the period..............................          51,055              50,420            51,026              50,466

     Common shares assumed issued upon conversion of
       4% convertible subordinated notes..............               -               1,525                 -               1,644

     Common shares assumed issued upon conversion of
       zero coupon convertible subordinated notes.....               -               3,513                 -                   -

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price........              20                 380                12                 316
----------------------------------------------------------------------------------------------------------------------------------
(d)  Average number of common shares assumed
       outstanding during the period..................          51,075              55,838            51,038              52,426
----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
     Before Extraordinary Gain (a/c)..................         $   .07             $   .40           $   .15             $   .60
     Extraordinary Gain...............................             .02                   -               .06                   -
----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:                                      $   .09             $   .40           $   .21             $   .60
----------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings per Share:
     Before Extraordinary Gain (b/d)..................         $   .07             $   .39           $   .15             $   .59
     Extraordinary Gain...............................             .02                   -               .06                   -
----------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings per Share:                                    $   .09             $   .39           $   .21             $   .59
----------------------------------------------------------------------------------------------------------------------------------

Adjustments for certain convertible securities were antidilutive during the thirteen and twenty-six week periods ended July 29, 2000 and the twenty-six week period ended July 31, 1999, and therefore, excluded from the computation of diluted EPS; however, these securities could potentially be dilutive in the future. Options to purchase shares of common stock which were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the shares of common stock during the thirteen and twenty-six week periods ended July 29, 2000 and July 31, 1999 were as follows:

                                                               Thirteen weeks ended                  Twenty-six weeks ended
(in thousands)                                           ----------------------------------    ----------------------------------
                                                          July 29, 2000       July 31, 1999     July 29, 2000       July 31, 1999
                                                         --------------      --------------    --------------      --------------
Common shares associated with antidilutive stock
  options excluded from computation of diluted EPS ......         4,787               3,679             4,787               3,695
                                                         --------------      --------------    --------------      --------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operation -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                     July 29, 2000       July 31, 1999       Fiscal 2000 vs.
                                                         (Fiscal 2000)       (Fiscal 1999)        Fiscal 1999
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         81.5%               81.9%               (0.8)%
Service Revenue (1)...................................         18.5                18.1                 2.1
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                 (.2)

Costs of Merchandise Sales (2)........................         73.2 (3)            70.8 (3)             2.6
Costs of Service Revenue (2)..........................         83.8 (3)            78.7 (3)             8.7
                                                              ------              ------              ------
Total Costs of Revenues...............................         75.1                72.2                 3.8

Gross Profit from Merchandise Sales...................         26.8 (3)            29.2 (3)            (8.8)
Gross Profit from Service Revenue.....................         16.2 (3)            21.3 (3)           (22.2)
                                                              ------              ------              ------
Total Gross Profit....................................         24.9                27.8               (10.7)

Selling, General and Administrative Expenses..........         22.0                20.9                 4.8
                                                              ------              ------              ------
Operating Profit......................................          2.9                 6.9               (57.6)

Nonoperating Income...................................           .1                  .1               (29.8)
Interest Expense......................................          2.2                 2.1                 4.1
                                                              ------              ------              ------
Earnings Before Income Taxes..........................           .8                 4.9               (83.0)

Income Taxes..........................................         36.0 (4)            36.0 (4)           (83.0)
                                                              ------              ------              ------
Net Earnings Before Extraordinary Gain................           .5                 3.2               (83.0)
Extraordinary Gain, Net of Tax........................           .2                  .0                 N/A
                                                              ------              ------              ------
Net Earnings..........................................           .7                 3.2               (78.2)
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

Thirteen Weeks Ended July 29, 2000 vs. Thirteen Weeks Ended July 31, 1999
---------------------------------------------------------------------------

Total revenues for the second quarter fell 0.2% led by a 0.8% decrease in merchandise sales offset, in part, by a 2.1% increase in service revenue. Revenues fell despite an increase in total stores from 650 in 1999 to 655 in 2000. This decrease was driven by a decrease in comparable store revenues of 2.0% in 2000. Comparable store merchandise sales decreased 2.6% while comparable service revenue increased 0.4%.

Gross profit from merchandise sales decreased, as a percentage of merchandise sales, due primarily to lower merchandise margins, an increase in store occupancy costs, as a percentage of merchandise sales and an increase in warehousing costs, as a percentage of merchandise sales.

Gross profit from service revenue decreased, as a percentage of service revenue, due primarily to an increase in service center personnel costs and an an increase in store occupancy costs, as a percentage of service revenue.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to increases in store payroll expenses and general office expenses, as a percentage of total revenues.


Nonoperating income consisted of the following:
  (in thousands)
                                        2000            1999
                                       ------          ------
  Net rental revenue                   $  450          $  201
  Investment income                        88             481
  Other income                             (3)             80
                                       ------          ------
  Total                                $  535          $  762
                                       ======          ======


Net earnings decreased, as a percentage of total revenues, due primarily to a decrease in gross profit from merchandise sales, in addition to a decrease in gross profit from service revenues and an increase in selling, general and administrative expenses offset, in part, by an extraordinary gain on the early extinguishment of debt.



Results of Operation -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Twenty-six weeks ended                                   July 29, 2000       July 31, 1999       Fiscal 2000 vs.
                                                         (Fiscal 2000)       (Fiscal 1999)        Fiscal 1999
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         81.2%               81.8%                 .5 %
Service Revenue (1)...................................         18.8                18.2                 4.4
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                 1.2

Costs of Merchandise Sales (2)........................         72.7 (3)            71.1 (3)             2.8
Costs of Service Revenue (2)..........................         82.7 (3)            79.1 (3)             9.1
                                                              ------              ------              ------
Total Costs of Revenues...............................         74.6                72.6                 4.0

Gross Profit from Merchandise Sales...................         27.3 (3)            28.9 (3)            (5.1)
Gross Profit from Service Revenue.....................         17.3 (3)            20.9 (3)           (13.5)
                                                              ------              ------              ------
Total Gross Profit....................................         25.4                27.4                (6.2)

Selling, General and Administrative Expenses..........         22.3                21.5                 5.2
                                                              ------              ------              ------
Operating Profit......................................          3.1                 5.9               (47.7)

Nonoperating Income...................................           .1                  .1                (4.2)
Interest Expense......................................          2.2                 2.2                  .3
                                                              ------              ------              ------
Earnings Before Income Taxes..........................          1.0                 3.8               (74.1)

Income Taxes..........................................         36.0 (4)            36.0 (4)           (74.1)
                                                              ------              ------              ------
Net Earnings Before Extraordinary Gain................           .6                 2.4               (74.1)
Extraordinary Gain, Net of Tax........................           .2                  .0                 N/A
                                                              ------              ------              ------
Net Earnings..........................................           .9                 2.4               (64.1)
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

Twenty-six Weeks Ended July 29, 2000 vs. Twenty-six Weeks Ended July 31, 1999
-------------------------------------------------------------------------------

Total revenues for the first half increased 1.2% due to an increase in store count from 650 stores in 1999 to 665 in 2000. This increase was offset, in part, by a decrease in total comparable store sales of 0.8%. Comparable store merchandise sales decreased 1.5% while comparable service revenue increased 2.4%.

Gross profit from merchandise sales decreased, as a percentage of merchandise sales, due primarily to lower merchandise margins and an increase in warehousing costs, as a percentage of merchandise sales.

Gross profit from service revenue decreased, as a percentage of service revenue due primarily to an increase in service payroll, as a percentage of service revenue.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to an increase in store expenses, as a percentage of total revenues.


Nonoperating income consisted of the following:
  (in thousands)
                                        2000            1999
                                       ------          ------
  Net rental revenue                   $  897          $  377
  Investment income                       151             613
  Other income                            (23)             80
                                       ------          ------
  Total                                $1,025          $1,070
                                       ======          ======



Net earnings decreased, as a percentage of total revenues, due primarily to a decrease in gross profit from merchandise sales, as a percentage of merchandise sales, coupled with a decrease in gross profit from service revenue, as a percentage of service revenue and higher selling, general and administrative expenses, as a percentage of total revenues offset, in part, by an extraordinary gain on the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES - July 29, 2000
------------------------------------------------
The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores, to renovate existing stores, and to purchase inventory. During the first six months of 2000, the Company invested $33,626,000 in property and equipment while net inventory (net inventory includes the change in inventory less the change in accounts payable) increased $56,852,000. Working capital increased from $172,332,000 at January 29, 2000 to $192,026,000 at July 29, 2000. At July 29, 2000, the
Company had stockholders' equity of $662,889,000 and long-term debt of $781,911,000. The Company's long-term debt was 54% of its total capitalization at July 29, 2000 and 54% at January 29, 2000. As of July 29, 2000, the Company had available lines of credit totaling $173,000,000.

As of the balance sheet date, the Company was not in compliance with certain financial convenants in its revolving credit agreement and operating leases for certain properties. The Company has obtained waivers for such noncompliance and amended its credit facilities. The waiver for the revolving credit agreement extends through the third fiscal quarter. The waivers for the operating leases extend through October 10, 2000. As of August 10, 2000, the revolving credit agreement was amended to reduce the Company's availability from $200,000,000 to $125,000,000; had this amendment to the revolving line of credit been in place on the balance sheet date, the availability would have been $98,000,000. In addition, the amendments restrict any cash payments for the Company's Liquid Yield Option Notes (LYONs) at any time prior to September 20, 2001.

The Company has obtained firm commitments from lenders to enter into a new revolving credit agreement and operating lease facility. The new facilities will provide up to $368,000,000 of available credit and will be secured by certain assets of the Company. The Company expects to close these facilities in the third fiscal quarter.

The Company plans to open 2 new stores during the balance of the current fiscal year. Management estimates that the cost of the expansion, coupled with expenditures in renovating existing stores, and expenditures for warehouses and offices will be approximately $26,374,000. Funds required to finance the store expansion including related inventory requirements, to finance the renovation project of existing stores and to repay its debt maturities are expected to come primarily from operating activities and the Company's lines of credit.

In April 2000, the Company repurchased $30,200,000 face value of its LYONs at a price of $520 per LYON. The book value of the LYONs were $19,226,000 and the after-tax extraordinary gain was $2,040,000.

In June 2000, the Company repurchased $5,995,000 face value of the $49,000,000 medium-term note which was redeemable at the option of the holder on September 19, 2002. The after-tax extraordinary gain was $967,000.



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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit agreements, changes in the federal funds rate, the lenders' prime rate or LIBOR could affect the rates at which the Company could borrow funds thereunder. At July 29, 2000, the Company had $42,000,000 outstanding borrowings under these credit facilities. There have been no material changes to the market risk disclosures as reported in the Company's Form 10-K for the fiscal year ended January 29, 2000.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities and Use of Proceeds
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          An annual meeting of shareholders was held on May 31, 2000. The shareholders approved the election of directors shown below.

          Directors Elected at Annual Meeting of Shareholders
          ---------------------------------------------------

          Name                        Votes For         Votes Withheld
          ----                        ---------         --------------
          Bernard J. Korman          43,156,311            4,729,577

          J. Richard Leaman, Jr.     43,164,060            4,721,828
          ..................................................................

          Directors whose term of office continued after the Annual Meeting of Shareholders
          -----------------------------------------------------------------

          Name
          ----
          Lennox K. Black

          Mitchell G. Leibovitz

          Lester Rosenfeld

          Benjamin Strauss

          Myles H. Tanenbaum

          Malcolmn D. Pryor

          ..................................................................

          The shareholders also approved the appointment of the independent auditors Deloitte & Touche LLP with 47,091,932 affirmative votes, 639,268 negative votes and 154,688 abstentions.

          ..................................................................

          The shareholders disapproved the shareholder proposal regarding the sale of the Company to the highest bidder with 27,589,361 negative votes, 6,689,146 affirmative votes, 1,340,253 abstentions, and 12,267,128 broker non-votes.



Item 5.   Other Information
          None.



Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits

                (10.53) AMENDMENT NO. 6 AND WAIVER dated as of July 28, 2000 to the AMENDED AND RESTATED CREDIT AGREEMENT dated as of April 21, 1995 between THE PEP BOYS - MANNY, MOE
                         & JACK, the guarantors signatory thereto, the banks signatory thereto and THE CHASE MANHATTAN BANK, as agent.

                (10.54) Amendment and waiver dated as of August 10, 2000 to Master Lease between the Company and State Street
                         Bank and Trust Company dated as of November 13, 1995.

                (10.55) Amendment and waiver dated as of August 10, 2000 to Master Lease between the Company and State Street
                         Bank and Trust Company dated as of February 28, 1997.


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

Date: September 12, 2000                 By: /s/ George Babich Jr.
      -----------------------            -------------------------

                                                 George Babich Jr.
                                            Senior Vice President &
                                            Chief Financial Officer

INDEX TO EXHIBITS
-----------------
 (10.53) AMENDMENT NO. 6 AND WAIVER dated as of July 28, 2000 to the AMENDED AND RESTATED CREDIT AGREEMENT dated as of April 21, 1995 between THE PEP BOYS - MANNY, MOE & JACK, the guarantors signatory thereto, the banks signatory thereto and THE CHASE MANHATTAN BANK, as agent.

 (10.54) Amendment and waiver dated as of August 10, 2000 to Master Lease between the Company and State Street
          Bank and Trust Company dated as of November 13, 1995.

 (10.55) Amendment and waiver dated as of August 10, 2000 to Master Lease between the Company and State Street
          Bank and Trust Company dated as of February 28, 1997.

 (11)     Computations of Earnings Per Share

 (27)     Financial Data Schedule