Form 10-Q
period 2000-10-28
PEP BOYS MANNY MOE & JACK
filed 2000-12-12
CIK 77449

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended October 28, 2000

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


As of December 1, 2000 there were 53,377,106 shares of the registrant's Common Stock outstanding.

---------------------------------------------------------------------------
Index                                                              Page
---------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION:


    Item 1.   Condensed Consolidated
              Financial Statements (Unaudited)

                  Consolidated Balance Sheets -
                  October 28, 2000 and January 29, 2000               3

                  Consolidated Statements of Operations -
                  Thirteen and Thirty-nine weeks ended
                  October 28,2000 and October 30, 1999                4

                  Consolidated Statements of Cash Flows -
                  Thirty-nine weeks ended October 28, 2000
                  and October 30, 1999                                5

                  Notes to Condensed Consolidated
                  Financial Statements                              6-9

    Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                          10-15


    Item 3.   Quantitative and Qualitative Disclosures               16
              About Market Risk


PART II - OTHER INFORMATION:


    Item 1.    Legal Proceedings                                     17

    Item 2.    Changes in Securities and Use of Proceeds             17

    Item 3.    Defaults Upon Senior Securities                       17

    Item 4.    Submission of Matters to a Vote of
               Security Holders                                      17

    Item 5.    Other Information                                     17

    Item 6.    Exhibits and Reports on Form 8-K                      17


SIGNATURE PAGE                                                       18

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Condensed Consolidated Financial Statements (Unaudited)

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                       (dollar amounts in thousands, except per share amounts)

                                                                   Oct. 28, 2000       Jan. 29, 2000*
                                                                   -------------       -------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash and cash equivalents..................................        $   10,834          $   18,485
   Accounts receivable, net...................................            19,141              17,281
   Merchandise inventories....................................           573,913             582,898
   Prepaid expenses...........................................            13,957              39,184
   Deferred income taxes......................................            44,311              16,606
   Other......................................................            39,657              46,278
   Assets held for disposal...................................            22,587                   -
                                                                   -------------       -------------
      Total Current Assets....................................           724,400             720,732

 Property and Equipment - at cost:
   Land.......................................................           277,347             287,039
   Building and improvements..................................           913,557             954,638
   Furniture, fixtures and equipment..........................           633,233             647,557
   Construction in progress...................................            23,448              25,763
                                                                    ------------       -------------
                                                                       1,847,585           1,914,997
   Less accumulated depreciation and amortization.............           627,079             579,248
                                                                   -------------       -------------
      Total Property and Equipment............................         1,220,506           1,335,749

 Other........................................................            11,846              16,191
                                                                   -------------       -------------
Total Assets..................................................        $1,956,752          $2,072,672
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable...........................................        $  241,019          $  320,066
   Accrued expenses...........................................           230,326             228,151
   Current maturities of convertible debt.....................           156,864                   -
   Current maturities of long-term debt.......................               193                 183
                                                                   -------------       -------------
      Total Current Liabilities...............................           628,402             548,400

 Long-Term Debt, less current maturities......................           649,917             612,668
 Convertible Debt, less current maturities....................                 -             171,356
 Deferred Income Taxes........................................            81,864              81,964
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares - Issued 63,910,577.........            63,911              63,911
   Additional paid-in capital.................................           177,247             177,247
   Retained earnings..........................................           584,741             649,487
                                                                   -------------        ------------
                                                                         825,899             890,645

   Less shares in treasury - 10,533,471 and
    10,721,208 shares, at cost................................           170,066             173,097
   Less shares in benefits trust - 2,195,270 shares, at cost..            59,264              59,264
                                                                   -------------        ------------
      Total Stockholders' Equity..............................           596,569             658,284
                                                                   -------------        ------------
Total Liabilities and Stockholders' Equity....................        $1,956,752          $2,072,672
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


                                           THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (dollar amounts in thousands, except per share amounts)
                                                               (Unaudited)

                                                               Thirteen weeks ended               Thirty-nine weeks ended
                                                         --------------------------------    ---------------------------------
                                                          Oct. 28, 2000      Oct. 30, 1999    Oct. 28, 2000      Oct. 30, 1999
                                                         --------------     --------------   --------------     --------------
Merchandise Sales....................................        $504,533           $493,838       $1,519,016         $1,503,222
Service Revenue......................................         117,849            111,995          352,062            336,330
                                                         --------------     --------------   --------------     --------------
Total Revenues.......................................         622,382            605,833        1,871,078          1,839,552

Costs of Merchandise Sales...........................         449,519            357,180        1,187,172          1,074,936
Costs of Service Revenue.............................         106,505             90,884          300,110            268,300
                                                         --------------     --------------   --------------     --------------
Total Costs of Revenues..............................         556,024            448,064        1,487,282          1,343,236

Gross Profit from Merchandise Sales..................          55,014            136,658          331,844            428,286
Gross Profit from Service Revenue....................          11,344             21,111           51,952             68,030
                                                         --------------     --------------   --------------     --------------
Total Gross Profit...................................          66,358            157,769          383,796            496,316

Selling, General and Administrative Expenses.........         148,929            130,194          428,273            395,849
                                                         --------------     --------------   --------------     --------------
Operating (Loss) Profit..............................         (82,571)            27,575          (44,477)           100,467
Nonoperating Income..................................             469                731            1,494              1,801
Interest Expense.....................................          15,196             12,790           42,102             39,630
                                                         --------------     --------------   --------------     --------------
(Loss) Earnings Before Income Taxes..................         (97,298)            15,516          (85,085)            62,638

Income Taxes.........................................         (35,027)             5,586          (30,630)            22,550
                                                         --------------     --------------   --------------     --------------
Net (Loss) Earnings Before Extraordinary Item........         (62,271)             9,930          (54,455)            40,088
Extraordinary (Loss) Gain, Net of Tax................            (938)                 -            2,069                  -
                                                         --------------     --------------   --------------     --------------
Net (Loss) Earnings..................................         (63,209)             9,930          (52,386)            40,088

Retained Earnings, beginning of period...............         652,271            659,408          649,487            636,475
Cash Dividends.......................................           3,450              3,439           10,338             10,254
Dividend Reinvestment Plan...........................             871                  -            2,022                  -
Effect of Shares Repurchased from Benefits Trust.....               -                  -                -                410
Effect of Issuance of Treasury Shares................               -              1,874                -              1,874
                                                         --------------     --------------   --------------     --------------
Retained Earnings, end of period.....................        $584,741           $664,025         $584,741           $664,025
                                                         ==============     ==============   ==============     ==============
Basic (Loss) Earnings per Share:
  Before Extraordinary (Loss) Gain...................        $  (1.22)          $    .20         $  (1.07)          $    .79
  Extraordinary (Loss) Gain on Extinguishment
    of Debt, Net of Tax..............................            (.02)                 -              .04                  -
                                                         -------------      -------------    -------------      -------------
Basic (Loss) Earnings per Share......................        $  (1.24)          $    .20         $  (1.03)          $    .79
                                                         =============      =============    =============      =============
Diluted (Loss) Earnings per Share:
  Before Extraordinary (Loss) Gain...................        $  (1.22)          $    .20         $  (1.07)          $    .79
  Extraordinary (Loss) Gain on Extinguishment
    of Debt, Net of Tax..............................            (.02)                 -              .04                  -
                                                         -------------      -------------    -------------      -------------
Diluted (Loss) Earnings per Share....................        $  (1.24)          $    .20         $  (1.03)          $    .79
                                                         =============      =============    =============      =============
Cash Dividends per Share.............................        $  .0675           $  .0675         $  .2025           $  .2025
                                                         =============      =============    =============      =============

See notes to condensed consolidated financial statements.

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                            (Unaudited)
                                                                                   Thirty-nine weeks ended
                                                                            ----------------------------------
                                                                             Oct. 28, 2000       Oct. 30, 1999
                                                                            --------------      --------------
Cash Flows from Operating Activities:
     Net (Loss) earnings.............................................           $ (52,386)          $  40,088
     Adjustments to Reconcile Net (Loss) Earnings to Net Cash
       Provided by Operating Activities:
        Extraordinary gain on extinguishment of debt, net of tax.....              (3,007)                  -
        Depreciation and amortization................................              75,429              73,230
        Accretion of bond discount...................................               4,734               4,966
        Increase in deferred income taxes............................             (27,805)                  -
        Loss on assets held for disposal.............................              53,773                   -
        Loss on asset impairment.....................................               5,429                   -
        Loss (Gain) from sale of assets..............................               2,868                (441)
     Changes in operating assets and liabilities:
        Decrease in accounts receivable, prepaid expenses
           and other.................................................              34,332              22,252
        Decrease (Increase) in merchandise inventories...............               8,985             (17,215)
       (Decrease) Increase in accounts payable.......................             (79,047)             35,990
        Increase in accrued expenses.................................               2,175              31,936
                                                                             -------------       -------------
     Net Cash Provided by Operating Activities.......................              25,480             190,806

Cash Flows from Investing Activities:
     Capital expenditures............................................             (46,972)            (78,590)
     Net proceeds from sales of assets...............................               2,129               1,482
                                                                             -------------       -------------
     Net Cash Used in Investing Activities...........................             (44,843)            (77,108)

Cash Flows from Financing Activities:
     Net borrowings under line of credit agreements..................             113,254                   -
     Short-term borrowings...........................................                   -                   -
     Reduction of long-term debt.....................................             (70,000)               (127)
     Reduction of convertible debt...................................                   -             (72,294)
     Dividends paid..................................................             (10,338)            (10,254)
     Net proceeds from issuance of notes.............................                   -              76,000
     Early extinguishment of debt....................................             (22,213)                  -
     Repurchase of treasury shares...................................                   -            (182,065)
     Proceeds from exercise of stock options.........................                   -               6,471
     Proceeds from dividend reinvestment plan........................               1,009                 858
                                                                             -------------       -------------
     Net Cash Provided by (Used in) Financing Activities.............              11,712            (181,411)
                                                                             -------------       -------------
Net Decrease in Cash.................................................              (7,651)            (67,713)
Cash and Cash Equivalents at Beginning of Period.....................              18,485             114,548
                                                                             -------------       -------------
Cash and Cash Equivalents at End of Period...........................           $  10,834           $  46,835
                                                                             =============       =============

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of October 28, 2000, the consolidated statements of operations for the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999 and the consolidated statements of cash flows for the thirty-nine week periods ended October 28, 2000 and October 30, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at October 28, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended January 29, 2000. The results of operations for the thirteen and thirty-nine week periods ended October 28, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, inventories would have been approximately the same at both October 28, 2000 and January 29, 2000.

NOTE 3. Comprehensive Income

Comprehensive Income is reported in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Accumulated other comprehensive income in the consolidated balance sheets as of October 28, 2000 and January 29, 2000 consists of a minimum pension liability adjustment. There were no differences between net earnings and comprehensive income for the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999.

NOTE 4.   Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB statement no. 133)" this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, although early adoption is encouraged. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition issues. In March 2000, the SEC issued SAB no. 101A which amended the date of implementation from no later than the first fiscal quarter following
December 15, 1999 for all companies and delayed the implementation date for companies with fiscal years beginning between December 15, 1999 and March 15, 2000 until the second quarter of the fiscal year beginning after December 15, 1999. Companies with fiscal years beginning after March 15, 2000 were still required to implement the SAB in the first quarter of that fiscal year. In June 2000, the SEC issued SAB 101B which delayed the implementation date to no later than the last fiscal quarter of the fiscal year beginning after December 15, 1999. The Company does not anticipate any material impacts on its financial position or the results of operations upon implementation.

NOTE 5.  Debt and Financing Arrangements

In September 2000, the Company entered into a new revolving credit agreement and new operating lease facility. The new revolving credit agreement provides up to $225,000,000 of borrowing availability, which is collateralized by inventory and accounts receivable. Funds may be drawn and repaid anytime prior to September 10, 2004. Sixty days prior to each anniversary date, the Company may request and, upon agreement with the bank, extend the maturity of this facility an additional year. The interest rate on any loan is equal to the London Interbank Offered Rate ("LIBOR") plus 1.75%, and increases in 0.25% increments as the excess availability falls below $50,000,000. The revolver is subject to a financial convenant for minimum adjusted tangible net worth. The Company recorded an after-tax extraordinary charge related to the restructuring of its revolving line of credit of $938,000 in the third quarter. As of the balance sheet date October 28, 2000, the Company had $101,610,000 of the revolving line of credit available.

The new $143,000,000 of operating leases, which have an interest rate of LIBOR plus 1.85% replaces $143,000,000 of leases, which had an interest rate of LIBOR plus 2.27%. The company, as a result of replacing the existing operating leases, recorded a pretax charge to earnings of $1,630,000 of unamortized lease costs, which was recorded in the Cost of Merchandise Sold Section of the Consolidated Statement of Operations.

In September 2000, the Company retired $70,000,000 of Senior Notes, at par, using the proceeds from its new $225,000,000 revolving line of credit. The retired notes were issued in a private placement in February 1999 in two tranches. The first tranche was for $45,000,000 and had a coupon of 8.45% with a maturity of 2011. The second tranche was for $25,000,000 and had a coupon of 8.30% with a maturity of 2009.

In September 2000, the Company reclassed the zero coupon convertible Liquid Yield Option Notes (LYONs), which have a put option at the option of the holder beginning September 2001, to current liabilities on the consolidated balance sheet. The Company expects to repurchase these notes in cash by September 2001.

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

Note 6.  Profit Enhancement Plan

In the third quarter 2000, the Company performed a comprehensive review of its field, distribution, and store support center infrastructure as well as the performance of each store. As a result of this review, the Company implemented a number of changes, including the closure of 38 underperforming stores, that it believes will improve its performance. The Company recorded a pretax charge to earnings of $71,234,000, $62,665,000 of which was recorded as Costs of Merchandise Sold on the Company's Consolidated Statement of Operations and includes costs associated with the closure of 38 stores and two distribution centers, certain equipment write-offs and the severance costs associated with the contraction of the special order department. The remaining $8,569,000 was split with $5,361,000 recorded as Cost of Service Revenue which includes service department costs associated with the store closures and $3,208,000 recorded as Selling, General and Administrative which includes costs associated with the closure of two regional offices, the abandonment of future development projects and severance for the reduction of the store support center infrastructure. Approximately, 1,269 of the Company's employees were notified of their separation from the Company as of the balance sheet date. As of November 11, 2000, 81% of these affected employees have left their positions and the remaining 19% will leave the Company by early 2001. The 1,269 employees were composed of 1,009 store employees, 151 distribution center employees, and 109 store support center and field administrative employees.

At the end of the third quarter 2000, the Company has set up a reserve liability account which is included in Accrued Liabilities on the Consolidated Balance Sheet. This liability account will track all accruals including remaining rent on leases net of sublease income, severance, and the on-going costs for the closed facilities. The accrued balance as of October 28, 2000 was $13,500,000 which is composed of lease costs of $7,916,000, on-going costs for the closing facilities of $3,890,000 and severance of $1,694,000. The remaining charges were the adjustments of the fixed assets held for disposal to estimated fair value and asset write-offs. The total carrying costs of the assets held for disposal or written off were $80,267,000 of which the Company recorded a loss on disposal of $57,680,000.

Note 7.  Impairment charges

At the end of the third quarter 2000, the Company, as a result of the comprehensive review of the performance of the stores, recorded an impairment charge on 15 stores which due to an increasingly or consistently negative cashflow indicated to management that the total carrying values of the assets were not recoverable. The $5,429,000 pretax charge was recorded as Cost of Merchandise Sold on the Consolidated Statement of Operations. The impairment charge on the assets was determined using management's estimate of the current fair value.

Note 8.  Legal Proceedings

On August 9, 2000, the class action entitled "Brian Lee, Anthony Baxton, and Harry Schlein v. The Pep Boys - Manny, Moe & Jack," which was pending in the Circuit Court of Mobile County, Alabama was dismissed.

NOTE 9.  Net Earnings Per Share

                                                              Thirteen weeks ended                  Thirty-nine weeks ended
(in thousands, except per share data)                   ----------------------------------    ----------------------------------
                                                         Oct. 28, 2000       Oct. 30, 1999     Oct. 28, 2000       Oct. 30, 1999
                                                        --------------      --------------    --------------      --------------
(a)  Net (loss) earnings before
       extraordinary (loss) gain......................       $ (62,271)            $ 9,930         $ (54,455)            $40,088

     Adjustment for interest on 4% convertible
       subordinated notes, net of income tax effect...               -                   -                 -                 968

     Adjustment for interest on zero coupon convertible
       subordinated notes, net of income tax effect...               -                   -                 -                   -
----------------------------------------------------------------------------------------------------------------------------------
(b)  Adjusted net (loss) earnings before
       extraordinary (loss) gain......................       $ (62,271)            $ 9,930         $ (54,455)            $41,056
----------------------------------------------------------------------------------------------------------------------------------

(c)  Average number of common shares outstanding
       during the period..............................          51,112              50,771            51,055              50,567

     Common shares assumed issued upon conversion of
       4% convertible subordinated notes..............               -                   -                 -               1,251

     Common shares assumed issued upon conversion of
       zero coupon convertible subordinated notes.....               -                   -                 -                   -

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price........               -                  68                 -                 233
----------------------------------------------------------------------------------------------------------------------------------
(d)  Average number of common shares assumed
       outstanding during the period..................          51,112              50,839            51,055              52,051
----------------------------------------------------------------------------------------------------------------------------------
Basic (Loss) Earnings per Share:
     Before Extraordinary (Loss) Gain (a/c)...........       $   (1.22)            $   .20         $   (1.07)            $   .79
     Extraordinary (Loss) Gain........................            (.02)                  -               .04                   -
----------------------------------------------------------------------------------------------------------------------------------
Basic (Loss) Earnings per Share:                             $   (1.24)            $   .20         $   (1.03)            $   .79
----------------------------------------------------------------------------------------------------------------------------------
Diluted (Loss) Earnings per Share:
     Before Extraordinary (Loss) Gain (b/d)...........       $   (1.22)            $   .20         $   (1.07)            $   .79
     Extraordinary (Loss) Gain........................            (.02)                  -               .04                   -
----------------------------------------------------------------------------------------------------------------------------------
Diluted (Loss) Earnings per Share:                           $   (1.24)            $   .20         $   (1.03)            $   .79
----------------------------------------------------------------------------------------------------------------------------------

Adjustments for certain convertible securities were antidilutive during the thirteen and thirty-nine week periods ended October 28, 2000 and the thirteen week period ended October 30, 1999, and therefore, excluded from the computation of diluted EPS; however, these securities could potentially be dilutive in the future. Options to purchase shares of common stock which were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the shares of common stock during the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999 were as follows:

                                                               Thirteen weeks ended                  Thirty-nine weeks ended
(in thousands)                                           ----------------------------------    ----------------------------------
                                                          Oct. 28, 2000       Oct. 30, 1999     Oct. 28, 2000       Oct. 30, 1999
                                                         --------------      --------------    --------------      --------------
Common shares associated with antidilutive stock
  options excluded from computation of diluted EPS ......         5,410               4,944             5,349               3,608
                                                         --------------      --------------    --------------      --------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES - October 28, 2000
--------------------------------------------------
The Company's cash requirements arise principally from the need to finance the acquisition, construction and equipping of new stores, to renovate existing stores, and to purchase inventory. During the first nine months of 2000, the Company invested $46,972,000 in property and equipment while net inventory (net inventory includes the change in inventory less the change in accounts payable) increased $70,062,000. Working capital decreased from $172,332,000 at January 29, 2000 to $73,411,000 at October 28, 2000. At October 28, 2000, the
Company had stockholders' equity of $596,569,000 and long-term debt of $649,917,000. The Company's long-term debt was 52% of its total capitalization at October 28, 2000 and 54% at January 29, 2000. As of October 28, 2000, the Company had available lines of credit totaling $101,610,000.

In September 2000, the Company entered into a new revolving credit agreement and new operating lease facility. The new revolving credit agreement provides up to $225,000,000 of borrowing availability, which is collateralized by inventory and accounts receivable. Funds may be drawn and repaid anytime prior to September 10, 2004. Sixty days prior to each anniversary date, the Company may request and, upon agreement with the bank, extend the maturity of this facility an additional year. The interest rate on any loan is equal to the London Interbank Offered Rate ("LIBOR") plus 1.75%, and increases in 0.25% increments as the excess availability falls below $50,000,000. The revolver is subject to a financial convenant for minimum adjusted tangible net worth. The Company recorded an after-tax extraordinary charge related to the restructuring of its revolving line of credit of $938,000 in the third quarter.

The new $143,000,000 of operating leases, which have an interest rate of LIBOR plus 1.85% replaces $143,000,000 of leases, which had an interest rate of LIBOR plus 2.27%. The company, as a result of replacing the existing operating leases, recorded a pretax charge to earnings of $1,630,000 of unamortized lease costs, which was recorded in the Cost of Merchandise Sold Section of the Consolidated Statement of Operations.

In September 2000, the Company retired $70,000,000 of Senior Notes, at par, using the proceeds from its new $225,000,000 revolving line of credit. The retired notes were issued in a private placement in February 1999 in two tranches. The first tranche was for $45,000,000 and had a coupon of 8.45% with a maturity of 2011. The second tranche was for $25,000,000 and had a coupon of 8.30% with a maturity of 2009.

In September 2000, the Company reclassed the zero coupon convertible Liquid Yield Option Notes (LYONs), which have a put option at the option of the holder beginning September 2001, to current liabilities on the consolidated balance sheet. The Company expects to repurchase these notes in cash by September 2001.

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

The Company plans to open 2 new stores during the balance of the current fiscal year. Management estimates that the cost of the expansion, coupled with expenditures in renovating existing stores, and expenditures for warehouses and offices will be approximately $13,028,000. Funds required to finance the store expansion including related inventory requirements, to finance the renovation project of existing stores and to repay its debt maturities are expected to come primarily from operating activities and the Company's lines of credit.

PROFIT ENHANCEMENT PLAN
-----------------------

In the third quarter 2000, the Company performed a comprehensive review of its field, distribution, and store support center infrastructure as well as the performance of each store. As a result of this review, the Company implemented a number of changes, including the closure of 38 underperforming stores, that it believes will improve its performance. The Company recorded a pretax charge to earnings of $71,234,000, $62,665,000 of which was recorded as Costs of Merchandise Sold on the Company's Consolidated Statement of Operations and includes costs associated with the closure of 38 stores and two distribution centers, certain equipment write-offs and the severance costs associated with the contraction of the special order department. The remaining $8,569,000 was split with $5,361,000 recorded as Cost of Service Revenue which includes service department costs associated with the store closures and $3,208,000 recorded as Selling, General and Administrative which includes costs associated with the closure of two regional offices, the abandonment of future development projects and severance for the reduction of the store support center infrastructure. Approximately, 1,269 of the Company's employees were notified of their separation from the Company as of the balance sheet date. As of November 11, 2000, 81% of these affected employees have left their positions and the remaining 19% will leave the Company by early 2001. The 1,269 employees were composed of 1,009 store employees, 151 distribution center employees, and 109 store support center and field administrative employees.

At the end of the third quarter 2000, the Company has set up a reserve liability account which is included in Accrued Liabilities on the Consolidated Balance Sheet. This liability account will track all accruals including remaining rent on leases net of sublease income, severance, and the on-going costs for the closed facilities. The accrued balance as of October 28, 2000 was $13,500,000 which is composed of lease costs of $7,916,000, on-going costs for the closing facilities of $3,890,000 and severance of $1,694,000. The remaining charges were the adjustments of the fixed assets held for disposal to estimated fair value and asset write-offs. The total carrying costs of the assets held for disposal or written off were $80,267,000 of which the Company recorded a loss on disposal of $57,680,000.

IMPAIRMENT CHARGES
------------------

At the end of the third quarter 2000, the Company, as a result of the comprehensive review of the performance of the stores, recorded an impairment charge on 15 stores which due to an increasingly or consistently negative cashflow indicated to management that the total carrying values of the assets were not recoverable. The $5,429,000 pretax charge was recorded as Cost of Merchandise Sold on the Consolidated Statement of Operations. The impairment charge on the assets was determined using management's estimate of the current fair value.

NEW ACCOUNTING STANDARDS
------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB statement no. 133)" this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, although early adoption is encouraged. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition issues. In March 2000, the SEC issued SAB no. 101A which amended the date of implementation from no later than the first fiscal quarter following
December 15, 1999 for all companies and delayed the implementation date for companies with fiscal years beginning between December 15, 1999 and March 15, 2000 until the second quarter of the fiscal year beginning after December 15, 1999. Companies with fiscal years beginning after March 15, 2000 were still required to implement the SAB in the first quarter of that fiscal year. In June 2000, the SEC issued SAB 101B which delayed the implementation date to no later than the last fiscal quarter of the fiscal year beginning after December 15, 1999. The Company does not anticipate any material impacts on its financial position or the results of operations upon implementation.



Results of Operation -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                     Oct. 28, 2000       Oct. 30, 1999       Fiscal 2000 vs.
                                                         (Fiscal 2000)       (Fiscal 1999)        Fiscal 1999
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         81.1%               81.5%                2.2 %
Service Revenue (1)...................................         18.9                18.5                 5.2
                                                              ------              ------             -------
Total Revenues........................................        100.0               100.0                 2.7

Costs of Merchandise Sales (2)........................         89.1 (3)            72.3 (3)            25.9
Costs of Service Revenue (2)..........................         90.4 (3)            81.2 (3)            17.2
                                                              ------              ------             -------
Total Costs of Revenues...............................         89.3                74.0                24.1

Gross Profit from Merchandise Sales...................         10.9 (3)            27.7 (3)           (59.7)
Gross Profit from Service Revenue.....................          9.6 (3)            18.8 (3)           (46.3)
                                                              ------              ------             -------
Total Gross Profit....................................         10.7                26.0               (57.9)

Selling, General and Administrative Expenses..........         23.9                21.4                14.4
                                                              ------              ------             -------
Operating (Loss) Profit...............................        (13.3)                4.6              (399.4)

Nonoperating Income...................................           .1                  .1               (35.8)
Interest Expense......................................          2.4                 2.1                18.8
                                                              ------              ------             -------
(Loss) Earnings Before Income Taxes...................        (15.6)                2.6              (727.1)

Income Taxes..........................................         36.0 (4)            36.0 (4)          (727.1)
                                                              ------              ------             -------
Net (Loss) Earnings Before Extraordinary Loss.........        (10.0)                1.6              (727.1)
Extraordinary Loss, Net of Tax........................          (.2)                 .0                 N/A
                                                              ------              ------             -------
Net (Loss) Earnings...................................        (10.2)                1.6              (736.6)
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

(4) As a percentage of (loss) earnings before income taxes.

Thirteen Weeks Ended October 28, 2000 vs. Thirteen Weeks Ended October 30, 1999
-------------------------------------------------------------------------------

Total revenues for the third quarter increased 2.7% due primarily to more stores in operation during 2000 vs. 1999, as well as a 1.4% increase in comparable store revenues (revenues generated by stores in operation during the same months of each period). Comparable store merchandise sales increased 0.8%, while comparable store service revenue increased 4.0%.

Gross profit from merchandise sales significantly decreased, as a percentage of merchandise sales, due primarily to the pretax charges from the Profit Enhancement Plan of $62,665,000 coupled with an impairment charge, an increase in store occupancy costs, lower merchandise margins and increased warehousing costs.

Gross profit from service revenue significantly decreased, as a percentage of service revenue, due primarily to the pretax charges from the Profit Enhancement Plan of $5,361,000 and an increase in service center personnel costs, as a percentage of service revenue offset, in part by, a decrease in service center occupancy costs, as a percentage of service revenue.

Selling, general and administrative expenses significantly increased, as a percentage of total revenues, due primarily to the pretax charge from the Profit Enhancement Plan of $3,208,000 coupled with increases in store expenses, general office costs and employee benefits, as a percentage of total revenues.


Nonoperating income consisted of the following:
  (in thousands)
                                        2000            1999
                                       ------          ------
  Net rental revenue                   $  455          $  263
  Investment income                        71             477
  Other expense                           (57)             (9)
                                       ------          ------
  Total                                $  469          $  731
                                       ======          ======

Interest expense increased, as a percentage of total revenues, due primarily to higher interest rates coupled with higher debt levels.

The Company recorded a net loss for the quarter due primarily to decreases in gross profit from merchandise sales and gross profit from service revenues, the increase in selling, general and administrative expenses and an increase in interest expense described above. Also included is an extraordinary loss on the early extinguishment of the Company's revolving line of credit.



Results of Operation -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirty-nine weeks ended                                  Oct. 28, 2000       Oct. 30, 1999       Fiscal 2000 vs.
                                                         (Fiscal 2000)       (Fiscal 1999)        Fiscal 1999
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         81.2%               81.7%                1.1 %
Service Revenue (1)...................................         18.8                18.3                 4.7
                                                              ------              ------             -------
Total Revenues........................................        100.0               100.0                 1.7

Costs of Merchandise Sales (2)........................         78.2 (3)            71.5 (3)            10.4
Costs of Service Revenue (2)..........................         85.2 (3)            79.8 (3)            11.9
                                                              ------              ------             -------
Total Costs of Revenues...............................         79.5                73.0                10.7

Gross Profit from Merchandise Sales...................         21.8 (3)            28.5 (3)           (22.5)
Gross Profit from Service Revenue.....................         14.8 (3)            20.2 (3)           (23.6)
                                                              ------              ------             -------
Total Gross Profit....................................         20.5                27.0               (22.7)

Selling, General and Administrative Expenses..........         22.9                21.5                 8.2
                                                              ------              ------             -------
Operating (Loss) Profit...............................         (2.4)                5.5              (144.3)

Nonoperating Income...................................           .1                  .1               (17.1)
Interest Expense......................................          2.3                 2.2                 6.2
                                                              ------              ------             -------
(Loss) Earnings Before Income Taxes...................         (4.5)                3.4              (235.8)

Income Taxes..........................................         36.0 (4)            36.0 (4)          (235.8)
                                                              ------              ------             -------
Net (Loss) Earnings Before Extraordinary Gain.........         (2.9)                2.2              (235.8)
Extraordinary Gain, Net of Tax........................           .1                  .0                 N/A
                                                              ------              ------             -------
Net (Loss) Earnings...................................         (2.8)                2.2              (230.7)
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

(4) As a percentage of (loss) earnings before income taxes.

                                       14

Thirty-nine Weeks Ended October 28, 2000 vs. Thirty-nine Weeks Ended
October 30, 1999
-------------------------------------------------------------------------------

Total revenues for the thirty-nine weeks ended increased 1.7% due primarily to more stores in operation during 2000 vs. 1999. The total comparable store sales were flat for the thirty-nine weeks ended and were composed of a comparable store merchandise sales decrease of 0.7% and comparable service revenue increase of 2.9%.

Gross profit from merchandise sales significantly decreased, as a percentage of merchandise sales, due primarily to the pretax charges from the Profit Enhancement Plan of $62,665,000 coupled with the impairment charge, increased warehouse costs, an increase in store occupancy costs, and lower merchandise margins.

Gross profit from service revenue significantly decreased, as a percentage of service revenue, due primarily to the pretax charges from the Profit Enhancement Plan of $5,361,000 and an increase in service center personnel costs, as a percentage of service revenue.

Selling, general and administrative expenses significantly increased, as a percentage of total revenues, due primarily to the pretax charge from the Profit Enhancement Plan of $3,208,000 coupled with an increase in store expenses and general office costs, as a percentage of total revenues.

Nonoperating income consisted of the following:
  (in thousands)
                                        2000            1999
                                       ------          ------
  Net rental revenue                   $1,352          $  640
  Investment income                       222           1,090
  Other (expense) income                  (80)             71
                                       ------          ------
  Total                                $1,494          $1,801
                                       ======          ======


The Company recorded a net loss for the thirty-nine weeks ended due primarily to decreases in gross profit from merchandise sales and gross profit from service revenues and the increase in selling, general and administrative expenses described above, as a percentage of total revenues offset, in part, by an extraordinary gain on the early extinguishment of debt.



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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit agreements, changes in the federal funds rate, the lenders' prime rate or LIBOR could affect the rates at which the Company could borrow funds thereunder. At October 28, 2000, the Company had $123,390,000 outstanding borrowings under these credit facilities. There have been no material changes to the market risk disclosures as reported in the Company's Form 10-K for the fiscal year ended January 29, 2000.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings

On August 9, 2000, the class action entitled "Brian Lee, Anthony Baxton, and Harry Schlein v. The Pep Boys - Manny, Moe & Jack," which was pending in the Circuit Court of Mobile County, Alabama was dismissed.


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

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits

                (11)     Statement Re: Computation of Earnings Per
                         Share

                (27)     Financial Data Schedules


           (b) Reports on Form 8-K.

               The Company filed an 8-K on October 18, 2000 describing the completion of its new credit facilities and the plan to retire $70 million in senior debt. The new credit facilities agreements were attached.

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

Date: December 12, 2000                  By: /s/ George Babich Jr.
      -----------------------            -------------------------

                                                 George Babich Jr.
                                            Senior Vice President &
                                            Chief Financial Officer

INDEX TO EXHIBITS
-----------------

 (11)     Computations of Earnings Per Share

 (27)     Financial Data Schedule