Form 10-K
period 2001-02-03
PEP BOYS MANNY MOE & JACK
filed 2001-05-03
CIK 77449

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-K


(Mark One)

(x) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended February 3,2001

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

                                  Yes       No  X
                                     -----    -----


As of the close of business on April 6, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $238,789,201.

As of April 6, 2001, there were 53,455,933 shares of the registrant's common stock outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

PART III Portions of the registrant's definitive proxy statement, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year, for the Company's Annual Meeting of Shareholders presently scheduled to be held on May 30, 2001.

        This Annual Report on Form 10-K for the year ended February 3,2001 at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities on or after the date of such filing, pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

                                     PART I

ITEM 1 BUSINESS

GENERAL

         The Pep Boys - Manny, Moe & Jack and Subsidiaries (the "Company") is a leading automotive retail and service chain. The Company operates in one industry, the automotive aftermarket. The Company is engaged principally in the retail sale of automotive parts, tires and accessories, automotive maintenance and service and the installation of parts. The Company's primary operating unit is its SUPERCENTER format. As of February 3, 2001, the Company operated 628 stores consisting of 615 SUPERCENTERS and one SERVICE & TIRE CENTER, having an aggregate of 6,498 service bays, as well as 12 non-service/non-tire format PEP BOYS EXPRESS stores. The Company operates approximately 12,836,000 gross square feet of retail space, including service bays. The SUPERCENTERS average approximately 20,700 square feet and the 12 PEP BOYS EXPRESS stores average approximately 9,600 square feet. The Company believes that its unique SUPERCENTER format offers the broadest capabilities in the industry and positions the Company to gain market share and increase its profitability by serving the "do-it-yourself," automotive service, tire and "buy-for-resale" customer sectors with the highest quality merchandise and service.

         As of February 3,2001 the Company operated its stores in 36 states and Puerto Rico. The following table indicates by state the number of stores of the Company in operation at the end of fiscal 1997, 1998, 1999 and 2000 and the number of stores opened and closed by the Company during each of the last three fiscal years:


                                     NUMBER OF STORES AT END OF FISCAL YEARS 1997 THROUGH 2000

                                  1997                           1998                          1999                           2000
                                  Year                           Year                          Year                           Year
State                              End       Opened     Closed    End       Opened   Closed     End      Opened    Closed      End
------                             ---       ------     ------    ---       ------   ------     ---      ------    ------      ---

Alabama                              1            -         -       1           -         -       1           -         -        1
Arizona                             24            -         1      23           -         -      23           -         -       23
Arkansas                             1            -         -       1           -         -       1           -         -        1
California                         156            6        30     132           4         -     136           -         1      135
Colorado                             8            -         -       8           -         -       8           -         -        8
Connecticut                          9            1         1       9           -         -       9           -         1        8
Delaware                             6            -         -       6           -         -       6           -         -        6
District of Columbia                 5            -         5       -           -         -       -           -         -        -
Florida                             51            2         5      48           -         -      48           -         1       47
Georgia                             26            -         -      26           -         -      26           -         -       26
Illinois                            32            1         8      25           -         -      25           -         1       24
Indiana                             12            4         4      12           1         -      13           -         4        9
Kansas                               2            -         -       2           -         -       2           -         -        2
Kentucky                             4            -         -       4           -         -       4           -         -        4
Louisiana                           12            -         -      12           -         -      12           -         2       10
Maine                                -            1         -       1           -         -       1           -         -        1
Maryland                            23            -         4      19           -         -      19           -         -       19
Massachusetts                       11            3         6       8           2         -      10           -         2        8
Michigan                            17            4         6      15           2         -      17           -        10        7
Minnesota                            -            2         -       2           1         -       3           -         -        3
Missouri                             1            -         -       1           -         -       1           -         -        1
Nevada                              10            2         -      12           -         -      12           -         -       12
New Hampshire                        4            -         -       4           -         -       4           -         -        4
New Jersey                          34            -         9      25           3         -      28           -         -       28
New Mexico                           8            -         -       8           -         -       8           1         1        8
New York                            46            2        18      30           3         -      33           1         5       29
North Carolina                      11            -         -      11           -         -      11           -         -       11
Ohio                                14            1         -      15           -         -      15           -         2       13
Oklahoma                             6            -         -       6           -         -       6           -         -        6
Oregon                               -            1         -       1           2         -       3           -         3        -
Pennsylvania                        50            4         8      46           -         -      46           -         -       46
Puerto Rico                         21            2         -      23           2         -      25           2         -       27
Rhode Island                         4            -         1       3           -         -       3           -         -        3
South Carolina                       6            -         -       6           -         -       6           -         -        6
Tennessee                            7            -         -       7           -         -       7           -         -        7
Texas                               65            -         4      61           -         -      61           -         1       60
Utah                                 6            -         -       6           -         -       6           -         -        6
Virginia                            18            -         2      16           1         -      17           -         -       17
Washington                           -            3         -       3           3         -       6           1         5        2
                                  ----          ---        --     ---        ----        --    ----        ----        --     ----

Total                              711           39       112     638          24         -     662           5        39      628
         -      628
                                   ===           ==        ==     ===          ==        ==     ===          ==       ===      ===


STORE DEVELOPMENT AND EXPANSION

         The Company's primary focus in fiscal 2000 was the development of its existing stores. During fiscal 2000, the Company opened 5 SUPERCENTERS, all of which include service bays and closed 39 SUPERCENTERS of which 38 were associated with the Profit Enhancement Plan and one was relocated.

         The Company's typical SUPERCENTER is a free standing, "one-stop" shopping automotive warehouse that features state-of-the-art service bays. Each SUPERCENTER carries an average of approximately 26,000 stock-keeping units and serves the automotive aftermarket needs of the "do-it-yourself," the "do-it-for-me" (automotive service), tire and "buy-for-resale" customer sectors. The Company's primary SUPERCENTER prototype is approximately 18,200 square feet and generally features 12 service bays. The Company currently intends to continue to utilize this prototype in fiscal 2001.


       The Company completed the rollout of its commercial automotive parts delivery program during fiscal 1998. This program was established to increase the Company's market share with the professional installer. The program has strengthened the Company's position with the "buy-for-resale" customer by taking greater advantage of the breadth and quality of its parts inventory as well as its experience supplying its own service bays and mechanics. As of February 3, 2001, 490 of the Company's stores provide commercial parts delivery, which represents approximately 78% of its stores.

         In fiscal 2001, the Company plans to continue to focus much of its energy on improving the performance of its existing stores. As a result, the Company plans to open only two new stores, both of which will be SUPERCENTERS. If the two stores are opened, the Company anticipates spending approximately $2,496,025 in addition to the $5,681,397 it has already spent as of February 3, 2001 in connection with certain of these locations. The Company expects to fund the new stores from net cash generated by operating activities.

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

         The Company's ability to meet its limited expansion goals will depend, in large measure, upon the availability of suitable sites, prevailing economic conditions, its success in completing negotiations to purchase or lease properties, and its ability to obtain governmental approvals and meet construction deadlines.

MERCHANDISING

         Each Pep Boys SUPERCENTER and PEP BOYS EXPRESS store carries the same basic product line, with variations based on the number and type of cars registered in the different markets. A full complement of inventory at a typical SUPERCENTER includes an average of approximately 26,000 items (approximately 25,000 items are in a PEP BOYS EXPRESS store). The Company's automotive product line includes: tires (not stocked at PEP BOYS EXPRESS locations); batteries; new and remanufactured parts for domestic and imported cars, including suspension parts, ignition parts, exhaust systems, engines and engine parts, oil and air filters, belts, hoses, air conditioning parts, lighting, wiper blades and brake parts; chemicals, including oil, antifreeze, polishes, additives, cleansers and paints; mobile electronics, including sound systems, alarms, and remote vehicle starters; car accessories, including seat covers, floor mats, and exterior accessories; hand tools, including sockets, wrenches, ratchets, paint and body tools, jacks and lift equipment, automotive specialty tools and test gauges; as well as a selection of truck, van and sport utility vehicle accessories.

         In addition to offering a wide variety of high quality, branded products, the Company sells an array of high quality products under the Pep Boys and various other private label names. The Company sells chemicals, oil, oil treatments, air filters, oil filters, transmission fluids, anti-freeze, wiper blades, wheels and lubricants under the name PROLINE (R). The Company also sells paints under the name VARSITY (R), starters, batteries, battery booster packs and alternators under the name PROSTART (R), water pumps and cooling system parts under the name PROCOOL (R), wheel covers under the name FUTURA (R) and temperature gauges under the name PROTEMP (R). Brakes are sold under the names SHUR GRIP (R), PROSTOP (R) and ELITE (tm) and tires under the names CORNELL (R) and FUTURA (R). The Company also sells shock absorbers under the name PRO RYDER (R), and trunk and hatchback lift supports under the name PROLIFT (R). All products sold by the Company under the Pep Boys and the various other private label names accounted for approximately 36% of the Company's merchandise sales in fiscal 2000. The remaining merchandise is sold under the brand names of others. Revenues from maintaining or repairing automobiles and installing products, accounted for approximately 19.1%, 18.4% and 17.0% of the Company's total revenues in fiscal years 2000, 1999 and 1998,
respectively.   Revenues from the sale of tires accounted for approximately
17.0%, 16.0% and 14.2% of the Company's total revenues in fiscal years 2000, 1999 and 1998, respectively. No other class of products or services accounted for as much as 10% of the Company's total revenues.

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

        In fiscal 2000, approximately 56% of the Company's total revenues were cash transactions (including personal checks), and the remainder were credit and debit card transactions and commercial credit accounts.

        The Company does not experience significant seasonal fluctuation in the generation of its revenues.


STORE OPERATIONS AND MANAGEMENT

         All Pep Boys stores are open seven days a week. Each SUPERCENTER has a manager, a service manager and one or more assistant managers. Each PEP BOYS EXPRESS store has a manager and one or more assistant managers. Stores with the auto parts delivery program have a commercial sales manager in addition to the management previously mentioned. A store manager's average length of service with the Company is approximately seven years.

         The Company has service bays in 616 of its 628 locations. Each service department can perform a variety of services which generally include: engine diagnosis and tune-ups, wheel and front end alignments, state inspection and emission services, air conditioning service, heating and cooling system service, fuel injection and throttle body service, and battery and electrical service; the repair and installation of parts and accessories including brake parts, suspension parts, exhaust systems, front end parts, ignition parts, belts, hoses, clutches, filters, stereos and speakers, alarms, remote starters and various other merchandise sold in the Company's stores; installation and balancing of tires; and oil and lubrication services.

         The Company coordinates the operation and merchandising of each store through a network of district and regional managers. The regional managers report to the Divisional Vice Presidents of Operations, who report to the Company's Vice President of Customer Satisfaction, who reports to the Company's Senior Vice President - Store Operations, who reports to the Company's Chairman of the Board, President & Chief Executive Officer. Supervision and control over the individual stores are facilitated by means of the Company's computer system, operational handbooks and regular visits to the individual stores by the district operations managers and loss prevention personnel.


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

SUPPLIERS

         During fiscal 2000, the Company's ten largest suppliers accounted for approximately 47% of the merchandise purchased by the Company. No single supplier accounted for more than 15% of the Company's purchases. The Company has no long-term contracts under which the Company is required to purchase merchandise. Management believes that the relationships the Company has established with its suppliers are generally good.

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

EMPLOYEES

At February 3, 2001, the Company employed 23,136 persons as follows:

                                                   Full-time                        Part-time                          Total
Description                                  Numbers         %                Numbers         %                Numbers         %
                                             -------        ----              -------        ----              -------        ----
Store Sales                                    7,952        46.6                4,384        72.4               12,336        53.3
Store Service                                  6,980        40.9                1,515        25.0                8,495        36.7
                                             -------       -----                -----       -----              -------       -----

STORE TOTAL                                   14,932        87.5                5,899        97.4               20,831        90.0

Warehouses                                       999         5.8                  134         2.2                1,133         4.9
Offices                                        1,151         6.7                   21          .4                1,172         5.1
                                             -------      ------              -------     -------              -------      ------

TOTAL EMPLOYEES                               17,082       100.0                6,054       100.0               23,136       100.0
                                              ======       =====                =====       =====               ======       =====

         The Company had no union employees as of February 3, 2001. At the end of fiscal 1999, the Company employed approximately 20,544 full-time and 7,443 part-time employees and at the end of fiscal 1998, the Company employed approximately 19,754 full-time and 7,706 part-time employees.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table indicates the names, ages, years with the Company and positions (together with the year of election to such positions) of the executive officers of the Company:


-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Years with            Position with the Company and
Name                                                   Age                   Company             Date of Election to Position
-----                                                  ---                   -------             ----------------------------

Mitchell G. Leibovitz                                   55                        22             Chairman of the Board since 1994;
                                                                                                 Chief Executive Officer
                                                                                                 since 1990; President since 1986

George Babich Jr.                                       49                         5             Executive Vice President since
                                                                                                 2001; Senior Vice President since
                                                                                                 2000; Chief Financial Officer
                                                                                                 since 2000; Vice President of
                                                                                                 Finance and Treasurer since 1996

Mark L. Page                                            44                        25             Senior Vice President - Store
                                                                                                 Operations since 1993


Frederick A. Stampone                                   45                        18             Senior Vice President since 1987;
                                                                                                 Chief Administrative Officer
                                                                                                 since 1993; Secretary since 1988


Don Casey                                               49                         1             Senior Vice President -
                                                                                                 Merchandising since July 2000




        Messrs. Leibovitz, Page and Stampone have been executive officers of the Company for more than the past five years.

        Mr. Babich was appointed Executive Vice President on March 27, 2001. Mr. Babich joined the Company as Vice President-Finance & Treasurer in September 1996 and was elected to Senior Vice President & Chief Financial Officer of the Company on March 28, 2000 prior to being promoted to his current position. Prior to joining Pep Boys, Mr. Babich was the Senior Financial Executive of Morgan, Lewis & Bockius from 1991 to 1996; Vice President & CFO - North America and then Vice President Corporate Business & Strategic Planning of The Franklin Mint from 1989 to 1991; and held numerous management positions of increasing responsibility at PepsiCo Inc., from 1982 to 1989 and also at Ford Motor Company, from 1978 to 1982.

        Mr. Casey rejoined the Company as Senior Vice President-Merchandising in July 2000. From June 1999 through June 2000, Mr. Casey was Vice President of Purchasing and Supply Chain for Discount Auto Parts, Inc. From February 1987 through May 1999, Mr. Casey served in various merchandising positions of increasing seniority with the Company.

        Each of the officers serves at the pleasure of the Board of Directors of the Company.

ITEM 2  PROPERTIES

         The Company owns its five-story, approximately 300,000 square foot corporate headquarters in Philadelphia, Pennsylvania. The Company also owns the following administrative regional offices -- approximately 4,000 square feet of space in each of Melrose Park, Illinois and Bayamon, Puerto Rico. In addition, the Company leases approximately 4,000 square feet of space for administrative regional offices in each of Decatur, Georgia and Richardson, Texas. The Company owns a three-story, approximately 60,000 square foot structure in Los Angeles, California, which it anticipates to sell by fiscal 2002.

         Of the 628 store locations operated by the Company at February 3, 2001, 343 are owned and 285 are leased. Of the 285 leased store locations, 185 are ground leases.

        The following table sets forth certain information regarding the owned and leased warehouse space utilized by the Company for its 628 store locations at February 3, 2001.

Warehouse                               Products             Square           Owned or            Stores                    States
Location                              Warehoused            Footage             Leased          Serviced                  Serviced
---------                             ----------            -------             ------          --------                   -------
Los Angeles, CA                       All except            216,000              Owned               165               AZ, CA, NV,
                                           tires                                                                       NM, UT, WA

Los Angeles, CA                            Tires             73,000             Leased               165               AZ, CA, NV,
                                                                                                                       NM, UT, WA

Los Angeles, CA                       All except            137,000             Leased               165               AZ, CA, NV,
                                           tires                                                                       NM, UT, WA


Atlanta, GA                                  All            392,000              Owned               134               AL, FL, GA,
                                                                                                                       LA, NC, PR,
                                                                                                                       SC, TN, VA

Mesquite, TX                                 All            244,000              Owned                96               AR, CO, LA,
                                                                                                                       NM, OK, TX

Plainfield, IN                               All            403,000             Leased                95               IL, IN, KY,
                                                                                                                       KS, MI, MN,
                                                                                                                       MO, NY, OH,
                                                                                                                       OK, PA, TN
                                                                                                                       VA

Chester, NY                                  All            400,400             Leased               138               CT, DE, MA,
                                                         ----------                                                    MD, ME, NH,
                                                                                                                       NJ, NY, PA,
                                                                                                                       RI, VA
Total                                                     1,865,400
                                                         ==========

        As part of its Profit Enhancement Plan, the Company closed the Tracey California distribution center and completed the transition of its New Jersey distribution centers to the state of the art New York distribution center. In early 2001, the Company completed the sale of its New Jersey distribution center. The Company plans to allow the lease term in the other New Jersey distribution center to expire in May 2001. In addition, the Company is in the process of seeking a tenant to sublease the Tracey California facility.

         The Company anticipates that its existing warehouse space will accommodate inventory necessary to support store expansion and any increase in stock-keeping units through the end of fiscal 2001.

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended February 3, 2001.

                                     PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The common stock of The Pep Boys - Manny, Moe & Jack is listed on the New York Stock Exchange under the symbol "PBY". There were 3,453 registered shareholders as of February 3, 2001. The following table sets forth for the periods listed, the high and low sale prices and the cash dividends paid on the Company's common stock.


---------------------------------------------------------------------------------------------------------------

MARKET PRICE PER SHARE

                                                       Market Price Per Share                     Cash Dividends
Fiscal year ended February 3,2001                      High                Low                         Per Share
-----------------------------------                    ----                ---                         ---------
First Quarter                                           7 11/16             5 1/2                         $.0675
Second Quarter                                          7 5/8               5 5/8                          .0675
Third Quarter                                           6 7/16              4 3/16                         .0675
Fourth Quarter                                          5 3/8               3 5/16                         .0675


Fiscal year ended January 29, 2000
----------------------------------

First Quarter                                          20 3/16             14 1/4                          .0675
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

SELECTED FINANCIAL DATA (UNAUDITED)
(dollar amounts in thousands, except per share amounts)

Year ended                                      Feb. 3, 2001     Jan. 29, 2000    Jan. 30, 1999      Jan.31, 1998     Feb. 1, 1997
-----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Merchandise sales                                $ 1,957,480       $ 1,954,010      $ 1,991,340       $ 1,720,670      $ 1,554,757
Service revenue                                      460,988           440,523          407,368           335,850          273,782
Total revenues                                     2,418,468         2,394,533        2,398,708         2,056,520        1,828,539
Gross profit from merchandise sales                  452,038(2)        538,957          492,443(3)        474,239(4)       484,494
Gross profit from service revenue                     79,813(2)         84,078           79,453            66,081           53,025
Total gross profit                                   531,851(2)        623,035          571,896(3)        540,320(4)       537,519
Selling, general and
 administrative expenses                             559,883(2)        528,838          517,827(3)        429,523(4)       349,353
Operating (loss) profit                              (28,032)(2)        94,197           54,069(3)        110,797(4)       188,166
Nonoperating income                                    2,245             2,327            2,145             4,315            1,369
Interest expense                                      57,882            51,557           48,930            39,656           30,306
(Loss) earnings before income taxes and
extraordinary items                                  (83,669)(2)        44,967            7,284(3)         75,456(4)       159,229
(Loss) earnings before extraordinary items           (53,148)           29,303            4,974(3)         49,611(4)       100,824
Extraordinary items                                    2,054                 -                -                 -                -
Net (loss) earnings                                  (51,094)(2)        29,303            4,974(3)         49,611(4)       100,824

BALANCE SHEET DATA

Working capital                                  $   109,207       $   172,332      $   241,738       $   151,340      $    70,691
Current ratio                                      1.18 to 1         1.31 to 1        1.47 to 1         1.24 to 1        1.13 to 1
Merchandise inventories                          $   547,735       $   582,898      $   527,397       $   655,363      $   520,082
Property and equipment-net                         1,194,235         1,335,749        1,330,256         1,377,749        1,189,734
Total assets                                       1,906,204         2,072,672        2,096,112         2,161,360        1,818,365
Long-term debt (includes
 all convertible debt)                               654,194           784,024          691,714           646,641          455,665
Stockholders' equity                                 594,766           658,284          811,784           822,635          778,091

DATA PER COMMON SHARE

Basic (loss) earnings before
  extraordinary items (1)                         $    (1.04)(2)       $   .58      $       .08(3)    $       .81(4)   $      1.67
Basic (loss) earnings (1)                              (1.00)(2)           .58              .08(3)            .81(4)          1.67
Diluted (loss) earnings before
  extraordinary items (1)                              (1.04)(2)           .58              .08(3)            .80(4)          1.62
Diluted (loss) earnings(1)                             (1.00)(2)           .58              .08(3)            .80(4)          1.62
Cash dividends                                           .27               .27              .26               .24              .21
Stockholders' equity                                   11.60             12.91            13.18             13.39            12.78
Common share price range:
 high                                                7 11/16            21 5/8         26 11/16            35 5/8           38 1/4
 low                                                 3  5/16             7 1/8           12 3/8           21 9/16           27 7/8

OTHER STATISTICS

Return on average
  stockholders' equity                                  (8.2)%             4.0%             0.6%              6.2%            14.0%
Common shares issued and outstanding              51,260,663        50,994,099       61,615,140        61,425,228       60,886,991
Capital expenditures                             $    57,336       $   104,446      $   167,876       $   284,084      $   245,246
Number of retail outlets                                 628               662              638               711              604
Number of service bays                                 6,498             6,895            6,608             6,208            5,398
----------------------------------------------------------------------------------------------------------------------------------

(1) All data per common share for the year ended February 1, 1997 has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128 "Earnings per Share."

(2) Includes pretax charges of $76,945 related to the Profit Enhancement Plan of which $67,085 reduced the gross profit from merchandise sales, $5,232 reduced gross profit from service revenue and $2,628 was included in selling, general and administrative expenses.

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

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements arise principally from the need to finance the renovation of its existing stores, the acquisition, construction and equipping of new stores and to purchase inventory. The Company decreased the amount of store openings to 5 new stores in fiscal 2000 compared to 24 stores in fiscal 1999 and 39 stores in fiscal 1998. In fiscal 2000, the Company decreased its level of capital expenditures by 45.1% as compared to fiscal
1999. In fiscal 2000, with an increase in net inventory levels offset, in part, by decreased levels of capital expenditures, the Company increased its debt by $28,739,000 and decreased its cash and cash equivalents by $10,490,000. In fiscal 1999, the Company decreased its level of capital expenditures by 37.8% as compared to fiscal 1998. In fiscal 1999, with decreased levels of capital expenditures, the use of cash to repurchase 11,276,698 common shares of stock (partially offset by a decrease in net inventory levels), the Company increased its debt by $20,029,000 and decreased its cash and cash equivalents by $96,063,000. In fiscal 1998, with decreased levels of capital expenditures and the cash generated from its sale of real estate assets (partially offset by an increase in net inventory levels), the Company increased its debt by $70,380,000 and increased its cash and cash equivalents by $103,737,000.


         The following table indicates the Company's principal cash requirements for the past three years.
(dollar amounts                       Fiscal               Fiscal               Fiscal
in thousands)                           2000                 1999                 1998               Total
---------------------------------------------------------------------------------------------------------------
Cash Requirements:
    Capital expenditures            $ 57,336             $104,446             $167,876            $329,658
    Net inventory
      increase (decrease)(1)          80,148              (24,174)              40,696              96,670
---------------------------------------------------------------------------------------------------------------
    Total                           $137,484             $ 80,272             $208,572            $426,328
---------------------------------------------------------------------------------------------------------------
Net cash provided by
    operating activities
    (excluding the change
    in net inventory)               $ 99,739             $155,207             $160,713            $415,659
---------------------------------------------------------------------------------------------------------------

(1) Net inventory increase (decrease) is the change in inventory less the change in accounts payable.

         In fiscal 2000, merchandise inventories decreased as the Company decreased its net store count by 34 and closed two distribution centers. The average number of stockkeeping units per store was approximately 26,000 in fiscal year 2000 and 25,000 in fiscal years 1999, and 1998.In fiscal 1999, merchandise inventories increased as the Company added an additional 24 stores and a new distribution center in Chester, New York. In fiscal 1998, merchandise inventories decreased as the Company reduced its warehouse inventories, closed one distribution center, better tailored its store inventories and decreased its net store count by 73 stores.

         The Company's working capital was $109,207,000 at February 3, 2001, $172,332,000 at January 29, 2000 and $241,738,000 at January 30, 1999. The
Company's long-term debt, as a percentage of its total capitalization, was 52% at February 3, 2001, 54% at January 29, 2000 and 46% at January 30, 1999. As of February 3, 2001, the Company had available lines of credit totaling $67,915,000.

         The Company currently plans to open two new Supercenters in fiscal 2001. Management estimates the costs of opening the two Supercenters, coupled with capital expenditures relating to existing stores, warehouses and offices during fiscal 2001, will be approximately $35,000,000. The Company anticipates that its net cash provided by operating activities and its existing lines of credit will exceed its principal cash requirements for capital expenditures and net inventory in fiscal 2001.

         In September 2000, the Company reclassed the zero coupon convertible Liquid Yield Option Notes (LYONs), which have a put option, at the option of the holder, in September 2001, to current liabilities on the Consolidated Balance Sheet. The Company expects to repurchase these notes, which will have a value of $162,525,000, with cash from operating activities coupled with the proceeds from the sale of assets held for disposal, its existing lines of credit, and additional financing the Company anticipates obtaining in early 2001. In the event that the Company does not secure the financing, the Company has the option to redeem the LYONs with issuance of common stock. The final number of shares issued would be determined at the time of issuance based upon any cash shortfall and the then current stock price.

         In September 2000, the Company entered into a new revolving credit agreement and a new operating lease facility. The new revolving credit agreement provides up to $225,000,000 of borrowing availability, which is collateralized by inventory and accounts receivable. Funds may be drawn and repaid anytime prior to September 10, 2004. Sixty days prior to each anniversary date, the Company may request and, upon agreement with the bank, extend the maturity of this facility an additional year. The interest rate on any loan is equal to the London Interbank Offered Rate ("LIBOR") plus 1.75%, and increases in 0.25% increments as the excess availability falls below $50,000,000. The revolver is subject to a financial covenant for minimum adjusted tangible net worth. This revolver replaces the revolver the Company had with nine major banks, which provided up to $200 million in borrowings. The Company recorded an after-tax extraordinary charge related to the extinguishment of its previous revolving credit agreement of $931,000.

        The new $143,000,000 of operating leases, which have an interest rate of LIBOR plus 1.85% replaces $143,000,000 of operating leases, which had an interest rate of LIBOR plus 2.27%. The Company, as a result of replacing the existing operating leases, recorded a pretax charge to earnings of $1,630,000 of unamortized lease costs, which was recorded in the costs of merchandise sold section of the Consolidated Statement of Operations.

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

         In June 2000, the Company repurchased $5,995,000 face value of the $49,000,000 medium-term note which was redeemable at the option of the holder on September 19, 2002. The after-tax extraordinary gain was $960,000.

         In April 2000, the Company repurchased $30,200,000 face value of its LYONs at a price of $520 per LYON. The book value of the repurchased LYONs were $19,226,000 and the after-tax extraordinary gain was $2,025,000.

         On February 1, 1999, the Company repurchased 11,276,698 of its common shares outstanding. The Company financed the share repurchase with $110,427,000 in cash and with the $70,000,000 proceeds received in connection with the private placement of Senior Notes issued on February 1, 1999. The Senior Notes were issued in two series at par and paid interest semiannually on January 31 and July 31, commencing July 31, 1999. Series A Senior Notes, with an aggregate principal balance of $25,000,000, were scheduled to mature in 2009 and bore interest at 7.80% per annum. Series B Senior Notes, with an aggregate principal balance of $45,000,000, were scheduled to mature in 2011 and bore interest at 7.95% per annum. In addition, the interest rates on the Senior Notes are subject to a .50% increase for such time as the credit rating of the Company's long-term unsecured debt securities decreases below investment grade as rated by both Moody's and Standard & Poor's. These notes were retired in September 2000 as previously stated.

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

EFFECTS OF INFLATION
         The Company uses the LIFO method of inventory valuation. Thus, the cost of merchandise sold approximates current cost. Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on revenues or results of operations during fiscal 2000, fiscal 1999 or fiscal 1998.

IMPAIRMENT CHARGES

         During fiscal year 2000, the Company, as a result of its ongoing review of the performance of its stores, identified certain stores whose cash flow trend indicated that the carrying value may not be fully recoverable. An impairment charge of $5,735,000 was recorded for these stores in costs of merchandise sold on the Consolidated Statement of Operations. The charge reflects the difference between carrying value and fair value. Fair value was based on sales of similar assets or other estimates of fair value developed by Company management. Management judgment is necessary to estimate fair value. Accordingly, actual results could vary from such estimates.

PROFIT ENHANCEMENT PLAN

        In the third quarter 2000, the Company performed a comprehensive review of its field, distribution, and store support center infrastructure as well as the performance of each store. As a result of this review, the Company implemented a number of changes that it believes will improve its performance. These changes included the closure of 38 underperforming stores and two distribution centers, a decrease of store operating hours and a reduction in the store support center infrastructure. The Company recorded a pretax charge to earnings for fiscal year 2000 as follows:


(dollar amounts                                   Non-Reservable   Total
 in thousands)                                     Expense        Expense
Income Statement         Original     Reserve     Incurred in     Year Ended
Classification           Charge     Adjustments   4th Quarter     Feb. 3, 2001
-----------------------------------------------------------------------------
Costs of
   Merchandise Sold      $62,665      $ 939        $3,481          $67,085

Costs of
   Service Revenue         5,661       (177)         (252)           5,232

Selling, General and
   Administrative          2,908       (661)          381            2,628
-----------------------------------------------------------------------------
Total Expenses           $71,234      $ 101        $3,610          $74,945
-----------------------------------------------------------------------------


         The original third quarter charge totaled $71,234,000 of which $62,665,000 was recorded in costs of merchandise sold on the Company's Consolidated Statement of Operations and includes expenses associated with the closure of 38 stores and two distribution centers, certain equipment write-offs and severance costs associated with the contraction of the special order department. The remaining $8,569,000 was divided with $5,661,000 recorded as costs of service revenue, which includes service department expenses associated with the store closures, and $2,908,000 recorded as selling, general and administrative which includes expenses associated with the closure of the two regional offices, the abandonment of future development projects and severance for the reduction of the store support center infrastructure.

         The fourth quarter reserve adjustments increased by $101,000 due to additional expenses which were recorded in costs of merchandise sold on the Company's Consolidated Statement of Operations. These additional expenses included write-downs of certain equipment, the on-going expenses associated with the change in estimated time to sublease the properties offset, in part, by decreases in rent expense related to the change in Company's estimated time to sublease the properties, the change in estimated sublease value and a present value interest adjustment, coupled with a reduction in estimated warehouse severance. The increase in reserve adjustment was offset, in part, by a decrease in cost of service revenue related to the reduction of the estimated employee severance and the decrease in rent expense related to the change in the Company's estimated time to sublease the properties, the change in the estimated sublease value, and a present value interest adjustment offset, in part, by an increase in on-going expenses associated with the changes in estimated time to sublease the properties. In addition, selling, general and administrative expense was reduced due to a change in estimated cost to exit leases for abandoned projects coupled with a reduction of employee severance.

         In the fourth quarter of 2000, the Company incurred expenses related to the closure of the 38 stores and two distribution centers, for inventory and equipment handling which was offset, in part, by a recovery of certain benefits expenses related to the reduction of workforce. These expenses which totaled $3,610,000 were not reserved and were recorded as incurred. The Company estimates additional expenses of approximately $1,200,000 to be incurred during first quarter of 2001.

         The Company, as a result of the Profit Enhancement Plan, anticipates annualized savings of approximately $70,000,000. These anticipated savings are expected to result from a reduction in the store and field infrastructure, store operating hours and positions within the store support center, as well as the closure of the 38 stores and two distribution centers.

         Approximately 1,300 of the Company's employees were notified of their separation from the Company prior to the end of the third quarter. As of February 3, 2001, the number of employees to be separated was reduced to approximately 1,000 of which 97% have left their positions and the remaining 3% are anticipated to leave the Company during the first quarter of 2001. The 1,000 employees were composed of 76% store employees,13% distribution employees, and 11% store support center and field administrative employees. The reduction in employees to be separated was primarily a result of some of the notified store employees being transferred to other stores within the Company. The total severance paid during fiscal 2000 in connection with the Profit Enhancement Plan was $1,213,000.

         At the end of the third quarter 2000, the Company set up a reserve liability account which is included in accrued liabilities on the Consolidated Balance Sheet. This liability account will track all accruals including remaining rent on leases net of sublease income, severance, and on-going expenses for the closed facilities. The following chart reconciles the charge since its initial recording to the reserve balance at February 3,2001.

(dollar amounts             Lease             Fixed                               On-Going
   in thousands)           Expenses           Assets(3)         Severance          Expenses            Total
-------------------------------------------------------------------------------------------------------------
Original Charges           $ 7,916           $ 57,680           $ 1,694            $ 3,944          $ 71,234
-------------------------------------------------------------------------------------------------------------
Addition(1)                      -              1,074                 -                361             1,435
-------------------------------------------------------------------------------------------------------------
Utilization                   (975)           (58,754)           (1,213)            (1,345)          (62,287)
-------------------------------------------------------------------------------------------------------------
Adjustments(2)                 113                  -              (272)                 -              (159)
-------------------------------------------------------------------------------------------------------------
Reserve Balance at
   February 3, 2001        $ 7,054           $      -           $   209            $ 2,960          $ 10,223
-------------------------------------------------------------------------------------------------------------

(1) Additions are composed of additional equipment write-offs and an increase in on-going expenses related to the change in estimated time required to sublet or sell the properties held for disposal.

(2) Adjustments are composed of a decrease in employee severance offset, in part, by an increase in lease expenses due to a reclass of a portion of the reserve to offset a lease liability previously accrued of $1,176 offset, in part, by a decrease in estimated lease expenses of $1,063 due to a change in fair value of the sublease payments offset, in part, by a change in estimated time required to sublet properties and a change in present value interest on the lease expenses.

(3) The total carrying costs related to assets held for disposal or written-off were $81,384 of which the Company recorded a loss of $58,754.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                        Percentage of Total Revenues                       Percentage Change
-----------------------------------------------------------------------------------------------------------------------------------

                                             Feb.  3, 2001    Jan. 29, 2000     Jan. 30, 1999      Fiscal 2000 vs.  Fiscal 1999 vs.
Year ended                                   (Fiscal 2000)    (Fiscal 1999)     (Fiscal 1998)          Fiscal 1999      Fiscal 1998
-----------------------------------------------------------------------------------------------------------------------------------
Merchandise Sales                                  80.9%            81.6%             83.0%                  0.2 %           (1.9)%
Service Revenue(1)                                 19.1             18.4              17.0                   4.6              8.1
-----------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                    100.0            100.0             100.0                   1.0             (0.2)
-----------------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales(2)                      76.9(3)          72.4(3)           75.3(3)                6.4             (5.6)
Costs of Service Revenue(2)                        82.7(3)          80.9(3)           80.5(3)                6.9              8.7
-----------------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                            78.0             74.0              76.2                   6.5             (3.0)
-----------------------------------------------------------------------------------------------------------------------------------

Gross Profit from Merchandise Sales                23.1(3)          27.6(3)           24.7(3)              (16.1)             9.4
Gross Profit from Service Revenue                  17.3(3)          19.1(3)           19.5(3)               (5.1)             5.8
-----------------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                 22.0             26.0              23.8                 (14.6)             8.9
-----------------------------------------------------------------------------------------------------------------------------------
Selling, General and
  Administrative Expenses                          23.2             22.1              21.6                   5.9              2.1
-----------------------------------------------------------------------------------------------------------------------------------
Operating (Loss) Profit                            (1.2)             3.9               2.2                (129.8)            74.2
Nonoperating Income                                 0.1              0.1               0.1                  (3.5)             8.5
Interest Expense                                    2.4              2.1               2.0                  12.3              5.4
-----------------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings Before Income Taxes                (3.5)             1.9               0.3                (286.1)           517.3
-----------------------------------------------------------------------------------------------------------------------------------
Income Taxes                                       36.5(4)          34.8(4)           31.7(4)             (294.8)           578.1
-----------------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings Before Extraordinary Items     (2.2)             1.2               0.2                (281.4)           489.1
-----------------------------------------------------------------------------------------------------------------------------------
Extraordinary Items                                 0.1               -                 -                    N/A               -
-----------------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings                                (2.1)             1.2               0.2                (274.4)           489.1
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

FISCAL 2000 VS. FISCAL 1999

         Total revenues for fiscal 2000, which included 53 weeks, increased
1% over fiscal 1999, due primarily to the extra week of operation during fiscal 2000 vs. 1999. Comparable store revenues (revenues generated by stores in operation during the same months of each period) decreased by 1%. Total revenues for fiscal 2000, excluding the extra week, decreased by 1% on an overall basis and were unchanged on a comparable store basis. Comparable store merchandise sales decreased 2% while comparable store service revenue increased 2% over fiscal 1999 on a 52 week basis.

         The decrease in gross profit from merchandise sales, as a percentage of merchandise sales, was due primarily to the pretax charge from the Profit Enhancement Plan of $67,085,000 coupled with the impairment charge, increases in warehousing and store occupancy costs offset, in part, by higher merchandise margins, as a percentage of merchandise sales.

         The decrease in gross profit from service revenue, as a percentage of service revenue, was due to a $5,232,000 pretax charge from the Profit Enhancement Plan and an increase in service center personnel costs, as a percentage of service revenue.

         The increase in selling, general and administrative expenses, as a percentage of total revenues, was due primarily to increases in store and general office expenses coupled with a pretax charge from the Profit Enhancement Plan of $2,628,000, as a percentage of total revenues.

         The increase in interest expense, as a percentage of total revenues, was due primarily to higher interest rates coupled with slightly higher average debt levels incurred during the year to fund the Company's capital expenditures.

         The Company's net loss in fiscal 2000, as compared with net earnings in fiscal 1999, was due primarily to decreases in gross profit from merchandise sales, as a percentage of merchandise sales, and gross profit from service revenue, as a percentage of service revenue, and an increase in selling, general and administrative expenses, as a percentage of total revenues, all of which included the effects of the Profit Enhancement Plan, coupled with an increase in interest expense, as a percentage of total revenues.


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

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB statement No. 133)" this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has analyzed the impact of the adoption of this statement and it will not have a material effect on the Company upon its adoption on February 4, 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement, changes in the lenders' prime rate or LIBOR could affect the rates at which the Company could borrow funds thereunder. At February 3, 2001, the Company had outstanding borrowings of $127,718,000 against these credit facilities. The table below summarizes the fair value and contract terms of fixed rate debt instruments held by the Company at February 3, 2001:


(dollar amounts                                Average
 in thousands)                  Amount         Interest Rate
----------------------------------------------------------------
Fair value at
     February 3, 2001           $472,770

Expected maturities:

2001                             162,710                4.0%
2002                              93,103                6.5
2003                              81,000                6.6
2004                             108,000                6.7
2005                             100,000                7.0
-----------------------------------------------------------------


At January 29, 2000, the Company held fixed rate debt instruments with an aggregate fair value of $489,824.


FORWARD-LOOKING STATEMENTS

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

ITEM 7A QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The material in Item 7 of this filing titled "Quantitive and Qualitative Disclosures about Market Risk" are hereby incorporated herein by reference.

ITEM 8  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT
Board of Directors and Stockholders
The Pep Boys - Manny, Moe & Jack

We have audited the accompanying consolidated balance sheets of The Pep Boys - Manny, Moe & Jack and subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 3, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pep Boys - Manny, Moe & Jack and subsidiaries at February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 22, 2001


CONSOLIDATED BALANCE SHEETS                                                   The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

                                                                                        February 3,                  January 29,
                                                                                              2001                          2000
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                           $     7,995                    $    18,485
  Accounts receivable, less allowance for
    uncollectible accounts of $639 and $826                                                16,792                         17,281
  Merchandise inventories                                                                 547,735                        582,898
  Prepaid expenses                                                                         28,705                         39,184
  Deferred income taxes                                                                    25,409                         16,606
  Other                                                                                    50,401                         46,278
  Assets held for disposal                                                                 22,629                              -
----------------------------------------------------------------------------------------------------------------------------------
           Total Current Assets                                                           699,666                        720,732
----------------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
  Land                                                                                    278,017                        287,039
  Building and improvements                                                               918,031                        954,638
  Furniture, fixtures and equipment                                                       618,959                        647,557
  Construction in progress                                                                 15,032                         25,763
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        1,830,039                      1,914,997
  Less accumulated depreciation and amortization                                          635,804                        579,248
----------------------------------------------------------------------------------------------------------------------------------
           Total Property and Equipment                                                 1,194,235                      1,335,749
----------------------------------------------------------------------------------------------------------------------------------
Other                                                                                      12,303                         16,191
----------------------------------------------------------------------------------------------------------------------------------
           Total Assets                                                               $ 1,906,204                    $ 2,072,672
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                    $   204,755                    $   320,066
  Accrued expenses                                                                        226,952                        228,151
  Current maturities of convertible debt                                                  158,555                              -
  Current maturities of long-term debt                                                        197                            183
----------------------------------------------------------------------------------------------------------------------------------
           Total Current Liabilities                                                      590,459                        548,400
----------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt, less current maturities                                                   654,194                        612,668
Convertible Debt, less current maturities                                                       -                        171,356
Deferred Income Taxes                                                                      66,192                         81,964
Deferred Gain on Sale Leaseback                                                               593                              -
Commitments and Contingencies
Stockholders' Equity:
  Common stock, par value $1 per share:  Authorized 500,000,000 shares;
      Issued 63,910,577                                                                    63,911                         63,911
  Additional paid-in capital                                                              177,244                        177,247
  Retained earnings                                                                       581,668                        649,487
 ----------------------------------------------------------------------------------------------------------------------------------
                                                                                          822,823                        890,645
  Less shares in treasury - 10,454,644 and 10,721,208 shares, at cost                     168,793                        173,097
  Less cost of shares in benefits trust - 2,195,270 shares, at cost                        59,264                         59,264
----------------------------------------------------------------------------------------------------------------------------------
           Total Stockholders' Equity                                                     594,766                        658,284
----------------------------------------------------------------------------------------------------------------------------------
           Total Liabilities and Stockholders' Equity                                 $ 1,906,204                    $ 2,072,672
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                                         The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

                                                                        February 3,            January 29,             January 30,
Year ended                                                                    2001                   2000                    1999
----------------------------------------------------------------------------------------------------------------------------------
Merchandise Sales                                                       $1,957,480             $1,954,010            $  1,991,340
Service Revenue                                                            460,988                440,523                 407,368
----------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                                           2,418,468              2,394,533               2,398,708
----------------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                                               1,505,442              1,415,053               1,498,897
Costs of Service Revenue                                                   381,175                356,445                 327,915
----------------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                                  1,886,617              1,771,498               1,826,812
----------------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                                        452,038                538,957                 492,443
Gross Profit from Service Revenue                                           79,813                 84,078                  79,453
----------------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                                         531,851                623,035                 571,896
----------------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative
  Expenses                                                                 559,883                528,838                 517,827
----------------------------------------------------------------------------------------------------------------------------------
Operating (Loss) Profit                                                    (28,032)                94,197                  54,069

Nonoperating Income                                                          2,245                  2,327                   2,145

Interest Expense                                                            57,882                 51,557                  48,930
----------------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings Before Income Taxes                                        (83,669)                44,967                   7,284

Income Tax (Benefit) Expense                                               (30,521)                15,664                   2,310
----------------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings Before Extraordinary Items                             (53,148)                29,303                   4,974
Extraordinary Items, Net of Tax of $1,180                                    2,054                      -                       -
Net (Loss) Earnings                                                    $   (51,094)            $   29,303            $      4,974
----------------------------------------------------------------------------------------------------------------------------------
Basic (Loss) Earnings per Share:
  Before Extraordinary Items                                           $     (1.04)            $      .58            $        .08
  Extraordinary Items, Net of Tax                                              .04                      -                       -
---------------------------------------------------------------------------------------------------------------------------------
Basic (Loss) Earnings per Share:                                       $     (1.00)            $      .58            $        .08
---------------------------------------------------------------------------------------------------------------------------------
Diluted (Loss) Earnings per Share:
  Before Extraordinary Items                                           $     (1.04)            $      .58            $        .08
  Extraordinary Items, Net of Tax                                              .04                      -                       -
---------------------------------------------------------------------------------------------------------------------------------
Diluted (Loss) Earnings per Share:                                     $     (1.00)            $      .58            $        .08
---------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)
                                                                                                Accumulated
                                                    Additional                                        Other                  Total
                                     Common Stock     Paid-in   Retained    Treasury Stock    Comprehensive Benefits Stockholders'
                                    Shares   Amount   Capital   Earnings  Shares       Amount        Income    Trust        Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1998        63,657,728  $63,658   $173,107 $647,505                          $(1,366)  $(60,269)     $822,635

Comprehensive Income
  Net earnings                                                     4,974
  Minimum pension liability
    adjustment, net of tax                                                                         (2,844)
  Total Comprehensive Income                                                                                                 2,130

Cash dividends ($.26 per share)                                  (16,004)                                                  (16,004)
Exercise of stock options
  and related tax benefits          107,825      108      1,369                                                              1,477
Dividend reinvestment plan           82,087       82      1,369                                                              1,451
Acquisitions and transfers of
  75,000 shares to employees'
  savings plan                                               95                                                                 95
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 30, 1999        63,847,640   63,848    175,940  636,475                           (4,210)   (60,269)      811,784

Comprehensive Income
  Net earnings                                                    29,303
  Minimum pension liability
    adjustment, net of tax                                                                          4,210
  Total Comprehensive Income                                                                                                33,513

Cash dividends ($.27 per share)                                  (13,693)                                                  (13,693)
Repurchase of Treasury Stock                                        (410) (11,276,698) $(182,065)              1,005      (181,470)
Exercise of stock options
  and related tax benefits           27,630       28        774   (1,795)     495,000      7,991                             6,998
Dividend reinvestment plan           35,307       35        533     (393)      60,490        977                             1,152
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 29, 2000        63,910,577   63,911    177,247  649,487  (10,721,208)  (173,097)       -    (59,264)      658,284

Comprehensive Income-Net loss                                    (51,094)                                                  (51,094)
Cash dividends ($.27 per share)                                  (13,793)                                                  (13,793)
Dividend reinvestment plan                                  (3)   (2,932)     266,564      4,304                             1,369
-----------------------------------------------------------------------------------------------------------------------------------
Balance, February 3, 2001        63,910,577  $63,911   $177,244 $581,668  (10,454,644) $(168,793) $     -   $(59,264)     $594,766


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                            The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

                                                                        February 3,             January 29,           January 30,
Year ended                                                                     2001                    2000                  1999
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net (Loss) Earnings                                                $  (51,094)              $  29,303              $   4,974
     Adjustments to Reconcile Net (Loss) Earnings to Net Cash
       Provided by Operating Activities:
        Extraordinary items, net of tax                                     (2,054)                      -                      -
        Depreciation and amortization                                       99,308                  97,012                 96,856
        Accretion of bond discount                                           6,425                   6,493                  6,493
       (Decrease) increase in deferred income taxes                        (24,575)                  2,223                 13,142
        Loss on assets held for disposal                                    53,740                       -                      -
        Loss on asset impairment                                             5,735                       -                      -
        Loss (Gain) from sales of assets                                     3,651                    (538)                19,968
     Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable, prepaid expenses
           and other                                                         9,802                 (12,096)               (14,857)
        Decrease (increase) in merchandise inventories                      35,163                 (55,501)               127,966
       (Decrease) increase in accounts payable                            (115,311)                 79,675               (168,662)
       (Decrease) increase in accrued expenses                              (1,199)                 32,810                 34,137
-----------------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by Operating Activities                        19,591                 179,381                120,017
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
        Capital expenditures                                               (57,336)               (104,446)              (167,876)
        Proceeds from sales of assets                                       14,380                   2,479                 98,545
-----------------------------------------------------------------------------------------------------------------------------------
           Net Cash Used in Investing Activities                           (42,956)               (101,967)               (69,331)
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
        Net borrowings (payments) under line of credit
          agreements                                                       117,535                  10,000               (122,000)
        Net proceeds from issuance of notes                                      -                  76,000                202,241
        Reduction of long-term debt                                        (70,000)                   (170)                  (158)
        Reduction of convertible debt                                            -                 (72,294)               (13,956)
        Early extinguishment of debt                                       (22,236)                      -                      -
        Dividends paid                                                     (13,793)                (13,693)               (16,004)
        Purchase of Treasury Shares                                              -                (181,470)                     -
        Proceeds from exercise of stock options                                  -                   6,998                  1,477
        Proceeds from dividend reinvestment plan                             1,369                   1,152                  1,451
-----------------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by (Used in) Financing Activities              12,875                (173,477)                53,051
-----------------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash                                            (10,490)                (96,063)               103,737
Cash and Cash Equivalents at Beginning of Period                            18,485                 114,548                 10,811
-----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                              $    7,995              $   18,485              $ 114,548
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
     Income taxes paid                                                  $        -              $        -              $       -
     Interest paid, net of amounts capitalized                              53,415                  43,449                 39,966
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended February 3, 2001, January 29, 2000 and January 30, 1999 (dollar amounts in thousands, except per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS The Pep Boys - Manny, Moe & Jack and subsidiaries (the "Company") is engaged principally in the retail sale of automotive parts and accessories, automotive maintenance and service and the installation of parts through a chain of stores at February 3, 2001. The Company currently operates stores in 36 states and Puerto Rico.

FISCAL YEAR END The Company's fiscal year ends on the Saturday nearest to January 31. Fiscal year 2000 was comprised of 53 weeks, while Fiscal years 1999 and 1998 were comprised of 52 weeks.

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

MERCHANDISE INVENTORIES Merchandise inventories are valued at the lower of cost (last-in, first-out method) or market. If the first-in, first-out method of valuing inventories had been used, inventories would have been approximately the same as using the last-in, first-out method for both fiscal years 2000 and 1999.

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

CAPITALIZED INTEREST Interest on borrowed funds is capitalized in connection with the construction of certain long-term assets. Capitalized interest amounted to $489, $1,098 and $1,020 in fiscal years 2000, 1999 and 1998, respectively.

REVENUE RECOGNITION The Company recognizes revenue from the sale of merchandise at the time merchandise is sold. Service revenues are recognized upon completion of the service. The Company records revenue net of an allowance for estimated future returns. Return activity is immaterial to revenue and results of operations in all periods presented.

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

ADVERTISING The Company expenses the production costs of advertising the first time the advertising takes place. The Company nets cooperative advertising reimbursements against costs incurred. In fiscal year 2000, the Company's net advertising netted to zero. Net advertising expense for fiscal years 1999, 1998 was $346 and $6,378, respectively. No advertising costs were recorded as assets as of February 3, 2001 or January 29, 2000.

STORE OPENING COSTS The costs of opening new stores are expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS The Company accounts for impaired long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard prescribes the method for asset impairment evaluation for long-lived assets and certain identifiable intangibles that are either held and used or to be
disposed of.   The Company evaluates the ability to recover long-lived assets whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. In the event assets are impaired, losses are recognized to the extent the carrying value exceeds the fair value. In addition, the Company reports assets to be disposed of at the lower of the carrying amount or the fair market value less selling costs.

During fiscal year 2000, the Company, as a result of its ongoing review of the performance of its stores, identified certain stores whose cash flow trend indicated that the carrying value may not be fully recoverable. An impairment charge of $5,735 was recorded for these stores in cost of merchandise sold on the Consolidated Statement of Operations. The charge reflects the difference between carrying value and fair value. Fair value was based on sales of similar assets or other estimates of fair value developed by Company management.

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.
As amended by SFAS No. 137,"Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB statement No. 133)," this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has analyzed the impact of the adoption of this statement and it will not have a material effect on the Company upon its adoption on February 4, 2001.

SEGMENT INFORMATION The Company reports segment information in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company operates in one industry, the automotive aftermarket. In accordance with SFAS No. 131, the Company aggregates all of its stores and reports one operating segment. Sales by major product categories are as follows:

Year ended                      Feb. 3, 2001      Jan. 29, 2000            Jan. 30, 1999
----------------------------------------------------------------------------------------
Parts and Accessories           $1,547,020           $1,571,445              $1,649,599
Tires                              410,460              382,565                 341,741
----------------------------------------------------------------------------------------
Total Merchandise Sales          1,957,480            1,954,010               1,991,340

Service                            460,988              440,523                 407,368
----------------------------------------------------------------------------------------
Total Revenues                  $2,418,468           $2,394,533              $2,398,708
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

RECENT ACCOUNTING PRONOUNCEMENTS In November 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial statements." SAB 101 summarizes certain of the staff's views in applying Generally Accepted Accounting Principles to revenue recognition issues. The Company has implemented this bulletin in the fourth quarter of fiscal year 2000 with no material effect on its financial statements.

NOTE 2 - DEBT

SHORT-TERM BORROWINGS In the third quarter of fiscal 2000, the Company in conjunction with the acquiring of a new long-term revolving credit agreement terminated its short-term borrowing line. The Company did have short-term borrowing during the year and the average and maximum month end balances were $4,232 and $13,000, respectively, during fiscal 2000. The Company had no short-term borrowings outstanding at January 29, 2000. The Company had available a short-term line of credit of $15,000 at January 29, 2000. The interest rates on these lines were negotiated based upon market conditions. The average and maximum month end balances on these borrowings were $2,556 and $16,366, respectively, during fiscal 1999.


LONG-TERM DEBT
------------------------------------------------------------------------------------------------------------

                                                         February 3, 2001                 January 29, 2000
------------------------------------------------------------------------------------------------------------
Medium-term notes, 6.4% to 6.7%, due
   November 2004 through September 2007                          $144,005                         $150,000

Medium-term notes, 6.7% to 6.9%, due
   March 2004 through March 2006                                  100,000                          100,000

7% notes due June 2005                                            100,000                          100,000

6.92% Term Enhanced ReMarketable Securities,
   Due July 2017                                                  100,000                          100,000

Revolving credit agreement                                        127,718                           10,000

6 5/8% notes due May 2003                                          75,000                           75,000

Senior Notes, 7.8% and 7.95%, due
January 2009 and January 2011                                           -                           70,000

Other notes payable, 5.8% to 8%                                     7,668                            7,851
------------------------------------------------------------------------------------------------------------
                                                                  654,391                          612,851
   Less current maturities                                            197                              183
------------------------------------------------------------------------------------------------------------

Total long-term debt                                             $654,194                         $612,668
------------------------------------------------------------------------------------------------------------

        In September 2000, the Company entered into a new revolving credit agreement. The new revolving credit agreement provides up to $225,000 of borrowing availability, which is collateralized by inventory and accounts receivable. Funds may be drawn and repaid any time prior to September 10, 2004. Sixty days prior to each anniversary date, the Company may request and, upon agreement with the bank, extend the maturity of this facility an additional year. The interest rate on any loan is equal to the London Interbank Offered Rate ("LIBOR") plus 1.75%, and increases in 0.25% increments as the excess availability falls below $50,000. The revolver is subject to a financial covenant for minimum adjusted tangible net worth. This revolver replaces the previous revolver the Company had with nine major banks, which provided up to $200,000 in borrowings. The Company recorded an after-tax extraordinary charge related to the extinguishment of its previous revolving credit agreement of $931. The weighted average interest rate on borrowings under the revolving credit agreement was 8.5% at February 3, 2001. In fiscal 1999, the Company had a revolving credit agreement with nine major banks providing for borrowings of up to $200,000. The weighted average interest rate on borrowings under the revolving credit agreement was 6.6% at January 29, 2000.

        The other notes payable have a weighted average interest rate of 5.4% at February 3, 2001 and 6.2% at January 29, 2000, and mature at various times through August 2016. Certain of these notes are collateralized by land and buildings with an aggregate carrying value of approximately $7,398 and $7,446 at February 3, 2001 and January 29, 2000, respectively.

        In September 2000, the Company retired $70,000 of Senior notes issued as part of the private placement in February 1999,at par, using the proceeds from its new $225,000 revolving credit agreement. The Senior Notes were issued in two series at par, and pay interest semiannually on January 31 and July 31. The Series A 7.8% Senior Notes, with an aggregate principal balance of $25,000, were scheduled to begin repaying principal in equal installments from January 2003 until maturity in January 2009. The Series B 7.95% Senior Notes, with an aggregate principal balance of $45,000, were scheduled to begin repaying principal in equal installments from January 2007 until maturity in January 2011. In addition, the interest rates on the Senior Notes were subject to a 0.50% increase for such time as the credit rating of the Company's long-term unsecured debt securities decreases below investment grade as rated by both Moody's (Ba1) and Standard & Poor's (BB+). The proceeds from the issuance of the notes were used to finance the Company's share repurchase (see Note 4).

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

        In June 2000,the Company repurchased $5,995 face value of the $49,000 medium-term note, which was redeemable at the option of the holder on September 19, 2002. The after-tax extraordinary gain was $960.



CONVERTIBLE DEBT
------------------------------------------------------------------------------------------------------------

                                                         February  3, 2001                 January 29, 2000
------------------------------------------------------------------------------------------------------------
Zero Coupon Convertible Subordinated Notes                       $158,555                         $171,356
------------------------------------------------------------------------------------------------------------
                                                                  158,555                          171,356
   Less current maturities                                        158,555                                -
------------------------------------------------------------------------------------------------------------

Total long-term convertible debt                                 $      -                         $171,356
------------------------------------------------------------------------------------------------------------



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

        In April 2000, the Company repurchased $30,200 face value of its LYONs at a price of $520 per LYON. The book value of the repurchased LYONs were $19,226 and the after-tax extraordinary gain was $2,025.

        Each LYON is convertible at the option of the holder at any time on or prior to maturity, unless previously redeemed or otherwise purchased, into common stock of the Company at a conversion rate of 12.929 shares per LYON. The LYONs are redeemable at the option of the holder on September 20, 2001 and September 20, 2006 at the issue price plus accrued original issue discount. The Company, at its option, may elect to pay the purchase price on any such purchase date in cash or common stock, or any combination thereof. As of February 3, 2001, no LYONs have been converted. On or prior to September 20, 2001, the Company will purchase for cash any LYON, at the option of the holder, in the event of a change in control of the Company. The LYONs are subordinated to all existing and future senior indebtedness of the Company.

        In September 2000, the Company reclassed the LYONs to current liabilities on the Consolidated Balance Sheet. The Company expects to repurchase these notes, which will have a value of $162,525, with cash from operating activities coupled with the proceeds from the sale of assets held for disposal, its existing lines of credit, and additional financing the Company anticipates obtaining in early 2001. In the event that the Company does not secure the financing, the Company has the option to redeem the LYONs with the issuance of common stock. The final number of shares issued would be determined at the time of issuance based upon any cash shortfall and the then current stock price.

        Several of the Company's debt agreements require the maintenance of a certain level of minimum adjusted tangible net worth. The Company was in compliance with all debt covenants at February 3, 2001.

        The annual maturities, including accreted value, of all long-term and convertible debt for the next five years are $162,722 in 2001, $93,116 in 2002, $81,014 in 2003, $235,734 in 2004 and $100,017 in 2005. These maturities include amounts for early redemption, which is at the option of the holders. Any compensating balance requirements related to all revolving credit agreements and debt were satisfied by balances available from normal business operations.

        The Company was contingently liable for outstanding letters of credit in the amount of approximately $20,571 at February 3, 2001.

NOTE 3 - LEASE COMMITMENTS

        In January 2001, the Company sold certain assets for $10,464. The assets were leased back from the purchaser on a month to month renewable term basis with a residual guarantee given by the Company at the end of the lease term. The resulting lease is being accounted for as an operating lease and the gain of $593 from the sale of the certain assets is deferred until the lease term is completed and the residual guarantee is satisfied, at which time the gain will be recorded in cost of merchandise sold.

        In September 2000, the Company entered into a new operating lease for certain real estate properties. The new $143,000 of real estate operating leases, which have an interest rate of LIBOR plus 1.85% replaces $143,000 of real estate operating leases, which had an interest rate of LIBOR plus 2.27%. The company, as a result of replacing the existing real estate operating leases, recorded a pretax charge to earnings of $1,630 of unamortized lease costs, which was recorded in the cost of merchandise sold section of the Consolidated Statement of Operations.

        The Company leases certain property and equipment under operating leases which contain renewal and escalation clauses. Aggregate minimum rental commitments for leases having noncancelable lease terms of more than one year are approximately: 2001 - $47,453; 2002 - $47,381; 2003 - $40,248; 2004 -
$38,895; 2005- $39,002; thereafter - $405,663. Rental expenses incurred for operating leases in 2000, 1999 and 1998 were $63,206, $59,890 and $57,157, respectively.

NOTE 4 - STOCKHOLDERS' EQUITY

SHARE REPURCHASE - TREASURY STOCK On February 1, 1999, the Company repurchased 11,276,698 of its common shares outstanding pursuant to a Dutch Auction self-tender offer at a price of $16.00 per share. The repurchased shares included 1,276,698 common shares which were repurchased as a result of the Company exercising its option to purchase an additional 2% of its outstanding shares. Expenses related to the share repurchase were approximately $1,638 and were included as part of the cost of the shares acquired. A portion of the treasury shares will be used by the Company to provide benefits to employees under its compensation plans and in conjunction with the Company's dividend reinvestment program. At February 3, 2001, the Company has reflected 10,454,644 shares of its common stock at a cost of $168,793 as "Shares in treasury" on the Company's Consolidated Balance Sheet.


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

BENEFITS TRUST On April 29, 1994, the Company established a flexible employee benefits trust with the intention of purchasing up to $75,000 worth of the Company's common shares. The repurchased shares will be held in the trust and will be used to fund the Company's existing benefit plan obligations including healthcare programs, savings and retirement plans and other benefit obligations. The trust will allocate or sell the repurchased shares through 2023 to fund these benefit programs. As shares are released from the trust, the Company will charge or credit additional paid-in capital for the difference between the fair value of shares released and the original cost of the shares to the trust. For financial reporting purposes, the trust is consolidated with the accounts of the Company. All dividend and interest transactions between the trust and the Company are eliminated. In connection with the Dutch Auction self-tender offer, 37,230 shares were tendered at a price of $16.00 per share in fiscal 1999. At February 3, 2001, the Company has reflected 2,195,270 shares of its common stock at a cost of $59,264 as "Shares in benefits trust" on the Company's Consolidated Balance Sheet.

NOTE 5 - SIGNIFICANT CHARGES

         During fiscal 1998, the Company recorded pretax charges of $29,451 ($20,109 net of tax), $27,733 of which was recorded as costs of merchandise sales on the Company's Consolidated Statements of Operations and includes the costs associated with the closure and sale of 109 Pep Boys Express stores. The remaining $1,718 of these expenses have been included in Selling, General and Administrative Expenses on the Company's Consolidated
Statements of Operations.

NOTE 6 - PROFIT ENHANCEMENT PLAN

         In the third quarter 2000, the Company performed a comprehensive review of its field, distribution, and store support center infrastructure as well as the performance of each store. As a result of this review, the Company implemented a number of changes that it believes will improve its performance. These changes included the closure of 38 underperforming stores and two distribution centers, a decrease of store operating hours and a reduction in the store support center infrastructure. The Company recorded a pretax charge to earnings for fiscal year 2000 as follows:


                                                  Non-reservable    Total
                                                    Expense        Expense
Income Statement         Original     Reserve     Incurred in     Year Ended
Classification           Charge     Adjustments   4th Quarter     Feb. 3, 2001
-----------------------------------------------------------------------------
Costs of
   Merchandise Sold      $62,665      $ 939        $3,481          $67,085

Costs of
   Service Revenue         5,661       (177)         (252)           5,232

Selling, General and
   Administrative          2,908       (661)          381            2,628
-----------------------------------------------------------------------------
Total Expenses           $71,234      $ 101        $3,610          $74,945
-----------------------------------------------------------------------------


         The original third quarter charge totaled $71,234 of which $62,665 was recorded in costs of merchandise sold on the Company's Consolidated Statement of Operations and includes expenses associated with the closure of 38 stores and two distribution centers, certain equipment write-offs and severance costs associated with the contraction of the special order department. The remaining $8,569 was divided with $5,661 recorded as costs of service revenue, which includes service department expenses associated with the store closures, and $2,908 recorded as selling, general and administrative which includes expenses associated with the closure of the two regional offices, the abandonment of future development projects and severance for the reduction of the store support center infrastructure.

         The fourth quarter reserve adjustments increased by $101 due to additional expenses which were recorded in costs of merchandise sold on the Company's Consolidated Statement of Operations. These additional expenses included write-downs of certain equipment, the on-going expenses associated with the change in estimated time to sublease the properties offset, in part, by decreases in rent expense related to the change in Company's estimated time to sublease the properties, the change in estimated sublease value and a present value interest adjustment, coupled with a reduction in estimated warehouse severance. The increase in reserve adjustment was offset, in part, by a decrease in cost of service revenue related to the reduction of the estimated employee severance and the decrease in rent expense related to the change in the Company's estimated time to sublease the properties, the change in the estimated sublease value, and a present value interest adjustment offset, in part, by an increase in on-going expenses associated with the changes in estimated time to sublease the properties. In addition, selling, general and administrative expense was reduced due to a change in estimated cost to exit leases for abandoned projects coupled with a reduction of employee severance.

         In the fourth quarter of 2000, the Company incurred expenses related to the closure of the 38 stores and two distribution centers, for inventory and equipment handling which was offset, in part, by a recovery of certain benefits expenses related to the reduction of workforce. These expenses which totaled $3,610 were not reserved and were recorded as incurred. The Company estimates additional expenses of approximately $1,200 to be incurred during first quarter of 2001.

         Approximately 1,300 of the Company's employees were notified of their separation from the Company prior to the end of the third quarter. As of February 3, 2001, the number of employees to be separated was reduced to approximately 1,000 of which 97% have left their positions and the remaining 3% are anticipated to leave the Company during the first quarter of 2001. The 1,000 employees were composed of 76% store employees, 13% distribution center employees, and 11% store support center and field administrative employees. The reduction in employees to be separated was primarily a result of some of the notified store employees being transferred to other stores within the Company. The total severance paid during fiscal 2000 in connection with the Profit Enhancement Plan was $1,213.

         At the end of the third quarter 2000, the Company set up a reserve liability account which is included in accrued liabilities on the Consolidated Balance Sheet. This liability account will track all accruals including remaining rent on leases net of sublease income, severance and on-going expenses for the closed facilities. The following chart reconciles the charge since its initial recording to the reserve balance at February 3, 2001.

                            Lease             Fixed                                On-Going
                           Expenses           Assets(3)         Severance          Expenses            Total
-------------------------------------------------------------------------------------------------------------
Original Charges           $ 7,916            $57,680           $ 1,694            $ 3,944           $71,234
-------------------------------------------------------------------------------------------------------------
Addition(1)                      -              1,074                 -                361             1,435
-------------------------------------------------------------------------------------------------------------
Utilization                   (975)           (58,754)           (1,213)            (1,345)          (62,287)
-------------------------------------------------------------------------------------------------------------
Adjustments(2)                 113                  -              (272)                 -              (159)
-------------------------------------------------------------------------------------------------------------
Reserve Balance at
   February 3,2001         $ 7,054             $    -           $   209            $ 2,960           $10,223
-------------------------------------------------------------------------------------------------------------

(1) Additions are composed of additional equipment write-offs and an increase in on-going expenses related to the change in estimated time required to sublet or sell the properties held for disposal.

(2) Adjustments are composed of a decrease in employee severance offset, in part, by an increase in lease expenses due to a reclass of a portion of the reserve to offset a lease liability previously accrued of $1,176 offset, in part, by a decrease in estimated lease expenses of $1,063 due to a change in fair value of the sublease payments offset, in part, by a change in estimated time required to sublet properties and a change in present value interest on the lease expenses.

(3) The total carrying costs related to assets held for disposal or written-off were $81,384 of which the Company recorded a loss of $58,754.


NOTE 7 - PENSION AND SAVINGS PLANS

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

         Pension expense (income) includes the following:

                                                                           Feb. 3,                 Jan. 29,               Jan. 30,
Year ended                                                                   2001                    2000                   1999
-----------------------------------------------------------------------------------------------------------------------------------

Interest cost                                                             $  1,848                 $ 1,826                $  1,711
Expected return on plan assets                                              (2,261)                 (1,915)                 (1,703)
Amortization of transition asset                                              (214)                   (214)                   (214)
Recognized actuarial loss                                                      890                     597                       -
-----------------------------------------------------------------------------------------------------------------------------------

Total pension expense (income)                                            $    263                 $   294                $   (206)
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


                                                                           Feb. 3,                 Jan. 29,
                                                                            2001                     2000
--------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation

  Benefit obligation at beginning of year                                  $26,955                $28,615
    Interest cost                                                            1,848                  1,826
    Actuarial gain                                                          (2,041)                (2,213)
    Benefits paid                                                           (1,036)                (1,273)
---------------------------------------------------------------------------------------------------------------
  Benefit obligation at end of year                                        $25,726                $26,955
---------------------------------------------------------------------------------------------------------------

Change in Plan Assets

  Fair value of plan assets at beginning of year                           $26,974                $20,236
    Actual return on plan assets (net of expenses)                             (84)                 2,077
    Employer contributions                                                       -                  5,934
    Benefits paid                                                           (1,036)                (1,273)
---------------------------------------------------------------------------------------------------------------
  Fair value of plan assets at end of year                                 $25,854                $26,974
---------------------------------------------------------------------------------------------------------------
Reconciliation of the Funded Status

  Funded status                                                            $   128                $    19
  Unrecognized transition asset                                               (214)                  (428)
  Unrecognized actuarial loss                                                3,663                  4,249
---------------------------------------------------------------------------------------------------------------
    Net amount recognized at year-end
       as prepaid benefit cost                                             $ 3,577                $ 3,840
---------------------------------------------------------------------------------------------------------------
Weighted-Average Assumptions
  Discount rate:                                                              7.40%                  6.90%
  Expected return on plan assets:                                             8.50%                  8.50%
---------------------------------------------------------------------------------------------------------------


The Company had no comprehensive income attributable to the change in the minimum pension liability in fiscal year 2000. The Company recorded other comprehensive income (expense), net of tax, attributable to the change in the minimum pension liability of $4,210 and $(2,844) in fiscal years 1999 and 1998, respectively.

The Company has 401(k) savings plans which covers all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation. The Company's savings plans' contribution expense was $4,947, $5,644 and $5,274 in fiscal years 2000, 1999 and 1998, respectively.

NOTE 8 - NET EARNINGS PER SHARE

         For fiscal years 2000, 1999 and 1998, basic earnings per share are based on net earnings divided by the weighted average number of shares outstanding during the period. Diluted earnings per share assumes conversion of convertible subordinated notes, zero coupon convertible subordinated notes and the dilutive effects of stock options. Adjustments for convertible securities were antidilutive in 2000, 1999 and 1998, and therefore excluded from the computation of diluted EPS; however, these securities could potentially be dilutive in the future. Options to purchase 5,032,772, 4,755,657 and 3,572,946 shares of common stock were outstanding at February 3, 2001, January 29, 2000 and January 30, 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares on such dates.

The following schedule presents the calculation of basic and diluted earnings per share for income from continuing operations:
-------------------------------------------------------------------------------
(In thousands, except per share amounts)

                                         Fiscal 2000                      Fiscal 1999                       Fiscal 1998
                            ---------------------------------- ---------------------------------- ---------------------------------
                             Earnings     Shares     Per share Earnings      Shares     Per share Earnings   Shares       Per share
                            (Numerator) (Denominator) Amount  (Numerator) (Denominator) Amount   (Numerator)(Denominator) Amount
                            ----------- ------------  ------   ----------- ------------ ------   ---------- ------------ ------
Basic EPS
Earnings available to
  common stockholders         $(53,148)    51,088    $(1.04)    $ 29,303       50,665     $.58    $ 4,974     61,543       $.08
                                                       ====                               ====                             ====
Effect of Dilutive
Securities
Common shares assumed
  issued upon exercise of
  dilutive stock options            -           -                      -          175                   -        197
                              -------      ------                -------       ------             -------     ------
Diluted EPS
  Earnings available to
  common stockholders
  assuming conversion         $(53,148)    51,088    $(1.04)    $ 29,303       50,840     $.58    $ 4,974     61,740       $.08
                              =========    ======    =======    ========       ======     ====    =======     ======       ====



NOTE 9 - INCOME TAXES

         The provision for income taxes includes the following:


                                                                           Feb.  3,                 Jan. 29,               Jan. 30,
Year ended                                                                    2001                     2000                  1999
----------------------------------------------------------------------------------------------------------------------------------
Current:
   Federal                                                                $ (6,300)                $ 12,653             $ (10,295)
   State                                                                       353                      788                  (537)
Deferred:
   Federal                                                                 (22,776)                   2,074                12,266
   State                                                                    (1,798)                     149                   876
----------------------------------------------------------------------------------------------------------------------------------
                                                                          $(30,521)                $ 15,664               $ 2,310
----------------------------------------------------------------------------------------------------------------------------------

          A reconciliation of the statutory federal income tax rate to the effective rate of the provision for income taxes follows:


                                                                            Feb.  3,                 Jan. 29,              Jan. 30,
Year ended                                                                     2001                     2000                 1999
-----------------------------------------------------------------------------------------------------------------------------------
Statutory tax rate                                                             35.0%                    35.0%                35.0%
State income taxes,
   net of federal
   tax benefits                                                                 1.2                      1.4                  3.0
Job credits                                                                     0.3                     (1.1)                (5.8)
Other, net                                                                        -                     (0.5)                (0.5)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               36.5%                    34.8%                31.7%
-----------------------------------------------------------------------------------------------------------------------------------


          Items that gave rise to significant portions of the deferred tax accounts are as follows:

                                                                            Feb. 3,                 Jan. 29,
                                                                              2001                     2000
-----------------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Inventories                                                            $  8,431                  $ 7,851
   Vacation accrual                                                          5,014                    5,542
   Minimum pension liability adjustment                                        820                   (1,548)
   Store closing reserves                                                    5,661                    2,238
   Other, net                                                                5,483                    2,523
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          $ 25,409                  $16,606
-----------------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Depreciation                                                           $ 89,706                  $82,908
   Other, net                                                              (23,514)                    (944)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          $ 66,192                  $81,964
-----------------------------------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                $ 40,783                  $65,358
-----------------------------------------------------------------------------------------------------------------------------------


At February 3, 2001 the company has state net operating losses of approximately $5,000 that begin to expire in 2006. In addition the company has general business credits of $1,083 which expire beginning in 2019 and minimum tax credits of $1,381 which have no expiration date.

NOTE 10 - STOCK OPTION PLANS

        Options to purchase the Company's common stock have been granted to key employees and members of the Board of Directors. The option prices are at least 100% of the fair market value of the common stock on the grant date.

        On May 21, 1990, the stockholders approved the 1990 Stock Incentive Plan which authorized the issuance of restricted stock and/or options to purchase up to 1,000,000 shares of the Company's common stock. Additional shares in the amounts of 2,000,000, 1,500,000 and 1,500,000 were authorized by stockholders on June 4, 1997, May 31, 1995 and June 1, 1993, respectively. Under this plan, both incentive and nonqualified stock options may be granted to eligible participants. Incentive stock options are fully exercisable on the second or third anniversary of the grant date or become exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Nonqualified options become exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options cannot be exercised more than ten years after the grant date. As of February 3, 2001, no shares remain available for grant.

        On June 2, 1999 the stockholders approved the 1999 Stock Incentive Plan which authorized the issuance of restricted stock and/or options to purchase up to 2,000,000 shares of the Company's common stock. Under this plan, both incentive and nonqualified stock options may be granted to eligible participants. The incentive stock options and nonqualified stock options are fully exercisable on the third anniversary of the grant date or become exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options cannot be exercised more than ten years after the grant date. As of February 3, 2001, 383,000 shares remain available for grant.

         Stock option transactions for the Company's stock option plans are summarized as follows:


                                                       Fiscal 2000                  Fiscal 1999                 Fiscal 1998
                                          ------------------------      -----------------------        --------------------
                                                          Weighted                     Weighted                    Weighted
                                                           Average                      Average                     Average
                                                          Exercise                     Exercise                    Exercise
                                              Shares         Price         Shares         Price         Shares        Price
---------------------------------------------------------------------------------------------------------------------------
Outstanding - beginning of year            5,413,622        $22.05      4,982,761        $23.02      3,465,194       $25.40
Granted                                    1,160,450          6.34      1,558,450         16.08      2,515,150        21.06
Exercised                                          -             -       (519,850)        12.50       (107,825)       17.09
Canceled                                  (1,534,300)        18.10       (607,739)        22.75       (889,758)       27.23
---------------------------------------------------------------------------------------------------------------------------
Outstanding - end of year                  5,039,772         19.63      5,413,662         22.05      4,982,761        23.02
---------------------------------------------------------------------------------------------------------------------------
Options exercisable - at year end          2,501,678         24.93      2,489,162         24.66      2,359,724        21.94

Weighted average estimated fair value
   of options granted                                         2.54                         6.60                        8.44
---------------------------------------------------------------------------------------------------------------------------


          The following table summarizes information about stock options outstanding at February 3, 2001:

                                                               Options Outstanding                      Options Exercisable
                                                 ----------------------------------------------    -------------------------------
                                                                     Weighted
                                                                      Average          Weighted                           Weighted
                                                      Number        Remaining           Average           Number           Average
Range of                                         Outstanding      Contractual          Exercise      Exercisable          Exercise
Exercise Prices                                   at  2/3/01             Life             Price       at  2/3/01             Price
----------------------------------------------------------------------------------------------------------------------------------

$ 5.31 to $20.00                                   2,447,215          9 years            $12.00          562,885            $14.16
$20.01 to $25.00                                   1,384,325          6 years             22.93          747,251             22.86
$25.01 to $30.00                                     115,967          3 years             27.98          115,967             27.98
$30.01 to $37.38                                   1,092,265          5 years             31.68        1,075,575             31.68
----------------------------------------------------------------------------------------------------------------------------------
$ 5.31 to $37.38                                   5,039,772                                           2,501,678
----------------------------------------------------------------------------------------------------------------------------------

          The Company applies APB No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates and recognized as compensation expense on a straight-line basis over the vesting period of the grant consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net (loss) earnings and net (loss) earnings per share would have been reduced to the pro forma amounts indicated as follows:

-----------------------------------------------------------------------------------------------------------
                                                Fiscal 2000           Fiscal 1999          Fiscal 1998
-----------------------------------------------------------------------------------------------------------
Net (loss) earnings:
  (Loss)income before extraordinary items         $(57,365)            $24,450            $  (757)
   Extraordinary items                               2,054                   -                  -
-----------------------------------------------------------------------------------------------------------
   Net (loss) income                              $(55,311)            $24,450            $  (757)
-----------------------------------------------------------------------------------------------------------

(Loss)earnings per share - basic:
  (Loss)income before extraordinary items         $  (1.12)            $   .48            $  (.01)
   Extraordinary items                                 .04                   -                  -
-----------------------------------------------------------------------------------------------------------
   Net (loss) income                              $  (1.08)            $   .48            $  (.01)
-----------------------------------------------------------------------------------------------------------

(Loss)earnings per share - diluted:
  (Loss)income before extraordinary items         $  (1.12)            $   .48            $  (.01)
   Extraordinary items                                 .04                   -                  -
-----------------------------------------------------------------------------------------------------------
   Net (loss) income                              $  (1.08)            $   .48            $  (.01)
-----------------------------------------------------------------------------------------------------------


        The pro forma effects on net earnings for fiscal years 2000, 1999 and 1998 are not representative of the pro forma effect on net earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

        The fair value of each option granted during fiscal years 2000, 1999 and 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (i) dividend yield of 0.90%,0.78% and 0.70%, respectively, (ii) expected volatility of 40%, 34% and 35%,respectively, (iii) risk-free interest rate ranges of 5.8% to 6.7%, 5.0% to 6.5% and 4.0% to 5.7%, respectively, and (iv) ranges of expected lives of 4 years to 8 years for fiscal years 2000, 1999 and 1998.

NOTE 11 - CONTINGENCIES

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

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

          The estimated fair values of the Company's financial instruments are as follows:


                                                       February  3, 2001                            January 29, 2000
                                                   ------------------------                      ---------------------
                                                 Carrying           Estimated                Carrying          Estimated
                                                   Amount          Fair Value                  Amount         Fair Value
--------------------------------------------------------------------------------------------------------------------------
Assets:
   Cash and cash equivalents                    $   7,995           $   7,995                $  18,485           $  18,485
   Accounts receivable                             16,792              16,792                   17,281              17,281
Liabilities:
   Accounts payable                               204,755             204,755                  320,066             320,066
   Long-term debt including
    current maturities                            654,391             472,770                  612,851             489,824
   Zero coupon
    convertible
    subordinated notes                            158,555             148,525                  171,356             148,079
--------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, AND ACCOUNTS PAYABLE

        The carrying amounts approximate fair value because of the short maturity of these items.

LONG-TERM DEBT INCLUDING CURRENT MATURITIES AND ZERO COUPON CONVERTIBLE SUBORDINATED NOTES INCLUDING CURRENT MATURITIES

         Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

          The fair value estimates presented herein are based on pertinent information available to management as of February 3, 2001 and January 29, 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from amounts presented herein.


QUARTERLY FINANCIAL DATA (UNAUDITED)                               The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                    Net Earnings(Loss)    Net
                                               Earnings             Per Share Before    Earnings
                                   Operating (Loss) Before   Net     Extraordinary       (Loss)        Cash       Market Price
Year Ended        Total   Gross     Profit   Extraordinary Earnings  Gain (Loss)        Per Share      Dividends    Per Share
Feb. 3, 2001    Revenues  Profit    (Loss)   Gain (Loss)    (Loss)  Basic   Diluted   Basic   Diluted  Per Share  High      Low
-----------------------------------------------------------------------------------------------------------------------------------

1st Quarter     $614,809  $159,816  $19,501  $  4,407      $6,447   $ .09   $  .09    $  .13   $  .13  $.0675     $ 7 11/16  5 1/2
2nd Quarter      633,887   157,622   18,593     3,409       4,376     .07      .07       .09      .09   .0675       7 5/8    5 5/8
3rd Quarter      622,382    66,358  (82,571)  (62,271)    (63,209)  (1.22)   (1.22)    (1.24)   (1.24)  .0675       6 7/16   4 3/16
4th Quarter(1)   547,390   148,055   16,445     1,292       1,292     .03      .03       .03      .03   .0675       5 3/8    3 5/16
-----------------------------------------------------------------------------------------------------------------------------------

Year Ended
Jan. 29, 2000
-----------------------------------------------------------------------------------------------------------------------------------
1st Quarter     $598,316  $162,027  $29,040  $ 10,093     $10,093   $ .20   $  .20    $  .20   $  .20  $.0675      20 3/16  14 1/4
2nd Quarter      635,403   176,520   43,852    20,065      20,065     .40      .39       .40      .39   .0675      21 5/8   14 3/16
3rd Quarter      605,833   157,769   27,575     9,930       9,930     .20      .20       .20      .20   .0675      17 7/16  11 5/16
4th Quarter      554,981   126,719   (6,270)  (10,785)    (10,785)   (.21)    (.21)     (.21)    (.21)  .0675      13        7 1/8
-----------------------------------------------------------------------------------------------------------------------------------

(1) Included 14 weeks due to 53 week fiscal year


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

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a).                                                                Page
                                                                           ----

1. The following consolidated financial statements of The Pep Boys - Manny, Moe & Jack are included in Item 8.

    Independent Auditors' Report                                             25

    Consolidated Balance Sheets - February  3, 2001
    and January 29, 2000                                                     26

    Consolidated Statements of Operations - Years ended February  3, 2001,
    January 29, 2000 and January 30, 1999                                    27

    Consolidated Statements of Stockholders' Equity Years ended February
     3, 2001, January 29, 2000 and January 30, 1999                          28

    Consolidated Statements of Cash Flows - Years ended February  3, 2001,
    January  29, 2000, and January 30, 1999                                  29

    Notes to Consolidated Financial Statements                               30


2. The following consolidated financial statement schedule of The Pep Boys - Manny, Moe & Jack is included.

            Schedule II     Valuation and Qualifying Accounts and Reserves   51

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

(3.2)      By-Laws, as amended                                                  Incorporated by reference from
                                                                                the Registration Statement on
                                                                                Form S-3 (File No. 33-39225).

(3.3)      Amendment to By-Laws                                                 Incorporated by reference from
           (Declassification of Board of Directors)                             the Company's Form 10-K for the
                                                                                fiscal year ended January 29,
                                                                                2000.


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

(10.1)*    Medical Reimbursement Plan of                                        Incorporated by reference from
           the Company                                                          the Company's Form 10-K for the
                                                                                fiscal year ended January 31,
                                                                                1982.

(10.2)     Rights Agreement dated as of                                         Incorporated by reference from
           December 5, 1997 between the                                         the Company's Form 8-K dated
           Company and First Union                                              December 8, 1997.
           National Bank

(10.3)*    Directors' Deferred Compensation                                     Incorporated by reference from
           Plan, as amended                                                     the Company's Form 10-K for the
                                                                                fiscal year ended January 30,
                                                                                1988.

(10.4)     Dividend Reinvestment and Stock Purchase                             Incorporated by reference from
           Plan dated January 4, 1990                                           the Registration Statement on
                                                                                Form S-3 (File No. 33-32857).

(10.5)*    The Pep Boys - Manny, Moe &                                          Incorporated by reference from
           Jack Trust Agreement for the                                         the Company's Form 10-K for the
           Executive Supplemental Pension                                       fiscal year ended February 1,
           Plan and Certain Contingent                                          1992.
           Compensation Arrangements,
           dated as of February 13, 1992

(10.6)*    Amendment to the Executive                                           Incorporated by reference from
           Supplemental Pension Plan                                            the Company's Form 10-K for the
           (amended and restated effective                                      fiscal year ended February 1,
           January 1, 1988), dated as of                                        1992.
           February 13, 1992

(10.7)*    Consulting and Retirement                                            Incorporated by reference from
           Agreement by and between the                                         the Company's Form 10-K for the
           Company and Benjamin Strauss,                                        fiscal year ended February 1,
           dated as of February 2, 1992                                         1992.


(10.8)     Flexible Employee Benefits Trust                                     Incorporated by reference from
                                                                                the Company's Form 8-K dated May
                                                                                6, 1994.

(10.9)     Credit Agreement dated as of                                         Incorporated by reference from
           April 21, 1995 between the                                           the Company's Form 10-Q for the
           Company and The Chase Manhattan                                      quarter ended April 29, 1995.
           Bank (Agent)

(10.10)    Transaction Agreement, including                                     Incorporated by reference from
           amendments, among The Pep Boys -                                     the Company's Form 10-K for the
           Manny, Moe & Jack, State Street                                      year ended February 1, 1997.
           Bank and Trust Company (Trustee) and
           Citicorp Leasing, Inc., dated as of
           November 13, 1995

(10.11)    Master Lease, including amendments,                                  Incorporated by reference from
           between State Street Bank and Trust                                  the Company's Form 10-K for the
           Company (Trustee) and The Pep Boys - Manny,                          year ended February 1, 1997.
           Moe & Jack, dated as of November 13,
           1995

(10.12)    Master Lease, including amendments,                                   Incorporated by reference from
           between State Street Bank and Trust                                   the Company's Form 10-K for the
           Company (Trustee) and The Pep Boys - Manny,                           year ended January 31, 1998.
           Moe & Jack dated as of February 28,
           1997

(10.13)    Transaction Agreement, including                                      Incorporated by reference from
           amendments, between State Street                                      the Company's Form 10-K for the
           Bank and Trust Company (Trustee) and The                              year ended January 31, 1998.
           Pep Boys - Manny, Moe & Jack dated as
           of February 28, 1997

(10.14)    Amendment No. 1 to the Credit                                         Incorporated by reference from
           Agreement dated as of April 21, 1995                                  the Company's Form 10-K for the
           between the Company and The Chase                                     year ended January 31, 1998.
           Manhattan Bank (Agent)

(10.15)*   The Pep Boys - Manny, Moe & Jack                                      Incorporated by reference from
           Pension Plan                                                          the Company's Form 10-K for the
                                                                                 year ended January 31, 1998.

(10.16)*   The Pep Boys Savings Plan                                             Incorporated by reference from
                                                                                 the Company's Form 10-K for the
                                                                                 year ended January 31, 1998.


(10.17)*   The Pep Boys Savings Plan - Puerto Rico                               Incorporated by reference from
                                                                                 the Company's Form 10-K for the
                                                                                 year ended January 31, 1998.

(10.18)   Amendment No. 2 dated as of July 31,1998                               Incorporated by reference from
          to the Credit Agreement dated as of April                              the Company's Form 10-Q for the
          21, 1995 between the Company, the Banks                                quarter ended August 1, 1998.
          signatory thereto and The Chase Manhattan
          Bank (Agent)

(10.19)   Amendment to Transaction Agreement between                             Incorporated by reference from
          the Company and State Street Bank and Trust                            the Company's Form 10-Q for the
          Company (Trustee) dated as of February 28, 1997                        quarter ended August 1, 1998.


(10.20)   Amendment dated as of July 31, 1998 to Master                          Incorporated by reference from
          Lease between the Company and State Street                             the Company's Form 10-Q for the
          Bank and Trust Company (Trustee) dated as of                           quarter ended August 1, 1998.
          November 13, 1995

(10.21)   Amendment dated as of July 31, 1998 to Master                          Incorporated by reference from
          Lease between the Company and State Street                             the Company's Form 10-Q for the
          Bank and Trust Company (Trustee) dated as of                           quarter ended August 1, 1998.
          February 28, 1997

(10.22)   Amendment No. 3 dated as of October 31, 1998                           Incorporated by reference from
          to the Amended and Restated Credit Agreement                           the Company's Form 10-Q for the
          dated as of April 21, 1995 among the Company,                          quarter ended October 31, 1998.
          the Banks signatory thereto and The Chase
          Manhattan Bank, as Agent.

(10.23)   Third Amendment dated as of October 31, 1998                           Incorporated by reference from
          to Transaction Agreement between the Company and                       the Company's Form 10-Q for the
          State Street Bank and Trust Company (Trustee) dated                    quarter ended October 31, 1998.
          as of February 28, 1997.

(10.24)   Third Amendment dated as of October 31, 1998                           Incorporated by reference from
          to Master Lease between the Company and State                          the Company's Form 10-Q for the
          Street Bank and Trust Company (Trustee) dated as of                    quarter ended October 31, 1998.
          November 13, 1995.

(10.25)   Second Amendment dated as of October 31, 1998                          Incorporated by reference from
          to Master Lease between the Company and State                          the Company's Form 10-Q for the
          Street Bank and Trust Company (Trustee) dated as of                    quarter ended October 31, 1998.
          February 28, 1997.

(10.26)   Fourth Amendment dated as of October 31, 1998                          Incorporated by reference from
          to Transaction Agreement between the Company                           the Company's Form 10-Q for the
          and State Street Bank and Trust Company (Trustee)                      quarter ended October 31, 1998.
          dated as of November 13, 1995.

(10.27)*  Form of Employment Agreement dated as of                               Incorporated by reference from
          June 1998 between the Company and certain                              the Company's Form 10-Q for the
          officers of the Company.                                               quarter ended October 31, 1998.


                                       46


(10.28)*  Employment Agreement between Mitchell G. Leibovitz                     Incorporated by reference from
          and the Company dated as of June 3, 1998.                              the Company's Form 10-Q for the
                                                                                 quarter ended October 31, 1998.


(10.29)   Third Amendment dated as of January 21, 1999                           Incorporated by reference from
          to Master Lease between the Company and State                          the Company's Form 10-K for the
          Street Bank and Trust Company (Trustee) dated as of                    year ended January 30, 1999.
          February 28, 1997.

(10.30)   Fourth Amendment dated as of January 21, 1999                          Incorporated by reference from
          to Transaction Agreement between the Company                           the Company's Form 10-K for the
          and State Street Bank and Trust Company (Trustee)                      year ended January 30, 1999.
          dated as of February 28, 1997.


(10.31)   Fifth Amendment dated as of January 21, 1999                           Incorporated by reference from
          to Transaction Agreement between the Company                           the Company's Form 10-K for the
          and State Street Bank and Trust Company (Trustee)                      year ended January 30, 1999.
          dated as of November 13, 1995.

(10.32)   Fourth Amendment dated as of January 21, 1999                          Incorporated by reference from
          to Master Lease between the Company and State                          the Company's Form 10-K for the
          Street Bank and Trust Company (Trustee) dated                          year ended January 30, 1999.
          as of November 13, 1995.


(10.33)   Amendment No. 4 dated as of January 22, 1999                           Incorporated by reference from
          to the Amended and Restated Credit Agreement                           the Company's Form 10-K for the
          dated as of April 21, 1995 among the Company,                          year ended January 30, 1999.
          the Banks signatory thereto and The Chase
          Manhattan Bank, as Agent.


(10.34)   Note purchase agreement dated January 26, 1999                         The Company hereby agrees to
          relating to the sale of the Company's Series A                         file such document upon request
          and Series B Senior Notes used for the financing                       of the Securities and Exchange
          of the Company's self tender offer.                                    Commission.

(10.35)   The Pep Boys - Manny, Moe & Jack                                       Incorporated by reference from
          Annual Incentive Bonus Plan, as amended and restated.                  the Company's Form 10-K for the
                                                                                 year ended January 30, 1999.

(10.36)   Amendments to The Pep Boys Savings Plan                                Incorporated by reference from
                                                                                 the Company's Form 10-Q for the
                                                                                 quarter ended May 1, 1999.

(10.37)   Amendments to The Pep Boys Savings Plan - Puerto Rico                  Incorporated by reference from
                                                                                 the Company's Form 10-Q for the
                                                                                 quarter ended May 1, 1999.

(10.38)   Amendment No. 5 dated as of July 23, 1999                              Incorporated by reference from
          to the Amended and Restated Credit                                     the Company's Form 10-Q for the
          Agreement dated as of April 21, 1995 among                             quarter ended July 31, 1999.
          the Pep Boys - Manny, Moe & Jack, the Banks
          signatory thereto and the Chase Manhattan
          Bank, as Agent.

(10.39)*  The Pep Boys - Manny, Moe and Jack                                     Incorporated by reference from
          1999 Stock Incentive Plan - Amended                                    the Company's Form 10-Q for the
          and Restated as of August 31, 1999.                                    quarter ended October 30, 1999.

(10.40)   Amendment No. 6 and waiver dated as of July 28, 2000                   Incorporated by reference from
          to the amended and restated credit agreement dated                     the Company's Form 10-Q for the
          as of April 21, 1995 between the Company, the                          quarter ended July 29, 2000.
          guarantors signatory thereto, the banks signatory
          thereto and The Chase Manhattan Bank, as agent.

(10.41)   Amendment and waiver dated as of August 10, 2000 to                    Incorporated by reference from
          Master Lease between the Company and State Street                      the Company's Form 10-Q for the
          Bank and Trust Company dated as of November 13, 1995.                  quarter ended July 29, 2000.

(10.42)   Amendment and waiver dated as of August 10, 2000 to                    Incorporated by reference from
          Master Lease between the Company and State Street                      the Company's Form 10-Q for the
          Bank and Trust Company dated as of February 28, 1997.                  quarter ended July 29, 2000.

(10.43)   Loan and Security Agreement between the Company and                    Incorporated by reference from
          Congress Financial Corporation dated September 22, 2000.               the Company's Form 8-K filed
                                                                                 October 18, 2000.

(10.44)   Participation Agreement between the Company and                        Incorporated by reference from
          The State Street Bank and Trust (Trustee) dated                        the Company's Form 8-K filed
          September 22, 2000.                                                    October 18, 2000.

(10.45)   Master Lease Agreement between the Company and                         Incorporated by reference from
          The State Street Bank and Trust (Trustee) dated                        the Company's Form 8-K filed
          September 22, 2000.                                                    October 18, 2000.

(10.46)*  The Pep Boys - Manny, Moe and Jack
          1990 Stock Incentive Plan - Amended
          and Restated as of March 26, 2001.

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



                                           THE PEP BOYS - MANNY, MOE & JACK
                                                      (Registrant)




Dated: May 4, 2001                         by: /s/ George Babich Jr.
       --------------                          ---------------------
                                               George Babich Jr.
                                               Executive Vice President and
                                               Chief Financial Officer

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


SIGNATURE                                                     CAPACITY                                      DATE
----------                                                    --------                                      ----

/s/ Mitchell G. Leibovitz                                     Chairman of the Board, President           May 4, 2001
Mitchell G. Leibovitz                                         and Chief Executive Officer
                                                              (Principal Executive Officer)

/s/ George Babich Jr.                                         Executive Vice President -                 May 4, 2001
George Babich Jr.                                             Chief Financial Officer
                                                              (Principal Financial and
                                                              Accounting Officer)

/s/ Lennox K. Black                                           Director                                   May 4, 2001
Lennox K. Black


/s/ Bernard J. Korman                                         Director                                   May 4, 2001
Bernard J. Korman


/s/ J. Richard Leaman, Jr.                                    Director                                   May 4, 2001
J. Richard Leaman, Jr.


/s/ Malcolmn D. Pryor                                         Director                                   May 4, 2001
Malcolmn D. Pryor


/s/ Lester Rosenfeld                                          Director                                   May 4, 2001
Lester Rosenfeld


/s/ Benjamin Strauss                                          Director                                   May 4, 2001
Benjamin Strauss


/s/ Myles H. Tanenbaum                                        Director                                   May 4, 2001
Myles H. Tanenbaum



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
Descriptions                               Period            Expenses        Accounts         Deductions*        Period
----------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended February 3, 2001                 $826               $1,859        $  -              $2,046             $639
----------------------------------------------------------------------------------------------------------------------------
Year Ended January 29, 2000                 $996               $3,254        $  -              $3,424             $826
----------------------------------------------------------------------------------------------------------------------------
Year Ended January 30, 1999                 $265               $1,643        $  -                $912             $996
----------------------------------------------------------------------------------------------------------------------------

*Uncollectible accounts written off.

INDEX TO EXHIBITS
Index of Financial Statements, Financial Statement Schedule and Exhibits

                                                                          Page
                                                                          ----

1. The following consolidated financial statements of The Pep Boys - Manny, Moe & Jack are included in Item 8.

     Independent Auditors' Report                                          25

     Consolidated Balance Sheets - February  3, 2001
     and January 29, 2000                                                  26

     Consolidated Statements of Operations- Years ended February  3,
     2001, January 29, 2000 and January 30, 1999                           27

     Consolidated Statements of Stockholders' Equity Years ended
     February 3, 2001, January 29, 2000 and January 30, 1999               28

     Consolidated Statements of Cash Flows - Years ended February  3,
     2001, January 29, 2000 and January 30, 1999                           29

     Notes to Consolidated Financial Statements                            30


2. The following consolidated financial statement schedule of The Pep Boys - Manny, Moe & Jack is included.

               Schedule II    Valuation and Qualifying Accounts and Reserves

     All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

3.   Exhibits

      (10.46) The Pep Boys - Manny, Moe and Jack
              1990 Stock Incentive Plan - Amended
              and Restated as of March 26, 2001.

      (11)    Computation of Earnings per Share

      (12)    Computation of Ratio of Earnings to Fixed Charges

      (21)    Subsidiaries of the Company

      (23)    Independent Auditors' Consent