Form 10-Q
period 2001-05-05
PEP BOYS MANNY MOE & JACK
filed 2001-06-19
CIK 77449

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended May 5, 2001

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


As of June 2, 2001 there were 51,399,517 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------
Index                                                         Page
-------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            May 5, 2001 and February 3, 2001                    3

            Consolidated Statements of Earnings -
            Thirteen weeks ended May 5, 2001
            and April 29, 2000                                  4

            Condensed Consolidated Statements of
            Cash Flows - Thirteen weeks ended
            May 5, 2001 and April 29, 2000                      5

            Notes to Condensed Consolidated
            Financial Statements                              6-8

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                         9-12

Item 3.   Quantitative and Qualitative Disclosures             13
              About Market Risk



PART II - OTHER INFORMATION
---------------------------

    Item 1.    Legal Proceedings                               14

    Item 2.    Changes in Securities and Use of Proceeds       14

    Item 3.    Defaults Upon Senior Securities                 14

    Item 4.    Submission of Matters to a Vote of
               Security Holders                                14

    Item 5.    Other Information                               14

    Item 6.    Exhibits and Reports on Form 8-K                14



SIGNATURE PAGE                                                 15

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Condensed Consolidated Financial Statements (Unaudited)

                              THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                            (dollar amounts in thousands, except per share amounts)

                                                                     May 5, 2001       Feb. 3, 2001*
                                                                   -------------       -------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash and cash equivalents...................................       $   20,779          $    7,995
   Accounts receivable, net....................................           16,750              16,792
   Merchandise inventories.....................................          535,252             547,735
   Prepaid expenses............................................           25,102              28,705
   Deferred income taxes.......................................           25,409              25,409
   Other.......................................................           45,945              50,401
   Assets held for disposal....................................           22,229              22,629
                                                                   -------------       -------------
      Total Current Assets.....................................          691,466             699,666

 Property and Equipment-at cost:
   Land........................................................          278,038             278,017
   Building and improvements...................................          918,923             918,031
   Furniture, fixtures and equipment...........................          617,582             618,959
   Construction in progress....................................           15,750              15,032
                                                                    ------------       -------------
                                                                       1,830,293           1,830,039
   Less accumulated depreciation and amortization..............          656,114             635,804
                                                                   -------------       -------------
      Total Property and Equipment.............................        1,174,179           1,194,235

 Other.........................................................           14,532              12,303
                                                                   -------------       -------------
Total Assets...................................................       $1,880,177          $1,906,204
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable............................................       $  218.215          $  204,755
   Accrued expenses............................................          237,567             226,952
   Current maturities of convertible debt......................          160,128             158,555
   Current maturities of long-term debt........................              200                 197
                                                                   -------------       -------------
      Total Current Liabilities................................          616,110             590,459

 Long-term debt, less current maturities.......................          596,454             654,194
 Deferred income taxes.........................................           66,192              66,192
 Deferred gain on sale leaseback...............................              650                 593
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares; Issued 63,910,577 shares....           63,911              63,911
   Additional paid-in capital..................................          177,244             177,244
   Retained earnings...........................................          586,400             581,668
                                                                   -------------        ------------
                                                                         827,555             822,823
   Less:
   Shares in treasury - 10,375,790
     and 10,454,644 shares, at cost............................          167,520             168,793
   Shares in benefits trust - 2,195,270 shares, at cost........           59,264              59,264
                                                                   -------------        ------------
      Total Stockholders' Equity...............................          600,771             594,766
                                                                   -------------        ------------
Total Liabilities and Stockholders' Equity.....................       $1,880,177          $1,906,204
                                                                   =============        ============

 See notes to condensed consolidated financial statements.

*Taken from the audited financial statements at Feb. 3, 2001.


                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF EARNINGS
                       (dollar amounts in thousands, except per share amounts)
                                              UNAUDITED

                                                               Thirteen weeks ended
                                                         -------------------------------
                                                            May 5, 2001    April 29, 2000
                                                         --------------     -------------
Merchandise Sales....................................        $442,909           $497,720
Service Revenue......................................         108,474            117,089
                                                         -------------      -------------
Total Revenues.......................................         551,383            614,809

Costs of Merchandise Sales...........................         316,049            359,508
Costs of Service Revenue.............................          79,797             95,485
                                                         -------------      -------------
Total Costs of Revenues..............................         395,846            454,993

Gross Profit from Merchandise Sales..................         126,860            138,212
Gross Profit from Service Revenue....................          28,677             21,604
                                                         -------------      -------------
Total Gross Profit...................................         155,537            159,816

Selling, General and Administrative Expenses.........         128,498            140,315
                                                         -------------      -------------
Operating Profit.....................................          27,039             19,501
Nonoperating Income..................................             817                490
Interest Expense.....................................          13,512             13,104
                                                         -------------      -------------
Earnings Before Income Taxes.........................          14,344              6,887

Income Taxes.........................................           5,236              2,480
                                                         -------------      -------------
Net Earnings Before Extraordinary Item...............           9,108              4,407
Extraordinary Item, Net of Tax.......................               -              2,040
                                                         -------------      -------------
Net Earnings.........................................           9,108              6,447


Retained Earnings, beginning of period...............         581,668            649,487
Cash Dividends.......................................           3,460              3,442
Effect of Shares Repurchased from Benefits Trust.....             916                575
                                                         -------------      -------------
Retained Earnings, end of period.....................        $586,400           $651,917
                                                         =============      =============
Basic Earnings per Share:
  Before Extraordinary item..........................        $    .18           $    .09
  Extraordinary item, net of tax.....................               -                .04
                                                         -------------      -------------
Basic Earnings per Share.............................        $    .18           $    .13
                                                         =============      =============
Diluted Earnings per Share:
  Before Extraordinary item..........................        $    .18           $    .09
  Extraordinary item, net of tax.....................               -                .04
                                                         -------------      -------------
Diluted Earnings per Share...........................        $    .18           $    .13
                                                         =============      =============
Cash Dividends per Share.............................        $  .0675           $  .0675
                                                         =============      =============

See notes to condensed consolidated financial statements.

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                             UNAUDITED
                                                                                      Thirteen weeks ended
                                                                            ----------------------------------
                                                                               May 5, 2001      April 29, 2000
                                                                            --------------      --------------
Cash Flows from Operating Activities:
     Net earnings....................................................           $   9,108           $   6,447
     Adjustments to Reconcile Net Earnings to Net Cash
       Provided by Operating Activities:
        Extraordinary item, net of tax...............................                   -              (2,040)
        Depreciation and amortization................................              22,022              25,096
        Accretion of bond discount...................................               1,573               1,687
        Gain from sales of assets....................................                (434)             (1,328)
     Changes in operating assets and liabilities:
        Decrease in accounts receivable, prepaid expenses
           and other.................................................               5,872              18,925
        Decrease (Increase) in merchandise inventories...............              12,483             (40,856)
        Increase in accounts payable.................................              13,460               5,276
        Increase in accrued expenses.................................              10,615               4,716
                                                                             -------------       -------------
     Net Cash Provided by Operating Activities.......................              74,699              17,923


Cash Flows from Investing Activities:
     Capital expenditures............................................              (3,931)            (16,497)
     Proceeds from sales of assets...................................               2,856               1,934
                                                                             -------------       -------------
     Net Cash Used in Investing Activities...........................              (1,075)            (14,563)

Cash Flows from Financing Activities:
     Net (payments) borrowings under line of credit agreements.......             (57,737)              4,955
     Short-term borrowings...........................................                   -              13,000
     Dividends paid..................................................              (3,460)             (3,442)
     Early extinguishment of debt....................................                   -             (17,186)
     Proceeds from dividend reinvestment plan........................                 357                 349
                                                                             -------------       -------------
     Net Cash Used in Financing Activities...........................             (60,840)             (2,324)
                                                                             -------------       -------------
Net Increase in Cash.................................................              12,784               1,036
Cash at Beginning of Period..........................................               7,995              18,485
                                                                             -------------       -------------
Cash at End of Period................................................           $  20,779           $  19,521
                                                                             =============       =============

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of May 5, 2001, the consolidated statements of earnings for the thirteen week periods ended May 5, 2001 and April 29, 2000 and the consolidated statements of cash flows for the thirteen week periods ended May 5, 2001 and April 29, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at May 5, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 3, 2001 annual report to shareholders. The results of operations for the thirteen week period ended May 5, 2001 are not necessarily indicative of the operating results for the full year.

NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, inventories would have been approximately the same at both May 5, 2001 and February 3, 2001.

NOTE 3. Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has adopted this statement in the first quarter of fiscal 2001 with no material effect on the Company's financial statements.

NOTE 4.  Profit Enhancement Plan

In the third quarter 2000, the Company performed a comprehensive review of its field, distribution, and store support center infrastructure as well as the performance of each store. As a result of this review, the Company implemented a number of changes that it believes will improve its performance. These changes included the closure of 38 underperforming stores and two distribution centers, a decrease of store operating hours and a reduction in the store support center infrastructure. The Company recorded charges to earnings associated with this plan for fiscal year 2001 as follows:


(dollar amounts                    Non-Reservable   Total
in thousands)                        Expense        Expense
Income Statement       Reserve      Incurred in     Period Ended
Classification         Adjustments  Fiscal 2001     May. 5, 2001
----------------------------------------------------------------
Costs of
   Merchandise Sold    $453         $484           $  937

Costs of
   Service Revenue       89            -               89

Selling, General and
   Administrative        13           28               41
----------------------------------------------------------------
Total Expenses         $555         $512           $1,067
----------------------------------------------------------------

The expense incurred in the first quarter of fiscal 2001 for non-reservable items were primarily related to the completion of the exit from the Tracy distribution center including hauling and payroll expenses related to the transportation of inventory and equipment. The balance of the additional expense incurred was due primarily to reserve adjustments related to increases in estimated time to sublease the properties coupled with a change in a sales price estimate offset, in part, by an increase in anticipated sublease income.

As of February 3, 2001, the number of employees to be separated was approximately 1,000 of which 97% of these employees had left their positions. The remaining employees left the Company by the end of first quarter 2001. The 1,000 employees were composed of 76% store employees, 13% distribution employees, and 11% store support center and field administrative employees. The total severance paid in connection with the Profit Enhancement Plan was $1,280,000.

At the end of the third quarter 2000, the Company set up a reserve liability account which is included in accrued liabilities on the Consolidated Balance Sheet. This liability account tracks all accruals including remaining rent on leases net of sublease income, severance, and on-going expenses for the closed facilities. The following chart reconciles the change in reserve from fiscal year-end February 3, 2001 through the period ended May 5, 2001.

(dollar amounts             Lease          Fixed                               On-Going
   in thousands)           Expenses        Assets           Severance          Expenses           Total
-------------------------------------------------------------------------------------------------------------
Reserve Balance at
   February 3, 2001        $ 7,054        $      -           $   209            $ 2,960          $ 10,223
-------------------------------------------------------------------------------------------------------------
Addition(1)                    325             400                 -                380             1,105
-------------------------------------------------------------------------------------------------------------
Utilization                 (1,375)           (400)              (67)              (914)           (2,756)
-------------------------------------------------------------------------------------------------------------
Adjustments(2)                (498)              -               (52)                 -              (550)
-------------------------------------------------------------------------------------------------------------
Reserve Balance at
   May 5, 2001             $ 5,506        $      -           $    90            $ 2,426          $  8,022
-------------------------------------------------------------------------------------------------------------

(1) The additions in fiscal 2001 are related to the reevaluation of the sales price of certain properties held for sale to a lower amount and an increase in the estimated on-going and lease expense costs due to an increase in the estimated time to sublease other of the Company's properties.

(2)  The adjustments in fiscal 2001 are related to an increase in the estimated sublease income the Company anticipates receiving for its rental properties and reduction in the amount of estimated severance.


NOTE 5.  Net Earnings Per Share

                                                              Thirteen weeks ended
(in thousands, except per share data)                   ----------------------------------
                                                           May 5, 2001      April 29, 2000
                                                        --------------      --------------
(a)  Net earnings before extraordinary item...........         $ 9,108             $ 4,407
-------------------------------------------------------------------------------------------

(b)  Average number of common shares outstanding
       during the period..............................          51,266              50,998

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price........              -                    3
-------------------------------------------------------------------------------------------
(c)  Average number of common shares assumed
       outstanding during the period..................          51,266              51,001
-------------------------------------------------------------------------------------------
Basic Earinings per Share:
     Before Extraordinary Item (a/b)..................         $   .18             $   .09
     Extraordinary Item...............................               -                 .04
-------------------------------------------------------------------------------------------
Basic Earnings per Share                                       $   .18             $   .13
-------------------------------------------------------------------------------------------
Diluted Earnings per Share:
     Before Extraordinary Item (a/c)..................         $   .18             $   .09
     Extraordinary Item...............................               -                 .04
-------------------------------------------------------------------------------------------
Diluted Earnings per Share                                     $   .18             $   .13
-------------------------------------------------------------------------------------------

Adjustments for convertible securities were antidilutive during the thirteen week periods ended May 5, 2001 and April 29, 2000 and therefore excluded from the computation of diluted EPS; however, these securities could potentially be dilutive in the future. Options to purchase 6,570,557 and 5,238,272 shares of common stock were outstanding at May 5, 2001 and April 29, 2000, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES - May 5, 2001
------------------------------------------------

The Company's cash requirements arise principally from the capital expenditures related to existing stores, offices and warehouses, the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. During the first quarter of 2001, the Company invested $3,931,000 in property and equipment while net inventory (net inventory includes the change in inventory less the change in accounts payable) decreased $25,943,000. Working capital decreased from $109,207,000 at February 3, 2001 to $75,356,000 at May 5, 2001. At May 5, 2001, the Company had stockholders' equity of $600,771,000 and long-term debt of $596,454,000. The Company's long-term debt was 50% of its total capitalization at May 5, 2001 and 52% at February 3, 2001. As of May 5, 2001, the Company had available lines of credit totaling $112,544,000.

The Company plans to open two new Supercenters during the balance of the current fiscal year. Management estimates the costs of opening the two Supercenters, coupled with capital expenditures relating to existing stores, warehouses and offices during fiscal 2001, will be approximately $31,000,000. The Company anticipates that its net cash provided by operating activities and its existing lines of credit will exceed its principal cash requirements for capital expenditures and net inventory in fiscal 2001.

In September 2000, the Company reclassed the zero coupon convertible
Liquid Yield Option Notes (LYONs), which have a put option in September 2001 at the option of the holder, to current liabilities on the Consolidated
Balance Sheet. In May 2001 after the end of the first quarter, the Company repurchased $77,600,000 face value of these LYONs with cash from operations for $649 per LYON. The Company expects to repurchase the remaining notes, which will have a value of $110,302,000, with cash from operating activities coupled with the proceeds from the sale of assets held for disposal, its existing lines of credit, and additional financing the Company anticipates obtaining in the second quarter of 2001. The Company has obtained a portion of this financing, with the completion of a sale leaseback transaction, early in the second quarter of 2001 and has received a commitment letter for a term loan facility necessary to complete the additional financing required in its debt extinguishment plan. In the event that the Company does not secure the remaining financing, the Company has the option to redeem the LYONs with issuance of common stock. The final number of shares issued would be determined at the time of issuance based upon any cash shortfall and the then current stock price.


PROFIT ENHANCEMENT PLAN
-----------------------

In the third quarter 2000, the Company performed a comprehensive review of its field, distribution, and store support center infrastructure as well as the performance of each store. As a result of this review, the Company implemented a number of changes that it believes will improve its performance. These changes included the closure of 38 underperforming stores and two distribution centers, a decrease of store operating hours and a reduction in the store support center infrastructure. The Company recorded charges to earnings associated with this plan for fiscal year 2001 as follows:


(dollar amounts                    Non-Reservable   Total
in thousands)                        Expense        Expense
Income Statement       Reserve      Incurred in     Period Ended
Classification         Adjustments  Fiscal 2001     May. 5, 2001
----------------------------------------------------------------
Costs of
   Merchandise Sold    $453         $484           $  937

Costs of
   Service Revenue       89            -               89

Selling, General and
   Administrative        13           28               41
----------------------------------------------------------------
Total Expenses         $555         $512           $1,067
----------------------------------------------------------------

The expense incurred in the first quarter of fiscal 2001 for non-reservable items were primarily related to the completion of the exit from the Tracy distribution center including hauling and payroll expenses related to the transportation of inventory and equipment. The balance of the additional expense incurred was due primarily to reserve adjustments related to increases in estimated time to sublease the properties coupled with a change in a sales price estimate offset, in part, by an increase in anticipated sublease income.

As of February 3, 2001, the number of employees to be separated was approximately 1,000 of which 97% of these employees had left their positions. The remaining employees left the Company by the end of first quarter 2001. The 1,000 employees were composed of 76% store employees, 13% distribution employees, and 11% store support center and field administrative employees. The total severance paid in connection with the Profit Enhancement Plan was $1,280,000.

At the end of the third quarter 2000, the Company set up a reserve liability account which is included in accrued liabilities on the Consolidated Balance Sheet. This liability account tracks all accruals including remaining rent on leases net of sublease income, severance, and on-going expenses for the closed facilities. The following chart reconciles the change in reserve from fiscal year-end February 3, 2001 through the period ended May 5, 2001.

(dollar amounts             Lease          Fixed                               On-Going
   in thousands)           Expenses        Assets           Severance          Expenses           Total
-------------------------------------------------------------------------------------------------------------
Reserve Balance at
   February 3, 2001        $ 7,054        $      -           $   209            $ 2,960          $ 10,223
-------------------------------------------------------------------------------------------------------------
Addition(1)                    325             400                 -                380             1,105
-------------------------------------------------------------------------------------------------------------
Utilization                 (1,375)           (400)              (67)              (914)           (2,756)
-------------------------------------------------------------------------------------------------------------
Adjustments(2)                (498)              -               (52)                 -              (550)
-------------------------------------------------------------------------------------------------------------
Reserve Balance at
   May 5, 2001             $ 5,506        $      -           $    90            $ 2,426          $  8,022
-------------------------------------------------------------------------------------------------------------

(1) The additions in fiscal 2001 are related to the reevaluation of the sales price of certain properties held for sale to a lower amount and an increase in the estimated on-going and lease expense costs due to an increase in the estimated time to sublease other of the Company's properties.

(2)  The adjustments in fiscal 2001 are related to an increase in the estimated sublease income the Company anticipates receiving for its rental properties and reduction in the amount of estimated severance.

                                      10


Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                      May 5, 2001        April 29, 2000      Fiscal 2001 vs.
                                                         (Fiscal 2001)       (Fiscal 2000)        Fiscal 2000
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         80.3%               81.0%              (11.0)%
Service Revenue (1)...................................         19.7                19.0                (7.4)
                                                              ------              ------             -------
Total Revenues........................................        100.0               100.0               (10.3)

Costs of Merchandise Sales (2)........................         71.4 (3)            72.2 (3)           (12.1)
Costs of Service Revenue (2)..........................         73.6 (3)            81.5 (3)           (16.4)
                                                              ------              ------             -------
Total Costs of Revenues...............................         71.8                74.0               (13.0)

Gross Profit from Merchandise Sales...................         28.6 (3)            27.8 (3)            (8.2)
Gross Profit from Service Revenue.....................         26.4 (3)            18.5 (3)            32.7
                                                              ------              ------             -------
Total Gross Profit....................................         28.2                26.0                (2.7)

Selling, General and Administrative Expenses..........         23.3                22.8                (8.4)
                                                              ------              ------             -------
Operating Profit......................................          4.9                 3.2                38.7

Nonoperating Income...................................           .2                  .1                66.7
Interest Expense......................................          2.5                 2.1                 3.1
                                                              ------              ------             -------
Earnings Before Income Taxes..........................          2.6                 1.2               108.3

Income Taxes..........................................         36.5 (4)            36.0 (4)           111.1
                                                              ------              ------             -------
Net Earnings Before Extraordinary Item................          1.7                  .7               106.7
Extraordinary Item, Net of Tax........................            -                  .3              (100.0)
                                                              ------              ------             -------
Net Earnings                                                    1.7                 1.0                41.3
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

Thirteen Weeks Ended May 5, 2001 vs. Thirteen Weeks Ended April 29, 2000
------------------------------------------------------------------------

Total revenues for the first quarter decreased 10.3% as the total number of stores decreased from 663 in 2000 to 628 in 2001. Comparable store revenues decreased 7.6% (revenues generated by stores in operation during the same period) as comparable merchandise sales and comparable store service revenue decreased 8.5% and 4.0%, respectively.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, due primarily to higher merchandise margins coupled with a decrease in warehousing costs, offset in part by higher store occupancy costs and costs related to the Profit Enhancement Plan.

Gross profit from service revenue increased, as a percentage of service revenue, due primarily to a decrease in service payroll.

Selling, general and administrative expenses increased, as a percentage of total revenues, due primarily to an increase in media expenses coupled with an increase in employee benefit costs.

Interest expense increased, as a percentage of total revenues, due primarily to higher average interest rates on the Company's borrowings.

Net earnings increased, as a percentage of total revenues, due primarily to increases in both gross profit from service revenue and merchandise sales, as a percentage of service revenue and merchandise sales, respectively. These increases were offset, in part, by an increase in selling, general and administrative expenses and interest expense, as a percentage of total revenues and the first quarter of 2001 not including an extraordinary gain similar to the one that was recorded in the first quarter of 2000.

NEW ACCOUNTING STANDARDS
------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has adopted this statement in the first quarter of fiscal 2001 with no material effect on the Company's financial statements.


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement, changes in the lenders' prime rate or LIBOR could affect the rates at which the Company could borrow funds thereunder. At May 5, 2001, the Company had outstanding borrowings of $70,029,000 against these credit facilities. There have been no material changes to the market risk disclosures as reported in the Company's Form 10-K for the fiscal year ended February 3, 2001.

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


                                  THE PEP BOYS - MANNY, MOE & JACK
                                  --------------------------------
                                                      (Registrant)

Date: June 19, 2001                      By: /s/ George Babich Jr.
      -----------------------            -------------------------

                                                 George Babich Jr.
                                           Executive Vice President &
                                           Chief Financial Officer

INDEX TO EXHIBITS
-----------------

  (11)     Computations of Earnings Per Share