Form 10-Q
period 2001-08-04
PEP BOYS MANNY MOE & JACK
filed 2001-09-18
CIK 77449

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended August 4, 2001

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


As of September 1, 2001 there were 51,373,602 shares of the registrant's Common Stock outstanding.

---------------------------------------------------------------------------
Index                                                              Page
---------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION:


    Item 1.   Condensed Consolidated
              Financial Statements (Unaudited)

                  Consolidated Balance Sheets -
                  August 4, 2001 and February 3, 2001                 3

                  Consolidated Statements of Earnings -
                  Thirteen and Twenty-six weeks ended
                  August 4, 2001 and July 29, 2000                    4

                  Consolidated Statements of Cash Flows -
                  Twenty-six weeks ended August 4, 2001
                  and July 29, 2000                                   5

                  Notes to Condensed Consolidated
                  Financial Statements                             6-11

    Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                          12-21


    Item 3.   Quantitative and Qualitative Disclosures               22
              About Market Risk


PART II - OTHER INFORMATION:


    Item 1.   Legal Proceedings                                      23

    Item 2.   Changes in Securities and Use of Proceeds              23

    Item 3.   Defaults Upon Senior Securities                        23

    Item 4.   Submission of Matters to a Vote of
              Security Holders                                       23

    Item 5.   Other Information                                      24

    Item 6.   Exhibits and Reports on Form 8-K                       24


SIGNATURE PAGE                                                       25

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Condensed Consolidated Financial Statements (Unaudited)

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                       (dollar amounts in thousands, except per share amounts)

                                                                    Aug. 4, 2001        Feb. 3, 2001*
                                                                   -------------       -------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash and cash equivalents..................................        $  103,311          $    7,995
   Accounts receivable, net...................................            19,358              16,792
   Merchandise inventories....................................           530,748             547,735
   Prepaid expenses...........................................            23,675              28,705
   Deferred income taxes......................................            25,409              25,409
   Other......................................................            41,615              50,401
   Assets held for disposal...................................            20,112              22,629
                                                                   -------------       -------------
      Total Current Assets....................................           764,228             699,666

 Property and Equipment - at cost:
   Land.......................................................           278,971             278,017
   Building and improvements..................................           918,025             918,031
   Furniture, fixtures and equipment..........................           579,483             618,959
   Construction in progress...................................             9,982              15,032
                                                                    ------------       -------------
                                                                       1,786,461           1,830,039
   Less accumulated depreciation and amortization.............           643,615             635,804
                                                                   -------------       -------------
      Total Property and Equipment............................         1,142,846           1,194,235

 Other........................................................            14,924              12,303
                                                                   -------------       -------------
Total Assets..................................................        $1,921,998          $1,906,204
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable...........................................        $  243,200          $  204,755
   Accrued expenses...........................................           235,929             226,952
   Current maturities of convertible debt.....................           107,741             158,555
   Current maturities of long-term debt.......................            31,704                 197
                                                                   -------------       -------------
      Total Current Liabilities...............................           618,574             590,459

 Long-Term Debt, less current maturities......................           622,573             654,194
 Deferred income taxes........................................            66,192              66,192
 Deferred gain on sale leaseback..............................             4,464                 593
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares; Issued 63,910,577..........            63,911              63,911
   Additional paid-in capital.................................           177,244             177,244
   Retained earnings..........................................           595,322             581,668
                                                                   -------------        ------------
                                                                         836,477             822,823

   Less shares in treasury - 10,344,705 and
    10,454,644 shares, at cost................................           167,018             168,793
   Less shares in benefits trust - 2,195,270 shares, at cost..            59,264              59,264
                                                                   -------------        ------------
      Total Stockholders' Equity..............................           610,195             594,766
                                                                   -------------        ------------
Total Liabilities and Stockholders' Equity....................        $1,921,998          $1,906,204
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


                                           THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                        (dollar amounts in thousands, except per share amounts)
                                                               (Unaudited)

                                                               Thirteen weeks ended               Twenty-six weeks ended
                                                         --------------------------------    ---------------------------------
                                                          Aug. 4, 2001       July 29, 2000    Aug. 4, 2001       July 29, 2000
                                                         --------------     --------------   --------------     --------------
Merchandise Sales....................................        $463,333           $516,763       $  906,242         $1,014,483
Service Revenue......................................         109,541            117,124          218,015            234,213
                                                         --------------     --------------   --------------     --------------
Total Revenues.......................................         572,874            633,887        1,124,257          1,248,696

Costs of Merchandise Sales...........................         326,742            378,145          642,791            737,653
Costs of Service Revenue.............................          82,028             98,120          161,825            193,605
                                                         --------------     --------------   --------------     --------------
Total Costs of Revenues..............................         408,770            476,265          804,616            931,258

Gross Profit from Merchandise Sales..................         136,591            138,618          263,451            276,830
Gross Profit from Service Revenue....................          27,513             19,004           56,190             40,608
                                                         --------------     --------------   --------------     --------------
Total Gross Profit...................................         164,104            157,622          319,641            317,438

Selling, General and Administrative Expenses.........         132,140            139,029          260,638            279,344
                                                         --------------     --------------   --------------     --------------
Operating Profit.....................................          31,964             18,593           59,003             38,094
Nonoperating Income..................................           1,075                535            1,892              1,025
Interest Expense.....................................          13,694             13,802           27,206             26,906
                                                         --------------     --------------   --------------     --------------
Earnings Before Income Taxes.........................          19,345              5,326           33,689             12,213

Income Taxes.........................................           7,060              1,917           12,296              4,397
                                                         --------------     --------------   --------------     --------------
Net Earnings Before Extraordinary Item...............          12,285              3,409           21,393              7,816
Extraordinary Item, Net of Tax.......................             234                967              234              3,007
                                                         --------------     --------------   --------------     --------------
Net Earnings.........................................          12,519              4,376           21,627             10,823

Retained Earnings, beginning of period...............         586,400            651,917          581,668            649,487
Cash Dividends.......................................           3,466              3,446            6,926              6,888
Effect of Stock Option Exercise......................              48                  -               48                  -
Dividend Reinvestment Plan...........................              83                576              999              1,151
                                                         --------------     --------------   --------------     --------------
Retained Earnings, end of period.....................        $595,322           $652,271         $595,322           $652,271
                                                         ==============     ==============   ==============     ==============
Basic Earnings per Share:
  Before Extraordinary Item..........................        $    .24           $    .07         $    .42           $    .15
  Extraordinary Item, Net of Tax.....................               -                .02                -                .06
                                                         -------------      -------------    -------------      -------------
Basic Earnings per Share.............................        $    .24           $    .09         $    .42           $    .21
                                                         =============      =============    =============      =============
Diluted Earnings per Share:
  Before Extraordinary Item..........................        $    .24           $    .07         $    .42           $    .15
  Extraordinary Item, Net of Tax.....................               -                .02                -                .06
                                                         -------------      -------------    -------------      -------------
Diluted Earnings per Share...........................        $    .24           $    .09         $    .42           $    .21
                                                         =============      =============    =============      =============
Cash Dividends per Share.............................        $  .0675           $  .0675         $  .1350           $  .1350
                                                         =============      =============    =============      =============

See notes to condensed consolidated financial statements.

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                            (Unaudited)
                                                                                   Twenty-six weeks ended
                                                                            ----------------------------------
                                                                             Aug. 4, 2001        July 29, 2000
                                                                            --------------      --------------
Cash Flows from Operating Activities:
     Net earnings....................................................           $  21,627           $  10,823
     Adjustments to Reconcile Net Earnings to Net Cash
       Provided by Operating Activities:
        Extraordinary item, net of tax...............................                (234)             (3,007)
        Depreciation and amortization................................              43,271              50,531
        Increase in deferred income taxes............................                   -                (109)
        Accretion of bond discount...................................               2,709               3,201
        Gain from sale of assets.....................................              (1,631)             (1,262)
     Changes in operating assets and liabilities:
        Decrease in accounts receivable, prepaid expenses
           and other.................................................              10,592              25,956
        Decrease (Increase) in merchandise inventories...............              16,987             (23,098)
        Increase (Decrease) in accounts payable......................              38,445             (33,754)
        Increase (Decrease) in accrued expenses......................               8,977              (5,451)
                                                                             -------------       -------------
     Net Cash Provided by Operating Activities.......................             140,743              23,830

Cash Flows from Investing Activities:
     Capital expenditures............................................              (8,455)            (33,626)
     Proceeds from sales of assets...................................              24,592               2,093
                                                                             -------------       -------------
     Net Cash Provided by (Used in) Investing Activities.............              16,137             (31,533)

Cash Flows from Financing Activities:
     Net (payments) borrowings under line of credit agreements.......             (87,393)             19,910
     Short-term borrowings...........................................                   -              12,000
     Reduction of long-term debt.....................................              (2,721)             (5,027)
     Reduction of convertible debt...................................             (52,774)            (17,186)
     Net proceeds from issuance of notes.............................              87,522                   -
     Dividends paid..................................................              (6,926)             (6,888)
     Proceeds from exercise of stock options.........................                  33                   -
     Proceeds from dividend reinvestment plan........................                 695                 670
                                                                             -------------       -------------
     Net Cash (Used in) Provided by Financing Activities.............             (61,564)              3,479
                                                                             -------------       -------------
Net Increase (Decrease) in Cash......................................              95,316              (4,224)
Cash at Beginning of Period..........................................               7,995              18,485
                                                                             -------------       -------------
Cash at End of Period................................................           $ 103,311           $  14,261
                                                                             =============       =============

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of August 04, 2001, the consolidated statements of earnings for the thirteen and twenty-six week periods ended August 04, 2001 and July 29, 2000 and the consolidated statements of cash flows for the twenty-six week periods ended August 04, 2001 and July 29, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at August 04, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended February 03, 2001. The results of operations for the thirteen and twenty-six week periods ended August 04, 2001 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior years' consolidated financial statements to provide comparability with the current years' presentation.

NOTE 2. Recent Accounting Pronouncements

In May 2000, the Emerging Issues Task Force (EITF) issued EITF 00-14, "Accounting for Certain Sales Incentives." This pronouncement deals with accounting for certain types of sales incentives offered by companies to their customers. The Company has adopted this pronouncement with no material effect on its financial statements.

In June 2000, the Financial Accounting Standards Board (FASB) issued Financial Interpretation Number 44, "Accounting for Certain Transactions involving Stock Compensation." This interpretation provides additional guidance for APB No. 25, "Accounting for Stock Issued to Employees." The Company has adopted this interpretation with no material effect on its financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and
Other Intangible Assets." Under SFAS 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement apply to all business combinations initiated after June 30, 2001. SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. Adoption of SFAS 142 will result in ceasing amortization of goodwill. All of the provisions of the statement are effective in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company does not expect the adoption of these standards to have a material effect on its consolidated financial statements.

NOTE 3. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. The inventory valuation difference between the last-in, first-out and the first in, first out methods is immaterial at both August 04, 2001 and February 03, 2001.

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

NOTE 5.  Profit Enhancement Plan

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

Plan Update
-----------

The Profit Enhancement Plan has been progressing closely to the course the Company originally estimated. Each of the 38 stores and one of the distribution centers identified for closure were closed on or before October 28, 2000. The second distribution center was closed on November 30, 2000. All employees were notified of their separation on or before October 28, 2000. The assets held for disposal were reclassed and depreciation was stopped on October 28, 2000 which was concurrent with the announcement of the Profit Enhancement Plan and the closure of the stores.

As of the end of the second quarter, the Company is progressing in its efforts to sublease, sell or otherwise vacate the leased and owned properties closed as a result of the Profit Enhancement Plan. The Company has successfully sold or sublet two distribution centers and one of the 38 closed stores through the second quarter of 2001. The Company estimates the remaining closed properties will be sold, sublet or otherwise vacated by the end of fiscal 2002.

Assets Held For Disposal
------------------------

The assets held for disposal as of the end of the second quarter included the building and land of the remaining closed stores owned by the Company, additional surplus land, and equipment from the remaining closed stores. The carrying values of these buildings and land at August 4, 2001 was $19,385,000. The carrying value for the buildings and land was reduced from its original estimated value of $21,680,000 by $400,000 in the first quarter of 2001 due to a downward revision in the estimated value for one site. In addition, the Company sold one site in the second quarter of 2001 resulting in proceeds of $1,986,000, including a gain of $91,000 which was recorded in costs of merchandise sales. It is expected that certain properties with a carrying value of $7,419,000 will be disposed of by the end of fiscal 2001, with the remaining properties with a carrying value of $11,966,000 expected to be disposed of by the end of the second quarter 2002. The Company continues to monitor the status for disposing of its owned properties. In the second quarter of 2001, the Company increased its estimate for the amount of time it will take to sell certain properties into fiscal 2002. An adjustment was reflected in on-going expenses for the increased time required to maintain these properties.

The carrying value for the equipment held for disposal at August 4, 2001 was $727,000 which was less than the initial estimate of $949,000. This decrease was primarily attributed to the sales of equipment during the second quarter of 2001 and additional write-offs of equipment.

Lease Reserve
-------------

The lease reserve increased during the second quarter of 2001 by $1,812,000. This increase was attributed to a $2,083,000 increase due primarily to a decrease in the estimated months of sublease income coupled with higher estimated lease costs as the Company attempts to exit leases for certain stores early. This increase was offset, in part, by a decrease in lease expense of $270,000 due primarily to an increase in certain estimated sublease rates. The effect of these adjustments were recorded through costs of merchandise sales and costs of service revenue. The Company expects the remaining leased properties to be subleased or otherwise vacated by the end of fiscal 2002.

The lease reserve decreased during the first quarter of 2001 by $173,000. This reduction was primarily a result of a reduction in lease expense of $498,000 due to an increase in estimated sublease income resulting from an increase in certain estimated rates. This reduction was offset, in part, by a $325,000 decrease in expected sublease income due to an increase in the estimated time it may take to sublease certain properties. The effect of these adjustments were recorded through costs of merchandise sales and costs of service revenue.

On-going Expenses
-----------------

The on-going expense reserve represents exit activity costs which are not associated with or do not benefit activities that will be continued. These costs are necessary to maintain the remaining 37 closed stores until sold, sublet or otherwise vacated. The on-going costs reserve includes general maintenance costs such as utilities, security, telephone, real estate taxes and personal property taxes which will be incurred until the properties are disposed. The reserve for on-going costs will diminish as sites are sold, sublet or otherwise vacated and such activities are estimated to be completed by the end of fiscal 2002.

In the second quarter of 2001, the on-going reserve was decreased by approximately $579,000 due primarily to lower than anticipated utility costs to maintain the closed stores and lower personal property taxes. This adjustment was reversed through costs of merchandise sales and costs of service revenue. This decrease was offset, in part, by an approximate $375,000 increase in the reserve primarily due to an increase in the estimated time it is expected to take to sublease or sell certain remaining properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses.

In the first quarter of 2001, the on-going reserve was increased by approximately $380,000 which was primarily due to an increase in estimated time to sublease or sell certain properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses.

Severance Reserve
-----------------

As of August 4, 2001, the number of employees separated due to the Profit Enhancement Plan was approximately 1,000. The 1,000 employees were composed of 76% store employees, 13% distribution employees, and 11% store support center and field administrative employees. The total severance paid in connection with the Profit Enhancement Plan was $1,353,000.

In the second quarter of 2001, the Company reversed the remaining severance of $17,000 due to a lower than estimated final payment. This reversal was recorded through selling, general & administrative expenses, the expense line originally charged.

In the first quarter of 2001, the Company reversed the severance reserve by $52,000 due primarily to certain employees originally expected to be receiving severance failing to qualify to receive payments.

Future Non-reservable Expenses
-----------------------------

Future non-reservable expenses are those costs which could not be reserved, but were a result of the Profit Enhancement Plan. These expenses relate to costs incurred which have a future economic benefit to the Company such as the transferring of inventory and equipment out of properties closed by the Profit Enhancement Plan.

The expenses of this nature incurred in the second quarter of fiscal 2001 totaling $166,000 are due primarily to the removal of the remaining equipment from the first closed distribution center. These expenses were primarily recorded in costs of merchandise sales as incurred.

The expenses of this nature incurred in the first quarter of fiscal 2001 totaling $512,000 are due primarily to the removal of inventory and equipment from the second closed distribution center. These expenses were primarily recorded in costs of merchandise sales as incurred.

Profit Enhancement Expense Summary
----------------------------------
Below are tables summarizing expenses related to the Profit Enhancement Plan for the thirteen weeks ended and twenty-six weeks ended August 4, 2001. The details and reasons for the changes are as described above in the respective reserve categories.


Profit Enhancement Expense Summary
Thirteen weeks ended August 4, 2001

(dollar amounts                     Non-Reservable  Total
in thousands)                       Expense         Expense
                                    Incurred in     Thirteen
Income Statement       Reserve      Second Quarter  Weeks Ended
Classification         Adjustments  Fiscal 2001     Aug. 4, 2001
----------------------------------------------------------------
Costs of
   Merchandise Sold    $  903         $157           $1,060

Costs of
   Service Revenue        600            9              609

Selling, General and
   Administrative          (3)           -               (3)
----------------------------------------------------------------
Total Expenses         $1,500         $166           $1,666
----------------------------------------------------------------

Profit Enhancement Expense Summary
Twenty-six weeks ended August 4, 2001

(dollar amounts                                     Total
in thousands)                       Non-Reservable  Expense
                                    Expense         Twenty-six
Income Statement       Reserve      Incurred in     Weeks Ended
Classification         Adjustments  Fiscal 2001     Aug. 4, 2001
----------------------------------------------------------------
Costs of
   Merchandise Sold    $1,356       $641           $1,997

Costs of
   Service Revenue        688          9              697

Selling, General and
   Administrative          10         28               38
----------------------------------------------------------------
Total Expenses         $2,054       $678           $2,732
----------------------------------------------------------------

At the end of the third quarter 2000, the Company set up a reserve liability account which is included in accrued liabilities on the Consolidated Balance Sheet. This liability account tracks all accruals including remaining rent on leases net of sublease income, severance, and on-going expenses for the closed facilities. The following chart reconciles the change in reserve from fiscal year-end February 3, 2001 through the period ended August 4, 2001. All additions and adjustments were charged or credited through the appropriate line items on the statement of earnings.

(dollar amounts             Lease          Fixed                               On-Going
   in thousands)           Expenses        Assets           Severance          Expenses           Total
-------------------------------------------------------------------------------------------------------------
Reserve Balance at
   February 3, 2001        $ 7,054        $      -           $   209            $ 2,960          $ 10,223
-------------------------------------------------------------------------------------------------------------
Addition                       325             400                 -                380             1,105
-------------------------------------------------------------------------------------------------------------
Utilization                 (1,375)           (400)              (67)              (914)           (2,756)
-------------------------------------------------------------------------------------------------------------
Adjustments                   (498)              -               (52)                 -              (550)
-------------------------------------------------------------------------------------------------------------
Reserve Balance at
   May 5, 2001             $ 5,506        $      -           $    90            $ 2,426          $  8,022
-------------------------------------------------------------------------------------------------------------
Addition                     2,083               -                 -                375             2,458
-------------------------------------------------------------------------------------------------------------
Utilization                 (1,027)             91               (73)              (323)           (1,332)
-------------------------------------------------------------------------------------------------------------
Adjustments                   (270)            (91)              (17)              (579)             (957)
-------------------------------------------------------------------------------------------------------------
Reserve Balance at
   August 4, 2001          $ 6,292        $      -           $     -            $ 1,899          $  8,191
-------------------------------------------------------------------------------------------------------------

NOTE 6.  Debt and Financing Arrangements


In May 2001, the Company repurchased $77,600,000 face value of its Liquid Yield Option Notes (LYONs) at a price of $649 per LYON. The book value of the repurchased LYONs were $51,517,000 and the after-tax extraordinary gain was $228,000.

In May 2001, the Company sold certain operating assets for $14,000,000. The assets were leased back from the purchaser in a lease structured as a one year term with three one-year renewal options. The resulting lease is being accounted for as an operating lease and the gain of $3,817,000 from the sale of the certain assets is deferred until the lease term is completed and the residual guarantee is satisfied, at which time the gain will be recorded in costs of merchandise sales and costs of service revenue.

In June 2001, the Company obtained $90,000,000 in a Senior Secured Credit Facility. The Facility, which is secured by certain equipment and real estate with a total book value of $111,699,000, was issued in two tranches. Tranche A is a term loan for $45,000,000 with an interest rate based on London
Interbank Offered Rate (LIBOR) plus 3.65%. Tranche A is structured as a two year term loan payable in equal installments with the final payment due in 2003. Tranche B is a term loan for $45,000,000 with an interest rate of LIBOR plus 3.95%. Tranche B is structured as a five year term loan payable in equal installments with the final payment due in 2006. Provisions of the Senior Secured Credit Facility require the Company to maintain certain financial ratios. Provisions also include limitations or restrictions on indebtedness and liens.

In July 2001, the Company repurchased $3,000,000 face value of its LYONs at a price of $656 per LYON. The book value of the repurchased LYONs were $2,006,000 and the after-tax extraordinary gain was $6,000.

NOTE 7.  Net Earnings Per Share

                                                               Thirteen weeks ended                 Twenty-six weeks ended
(in thousands, except per share data)                   ----------------------------------    -----------------------------------
                                                         Aug. 4, 2001        July 29, 2000     Aug. 4, 2001         July 29, 2000
                                                        ---------------     --------------    ---------------      --------------

(a)  Net earnings before extraordinary item...........         $ 12,285             $3,409           $ 21,393              $7,816

     Adjustment for interest on zero coupon convertible
       subordinated notes, net of income tax effect...                -                  -                  -                   -

-----------------------------------------------------------------------------------------------------------------------------------
(b)  Adjusted net earnings before extraordinary item..         $ 12,285             $3,409           $ 21,393              $7,816
-----------------------------------------------------------------------------------------------------------------------------------

(c)  Average number of common shares outstanding
       during the period..............................           51,344             51,055             51,305              51,026

     Common shares assumed issued upon conversion of
       zero coupon convertible subordinated notes.....                -                  -                  -                   -

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price........              689                 20                344                  12
-----------------------------------------------------------------------------------------------------------------------------------
(d)  Average number of common shares assumed
       outstanding during the period..................           52,033              51,075            51,649              51,038
-----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
     Before Extraordinary item (a/c)..................         $    .24             $  .07           $    .42              $  .15
     Extraordinary item, net of tax...................                -                .02                  -                 .06
-----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share                                       $    .24             $  .09           $    .42              $  .21
-----------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings per Share:
     Before Extraordinary item (b/d)..................         $    .24             $  .07           $    .42              $  .15
     Extraordinary item, net of tax...................                -                .02                  -                 .06
-----------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings per Share                                     $    .24             $  .09           $    .42              $  .21
-----------------------------------------------------------------------------------------------------------------------------------

Adjustments for certain convertible securities were antidilutive during the thirteen and twenty-six week periods ended August 4, 2001 and the twenty-six week period ended July 29, 2000, and therefore, excluded from the computation of diluted EPS; however, these securities could potentially be dilutive in the future. Options to purchase shares of common stock which were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the shares of common stock during the thirteen and twenty-six week periods ended August 4, 2001 and July 29, 2000 were as follows:

                                                                Thirteen weeks ended                 Twenty-six weeks ended
(in thousands)                                           ----------------------------------    ----------------------------------
                                                          Aug. 4, 2001         July 29, 2000     Aug. 4, 2001         July 29, 2000
                                                         ---------------      --------------    ---------------      --------------
Common shares associated with antidilutive stock
  options excluded from computation of diluted EPS .....          3,952               4,787              3,961               4,787
                                                         ---------------      --------------    ---------------      --------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES - August 4, 2001
------------------------------------------------
The Company's cash requirements arise principally from the capital expenditures related to existing stores, offices and warehouses, the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. During the first six months of 2001, the Company invested $8,455,000 in property and equipment while net inventory (net inventory includes the change in inventory less the change in accounts payable) decreased $55,432,000. Working capital increased from $109,207,000 at February 3, 2001 to $145,654,000 at August 4, 2001. At August 4, 2001, the Company had stockholders' equity of $610,195,000 and long-term debt of $622,573,000. The Company's long-term debt was 51% of its total capitalization at August 4, 2001 and 52% at February 3, 2001. As of August 4, 2001, the Company had available lines of credit totaling $136,803,000.

The Company plans to open one new Supercenter during the balance of the current fiscal year. Management estimates the costs of opening the Supercenter, coupled with capital expenditures relating to existing stores, warehouses and offices for the remainder of fiscal 2001, will be approximately $22,545,000. The Company anticipates that its net cash provided by operating activities and its existing lines of credit will exceed its principal cash requirements for capital expenditures and net inventory in fiscal 2001.

In July 2001, the Company repurchased $3,000,000 face value of its Liquid Yield Option Notes (LYONs) at a price of $656 per LYON. The book value of the repurchased LYONs were $2,006,000 and the after-tax extraordinary gain was $6,000.

In June 2001, the Company obtained $90,000,000 in a Senior Secured Credit Facility. The Facility, which is secured by certain equipment and real estate with a total book value of $111,699,000, was issued in two tranches. Tranche A is a term loan for $45,000,000 with an interest rate based on London
Interbank Offered Rate (LIBOR) plus 3.65%. Tranche A is structured as a two year term loan payable in equal installments with the final payment due in 2003. Tranche B is a term loan for $45,000,000 with an interest rate of LIBOR plus 3.95%. Tranche B is structured as a five year term loan payable in equal installments with the final payment due in 2006. Provisions of the Senior Secured Credit Facility require the Company to maintain certain financial ratios. Provisions also include limitations or restrictions on indebtedness and liens. The Company intends to use the proceeds from the facility to repurchase any outstanding LYONs that are put back to the Company on the September 20, 2001 put date.

In May 2001, the Company sold certain operating assets for $14,000,000. The assets were leased back from the purchaser in a lease structured as a one year term with three one-year renewal options. The resulting lease is being accounted for as an operating lease and the gain of $3,817,000 from the sale of the certain assets is deferred until the lease term is completed and the residual guarantee is satisfied, at which time the gain will be recorded in costs of merchandise sales and costs of service revenue.

In May 2001, the Company repurchased $77,600,000 face value of its LYONs at a price of $649 per LYON. The book value of the repurchased LYONs were $51,517,000 and the after-tax extraordinary gain was $228,000.

In September 2000, the Company reclassed the LYONs to current liabilities on the Consolidated Balance Sheet. The Company will repurchase the remaining notes, which will have a value of $108,284,000, with cash from operating activities coupled with the proceeds from the sale of assets held for disposal, and its existing lines of credit.

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

Plan Update
-----------

The Profit Enhancement Plan has been progressing closely to the course the Company originally estimated. Each of the 38 stores and one of the distribution centers identified for closure were closed on or before October 28, 2000. The second distribution center was closed on November 30, 2000. All employees were notified of their separation on or before October 28, 2000. The assets held for disposal were reclassed and depreciation was stopped on October 28, 2000 which was concurrent with the announcement of the Profit Enhancement Plan and the closure of the stores.

As of the end of the second quarter, the Company is progressing in its efforts to sublease, sell or otherwise vacate the leased and owned properties closed as a result of the Profit Enhancement Plan. The Company has successfully sold or sublet two distribution centers and one of the 38 closed stores through the second quarter of 2001. The Company estimates the remaining closed properties will be sold, sublet or otherwise vacated by the end of fiscal 2002.

Assets Held For Disposal
------------------------

The assets held for disposal as of the end of the second quarter included the building and land of the remaining closed stores owned by the Company, additional surplus land, and equipment from the remaining closed stores. The carrying values of these buildings and land at August 4, 2001 was $19,385,000. The carrying value for the buildings and land was reduced from its original estimated value of $21,680,000 by $400,000 in the first quarter of 2001 due to a downward revision in the estimated value of one site. In addition, the Company sold one site in the second quarter of 2001 resulting in proceeds of $1,986,000, including a gain of $91,000 which was recorded in costs of merchandise sales. It is expected that certain properties with a carrying value of $7,419,000 will be disposed of by the end of fiscal 2001, with the remaining properties with a carrying value of $11,966,000 expected to be disposed of by the end of the second quarter 2002. The Company continues to monitor the status for disposing of its owned properties. In the second quarter of 2001, the Company increased its estimate for the amount of time it will take to sell certain properties into fiscal 2002. An adjustment was reflected in on-going expenses for the increased time required to maintain these properties.

The carrying value for the equipment held for disposal at August 4, 2001 was $727,000 which was less than the initial estimate of $949,000. This decrease was primarily attributed to the sales of equipment during the second quarter of 2001 and additional write-offs of equipment.

Lease Reserve
-------------

The lease reserve increased during the second quarter of 2001 by $1,812,000. This increase was attributed to a $2,083,000 increase due primarily to a decrease in the estimated months of sublease income coupled with higher estimated lease costs as the Company attempts to exit leases for certain stores early. This increase was offset, in part, by a decrease in lease expense of $270,000 due primarily to an increase in certain estimated sublease rates. The effect of these adjustments were recorded through costs of merchandise sales and costs of service revenue. The Company expects the remaining leased properties to be subleased or otherwise vacated by the end of fiscal 2002.

The lease reserve decreased during the first quarter of 2001 by $173,000. This reduction was primarily a result of a reduction in lease expense of $498,000 due to an increase in estimated sublease income resulting from an increase in certain estimated rates. This reduction was offset, in part, by a $325,000 decrease in expected sublease income due to an increase in the estimated time it may take to sublease certain properties. The effect of these adjustments were recorded through costs of merchandise sales and costs of service revenue.

On-going Expenses
-----------------

The on-going expense reserve represents exit activity costs which are not associated with or do not benefit activities that will be continued. These costs are necessary to maintain the remaining 37 closed stores until sold, sublet or otherwise vacated. The on-going costs reserve includes general maintenance costs such as utilities, security, telephone, real estate taxes and personal property taxes which will be incurred until the properties are disposed. The reserve for on-going costs will diminish as sites are sold, sublet or otherwise vacated and such activities are estimated to be completed by the end of fiscal 2002.

In the second quarter of 2001, the on-going reserve was decreased by approximately $579,000 due primarily to lower than anticipated utility costs to maintain the closed stores and lower personal property taxes. This adjustment was reversed through costs of merchandise sales and costs of service revenue. This decrease was offset, in part, by an approximate $375,000 increase in the reserve primarily due to an increase in the estimated time it is expected to take to sublease or sell certain remaining properties. This adjustment was recorded in costs of merchandise sales, costs of service revenues, and selling, general and administrative expenses.

In the first quarter of 2001, the on-going reserve was increased by approximately $380,000 which was primarily due to an increase in estimated time to sublease or sell certain properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses.

Severance Reserve
-----------------

As of August 4, 2001, the number of employees separated due to the Profit Enhancement Plan was approximately 1,000. The 1,000 employees were composed of 76% store employees, 13% distribution employees, and 11% store support center and field administrative employees. The total severance paid in connection with the Profit Enhancement Plan was $1,353,000.

In the second quarter of 2001, the Company reversed the remaining severance of $17,000 due to a lower than estimated final payment. This reversal was recorded through selling, general & administrative expenses, the expense line originally charged.

In the first quarter of 2001, the Company reversed the severance reserve by $52,000 due primarily to certain employees originally expected to be receiving severance failing to qualify to receive payments.


Future Non-reservable Expenses
-----------------------------

Future non-reservable expenses are those costs which could not be reserved, but were a result of the Profit Enhancement Plan. These expenses relate to costs incurred which have a future economic benefit to the Company such as the transferring of inventory and equipment out of properties closed by the Profit Enhancement Plan.

The expenses of this nature incurred in the second quarter of fiscal 2001 totaling $166,000 are due primarily to the removal of the remaining equipment from the first closed distribution center. These expenses were primarily recorded in costs of merchandise sales as incurred.

The expenses of this nature incurred in the first quarter of fiscal 2001 totaling $512,000 are due primarily to the removal of inventory and equipment from the second closed distribution center. These expenses were primarily recorded in costs of merchandise sales as incurred.

Profit Enhancement Expense Summary
----------------------------------
Below are tables summarizing expenses related to the Profit Enhancement Plan for the thirteen weeks ended and twenty-six weeks ended August 4, 2001. The details and reasons for the changes are as described above in the respective reserve categories.

Profit Enhancement Expense Summary
Thirteen weeks ended August 4, 2001

(dollar amounts                     Non-Reservable  Total
in thousands)                       Expense         Expense
                                    Incurred in     Thirteen
Income Statement       Reserve      Second Quarter  Weeks Ended
Classification         Adjustments  Fiscal 2001     Aug. 4, 2001
----------------------------------------------------------------
Costs of
   Merchandise Sold    $  903         $157           $1,060

Costs of
   Service Revenue        600            9              609

Selling, General and
   Administrative          (3)           -               (3)
----------------------------------------------------------------
Total Expenses         $1,500         $166           $1,666
----------------------------------------------------------------

Profit Enhancement Expense Summary
Twenty-six weeks ended August 4, 2001

(dollar amounts                                     Total
in thousands)                       Non-Reservable  Expense
                                    Expense         Twenty-six
Income Statement       Reserve      Incurred in     Weeks Ended
Classification         Adjustments  Fiscal 2001     Aug. 4, 2001
----------------------------------------------------------------
Costs of
   Merchandise Sold    $1,356       $641           $1,997

Costs of
   Service Revenue        688          9              697

Selling, General and
   Administrative          10         28               38
----------------------------------------------------------------
Total Expenses         $2,054       $678           $2,732
----------------------------------------------------------------

At the end of the third quarter 2000, the Company set up a reserve liability account which is included in accrued liabilities on the Consolidated Balance Sheet. This liability account tracks all accruals including remaining rent on leases net of sublease income, severance, and on-going expenses for the closed facilities. The following chart reconciles the change in reserve from fiscal year-end February 3, 2001 through the period ended August 4, 2001. All additions and adjustments were charged or credited through the appropriate line items on the statement of earnings.

(dollar amounts             Lease          Fixed                               On-Going
   in thousands)           Expenses        Assets           Severance          Expenses           Total
-------------------------------------------------------------------------------------------------------------
Reserve Balance at
   February 3, 2001        $ 7,054        $      -           $   209            $ 2,960          $ 10,223
-------------------------------------------------------------------------------------------------------------
Addition                       325             400                 -                380             1,105
-------------------------------------------------------------------------------------------------------------
Utilization                 (1,375)           (400)              (67)              (914)           (2,756)
-------------------------------------------------------------------------------------------------------------
Adjustments                   (498)              -               (52)                 -              (550)
-------------------------------------------------------------------------------------------------------------
Reserve Balance at
   May 5, 2001             $ 5,506        $      -           $    90            $ 2,426          $  8,022
-------------------------------------------------------------------------------------------------------------
Addition                     2,083               -                 -                375             2,458
-------------------------------------------------------------------------------------------------------------
Utilization                 (1,027)             91               (73)              (323)           (1,332)
-------------------------------------------------------------------------------------------------------------
Adjustments                   (270)            (91)              (17)              (579)             (957)
-------------------------------------------------------------------------------------------------------------
Reserve Balance at
   August 4, 2001          $ 6,292        $      -           $     -            $ 1,899          $  8,191
-------------------------------------------------------------------------------------------------------------


Results of Operation -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                     Aug. 4, 2001        July 29, 2000       Fiscal 2001 vs.
                                                         (Fiscal 2001)       (Fiscal 2000)        Fiscal 2000
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         80.9%               81.5%              (10.3)%
Service Revenue (1)...................................         19.1                18.5                (6.5)
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                (9.6)

Costs of Merchandise Sales (2)........................         70.5 (3)            73.2 (3)           (13.6)
Costs of Service Revenue (2)..........................         74.9 (3)            83.8 (3)           (16.4)
                                                              ------              ------              ------
Total Costs of Revenues...............................         71.4                75.1               (14.2)

Gross Profit from Merchandise Sales...................         29.5 (3)            26.8 (3)            (1.5)
Gross Profit from Service Revenue.....................         25.1 (3)            16.2 (3)            44.8
                                                              ------              ------              ------
Total Gross Profit....................................         28.6                24.9                 4.1

Selling, General and Administrative Expenses..........         23.0                22.0                (5.0)
                                                              ------              ------              ------
Operating Profit......................................          5.6                 2.9                71.9

Nonoperating Income...................................          0.2                 0.1               100.9
Interest Expense......................................          2.4                 2.2                (0.8)
                                                              ------              ------              ------
Earnings Before Income Taxes..........................          3.4                 0.8               263.2

Income Taxes..........................................         36.5 (4)            36.0 (4)           268.3
                                                              ------              ------              ------
Net Earnings Before Extraordinary Item................          2.2                 0.5               260.4
Extraordinary Item, Net of Tax........................          0.0                 0.2               (75.8)
                                                              ------              ------              ------
Net Earnings..........................................          2.2                 0.7               186.1
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

Thirteen Weeks Ended August 4, 2001 vs. Thirteen Weeks Ended July 29, 2000
---------------------------------------------------------------------------

Total revenues for the second quarter decreased 9.6% led by a 10.3% decrease in merchandise sales. Revenues fell as the number of stores decreased from 665 in 2000 to 629 in 2001. This revenue decrease was also driven by a 6.7% decrease in total comparable store revenues in 2001. Comparable store merchandise sales decreased 7.6% and comparable service revenue decreased 3.1%. This decline in total and comparable revenue reflected the impact of the closure of the 38 stores and other steps taken in October 2000 in conjunction with implementing the Company's Profit Enhancement Plan.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 29.5% for 2001 from 26.8% in 2000. This increase, as a percentage of merchandise sales, was due primarily to higher merchandise margins and a decrease in warehousing costs, as a percentage of merchandise sales, offset, in part, by an increase in store occupancy costs, as a percentage of merchandise sales and a $1,060,000 charge related to the Profit Enhancement Plan. The improved merchandise margins, as a percentage of merchandise sales, were a result of a combination of improvement in the mix of sales, selectively higher retail pricing and lower product acquisition costs. The decrease in warehousing costs, as a percentage of merchandise sales, are a result of improved efficiencies in the Company's supply chain and cost reduction measures associated with the Profit Enhancement Plan. The increase in store occupancy costs, as a percentage of merchandise sales, was a result of higher utilities costs, especially in California and higher rental expense associated with the sale leaseback of certain assets.

Gross profit from service revenue increased, as a percentage of service revenue, to 25.1% in 2001 from 16.2% in 2000. This increase, as a percentage of service revenue, was due primarily to decreases in service center personnel costs, as a percentage of service revenue, offset, in part, by a $609,000 charge related to the Profit Enhancement Plan. The decrease in service center personnel costs, as a percentage of service revenues, was a result of the steps taken in the Profit Enhancement Plan to realign duties and reduce hours.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 23.0% in 2001 from 22.0% in 2000. This increase, as a percentage to total revenues, was due primarily to an increase in media expenses coupled with an increase in store costs, as a percentage of total revenues. The media expense increase from 2000 to 2001 of $3,965,000 or .69% of total revenue was a result of lower vendor reimbursements. The increased store costs, as a percentage of total revenues, were a result of slightly higher store payroll, as a percentage of total revenues.

Net earnings, as a percentage of total revenues, increased due primarily to increases in both gross profit from service revenue and merchandise sales, as a percentage of service revenue and merchandise sales, respectively. These gross profit increases were offset, in part, by an increase in selling, general and administrative expenses, as a percentage of total revenues coupled with a lower extraordinary gain of $234,000 in 2001 compared to a $967,000 extraordinary gain in 2000.



Results of Operation -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Twenty-six weeks ended                                   Aug. 4, 2001        July 29, 2000       Fiscal 2001 vs.
                                                         (Fiscal 2001)       (Fiscal 2000)        Fiscal 2000
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         80.6%               81.2%              (10.7) %
Service Revenue (1)...................................         19.4                18.8                (6.9)
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0               (10.0)

Costs of Merchandise Sales (2)........................         70.9 (3)            72.7 (3)           (12.9)
Costs of Service Revenue (2)..........................         74.2 (3)            82.7 (3)           (16.4)
                                                              ------              ------              ------
Total Costs of Revenues...............................         71.6                74.6               (13.6)

Gross Profit from Merchandise Sales...................         29.1 (3)            27.3 (3)            (4.8)
Gross Profit from Service Revenue.....................         25.8 (3)            17.3 (3)            38.4
                                                              ------              ------              ------
Total Gross Profit....................................         28.4                25.4                 0.7

Selling, General and Administrative Expenses..........         23.2                22.3                (6.7)
                                                              ------              ------              ------
Operating Profit......................................          5.2                 3.1                54.9

Nonoperating Income...................................          0.2                 0.1                84.6
Interest Expense......................................          2.4                 2.2                 1.1
                                                              ------              ------              ------
Earnings Before Income Taxes..........................          3.0                 1.0               175.9

Income Taxes..........................................         36.5 (4)            36.0 (4)           179.7
                                                              ------              ------              ------
Net Earnings Before Extraordinary Item................          1.9                 0.6               173.7
Extraordinary Item, Net of Tax........................          0.0                 0.2               (92.2)
                                                              ------              ------              ------
Net Earnings..........................................          1.9                 0.9                99.8
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

Twenty-six Weeks Ended August 4, 2001 vs. Twenty-six Weeks Ended July 29, 2000
-------------------------------------------------------------------------------

Total revenues for the first six months decreased 10.0% led by a 10.7% decrease in merchandise sales. Revenues fell as the number of stores decreased from 665 in 2000 to 629 in 2001. This decrease was also driven by a decrease in comparable store revenues of 7.2% in 2001. Comparable store merchandise sales decreased 8.0% and comparable service revenue decreased 3.5%. This decline in total and comparable revenue reflected the impact of the closure of the 38 stores and other steps taken in October 2000 in conjunction with implementing the Company's Profit Enhancement Plan.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 29.1% in 2001 from 27.3% in 2000. This increase, as a percentage of merchandise sales, was due primarily to higher merchandise margins and a decrease in warehousing costs, as a percentage of merchandise sales, offset, in part, by an increase in store occupancy costs, as a percentage of merchandise sales and a $1,997,000 charge related to the Profit Enhancement Plan. The improved merchandise margins, as a percentage of merchandise sales, were a result of a combination of improvement in the mix of sales, selectively higher retail pricing and lower product acquisition costs. The decrease in warehousing costs, as a percentage of merchandise sales, are a result of improved efficiencies in the Company's supply chain and cost reduction measures associated with the Profit Enhancement Plan. The increase in store occupancy costs, as a percentage of merchandise sales, was a result of higher utilities costs, especially in California and higher rental expense associated with the sale leaseback of certain assets.

Gross profit from service revenue increased, as a percentage of service revenue, to 25.8% in 2001 from 17.3% in 2000. This increase, as a percentage of service revenue, was due primarily to decreases in service center personnel costs, as a percentage of service revenue, offset, in part, by a $697,000 charge related to the Profit Enhancement Plan. The decrease in service center personnel costs, as a percentage of service revenues, was a result of the steps taken in the Profit Enhancement Plan to realign duties and reduce hours.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 23.2% in 2001 from 22.3% in 2000. This increase, as a percentage of total revenues, was due primarily to an increase in media expenses coupled with an increase in employee benefits costs, as a percentage of total revenues. The media expense increase from 2000 to 2001 of $6,710,000 or .60% of total revenues was a result of lower vendor reimbursements. The increase in employee benefits costs, as a percentage to total revenues, are a result of higher health benefit costs, as a percentage of total revenues.

Net earnings increased, as a percentage of total revenues, due primarily to increases in both gross profit from service revenue and merchandise sales, as a percentage of service revenue and merchandise sales, respectively. These gross profit increases were offset, in part, by an increase in selling, general and administrative expenses, as a percentage of total revenues coupled with a lower extraordinary gain of $234,000 in 2001 compared to a $3,007,000 extraordinary gain in 2000.

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

In May 2000, the Emerging Issues Task Force (EITF) issued EITF 00-14, "Accounting for Certain Sales Incentives." This pronouncement deals with accounting for certain types of sales incentives offered by companies to their customers. The Company has adopted this pronouncement with no material effect on its financial statements.

In June 2000, the FASB issued Financial Interpretation Number 44, "Accounting for Certain Transactions involving Stock Compensation." This interpretation provides additional guidance for APB No. 25, "Accounting for Stock Issued to Employees." The Company has adopted this interpretation with no material effect on its financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and
Other Intangible Assets." Under SFAS 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement apply to all business combinations initiated after June 30, 2001. SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. Adoption of SFAS 142 will result in ceasing amortization of goodwill. All of the provisions of the statement are effective in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company does not expect the adoption of these standards to have a material effect on its consolidated financial statements.


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreements and Secured Credit Facility; changes in the lenders' prime rate or LIBOR could affect the rates at which the Company could borrow funds thereunder. At August 4, 2001, the Company had $127,700,000 outstanding borrowings under these credit facilities. There have been no material changes to the market risk disclosures as reported in the Company's Form 10-K for the fiscal year ended February 3, 2001.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities and Use of Proceeds
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          An annual meeting of shareholders was held on May 30, 2001. The shareholders approved the election of directors shown below.

          Directors Elected at Annual Meeting of Shareholders
          ---------------------------------------------------

          Name                        Votes For         Votes Withheld
          ----                        ---------         --------------
          Benjamin Strauss           50,637,348            1,542,071

          Bernard J. Korman          50,605,623            1,573,796

          Myles H. Tanenbaum         50,605,523            1,573,896

          J. Richard Leaman, Jr.     50,589,208            1,590,211

          Malcolmn D. Pryor          50,602,924            1,576,495
          ..................................................................

          Directors whose term of office continued after the Annual Meeting of Shareholders.
          -----------------------------------------------------------------

          Name
          ----
          Lennox K. Black

          Mitchell G. Leibovitz

          Lester Rosenfeld

          ..................................................................

          The shareholders also approved the appointment of the independent auditors Deloitte & Touche LLP with 51,737,724 affirmative votes, 333,770 negative votes and 107,925 abstentions.

          ..................................................................

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits

                 (11)     Statement Re: Computation of Earnings Per
                          Share

           (b) Reports on Form 8-K.


               The Company filed an 8-K on July 13, 2001 describing the completion of a $90 million Senior Secured Credit Facility with GMAC Business Credit, LLC. and the plan to repurchase outstanding LYONs with the proceeds. Provisions of the credit agreement and the Company's press release were attached.

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

Date: September 18, 2001                 By: /s/ George Babich Jr.
      -----------------------            -------------------------

                                                 George Babich Jr.
                                            Executive Vice President &
                                            Chief Financial Officer