Form 10-Q
period 2001-11-03
PEP BOYS MANNY MOE & JACK
filed 2001-12-18
CIK 77449

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended November 3, 2001

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


As of December 1, 2001 there were 51,400,734 shares of the registrant's Common Stock outstanding.

---------------------------------------------------------------------------
Index                                                              Page
---------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION:


    Item 1.   Condensed Consolidated
              Financial Statements (Unaudited)

                  Consolidated Balance Sheets -
                  November 3, 2001 and February 3, 2001               3

                  Consolidated Statements of Operations -
                  Thirteen and Thirty-nine weeks ended
                  November 3, 2001 and October 28, 2000               4

                  Consolidated Statements of Cash Flows -
                  Thirty-nine weeks ended November 3, 2001
                  and October 28, 2000                                5

                  Notes to Condensed Consolidated
                  Financial Statements                             6-13

    Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                          14-26


    Item 3.   Quantitative and Qualitative Disclosures               27
              About Market Risk


PART II - OTHER INFORMATION:


    Item 1.    Legal Proceedings                                     28

    Item 2.    Changes in Securities and Use of Proceeds             28

    Item 3.    Defaults Upon Senior Securities                       28

    Item 4.    Submission of Matters to a Vote of
               Security Holders                                      28

    Item 5.    Other Information                                     28

    Item 6.    Exhibits and Reports on Form 8-K                      28


SIGNATURE PAGE                                                       29

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Condensed Consolidated Financial Statements (Unaudited)

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                       (dollar amounts in thousands, except per share amounts)

                                                                    Nov. 3, 2001        Feb. 3, 2001*
                                                                   -------------       -------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash and cash equivalents..................................        $   23,227          $    7,995
   Accounts receivable, net...................................            18,625              16,792
   Merchandise inventories....................................           534,787             547,735
   Prepaid expenses...........................................            15,671              28,705
   Deferred income taxes......................................            19,834              25,409
   Other......................................................            42,591              50,401
   Assets held for disposal...................................            16,706              22,629
                                                                   -------------       -------------
      Total Current Assets....................................           671,441             699,666

 Property and Equipment - at cost:
   Land.......................................................           278,867             278,017
   Building and improvements..................................           919,497             918,031
   Furniture, fixtures and equipment..........................           577,765             618,959
   Construction in progress...................................            10,483              15,032
                                                                    ------------       -------------
                                                                       1,786,612           1,830,039
   Less accumulated depreciation and amortization.............           660,748             635,804
                                                                   -------------       -------------
      Total Property and Equipment............................         1,125,864           1,194,235

 Other........................................................            13,844              12,303
                                                                   -------------       -------------
Total Assets..................................................        $1,811,149          $1,906,204
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable...........................................        $  246,310          $  204,755
   Accrued expenses...........................................           226,598             226,952
   Current maturities of convertible debt.....................               813             158,555
   Current maturities of long-term debt.......................           124,662                 197
                                                                   -------------       -------------
      Total Current Liabilities...............................           598,383             590,459

 Long-Term Debt, less current maturities......................           522,173             654,194
 Deferred income taxes........................................            69,023              66,192
 Deferred gain on sale leaseback..............................             4,458                 593
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares; Issued 63,910,577..........            63,911              63,911
   Additional paid-in capital.................................           177,244             177,244
   Retained earnings..........................................           601,753             581,668
                                                                   -------------        ------------
                                                                         842,908             822,823

   Less cost of shares in treasury - 10,314,573 and
    10,454,644................................................           166,532             168,793
   Less cost of shares in benefits trust - 2,195,270..........            59,264              59,264
                                                                   -------------        ------------
      Total Stockholders' Equity..............................           617,112             594,766
                                                                   -------------        ------------
Total Liabilities and Stockholders' Equity....................        $1,811,149          $1,906,204
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


                                           THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (dollar amounts in thousands, except per share amounts)
                                                               (Unaudited)

                                                               Thirteen weeks ended                Thirty-nine weeks ended
                                                         ---------------------------------  ----------------------------------
                                                           Nov. 3, 2001      Oct. 28, 2000     Nov. 3, 2001      Oct. 28, 2000
                                                         --------------     --------------   --------------     --------------
Merchandise Sales....................................        $447,456           $504,533       $1,353,698         $1,519,016
Service Revenue......................................         103,799            117,849          321,814            352,062
                                                         --------------     --------------   --------------     --------------
Total Revenues.......................................         551,255            622,382        1,675,512          1,871,078

Costs of Merchandise Sales...........................         316,551            449,519          959,342          1,187,172
Costs of Service Revenue.............................          78,998            106,505          240,823            300,110
                                                         --------------     --------------   --------------     --------------
Total Costs of Revenues..............................         395,549            556,024        1,200,165          1,487,282

Gross Profit from Merchandise Sales..................         130,905             55,014          394,356            331,844
Gross Profit from Service Revenue....................          24,801             11,344           80,991             51,952
                                                         --------------     --------------   --------------     --------------
Total Gross Profit...................................         155,706             66,358          475,347            383,796

Selling, General and Administrative Expenses.........         128,344            148,929          388,982            428,273
                                                         --------------     --------------   --------------     --------------
Operating Profit (Loss)..............................          27,362            (82,571)          86,365            (44,477)
Nonoperating Income..................................           1,471                469            3,363              1,494
Interest Expense.....................................          11,881             15,196           39,087             42,102
                                                         --------------     --------------   --------------     --------------
Earnings Before Income Taxes.........................          16,952            (97,298)          50,641            (85,085)

Income Taxes.........................................           5,936            (35,027)          18,233            (30,630)
                                                         --------------     --------------   --------------     --------------
Net Earnings (Loss) Before Extraordinary Item........          11,016            (62,271)          32,408            (54,455)
Extraordinary Item, Net of Tax.......................            (994)              (938)            (758)             2,069
                                                         --------------     --------------   --------------     --------------
Net Earnings (Loss)..................................          10,022            (63,209)          31,650            (52,386)

Retained Earnings, beginning of period...............         595,323            652,271          581,668            649,487
Cash Dividends.......................................           3,468              3,450           10,394             10,338
Effect of Stock Option Exercise......................              26                  -               74                  -
Dividend Reinvestment Plan...........................              98                871            1,097              2,022
                                                         --------------     --------------   --------------     --------------
Retained Earnings, end of period.....................        $601,753           $584,741       $  601,753         $  584,741
                                                         ==============     ==============   ==============     ==============
Basic Earnings (Loss) per Share:
  Before Extraordinary Item..........................        $    .21           $  (1.22)      $      .63         $    (1.07)
  Extraordinary Item, Net of Tax.....................            (.02)              (.02)            (.02)               .04
                                                         --------------     --------------   --------------     --------------
Basic Earnings (Loss) per Share......................        $    .19           $  (1.24)      $      .61         $    (1.03)
                                                         ==============     ==============   ==============     ==============
Diluted Earnings (Loss) per Share:
  Before Extraordinary Item..........................        $    .21           $  (1.22)      $      .63         $    (1.07)
  Extraordinary Item, Net of Tax.....................            (.02)              (.02)            (.02)               .04
                                                         --------------     --------------   --------------     --------------
Diluted Earnings (Loss) per Share....................        $    .19           $  (1.24)      $      .61         $    (1.03)
                                                         ==============     ==============   ==============     ==============
Cash Dividends per Share.............................        $  .0675           $  .0675       $    .2025         $    .2025
                                                         ==============     ==============   ==============     ==============

See notes to condensed consolidated financial statements.

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                            (Unaudited)
                                                                                   Thirty-nine weeks ended
                                                                            ----------------------------------
                                                                              Nov. 3, 2001       Oct. 28, 2000
                                                                            --------------      --------------
Cash Flows from Operating Activities:
     Net Earnings (Loss).............................................           $  31,650           $ (52,386)
     Adjustments to Reconcile Net Earnings to Net Cash
       Provided by Operating Activities:
        Extraordinary item, net of tax...............................                 758              (2,069)
        Depreciation and amortization................................              64,053              75,429
        Deferred income taxes........................................               8,406             (27,805)
        Accretion of bond discount...................................               3,256               4,734
        Loss on assets held for disposal.............................               1,650              53,773
        Loss on asset impairments....................................                   -               5,429
       (Gain) Loss from sale of assets...............................              (1,670)              2,868
     Changes in Operating Assets and Liabilities:
        Decrease in accounts receivable, prepaid expenses
           and other.................................................              18,436              33,394
        Decrease in merchandise inventories..........................              12,947               8,985
        Increase (Decrease) in accounts payable......................              41,555             (79,047)
       (Decrease) Increase in accrued expenses.......................                (354)              2,175
                                                                             -------------       -------------
     Net Cash Provided by Operating Activities.......................             180,687              25,480

Cash Flows from Investing Activities:
     Capital expenditures............................................             (11,895)            (46,972)
     Proceeds from sales of assets...................................              26,021               2,129
                                                                             -------------       -------------
     Net Cash Provided by (Used in) Investing Activities.............              14,126             (44,843)

Cash Flows from Financing Activities:
     Net (payments) borrowings under line of credit agreements.......             (86,910)            113,254
     Reduction of long-term debt.....................................             (10,646)            (75,028)
     Reduction of convertible debt...................................            (160,243)            (17,185)
     Net proceeds from issuance of notes.............................              87,522                   -
     Dividends paid..................................................             (10,394)            (10,338)
     Proceeds from exercise of stock options.........................                  55                   -
     Proceeds from dividend reinvestment plan........................               1,035               1,009
                                                                             -------------       -------------
     Net Cash (Used in) Provided by Financing Activities.............            (179,581)             11,712
                                                                             -------------       -------------
Net Increase (Decrease) in Cash......................................              15,232              (7,651)
Cash at Beginning of Period..........................................               7,995              18,485
                                                                             -------------       -------------
Cash at End of Period................................................           $  23,227           $  10,834
                                                                             =============       =============

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of November 3, 2001, the consolidated statements of operations for the thirteen and thirty-nine week periods ended November 3, 2001 and October 28, 2000 and the consolidated statements of cash flows for the thirty-nine week periods ended November 3, 2001 and October 28, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at November 3, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to shareholders for the year ended February 3, 2001. The results of operations for the thirteen and thirty-nine week periods ended
November 3, 2001 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior years' consolidated financial statements to provide comparability with the current years' presentation.

NOTE 2. Recent Accounting Pronouncements

In May 2000, the Emerging Issues Task Force (EITF) issued EITF 00-14, "Accounting for Certain Sales Incentives." This pronouncement deals with accounting for certain types of sales incentives offered by companies to its customers. The Company has adopted this pronouncement with no material effect on its financial statements.

In June 2000, the Financial Accounting Standards Board (FASB) issued Financial Interpretation Number 44, "Accounting for Certain Transactions involving Stock Compensation." This interpretation provides additional guidance for APB No. 25, "Accounting for Stock Issued to Employees." The Company has incorporated the guidance provided by the interpretation with no material effect on its financial statements.

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset
Retirement Obligations." SFAS No. 143 addresses accounting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This SFAS supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions, for the Disposal of a Segment of a Business."
SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

NOTE 3. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, the inventory valuation difference would have been immaterial at both November 3, 2001 and February 3, 2001.

NOTE 4. Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has adopted this statement in the first quarter of fiscal 2001 with no material effect on its financial statements.

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

Plan Update
-----------

The Profit Enhancement Plan has been progressing closely to the schedule originally estimated by the Company. Each of the 38 stores and one of the distribution centers identified for closure were closed on or before October 28, 2000. The second distribution center was closed on November 30, 2000.
All employees were notified of their separation on or before October 28, 2000. The assets held for disposal were reclassed and depreciation was stopped on October 28, 2000 which was concurrent with the announcement of the Profit Enhancement Plan and the closure of the stores.

As of the end of the third quarter 2001, the Company is progressing in its efforts to sublease, sell or otherwise vacate the leased and owned properties closed as a result of the Profit Enhancement Plan. The Company has successfully sold, sublet or terminated the lease of two distribution centers, eight of the closed stores and a surplus property through the third quarter of 2001. The Company estimates the remaining properties will be sold, sublet or otherwise vacated by the end of fiscal 2002.

Assets Held For Disposal
------------------------

The assets held for disposal as of the end of the third quarter 2001 included the building and land of the remaining closed stores owned by the Company, additional surplus land, and equipment from the remaining closed stores. The carrying values of the buildings and land as of November 3, 2001 were $16,069,000.

In the third quarter of 2001, the Company sold two properties for a loss of $782,000 which was recorded in costs of merchandise sales and selling, general and administrative expenses on the consolidated statement of operations. The net proceeds from the sales of these properties totaled approximately $2,117,000. Additionally, the Company recorded a downward revision in the estimated values for certain properties of $436,000. This reduction was recorded in costs of merchandise sales on the consolidated statement of operations.

In the second quarter of 2001, the Company sold one site resulting in proceeds of $1,986,000, including a gain of $91,000 which was recorded in costs of merchandise sales.

In the first quarter of 2001, the carrying values for the buildings and land was reduced from their original estimated value of $21,680,000 by $400,000 due to a downward revision in the estimated value for one site.

It is expected that one property with a carrying value of $1,886,000 will be disposed of by the end of fiscal 2001, with the remaining nine properties with a carrying value of $14,183,000 expected to be disposed of by the end of the second quarter 2002. The Company continues to monitor the status for disposing of its owned properties. In the third quarter of 2001, the Company increased the estimated amount of time it will take to sell three of its properties. In the second quarter of 2001, the Company increased its estimate for the amount of time it will take to sell certain properties into fiscal 2002. An adjustment was reflected in on-going expenses for the increased time required to maintain these properties.

As of November 3, 2001, the carrying value of equipment held for disposal was $637,000. This carrying value reflects a reduction of estimated proceeds for a portion of the equipment held for disposal. In the third quarter of 2001, the loss was recorded in costs of merchandise sales on the consolidated statement of operations.

The carrying value for the equipment held for disposal at August 4, 2001 was $727,000 which was less than the initial estimate of $949,000. This decrease was primarily attributed to the sales of equipment during the second quarter of 2001 and additional write-offs of equipment.

Lease Reserve
-------------
During the third quarter of 2001, the Company was able to sublease three properties and exit the lease of three other properties. The transactions resulted in a decrease in the previously recorded lease reserve due to better than estimated results. The lease reserve decreased during the third quarter of 2001 by $1,882,000. This change was due to a decrease of $2,184,000 resulting primarily from lower than estimated realized costs for exiting certain leases, higher realized sublease income on leased properties subleased and lower realized commissions on the sublease of those properties. The decrease was offset, in part, by an increase in the lease reserve of $302,000 due primarily to an increase in the estimated time it may take to sublease certain properties. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue. The Company expects the remaining leased properties to be subleased or otherwise vacated by the end of fiscal 2002.

The lease reserve increased during the second quarter of 2001 by $1,812,000. This increase was attributed to a $2,083,000 increase due primarily to a decrease in the estimated months of sublease income coupled with higher estimated lease costs as the Company attempts to exit leases for certain stores early. This increase was offset, in part, by a decrease in lease expense of $270,000 due primarily to an increase in certain estimated sublease rates. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue.

The lease reserve decreased during the first quarter of 2001 by $173,000. This reduction was primarily a result of a reduction in lease expense of $498,000 due to an increase in estimated sublease income resulting from an increase in certain estimated rates. This reduction was offset, in part, by a $325,000 decrease in expected sublease income due to an increase in the estimated time it may take to sublease certain properties. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue.

On-Going Expenses
-----------------

The on-going expense reserve represents exit activity costs which are not associated with or do not benefit activities that will be continued. These costs are necessary to maintain the remaining closed stores until sold, sublet or otherwise vacated. The on-going costs reserve includes general maintenance costs such as utilities, security, telephone, real estate taxes and personal property taxes which will be incurred until the properties are disposed. The reserve for on-going costs will diminish as sites are sold, sublet or otherwise vacated and such activities are estimated to be completed by the end of fiscal 2002.

In the third quarter of 2001, the on-going expense reserve decreased slightly. This change was a result of a decrease in the reserve due to lower than estimated security costs, offset by an increase in the reserve due to an increase in the estimated time it is expected to take to sublease, sell, or otherwise vacate the remaining properties.

In the second quarter of 2001, the on-going reserve was decreased by approximately $579,000 due primarily to lower than anticipated utility costs to maintain the closed stores and lower personal property taxes. This adjustment was reversed through costs of merchandise sales and costs of service revenue. This decrease was offset, in part, by an approximate $375,000 increase in the reserve due primarily to an increase in the estimated time it is expected to take to sublease or sell certain remaining properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses.

In the first quarter of 2001, the on-going reserve was increased by approximately $380,000 which was due primarily to an increase in estimated time to sublease or sell certain properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses.

Severance Reserve
-----------------

The total number of employees separated due to the Profit Enhancement Plan was approximately 1,000. The 1,000 employees were composed of 76% store employees, 13% distribution employees, and 11% Store Support Center and field administrative employees. The total severance paid in connection with the Profit Enhancement Plan was $1,353,000.

In the second quarter, the Company reversed the remaining severance of $17,000 due to a lower than estimated final payment. This reversal was recorded in selling, general & administrative expenses, the expense line originally charged.
                                       9

In the first quarter, the Company reversed the severance reserve by $52,000 due primarily to certain employees originally expected to be receiving severance failing to qualify to receive payments.

Future Non-Reservable Expenses
------------------------------

Future non-reservable expenses are those costs which could not be reserved, but were incurred as a result of the Profit Enhancement Plan. These expenses relate to costs incurred which have a future economic benefit to the Company such as the transferring of inventory and equipment out of properties closed by the Profit Enhancement Plan.

The Company did not incur expenses of this nature in third quarter 2001.

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

Profit Enhancement Plan Expense Summary
---------------------------------------
Below are tables summarizing expenses related to the Profit Enhancement Plan for the thirteen weeks ended and thirty-nine weeks ended November 3, 2001. The details and reasons for the changes are as described above in the respective reserve categories.


Profit Enhancement Plan Expense Summary
Thirteen weeks ended November 3, 2001

(dollar amounts                     Non-Reservable  Total
in thousands)                       Expense         Expense
                                    Incurred in     Thirteen
Income Statement       Reserve      Third Quarter   Weeks Ended
Classification         Adjustments  Fiscal 2001     Nov. 3, 2001
----------------------------------------------------------------
Costs of
   Merchandise Sales   $ (109)        $  -           $ (109)

Costs of
   Service Revenue       (597)           -             (597)

Selling, General and
   Administrative         156            -              156
----------------------------------------------------------------
Total Expenses         $ (550)        $  -           $ (550)
----------------------------------------------------------------

Profit Enhancement Plan Expense Summary
Thirty-nine weeks ended November 3, 2001

(dollar amounts                                     Total
in thousands)                       Non-Reservable  Expense
                                    Expense         Thirty-nine
Income Statement       Reserve      Incurred in     Weeks Ended
Classification         Adjustments  Fiscal 2001     Nov. 3, 2001
----------------------------------------------------------------
Costs of
   Merchandise Sales   $1,247       $641           $1,888

Costs of
   Service Revenue         91          9              100

Selling, General and
   Administrative         166         28              194
----------------------------------------------------------------
Total Expenses         $1,504       $678           $2,182
----------------------------------------------------------------

At the end of the third quarter 2000, the Company set up a reserve liability account which is included in accrued liabilities on the consolidated balance sheet. This liability account tracks all accruals including remaining rent on leases net of sublease income, severance, and on-going expenses for the closed facilities. The following chart reconciles the change in reserve from fiscal year-end February 3, 2001 through the period ended November 3, 2001. All additions and adjustments were charged or credited through the appropriate line items on the statement of operations.

(dollar amounts             Lease          Fixed                               On-Going
   in thousands)           Expenses        Assets           Severance          Expenses           Total
-------------------------------------------------------------------------------------------------------------
Reserve Balance at
   February 3, 2001        $ 7,054        $      -           $   209            $ 2,960          $ 10,223
-------------------------------------------------------------------------------------------------------------
Addition                       325             400                 -                380             1,105
-------------------------------------------------------------------------------------------------------------
Utilization                 (1,375)           (400)              (67)              (914)           (2,756)
-------------------------------------------------------------------------------------------------------------
Adjustments                   (498)              -               (52)                 -              (550)
-------------------------------------------------------------------------------------------------------------
Reserve Balance at
   May 5, 2001             $ 5,506        $      -           $    90            $ 2,426          $  8,022
-------------------------------------------------------------------------------------------------------------
Addition                     2,083               -                 -                375             2,458
-------------------------------------------------------------------------------------------------------------
Utilization                 (1,027)             91               (73)              (323)           (1,332)
-------------------------------------------------------------------------------------------------------------
Adjustments                   (270)            (91)              (17)              (579)             (957)
-------------------------------------------------------------------------------------------------------------
Reserve Balance at
   August 4, 2001          $ 6,292        $      -           $     -            $ 1,899          $  8,191
-------------------------------------------------------------------------------------------------------------
Addition                       302           1,341                 -                115             1,758
-------------------------------------------------------------------------------------------------------------
Utilization                 (2,454)         (1,341)                -               (588)           (4,383)
-------------------------------------------------------------------------------------------------------------
Adjustments                 (2,184)              -                 -               (124)           (2,308)
-------------------------------------------------------------------------------------------------------------
Reserve Balance at
   November 3, 2001        $ 1,956        $      -           $     -            $ 1,302          $  3,258
-------------------------------------------------------------------------------------------------------------

                                       11

NOTE 6.  Debt and Financing Arrangements


In May 2001, the Company repurchased $77,600,000 face value of its Liquid Yield Option Notes (LYONs) at a price of $649 per LYON. The book value of the repurchased LYONs was $51,517,000 and the after-tax extraordinary gain was $228,000.

In May 2001, the Company sold certain operating assets for $14,000,000. The assets were leased back from the purchaser in a lease structured as a one-year term with three one-year renewal options. The resulting lease is being accounted for as an operating lease and the gain of $3,817,000 from the sale of the certain operating assets is deferred until the lease term is completed and the residual guarantee is satisfied, at which time the gain will be recorded in cost of merchandise sales and cost of service revenue.

In June 2001, the Company obtained $90,000,000 in a Senior Secured Credit Facility. The Facility, which is secured by certain equipment and real estate with a total book value of $111,699,000, was issued in two tranches. Tranche A is a term loan for $45,000,000 with an interest rate based on London
Interbank Offered Rate (LIBOR) plus 3.65%. Tranche A is structured as a two-year term loan payable in equal installments with the final payment due in 2003. Tranche B is a term loan for $45,000,000 with an interest rate of LIBOR plus 3.95%. Tranche B is structured as a five-year term loan payable in equal installments with the final payment due in 2006. Provisions of the Senior Secured Credit Facility require the Company to maintain certain financial ratios. Provisions also include limitations or restrictions on indebtedness and liens. The Company used the proceeds from the facility to repurchase the outstanding LYONs that were put back to the Company on the September 20, 2001 put date.

In July 2001, the Company repurchased $3,000,000 face value of its LYONs at a price of $656 per LYON. The book value of the repurchased LYONs was $2,006,000 and the after-tax extraordinary gain was $6,000.

In the third quarter of 2001, the Company reclassed the $50,000,000 Medium-Term Note and the remaining $43,005,000 of the $49,000,000
Medium-Term Note to current liabilities on the consolidated balance sheet. These Medium-Term notes are redeemable at the option of the holder on July 16, 2002 and September 19, 2002, respectively.

In September 2001, the Company repurchased $159,702,000 face value of its LYONs which were redeemed at the option of the holder at a price of $673 per LYON. The book value of the repurchased LYONs was $107,475,000 and the after-tax extraordinary loss was $994,000.

NOTE 7. Net Earnings Per Share

                                                               Thirteen weeks ended                  Thirty-nine weeks ended
(in thousands, except per share data)                   -----------------------------------    ------------------------------------
                                                           Nov. 3, 2001       Oct. 28, 2000       Nov. 3, 2001        Oct. 28, 2000
                                                        ---------------     ---------------    ---------------      ---------------
(a)  Net earnings (loss) before extraordinary item....         $ 11,016          $ (62,271)          $ 32,408           $ (54,455)
-----------------------------------------------------------------------------------------------------------------------------------
(b)  Adjusted net earnings (loss) before
       extraordinary item.............................         $ 11,016          $ (62,271)          $ 32,408           $ (54,455)
-----------------------------------------------------------------------------------------------------------------------------------

(c)  Average number of common shares outstanding
       during the period..............................           51,375             51,112             51,328              51,055

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price........              879                  -                523                   -
-----------------------------------------------------------------------------------------------------------------------------------
(d)  Average number of common shares assumed
       outstanding during the period..................           52,254             51,112             51,851              51,055
-----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) per Share:
     Before Extraordinary item (a/c)..................         $    .21          $   (1.22)          $    .63           $   (1.07)
     Extraordinary item, net of tax...................             (.02)              (.02)              (.02)                .04
-----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) per Share                                $    .19          $   (1.24)          $    .61           $   (1.03)
-----------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) per Share:
     Before Extraordinary item (b/d)..................         $    .21          $   (1.22)          $    .63           $   (1.07)
     Extraordinary item, net of tax...................             (.02)              (.02)              (.02)                .04
-----------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) per Share                              $    .19          $   (1.24)          $    .61           $   (1.03)
-----------------------------------------------------------------------------------------------------------------------------------

Adjustments for certain convertible securities were antidilutive during the thirteen and thirty-nine week periods ended November 3, 2001 and October 28, 2000, and therefore, excluded from the computation of diluted EPS; however, these securities could potentially be dilutive in the future. Options to purchase shares of common stock which were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the shares of common stock during the thirteen and thirty-nine week periods ended November 3, 2001 and October 28, 2000 were as follows:

                                                               Thirteen weeks ended                    Thirty-nine weeks ended
(in thousands)                                           -----------------------------------    -----------------------------------
                                                            Nov. 3, 2001       Oct. 28, 2000       Nov. 3, 2001       Oct. 28, 2000
                                                         ---------------      --------------    ---------------      --------------
Common shares associated with antidilutive stock
  options excluded from computation of diluted EPS ...             3,941               5,410              3,944               5,349
                                                         ---------------      --------------    ---------------      --------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES - November 3, 2001
--------------------------------------------------
The Company's cash requirements arise principally from the capital expenditures related to existing stores, offices and warehouses, the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. During the first nine months of fiscal 2001, the Company invested $11,895,000 in property and equipment while net inventory (net inventory includes the change in inventory less the change in accounts payable) decreased $54,503,000. Working capital decreased from $109,207,000 at February 3, 2001 to $73,058,000 at November 3, 2001. At November 3, 2001, the Company had stockholders' equity of $617,112,000 and long-term debt of $522,173,000. The Company's long-term debt was 46% of its total capitalization at November 3, 2001 and 52% at February 3, 2001. As of November 3, 2001, the Company had available lines of credit totaling $143,885,000.

The Company has postponed the opening of the Supercenter planned for fourth quarter 2001 until early fiscal 2002. As a result, the Company has increased its planned number of openings to two Supercenters in fiscal 2002. Management estimates the costs associated with capital expenditures relating to existing stores, warehouses and offices for the remainder of fiscal 2001, will be approximately $8,105,000. The Company anticipates that its net cash provided by operating activities and its existing lines of credit will exceed its principal cash requirements for capital expenditures and net inventory in fiscal 2001.

In the third quarter of 2001, the Company reclassed the $50,000,000 Medium-Term Note and the remaining $43,005,000 of the $49,000,000 Medium-Term Note to current liabilities on the consolidated balance sheet. These Medium-Term notes are redeemable at the option of the holder on July 16, 2002 and September 19, 2002, respectively. The Company anticipates being able to repurchase these notes with cash from operations and its existing lines of credit.

In September 2001, the Company repurchased $159,702,000 face value of its Liquid Yield Option Notes (LYONs) which were redeemed at the option of the holder at a price of $673 per LYON. The book value of the repurchased LYONs was $107,475,000 and the after-tax extraordinary loss was $994,000. The Company has exercised its right to repurchase the remaining LYONs and the transaction was completed early in the fourth quarter of fiscal 2001.

In July 2001, the Company repurchased $3,000,000 face value of its LYONs at a price of $656 per LYON. The book value of the repurchased LYONs was $2,006,000 and the after-tax extraordinary gain was $6,000.

In June 2001, the Company obtained $90,000,000 in a Senior Secured Credit Facility. The Facility, which is secured by certain equipment and real estate with a total book value of $111,699,000, was issued in two tranches. Tranche A is a term loan for $45,000,000 with an interest rate based on London
Interbank Offered Rate (LIBOR) plus 3.65%. Tranche A is structured as a two-year term loan payable in equal installments with the final payment due in 2003. Tranche B is a term loan for $45,000,000 with an interest rate of LIBOR plus 3.95%. Tranche B is structured as a five-year term loan payable in equal installments with the final payment due in 2006. Provisions of the Senior Secured Credit Facility require the Company to maintain certain financial ratios. Provisions also include limitations or restrictions on indebtedness and liens. The Company used the proceeds from the facility to repurchase the outstanding LYONs that were put back to the Company on the September 20, 2001 put date.

In May 2001, the Company sold certain operating assets for $14,000,000. The assets were leased back from the purchaser in a lease structured as a one-year term with three one-year renewal options. The resulting lease is being accounted for as an operating lease and the gain of $3,817,000 from the sale of the certain operating assets is deferred until the lease term is completed and the residual guarantee is satisfied, at which time the gain will be recorded in cost of merchandise sales and cost of service revenue.

In May 2001, the Company repurchased $77,600,000 face value of its LYONs at a price of $649 per LYON. The book value of the repurchased LYONs was $51,517,000 and the after-tax extraordinary gain was $228,000.


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

Plan Update
-----------

The Profit Enhancement Plan has been progressing closely to the schedule originally estimated by the Company. Each of the 38 stores and one of the distribution centers identified for closure were closed on or before October 28, 2000. The second distribution center was closed on November 30, 2000.
All employees were notified of their separation on or before October 28, 2000. The assets held for disposal were reclassed and depreciation was stopped on October 28, 2000 which was concurrent with the announcement of the Profit Enhancement Plan and the closure of the stores.

As of the end of the third quarter 2001, the Company is progressing in its efforts to sublease, sell or otherwise vacate the leased and owned properties closed as a result of the Profit Enhancement Plan. The Company has successfully sold, sublet or terminated the lease of two distribution centers, eight of the closed stores and a surplus property through the third quarter of 2001. The Company estimates the remaining properties will be sold, sublet or otherwise vacated by the end of fiscal 2002.

Assets Held for Disposal
------------------------

The assets held for disposal as of the end of the third quarter 2001 included the building and land of the remaining closed stores owned by the Company, additional surplus land, and equipment from the remaining closed stores. The carrying values of the buildings and land as of November 3, 2001 were $16,069,000.

In the third quarter of 2001, the Company sold two properties for a loss of $782,000 which was recorded in costs of merchandise sales and selling, general and administrative expenses on the consolidated statement of operations. The net proceeds from the sales of these properties totaled approximately $2,017,000. Additionally, the Company recorded a downward revision in the estimated values for certain properties of $436,000. This reduction was recorded in costs of merchandise sales on the consolidated statement of operations.

In the second quarter of 2001, the Company sold one site resulting in proceeds of $1,986,000, including a gain of $91,000 which was recorded in costs of merchandise sales.

In the first quarter of 2001, the carrying values for the buildings and land were reduced from their original estimated value of $21,680,000 by $400,000 due to a downward revision in the estimated value for one site.

It is expected that one property with a carrying value of $1,886,000 will be disposed of by the end of fiscal 2001, with the remaining nine properties with a carrying value of $14,183,000 expected to be disposed of by the end of the second quarter 2002. The Company continues to monitor the status for disposing of its owned properties. In the third quarter of 2001, the Company increased the estimated amount of time it will take to sell three of its properties. In the second quarter of 2001, the Company increased its estimate for the amount of time it will take to sell certain properties into fiscal 2002. An adjustment was reflected in on-going expenses for the increased time required to maintain these properties.

As of November 3, 2001, the carrying value of equipment held for disposal was $637,000. This carrying value reflects a reduction of estimated proceeds for a portion of the equipment held for disposal. In the third quarter of 2001, the loss was recorded in costs of merchandise sales on the consolidated statement of operations.

The carrying value for the equipment held for disposal at August 4, 2001 was $727,000 which was less than the initial estimate of $949,000. This decrease was primarily attributed to the sales of equipment during the second quarter of 2001 and additional write-offs of equipment.

Lease Reserve
-------------
During the third quarter of 2001, the Company was able to sublease three properties and exit the lease of three other properties. The transactions resulted in a decrease in the previously recorded lease reserve due to better than estimated results. The lease reserve decreased during the third quarter of 2001 by $1,882,000. This change was due to a decrease of $2,184,000 resulting primarily from lower than estimated realized costs for exiting certain leases, higher realized sublease income on leased properties subleased and lower realized commissions on the sublease of those properties. The decrease was offset, in part, by an increase in the lease reserve of $302,000 due primarily to an increase in the estimated time it may take to sublease certain properties. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue. The Company expects the remaining leased properties to be subleased or otherwise vacated by the end of fiscal 2002.

The lease reserve increased during the second quarter of 2001 by $1,812,000. This increase was attributed to a $2,083,000 increase due primarily to a decrease in the estimated months of sublease income coupled with higher estimated lease costs as the Company attempts to exit leases for certain stores early. This increase was offset, in part, by a decrease in lease expense of $270,000 due primarily to an increase in certain estimated sublease rates. The effect of these adjustments were recorded in costs of merchandise sales and costs of service revenue.

The lease reserve decreased during the first quarter of 2001 by $173,000. This reduction was primarily a result of a reduction in lease expense of $498,000 due to an increase in estimated sublease income resulting from an increase in certain estimated rates. This reduction was offset, in part, by a $325,000 decrease in expected sublease income due to an increase in the estimated time it may take to sublease certain properties. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue.

On-Going Expenses
-----------------

The on-going expense reserve represents exit activity costs which are not associated with or do not benefit activities that will be continued. These costs are necessary to maintain the remaining closed stores until sold, sublet or otherwise vacated. The on-going costs reserve includes general maintenance costs such as utilities, security, telephone, real estate taxes and personal property taxes which will be incurred until the properties are disposed. The reserve for on-going costs will diminish as sites are sold, sublet or otherwise vacated and such activities are estimated to be completed by the end of fiscal 2002.


In the third quarter of 2001, the on-going expense reserve decreased slightly. This change was a result of a decrease in the reserve due to lower than estimated security costs, offset by an increase in the reserve due to an increase in the estimated time it is expected to take to sublease, sell, or otherwise vacate the remaining properties.

In the second quarter of 2001, the on-going reserve was decreased by approximately $579,000 due primarily to lower than anticipated utility costs to maintain the closed stores and lower personal property taxes. This adjustment was reversed through costs of merchandise sales and costs of service revenue. This decrease was offset, in part, by an approximate $375,000 increase in the reserve due primarily to an increase in the estimated time it is expected to take to sublease or sell certain remaining properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses.

In the first quarter of 2001, the on-going reserve was increased by approximately $380,000 which was due primarily to an increase in estimated time to sublease or sell certain properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses.

Severance Reserve
-----------------

The total number of employees separated due to the Profit Enhancement Plan was approximately 1,000. The 1,000 employees were composed of 76% store employees, 13% distribution employees, and 11% Store Support Center and field administrative employees. The total severance paid in connection with the Profit Enhancement Plan was $1,353,000.

In the second quarter, the Company reversed the remaining severance of $17,000 due to a lower than estimated final payment. This reversal was recorded in selling, general & administrative expenses, the expense line originally charged.

In the first quarter, the Company reversed the severance reserve by $52,000 due primarily to certain employees originally expected to be receiving severance failing to qualify to receive payments.

Future Non-Reservable Expenses
------------------------------

Future non-reservable expenses are those costs which could not be reserved, but were incurred as a result of the Profit Enhancement Plan. These expenses relate to costs incurred which have a future economic benefit to the Company such as the transferring of inventory and equipment out of properties closed by the Profit Enhancement Plan.

The Company did not incur expenses of this nature in the third quarter 2001.

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

Profit Enhancement Plan Expense Summary
---------------------------------------
Below are tables summarizing expenses related to the Profit Enhancement Plan for the thirteen weeks ended and thirty-nine weeks ended November 3, 2001. The details and reasons for the changes are as described above in the respective reserve categories.


Profit Enhancement Plan Expense Summary
Thirteen weeks ended November 3, 2001

(dollar amounts                     Non-Reservable  Total
in thousands)                       Expense         Expense
                                    Incurred in     Thirteen
Income Statement       Reserve      Third Quarter   Weeks Ended
Classification         Adjustments  Fiscal 2001     Nov. 3, 2001
----------------------------------------------------------------
Costs of
   Merchandise Sales   $ (109)        $  -           $ (109)

Costs of
   Service Revenue       (597)           -             (597)

Selling, General and
   Administrative         156            -              156
----------------------------------------------------------------
Total Expenses         $ (550)        $  -           $ (550)
----------------------------------------------------------------

Profit Enhancement Plan Expense Summary
Thirty-nine weeks ended November 3, 2001

(dollar amounts                                     Total
in thousands)                       Non-Reservable  Expense
                                    Expense         Thirty-nine
Income Statement       Reserve      Incurred in     Weeks Ended
Classification         Adjustments  Fiscal 2001     Nov. 3, 2001
----------------------------------------------------------------
Costs of
   Merchandise Sales   $1,247       $641           $1,888

Costs of
   Service Revenue         91          9              100

Selling, General and
   Administrative         166         28              194
----------------------------------------------------------------
Total Expenses         $1,504       $678           $2,182
----------------------------------------------------------------



At the end of the third quarter 2000, the Company set up a reserve liability account which is included in accrued liabilities on the consolidated balance sheet. This liability account tracks all accruals including remaining rent on leases net of sublease income, severance, and on-going expenses for the closed facilities. The following chart reconciles the change in reserve from fiscal year-end February 3, 2001 through the period ended November 3, 2001. All additions and adjustments were charged or credited through the appropriate line items on the statement of operations.

(dollar amounts             Lease          Fixed                               On-Going
   in thousands)           Expenses        Assets           Severance          Expenses           Total
-------------------------------------------------------------------------------------------------------------
Reserve Balance at
   February 3, 2001        $ 7,054        $      -           $   209            $ 2,960          $ 10,223
-------------------------------------------------------------------------------------------------------------
Addition                       325             400                 -                380             1,105
-------------------------------------------------------------------------------------------------------------
Utilization                 (1,375)           (400)              (67)              (914)           (2,756)
-------------------------------------------------------------------------------------------------------------
Adjustments                   (498)              -               (52)                 -              (550)
-------------------------------------------------------------------------------------------------------------
Reserve Balance at
   May 5, 2001             $ 5,506        $      -           $    90            $ 2,426          $  8,022
-------------------------------------------------------------------------------------------------------------
Addition                     2,083               -                 -                375             2,458
-------------------------------------------------------------------------------------------------------------
Utilization                 (1,027)             91               (73)              (323)           (1,332)
-------------------------------------------------------------------------------------------------------------
Adjustments                   (270)            (91)              (17)              (579)             (957)
-------------------------------------------------------------------------------------------------------------
Reserve Balance at
   August 4, 2001          $ 6,292        $      -           $     -            $ 1,899          $  8,191
-------------------------------------------------------------------------------------------------------------
Addition                       302           1,341                 -                115             1,758
-------------------------------------------------------------------------------------------------------------
Utilization                 (2,454)         (1,341)                -               (588)           (4,383)
-------------------------------------------------------------------------------------------------------------
Adjustments                 (2,184)              -                 -               (124)           (2,308)
-------------------------------------------------------------------------------------------------------------
Reserve Balance at
   November 3, 2001        $ 1,956        $      -           $     -            $ 1,302          $  3,258
-------------------------------------------------------------------------------------------------------------

                                        19


Results of Operation -

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                     Nov. 3, 2001       Oct. 28, 2000       Fiscal 2001 vs.
                                                         (Fiscal 2001)       (Fiscal 2000)        Fiscal 2000
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         81.2%               81.1%              (11.3)%
Service Revenue (1)...................................         18.8                18.9               (11.9)
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0               (11.4)

Costs of Merchandise Sales (2)........................         70.7 (3)            89.1 (3)           (29.6)
Costs of Service Revenue (2)..........................         76.1 (3)            90.4 (3)           (25.8)
                                                              ------              ------              ------
Total Costs of Revenues...............................         71.7                89.3               (28.9)

Gross Profit from Merchandise Sales...................         29.3 (3)            10.9 (3)           138.0
Gross Profit from Service Revenue.....................         23.9 (3)             9.6 (3)           118.6
                                                              ------              ------              ------
Total Gross Profit....................................         28.3                10.7               134.7

Selling, General and Administrative Expenses..........         23.3                23.9               (13.8)
                                                              ------              ------              ------
Operating Profit (Loss)...............................          5.0               (13.3)              133.1

Nonoperating Income...................................          0.3                 0.1               213.7
Interest Expense......................................          2.2                 2.4               (21.8)
                                                              ------              ------              ------
Earnings (Loss) Before Income Taxes...................          3.1               (15.6)              117.4

Income Taxes..........................................         34.9 (4)            36.0 (4)           117.0
                                                              ------              ------              ------
Net Earnings (Loss) Before Extraordinary Item.........          2.0               (10.0)              117.7
Extraordinary Item, Net of Tax........................         (0.2)               (0.2)                6.0
                                                              ------              ------              ------
Net Earnings (Loss)...................................          1.8               (10.2)              115.9
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

Thirteen Weeks Ended November 3, 2001 vs. Thirteen Weeks Ended October 28, 2000
-------------------------------------------------------------------------------

Total revenues for the third quarter decreased 11.4% led by an 11.3% decrease in merchandise sales. This revenue decrease was due primarily to less stores in operation during 2001 vs. 2000. This decrease was also driven by an 8.4% decrease in total comparable store revenues in 2001. Comparable store merchandise sales decreased 8.4% and comparable service revenue decreased 8.7%. This decline in total and comparable revenue reflected the impact of the closure of the 38 stores and other steps taken in October 2000 in conjunction with implementing the Company's Profit Enhancement Plan, coupled with the decline in retail spending that followed the events that occurred on September 11.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 29.3% in 2001 from 10.9% in 2000. This increase, as a percentage of merchandise sales, was due primarily to a reduction recorded in 2001 of $109,000 to previous charges associated with the Profit Enhancement Plan, compared to charges recorded in 2000 of $62,665,000 and $5,429,000 associated with the Profit Enhancement Plan and asset impairments, respectively. Higher merchandise margins and a decrease in warehousing costs, as a percentage of merchandise sales, also contributed to the increase in gross profit from merchandise sales. The improved merchandise margins, as a percentage of merchandise sales, were a result of a combination of improvement in the mix of sales, selectively higher retail pricing and lower product acquisition costs. The decrease in warehousing costs, as a percentage of merchandise sales, were a result of the effects of a supply chain initiative implemented last year to improve efficiencies.

Gross profit from service revenue increased, as a percentage of service revenue, to 23.9% in 2001 from 9.6% in 2000. This increase, as a percentage of service revenue, was due primarily to a decrease in service center personnel costs, as a percentage of service revenue, coupled with a reduction recorded in 2001 of $597,000 related to previous charges associated with the Profit Enhancement Plan, compared to a $5,361,000 charge recorded in 2000 associated with the Profit Enhancement Plan. Additionally, a decrease in service benefits, as a percentage of service revenue, also contributed to the increase in gross profit from service revenue. The decrease in service center personnel costs and service benefits, as a percentage of service revenue, was a result of the steps taken in the Profit Enhancement Plan.

Selling, general and administrative expenses decreased, as a percentage of total revenues to 23.3% in 2001 from 23.9% in 2000. This decrease, as a percentage of total revenues, was due primarily to a decrease in general office expense, as a percentage of total revenues, coupled with Profit Enhancement Plan charges recorded in 2001 of $156,000, compared to $3,208,000 recorded in 2000. These decreases were offset, in part, by an increase in media expense from 2000 to 2001 of $2,079,000 or .38% of total revenue. The increase in media expense, as a percentage of total revenues, was a result of lower vendor reimbursements. The decrease in general office expense, as a percentage of total revenues, was a result of lower legal expenses, as a percentage of total revenues.

Nonoperating income consisted of the following:
  (in thousands)
                                        2001            2000
                                       ------          ------
  Net rental revenue                   $  579          $  455
  Investment income                       651              71
  Other income (expense)                  241             (57)
                                       ------          ------
  Total                                $1,471          $  469
                                       ======          ======

Interest expense was $3,315,000 or 21.8% lower than last year, due to lower debt levels, coupled with lower average interest rates.

Net earnings increased, as a percentage of total revenues, due primarily to a net reduction recorded in 2001 of $358,000 related to previous charges associated with the Profit Enhancement Plan, compared to net charges recorded in 2000 of $45,590,000 and $3,475,000 associated with the Profit Enhancement Plan and asset impairments, respectively. Also contributing to the net earnings increase, as a percentage of total revenues, were increases in both gross profit from merchandise sales and service revenue, as a percentage of merchandise sales and service revenue, respectively, coupled with decreases in selling, general and administrative expenses and interest expense, as a percentage of total revenues, and an increase in nonoperating revenue, as a percentage of total revenues.



Results of Operation -

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirty-nine weeks ended                                   Nov. 3, 2001       Oct. 28, 2000       Fiscal 2001 vs.
                                                          (Fiscal 2001)       (Fiscal 2000)        Fiscal 2000
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         80.8%               81.2%              (10.9)%
Service Revenue (1)...................................         19.2                18.8                (8.6)
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0               (10.5)

Costs of Merchandise Sales (2)........................         70.9 (3)            78.2 (3)           (19.2)
Costs of Service Revenue (2)..........................         74.8 (3)            85.2 (3)           (19.8)
                                                              ------              ------              ------
Total Costs of Revenues...............................         71.6                79.5               (19.3)

Gross Profit from Merchandise Sales...................         29.1 (3)            21.8 (3)            18.8
Gross Profit from Service Revenue.....................         25.2 (3)            14.8 (3)            55.9
                                                              ------              ------              ------
Total Gross Profit....................................         28.4                20.5                23.9

Selling, General and Administrative Expenses..........         23.2                22.9                (9.2)
                                                              ------              ------              ------
Operating Profit (Loss)...............................          5.2                (2.4)              294.2

Nonoperating Income...................................          0.2                 0.1               125.1
Interest Expense......................................          2.3                 2.3                (7.2)
                                                              ------              ------              ------
Earnings (Loss) Before Income Taxes...................          3.1                (4.6)              159.5

Income Taxes..........................................         36.0 (4)            36.0 (4)           159.5
                                                              ------              ------              ------
Net Earnings (Loss) Before Extraordinary Item.........          1.9                (2.9)              159.5
Extraordinary Item, Net of Tax........................         (0.0)                0.1              (136.6)
                                                              ------              ------              ------
Net Earnings (Loss)...................................          1.9                (2.8)              160.4
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

Thirty-nine weeks Ended Nov. 3, 2001 vs. Thirty-nine Weeks Ended Oct. 28, 2000
------------------------------------------------------------------------------

Total revenues for the first nine months decreased 10.5% led by a 10.9% decrease in merchandise sales. This revenue decrease was due primarily to less stores in operation during 2001 vs. 2000. This decrease was also driven by a decrease in comparable store revenues of 7.6% in 2001. Comparable store merchandise sales decreased 8.1% and comparable service revenue decreased 5.3%. This decline in total and comparable revenue reflected the impact of the closure of the 38 stores and other steps taken in October 2000 in conjunction with implementing the Company's Profit Enhancement Plan.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 29.1% in 2001 from 21.8% in 2000. This increase, as a percentage of merchandise sales, was due primarily to Profit Enhancement Plan charges recorded in 2001 of $1,888,000, compared to charges recorded in 2000 of $62,665,000 and $5,429,000 associated with the Profit Enhancement Plan and asset impairments, respectively. Higher merchandise margins and a decrease in warehousing costs, as a percentage of merchandise sales, offset, in part, by an increase in store occupancy costs, as a percentage of merchandise sales, also contributed to the increase in gross profit from merchandise sales. The improved merchandise margins, as a percentage of merchandise sales, were a result of a combination of improvement in the mix of sales, selectively higher retail pricing and lower product acquisition costs. The decrease in warehousing costs, as a percentage of merchandise sales, were a result of the effects of a supply chain initiative implemented last year to improve efficiencies. The increase in store occupancy costs, as a percentage of merchandise sales, was a result of higher utilities costs, particularly in California.

Gross profit from service revenue increased, as a percentage of service revenue, to 25.2% in 2001 from 14.8% in 2000. This increase, as a percentage of service revenue, was due primarily to a decrease in service personnel costs, as a percentage of service revenue, coupled with Profit Enhancement Plan charges recorded in 2001 of $100,000, compared to $5,361,000 recorded in 2000. The decrease in service center personnel costs, as a percentage of service revenue, was a result of the steps taken in the Profit Enhancement Plan.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 23.2% in 2001 from 22.9% in 2000. This increase, as a percentage of total revenues, was due primarily to an increase in media expenses from 2000 to 2001 of $8,788,000, or .53% of total revenues, offset, in part, by a decrease in general office expense, as a percentage of total revenues, and Profit Enhancement Plan charges recorded in 2001 of $194,000, compared to $3,208,000 recorded in 2000. The increase in media expense, as a percentage of total revenues, was a result of lower vendor reimbursements. The decrease in general office expense, as a percentage of total revenues, was a result of lower legal expense, as a percentage of total revenues.

Interest expense was 7.2% lower than last year, due primarily to lower debt levels.

Net earnings increased, as a percentage of total revenues, due primarily to a net Profit Enhancement Plan charge recorded in 2001 of $1,397,000, compared to net charges recorded in 2000 of $45,590,000 and $3,475,000 associated with Profit Enhancement Plan and asset impairments, respectively. Also contributing to the net earnings increase, as a percentage of total revenues, were increases in both gross profit from merchandise sales and service revenue, as a percentage of merchandise sales and service revenue, respectively. These gross profit increases were offset, in part, by increases in selling, general and administrative expenses and interest expense, as a percentage of total revenues, coupled with an extraordinary loss of $758,000 in 2001, compared to a $2,069,000 extraordinary gain in 2000.

NEW ACCOUNTING STANDARDS
------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has adopted this statement in the first quarter of fiscal 2001 with no material effect on its financial statements.

In May 2000, the Emerging Issues Task Force (EITF) issued EITF 00-14, "Accounting for Certain Sales Incentives." This pronouncement deals with accounting for certain types of sales incentives offered by companies to its customers. The Company has adopted this pronouncement with no material effect on its financial statements.

In June 2000, the FASB issued Financial Interpretation Number 44, "Accounting for Certain Transactions involving Stock Compensation." This interpretation provides additional guidance for Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has incorporated the guidance provided by the interpretation with no material effect on its financial statements.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement apply to all business combinations initiated after June 30, 2001. SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. Adoption of SFAS 142 will result in ceasing amortization of goodwill. All of the provisions of the statement are effective in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company does not expect the adoption of these standards to have a material effect on its consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset
Retirement Obligations." SFAS No. 143 addresses accounting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This SFAS supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions, for the Disposal of a Segment of a Business." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreements and Secured Credit Facility; changes in the the lenders' prime rate or LIBOR could affect the rates at which the Company could borrow funds thereunder. At November 3, 2001, the Company had $120,308,000 outstanding borrowings under these credit facilities. There have been no material changes to the market risk disclosures as reported in the Company's Form 10-K for the fiscal year ended February 3, 2001.

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


                                  THE PEP BOYS - MANNY, MOE & JACK
                                  --------------------------------
                                                      (Registrant)

Date: December 18, 2001                 By: /s/ George Babich, Jr.
      -----------------------            -------------------------

                                                 George Babich, Jr.
                                            Executive Vice President &
                                            Chief Financial Officer