Form 10-K
period 2002-02-02
PEP BOYS MANNY MOE & JACK
filed 2002-05-03
CIK 77449

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-K


(Mark One)

(x) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended February 2, 2002

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

                                  Yes       No  X
                                     -----    -----


As of the close of business on April 6, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $764,223,728.

As of April 6, 2002, there were 53,646,131 shares of the registrant's common stock outstanding.

This Annual Report on Form 10-K contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward looking statements involve risks and uncertainties which could cause actual results to materially differ from those expressed in any such forward looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements."

DOCUMENTS INCORPORATED BY REFERENCE

PART III Portions of the registrant's definitive proxy statement, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year, for the Company's Annual Meeting of Shareholders presently scheduled to be held on May 29, 2002.

This Annual Report on Form 10-K for the year ended February 2, 2002 at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities on or after the date of such filing, pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

                                     PART I

ITEM 1 BUSINESS

GENERAL

The Pep Boys - Manny, Moe & Jack and subsidiaries (the "Company") is a leading automotive retail and service chain. The Company operates in one industry, the automotive aftermarket. The Company is engaged principally in the retail sale of automotive parts, tires and accessories, automotive maintenance and service and the installation of parts. The Company's primary operating unit is its SUPERCENTER format. As of February 2, 2002, the Company operated 628 stores consisting of 615 SUPERCENTERS and one SERVICE & TIRE CENTER, having an aggregate of 6,507 service bays, as well as 12 non-service/non-tire format PEP BOYS EXPRESS stores. The Company operates approximately 12,841,000 gross square feet of retail space, including service bays. The SUPERCENTERS average approximately 20,700 square feet and the 12 PEP BOYS EXPRESS stores average approximately 9,600 square feet. The Company believes that its unique SUPERCENTER format offers the broadest capabilities in the industry and positions the Company to gain market share and increase its profitability by serving "do-it-yourself" (retail) and "do-it-for-me" (service labor, installed merchandise/commercial and tires) customers with the highest quality merchandise and service offerings.

As of February 2, 2002 the Company operated its stores in 36 states and Puerto Rico. The following table indicates by state the number of stores of the Company in operation at the end of fiscal 1998, 1999, 2000 and 2001 and the number of stores opened and closed by the Company during each of the last three fiscal years:


                                     NUMBER OF STORES AT END OF FISCAL YEARS 1998 THROUGH 2001

                                  1998                           1999                          2000                           2001
                                  Year                           Year                          Year                           Year
State                              End       Opened     Closed    End       Opened   Closed     End      Opened    Closed      End
------                             ---       ------     ------    ---       ------   ------     ---      ------    ------      ---

Alabama                              1            -         -       1           -         -       1           -         -        1
Arizona                             23            -         -      23           -         -      23           -         -       23
Arkansas                             1            -         -       1           -         -       1           -         -        1
California                         132            4         -     136           -         1     135           -         -      135
Colorado                             8            -         -       8           -         -       8           -         -        8
Connecticut                          9            -         -       9           -         1       8           -         -        8
Delaware                             6            -         -       6           -         -       6           -         -        6
Florida                             48            -         -      48           -         1      47           -         -       47
Georgia                             26            -         -      26           -         -      26           -         -       26
Illinois                            25            -         -      25           -         1      24           -         -       24
Indiana                             12            1         -      13           -         4       9           -         -        9
Kansas                               2            -         -       2           -         -       2           -         -        2
Kentucky                             4            -         -       4           -         -       4           -         -        4
Louisiana                           12            -         -      12           -         2      10           -         -       10
Maine                                1            -         -       1           -         -       1           -         -        1
Maryland                            19            -         -      19           -         -      19           -         -       19
Massachusetts                        8            2         -      10           -         2       8           -         -        8
Michigan                            15            2         -      17           -        10       7           -         -        7
Minnesota                            2            1         -       3           -         -       3           -         -        3
Missouri                             1            -         -       1           -         -       1           -         -        1
Nevada                              12            -         -      12           -         -      12           -         -       12
New Hampshire                        4            -         -       4           -         -       4           -         -        4
New Jersey                          25            3         -      28           -         -      28           -         -       28
New Mexico                           8            -         -       8           1         1       8           -         -        8
New York                            30            3         -      33           1         5      29           1         -       30
North Carolina                      11            -         -      11           -         -      11           -         -       11
Ohio                                15            -         -      15           -         2      13           -         -       13
Oklahoma                             6            -         -       6           -         -       6           -         -        6
Oregon                               1            2         -       3           -         3       -           -         -        -
Pennsylvania                        46            -         -      46           -         -      46           -         1       45
Puerto Rico                         23            2         -      25           2         -      27           -         -       27
Rhode Island                         3            -         -       3           -         -       3           -         -        3
South Carolina                       6            -         -       6           -         -       6           -         -        6
Tennessee                            7            -         -       7           -         -       7           -         -        7
Texas                               61            -         -      61           -         1      60           -         -       60
Utah                                 6            -         -       6           -         -       6           -         -        6
Virginia                            16            1         -      17           -         -      17           -         -       17
Washington                           3            3         -       6           1         5       2           -         -        2
                                  ----          ---        --     ---        ----        --    ----        ----        --     ----

Total                              638           24         -     662           5        39     628           1         1      628

                                   ===           ==        ==     ===          ==        ==     ===          ==       ===      ===


DEVELOPMENT

The Company's primary focus in fiscal 2001 was improving the performance of its existing stores. In addition during fiscal 2001, the Company opened 1 SUPERCENTER and closed 1 SUPERCENTER.

In fiscal 2002, the Company plans to continue to focus much of its energy on improving the performance of its existing stores. As a result, the Company plans to open only two new stores, both of which will be SUPERCENTERS.
If the two stores are opened, the Company anticipates spending approximately $4,023,540 in addition to the $674,211 it has already spent as of February
2, 2002 in connection with certain of these locations. The Company expects to fund the new stores from net cash generated by operating activities.

PRODUCTS AND SERVICES

Each Pep Boys SUPERCENTER and PEP BOYS EXPRESS store carries a similar product line, with variations based on the number and type of cars registered in the markets where the store is located. A full complement of inventory at a typical store includes an average of approximately 25,000 items. The Company's automotive product line includes: tires (not stocked at PEP BOYS EXPRESS locations); batteries; new and remanufactured parts for domestic and imported cars, including suspension parts, ignition parts, exhaust systems, engines and engine parts, oil and air filters, belts, hoses, air conditioning parts, lighting, wiper blades and brake parts; chemicals, including oil, antifreeze, polishes, additives, cleansers and paints; mobile electronics, including sound systems, alarms, mobile video, and remote vehicle starters; car accessories, including seat covers, floor mats, and exterior accessories; hand tools, including sockets, wrenches, ratchets, paint and body tools, jacks and lift equipment, automotive specialty tools and test gauges; as well as a selection of truck, van and sport utility vehicle accessories.

In addition to offering a wide variety of high quality, name brand products, the Company sells an array of high quality products under various private label names. The Company sells tires under the names CORNELL (R) and FUTURA (R); and batteries under the name PROSTART (R). The Company also sells wheel covers under the name FUTURA (R); water pumps and cooling system parts under the name PROCOOL (R); air filters, anti-freeze, chemicals, cv axles, lubricants, oil, oil filters, oil treatments, transmission fluids and wiper blades under the name PROLINE (R); shock absorbers under the name PRO RYDER (R); alternators, battery booster packs, and starters under the name PROSTART (R); power steering hoses and power steering pumps under the name PROSTEER (tm); Brakes under the name PROSTOP (R); temperature gauges under the name PROTEMP (R); and paints under the name VARSITY (R). All products sold by the Company under various private label names accounted for approximately 34% of the Company's merchandise sales in fiscal 2001. Revenues from the sale of tires accounted for approximately 17.0% of the Company's total revenues in fiscal years 2001 and 2000, and 16.0% in fiscal year 1999. No other class of products accounted for as much as 10% of the Company's total revenues.

The Company has service bays in 616 of its 628 locations. Each service department can perform a variety of services which generally include: engine diagnosis and tune-ups, wheel and front end alignments, state inspection and emission services, air conditioning service, heating and cooling system service, fuel injection and throttle body service, and battery and electrical service; the repair and installation of parts and accessories including brake parts, suspension parts, exhaust systems, front-end parts, ignition parts, belts, hoses, clutches, filters, stereos and speakers, alarms, remote starters and various other merchandise sold in the Company's stores; installation and balancing of tires; and oil and lubrication services. Revenues from maintaining or repairing automobiles and installing products, accounted for approximately 19.2%, 19.1% and 18.4% of the Company's total revenues in fiscal years 2001, 2000 and 1999, respectively.

The Company's commercial automotive parts delivery program was established to increase the Company's market share with the professional installer and to leverage its inventory investment. The program has strengthened the Company's position with the installed merchandise customer by taking greater advantage of the breadth and quality of its parts inventory as well as its experience supplying its own service bays and mechanics. As of February 2, 2002, 485 of the Company's stores provide commercial parts delivery, which represents approximately 77% of its stores.

The Company has a point-of-sale system in all of its stores which gathers sales and gross profit data by stock-keeping unit from each store on a daily basis. This information is then used by the Company to help formulate its pricing, marketing and merchandising strategies.

The Company has an electronic parts catalog and an electronic commercial invoicing system in all of its stores.

The Company has an electronic work order system in all of its service centers. This system creates a service history for each vehicle, provides customers with a comprehensive sales document and enables the Company to maintain a service customer database.

The Company primarily uses an "Everyday Low Price" (EDLP) strategy in establishing its selling prices. Management believes that EDLP provides better value to its customers on a day-to-day basis, helps level customer demand and allows more efficient management of inventories. On occasion, the Company employs a promotional pricing strategy on select items to drive increased customer traffic.

The Company uses various forms of advertising to promote its category-dominant product offering, its state-of-the-art automotive service and repair capabilities and its commitment to customer service and satisfaction. The Company's advertising vehicles include, but are not limited to, television and radio commercials, newspaper advertisements, multi-page catalogs and various in-store promotions. All or most of the gross cost of the advertising directed by the Company is customarily borne by the suppliers of the products advertised.

In fiscal 2001, approximately 52% of the Company's total revenues were cash transactions (including personal checks), and the remainder were credit and debit card transactions and commercial credit accounts.

The Company does not experience significant seasonal fluctuation in the generation of its revenues.

STORE OPERATIONS AND MANAGEMENT

All Pep Boys stores are open seven days a week. Each SUPERCENTER generally has a manager, a service manager and one or more assistant managers. Each PEP BOYS EXPRESS store has a manager and one or more assistant managers. Stores with the auto parts delivery program have a commercial sales manager in addition to the management previously mentioned. A store manager's average length of service with the Company is approximately seven years.

The Company coordinates the operation and merchandising of each store through a network of district and regional managers. The regional managers report to the Divisional Vice Presidents of Operations, who report to the Company's Vice President of Customer Satisfaction, who reports to the Company's Senior Vice President - Store Operations, who reports to the Company's President & Chief Financial Officer, who reports to the Company's Chairman of the Board & Chief Executive Officer. Supervision and control over the individual stores are facilitated by means of the Company's computer system, operational handbooks and regular visits to the individual stores by the district operations managers and loss prevention personnel.

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

INVENTORY CONTROL AND DISTRIBUTION

Most of the Company's merchandise is distributed to its stores from its warehouses primarily by dedicated and contract carriers. Target levels of inventory for each product have been established for each of the Company's warehouses and stores and are based upon prior shipment history, sales trends and seasonal demand. Inventory on hand is compared to the target levels on a weekly basis at each warehouse. If the inventory on hand at a warehouse is below the target levels, the Company's buyers order merchandise from its suppliers.

Each Pep Boys store has an automatic inventory replenishment system that automatically orders additional inventory when a store's inventory on hand falls below the target level. In addition, the Company's centralized buying system, coupled with continued advancement in its warehouse and distribution systems, has enhanced the Company's ability to control its inventory.

SUPPLIERS

During fiscal 2001, the Company's ten largest suppliers accounted for approximately 45% of the merchandise purchased by the Company. No single supplier accounted for more than 15% of the Company's purchases. The Company has no long-term contracts under which the Company is required to purchase merchandise. Management believes that the relationships the Company has established with its suppliers are generally good.

In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist, at substantially similar cost, for virtually all types of merchandise sold in its stores.

COMPETITION

The business of the Company is generally highly competitive. The Company encounters competition from nationwide and regional chains and from local independent merchants. The Company's competitors include general, full range, discount or traditional department stores which carry automotive parts and accessories and/or have automotive service centers, as well as specialized automotive retailers similar to the Company. Generally, the specialized automotive retailers focus on either the "Do-it-yourself" or "Do-it-for-me" areas of the business. The Company believes that its operation in both the "Do-it-yourself" and "Do-it-for-me" areas of the business positively differentiates it from most of its competitors. However, certain of its competitors are larger in terms of sales volume, store size, and/or number of stores, have access to greater capital and management resources and have been operating longer in particular geographic areas than the Company.

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

REGULATION

The Company is subject to federal, state and local provisions relating to the protection of the environment, including provisions with respect to the disposal of oil at its store locations. Estimated capital expenditures relating to compliance with such environmental provisions are not deemed material.

EMPLOYEES

At February 2, 2002, the Company employed 22,201 persons as follows:

                                                   Full-time                        Part-time                          Total
Description                                  Numbers         %                Numbers         %                Numbers         %
                                             -------        ----              -------        ----              -------        ----
Store Sales                                    7,467        46.5                4,563        74.2               12,030        54.2
Store Service                                  6,573        41.0                1,472        23.9                8,045        36.2
                                             -------       -----                -----       -----              -------       -----

STORE TOTAL                                   14,040        87.5                6,035        98.1               20,075        90.4

Warehouses                                       843         5.3                  102         1.7                  945         4.3
Offices                                        1,166         7.2                   15          .2                1,181         5.3
                                             -------      ------              -------     -------              -------      ------

TOTAL EMPLOYEES                               16,049       100.0                6,152       100.0               22,201       100.0
                                              ======       =====                =====       =====               ======       =====

The Company had no union employees as of February 2, 2002. At the end of fiscal 2000, the Company employed approximately 17,082 full-time and 6,054 part-time employees and at the end of fiscal 1999, the Company employed approximately 20,544 full-time and 7,443 part-time employees.

EXECUTIVE OFFICERS OF THE COMPANY

The following table indicates the names, ages, years with the Company and positions (together with the year of election to such positions) of the executive officers of the Company:


-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Years with            Position with the Company and
Name                                                   Age                   Company             Date of Election to Position
-----                                                  ---                   -------             ----------------------------

Mitchell G. Leibovitz                                   56                        23             Chairman of the Board since 1994;
                                                                                                 Chief Executive Officer
                                                                                                 since 1990

George Babich Jr.                                       50                         6             President since 2002; Chief
                                                                                                 Financial Officer since 2000

Mark L. Page                                            45                        26             Senior Vice President - Store
                                                                                                 Operations since 1993


Frederick A. Stampone                                   46                        19             Senior Vice President since 1987;
                                                                                                 Chief Administrative Officer
                                                                                                 since 1993; Secretary since 1988


Don Casey                                               50                         2             Senior Vice President -
                                                                                                 Merchandising since 2000

Jeffrey D. Palmer                                       54                         1             Senior Vice President -
                                                                                                 Marketing & Advertising since
                                                                                                 November 2001

Messrs. Leibovitz, Page and Stampone have been executive officers of the Company for more than the past five years.

Mr. Babich was elected to his current position effective March 16, 2002.
From March 2001 until March 2002, Mr. Babich served as Executive Vice President and Chief Financial Officer. From March 2000 until March 2001, Mr. Babich served as Senior Vice President - Finance and Chief Financial Officer. From September 1996 through March 2000, Mr. Babich served as Vice President - Finance.

Mr. Casey rejoined the Company as Senior Vice President-Merchandising in
July 2000. From June 1999 through June 2000, Mr. Casey was Vice President of Purchasing and Supply Chain for Discount Auto Parts, Inc. From February 1987 through May 1999, Mr. Casey served in various merchandising positions of increasing seniority with the Company.

Mr. Palmer joined the Company as Senior Vice President-Marketing & Advertising in November, 2001. Prior to joining Pep Boys, Mr. Palmer was Vice President-Advertising for Home Depot from 1998 to 2001. From 1995 through 1998, Mr. Palmer was Vice President of Advertising & Marketing for Circuit City.

Each of the officers serves at the pleasure of the Board of Directors of the Company.

ITEM 2  PROPERTIES

The Company owns its five-story, approximately 300,000 square foot corporate headquarters in Philadelphia, Pennsylvania. The Company also owns the following administrative regional offices -- approximately 4,000 square feet of space in each of Melrose Park, Illinois and Bayamon, Puerto Rico. In addition, the Company leases approximately 4,000 square feet of space for administrative regional offices in each of Decatur, Georgia and Richardson, Texas. The Company owns a three-story, approximately 60,000 square foot structure in Los Angeles, California in which it occupies 7,200 square feet and either leases or intends to lease the remainder to tennants.

Of the 628 store locations operated by the Company at February 2, 2002, 344 are owned and 284 are leased.

The following table sets forth certain information regarding the owned and leased warehouse space utilized by the Company for its 628 store locations at February 2, 2002:

Warehouse                               Products             Square           Owned or            Stores                   States
Location                              Warehoused            Footage             Leased          Serviced                 Serviced
---------                             ----------            -------             ------          --------                  -------
Los Angeles, CA                       All except            216,000              Owned               165               AZ, CA, NM,
                                           tires                                                                       NV, UT, WA

Los Angeles, CA                      Tires/parts             73,000             Leased               165               AZ, CA, NM,
                                                                                                                       NV, UT, WA

Los Angeles, CA                       All except            137,000             Leased               165               AZ, CA, NM,
                                           tires                                                                       NV, UT, WA


Atlanta, GA                                  All            392,000              Owned               134               AL, FL, GA,
                                                                                                                       LA, NC, PR,
                                                                                                                       SC, TN, VA

Mesquite, TX                                 All            244,000              Owned                96               AR, AZ, CO,
                                                                                                                       LA, NM, OK,
                                                                                                                               TX

Plainfield, IN                               All            403,000             Leased                91               IL, IN, KS,
                                                                                                                       KY, MI, MN,
                                                                                                                       MO, NY, OH,
                                                                                                                       OK, PA, TN,
                                                                                                                               VA

Chester, NY                                  All            400,400             Leased               142               CT, DE, MA,
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
                                                         ==========


The Company anticipates that its existing warehouse space will accommodate inventory necessary to support store expansion and any increase in stock-keeping units through the end of fiscal 2002.

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

During the first quarter of fiscal 2002, an action entitled "Tomas Diaz Rodriguez; Energy Tech Corporation v. Pep Boys Corporation; Manny, Moe & Jack Corp. Puerto Rico, Inc. d/b/a Pep Boys" was instituted against the Company in the Court of First Instance of Puerto Rico, Bayamon Superior Division. The action was subsequently removed to, and is currently pending in, the United States District Court for the District of Puerto Rico. Plaintiffs are distributors of a product that claims to improve gas mileage. The plaintiffs allege that the Company entered into an agreement with them to act as the exclusive retailer of the product in Puerto Rico that was breached when the Company determined to stop selling the product. The Company became aware of an FTC investigation regarding the accuracy of advertising claims concerning the product's effectiveness. The plaintiffs further allege that they were negotiating with the manufacturer of the product to obtain the exclusive distribution rights throughout the United States and that those negotiations failed. Plaintiffs are seeking damages including payment for the product that they allege Pep Boys ordered and expenses and loss of sales in Puerto Rico and the United States resulting from the alleged breach. The Company believes that the claims are without merit and intends to vigorously defend this action.

The Company is also party to various other lawsuits and claims, including purported class actions, arising in the normal course of business. In the opinion of management, these lawsuits and claims, including the cases above, are not, singularly or in the aggregate, material to the Company's financial position or results of operations.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended February 2, 2002.

                                    PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The common stock of The Pep Boys - Manny, Moe & Jack is listed on the New York Stock Exchange under the symbol "PBY". There were 3,214 registered shareholders as of February 2, 2002. The following table sets forth for the periods listed, the high and low sale prices and the cash dividends paid on the Company's common stock.


---------------------------------------------------------------------------------------------------------------

MARKET PRICE PER SHARE

                                                       Market Price Per Share                     Cash Dividends
Fiscal year ended February 2, 2002                     High                Low                         Per Share
-----------------------------------                    ----                ---                         ---------
First Quarter                                          $ 7.00              $ 4.40                        $.0675
Second Quarter                                          13.97                5.35                         .0675
Third Quarter                                           13.70                8.80                         .0675
Fourth Quarter                                          18.48               11.88                         .0675


Fiscal year ended February 3, 2001
----------------------------------

First Quarter                                          $ 7.69              $ 5.50                        $.0675
Second Quarter                                           7.63                5.63                         .0675
Third Quarter                                            6.44                4.19                         .0675
Fourth Quarter                                           5.38                3.31                         .0675

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

SELECTED FINANCIAL DATA (UNAUDITED)
(dollar amounts in thousands, except per share amounts)

Year ended                                   Feb. 2, 2002      Feb. 3, 2001    Jan. 29, 2000     Jan. 30, 1999     Jan. 31, 1998
--------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Merchandise sales                             $ 1,765,314       $ 1,957,480      $ 1,954,010       $ 1,991,340      $ 1,720,670
Service revenue                                   418,401           460,988          440,523           407,368          335,850
Total revenues                                  2,183,715         2,418,468        2,394,533         2,398,708        2,056,520
Gross profit from merchandise sales               514,906 (1)       452,038  (2)     538,957           492,443 (3)      474,239 (4)
Gross profit from service revenue                 102,490 (1)        79,813  (2)      84,078            79,453           66,081
Total gross profit                                617,396 (1)       531,851  (2)     623,035           571,896 (3)      540,320 (4)
Selling, general and
  administrative expenses                         513,946 (1)       559,883  (2)     528,838           517,827 (3)      429,523 (4)
Operating profit (loss)                           103,450 (1)       (28,032) (2)      94,197            54,069 (3)      110,797 (4)
Non-operating income                                4,289             2,245            2,327             2,145            4,315
Interest expense                                   51,335            57,882           51,557            48,930           39,656
Earnings (loss) before income taxes and
extraordinary items                                56,404 (1)       (83,669) (2)      44,967             7,284 (3)       75,456 (4)
Net Earnings (loss) before extraordinary items     36,100 (1)       (53,148) (2)      29,303             4,974 (3)       49,611 (4)
Extraordinary items                                  (765)            2,054                -                 -                -
Net earnings (loss)                                35,335 (1)       (51,094) (2)      29,303             4,974 (3)       49,611 (4)

BALANCE SHEET DATA

Working capital                               $    97,838       $   109,207      $   172,332       $   241,738      $   151,340
Current ratio                                   1.17 to 1         1.18 to 1        1.31 to 1         1.47 to 1        1.24 to 1
Merchandise inventories                       $   519,473       $   547,735      $   582,898       $   527,397      $   655,363
Property and equipment-net                      1,117,486         1,194,235        1,335,749         1,330,256        1,377,749
Total assets                                    1,812,652         1,906,204        2,072,672         2,096,112        2,161,360
Long-term debt (includes
  all convertible debt)                           544,418           654,194          784,024           691,714          646,641
Stockholders' equity                              617,790           594,766          658,284           811,784          822,635

DATA PER COMMON SHARE

Basic earnings (loss) before
  extraordinary items                         $       .70 (1)   $     (1.04) (2) $       .58       $       .08 (3)  $       .81 (4)
Basic earnings (loss)                                 .69 (1)         (1.00) (2)         .58               .08 (3)          .81 (4)
Diluted earnings (loss) before
  extraordinary items                                 .69 (1)         (1.04) (2)         .58               .08 (3)          .80 (4)
Diluted earnings (loss)                               .68 (1)         (1.00) (2)         .58               .08 (3)          .80 (4)
Cash dividends                                        .27               .27              .27               .26              .24
Stockholders' equity                                12.01             11.60            12.91             13.18            13.39
Common share price range:
  high                                              18.48              7.69            21.63             26.69            35.63
  low                                                4.40              3.31             7.13             12.38            21.56

OTHER STATISTICS

Return on average
  stockholders' equity                                5.8%             (8.2)%            4.0%              0.6%             6.2%
Common shares issued and outstanding           51,430,861        51,260,663       50,994,099        61,615,140       61,425,228
Capital expenditures                          $    25,464       $    57,336      $   104,446       $   167,876      $   284,084
Number of retail outlets                              628               628              662               638              711
Number of service bays                              6,507             6,498            6,895             6,608            6,208
----------------------------------------------------------------------------------------------------------------------------------

(1) Includes pretax charges of $5,197 related to the Profit Enhancement Plan of which $4,169 reduced gross profit from merchandise sales, $813 reduced gross profit from service revenue and $215 was included in selling, general and administrative expenses.


(2) Includes pretax charges of $74,945 related to the Profit Enhancement Plan of which $67,085 reduced the gross profit from merchandise sales, $5,232 reduced gross profit from service revenue and $2,628 was included in selling, general and administrative expenses.

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

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements arise principally from the capital expenditures related to existing stores, offices and warehouses, the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. The primary capital expenditures for fiscal 2001 were attributed to capital maintenance of the Company's existing stores and offices. The Company opened one new store in fiscal 2001 compared to 5 stores in fiscal 2000 and 24 stores in fiscal 1999. In fiscal 2001, the Company significantly decreased its levels of capital expenditures by 55.6% as compared to fiscal 2000. In fiscal 2001, with a decrease in net inventory levels coupled with decreased levels of capital expenditures, the Company decreased its debt by $143,913,000 and increased its cash and cash equivalents by $7,986,000. In fiscal 2000, with an increase in net inventory levels offset, in part, by decreased levels of capital expenditures, the Company increased its debt by $28,739,000 and decreased its cash and cash equivalents by $10,490,000. In fiscal 1999, with decreased levels of capital expenditures and the use of cash to repurchase 11,276,698 common shares of stock (partially offset by a decrease in net inventory levels), the Company increased its debt by $20,029,000 and decreased its cash and cash equivalents by $96,063,000.


The following table indicates the Company's principal cash requirements for the past three years:

(dollar amounts                       Fiscal               Fiscal               Fiscal
in thousands)                           2001                 2000                 1999               Total
---------------------------------------------------------------------------------------------------------------
Cash Requirements:
    Capital expenditures            $ 25,464             $ 57,336             $104,446            $187,246
    Net inventory
      (decrease) increase(1)         (39,592)              80,148              (24,174)             16,382
---------------------------------------------------------------------------------------------------------------
    Total                           $(14,128)            $137,484             $ 80,272            $203,628
---------------------------------------------------------------------------------------------------------------
Net cash provided by
    operating activities
    (excluding the change
    in net inventory)               $128,301             $ 99,739             $155,207            $383,247
---------------------------------------------------------------------------------------------------------------

(1) Net inventory (decrease) increase is the change in inventory less the change in accounts payable.

In fiscal 2001, merchandise inventories decreased as the Company maintained its net store count and completed the exit of the two distribution centers closed in fiscal 2000 as part of the Profit Enhancement Plan. Additionally, the Company decreased the average number of stock-keeping units per store to approximately 25,000 in fiscal 2001 compared to 26,000 in fiscal 2000. In fiscal 1999, the average stock-keeping units per store were 25,000. In fiscal 2000, merchandise inventories decreased as the Company decreased its net store count by 34 and closed two distribution centers. In fiscal 1999, merchandise inventories increased, as the Company added an additional 24 stores and a new distribution center in Chester, New York.

The Company's working capital was $97,838,000 at February 2, 2002, $109,207,000 at February 3, 2001 and $172,332,000 at January 29, 2000. The Company's long-term debt, as a percentage of its total capitalization, was 47% at February 2, 2002, 52% at February 3, 2001 and 54% at January 29, 2000. As of February 2, 2002, the Company had an available line of credit totaling $100,690,000.

The Company currently plans to open two new Supercenters in fiscal 2002. Management estimates the costs of opening the two Supercenters, coupled with capital expenditures relating to existing stores, warehouses and offices during fiscal 2002, will be approximately $43,000,000. The Company anticipates that its net cash provided by operating activities and its existing line of credit will exceed its principal cash requirements for capital expenditures and net inventory in fiscal 2002.


The following chart represents the Company's total contractual obligations as of February 2, 2002:

(dollar amounts
in thousands)                       Due in less     Due in        Due in        Due after
Obligation                Total     than 1 year     1-3 years     3-5 years     5 years
---------------------------------------------------------------------------------------------

Long-term debt          $  669,033    $124,615        $286,583      $257,564      $    271
Operating leases           539,403      51,887          86,805        71,925       328,786
Unconditional purchase
  obligation                34,705       7,361          19,887         7,457             -
---------------------------------------------------------------------------------------------
Total cash obligations  $1,243,141    $183,863        $393,275      $336,946      $329,057
---------------------------------------------------------------------------------------------

In addition to the amounts shown above, the Company has $37,887,000 of outstanding standby letters of credit used primarily to secure the Company's insurance claims. The letters of credit are renewable on an annual basis. The operating leases shown above are exclusive of any lease obligations for stores for which reserves were created in conjunction with the Profit Enhancement Plan. The Company anticipates that its net cash provided by operating activities, its existing line of credit and its access to capital markets will exceed its cash obligations presented in the table above.

In November 2001, the Company repurchased the remaining $1,202,000 face value of its Liquid Yield Option Notes (LYONs) which were redeemed for a price of $677 per LYON. The book value of the repurchased LYONs was $814,000.

In the third quarter of 2001, the Company reclassed the $50,000,000 Medium-Term Note and the remaining $43,005,000 of the $49,000,000 Medium-Term Note to current liabilities on the consolidated balance sheet. These Medium-Term
Notes are redeemable at the option of the holder on July 16, 2002 and September 19, 2002, respectively. The Company anticipates being able to repurchase these notes with cash from operations and its existing line of credit.

In September 2001, the Company repurchased $159,702,000 face value of its LYONs which were redeemed at the option of the holder at a price of $673 per LYON. The book value of the repurchased LYONs was $107,475,000 and the after-tax extraordinary loss was $993,000.

In July 2001, the Company repurchased $3,000,000 face value of its LYONs at a price of $656 per LYON. The book value of the repurchased LYONs was $2,006,000.

In June 2001, the Company obtained $90,000,000 in a Senior Secured Credit Facility. The facility, which is secured by certain equipment and real estate with a total book value as of February 2, 2002 of $108,663,000, was issued in two tranches. Tranche A is a term loan for $45,000,000 with an interest rate based on London Interbank Offered Rate (LIBOR) plus 3.65%. Tranche A is structured as a two-year term loan payable in equal installments with the final payment due in 2003. Tranche B is a term loan for $45,000,000 with an interest rate of LIBOR plus 3.95%. Tranche B is structured as a five-year term loan payable in equal installments with the final payment due in 2006. The Senior Secured Credit Facility is subject to certain financial covenants. The Company used the proceeds from the facility to repurchase the outstanding LYONs that were put back to the Company on the September 20, 2001 put date.

In May 2001, the Company sold certain operating assets for $14,000,000.
The assets were leased back from the purchaser in a lease structured as a one-year term with three one-year renewal options. The resulting lease is being accounted for as an operating lease and the gain of $3,817,000 from the sale of the certain operating assets is deferred until the lease term is completed and the residual guarantee is satisfied, at which time the gain will be recorded in costs of merchandise sales and costs of service revenue. The Company used the proceeds from the sale to retire debt.

In May 2001, the Company repurchased $77,600,000 face value of its LYONs at a price of $649 per LYON. The book value of the repurchased LYONs was $51,517,000 and the after-tax extraordinary gain was $228,000.

In September 2000, the Company entered into a new revolving credit agreement. The new revolving credit agreement provides up to $225,000,000 of borrowing availability, which is collateralized by inventory and accounts receivable. Funds may be drawn and repaid anytime prior to September 10, 2004. Sixty days prior to each anniversary date, the Company may request and, upon agreement with the bank, extend the maturity of this facility an additional year. The interest rate on any loan is equal to the LIBOR plus 1.75%, and increases in 0.25% increments as the excess availability falls below $50,000,000. The revolver is subject to financial covenants. The Company recorded an after-tax extraordinary charge related to the restructuring of its revolving line of credit of $931,000 in the third quarter of fiscal 2000.

In September 2000, the Company entered into a new real estate operating lease facility with leased property trusts, established as an unconsolidated special-purpose entity. The $143,000,000 real estate operating lease facility, which has an interest rate of LIBOR plus 1.85%, replaces $143,000,000 of leases, which had an interest rate of LIBOR plus 2.27%. The Company, as a result of replacing the existing operating leases, recorded a pretax charge to fiscal 2000 earnings of $1,630,000 of unamortized lease costs, which was recorded in the costs of merchandise sales section of the consolidated statement of operations. The $143,000,000 real estate operating lease facility has a four-year term with a guaranteed residual value. At February 2, 2002, the maximum amount of the residual guarantee relative to the real estate under the lease is approximately $92,372,000. The Company expects the fair market value of the leased real estate, subject to the purchase option or sale to a third party, to substantially reduce or eliminate the Company's payment under the residual guarantee at the end of the lease term.

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

In June 2000, the Company repurchased $5,995,000 face value of the $49,000,000 Medium-Term Note, which was redeemable at the option of the holder on September 19, 2002. The after-tax extraordinary gain was $960,000.

In April 2000, the Company repurchased $30,200,000 face value of its LYONs at a price of $520 per LYON. The book value of the LYONs was $19,226,000 and the after-tax extraordinary gain was $2,025,000.

On February 1, 1999, the Company repurchased 11,276,698 of its common shares outstanding. The Company financed the share repurchase with $110,427,000 in cash and with the $70,000,000 proceeds received in connection with the private placement of Senior Notes issued on February 1, 1999 and retired in September 2000 as stated above.

EFFECTS OF INFLATION

The Company uses the LIFO method of inventory valuation. Thus, the cost of merchandise sold approximates current cost. Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on revenues or results of operations during fiscal 2001, fiscal 2000 or fiscal 1999.

IMPAIRMENT CHARGES

During fiscal year 2000, the Company, as a result of its ongoing review of the performance of its stores, identified certain stores whose cash flow trend indicated that the carrying value may not be fully recoverable. An impairment charge of $5,735,000 was recorded for these stores in costs of merchandise sales on the consolidated statement of operations. The charge reflects the difference between carrying value and fair value. Fair value was based on sales of similar assets or other estimates of fair value developed by Company management. Management judgment is necessary to estimate fair value. Accordingly, actual results could vary from such estimates.

PROFIT ENHANCEMENT PLAN

In the third quarter 2000, the Company performed a comprehensive review of its field, distribution and Store Support Center infrastructure as well as the performance of each store. As a result of this review, the Company implemented a number of changes that it believed would improve its performance and recorded a charge of $71,234,000. The charges included expenses related to the closure of the 38 under-performing stores and two distribution centers, certain equipment write-offs, the abandonment of two development parcels and severance costs. The charges were recorded in costs of merchandise sales, costs of service revenue and selling, general and administrative expenses on the consolidated statement of operations as $62,665,000, $5,661,000 and $2,908,000, respectively.

PLAN UPDATE

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

The Company is progressing towards the disposal of the 38 stores, 11 of which were owned and 27 were leased by the Company, two distribution centers and two development parcels which were closed or abandoned in connection with the Profit Enhancement Plan. As of the end of fiscal 2001, the Company had successfully disposed of ten of the closed stores, the two distribution centers and one of the development parcels. The Company estimates the remaining closed or abandoned properties will be disposed of by the end of fiscal 2002.

ASSETS HELD FOR DISPOSAL

The assets held for disposal as of the end of fiscal 2001 and 2000 included the building and land of the remaining closed stores owned by the Company, additional development parcels, and equipment from the remaining closed stores. The carrying values of the building, land and equipment were $16,007,000 and $22,629,000 for fiscal years 2001 and 2000, respectively.

In fiscal 2001, the Company was able to sell three of the 13 owned properties for net proceeds of $4,103,000. The sales resulted in a loss of $691,000 which was recorded in costs of merchandise sales and selling, general and administrative expenses on the consolidated statement of operations. Additionally, the Company recorded a downward revision in the estimated values for certain properties of $1,496,000 in fiscal 2001. This expense was recorded in costs of merchandise sales on the consolidated statement of operations. In fiscal 2001, the Company recorded a loss for equipment held for disposal of $162,000, which was due primarily to a reduction in the Company's estimated proceeds.

The Company is actively marketing the remaining ten owned properties and has made adjustments to property values in accordance with the change in market values. As a result, the Company has extended the original estimated time needed for selling the owned properties. It is expected that seven of these properties with a carrying value of $10,663,000 will be disposed of by the second quarter 2002, with the remaining three properties with a carrying value of $4,746,000 expected to be disposed of by the end of the third quarter 2002. The Company will continue to monitor the status for disposing of its owned properties and make any necessary adjustments. An adjustment was reflected in on-going expenses for the increased time required to maintain these properties.

LEASE RESERVE

As of the end of fiscal 2001, the Company was able to sublease three and exit the lease of an additional five leased properties. The Company expects the remaining 19 leased properties to be subleased or otherwise disposed of by the end of fiscal 2002.

The Company increased the reserve for leases $1,644,000 during fiscal 2001. These changes in the reserve were a result of a $3,834,000 increase due primarily to an increase in the estimated amount of time it will take the Company to sublease certain properties and a decrease in estimated sublease rates. The reserve increase was offset, in part, by a $2,190,000 decrease due primarily to lower than estimated commissions and lease exit costs on subleases for certain properties. The effects of these adjustments were recorded in costs of merchandise sales and costs of service revenue.

In fiscal 2000, the Company increased the lease reserve by $113,000. These changes in the reserve were a result of a $1,176,000 increase due to an increase in the estimated lease payments related to the closed stores. The increase was offset, in part, by a $1,063,000 decrease due primarily to an increase in the estimated sublease rates coupled with lower lease related expenses.

ON-GOING EXPENSES

The on-going expense reserve represents exit activity costs which are not associated with or do not benefit activities that will be continued. These costs are necessary to maintain the remaining closed stores until sold, sublet or otherwise disposed of. The on-going costs reserve includes general maintenance costs such as utilities, security, telephone, real estate taxes and personal property taxes which will be incurred until the properties are disposed. The reserve for on-going costs will diminish as sites are sold, sublet or otherwise disposed of and such activities are estimated to be completed by the end of fiscal 2002.

In fiscal 2001, the Company increased the on-going expense reserve $595,000. This change was a result of a $1,214,000 increase in the reserve due to an increase in the estimated time it is expected to take to sublease, sell or otherwise dispose of the remaining properties offset, in part, by a $619,000 decrease due to lower than anticipated cost for utilities and security costs.

In fiscal 2000, the Company increased the on-going expense reserve $361,000. This change was due to an increase in the estimated time it is expected to take to sublease, sell or otherwise dispose of the remaining properties.

SEVERANCE RESERVE

The total number of employees separated due to the Profit Enhancement Plan was approximately 1,000. The 1,000 employees were composed of 76% store employees, 13% distribution employees, and 11% Store Support Center and field administrative employees. The total severance paid in connection with the Profit Enhancement Plan was $1,353,000.

In fiscal 2001, the Company reversed $69,000 of severance due primarily to certain employees originally expected to be receiving severance failing to qualify to receive payments and lower than estimated final payments. Each reversal was recorded through the line it was originally charged in the consolidated statements of operations.

In fiscal 2000, the Company reversed $272,000 of severance due to employees being accepted into positions in other locations of the Company and employees failing to qualify to receive payments. Each reversal was recorded through the line it was originally charged in the consolidated statements of operations.

NON-RESERVABLE EXPENSES

Non-reservable expenses are those costs which could not be reserved, but were incurred as a result of the Profit Enhancement Plan. These expenses related to costs incurred which had a future economic benefit to the Company such as the transferring of inventory and equipment out of properties closed by the Profit Enhancement Plan.

The expenses of this nature incurred were $678,000 and $3,611,000 for fiscal 2001 and fiscal 2000, respectively. The fiscal 2001 expenses incurred related to the completion of the removal of inventory and equipment from the closed distribution centers. The fiscal 2000 expenses incurred were for inventory and equipment handling related to the closure of the 38 stores and two distribution centers. The fiscal 2000 expenses were offset by a recovery of certain benefit expenses related to the reduction in workforce.

PROFIT ENHANCEMENT PLAN EXPENSE SUMMARY

Following are tables summarizing expenses related to the Profit Enhancement Plan for fiscal 2001 and fiscal 2000. The details and reasons for the original charge and changes to the charge are as described above in the respective reserve categories.


FISCAL 2001

(dollar amounts
 in thousands)                      Non-Reservable
Income Statement         Reserve        Expense      Total
Classification         Adjustments     Incurred      Expense
-----------------------------------------------------------------
Costs of
   merchandise sales     $3,528       $ 641         $4,169

Costs of
   service revenue          804           9            813

Selling, general and
   administrative           187          28            215
-----------------------------------------------------------------
Total expenses           $4,519       $ 678         $5,197
-----------------------------------------------------------------

FISCAL 2000

(dollar amounts
 in thousands)                                  Non-Reservable
Income Statement         Original     Reserve       Expense     Total
Classification           Charge     Adjustments    Incurred     Expense
-----------------------------------------------------------------------------
Costs of
   merchandise sales     $62,665      $ 939        $3,481       $67,085

Costs of
   service revenue         5,661       (177)         (252)        5,232

Selling, general and
   administrative          2,908       (662)          382         2,628
-----------------------------------------------------------------------------
Total expenses           $71,234      $ 100        $3,611       $74,945
-----------------------------------------------------------------------------

At the end of the third quarter 2000, the Company set up a reserve liability account which is included in accrued liabilities on the consolidated balance sheet. This liability account tracks all accruals including remaining rent on leases net of sublease income, severance, and on-going expenses for the closed properties. The following chart reconciles the change in reserve from the origination of the charge through the fiscal year ended February 2, 2002. All additions and adjustments were charged or credited through the appropriate line items on the statement of operations.





(dollar amounts            Lease       Fixed                 On-going
 in thousands)            Expenses     Assets    Severance   Expenses     Total
-----------------------------------------------------------------------------------------
Original charges          $ 7,916      $57,680     $ 1,694    $ 3,944     $71,234

Addition                    1,176        1,074           -        361       2,611

Utilization                  (975)     (58,754)     (1,213)    (1,345)    (62,287)

Adjustment                 (1,063)           -        (272)         -      (1,335)
-----------------------------------------------------------------------------------------
Reserve balance
  at Feb. 3, 2001           7,054            -         209      2,960      10,223
-----------------------------------------------------------------------------------------
Addition                    3,834        2,440           -      1,214       7,488

Utilization                (5,548)      (2,349)       (140)    (2,235)    (10,272)

Adjustment                 (2,190)         (91)        (69)      (619)     (2,969)
-----------------------------------------------------------------------------------------
Reserve balance
  at Feb. 2, 2002         $ 3,150      $     -     $     -    $ 1,320     $ 4,470
-----------------------------------------------------------------------------------------

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

                                                        Percentage of Total Revenues                       Percentage Change
-----------------------------------------------------------------------------------------------------------------------------------

                                             Feb.  2, 2002    Feb.  3, 2001     Jan. 29, 2000      Fiscal 2001 vs.  Fiscal 2000 vs.
Year ended                                   (Fiscal 2001)    (Fiscal 2000)     (Fiscal 1999)          Fiscal 2000      Fiscal 1999
-----------------------------------------------------------------------------------------------------------------------------------
Merchandise Sales                                  80.8%            80.9%             81.6%                 (9.8)%            0.2%
Service Revenue(1)                                 19.2             19.1              18.4                  (9.2)             4.6
-----------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                    100.0            100.0             100.0                  (9.7)             1.0
-----------------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales(2)                      70.8 (3)         76.9 (3)          72.4 (3)             (16.9)             6.4
Costs of Service Revenue(2)                        75.5 (3)         82.7 (3)          80.9 (3)             (17.1)             6.9
-----------------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                            71.7             78.0              74.0                 (17.0)             6.5
-----------------------------------------------------------------------------------------------------------------------------------

Gross Profit from Merchandise Sales                29.2 (3)         23.1 (3)          27.6 (3)              13.9            (16.1)
Gross Profit from Service Revenue                  24.5 (3)         17.3 (3)          19.1 (3)              28.4             (5.1)
-----------------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                 28.3             22.0              26.0                  16.1            (14.6)
-----------------------------------------------------------------------------------------------------------------------------------
Selling, General and
  Administrative Expenses                          23.6             23.2              22.1                  (8.2)             5.9
-----------------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                             4.7             (1.2)              3.9                 469.0           (129.8)
Non-operating Income                                0.2              0.1               0.1                  91.0             (3.5)
Interest Expense                                    2.3              2.4               2.1                 (11.3)            12.3
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Before Income Taxes                 2.6             (3.5)              1.9                 167.4           (286.1)
-----------------------------------------------------------------------------------------------------------------------------------
Income Taxes                                       36.0 (4)         36.5 (4)          34.8 (4)             166.5           (294.8)
-----------------------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) Before Extraordinary Items      1.7             (2.2)              1.2                 167.9           (281.4)
-----------------------------------------------------------------------------------------------------------------------------------
Extraordinary Items                                  -               0.1                -                 (137.2)             N/A
-----------------------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                                 1.7             (2.1)              1.2                 169.2           (274.4)
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

FISCAL 2001 VS. FISCAL 2000

Total revenues for fiscal 2001, which included 52 weeks, decreased 10% compared to fiscal 2000, which included 53 weeks, due primarily to less stores in operation during 2001 vs. 2000 coupled with a decrease in comparable store revenues (revenues generated by stores in operation during the same months of each period) of 6%. Total revenues for fiscal 2001 compared to fiscal 2000, excluding the extra week, decreased by 8% on an overall basis and remained at a decrease of 6% on a comparable store basis. Comparable store merchandise sales decreased 6% while comparable store service revenue decreased 5% compared to 2000 on a 52 week basis. This decline in total and comparable revenue reflected the impact of the closure of the 38 stores and other steps taken in October 2000 in conjunction with implementing the Company's Profit Enhancement Plan.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 29.2% in 2001 from 23.1% in 2000. This increase, as a percentage of merchandise sales, was due primarily to Profit Enhancement Plan charges recorded in 2001 of $4,169,000 compared to charges recorded in 2000 of $67,085,000 and $5,735,000 associated with the Profit Enhancement Plan and asset impairments, respectively. Higher merchandise margins and a decrease in warehousing costs, as a percentage of merchandise sales, offset, in part, by an increase in store occupancy costs, as a percentage of merchandise sales, also contributed to the increase in gross profit from merchandise sales. The improved merchandise margins, as a percentage of merchandise sales, were a result of a combination of improvement in the mix of sales, selectively higher retail pricing and lower product acquisition costs. The decrease in warehousing costs, as a percentage of merchandise sales, were a result of the effects of a supply chain initiative implemented in late fiscal 2000 to improve efficiencies. The increase in store occupancy costs, as a percentage of merchandise sales, was a result of higher utilities costs, particularly in California.

Gross profit from service revenue increased, as a percentage of service revenue, to 24.5% in 2001 from 17.3% in 2000. This increase, as a percentage of service revenue, was due primarily to a decrease in service personnel costs, as a percentage of service revenue, coupled with Profit Enhancement Plan charges recorded in 2001 of $813,000 compared to $5,232,000 recorded in 2000. The decrease in service center personnel costs, as a percentage of service revenue, was a result of the steps taken in the Profit Enhancement Plan.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 23.6% in 2001 from 23.2% in 2000. This increase, as a percentage of total revenues, was due primarily to an increase in media expenses from 2000 to 2001 of $6,828,000 or 0.3% of total revenues, offset, in part, by a decrease in general office expense, as a percentage of total revenues, and Profit Enhancement Plan charges recorded in 2001 of $215,000 compared to $2,628,000 recorded in 2000. The increase in media expense, as a percentage of total revenues, was a result of lower vendor reimbursements. The decrease in general office expense, as a percentage of total revenues, was a result of lower legal expense, as a percentage of total revenues.

Interest expense was $6,547,000 or 11.3% lower than last year due primarily to lower debt levels coupled with lower average interest rates.

Net earnings increased, as a percentage of total revenues, due primarily to a net Profit Enhancement Plan charge recorded in 2001 of $3,326,000 compared to net charges recorded in 2000 of $47,609,000 and $3,643,000 associated with Profit Enhancement Plan and asset impairments, respectively. Also contributing to the net earnings increase, as a percentage of total revenues, were increases in both gross profit from merchandise sales and service revenue, as a percentage of merchandise sales and service revenue, respectively, and a decrease in interest expense, as a percentage of total revenues. These gross profit increases were offset, in part, by an increase in selling, general and administrative expenses, as a percentage of total revenues, coupled with a net extraordinary loss of $765,000 in 2001 compared to a $2,054,000 net extraordinary gain in 2000.

FISCAL 2000 VS. FISCAL 1999

Total revenues for fiscal 2000, which included 53 weeks, increased 1% over fiscal 1999, due primarily to the extra week of operation during fiscal 2000 vs. 1999. Comparable store revenues (revenues generated by stores in operation during the same months of each period) decreased 1%. Total revenues for fiscal 2000, excluding the extra week, decreased 1% on an overall basis and remained a decrease of 1% on a comparable store basis. Comparable store merchandise sales decreased 2% while comparable store service revenue increased 2% over fiscal 1999 on a 52 week basis.

Gross profit from merchandise sales decreased, as a percentage of merchandise sales, to 23.1% in 2000 from 27.6% in 1999. This decrease, as a percentage of merchandise sales, was due primarily to the pretax charge from the Profit Enhancement Plan of $67,085,000 coupled with a $5,735,000 impairment charge, increases in warehousing and store occupancy costs offset, in part, by higher merchandise margins, as a percentage of merchandise sales.

Gross profit from service revenue decreased, as a percentage of service revenue, to 17.3% in 2000 from 19.1% in 1999. The decrease was due to a $5,232,000 pretax charge from the Profit Enhancement Plan and an increase in service center personnel costs, as a percentage of service revenue.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 23.2% in 2000 from 22.1% in 1999. This increase was due primarily to increases in store and general office expenses, as a percentage of total revenues, coupled with the pretax charges from the Profit Enhancement Plan of $2,628,000.

Interest expense was $6,325,000 or 12.3% higher than last year, due primarily to higher interest rates coupled with slightly higher average debt levels incurred during the year to fund the Company's capital expenditures.

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

NEW ACCOUNTING STANDARDS

In 2001, the Emerging Issues Task Force (EITF) issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This pronouncement deals with accounting for certain types of sales incentives and other consideration offered by companies to their customers. This pronouncement is effective in fiscal years beginning after December 15, 2001. The Company has analyzed the impact of adoption of this statement and it will have no material effect on the Company's consolidated financial statements upon its adoption on February 3, 2002.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This SFAS supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of
Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has analyzed the impact of adoption of this statement and it will have no material effect on the Company's consolidated financial statements upon its adoption on February 3, 2002.

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement apply to all business combinations initiated after June 30, 2001. SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. Adoption of SFAS 142 will result in ceasing amortization of goodwill. All of the provisions of the statement are effective in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company has analyzed the impact of adoption of this statement and it will have no material effect on the Company's consolidated financial statements upon its adoption on February 3, 2002.

In September 2000, the EITF issued EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. (FIN) 44." This pronouncement addressed practice issues and questions related to accounting for stock compensation primarily under APB No. 25 and FIN 44. The Company has incorporated the guidance provided by the interpretation with no material effect on its consolidated financial statements.

In June 2000, the FASB issued FIN 44, "Accounting for Certain Transactions involving Stock Compensation." This interpretation provides additional guidance for application of APB No. 25, "Accounting for Stock Issued to Employees." The Company has incorporated the guidance provided by the interpretation with no material effect on its consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No.
138. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has adopted this statement in the first quarter of fiscal 2001 with no material effect on its consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement and senior secured credit facility, changes in the lenders' prime rate or LIBOR could affect the rates at which the Company could borrow funds thereunder. At February 2, 2002, the Company had outstanding borrowings of $142,467,000 against these credit facilities.
The table below summarizes the fair value and contract terms of fixed rate debt instruments held by the Company at February 2, 2002:


(dollar amounts                                Average
 in thousands)                  Amount         Interest Rate
----------------------------------------------------------------
Fair value at
     February 2, 2002           $491,120

Expected maturities:

2002                              93,103                6.5%
2003                              81,000                6.6
2004                             108,000                6.7
2005                             100,000                7.0
2006                             143,000                6.9
-----------------------------------------------------------------


At February 3, 2001, the Company held fixed rate debt instruments with an aggregate fair value of $472,770.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, risk participation agreements and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that the following represent its more critical estimates and assumptions used in the preparation of the consolidated financial statements, although not inclusive:

       *The Company evaluates whether inventory is stated at the lower of cost or market based on historical experience with the carrying value and life of inventory. The assumptions used in this evaluation are based on current market conditions and the Company believes inventory is stated at the lower of cost or market in the consolidated financial statements. In addition, historically the Company has been able to return excess items to vendors for credit. Future changes by vendors in their policies or willingness to accept returns of excess inventory could require a revision in the estimates.

       *The Company has risk participation arrangements with respect to casualty and health care insurance. The amounts included in the Company's costs related to these arrangements are estimated and can vary based on changes in assumptions, claims experience or the providers included in the associated insurance programs.

       *The Company records reserves for future product returns and warranty claims. The reserves are based on current sales of products and historical claim experience. If claims experience differs from historical levels, revisions in the Company's estimates may be required.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The material in Item 7 of this filing titled "Quantitative and Qualitative Disclosures about Market Risk" are hereby incorporated herein by reference.

ITEM 8  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT
Board of Directors and Stockholders
The Pep Boys - Manny, Moe & Jack

We have audited the accompanying consolidated balance sheets of The
Pep Boys - Manny, Moe & Jack and subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 2, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pep Boys - Manny, Moe & Jack and subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 21, 2002


CONSOLIDATED BALANCE SHEETS                                                   The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

                                                                                       February 2,                    February 3,
                                                                                             2002                           2001
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                           $    15,981                    $     7,995
  Accounts receivable, less allowance for
    uncollectible accounts of $725 and $639                                                18,052                         16,792
  Merchandise inventories                                                                 519,473                        547,735
  Prepaid expenses                                                                         42,170                         28,705
  Deferred income taxes                                                                    15,820                         25,409
  Other                                                                                    52,308                         50,401
  Assets held for disposal                                                                 16,007                         22,629
----------------------------------------------------------------------------------------------------------------------------------
           Total Current Assets                                                           679,811                        699,666
----------------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
  Land                                                                                    277,726                        278,017
  Buildings and improvements                                                              922,065                        918,031
  Furniture, fixtures and equipment                                                       583,918                        618,959
  Construction in progress                                                                 10,741                         15,032
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        1,794,450                      1,830,039
  Less accumulated depreciation and amortization                                          676,964                        635,804
----------------------------------------------------------------------------------------------------------------------------------
           Total Property and Equipment                                                 1,117,486                      1,194,235
----------------------------------------------------------------------------------------------------------------------------------
Other                                                                                      15,355                         12,303
----------------------------------------------------------------------------------------------------------------------------------
           Total Assets                                                               $ 1,812,652                    $ 1,906,204
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                    $   216,085                    $   204,755
  Accrued expenses                                                                        241,273                        226,952
  Current maturities of convertible debt                                                        -                        158,555
  Current maturities of long-term debt                                                    124,615                            197
----------------------------------------------------------------------------------------------------------------------------------
           Total Current Liabilities                                                      581,973                        590,459
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                                                   544,418                        654,194
Deferred income taxes                                                                      64,027                         66,192
Deferred gain on sale leaseback                                                             4,444                            593
Commitments and Contingencies
Stockholders' Equity:
  Common stock, par value $1 per share:  Authorized 500,000,000 shares;
      Issued 63,910,577                                                                    63,911                         63,911
  Additional paid-in capital                                                              177,244                        177,244
  Retained earnings                                                                       601,944                        581,668
 ----------------------------------------------------------------------------------------------------------------------------------
                                                                                          843,099                        822,823
  Less cost of shares in treasury - 10,284,446 and 10,454,644 shares                      166,045                        168,793
  Less cost of shares in benefits trust - 2,195,270 shares                                 59,264                         59,264
----------------------------------------------------------------------------------------------------------------------------------
           Total Stockholders' Equity                                                     617,790                        594,766
----------------------------------------------------------------------------------------------------------------------------------
           Total Liabilities and Stockholders' Equity                                 $ 1,812,652                    $ 1,906,204
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                                         The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

                                                                        February 2,            February 3,             January 29,
Year ended                                                                    2002                   2001                    2000
----------------------------------------------------------------------------------------------------------------------------------
Merchandise Sales                                                       $1,765,314             $1,957,480              $1,954,010
Service Revenue                                                            418,401                460,988                 440,523
----------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                                           2,183,715              2,418,468               2,394,533
----------------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                                               1,250,408              1,505,442               1,415,053
Costs of Service Revenue                                                   315,911                381,175                 356,445
----------------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                                  1,566,319              1,886,617               1,771,498
----------------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                                        514,906                452,038                 538,957
Gross Profit from Service Revenue                                          102,490                 79,813                  84,078
----------------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                                         617,396                531,851                 623,035
----------------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative
  Expenses                                                                 513,946                559,883                 528,838
----------------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                                    103,450                (28,032)                 94,197

Non-operating Income                                                         4,289                  2,245                   2,327

Interest Expense                                                            51,335                 57,882                  51,557
----------------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Before Income Taxes                                         56,404                (83,669)                 44,967

Income Tax Expense (Benefit)                                                20,304                (30,521)                 15,664
----------------------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) Before Extraordinary Items                              36,100                (53,148)                 29,303
Extraordinary Items, Net of Tax of $(430) and $1,180                          (765)                 2,054                       -
Net Earnings (Loss)                                                     $   35,335             $  (51,094)             $   29,303
----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) per Share:
  Before Extraordinary Items                                            $      .70             $    (1.04)             $      .58
  Extraordinary Items, Net of Tax                                             (.01)                   .04                       -
---------------------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) per Share                                         $      .69             $    (1.00)             $      .58
---------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) per Share:
  Before Extraordinary Items                                            $      .69             $    (1.04)             $      .58
  Extraordinary Items, Net of Tax                                             (.01)                   .04                       -
---------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) per Share                                       $      .68             $    (1.00)             $      .58
---------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)
                                                                                                Accumulated
                                                    Additional                                        Other                  Total
                                     Common Stock     Paid-in   Retained    Treasury Stock    Comprehensive Benefits Stockholders'
                                    Shares   Amount   Capital   Earnings  Shares       Amount        Income    Trust        Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 30, 1999        63,847,640  $63,848   $175,940 $636,475                          $(4,210)  $(60,269)     $811,784

Comprehensive income -
  Net earnings                                                    29,303
  Minimum pension liability
    adjustment, net of tax                                                                          4,210
  Total comprehensive income                                                                                                33,513

Cash dividends ($.27 per share)                                  (13,693)                                                  (13,693)
Repurchase of treasury stock                                        (410) (11,276,698) $(182,065)              1,005      (181,470)
Exercise of stock options
  and related tax benefits           27,630       28        774   (1,795)     495,000      7,991                             6,998
Dividend reinvestment plan           35,307       35        533     (393)      60,490        977                             1,152
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 29, 2000        63,910,577   63,911    177,247  649,487  (10,721,208)  (173,097)       -    (59,264)      658,284

Comprehensive income -
  Net loss                                                       (51,094)                                                  (51,094)

Cash dividends ($.27 per share)                                  (13,793)                                                  (13,793)
Dividend reinvestment plan                                   (3)  (2,932)     266,564      4,304                             1,369
-----------------------------------------------------------------------------------------------------------------------------------
Balance, February 3, 2001        63,910,577   63,911    177,244  581,668  (10,454,644)  (168,793)       -    (59,264)      594,766

Comprehensive income -
  Net earnings                                                    35,335                                                    35,335

Cash dividends ($.27 per share)                                  (13,864)                                                  (13,864)
Exercise of stock options
  and related tax benefits                                           (94)      17,000        275                               181
Dividend reinvestment plan                                        (1,101)     153,198      2,473                             1,372
-----------------------------------------------------------------------------------------------------------------------------------
Balance, February 2, 2002        63,910,577  $63,911   $177,244 $601,944  (10,284,446) $(166,045) $     -   $(59,264)     $617,790
-----------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                            The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

                                                                         February 2,             February 3,           January 29,
Year ended                                                                     2002                    2001                  2000
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net Earnings (Loss)                                                $   35,335               $ (51,094)             $  29,303
     Adjustments to Reconcile Net Earnings (Loss) to Net Cash
       Provided by Operating Activities:
        Extraordinary item, net of tax                                         765                  (2,054)                     -
        Depreciation and amortization                                       84,693                  99,308                 97,012
        Deferred income taxes                                                7,424                 (24,575)                 2,223
        Accretion of bond discount                                           3,256                   6,425                  6,493
        Loss on assets held for disposal                                     2,349                  53,740                      -
        Loss on asset impairment                                                 -                   5,735                      -
        (Gain) loss from sale of assets                                     (1,116)                  3,651                   (538)
     Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable, prepaid expenses
           and other                                                       (18,726)                  9,802                (12,096)
        Decrease (increase) in merchandise inventories                      28,262                  35,163                (55,501)
        Increase (decrease) in accounts payable                             11,330                (115,311)                79,675
        Increase (decrease) in accrued expenses                             14,321                  (1,199)                32,810
-----------------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by Operating Activities                       167,893                  19,591                179,381
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
        Capital expenditures                                               (25,464)                (57,336)              (104,446)
        Proceeds from sales of assets                                       26,760                  14,380                  2,479
-----------------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by (Used in) Investing Activities               1,296                 (42,956)              (101,967)
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
        Net (payments) borrowings under line of credit
          agreements                                                       (56,876)                117,535                 10,000
        Reduction of long-term debt                                        (18,482)                (75,028)                  (170)
        Reduction of convertible debt                                     (161,056)                (17,208)               (72,294)
        Net proceeds from issuance of notes                                 87,522                       -                 76,000
        Dividends paid                                                     (13,864)                (13,793)               (13,693)
        Purchase of treasury shares                                              -                       -               (181,470)
        Proceeds from exercise of stock options                                181                       -                  6,998
        Proceeds from dividend reinvestment plan                             1,372                   1,369                  1,152
-----------------------------------------------------------------------------------------------------------------------------------
           Net Cash (Used in) Provided by Financing Activities            (161,203)                 12,875               (173,477)
-----------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                              7,986                 (10,490)               (96,063)
Cash and Cash Equivalents at Beginning of Year                               7,995                  18,485                114,548
-----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                $   15,981              $    7,995              $  18,485
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
     Income taxes paid                                                  $    6,570              $        -              $       -
     Interest paid, net of amounts capitalized                              47,081                  53,415                 43,449
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended February 2, 2002, February 3, 2001 and January 29, 2000 (dollar amounts in thousands, except per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS The Pep Boys-Manny, Moe & Jack and subsidiaries (the "Company") is engaged principally in the retail sale of automotive parts and accessories, automotive maintenance and service and the installation of parts through a chain of stores at February 2, 2002. The Company currently operates stores in 36 states and Puerto Rico.

FISCAL YEAR END The Company's fiscal year ends on the Saturday nearest to January 31. Fiscal years 2001 and 1999 were comprised of 52 weeks, while fiscal year 2000 was comprised of 53 weeks.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MERCHANDISE INVENTORIES Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, the inventory valuation difference would have been immaterial on both February 2, 2002 and February 3, 2001.

CASH AND CASH EQUIVALENTS Cash equivalents include all short-term, highly liquid investments with a maturity of three months or less when purchased.

PROPERTY AND EQUIPMENT Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives: building and improvements, 5 to 40 years; furniture, fixtures and equipment, 3 to 10 years.

SOFTWARE CAPITALIZATION In 1998, the Company adopted Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In accordance with this standard, certain direct development costs associated with internal-use software are capitalized, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects. These costs are amortized over a period not to exceed five years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

CAPITALIZED INTEREST Interest on borrowed funds is capitalized in connection with the construction of certain long-term assets. Capitalized interest amounted to $1, $489 and $1,098 in fiscal years 2001, 2000 and 1999, respectively.

REVENUE RECOGNITION The Company recognizes revenue from the sale of merchandise at the time the merchandise is sold. Service revenues are recognized upon completion of the service. The Company records revenue net of an allowance for estimated future returns. Return activity is immaterial to revenue and results of operations in all periods presented.

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

ADVERTISING The Company expenses the production costs of advertising the first time the advertising takes place. The Company nets cooperative advertising reimbursements against costs incurred. Net advertising expense for fiscal years 2001, 2000 and 1999 was $6,828, $0 and $346, respectively. No advertising costs were recorded as assets as of February 2, 2002 or February 3, 2001.

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

During fiscal year 2000, the Company, as a result of its ongoing review of the performance of its stores, identified certain stores whose cash flow trend indicated that the carrying value may not be fully recoverable. An impairment charge of $5,735 was recorded for these stores in costs of merchandise sales on the consolidated statement of operations. The charge reflects the difference between carrying value and fair value. Fair value was based on sales of similar assets or other estimates of fair value developed by Company management.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company is accounting for employee stock-based compensation plans in accordance with Accounting Principles Board (APB)
Opinion No. 25, "Accounting for Stock Issued to Employees," incorporating the guidance of Financial Accounting Standards Board (FASB) Interpretation No.
(FIN) 44 "Accounting for Certain Transactions involving Stock Compensation" and Emerging Issues Task Force (EITF) 00-23 "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN 44" and has provided disclosures required by SFAS No. 123.

COMPREHENSIVE INCOME Comprehensive income is reported in accordance with SFAS No. 130, "Reporting Comprehensive Income." Other comprehensive income includes minimum pension liability adjustments.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has adopted this statement in the first quarter of fiscal 2001 with no material effect on its consolidated financial statements.

SEGMENT INFORMATION The Company reports segment information in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company operates in one industry, the automotive aftermarket. In accordance with SFAS No. 131, the Company aggregates all of its stores and reports one operating segment. Sales by major product categories are as follows:

Year ended                    Feb. 2, 2002         Feb. 3, 2001           Jan. 29, 2000
----------------------------------------------------------------------------------------
Parts and Accessories           $1,403,775           $1,547,020              $1,571,445
Tires                              361,539              410,460                 382,565
----------------------------------------------------------------------------------------
Total Merchandise Sales          1,765,314            1,957,480               1,954,010

Service                            418,401              460,988                 440,523
----------------------------------------------------------------------------------------
Total Revenues                  $2,183,715           $2,418,468              $2,394,533
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

RECENT ACCOUNTING PRONOUNCEMENTS In 2001, the EITF issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This pronouncement deals with accounting for certain types of sales incentives and other consideration offered by companies to their customers. This guidance is effective in fiscal years beginning after December 15, 2001. The Company has analyzed the impact of the adoption of this statement and it will not have a material effect on the Company's consolidated financial statements upon its adoption on February 3, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This SFAS supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has analyzed the impact of the adoption of this statement and it will not have a material effect on the Company's consolidated financial statements upon its adoption on February 3, 2002.

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement apply to all business combinations initiated after June 30, 2001. SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. Adoption of SFAS 142 will result in ceasing amortization of goodwill. All of the provisions of the statement are effective in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company has analyzed the impact of the adoption of this statement and it will not have a material effect on the Company's consolidated financial statements upon its adoption on February 3, 2002.

In September 2000, the EITF issued EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN 44." This pronouncement addressed practice issues and questions related to accounting for stock compensation primarily under APB No. 25 and FIN 44. The Company has incorporated the guidance provided by the interpretation with no material effect on its consolidated financial statements.

In June 2000, the FASB issued FIN 44, "Accounting for Certain Transactions involving Stock Compensation." This interpretation provides additional guidance for APB No. 25, "Accounting for Stock Issued to Employees." The Company has incorporated the guidance provided by the interpretation with no material effect on its consolidated financial statements.

RECLASSIFICATIONS Certain reclassifications have been made to the prior years' consolidated financial statements to provide comparability with the current year's presentation.

NOTE 2 - DEBT

SHORT-TERM BORROWINGS In fiscal 2001, the Company had no short-term borrowing lines. In the third quarter of fiscal 2000, the Company, in conjunction with the acquiring of a new long-term revolving credit agreement, terminated its short-term borrowing line. The Company did have short-term borrowings during fiscal 2000 and the average and maximum month end balances were $4,232 and $13,000, respectively.


LONG-TERM DEBT
------------------------------------------------------------------------------------------------------------

                                                         February 2, 2002                 February 3, 2001
------------------------------------------------------------------------------------------------------------
Medium-term notes, 6.4% to 6.7%, due
   November 2004 through September 2007                          $144,005                         $144,005

Medium-term notes, 6.7% to 6.9%, due
   March 2004 through March 2006                                  100,000                          100,000

7% notes due June 2005                                            100,000                          100,000

6.92% Term Enhanced ReMarketable Securities,
   due July 2017                                                  100,000                          100,000

6.625% notes due May 2003                                          75,000                           75,000

Senior Secured Credit Facility,
   due July 2003 and July 2006                                     71,625                                -

Revolving credit agreement                                         70,842                          127,718

Other notes payable, 3.8% to 8%                                     7,561                            7,668
------------------------------------------------------------------------------------------------------------
                                                                  669,033                          654,391
Less current maturities                                           124,615                              197
------------------------------------------------------------------------------------------------------------

Total long-term debt                                             $544,418                         $654,194
------------------------------------------------------------------------------------------------------------

In June 2001, the Company obtained $90,000 in a Senior Secured Credit Facility. The Facility, which is secured by certain equipment and real estate with a total book value as of February 2, 2002 of $108,633, was issued in two tranches. Tranche A is a term loan for $45,000 with an interest rate based on London Interbank Offered Rate (LIBOR) plus 3.65%. Tranche A is structured as a two-year term loan payable in equal installments with the final payment due in 2003. The weighted average interest rate on Tranche A was 6.7% at February 2, 2002. Tranche B is a term loan for $45,000 with an interest rate of LIBOR plus 3.95%. Tranche B is structured as a five-year term loan payable in equal installments with the final payment due in 2006. The weighted average interest rate on Tranche B was 6.9% at February 2, 2002. The Senior Secured Credit Facility is subject to certain financial covenants.

In September 2000, the Company entered into a new revolving credit agreement. The new revolving credit agreement provides up to $225,000 of borrowing availability, which is collateralized by inventory and accounts receivable. Funds may be drawn and repaid anytime prior to September 10, 2004. Sixty days prior to each anniversary date, the Company may request and, upon agreement with the bank, extend the maturity of this facility an additional year. The interest rate on any loan is equal to the LIBOR plus 1.75%, and increases in 0.25% increments as the excess availability falls below $50,000. The revolver is subject to certain financial covenants. This revolver replaces the previous revolver the Company had with nine major banks, which provided up to $200,000 in borrowings. The Company recorded an after-tax extraordinary charge related to the extinguishment of its previous revolving credit agreement of $931. The weighted average interest rate on borrowings under the revolving credit agreement was 6.2% and 8.5% at February 2, 2002 and February 3, 2001, respectively.

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

Between July and October 1997, the Company issued $150,000 in Medium-Term Notes with interest rates of 6.4% to 6.7% and maturity dates from November 2004 through September 2007. $50,000 of this debt is redeemable at the option of the holder on July 16, 2002 and $49,000 is redeemable at the option of the holder on September 19, 2002.

In June 2000, the Company repurchased $5,995 face value of the $49,000 Medium-Term Note, which was redeemable at the option of the holder on September 19, 2002. The after-tax extraordinary gain was $960.

In the third quarter of 2001, the Company reclassed the $50,000 Medium-Term Note and the remaining $43,005 of the $49,000 Medium-Term Note to current liabilities on the consolidated balance sheet. These Medium-Term Notes are redeemable at the option of the holder on July 16, 2002 and September 19, 2002, respectively.

The other notes payable have a weighted average interest rate of 4.9% at February 2, 2002 and 5.4% at February 3, 2001, and mature at various times through August 2016. Certain of these notes are collateralized by land and buildings with an aggregate carrying value of approximately $7,260 and $7,398 at February 2, 2002 and February 3, 2001, respectively.



CONVERTIBLE DEBT
------------------------------------------------------------------------------------------------------------

                                                         February 2, 2002                 February 3, 2001
------------------------------------------------------------------------------------------------------------
Zero Coupon Convertible Subordinated Notes                       $      -                         $158,555
------------------------------------------------------------------------------------------------------------
                                                                        -                          158,555
   Less current maturities                                              -                          158,555
------------------------------------------------------------------------------------------------------------

Total long-term convertible debt                                 $      -                         $      -
------------------------------------------------------------------------------------------------------------



On September 20, 1996, the Company issued $271,704 principal amount
(at maturity) of Liquid Yield Option Notes (LYONs) with a price to the public of $150,000. The net proceeds to the Company were $146,250. The issue price of each such LYON was $552.07 and required no periodic payments of interest. The LYONs had a maturity date of September 20, 2011, at $1,000 per LYON, representing a yield to maturity of 4.0% per annum (computed on a semiannual bond equivalent basis).

In April 2000, the Company repurchased $30,200 face value of its LYONs at a price of $520 per LYON. The book value of the repurchased LYONs was $19,226 and the after-tax extraordinary gain was $2,025.

In May 2001, the Company repurchased $77,600 face value of its LYONs at a price of $649 per LYON. The book value of the repurchased LYONs was $51,517 and the after-tax extraordinary gain was $228.

In July 2001, the Company repurchased $3,000 face value of its LYONs at a price of $656 per LYON. The book value of the repurchased LYONs was $2,006.

In September 2001, the Company repurchased $159,702 face value of its LYONs which were redeemed at the option of the holder at a price of $673 per LYON. The book value of the repurchased LYONs was $107,475 and the after-tax extraordinary loss was $993.

In November 2001, the Company repurchased the remaining $1,202 face value of its LYONs which were redeemed for a price of $677 per LYON. The book value of the repurchased LYONs was $814.

Several of the Company's debt agreements require the maintenance of certain financial ratios and compliance with covenants. Approximately $36,133 of the Company's net worth was not restricted by these covenants as of February 2, 2002. The Company was in compliance with all such ratios and covenants at February 2, 2002.

The annual maturities, of all long-term debt for the next five years are $124,615 in 2002, $98,714 in 2003, $187,869 in 2004, $109,016 in 2005 and
$148,548 in 2006. These maturities include amounts for early redemption, which is at the option of the holders. Any compensating balance requirements related to all revolving credit agreements and debt were satisfied by balances available from normal business operations.

The Company was contingently liable for outstanding letters of credit in the amount of approximately $37,887 at February 2, 2002.

NOTE 3 - LEASE AND OTHER COMMITMENTS

In May 2001, the Company sold certain operating assets for $14,000. The assets were leased back from the purchaser in a lease structured as a one-year term with three one-year renewal options. The resulting lease is being accounted for as an operating lease and the gain of $3,817 from the sale of the certain operating assets is deferred until the lease term is completed and the residual guarantee is satisfied, at which time the gain will be recorded in costs of merchandise sales and costs of service revenue.

In January 2001, the Company sold certain assets for $10,464. The assets were leased back from the purchaser on a month to month renewable term basis with a residual guarantee given by the Company at the end of the lease term. The resulting lease is being accounted for as an operating lease and the gain of $593 from the sale of the certain assets is deferred until the lease term is completed and the residual guarantee is satisfied, at which time the gain will be recorded in costs of merchandise sales.

In September 2000, the Company entered into a $143,000 real estate operating lease facility with leased property trusts, established as an unconsolidated special-purpose entity. The real estate operating lease facility, which has an interest rate of LIBOR plus 1.85%, replaces $143,000 of leases, which had an interest rate of LIBOR plus 2.27%. The Company, as a result of replacing the existing operating leases, recorded a pretax charge to fiscal 2000 earnings of $1,630 of unamortized lease costs, which was recorded in the costs of merchandise sales section of the consolidated statement of operations. The $143,000 real estate operating lease facility has a four-year term with a guaranteed residual value. At February 2, 2002, the maximum amount of the residual guarantee relative to the real estate under the lease is approximately $92,372. The Company expects the fair market value of the leased real estate, subject to the purchase option or sale to a third party, to substantially reduce or eliminate the Company's payment under the residual guarantee at the end of the lease term.

The Company leases certain property and equipment under operating leases which contain renewal and escalation clauses. Future minimum rental commitments for noncancelable operating leases in effect as of February 2, 2002 are shown below. All amounts are exclusive of lease obligations and sublease rentals applicable to stores for which reserves in conjunction with the Profit Enhancement Plan have previously been established. The aggregate minimum rental commitments for such leases having terms of more than one year are approximately: 2002-$51,887; 2003-$44,925; 2004-$41,880; 2005-$35,888;
2006-$36,037; thereafter-$328,786. Rental expenses incurred for operating leases in 2001, 2000 and 1999 were $64,434, $63,206 and $59,890.

In October 2001, the Company entered into a contractual commitment to purchase media advertising services with equal annual purchase requirements totaling $39,773 over the next four years. As of February 2, 2002, the remaining balance for this commitment was $34,705.

NOTE 4 - STOCKHOLDERS' EQUITY

SHARE REPURCHASE - TREASURY STOCK On February 1, 1999, the Company repurchased 11,276,698 of its common shares outstanding pursuant to a Dutch Auction self-tender offer at a price of $16.00 per share. The repurchased shares included 1,276,698 common shares which were repurchased as a result of the Company exercising its option to purchase an additional 2% of its outstanding shares. Expenses related to the share repurchase were approximately $1,638 and were included as part of the cost of the shares acquired. A portion of the treasury shares will be used by the Company to provide benefits to employees under its compensation plans and in conjunction with the Company's dividend reinvestment program. As of February 2, 2002, the Company has reflected 10,284,446 shares of its common stock at a cost of $166,045 as "cost of shares in treasury" on the Company's consolidated balance sheet.


RIGHTS AGREEMENT On December 31, 1997, the Company distributed as a dividend one common share purchase right on each of its common shares. The rights will not be exercisable or transferable apart from the Company's common stock until a person or group, as defined in the rights agreement (dated December 5, 1997), without the proper consent of the Company's Board of Directors, acquires 15% or more, or makes an offer to acquire 15% or more of the Company's outstanding stock. When exercisable, the rights entitle the holder to purchase one share of the Company's common stock for $125. Under certain circumstances, including the acquisition of 15% of the Company's stock by a person or group, the rights entitle the holder to purchase common stock of the Company or common stock of an acquiring company having a market value of twice the exercise price of the right. The rights do not have voting power and are subject to redemption by the Company's Board of Directors for $.01 per right anytime before a 15% position has been acquired and for 10 days thereafter, at which time the rights become nonredeemable. The rights expire on December 31, 2007.

BENEFITS TRUST On April 29, 1994, the Company established a flexible employee benefits trust with the intention of purchasing up to $75,000 worth of the Company's common shares. The repurchased shares will be held in the trust and will be used to fund the Company's existing benefit plan obligations including healthcare programs, savings and retirement plans and other benefit obligations. The trust will allocate or sell the repurchased shares through 2023 to fund these benefit programs. As shares are released from the trust, the Company will charge or credit additional paid-in capital for the difference between the fair value of shares released and the original cost of the shares to the trust. For financial reporting purposes, the trust is consolidated with the accounts of the Company. All dividend and interest transactions between the trust and the Company are eliminated. In connection with the Dutch Auction self-tender offer, 37,230 shares were tendered at a price of $16.00 per share in fiscal 1999. At February 2, 2002, the Company has reflected 2,195,270 shares of its common stock at a cost of $59,264 as "cost of shares in benefits trust" on the Company's consolidated balance sheet.

NOTE 5 - PROFIT ENHANCEMENT PLAN

In the third quarter 2000, the Company performed a comprehensive review of its field, distribution and Store Support Center infrastructure as well as the performance of each store. As a result of this review, the Company implemented a number of changes that it believed would improve its performance and recorded a charge of $71,234. The charges included expenses related to the closure of the 38 under-performing stores and two distribution centers, certain equipment write-offs, the abandonment of two development parcels and severance costs.
The charges were recorded in costs of merchandise sales, costs of service revenue and selling, general and administrative expenses on the consolidated statement of operations as $62,665, $5,661 and $2,908, respectively.

PLAN UPDATE

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

The Company is progressing towards the disposal of the 38 stores, 11 of which were owned and 27 were leased by the Company, two distribution centers and two development parcels which were closed or abandoned in connection with the Profit Enhancement Plan. As of the end of fiscal 2001, the Company had successfully disposed of ten of the closed stores, the two distribution centers and one of the development parcels. The Company estimates the remaining closed or abandoned properties will be disposed of by the end of fiscal 2002.

ASSETS HELD FOR DISPOSAL

The assets held for disposal as of the end of fiscal 2001 and 2000 included the building and land of the remaining closed stores owned by the Company, additional development parcels, and equipment from the remaining closed stores. The carrying values of the building, land and equipment were $16,007 and $22,629 for fiscal years 2001 and 2000, respectively.

In fiscal 2001, the Company was able to sell three of the 13 owned properties for net proceeds of $4,103. The sales resulted in a loss of $691 which was recorded in costs of merchandise sales and selling, general and administrative expenses on the consolidated statement of operations. Additionally, the Company recorded a downward revision in the estimated values for certain properties of $1,496 in fiscal 2001. This expense was recorded in costs of merchandise sales on the consolidated statement of operations. In fiscal 2001, the Company recorded a loss for equipment held for disposal of $162, which was due primarily to a reduction in the Company's estimated proceeds.

The Company is actively marketing the remaining ten owned properties and has made adjustments to property values in accordance with the change in market values. As a result, the Company has extended the original estimated time needed for selling the owned properties. It is expected that seven of these properties with a carrying value of $10,663 will be disposed of by the second quarter 2002, with the remaining three properties with a carrying value of $4,746 expected to be disposed of by the end of the third quarter 2002. The Company will continue to monitor the status for disposing of its owned properties and make any necessary adjustments. An adjustment was reflected in on-going expenses for the increased time required to maintain these properties.

LEASE RESERVE

As of the end of fiscal 2001, the Company was able to sublease three and exit the lease of an additional five leased properties. The Company expects the remaining 19 leased properties to be subleased or otherwise disposed of by the end of fiscal 2002.

The Company increased the reserve for leases $1,644 during fiscal 2001. These changes in the reserve were a result of a $3,834 increase due primarily to an increase in the estimated amount of time it will take the Company to sublease certain properties and a decrease in estimated sublease rates. The reserve increase was offset, in part, by a $2,190 decrease due primarily to lower than estimated commissions and lease exit costs on subleases for certain properties. The effects of these adjustments were recorded in costs of merchandise sales and costs of service revenue.

In fiscal 2000, the Company increased the lease reserve by $113. These changes in the reserve were a result of a $1,176 increase due to an increase in the estimated lease payments related to the closed stores. The increase was offset, in part, by a $1,063 decrease due primarily to an increase in the estimated sublease rates coupled with lower lease related expenses.

ON-GOING EXPENSES

The on-going expense reserve represents exit activity costs which are not associated with or do not benefit activities that will be continued. These costs are necessary to maintain the remaining closed stores until sold, sublet or otherwise disposed of. The on-going costs reserve includes general maintenance costs such as utilities, security, telephone, real estate taxes and personal property taxes which will be incurred until the properties are disposed. The reserve for on-going costs will diminish as sites are sold, sublet or otherwise disposed of and such activities are estimated to be completed by the end of fiscal 2002.

In fiscal 2001, the Company increased the on-going expense reserve $595.
This change was a result of a $1,214 increase in the reserve due to an increase in the estimated time it is expected to take to sublease, sell or otherwise dispose of the remaining properties offset, in part, by a $619 decrease due to lower than anticipated cost for utilities and security costs.

In fiscal 2000, the Company increased the on-going expense reserve $361. This change was due to an increase in the estimated time it is expected to take to sublease, sell or otherwise dispose of the remaining properties.

SEVERANCE RESERVE

The total number of employees separated due to the Profit Enhancement Plan was approximately 1,000. The 1,000 employees were composed of 76% store employees, 13% distribution employees, and 11% Store Support Center and field administrative employees. The total severance paid in connection with the Profit Enhancement Plan was $1,353.

In fiscal 2001, the Company reversed $69 of severance due primarily to certain employees originally expected to be receiving severance failing to qualify to receive payments and lower than estimated final payments. Each reversal was recorded through the line it was originally charged in the consolidated statements of operations.

In fiscal 2000, the Company reversed $272 of severance due to employees being accepted into positions in other locations of the Company and employees failing to qualify to receive payments. Each reversal was recorded through the line it was originally charged in the consolidated statements of operations.

NON-RESERVABLE EXPENSES

Non-reservable expenses are those costs which could not be reserved, but were incurred as a result of the Profit Enhancement Plan. These expenses related to costs incurred which had a future economic benefit to the Company such as the transferring of inventory and equipment out of properties closed by the Profit Enhancement Plan.

The expenses of this nature incurred were $678 and $3,611 for fiscal 2001 and fiscal 2000, respectively. The fiscal 2001 expenses incurred related to the completion of the removal of inventory and equipment from the closed distribution centers. The fiscal 2000 expenses were incurred for inventory and equipment handling related to the closure of the 38 stores and two distribution centers. The fiscal 2000 expenses were offset by a recovery of certain benefit expenses related to the reduction in workforce.

PROFIT ENHANCEMENT PLAN EXPENSE SUMMARY

Below are tables summarizing expenses related to the Profit Enhancement Plan for fiscal 2001 and fiscal 2000. The details and reasons for the original charge and changes to the charge are as described above in the respective reserve categories.


FISCAL 2001

                                     Non-Reservable
Income Statement         Reserve        Expense      Total
Classification         Adjustments     Incurred      Expense
-----------------------------------------------------------------
Costs of
   merchandise sales     $3,528       $ 641         $4,169

Costs of
   service revenue          804           9            813

Selling, general and
   administrative           187          28            215
-----------------------------------------------------------------
Total expenses           $4,519       $ 678         $5,197
-----------------------------------------------------------------

FISCAL 2000

                                                 Non-Reservable
Income Statement         Original     Reserve       Expense     Total
Classification           Charge     Adjustments    Incurred     Expense
-----------------------------------------------------------------------------
Costs of
   merchandise sales     $62,665      $ 939        $3,481       $67,085

Costs of
   service revenue         5,661       (177)         (252)        5,232

Selling, general and
   administrative          2,908       (662)          382         2,628
-----------------------------------------------------------------------------
Total expenses           $71,234      $ 100        $3,611       $74,945
-----------------------------------------------------------------------------

At the end of the third quarter 2000, the Company set up a reserve liability account which is included in accrued liabilities on the consolidated balance sheet. This liability account tracks all accruals including remaining rent on leases net of sublease income, severance, and on-going expenses for the closed properties. The following chart reconciles the change in reserve from the origination of the charge through the fiscal year ended February 2, 2002. All additions and adjustments were charged or credited through the appropriate line items on the statement of operations.


                           Lease       Fixed                 On-going
                           Expenses    Assets    Severance   Expenses     Total
-----------------------------------------------------------------------------------------
Original charges          $ 7,916      $57,680     $ 1,694    $ 3,944     $71,234

Addition                    1,176        1,074           -        361       2,611

Utilization                  (975)     (58,754)     (1,213)    (1,345)    (62,287)

Adjustment                 (1,063)           -        (272)         -      (1,335)
-----------------------------------------------------------------------------------------
Reserve balance
  at Feb. 3, 2001           7,054            -         209      2,960      10,223
-----------------------------------------------------------------------------------------
Addition                    3,834        2,440           -      1,214       7,488

Utilization                (5,548)      (2,349)       (140)    (2,235)    (10,272)

Adjustment                 (2,190)         (91)        (69)      (619)     (2,969)
-----------------------------------------------------------------------------------------
Reserve balance
  at Feb. 2, 2002         $ 3,150      $     -     $     -    $ 1,320     $ 4,470
-----------------------------------------------------------------------------------------


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

Pension expense (income) includes the following:

                                                                      Feb. 2,                 Feb. 3,                Jan. 29,
Year ended                                                              2002                    2001                    2000
-----------------------------------------------------------------------------------------------------------------------------

Interest cost                                                       $  1,895                 $ 1,848                $  1,826
Expected return on plan assets                                        (2,162)                 (2,261)                 (1,915)
Amortization of transition asset                                        (214)                   (214)                   (214)
Recognized actuarial loss                                                992                     890                     597
-----------------------------------------------------------------------------------------------------------------------------

Total pension expense                                               $    511                 $   263                $    294
-----------------------------------------------------------------------------------------------------------------------------

Pension plan assets are stated at fair market value and are composed primarily of money market funds, stock index funds, fixed income investments with maturities of less than five years, and the Company's common stock.

The following table sets forth the reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company's defined benefit plan:


                                                                           Feb. 2,                 Feb. 3,
Year ended                                                                   2002                    2001
--------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation:

  Benefit obligation at beginning of year                                  $25,726                $26,955
    Interest cost                                                            1,895                  1,848
    Actuarial loss (gain)                                                      944                 (2,041)
    Benefits paid                                                           (1,056)                (1,036)
---------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                          $27,509                $25,726
---------------------------------------------------------------------------------------------------------------

Change in Plan Assets:

  Fair value of plan assets at beginning of year                           $25,854                $26,974
    Actual return on plan assets (net of expenses)                           1,816                    (84)
    Employer contributions                                                     895                      -
    Benefits paid                                                           (1,056)                (1,036)
---------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                                   $27,509                $25,854
---------------------------------------------------------------------------------------------------------------

Reconciliation of the Funded Status:

  Funded status                                                            $     -                $   128
  Unrecognized transition asset                                                  -                   (214)
  Unrecognized actuarial loss                                                3,960                  3,663
---------------------------------------------------------------------------------------------------------------
Net amount recognized at year-end
   as prepaid benefit cost                                                 $ 3,960                $ 3,577
---------------------------------------------------------------------------------------------------------------

Weighted-Average Assumptions:
  Discount rate                                                               7.25%                  7.40%
  Expected return on plan assets                                              8.50%                  8.50%
---------------------------------------------------------------------------------------------------------------


The Company had no comprehensive income attributable to the change in the minimum pension liability in fiscal years 2001 and 2000. The Company recorded other comprehensive income, net of tax, attributable to the change in the minimum pension liability of $4,210 in fiscal year 1999.

The Company has 401(k) savings plans which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation. The Company's savings plans' contribution expense was $4,516, $4,947 and $5,644 in fiscal years 2001, 2000 and 1999, respectively.

NOTE 7 - NET EARNINGS PER SHARE

For fiscal years 2001, 2000 and 1999, basic earnings per share are based on net earnings divided by the weighted average number of shares outstanding during the period. Diluted earnings per share assumes conversion of convertible subordinated notes, zero coupon convertible subordinated notes and the dilutive effects of stock options. Adjustments for convertible securities were antidilutive in 2001, 2000 and 1999, and therefore excluded from the computation of diluted EPS; all of these securities were retired as of the end of fiscal 2001 and will not effect future calculations. Options to purchase 3,940,587, 5,032,772 and 4,755,657 shares of common stock were outstanding at February 2, 2002, February 3, 2001 and January 29, 2000, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares on such dates.

The following schedule presents the calculation of basic and diluted earnings per share for income before extraordinary items:

(In thousands, except per share amounts)

                                         Fiscal 2001                        Fiscal 2000                       Fiscal 1999
                            ----------------------------------  ---------------------------------- ---------------------------------
                             Earnings      Shares     Per share Earnings       Shares    Per share Earnings     Shares     Per share
                            (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount   (Numerator)(Denominator) Amount
                            ----------- ------------  ------   ----------- ------------- ------    ---------- ------------ ------
Basic EPS Before
Extraordinary Items
 Earnings available to
  common shareholders         $36,100       51,348    $  .70    $(53,148)      51,088    $(1.04)    $ 29,303      50,665     $.58
                                                      ======                             ======                              ====
Effect of Dilutive
Securities
Common shares assumed
 issued upon exercise of
 dilutive stock options             -          687                     -            -                       -        175
                              -------       ------               -------       ------                 -------     ------
Diluted EPS Before
Extraordinary Items
 Earnings available to
  common shareholders
  assuming conversion         $36,100       52,035    $  .69    $(53,148)      51,088    $(1.04)    $ 29,303      50,840     $.58
                              =======       ======    ======    ========       ======    ======     ========      ======     ====


NOTE 8 - STOCK OPTION PLANS

Options to purchase the Company's common stock have been granted to key employees and members of the Board of Directors. The option prices are at least 100% of the fair market value of the common stock on the grant date.

On May 21, 1990, the stockholders approved the 1990 Stock Incentive Plan which authorized the issuance of restricted stock and/or options to purchase up to 1,000,000 shares of the Company's common stock. Additional shares in the amounts of 2,000,000, 1,500,000 and 1,500,000 were authorized by stockholders on June 4, 1997, May 31, 1995 and June 1, 1993, respectively. In April 2001, the Board of Directors amended the 1990 Stock Incentive Plan to extend the expiration date for the grant of non-qualified stock options and restricted stock thereunder to directors, officers and employees until March 31, 2005. Under this plan, both incentive and nonqualified stock options may be granted to eligible participants. Incentive stock options are fully exercisable on the second or third anniversary of the grant date or become exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Nonqualified options are fully exercisable on the third anniversary of their grant date or become exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options cannot be exercised more than ten years after the grant date. As of February 2, 2002, 478,367 remain available for grant.

On June 2, 1999 the stockholders approved the 1999 Stock Incentive Plan which authorized the issuance of restricted stock and/or options to purchase up to 2,000,000 shares of the Company's common stock. Under this plan, both incentive and nonqualified stock options may be granted to eligible participants. The incentive stock options and nonqualified stock options are fully exercisable on the third anniversary of the grant date or become exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options cannot be exercised more than ten years after the grant date. As of February 2, 2002, 102,000 shares remain available for grant.

                           Equity               Equity
                           compensation         compensation
                           plans approved       plans not approved
                           by shareholders      by shareholders         Total
--------------------------------------------------------------------------------------
Number of securities to
  be issued upon exercise
  of outstanding options    6,316,787                 -                  6,316,787

Weighted average exercise
  price of outstanding
  options                  $    16.48           $     -                 $    16.48

Number of securities
  remaining available for
  future issuance under
  equity compensation plans
  (excluding securities
    reflected in top row)     580,367                 -                    580,367
--------------------------------------------------------------------------------------


Stock option transactions for the Company's stock option plans are summarized as follows:


                                                       Fiscal 2001                  Fiscal 2000                 Fiscal 1999
                                          ------------------------      -----------------------        --------------------
                                                          Weighted                     Weighted                    Weighted
                                                           Average                      Average                     Average
                                                          Exercise                     Exercise                    Exercise
                                              Shares         Price         Shares         Price         Shares        Price
---------------------------------------------------------------------------------------------------------------------------
Outstanding - beginning of year            5,039,772        $19.63      5,413,622        $22.05      4,982,761       $23.02
Granted                                    1,757,000          6.75      1,160,450          6.34      1,558,450        16.08
Exercised                                    (19,400)         8.77              -             -       (519,850)       12.50
Cancelled                                   (460,585)        14.26     (1,534,300)        18.10       (607,739)       22.75
---------------------------------------------------------------------------------------------------------------------------
Outstanding - end of year                  6,316,787         16.48      5,039,772         19.63      5,413,622        22.05
---------------------------------------------------------------------------------------------------------------------------
Options exercisable at year end            3,422,187         22.29      2,501,678         24.93      2,489,162        24.66

Weighted average estimated fair value
   of options granted                                         2.85                         2.54                        6.60
---------------------------------------------------------------------------------------------------------------------------


          The following table summarizes information about stock options outstanding at February 2, 2002:

                                                        Options Outstanding                      Options Exercisable
                                       -------------------------------------------------    -------------------------------
                                                              Weighted
                                                               Average          Weighted                           Weighted
                                               Number        Remaining           Average           Number           Average
Range of                                  Outstanding      Contractual          Exercise      Exercisable          Exercise
Exercise Prices                       at Feb. 2, 2002             Life             Price   at Feb.2, 2002             Price
---------------------------------------------------------------------------------------------------------------------------

$ 5.31 to $13.00                            2,447,200          9 years            $ 6.56          379,200            $ 6.56
$13.01 to $21.00                            1,397,230          7 years             15.58          747,630             15.53
$21.01 to $29.00                            1,436,792          5 years             23.30        1,259,792             23.34
$29.01 to $37.38                            1,035,565          4 years             31.65        1,035,565             31.65
---------------------------------------------------------------------------------------------------------------------------
$ 5.31 to $37.38                            6,316,787                                           3,422,187
---------------------------------------------------------------------------------------------------------------------------

The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and the guidance of FIN 44 "Accounting for Certain Transactions involving Stock Compensation" and EITF 00-23 "Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FIN 44" in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates and recognized as compensation expense on a straight-line basis over the vesting period of the grant consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings (loss) and net earnings (loss) per share would have been reduced to the pro forma amounts indicated as follows:


-----------------------------------------------------------------------------------------------------------
                                                Fiscal 2001          Fiscal 2000          Fiscal 1999
-----------------------------------------------------------------------------------------------------------
Net earnings (loss):
  Income (loss) before extraordinary items         $32,208             $(57,365)             $24,450
   Extraordinary items                                (765)               2,054                    -
-----------------------------------------------------------------------------------------------------------
   Net income (loss)                               $31,443             $(55,311)             $24,450
-----------------------------------------------------------------------------------------------------------

Earnings (loss) per share - basic:
  Income (loss) before extraordinary items         $   .63             $  (1.12)             $   .48
   Extraordinary items                                (.01)                 .04                    -
-----------------------------------------------------------------------------------------------------------
   Net income (loss)                               $   .62             $  (1.08)             $   .48
-----------------------------------------------------------------------------------------------------------

Earnings (loss) per share - diluted:
  Income (loss) before extraordinary items         $   .62             $  (1.12)             $   .48
   Extraordinary items                                (.01)                 .04                    -
-----------------------------------------------------------------------------------------------------------
   Net income (loss)                               $   .61             $  (1.08)             $   .48
-----------------------------------------------------------------------------------------------------------


The pro forma effects on net earnings for fiscal years 2001, 2000 and 1999 are not representative of the pro forma effect on net earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

The fair value of each option granted during fiscal years 2001, 2000 and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (i) dividend yield of 1.29%, 0.90% and 0.78%, respectively; (ii) expected volatility of 39%, 40% and 34%, respectively; (iii) risk-free interest rate ranges of 2.8% to 5.5%, 5.8% to 6.7% and 5.0% to 6.5%, respectively; and (iv) ranges of expected lives of 4 years to 8 years for fiscal years 2001, 2000 and 1999.

NOTE 9 - INCOME TAXES

The provision for income taxes includes the following:



                                                                            Feb. 2,                  Feb. 3,              Jan. 29,
Year ended                                                                    2002                     2001                  2000
----------------------------------------------------------------------------------------------------------------------------------
Current:
   Federal                                                                $ 12,640                $ (6,300)             $  12,653
   State                                                                       240                     353                    788
Deferred:
   Federal                                                                   6,680                 (22,776)                 2,074
   State                                                                       744                  (1,798)                   149
----------------------------------------------------------------------------------------------------------------------------------
                                                                          $ 20,304                $(30,521)             $  15,664
----------------------------------------------------------------------------------------------------------------------------------

A reconciliation of the statutory federal income tax rate to the effective rate of the provision for income taxes follows:


                                                                            Feb. 2,                  Feb. 3,              Jan. 29,
Year ended                                                                    2002                     2001                  2000
-----------------------------------------------------------------------------------------------------------------------------------
Statutory tax rate                                                            35.0%                    35.0%                 35.0%
State income taxes,
   net of federal
   tax benefits                                                                1.2                      1.2                   1.4
Job credits                                                                   (0.3)                     0.3                  (1.1)
Other, net                                                                     0.1                        -                  (0.5)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              36.0%                    36.5%                 34.8%
-----------------------------------------------------------------------------------------------------------------------------------


Items that gave rise to significant portions of the deferred tax accounts are as follows:


                                                                            Feb. 2,                  Feb. 3,
                                                                              2002                     2001
-----------------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Inventories                                                            $  3,841                 $  8,431
   Vacation accrual                                                          4,990                    5,014
   Store closing reserves                                                    1,968                    5,661
   Accrued leases                                                            7,737                    7,966
   Real estate tax                                                          (2,188)                  (2,091)
   Insurance                                                                 4,621                    4,009
   Benefit accruals                                                         (5,693)                  (2,347)
   Carry forward credits                                                         -                   (2,401)
   Other                                                                       544                    1,167
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          $ 15,820                 $ 25,409
-----------------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Depreciation                                                           $ 69,093                 $ 68,709
   State taxes                                                              (2,643)                  (2,040)
   Legal                                                                    (2,438)                       -
   Other                                                                        15                     (477)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          $ 64,027                 $ 66,192
-----------------------------------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                $ 48,207                 $ 40,783
-----------------------------------------------------------------------------------------------------------------------------------


NOTE 10 - CONTINGENCIES

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

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows:


                                                        February 2, 2002                            February 3, 2001
                                                   ------------------------                     -----------------------
                                                 Carrying           Estimated                 Carrying          Estimated
                                                   Amount          Fair Value                   Amount         Fair Value
--------------------------------------------------------------------------------------------------------------------------
Assets:
   Cash and cash equivalents                    $  15,981           $  15,981                $   7,995          $   7,995
   Accounts receivable                             18,052              18,052                   16,792             16,792
Liabilities:
   Accounts payable                               216,085             216,085                  204,755            204,755
   Long-term debt including
    current maturities                            669,033             635,080                  654,391            472,770
   Zero coupon
    convertible
    subordinated notes                                  -                   -                  158,555            148,525
--------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

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

The fair value estimates presented herein are based on pertinent information available to management as of February 2, 2002 and February 3, 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from amounts presented herein.


QUARTERLY FINANCIAL DATA (UNAUDITED)                               The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                    Net Earnings(Loss)        Net
                                              Net Earnings           Per Share Before      Earnings
                                   Operating (Loss) Before   Net       Extraordinary        (Loss)        Cash      Market Price
Year Ended        Total    Gross     Profit  Extraordinary Earnings        Items           Per Share    Dividends     Per Share
Feb. 2, 2002    Revenues   Profit    (Loss)      Items      (Loss)    Basic   Diluted   Basic  Diluted  Per Share   High     Low
-----------------------------------------------------------------------------------------------------------------------------------

1st Quarter     $551,383  $155,537  $27,039  $  9,108      $ 9,108   $ .18   $  .18    $ .18   $  .18  $.0675     $ 7.00   $ 4.40
2nd Quarter      572,874   164,104   31,964    12,285       12,519     .24      .24      .24      .24   .0675      13.97     5.35
3rd Quarter      551,255   155,706   27,362    11,016       10,022     .21      .21      .19      .19   .0675      13.70     8.80
4th Quarter      508,203   142,049   17,085     3,691        3,686     .07      .07      .07      .07   .0675      18.48    11.88
-----------------------------------------------------------------------------------------------------------------------------------

Year Ended
Feb. 3, 2001
-----------------------------------------------------------------------------------------------------------------------------------
1st Quarter     $614,809  $159,816  $19,501  $  4,407      $6,447    $ .09   $  .09    $ .13   $  .13  $.0675     $ 7.69   $ 5.50
2nd Quarter      633,887   157,622   18,593     3,409       4,376      .07      .07      .09      .09   .0675       7.63     5.63
3rd Quarter      622,382    66,358  (82,571)  (62,271)    (63,209)   (1.22)   (1.22)   (1.24)   (1.24)  .0675       6.44     4.19
4th Quarter(1)   547,390   148,055   16,445     1,292       1,292      .03      .03      .03      .03   .0675       5.38     3.31
-----------------------------------------------------------------------------------------------------------------------------------

(1) Included 14 weeks due to the 53 week fiscal year


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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The material contained in the registrant's definitive proxy statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year (the "Proxy Statement"), under the captions "(ITEM 1) ELECTION OF DIRECTORS," other than "-Report of the Audit Committee of the Board of Directors," and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" is hereby incorporated herein by reference. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I, in accordance with General Instruction G(3) to Form
10-K.

ITEM 11 EXECUTIVE COMPENSATION

The material in the Proxy Statement under the caption "EXECUTIVE COMPENSATION," other than the material under "-Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "-Performance Graph," is hereby incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The material in the Proxy Statement under the caption "SHARE OWNERSHIP" is hereby incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The material in the Proxy Statement under the caption "EXECUTIVE
COMPENSATION-Certain Relationships and Related Transactions" is hereby incorporated herein by reference.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a).                                                                Page
                                                                           ----

1. The following consolidated financial statements of The Pep Boys - Manny, Moe & Jack are included in Item 8.

    Independent Auditors' Report                                             32

    Consolidated Balance Sheets - February 2, 2002
    and February 3, 2001                                                     33

    Consolidated Statements of Operations - Years ended February 2, 2002,
    February 3, 2001 and January 29, 2000                                    34

    Consolidated Statements of Stockholders' Equity Years ended February
     2, 2002, February 3, 2001 and January 29, 2000                          35

    Consolidated Statements of Cash Flows - Years ended February 2, 2002,
    February 3, 2001, and January 29, 2000                                   36

    Notes to Consolidated Financial Statements                               37


2. The following consolidated financial statement schedule of The Pep Boys - Manny, Moe & Jack is included.

            Schedule II     Valuation and Qualifying Accounts and Reserves   65

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

(4.2)      Indenture, dated as of June                                          Incorporated by reference from
           12, 1995, between the Company                                        the Registration Statement on
           and First Fidelity Bank,                                             Form S-3 (File No. 33-59859).
           National Association as Trustee,
           including Form of Debenture





(4.3)      Indenture, dated as of July 15, 1997,                                Incorporated by reference from
           between the Company and PNC                                          the Registration Statement on
           Bank, National Association, as                                       Form S-3 (File No. 333-30295).
           Trustee, providing for the issuance
           of Senior Debt Securities, and form
           of security

(4.4)      Indenture, dated as of February 18, 1998                             Incorporated by reference from
           between the Company and PNC                                          the Registration Statement on
           Bank, National Association, as                                       Form S-3/A (File No. 333-45793).
           Trustee, providing for the issuance
           of Senior Debt Securities, and form
           of security



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

(10.8)     Flexible Employee Benefits Trust                                     Incorporated by reference from
                                                                                the Company's Form 8-K dated May
                                                                                6, 1994.

(10.9)*    The Pep Boys Savings Plan - Puerto Rico                              Incorporated by reference from
                                                                                the Company's Form 10-K for the
                                                                                year ended January 31, 1998.





(10.10)*  Form of Employment Agreement dated as of                              Incorporated by reference from
          June 1998 between the Company and certain                             the Company's Form 10-Q for the
          officers of the Company.                                              quarter ended October 31, 1998.

(10.11)*  Employment Agreement between Mitchell G. Leibovitz                    Incorporated by reference from
          and the Company dated as of June 3, 1998.                             the Company's Form 10-Q for the
                                                                                quarter ended October 31, 1998.
(10.12)   The Pep Boys - Manny, Moe & Jack                                      Incorporated by reference from
          Annual Incentive Bonus Plan, as amended and restated.                 the Company's Form 10-K for the
                                                                                year ended January 30, 1999.

(10.13)   Amendments to The Pep Boys Savings Plan - Puerto Rico                 Incorporated by reference from
                                                                                the Company's Form 10-Q for the
                                                                                quarter ended May 1, 1999.

(10.14)*  The Pep Boys - Manny, Moe and Jack                                    Incorporated by reference from
          1999 Stock Incentive Plan - Amended                                   the Company's Form 10-Q for the
          and Restated as of August 31, 1999.                                   quarter ended October 30, 1999.

(10.15)   Loan and Security Agreement between the Company and                   Incorporated by reference from
          Congress Financial Corporation dated September 22, 2000.              the Company's Form 8-K filed
                                                                                October 18, 2000.

(10.16)   Participation Agreement between the Company and                       Incorporated by reference from
          The State Street Bank and Trust (Trustee) dated                       the Company's Form 8-K filed
          September 22, 2000.                                                   October 18, 2000.

(10.17)   Master Lease Agreement between the Company and                        Incorporated by reference from
          The State Street Bank and Trust (Trustee) dated                       the Company's Form 8-K filed
          September 22, 2000.                                                   October 18, 2000.

(10.18)   Sale-leaseback agreement between the Company                          Incorporated by reference from
          and ARI Fleet LT dated January 31, 2001.                              the Company's Form 10-K for the
                                                                                year ended February 3, 2001.

(10.19)*  The Pep Boys - Manny, Moe and Jack                                    Incorporated by reference from
          1990 Stock Incentive Plan - Amended                                   the Company's Form 10-K for the
          and Restated as of March 26, 2001.                                    year ended February 3, 2001.

(10.20)   Credit Agreement between the Company                                  Incorporated by reference from
          and GMAC Business Credit, LLC dated                                   the Company's Form 8-K filed
          June 29, 2001.                                                        July 13, 2001.

(10.21)*  The Pep Boys Savings Plan - Amended
          and Restated as of April 25, 2001.

(10.22) Amendment No. 1 dated as of June 29, 2001 to the Loan and Security Agreement dated
          September 22, 2000 between the Company and
          Congress Financial Corporation.

(10.23)*  The Pep Boys - Manny, Moe & Jack
          Pension Plan - Amended and Restated
          as of September 10, 2001.

(10.24)   Advertising Purchase Agreement between
          the Company and ICON International, Inc.
          dated October 3, 2001.

(10.25) Amendment No. 2 dated as of December 13, 2001 to the Loan and Security Agreement dated
          September 22, 2000 between the Company and
          Congress Financial Corporation


(11)      Computation of Earnings per Share

(12)      Computation of Ratio of Earnings
          to Fixed Charges

(21)      Subsidiaries of the Company

(23)      Independent Auditors' Consent



*  Management contract or compensatory plan or arrangement.

           (b)   None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           THE PEP BOYS - MANNY, MOE & JACK
                                                      (Registrant)




Dated: May 3, 2002                         by: /s/ George Babich Jr.
       --------------                          ---------------------
                                               George Babich Jr.,
                                               President and
                                               Chief Financial Officer

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


SIGNATURE                                                     CAPACITY                                      DATE
----------                                                    --------                                      ----

/s/ Mitchell G. Leibovitz                                     Chairman of the Board                      May 3, 2002
Mitchell G. Leibovitz                                         and Chief Executive Officer
                                                              (Principal Executive Officer)

/s/ George Babich Jr.                                         President and                              May 3, 2002
George Babich Jr.                                             Chief Financial Officer
                                                              (Principal Financial
                                                               Officer)


/s/ Bernard K. McElroy                                        Chief Accounting Officer                   May 3, 2002
Bernard K. McElroy                                            and Treasurer (Principal
                                                              Accounting Officer)


/s/ Peter A. Bassi                                            Director                                   May 3, 2002
Peter A. Bassi


/s/ Lennox K. Black                                           Director                                   May 3, 2002
Lennox K. Black


/s/ Bernard J. Korman                                         Director                                   May 3, 2002
Bernard J. Korman


/s/ J. Richard Leaman, Jr.                                    Director                                   May 3, 2002
J. Richard Leaman, Jr.


/s/ William Leonard                                           Director                                   May 3, 2002
William Leonard


/s/ Malcolmn D. Pryor                                         Director                                   May 3, 2002
Malcolmn D. Pryor


/s/ Lester Rosenfeld                                          Director                                   May 3, 2002
Lester Rosenfeld


/s/ Jane Scaccetti                                            Director                                   May 3, 2002
Jane Scaccetti


/s/ Benjamin Strauss                                          Director                                   May 3, 2002
Benjamin Strauss


/s/ John T. Sweetwood                                         Director                                   May 3, 2002
John T. Sweetwood



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
Descriptions                               Period            Expenses        Accounts         Deductions*        Period
----------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended February 2, 2002                 $639               $1,674        $  -              $1,588             $725
----------------------------------------------------------------------------------------------------------------------------
Year Ended February 3, 2001                 $826               $1,859        $  -              $2,046             $639
----------------------------------------------------------------------------------------------------------------------------
Year Ended January 29, 2000                 $996               $3,254        $  -              $3,424             $826
----------------------------------------------------------------------------------------------------------------------------

*Uncollectible accounts written off.

INDEX TO EXHIBITS
Index of Financial Statements, Financial Statement Schedule and Exhibits

                                                                          Page
                                                                          ----

1. The following consolidated financial statements of The Pep Boys - Manny, Moe & Jack are included in Item 8.

     Independent Auditors' Report                                          32

     Consolidated Balance Sheets - February 2, 2002
     and February 3, 2001                                                  33

     Consolidated Statements of Operations- Years ended February 2,
     2002, February 3, 2001 and January 29, 2000                           34

     Consolidated Statements of Stockholders' Equity Years ended
     February 2, 2002, February 3, 2001 and January 29, 2000               35

     Consolidated Statements of Cash Flows - Years ended February 2,
     2002, February 3, 2001 and January 29, 2000                           36

     Notes to Consolidated Financial Statements                            37


2. The following consolidated financial statement schedule of The Pep Boys - Manny, Moe & Jack is included.

               Schedule II    Valuation and Qualifying Accounts and Reserves

     All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

3.   Exhibits


      (10.21) The Pep Boys Savings Plan - Amended and Restated as of April 25, 2001.

      (10.22) Amendment No. 1 dated as of June 29, 2001 to the Loan and Security Agreement dated
              September 22, 2000 between the Company and
              Congress Financial Corporation.

      (10.23) The Pep Boys - Manny, Moe & Jack
              Pension Plan - Amended and Restated
              as of September 10, 2001.

      (10.24) Advertising Purchase Agreement between the Company and ICON International, Inc.
              dated October 3, 2001.

      (10.25) Amendment No. 2 dated as of December 13, 2001 to the Loan and Security Agreement dated
              September 22, 2000 between the Company and
              Congress Financial Corporation

      (11)    Computation of Earnings per Share

      (12)    Computation of Ratio of Earnings to Fixed Charges

      (21)    Subsidiaries of the Company

      (23)    Independent Auditors' Consent