Form 10-Q
period 2002-05-04
PEP BOYS MANNY MOE & JACK
filed 2002-06-18
CIK 77449

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended May 4, 2002

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


As of June 1, 2002 there were 51,488,681 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------
Index                                                         Page
-------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            May 4, 2002 and February 2, 2002                    3

            Consolidated Statements of Earnings -
            Thirteen weeks ended May 4, 2002
            and May 5, 2001                                     4

            Consolidated Statements of
            Cash Flows - Thirteen weeks ended
            May 4, 2002 and May 5, 2001                         5

            Notes to Condensed Consolidated
            Financial Statements                             6-14

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                        15-21

Item 3.   Quantitative and Qualitative Disclosures             21
              About Market Risk



PART II - OTHER INFORMATION
---------------------------

    Item 1.    Legal Proceedings                               22

    Item 2.    Changes in Securities and Use of Proceeds       22

    Item 3.    Defaults Upon Senior Securities                 22

    Item 4.    Submission of Matters to a Vote of
               Security Holders                                22

    Item 5.    Other Information                               22

    Item 6.    Exhibits and Reports on Form 8-K                22



SIGNATURE PAGE                                                 23

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Condensed Consolidated Financial Statements (Unaudited)

                              THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                            (dollar amounts in thousands, except per share amounts)

                                                                     May 4, 2002       Feb. 2, 2002*
                                                                   -------------       -------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash and cash equivalents...................................       $   23,241          $   15,981
   Accounts receivable, net....................................           19,315              18,052
   Merchandise inventories.....................................          529,666             519,473
   Prepaid expenses............................................           27,314              42,170
   Deferred income taxes.......................................           15,510              15,820
   Other.......................................................           47,304              52,308
   Assets held for disposal....................................           12,492              16,007
                                                                   -------------       -------------
      Total Current Assets.....................................          674,842             679,811

 Property and Equipment-at cost:
   Land........................................................          276,908             277,726
   Buildings and improvements..................................          923,002             922,065
   Furniture, fixtures and equipment...........................          586,245             583,918
   Construction in progress....................................           11,493              10,741
                                                                    ------------       -------------
                                                                       1,797,648           1,794,450
   Less accumulated depreciation and amortization..............          696,736             676,964
                                                                   -------------       -------------
      Total Property and Equipment.............................        1,100,912           1,117,486

 Other.........................................................           15,980              15,355
                                                                   -------------       -------------
Total Assets...................................................       $1,791,734          $1,812,652
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable............................................       $  212,431          $  216,085
   Accrued expenses............................................          246,560             241,273
   Current maturities of long-term debt........................          124,568             124,615
                                                                   -------------       -------------
      Total Current Liabilities................................          583,559             581,973

 Long-term debt, less current maturities.......................          510,909             544,418
 Deferred income taxes.........................................           64,311              64,027
 Deferred gain on sale leaseback...............................            4,418               4,444
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares; Issued 63,910,577 shares....           63,911              63,911
   Additional paid-in capital..................................          177,292             177,244
   Retained earnings...........................................          611,871             601,944
                                                                   -------------        ------------
                                                                         853,074             843,099

 Less cost of shares in treasury - 10,236,626
     and 10,284,446 shares.....................................          165,273             166,045
 Less cost of shares in benefits trust - 2,195,270 shares......           59,264              59,264
                                                                   -------------        ------------
      Total Stockholders' Equity...............................          628,537             617,790
                                                                   -------------        ------------
Total Liabilities and Stockholders' Equity.....................       $1,791,734          $1,812,652
                                                                   =============        ============

 See notes to condensed consolidated financial statements.

*Taken from the audited financial statements at Feb. 2, 2002.


                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF EARNINGS
                       (dollar amounts in thousands, except per share amounts)
                                              UNAUDITED

                                                               Thirteen weeks ended
                                                         -------------------------------
                                                            May 4, 2002       May 5, 2001
                                                         --------------     -------------
Merchandise Sales....................................        $453,771           $442,994
Service Revenue......................................         105,202            108,583
                                                         -------------      -------------
Total Revenues.......................................         558,973            551,577

Costs of Merchandise Sales...........................         318,763            316,049
Costs of Service Revenue.............................          78,275             79,797
                                                         -------------      -------------
Total Costs of Revenues..............................         397,038            395,846

Gross Profit from Merchandise Sales..................         135,008            126,945
Gross Profit from Service Revenue....................          26,927             28,786
                                                         -------------      -------------
Total Gross Profit...................................         161,935            155,731

Selling, General and Administrative Expenses.........         129,782            128,498
                                                         -------------      -------------
Operating Profit.....................................          32,153             27,233
Non-operating Income.................................             823                623
Interest Expense.....................................          11,781             13,512
                                                         -------------      -------------
Earnings Before Income Taxes.........................          21,195             14,344

Income Taxes.........................................           7,630              5,236
                                                         -------------      -------------
Net Earnings.........................................          13,565              9,108


Retained Earnings, beginning of period...............         601,944            581,668
Cash Dividends.......................................           3,473              3,460
Dividend Reinvestment Plan...........................               -                916
Effect of Stock options..............................             165                  -
                                                         -------------      -------------
Retained Earnings, end of period.....................        $611,871           $586,400
                                                         =============      =============

Basic Earnings per Share.............................        $    .26           $    .18
                                                         =============      =============

Diluted Earnings per Share...........................        $    .26           $    .18
                                                         =============      =============
Cash Dividends per Share.............................        $  .0675           $  .0675
                                                         =============      =============

See notes to condensed consolidated financial statements.

                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                             UNAUDITED
                                                                                      Thirteen weeks ended
                                                                            ----------------------------------
                                                                               May 4, 2002         May 5, 2001
                                                                            --------------      --------------
Cash Flows from Operating Activities:
     Net earnings....................................................           $  13,565           $   9,108
     Adjustments to Reconcile Net Earnings to Net Cash
       Provided by Operating Activities:
        Depreciation and amortization................................              20,383              22,022
        Deferred income taxes........................................                 594                   -
        Accretion of bond discount...................................                   -               1,573
        Loss on assets held for disposal.............................               1,312                 400
        Loss (gain) from sale of assets..............................                 134                (834)
     Changes in operating assets and liabilities:
        Decrease in accounts receivable, prepaid expenses
           and other.................................................              17,972               5,872
        (Increase) decrease in merchandise inventories...............             (10,193)             12,483
        (Decrease) increase in accounts payable......................              (3,654)             13,460
        Increase in accrued expenses.................................               5,287              10,615
                                                                             -------------       -------------
     Net Cash Provided by Operating Activities.......................              45,400              74,699


Cash Flows from Investing Activities:
     Capital expenditures............................................              (4,706)             (3,931)
     Proceeds from sales of assets...................................               2,940               2,856
                                                                             -------------       -------------
     Net Cash Used in Investing Activities...........................              (1,766)             (1,075)

Cash Flows from Financing Activities:
     Net payments under line of credit agreements....................             (25,620)            (57,737)
     Reduction of long-term debt.....................................              (7,936)                  -
     Dividends paid..................................................              (3,473)             (3,460)
     Proceeds from exercise of stock options.........................                 319                   -
     Proceeds from dividend reinvestment plan........................                 336                 357
                                                                             -------------       -------------
     Net Cash Used in Financing Activities...........................             (36,374)            (60,840)
                                                                             -------------       -------------
Net Increase in Cash.................................................               7,260              12,784
Cash and Cash Equivalents at Beginning of Period.....................              15,981               7,995
                                                                             -------------       -------------
Cash and Cash Equivalents at End of Period...........................           $  23,241           $  20,779
                                                                             =============       =============

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of May 4, 2002, the consolidated statements of earnings for the thirteen week periods ended May 4, 2002 and May 5, 2001 and the consolidated statements of cash flows for the thirteen week periods ended May 4, 2002 and May 5, 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at May 4, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 2, 2002 annual report to shareholders. The results of operations for the thirteen week period ended May 4, 2002 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation.

NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, inventories would have been approximately the same at both May 4, 2002 and February 2, 2002.

NOTE 3.  Profit Enhancement Plan

In the third quarter 2000, the Company performed a comprehensive review of its field, distribution, and Store Support Center infrastructure as well as the performance of each store. As a result of this review, the Company implemented a number of changes that it believes will improve its performance. These changes included the closure of 38 under-performing stores and two distribution centers, a decrease of store operating hours and a reduction in the Store Support Center infrastructure.


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

The Company is progressing towards the disposal of the 38 stores, 11 of which were owned and 27 were leased by the Company, two distribution centers and two development parcels owned by the Company which were closed or abandoned in connection with the Profit Enhancement Plan. As of May 4, 2002, the Company had successfully disposed of 13 of the closed stores, the two distribution centers and one of the development parcels. The Company estimates the remaining closed or abandoned properties will be disposed of by the end of fiscal 2002.

ASSETS HELD FOR DISPOSAL

The assets held for disposal included the building and land of the remaining closed stores owned by the Company, additional development parcels, and equipment from the remaining closed stores. The Company was able to sell five of the 13 owned properties. The carrying value of the remaining building, land and equipment was $12,492,000 as of May 4, 2002.

In the first quarter 2002, the Company sold two properties for proceeds of $2,228,000. One of these properties, which was sold for a loss of $641,000, was done in a three property deal in which the Company was released from the lease obligations of two other properties, one of which was related to the Profit Enhancement Plan reserve. The other property sold generated a gain of $31,000. Additionally, the Company adjusted the carrying value of certain remaining assets held for disposal, which resulted in a net decrease of $702,000. The charges related to the assets held for disposal were recorded in costs of merchandise sales on the consolidated statement of earnings.

In the first quarter of 2001, the carrying values for the buildings and land was reduced from their original estimated value of $21,680,000 by $400,000 due to a downward revision in the estimated value for one site. The charge related to this reduction was recorded in costs of merchandise sales on the consolidated statement of earnings.

The Company is actively marketing the remaining eight owned properties and has made adjustments to property values in accordance with the change in market values. As a result, the Company has extended the original estimated time needed for selling the owned properties. It is expected that four of these properties with a carrying value of $6,272,000 will be disposed of by the second quarter 2002, with three properties with a carrying value of $4,236,000 expected to be disposed of by the end of the third quarter 2002 and one property with a carrying value of $1,447,000 expected to be disposed of early in the fourth quarter. The Company will continue to monitor the status for disposing of its owned properties and make any necessary adjustments. An adjustment was reflected in on-going expenses for the increased time required to maintain these properties.

LEASE RESERVE

As of May 4, 2002, the Company was able to sublease three and exit the lease of an additional six leased properties. The Company expects the remaining 18 leased properties to be subleased or otherwise disposed of by the end of fiscal 2002.

In the first quarter of 2002, the Company decreased the lease reserve $333,000. These changes were a result of a $597,000 decrease due primarily to an increase in the estimated sublease rates. This decrease was offset, in part, by a $264,000 increase due primarily to an increase in the estimated time it will take the Company to sublease certain properties. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of earnings.

The lease reserve decreased during the first quarter of 2001 by $173,000. This reduction was primarily a result of a reduction in lease expense of $498,000 due to an increase in estimated sublease income resulting from an increase in certain estimated rates. This reduction was offset, in part, by a $325,000 decrease in expected sublease income due to an increase in the estimated time it may take to sublease certain properties. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of earnings.

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

In the first quarter of 2002, the Company increased the on-going expense reserve $160,000 due to an increase in the estimated time it is expected to take to sublease, sell or otherwise dispose of the remaining properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses on the consolidated statement of earnings.

In the first quarter of 2001, the on-going reserve was increased by approximately $380,000 which was due primarily to an increase in estimated time to sublease or sell certain properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses on the consolidated statement of earnings.

SEVERANCE RESERVE

In the first quarter of 2001, the Company reversed the severance reserve by $52,000 due primarily to certain employees originally expected to be receiving severance failing to qualify to receive payments. There were no adjustments made to this reserve in fiscal 2002.

NON-RESERVABLE EXPENSES

Non-reservable expenses are those costs which could not be reserved, but were incurred as a result of the Profit Enhancement Plan. These expenses related to costs incurred which had a future economic benefit to the Company such as the transferring of inventory and equipment out of properties closed by the Profit Enhancement Plan.

The expenses of this nature incurred in the first quarter of fiscal 2001 totaling $512,000 were due primarily to the removal of inventory and equipment from closed distribution centers. These expenses were primarily recorded in costs of merchandise sales as incurred. There were no expenses of this nature incurred in fiscal 2002.

PROFIT ENHANCEMENT PLAN EXPENSE SUMMARY

Below is a table summarizing expenses related to the Profit Enhancement Plan for the thirteen weeks ended May 4, 2002 and May 5, 2001. The details and reasons for the changes to the charge are as described above in the respective reserve categories.

(dollar amounts
in thousands)          Thirteen      Thirteen
Income Statement       Weeks Ended   Weeks Ended
Classification         May 4, 2002   May 5, 2001
--------------------------------------------------
Costs of
   Merchandise Sales    $ 1,180        $  937

Costs of
   Service Revenue          (51)           89

Selling, General and
   Administrative            10            41
--------------------------------------------------
Total Expenses          $ 1,139        $1,067
--------------------------------------------------

At the end of the third quarter 2000, the Company set up a reserve liability account which is included in accrued liabilities on the consolidated balance sheet. This liability account tracks all accruals including remaining rent on leases net of sublease income, severance, and on-going expenses for the closed properties. The following chart reconciles the change in reserve from the fiscal year ended February 2, 2002 through May 4, 2002. All additions and adjustments were charged or credited through the appropriate line items on the statement of earnings.


(Amounts in                Lease       Fixed                 On-going
   thousands)              Expenses    Assets    Severance   Expenses     Total
-----------------------------------------------------------------------------------
Reserve balance
  at Feb. 2, 2002         $ 3,150      $     -     $     -    $ 1,320     $ 4,470

Addition                      264        1,312           -        160       1,736

Utilization                  (742)      (1,312)          -       (140)     (2,194)

Adjustments                  (597)           -           -          -        (597)
-----------------------------------------------------------------------------------
Reserve Balance at
   May 4, 2002            $ 2,075      $     -     $     -    $ 1,340    $  3,415
-----------------------------------------------------------------------------------

NOTE 4.  Net Earnings Per Share

                                                              Thirteen weeks ended
(in thousands, except per share data)                   ----------------------------------
                                                           May 4, 2002         May 5, 2001
                                                        --------------      --------------
(a)  Net earnings ....................................         $13,565             $ 9,108


     Adjustment for interest on zero coupon convertible
       subordinated notes, net of income tax effect...               -                   -
-------------------------------------------------------------------------------------------
(b)  Adjusted net earnings............................         $13,565             $ 9,108
-------------------------------------------------------------------------------------------

(c)  Average number of common shares outstanding
       during the period..............................          51,445              51,266

     Common shares assumed issued upon conversion of
       zero coupon convertible subordinated notes.....              -                   -

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price........           1,163                  -
-------------------------------------------------------------------------------------------
(d)  Average number of common shares assumed
       outstanding during the period..................          52,608              51,266
-------------------------------------------------------------------------------------------
Basic Earnings per Share (a/c)                                 $   .26             $   .18
-------------------------------------------------------------------------------------------
Diluted Earnings per Share (b/d)                               $   .26             $   .18
-------------------------------------------------------------------------------------------

Adjustments for convertible securities were antidilutive during the thirteen week period ended May 5, 2001 and therefore excluded from the computation of diluted EPS. There were no convertible securities outstanding during the first quarter ended May 4, 2002. Options to purchase 3,123,420 and 6,570,557 shares of common stock were outstanding at May 4, 2002 and May 5, 2001, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

Note 5. New Accounting Standards

In May 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statements No. 4 and No. 64, which pertained to issues related to the extinguishment of debt. SFAS No. 145 also rescinds FASB Statement No. 44, which established accounting requirements for motor carriers, and amends FASB Statement No. 13, "Accounting for Leases," to enable certain capital lease modifications to be accounted for by lessees as sale-leaseback transactions. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

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

Note 6. Supplemental Guarantor Information- Convertible Senior Notes

In May 2002, the Company sold 4.25% Convertible Senior Notes for $150,000,000. The notes are fully and unconditionally, and jointly and severally, guaranteed by the Company's wholly-owned direct and indirect operating subsidiaries ("subsidiary guarantors"), The Pep Boys Manny Moe & Jack of California, Pep Boys-Manny, Moe & Jack of Delaware, Inc. and Pep Boys- Manny, Moe & Jack of Puerto Rico, Inc.

The following are consolidating condensed balance sheets of the Company as of May 4, 2002 and February 2, 2002 and the related condensed consolidating statements of earnings and cash flows for the three months ended May 4, 2002 and May 5, 2001:


CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)

                                                                                        Non-
                                                                     Subsidiary      guarantor
May 4, 2002                                            Pep Boys      Guarantors     Subsidiaries   Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
                                                                            (in thousands)

ASSETS
Current Assets:
  Cash and cash equivalents.......................   $    11,457    $   11,410      $     374     $         -    $   23,241
  Accounts receivable.............................         7,873        11,442              -               -        19,315
  Merchandise inventories.........................       194,793       334,873              -               -       529,666
  Prepaid expenses................................        18,791         8,014         13,000         (12,491)       27,314
  Deferred income taxes...........................         8,265           303          6,942               -        15,510
  Other...........................................             2             -         47,302               -        47,304
  Assets held for disposal........................         1,533        10,959              -               -        12,492
-----------------------------------------------------------------------------------------------------------------------------
         Total Current Assets.....................       242,714       377,001         67,618         (12,491)      674,842
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
 Land.............................................        91,843       185,065              -               -       276,908
 Buildings and improvements.......................       308,843       614,159              -               -       923,002
 Furniture, fixtures and equipment................       274,903       311,342              -               -       586,245
 Construction in progress.........................         5,656         5,837              -               -        11,493
                                                       ---------     ----------      --------        --------     ---------
                                                         681,245     1,116,403              -               -     1,797,648
 Less accumulated depreciation and amortization...       302,506       394,230              -               -       696,736
                                                       ---------     ----------      --------        --------    ----------
    Total Property and Equipment..................       378,739       722,173              -               -     1,100,912

Investment in subsidiaries........................     1,387,475             -      1,068,963      (2,456,438)            -

Intercompany receivable...........................             -       354,026        297,922        (651,948)            -

Other.............................................        13,919         2,061              -               -        15,980
-----------------------------------------------------------------------------------------------------------------------------
         Total Assets.............................   $ 2,022,847    $1,455,261     $1,434,503     $(3,120,877)   $1,791,734
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................   $   212,422    $        9     $        -     $         -    $  212,431
  Accrued expenses................................        81,519        78,563        120,576         (34,098)      246,560
  Current maturities of convertible debt..........             -             -              -               -             -
  Current maturities of long-term debt............       124,568             -              -               -       124,568
-----------------------------------------------------------------------------------------------------------------------------
         Total current liabilities................       418,509        78,572        120,576         (34,098)      583,559
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities...........       482,227        28,682              -               -       510,909
Intercompany liabilities..........................       481,602       170,346              -        (651,948)            -
Deferred income taxes.............................        32,273        32,038              -               -        64,311
Deferred gain on sale leaseback...................         1,307         3,111              -               -         4,418
Stockholders' Equity:
  Common stock....................................        63,911         1,501            101          (1,602)       63,911
  Additional paid-in capital......................       177,291       240,359        200,399        (440,757)      177,292
  Retained earnings...............................       590,264       900,652      1,113,427      (1,992,472)      611,871

  Less:
  Cost of shares in treasury......................       165,273             -              -               -       165,273
  Cost of shares in benefits trust................        59,264             -              -               -        59,264
-----------------------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity...............       606,929     1,142,512      1,313,927      (2,434,831)      628,537
-----------------------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity  $ 2,022,847    $1,455,261     $1,434,503     $(3,120,877)   $1,791,734
-----------------------------------------------------------------------------------------------------------------------------

                                       11


CONDENSED CONSOLIDATING BALANCE SHEET

                                                                                        Non-
                                                                     Subsidiary      guarantor
February 2, 2002                                        Pep Boys     Guarantors     Subsidiaries   Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
                                                                            (in thousands)

ASSETS
Current Assets:
  Cash and cash equivalents.......................   $     4,796    $   10,874      $      311     $         -    $   15,981
  Accounts receivable.............................        17,124           928               -               -        18,052
  Merchandise inventories.........................       176,696       342,777               -               -       519,473
  Prepaid expenses................................        42,384       (15,815)         17,851          (2,250)       42,170
  Deferred income taxes...........................         8,395           483           6,942               -        15,820
  Other...........................................             3             -          67,305         (15,000)       52,308
  Assets held for disposal........................         2,755        13,252               -               -        16,007
-----------------------------------------------------------------------------------------------------------------------------
         Total Current Assets.....................       252,153       352,499          92,409         (17,250)      679,811
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
 Land.............................................        92,661       185,065               -               -       277,726
 Buildings and improvements.......................       308,444       613,621               -               -       922,065
 Furniture, fixtures and equipment................       273,028       310,890               -               -       583,918
 Construction in progress.........................         5,380         5,361               -               -        10,741
                                                     -----------     ----------       --------        --------    -----------
                                                         679,513     1,114,937               -               -     1,794,450
 Less accumulated depreciation and amortization...       293,704       383,260               -               -       676,964
                                                     -----------     ----------       --------        --------    -----------
    Total Property and Equipment..................       385,809       731,677               -               -     1,117,486

Investment in subsidiaries........................     1,367,117             -       1,050,494      (2,417,611)            -

Intercompany receivable...........................             -       575,377         279,714        (855,091)            -

Other.............................................        13,355         2,000              -               -         15,355
-----------------------------------------------------------------------------------------------------------------------------
         Total Assets.............................   $ 2,018,434    $1,661,553      $1,422,617     $(3,289,952)   $1,812,652
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................   $   216,076    $        9      $        -     $         -    $  216,085
  Accrued expenses................................        84,009        65,636         130,485         (38,857)      241,273
  Current maturities of convertible debt..........             -             -               -               -             -
  Current maturities of long-term debt............       124,615             -               -               -       124,615
-----------------------------------------------------------------------------------------------------------------------------
         Total current liabilities................       424,700        65,645         130,485         (38,857)      581,973
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities...........       497,603        46,815               -               -       544,418
Intercompany liabilities..........................       466,460       388,631               -        (855,091)            -
Deferred income taxes.............................        32,172        31,855               -               -        64,027
Deferred gain on sale leaseback...................         1,316         3,128               -               -         4,444
Stockholders' Equity:
  Common stock....................................        63,911         1,501             101          (1,602)       63,911
  Additional paid-in capital......................       177,244       240,359         200,398        (440,757)      177,244
  Retained earnings...............................       580,337       883,619       1,091,633      (1,953,645)      601,944

  Less:
  Cost of shares in treasury......................       166,045             -              -               -        166,045
  Cost of shares in benefits trust................        59,264             -              -               -         59,264
-----------------------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity...............       596,183     1,125,479       1,292,132      (2,396,004)   $  617,790
-----------------------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity  $ 2,018,434    $1,661,553      $1,422,617     $(3,289,952)   $1,812,652
-----------------------------------------------------------------------------------------------------------------------------

                                       12



CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(Unaudited)

                                                                                       Non-
                                                                     Subsidiary      guarantor
Thirteen weeks ended May 4, 2002                        Pep Boys     Guarantors     Subsidiaries   Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Merchandise sales.............................       $   158,496    $  295,275      $       -      $      -      $  453,771
Service revenue...............................            37,365        67,837              -             -         105,202
Other revenue.................................                 -             -          6,259        (6,259)              -
                                                     ------------   ----------      ----------     ---------     ----------
Total revenues................................           195,861       363,112          6,259        (6,259)        558,973

Costs of merchandise sales....................           111,511       207,252              -             -         318,763
Costs of service revenue......................            27,336        50,939              -             -          78,275
Costs of other revenue........................                 -             -          6,289        (6,289)              -
                                                     ------------   ----------      ----------     ---------     ----------
Total costs of revenues.......................           138,847       258,191          6,289        (6,289)        397,038

Gross profit from merchandise sales...........            46,985        88,023              -             -         135,008
Gross profit from service revenue.............            10,029        16,898              -             -          26,927
Gross (loss) profit from other revenue........                 -             -            (30)           30               -
                                                     ------------   ----------      ----------     ---------     ----------
Total gross profit (loss).....................            57,014       104,921            (30)           30         161,935

Selling, general and administrative expenses..            45,996        83,677             79            30         129,782
                                                     ------------   ----------      ----------     ---------     ----------
Operating profit (loss).......................            11,018        21,244           (109)            -          32,153
Non-operating (expense) income................            (4,521)       11,346          5,306       (11,308)            823
Interest expense..............................            17,113         5,976              -       (11,308)         11,781
                                                     ------------   -----------      ---------     ---------     ----------
(Loss) Earnings before income taxes...........           (10,616)       26,614          5,197             -          21,195

Income tax (benefit) expense..................            (3,822)        9,581          1,871             -           7,630
                                                     ------------   ----------      ----------     ---------     ----------
Net (loss) earnings...........................       $    (6,794)   $   17,033      $   3,326      $      -      $   13,565
                                                     ============   ==========      ==========     =========     ==========




CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                                                                        Non-
                                                                     Subsidiary      guarantor
Thirteen weeks ended May 5, 2001                       Pep Boys      Guarantors     Subsidiaries   Elimination  Consolidated
----------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Merchandise sales.............................       $   153,473    $ 289,521       $       -      $       -     $  442,994
Service revenue...............................            38,940       69,643               -              -        108,583
Other revenue.................................               -              -           5,588         (5,588)             -
                                                     ------------   ---------       ----------     ----------    ----------
Total revenues................................           192,413      359,164           5,588         (5,588)       551,577

Costs of merchandise sales....................           110,474      205,575               -              -        316,049
Costs of service revenue......................            28,320       51,477               -              -         79,797
Costs of other revenue........................                 -            -           5,617         (5,617)             -
                                                     ------------   ---------       ----------     ----------    ----------
Total costs of revenues.......................           138,794      257,052           5,617         (5,617)       395,846

Gross profit from merchandise sales...........            42,999       83,946               -              -        126,945
Gross profit from service revenue.............            10,620       18,166               -              -         28,786
Gross (loss) profit from other revenue........                 -            -             (29)            29              -
                                                     ------------   ---------       ----------     ----------    ----------
Total gross profit (loss).....................            53,619      102,112             (29)            29        155,731

Selling, general and administrative expenses..            61,723       66,670              76             29        128,498
                                                     ------------   ---------       ----------     ----------    ----------
Operating (loss) profit.......................            (8,104)      35,442            (105)             -         27,233
Non-operating (expense) income................            (4,563)      13,664           6,191        (14,669)           623
Interest expense..............................            18,746        9,435               -        (14,669)        13,512
                                                     ------------   ---------       ----------     ----------    ----------
Loss (Earnings) before income taxes............          (31,413)      39,671           6,086              -         14,344

Income tax (benefit) expense...................          (11,465)      14,480           2,221              -          5,236
                                                     ------------   ---------       ----------     ----------    ----------
Net (loss) earnings............................      $   (19,948)   $  25,191       $   3,865      $       -     $    9,108
                                                     ============   =========       ==========     ==========    ==========



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)

                                                                                        Non-
                                                                     Subsidiary       guarantor
Thirteen weeks ended May 4, 2002                       Pep Boys      Guarantors     Subsidiaries   Elimination   Consolidated
------------------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Cash Flows from Operating Activities:
     Net (Loss) Earnings........................      $ (6,794)      $17,033        $ 3,326         $     -       $13,565
     Adjustments to Reconcile Net
       Earnings to Net Cash Provided
       By Operating Activities:
        Non-cash operating activities...........         9,271        13,152              -               -        22,423
        Change in current assets and
         liabilities............................         8,039       (13,571)        14,944               -         9,412

------------------------------------------------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities     10,516        16,614         18,270               -        45,400
------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
          Net Cash Used in Investing Activities           (756)       (1,010)             -               -        (1,766)

Cash Flows from Financing Activities:
          Net Cash Used in Financing Activities         (3,099)      (15,068)       (18,207)              -       (36,374)
------------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash............................         6,661           536             63               -         7,260
Cash and Cash Equivalents at Beginning of Period         4,796        10,874            311               -        15,981
------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period......      $ 11,457       $11,410        $   374         $     -       $23,241
------------------------------------------------------------------------------------------------------------------------------



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                                        Non-
                                                                     Subsidiary       guarantor
Thirteen weeks ended May 5, 2001                       Pep Boys      Guarantors     Subsidiaries   Elimination   Consolidated
------------------------------------------------------------------------------------------------------------------------------
                                                                          (in thousands)
Cash Flows from Operating Activities:
     Net Earnings...............................      $ (19,948)     $ 25,191       $ 3,865         $     -      $ 9,108
     Adjustments to Reconcile Net
       Earnings to Net Cash Provided
       By Operating Activities:
        Non-cash operating activities...........         11,047        12,114             -               -       23,161
        Change in current assets and
         liabilities............................          6,531        36,210          (311)              -       42,430

----------------------------------------------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities      (2,370)       73,515         3,554               -       74,699
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
          Net Cash Used in Investing Activities          (1,297)          222             -               -       (1,075)

Cash Flows from Financing Activities:
          Net Cash Used in Financing Activities          10,798       (67,947)       (3,691)              -      (60,840)
----------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash............................          7,131         5,790          (137)              -       12,784
Cash and Cash Equivalents at Beginning of Period            482         7,038           475               -        7,995
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period......      $   7,613      $ 12,828       $   338         $     -      $20,779
----------------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES - May 4, 2002
------------------------------------------------

The Company's cash requirements arise principally from the capital expenditures related to existing stores, offices and warehouses, the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. During the first quarter of 2002, the Company invested $4,706,000 in property and equipment. The Company's net inventory (net inventory includes the change in inventory less the change in accounts payable) increased $13,847,000. Working capital decreased from $97,838,000 at February 2, 2002 to $91,283,000 at May 4, 2002. At May 4, 2002, the Company had stockholders' equity of $628,537,000 and long-term debt of $510,909,000. The Company's long-term debt was 45% of its total capitalization at May 4, 2002 and 47% at February 2, 2002. As of May 4, 2002, the Company had an available line of credit totaling $137,286,000.

The Company plans to open two new Supercenters during the balance of the current fiscal year. Management estimates the costs of opening the two Supercenters, coupled with capital expenditures relating to existing stores, warehouses and offices during fiscal 2002, will be approximately $38,294,000. The Company anticipates that its net cash provided by operating activities and its existing line of credit will exceed its principal cash requirements for capital expenditures and net inventory in fiscal 2002.

In the third quarter of 2001, the Company reclassed the $50,000,000 Medium-Term Note and the remaining $43,005,000 of the $49,000,000 Medium-Term Note to current liabilities on the consolidated balance sheet. These Medium-Term
Notes are redeemable at the option of the holder on July 16, 2002 and September 19, 2002, respectively. The Company anticipates being able to repurchase these notes with the proceeds from its $150,000,000 senior convertible notes financing, which was completed in May 2002.

PROFIT ENHANCEMENT PLAN
-----------------------

In the third quarter 2000, the Company performed a comprehensive review of its field, distribution, and Store Support Center infrastructure as well as the performance of each store. As a result of this review, the Company implemented a number of changes that it believes will improve its performance. These changes included the closure of 38 under-performing stores and two distribution centers, a decrease of store operating hours and a reduction in the Store Support Center infrastructure.

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

The Company is progressing towards the disposal of the 38 stores, 11 of which were owned and 27 were leased by the Company, two distribution centers and two development parcels owned by the Company which were closed or abandoned in connection with the Profit Enhancement Plan. As of May 4, 2002, the Company had successfully disposed of 13 of the closed stores, the two distribution centers and one of the development parcels. The Company estimates the remaining closed or abandoned properties will be disposed of by the end of fiscal 2002.


ASSETS HELD FOR DISPOSAL

The assets held for disposal included the building and land of the remaining closed stores owned by the Company, additional development parcels, and equipment from the remaining closed stores. The Company was able to sell five of the 13 owned properties. The carrying value of the remaining building, land and equipment was $12,492,000 as of May 4, 2002.

In the first quarter 2002, the Company sold two properties for proceeds of $2,228,000. One of these properties, which was sold for a loss of $641,000, was done in a three property deal in which the Company was released from the lease obligations of two other properties, one of which was related to the Profit Enhancement Plan reserve. The other property sold was sold for a gain of $31,000. Additionally, the Company adjusted the carrying value of certain remaining assets held for disposal, which resulted in a net decrease of $702,000. The charges related to the assets held for disposal were recorded in costs of merchandise sales on the consolidated statement of earnings.

In the first quarter of 2001, the carrying values for the buildings and land was reduced from their original estimated value of $21,680,000 by $400,000 due to a downward revision in the estimated value for one site. The charge related to this reduction was recorded in costs of merchandise sales on the consolidated statement of earnings.

The Company is actively marketing the remaining eight owned properties and has made adjustments to property values in accordance with the change in market values. As a result, the Company has extended the original estimated time needed for selling the owned properties. It is expected that four of these properties with a carrying value of $6,272,000 will be disposed of by the second quarter 2002, with three properties with a carrying value of $4,236,000 expected to be disposed of by the end of the third quarter 2002 and one property with a carrying value of $1,447,000 expected to be disposed of early in the fourth quarter. The Company will continue to monitor the status for disposing of its owned properties and make any necessary adjustments. An adjustment was reflected in on-going expenses for the increased time required to maintain these properties.

LEASE RESERVE

As of May 4, 2002, the Company was able to sublease three and exit the lease of an additional six leased properties. The Company expects the remaining 18 leased properties to be subleased or otherwise disposed of by the end of fiscal 2002.

In the first quarter of 2002, the Company decreased the lease reserve $333,000. These changes were a result of a $597,000 decrease due primarily to an increase in the estimated sublease rates. This decrease was offset, in part, by a $264,000 increase due primarily to an increase in the estimated time it will take the Company to sublease certain properties. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of earnings.

The lease reserve decreased during the first quarter of 2001 by $173,000. This reduction was primarily a result of a reduction in lease expense of $498,000 due to an increase in estimated sublease income resulting from an increase in certain estimated rates. This reduction was offset, in part, by a $325,000 decrease in expected sublease income due to an increase in the estimated time it may take to sublease certain properties. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of earnings.


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

In the first quarter of 2002, the Company increased the on-going expense reserve $160,000 due to an increase in the estimated time it is expected to take to sublease, sell or otherwise dispose of the remaining properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses on the consolidated statement of earnings.

In the first quarter of 2001, the on-going reserve was increased by approximately $380,000 which was due primarily to an increase in estimated time to sublease or sell certain properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses on the consolidated statement of earnings.

SEVERANCE RESERVE

In the first quarter of 2001, the Company reversed the severance reserve by $52,000 due primarily to certain employees originally expected to be receiving severance failing to qualify to receive payments. There were no adjustments made to this reserve in fiscal 2002.

NON-RESERVABLE EXPENSES

Non-reservable expenses are those costs which could not be reserved, but were incurred as a result of the Profit Enhancement Plan. These expenses related to costs incurred which had a future economic benefit to the Company such as the transferring of inventory and equipment out of properties closed by the Profit Enhancement Plan.

The expenses of this nature incurred in the first quarter of fiscal 2001 totaling $512,000 were due primarily to the removal of inventory and equipment from closed distribution centers. These expenses were primarily recorded in costs of merchandise sales as incurred. There were no expenses of this nature incurred in fiscal 2002.

PROFIT ENHANCEMENT PLAN EXPENSE SUMMARY

Below is a table summarizing expenses related to the Profit Enhancement Plan for the thirteen weeks ended May 4, 2002 and May 5, 2001. The details and reasons for the changes to the charge are as described above in the respective reserve categories.


(dollar amounts

in thousands)          Thirteen      Thirteen
Income Statement       Weeks Ended   Weeks Ended
Classification         May 4, 2002   May 5, 2001
--------------------------------------------------
Costs of
   Merchandise Sales    $ 1,180        $  937

Costs of
   Service Revenue          (51)           89

Selling, General and
   Administrative            10            41
--------------------------------------------------
Total Expenses          $ 1,139        $1,067
--------------------------------------------------


At the end of the third quarter 2000, the Company set up a reserve liability account which is included in accrued liabilities on the consolidated balance sheet. This liability account tracks all accruals including remaining rent on leases net of sublease income, severance, and on-going expenses for the closed properties. The following chart reconciles the change in reserve from the fiscal year ended February 2, 2002 through May 4, 2002. All additions and adjustments were charged or credited through the appropriate line items on the statement of earnings.


(Amounts in                Lease       Fixed                 On-going
   thousands)              Expenses    Assets    Severance   Expenses     Total
-----------------------------------------------------------------------------------
Reserve balance
  at Feb. 2, 2002         $ 3,150      $     -     $     -    $ 1,320     $ 4,470

Addition                      264        1,312           -        160       1,736

Utilization                  (742)      (1,312)          -       (140)     (2,194)

Adjustments                  (597)           -           -          -        (597)
-----------------------------------------------------------------------------------
Reserve Balance at
   May 4, 2002            $ 2,075      $     -     $     -    $ 1,340    $  3,415
-----------------------------------------------------------------------------------


Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                      May 4, 2002         May 5, 2001       Fiscal 2002 vs.
                                                         (Fiscal 2002)       (Fiscal 2001)        Fiscal 2001
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         81.2%               80.3%                2.4 %
Service Revenue (1)...................................         18.8                19.7                (3.1)
                                                              ------              ------             -------
Total Revenues........................................        100.0               100.0                 1.3

Costs of Merchandise Sales (2)........................         70.2 (3)            71.3 (3)              .9
Costs of Service Revenue (2)..........................         74.4 (3)            73.5 (3)            (1.9)
                                                              ------              ------             -------
Total Costs of Revenues...............................         71.0                71.8                  .3

Gross Profit from Merchandise Sales...................         29.8 (3)            28.7 (3)             6.4
Gross Profit from Service Revenue.....................         25.6 (3)            26.5 (3)            (6.5)
                                                              ------              ------             -------
Total Gross Profit....................................         29.0                28.2                 4.0

Selling, General and Administrative Expenses..........         23.2                23.3                 1.0
                                                              ------              ------             -------
Operating Profit......................................          5.8                 4.9                18.1

Non-operating Income..................................           .1                  .1                32.1
Interest Expense......................................          2.1                 2.4               (12.8)
                                                              ------              ------             -------
Earnings Before Income Taxes..........................          3.8                 2.6                47.8

Income Taxes..........................................         36.0 (4)            36.5 (4)            45.7
                                                              ------              ------             -------
Net Earnings .........................................          2.4                 1.7                48.9
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

Thirteen Weeks Ended May 4, 2002 vs. Thirteen Weeks Ended May 5, 2001
------------------------------------------------------------------------

Total revenues for the first quarter increased 1.3% as the total number of stores remained the same in 2002 and 2001. Comparable store revenues increased 1.3% (revenues generated by stores in operation during the same period). Comparable merchandise sales increased 2.4%, while comparable store service revenue decreased 3.2%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 29.8% in 2002 from 28.7% in 2001. This increase, as a percentage of merchandise sales, was due primarily to higher merchandise margins coupled with a decreases in warehousing costs and store occupancy costs, as a percentage of merchandise sales. The higher merchandise margins, as a percentage of merchandise sales, were due to lower acquisition costs and improved inventory controls, as a percentage of merchandise sales. The lower warehousing costs, as a percentage of merchandise sales, was due to continued improvements in efficiencies related to the supply chain initiative implemented in late fiscal 2000. The decrease in store occupancy costs was a result of lower utilities expenses especially in California, which experienced an energy shortage in 2001 and lower rent expense due to decreases on variable rate leases.

Gross profit from service revenue decreased, as a percentage of service revenue, to 25.6% in 2002 from 26.5% in 2001. This decrease, as a percentage of service revenue, was due primarily to an increase in service payroll, as a percentage of service revenue. The increase in service payroll, as a percentage of service revenue, was due to lower than anticipated service revenues in 2002.

Selling, general and administrative expenses remained constant, as a percentage of total revenues, due to $1,184,000 or 43% lower media expense offset by higher general office costs in 2002 compared to 2001. The decrease in media was due to timing of the Company's shift in advertising from a national strategy to a local strategy, which included more radio and newspaper circulars and less national television causing lower production expense in 2002 compared to 2001. The increase in general office costs was due to an increase in payroll related to performance based incentive programs.

Interest expense decreased $1,731,000 or 12.8% due primarily to lower debt levels coupled with lower average interest rates on the Company's borrowings.

Net earnings increased, as a percentage of total revenues, due primarily to an increase in gross profit from merchandise sales, as a percentage of merchandise sales and lower interest expense, as a percentage of total revenues offset, in part, by a decrease in gross profit from service revenue, as a percentage of service revenue.

NEW ACCOUNTING STANDARDS
------------------------

In May 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statements No. 4 and No. 64, which pertained to issues related to the extinguishment of debt. SFAS No. 145 also rescinds FASB Statement No. 44, which established accounting requirements for motor carriers, and amends FASB Statement No. 13, "Accounting for Leases," to enable certain capital lease modifications to be accounted for by lessees as sale-leaseback transactions. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS
--------------------------

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreements and Secured Credit Facility; changes in the lenders' prime rate or London Interbank Offered Rate (LIBOR) could affect the rates at which the Company could borrow funds thereunder. At May 4, 2002 the Company had $108,972,000 of outstanding borrowings under these credit facilities. There have been no material changes to the market risk disclosures as reported in the Company's Form 10-K for the fiscal year ended February 2, 2002.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings

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


                                  THE PEP BOYS - MANNY, MOE & JACK
                                  --------------------------------
                                                      (Registrant)

Date: June 18, 2002                      By: /s/ George Babich, Jr.
      -----------------------            --------------------------

                                           George Babich, Jr.
                                           President &
                                           Chief Financial Officer

INDEX TO EXHIBITS
-----------------

  (11)     Computations of Earnings Per Share