Form 10-Q
period 2002-08-03
PEP BOYS MANNY MOE & JACK
filed 2002-09-17
CIK 77449

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended August 3, 2002

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


As of August 31, 2002 there were 51,534,944 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------
Index                                                         Page
-------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            August 3, 2002 and February 2, 2002                 3

            Consolidated Statements of Earnings -
            Thirteen and Twenty-six weeks ended
            August 3, 2002 and August 4, 2001                   4

            Consolidated Statements of
            Cash Flows - Twenty-six weeks ended
            August 3, 2002 and August 4, 2001                   5

            Notes to Condensed Consolidated
            Financial Statements                             6-21

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                        22-32

Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk                                33



PART II - OTHER INFORMATION
---------------------------

    Item 1.    Legal Proceedings                               34

    Item 2.    Changes in Securities and Use of Proceeds       34

    Item 3.    Defaults Upon Senior Securities                 34

    Item 4.    Submission of Matters to a Vote of
               Security Holders                                34

    Item 5.    Other Information                               35

    Item 6.    Exhibits and Reports on Form 8-K                35



SIGNATURE PAGE                                                 36

CERTIFICATIONS                                                 37

INDEX TO EXHIBITS                                              38

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Condensed Consolidated Financial Statements (Unaudited)

                              THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                            (dollar amounts in thousands, except per share amounts)

                                                                   Aug. 3, 2002        Feb. 2, 2002*
                                                                   ------------        ------------
                                                                    (Unaudited)
ASSETS
 Current Assets:
   Cash and cash equivalents...................................      $   86,865          $   15,981
   Accounts receivable, net....................................          20,125              18,052
   Merchandise inventories.....................................         522,355             519,473
   Prepaid expenses............................................          27,581              42,170
   Deferred income taxes.......................................          14,917              15,820
   Other.......................................................          41,571              52,308
   Assets held for disposal....................................           5,972              16,007
                                                                   ------------        ------------
      Total Current Assets.....................................         719,386             679,811

 Property and Equipment-at cost:
   Land........................................................         278,236             277,726
   Buildings and improvements..................................         927,350             922,065
   Furniture, fixtures and equipment...........................         590,068             583,918
   Construction in progress....................................          12,820              10,741
                                                                    -----------        ------------
                                                                      1,808,474           1,794,450
   Less accumulated depreciation and amortization..............         715,027             676,964
                                                                   ------------        ------------
      Total Property and Equipment.............................       1,093,447           1,117,486

 Other.........................................................          40,526              15,355
                                                                   ------------        ------------
Total Assets...................................................      $1,853,359          $1,812,652
                                                                   ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable............................................      $  219,892          $  216,085
   Accrued expenses............................................         240,490             241,273
   Current maturities of long-term debt and obligations
    under capital leases.......................................         148,400             124,615
                                                                   ------------        ------------
     Total Current Liabilities.................................         608,782             581,973

 Long-term debt and obligations under capital leases,
  less current maturities......................................         385,318             544,418
 Convertible long-term debt, less current maturities...........         150,000                   -
 Deferred income taxes.........................................          62,747              64,027
 Deferred gain on sale leaseback...............................           4,399               4,444
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares; Issued 63,910,577 shares....          63,911              63,911
   Additional paid-in capital..................................         177,244             177,244
   Retained earnings...........................................         624,894             601,944
                                                                   ------------        ------------
                                                                        866,049             843,099

 Less cost of shares in treasury - 10,199,363 shares
     and 10,284,446 shares.....................................         164,672             166,045
 Less cost of shares in benefits trust - 2,195,270 shares......          59,264              59,264
                                                                   ------------        ------------
      Total Stockholders' Equity...............................         642,113             617,790
                                                                   ------------        ------------
Total Liabilities and Stockholders' Equity.....................      $1,853,359          $1,812,652
                                                                   ============        ============

 See notes to condensed consolidated financial statements.

*Taken from the audited financial statements at Feb. 2, 2002.


                                       THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF EARNINGS
                                    (dollar amounts in thousands, except per share amounts)
                                                         UNAUDITED

                                                               Thirteen weeks ended               Twenty-six weeks ended
                                                         ---------------------------------   ---------------------------------
                                                          Aug. 3, 2002       Aug. 4, 2001     Aug. 3, 2002       Aug. 4, 2001
                                                         --------------     --------------   --------------     --------------
Merchandise Sales....................................      $  477,847         $  463,403       $  931,618         $  906,397
Service Revenue......................................         107,938            109,671          213,140            218,254
                                                         --------------     --------------   --------------     --------------
Total Revenues.......................................         585,785            573,074        1,144,758          1,124,651

Costs of Merchandise Sales...........................         331,989            326,742          650,752            642,791
Costs of Service Revenue.............................          82,220             82,028          160,495            161,825
                                                         --------------     --------------   --------------     --------------
Total Costs of Revenues..............................         414,209            408,770          811,247            804,616

Gross Profit from Merchandise Sales..................         145,858            136,661          280,866            263,606
Gross Profit from Service Revenue....................          25,718             27,643           52,645             56,429
                                                         --------------     --------------   --------------     --------------
Total Gross Profit...................................         171,576            164,304          333,511            320,035

Selling, General and Administrative Expenses.........         133,336            132,140          263,118            260,638
                                                         --------------     --------------   --------------     --------------
Operating Profit.....................................          38,240             32,164           70,393             59,397
Non-operating Income.................................             997                875            1,820              1,498
Interest Expense.....................................          12,420             13,694           24,201             27,206
                                                         --------------     --------------   --------------     --------------
Earnings Before Income Taxes.........................          26,817             19,345           48,012             33,689

Income Taxes.........................................          10,134              7,060           17,764             12,296
                                                         --------------     --------------   --------------     --------------
Net Earnings Before Extraordinary Item...............          16,683             12,285           30,248             21,393
Extraordinary Item, Net of Tax.......................            (129)               234             (129)               234
                                                         --------------     --------------   --------------     --------------
Net Earnings.........................................          16,554             12,519           30,119             21,627

Retained Earnings, Beginning of Period...............         611,871            586,400          601,944            581,668
Cash Dividends.......................................           3,475              3,466            6,948              6,926
Effect of Stock Options..............................             (16)                48              149                 48
Dividend Reinvestment Plan...........................              72                 83               72                999
                                                         --------------     --------------   --------------     --------------
Retained Earnings, End of Period.....................      $  624,894         $  595,322       $  624,894         $  595,322
                                                         ==============     ==============   ==============     ==============
Basic Earnings per Share:
  Before Extraordinary Item..........................      $      .32         $      .24       $      .59         $      .42
  Extraordinary Item, Net of Tax.....................               -                  -                -                  -
                                                         -------------      -------------    -------------      -------------
Basic Earnings per Share.............................      $      .32         $      .24       $      .59         $      .42
                                                         =============      =============    =============      =============
Diluted Earnings per Share:
  Before Extraordinary Item..........................      $      .30         $      .24       $      .56         $      .42
  Extraordinary Item, Net of Tax.....................               -                  -                -                  -
                                                         -------------      -------------    -------------      -------------
Diluted Earnings per Share...........................      $      .30         $      .24       $      .56         $      .42
                                                         =============      =============    =============      =============
Cash Dividends per Share.............................      $    .0675         $    .0675       $    .1350         $    .1350
                                                         =============      =============    =============      =============

See notes to condensed consolidated financial statements.

                                THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (dollar amounts in thousands)
                                                    UNAUDITED
                                                                                   Twenty-six weeks ended
                                                                            ----------------------------------
                                                                             Aug. 3, 2002        Aug. 4, 2001
                                                                            --------------      --------------
Cash Flows from Operating Activities:
     Net earnings....................................................           $  30,119           $  21,627
     Adjustments to Reconcile Net Earnings to Net Cash
       Provided by Operating Activities:
        Extraordinary item, net of tax...............................                 129                (234)
        Depreciation and amortization................................              40,535              43,271
        Deferred income taxes........................................                (377)                  -
        Accretion of bond discount...................................                   -               2,709
        Loss on assets held for disposal.............................               1,360                 309
        Loss (Gain) from sale of assets..............................                 134              (1,940)
     Changes in operating assets and liabilities:
        Decrease in accounts receivable, prepaid expenses
           and other.................................................              22,314              10,592
       (Increase) decrease in merchandise inventories................              (2,882)             16,987
        Increase in accounts payable.................................               3,807              38,445
       (Decrease) Increase in accrued expenses.......................                (708)              8,977
                                                                             -------------       -------------
     Net Cash Provided by Operating Activities.......................              94,431             140,743


Cash Flows from Investing Activities:
     Capital expenditures............................................             (13,252)             (8,455)
     Proceeds from sales of assets...................................               5,252              24,592
                                                                             -------------       -------------
     Net Cash (Used in) Provided by Investing Activities.............              (8,000)             16,137

Cash Flows from Financing Activities:
     Net payments under line of credit agreements....................             (70,539)            (87,393)
     Repayment of life insurance policy loan.........................             (20,686)                  -
     Capital lease obligations.......................................                 993                   -
     Reduction of long-term debt.....................................             (65,769)             (2,721)
     Reduction of convertible debt...................................                   -             (52,774)
     Net proceeds from issuance of notes.............................             146,250              87,522
     Dividends paid..................................................              (6,948)             (6,926)
     Proceeds from exercise of stock options.........................                 475                  33
     Proceeds from dividend reinvestment plan........................                 677                 695
                                                                             -------------       -------------
     Net Cash Used in Financing Activities...........................             (15,547)            (61,564)
                                                                             -------------       -------------
Net Increase in Cash.................................................              70,884              95,316
Cash and Cash Equivalents at Beginning of Period.....................              15,981               7,995
                                                                             -------------       -------------
Cash and Cash Equivalents at End of Period...........................           $  86,865           $ 103,311
                                                                             =============       =============

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of August 3, 2002, the consolidated statements of earnings for the thirteen and twenty-six week periods ended August 3, 2002 and August 4, 2001 and the consolidated statements of cash flows for the twenty-six week periods ended August 3, 2002 and August 4, 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at August 3, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 2, 2002 annual report to shareholders. The results of operations for the thirteen and twenty-six week periods ended August 3, 2002 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation.

NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, the inventory valuation difference would have been immaterial on both August 3, 2002 and February 2, 2002.

NOTE 3. Profit Enhancement Plan

In the third quarter 2000, the Company performed a comprehensive review of its field, distribution, and Store Support Center infrastructure as well as the performance of each store. As a result of this review, the Company implemented a number of changes that have improved its performance. These changes included the closure of 38 under-performing stores and two distribution centers, a reduction in store operating hours and the Store Support Center infrastructure.


PLAN UPDATE

The Company is progressing towards the disposal of the 38 stores, 11 which were owned and 27 which were leased by the Company, two distribution centers and two development parcels owned by the Company which were closed or abandoned in connection with the Profit Enhancement Plan. As of August 3, 2002, the Company had successfully disposed of 19 of the closed stores, the two distribution centers and the two development parcels. Additionally, in the second quarter 2002, due to changes in the real estate market affecting two of its owned properties which were to be disposed of, the Company has opted to lease rather than sell such stores. As a result, the Company has reclassified two of its owned properties as assets held for use. The Company estimates the remaining closed properties will be disposed of by the end of the first quarter of fiscal 2003.

ASSETS HELD FOR DISPOSAL

As of August 3, 2002, the assets held for disposal included the building, land and equipment of the remaining closed stores owned by the Company which have a carrying value of $5,972,000. The Company has sold five of the 11 owned properties originally held for sale, and the two development parcels.
In the second quarter 2002, due to changes in the real estate market affecting two of its owned properties, the Company has opted to lease rather than sell such stores. As a result, the Company has reclassified two of its owned properties to assets held for use and began to depreciate them at the estimated market value, which is lower than cost adjusted for depreciation.

The Company is actively marketing the remaining four owned properties and will make adjustments to the property values in accordance with the change in market values. As a result of the review of the market, the Company has extended the original estimated time needed for selling the owned properties. It is expected that two of these properties with a carrying value of $2,945,000 will be disposed of by the end of the third quarter 2002, with the remaining two properties with a carrying value of $2,544,000 expected to be disposed of by the end of the first quarter 2003. The Company will continue to monitor the status for disposing of its owned properties and make any necessary adjustments. An adjustment was reflected in the accrual of on-going expenses for the increased time required to maintain these properties.

In the second quarter of 2002, the Company sold two properties for $3,281,000, net of commission. The sale of the properties resulted in a loss of $48,000 due to higher than anticipated costs related to the sale. The charges related to the assets held for disposal were recorded in costs of merchandise sales on the consolidated statement of earnings.

In the first quarter of 2002, the Company sold two properties for $2,228,000, net of commission. One of these properties, which was sold for a loss of $641,000, was completed in a real estate transaction in which the Company was released from the lease obligations associated with two other properties, one of which was related to the Profit Enhancement Plan reserve. The other property sold resulted in a gain of $31,000. Additionally, the Company adjusted the carrying value of certain remaining assets held for disposal, which resulted in a net decrease of $702,000. The charges related to the assets held for disposal were recorded in costs of merchandise sales on the consolidated statement of earnings.

In the second quarter of 2001, the Company sold one property for $1,986,000, net of commission. The sale resulted in a gain of $91,000 which was recorded in costs of merchandise sales.

In the first quarter of 2001, the carrying values for the buildings and land was reduced from their original estimated value of $21,680,000 by $400,000 due to a downward revision in the estimated value for one site. The charge related to this reduction was recorded in costs of merchandise sales on the consolidated statement of earnings.

LEASE RESERVE

As of August 3, 2002, the Company was able to sublease eight and exit the lease of an additional six leased properties. The Company expects 7 of remaining 13 leased properties to be subleased or otherwise disposed of by the end of fiscal 2002 with the remaining 6 properties to be sublet by the end of the first quarter of 2003.

In the second quarter of 2002, the Company increased the lease reserve by $192,000. These charges were a result of a $689,000 increase due primarily to an increase in the estimated time it will take to sublease certain properties offset, in part, by a $497,000 decrease due primarily to an increase in the sublease rates realized. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of earnings.

In the first quarter of 2002, the Company decreased the lease reserve by $333,000. These changes were a result of a $597,000 decrease due primarily to an increase in the estimated sublease rates. This decrease was offset, in part, by a $264,000 increase due primarily to an increase in the estimated time it will take the Company to sublease certain properties. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of earnings.

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

ON-GOING EXPENSES

The on-going expense reserve represents exit activity costs which are not associated with or do not benefit activities that will be continued. These costs are necessary to maintain the remaining closed stores until sold, sublet or otherwise disposed of. The on-going costs reserve includes general maintenance costs such as utilities, security, telephone, real estate taxes and personal property taxes which will be incurred until the properties are disposed. The reserve for on-going costs will diminish as sites are sold, sublet or otherwise disposed of and such activities are estimated to be completed by the end of the first quarter of fiscal 2003.

In the second quarter of 2002, the Company increased the on-going expense reserve $272,000 due to an increase in the estimated time it is expected to take to sublease, sell or otherwise dispose of the remaining properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses on the consolidated statement of earnings.

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


SEVERANCE RESERVE

In the second quarter of 2001, the Company reversed the remaining severance reserve of $17,000 due to a lower than estimated final payment. In the first quarter of 2001, the Company reversed the severance reserve by $52,000 due primarily to certain employees originally expected to be receiving severance failing to qualify to receive payments. There were no adjustments made to this reserve in fiscal 2002.
                                       9

NON-RESERVABLE EXPENSES

Non-reservable expenses are those costs which could not be reserved, but were incurred as a result of the Profit Enhancement Plan. These expenses related to costs incurred which had a future economic benefit to the Company such as the transferring of inventory and equipment out of properties closed by the Profit Enhancement Plan.

There were no expenses of this nature incurred in fiscal 2002.

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

PROFIT ENHANCEMENT PLAN EXPENSE SUMMARY

Below is a table summarizing expenses related to the Profit Enhancement Plan for the thirteen and twenty-six weeks ended August 3, 2002 and August 4, 2001. The details and reasons for the changes to the charge are as described above in the respective reserve categories.

(dollar amounts
in thousands)          Thirteen      Thirteen       Twenty-Six     Twenty-Six
Income Statement       Weeks Ended   Weeks Ended    Weeks Ended    Weeks Ended
Classification         Aug. 3, 2002  Aug. 4, 2001   Aug. 3, 2002   Aug. 4, 2001
-------------------------------------------------------------------------------
Costs of
   Merchandise Sales    $   390        $ 1,060        $ 1,570        $ 1,997

Costs of
   Service Revenue          119            609             68            697

Selling, General and
   Administrative             3             (3)            13             38
-------------------------------------------------------------------------------
Total Expenses          $   512        $ 1,666        $ 1,651        $ 2,732
-------------------------------------------------------------------------------

At the end of the third quarter 2000, the Company set up a reserve liability account which is included in accrued liabilities on the consolidated balance sheet. This liability account tracks all accruals including remaining rent on leases net of sublease income, severance, and on-going expenses for the closed properties. The following chart reconciles the change in reserve from the fiscal year ended February 2, 2002 through August 3, 2002. All additions and adjustments were charged or credited through the appropriate line items on the consolidated statement of earnings.


(Amounts in                Lease       Fixed                 On-going
   thousands)              Expenses    Assets    Severance   Expenses     Total
-----------------------------------------------------------------------------------
Reserve balance at
   February 2, 2002       $ 3,150      $     -     $     -    $ 1,320     $ 4,470

Addition                      264        1,312           -        160       1,736

Utilization                  (742)      (1,312)          -       (140)     (2,194)

Adjustments                  (597)           -           -          -        (597)
-----------------------------------------------------------------------------------
Reserve Balance at
   May 4, 2002            $ 2,075      $     -     $     -    $ 1,340     $ 3,415
-----------------------------------------------------------------------------------
Addition                      689           48           -        272       1,009

Utilization                  (614)         (48)          -       (514)     (1,176)

Adjustments                  (497)           -           -          -        (497)
-----------------------------------------------------------------------------------
Reserve Balance at
   August 3, 2002         $ 1,653      $     -     $     -    $ 1,098     $ 2,751
-----------------------------------------------------------------------------------

                                       11

NOTE 4.  Net Earnings Per Share

                                                              Thirteen weeks ended                 Twenty-six weeks ended
(in thousands, except per share data)                   ----------------------------------    -----------------------------------
                                                         Aug. 3, 2002        Aug. 4, 2001      Aug. 3, 2002         Aug. 4, 2001
                                                        ---------------     --------------    ---------------      --------------
(a)  Net earnings before extraordinary item...........         $ 16,683           $ 12,285           $ 30,248            $ 21,393

     Adjustment for interest on convertible senior
       notes, net of income tax effect................              826                  -                826                   -

-----------------------------------------------------------------------------------------------------------------------------------
(b)  Adjusted net earnings before extraordinary item..         $ 17,509           $ 12,285           $ 31,074            $ 21,393
-----------------------------------------------------------------------------------------------------------------------------------

(c)  Average number of common shares outstanding
       during the period..............................           51,489             51,344             51,467              51,305

     Common shares assumed issued upon conversion of
       convertible senior notes.......................            5,520                  -              2,760                   -

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price........            1,059                689              1,111                 344
-----------------------------------------------------------------------------------------------------------------------------------
(d)  Average number of common shares assumed
       outstanding during the period..................           58,068             52,033             55,338              51,649
-----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
     Before extraordinary item (a/c)..................         $    .32           $    .24           $    .59              $  .42
     Extraordinary item, net of tax...................                -                  -                  -                   -
-----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                       $    .32           $    .24           $    .59              $  .42
-----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:
     Before extraordinary item (b/d)..................         $    .30           $    .24           $    .56              $  .42
     Extraordinary item, net of tax...................                -                  -                  -                   -
-----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                     $    .30           $    .24           $    .56              $  .42
-----------------------------------------------------------------------------------------------------------------------------------

Adjustments for convertible securities were antidilutive during the thirteen and twenty-six week periods ended August 4, 2001 and therefore excluded from the calculation. Options to purchase shares of common stock which were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the shares of common stock during the thirteen and twenty-six week periods ended August 3, 2002 and August 4, 2001 were as follows:

                                                               Thirteen weeks ended                  Twenty-six weeks ended
(in thousands)                                           ----------------------------------    ----------------------------------
                                                          Aug. 3, 2002         Aug. 4, 2001      Aug. 3, 2002         Aug. 4, 2001
                                                         ---------------      --------------    ---------------      --------------
Common shares associated with antidilutive stock
  options excluded from computation of diluted EPS .....         4,250                3,952             4,225                3,961
                                                         ---------------      --------------    ---------------      --------------


Note 5.  Debt and Financing Arrangements

On May 21, 2002, the Company issued $150,000,000 aggregate principle amount of 4.25% Convertible Senior Notes due June 1, 2007. The notes are unsecured and jointly and severally guaranteed by the Company's wholly-owned direct and indirect operating subsidiaries, The Pep Boys Manny Moe & Jack of California, Pep Boys - Manny, Moe & Jack of Delaware, Inc. and Pep Boys - Manny, Moe & Jack of Puerto Rico, Inc. The notes may be converted into shares of Pep Boys common stock at any time prior to their maturity unless they have been previously repurchased or redeemed by the Company. The conversion rate is
44.6484 shares per each $1,000 principal amount of notes, equivalent to a conversion price of approximately $22.40 per share. Interest on the notes will be paid by the Company on June 1 and December 1 of each year, beginning December 1, 2002.

On July 16, 2002, the Company retired $49,915,000 aggregate principle amount of Medium-Term Notes which were redeemed at the option of the holders. The after-tax extraordinary loss was $129,000.

In the second quarter of 2002, the Company reclassified the $75,000,000, 6.625% notes with a stated maturity date of May 15, 2003 to current liabilities on the consolidated balance sheet.

Note 6. Supplemental Guarantor Information - Convertible Senior Notes

On May 21, 2002, the Company issued $150,000,000 aggregate principle amount of 4.25% Convertible Senior Notes. The notes are jointly and severally guaranteed by the Company's wholly-owned direct and indirect operating subsidiaries ("subsidiary guarantors"), The Pep Boys Manny Moe & Jack of California, Pep Boys - Manny, Moe & Jack of Delaware, Inc. and Pep Boys - Manny, Moe & Jack of Puerto Rico, Inc.

The following are consolidating balance sheets of the Company as of August 3, 2002 and February 2, 2002 and the related consolidating statements of earnings for the thirteen and twenty-six weeks ended August 3, 2002 and August 4, 2001 and the condensed consolidating statements of cash flows for the twenty-six weeks ended August 3, 2002 and August 4, 2001:



CONSOLIDATING BALANCE SHEET
(Unaudited)

                                                                                       Non-
                                                                    Subsidiary      guarantor
August 3, 2002                                          Pep Boys    Guarantors    Subsidiaries    Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------
                                                                            (in thousands)

ASSETS
Current Assets:
  Cash and cash equivalents.......................   $    61,070   $    11,222    $    14,573    $          -   $    86,865
  Accounts receivable, net........................         8,308        11,817              -               -        20,125
  Merchandise inventories.........................       186,593       335,762              -               -       522,355
  Prepaid expenses................................        21,407         6,667          8,139          (8,632)       27,581
  Deferred income taxes...........................         9,025           350          5,542               -        14,917
  Other...........................................             2             -         41,569               -        41,571
  Assets held for disposal........................            65         5,907              -               -         5,972
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Assets.........................       286,470       371,725         69,823          (8,632)      719,386
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
 Land.............................................        92,540       185,696              -               -       278,236
 Buildings and improvements.......................       311,278       616,072              -               -       927,350
 Furniture, fixtures and equipment................       277,694       312,374              -               -       590,068
 Construction in progress.........................         6,565         6,255              -               -        12,820
                                                       ---------     ----------      --------        --------     ---------
                                                         688,077     1,120,397              -               -     1,808,474
 Less accumulated depreciation and amortization...       310,549       404,478              -               -       715,027
                                                       ---------     ----------      --------        --------    ----------
    Total Property and Equipment..................       377,528       715,919              -               -     1,093,447

Investment in subsidiaries........................     1,431,582             -      1,088,418      (2,520,000)            -

Intercompany receivable...........................             -       347,303        309,031        (656,334)            -

Other.............................................        35,640         4,886              -               -        40,526
-----------------------------------------------------------------------------------------------------------------------------
     Total Assets.................................   $ 2,131,220   $ 1,439,833    $ 1,467,272    $ (3,184,966)  $ 1,853,359
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................   $   219,883   $         9    $         -    $          -   $   219,892
  Accrued expenses................................        61,027        79,342        108,753          (8,632)      240,490
  Current maturities of long-term debt and
   obligations under capital leases...............       148,400             -              -               -       148,400
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities....................       429,310        79,351        108,753          (8,632)      608,782
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt and obligations under capital
 leases, less current maturities..................       385,115           203              -               -       385,318
Convertible long-term debt........................       150,000             -              -               -       150,000
Intercompany liabilities..........................       491,139       165,195              -        (656,334)            -
Deferred income taxes.............................        32,244        30,503              -               -        62,747
Deferred gain on sale leaseback...................         1,299         3,100              -               -         4,399
Stockholders' Equity:
  Common stock....................................        63,911         1,501            101          (1,602)       63,911
  Additional paid-in capital......................       177,244       240,359        200,398        (440,757)      177,244
  Retained earnings...............................       624,894       919,621      1,158,020      (2,077,641)      624,894

  Less:
  Cost of shares in treasury......................       164,672             -              -               -       164,672
  Cost of shares in benefits trust................        59,264             -              -               -        59,264
-----------------------------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity...................       642,113     1,161,481      1,358,519      (2,520,000)      642,113
-----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity...   $ 2,131,220   $ 1,439,833    $ 1,467,272    $ (3,184,966)  $ 1,853,359
-----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATING BALANCE SHEET

                                                                                       Non-
                                                                    Subsidiary      guarantor
February 2, 2002                                        Pep Boys    Guarantors    Subsidiaries     Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------
                                                                            (in thousands)

ASSETS
Current Assets:
  Cash and cash equivalents.......................   $     4,796   $    10,874     $       311    $          -   $    15,981
  Accounts receivable, net........................        17,124           928               -               -        18,052
  Merchandise inventories.........................       176,696       342,777               -               -       519,473
  Prepaid expenses................................        42,384       (15,815)         17,851          (2,250)       42,170
  Deferred income taxes...........................         8,395           483           6,942               -        15,820
  Other...........................................             3             -          67,305         (15,000)       52,308
  Assets held for disposal........................         2,755        13,252               -               -        16,007
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Assets.........................       252,153       352,499          92,409         (17,250)      679,811
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
 Land.............................................        92,661       185,065               -               -       277,726
 Buildings and improvements.......................       308,444       613,621               -               -       922,065
 Furniture, fixtures and equipment................       273,028       310,890               -               -       583,918
 Construction in progress.........................         5,380         5,361               -               -        10,741
                                                     -----------     ----------       --------        --------    -----------
                                                         679,513     1,114,937               -               -     1,794,450
 Less accumulated depreciation and amortization...       293,704       383,260               -               -       676,964
                                                     -----------     ----------       --------        --------    -----------
    Total Property and Equipment..................       385,809       731,677               -               -     1,117,486

Investment in subsidiaries........................     1,388,724             -       1,050,494      (2,439,218)            -

Intercompany receivable...........................             -       575,377         301,321        (876,698)            -

Other.............................................        13,355         2,000               -               -        15,355
-----------------------------------------------------------------------------------------------------------------------------
     Total Assets.................................   $ 2,040,041   $ 1,661,553     $ 1,444,224    $ (3,333,166)  $ 1,812,652
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................   $   216,076   $         9     $         -    $          -   $   216,085
  Accrued expenses................................        62,402        65,636         130,485         (17,250)      241,273
  Current maturities of long-term debt............       124,615             -               -               -       124,615
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities....................       403,093        65,645         130,485         (17,250)      581,973
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities...........       497,603        46,815               -               -       544,418
Intercompany liabilities..........................       488,067       388,631               -        (876,698)            -
Deferred income taxes.............................        32,172        31,855               -               -        64,027
Deferred gain on sale leaseback...................         1,316         3,128               -               -         4,444
Stockholders' Equity:
  Common stock....................................        63,911         1,501             101          (1,602)       63,911
  Additional paid-in capital......................       177,244       240,359         200,398        (440,757)      177,244
  Retained earnings...............................       601,944       883,619       1,113,240      (1,996,859)      601,944

  Less:
  Cost of shares in treasury......................       166,045             -               -               -       166,045
  Cost of shares in benefits trust................        59,264             -               -               -        59,264
-----------------------------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity...................       617,790     1,125,479       1,313,739      (2,439,218)  $   617,790
-----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity...   $ 2,040,041   $ 1,661,553     $ 1,444,224    $ (3,333,166)  $ 1,812,652
-----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF EARNINGS
(Unaudited)

                                                                                       Non-
                                                                    Subsidiary      guarantor
Thirteen weeks ended Aug. 3, 2002                       Pep Boys    Guarantors    Subsidiaries   Elimination   Consolidated
----------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Merchandise Sales.............................       $   164,966    $  312,881      $       -      $      -      $  477,847
Service Revenue...............................            37,506        70,432              -             -         107,938
Other Revenue.................................                 -             -          6,409        (6,409)              -
                                                     ------------   -----------     ----------     ---------     -----------
Total Revenues................................           202,472       383,313          6,409        (6,409)        585,785

Costs of Merchandise Sales....................           115,213       216,776              -             -         331,989
Costs of Service Revenue......................            27,892        54,328              -             -          82,220
Costs of Other Revenue........................                 -             -          5,898        (5,898)              -
                                                     ------------   -----------     ----------     ---------     -----------
Total Costs of Revenues.......................           143,105       271,104          5,898        (5,898)        414,209

Gross Profit from Merchandise Sales...........            49,753        96,105              -             -         145,858
Gross Profit from Service Revenue.............             9,614        16,104              -             -          25,718
Gross Profit from Other Revenue...............                 -             -            511          (511)              -
                                                     ------------   -----------     ----------     ---------     -----------
Total Gross Profit............................            59,367       112,209            511          (511)        171,576

Selling, General and Administrative Expenses..            46,661        87,114             72          (511)        133,336
                                                     ------------   -----------     ----------     ---------     -----------
Operating Profit..............................            12,706        25,095            439             -          38,240
Equity in Earnings of Subsidiaries............            22,500             -         19,454       (41,954)              -
Non-operating (Expense) Income................            (4,532)       12,755          5,248       (12,474)            997
Interest Expense..............................            17,576         7,318              -       (12,474)         12,420
                                                     ------------   -----------     ----------     ---------     -----------
Earnings Before Income Taxes..................            13,098        30,532         25,141       (41,954)         26,817

Income Tax (Benefit) Expense..................            (3,585)       11,563          2,156             -          10,134
                                                     ------------   -----------     ----------     ---------     -----------
Net Earnings Before Extraordinary Item........            16,683        18,969         22,985       (41,954)         16,683
Extraordinary Item, Net of Tax................              (129)            -              -             -            (129)
                                                     ------------   -----------     ----------     ---------     -----------
Net Earnings..................................       $    16,554    $   18,969      $  22,985      $(41,954)     $   16,554
                                                     ============   ===========     ==========     =========     ===========

CONSOLIDATING STATEMENT OF EARNINGS

                                                                                       Non-
                                                                   Subsidiary       guarantor
Thirteen weeks ended Aug. 4, 2001                       Pep Boys   Guarantors     Subsidiaries    Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Merchandise Sales.............................       $   158,256    $ 305,147       $        -      $       -     $  463,403
Service Revenue...............................            38,593       71,078                -              -        109,671
Other Revenue.................................                 -            -            5,854         (5,854)             -
                                                     ------------   ----------      -----------     ----------    -----------
Total Revenues................................           196,849      376,225            5,854         (5,854)       573,074

Costs of Merchandise Sales....................           114,153      212,589                -              -        326,742
Costs of Service Revenue......................            28,378       53,650                -              -         82,028
Costs of Other Revenue........................                 -            -            5,886         (5,886)             -
                                                     ------------   ----------      -----------     ----------    -----------
Total Costs of Revenues.......................           142,531      266,239            5,886         (5,886)       408,770

Gross Profit from Merchandise Sales...........            44,103       92,558                -              -        136,661
Gross Profit from Service Revenue.............            10,215       17,428                -              -         27,643
Gross Loss from Other Revenue.................                 -            -              (32)            32              -
                                                     ------------   ----------      -----------     ----------    -----------
Total Gross Profit (Loss).....................            54,318      109,986              (32)            32        164,304

Selling, General and Administrative Expenses..            57,300       74,737               71             32        132,140
                                                     ------------   ----------      -----------     ----------    -----------
Operating (Loss) Profit.......................            (2,982)      35,249             (103)             -         32,164
Equity in Earnings of Subsidiaries............            26,268            -           20,880        (47,148)             -
Non-operating (Expense) Income................            (4,539)       8,307            5,825         (8,718)           875
Interest Expense..............................            14,561        7,851                -         (8,718)        13,694
                                                     ------------   ----------      -----------     ----------    -----------
Earnings Before Income Taxes..................             4,186       35,705           26,602        (47,148)        19,345

Income Tax (Benefit) Expense..................            (8,099)      13,070            2,089              -          7,060
                                                     ------------   ----------      -----------     ----------    -----------
Net Earnings Before Extraordinary Item........            12,285       22,635           24,513        (47,148)        12,285
Extraordinary Item, Net of Tax................               234            -                -              -            234
                                                     ------------   ----------      -----------     ----------    -----------
Net Earnings..................................       $    12,519    $  22,635       $   24,513      $ (47,148)     $  12,519
                                                     ============   ==========      ===========     ==========    ===========

CONSOLIDATING STATEMENT OF EARNINGS
(Unaudited)

                                                                                       Non-
                                                                   Subsidiary       guarantor
Twenty-six weeks ended Aug. 3, 2002                     Pep Boys   Guarantors     Subsidiaries    Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Merchandise Sales.............................       $   323,462    $ 608,156       $       -       $      -      $  931,618
Service Revenue...............................            74,871      138,269               -              -         213,140
Other Revenue.................................                 -            -          12,668        (12,668)              -
                                                     ------------   ----------      ----------      ---------     -----------
Total Revenues................................           398,333      746,425          12,668        (12,668)      1,144,758

Costs of Merchandise Sales....................           226,724      424,028               -             -          650,752
Costs of Service Revenue......................            55,228      105,267               -             -          160,495
Costs of Other Revenue........................                 -            -          12,187        (12,187)              -
                                                     ------------   ----------      ----------      ---------     -----------
Total Costs of Revenues.......................           281,952      529,295          12,187        (12,187)        811,247

Gross Profit from Merchandise Sales...........            96,738      184,128               -             -          280,866
Gross Profit from Service Revenue.............            19,643       33,002               -             -           52,645
Gross Profit from Other Revenue...............                 -            -             481           (481)              -
                                                     ------------   ----------      ----------      ---------     -----------
Total Gross Profit............................           116,381      217,130             481           (481)        333,511

Selling, General and Administrative Expenses..            92,657      170,791             151           (481)        263,118
                                                     ------------   ----------      ----------      ---------     -----------
Operating Profit..............................            23,724       46,339             330              -          70,393
Equity in Earnings of Subsidiaries............            42,859            -          37,923        (80,782)              -
Non-operating (Expense) Income................            (9,053)      24,101          10,554        (23,782)          1,820
Interest Expense..............................            34,689       13,294               -        (23,782)         24,201
                                                     ------------   ----------      ----------      ---------     -----------
Earnings Before Income Taxes..................            22,841       57,146          48,807        (80,782)         48,012

Income Tax (Benefit) Expense..................            (7,407)      21,144           4,027              -          17,764
                                                     ------------   ----------      ----------      ---------     -----------
Net Earnings Before Extraordinary Item........            30,248       36,002          44,780        (80,782)         30,248
Extraordinary Item, Net of Tax................              (129)           -               -              -            (129)
                                                     ------------   ----------      ----------      ---------     -----------
Net Earnings..................................       $    30,119    $  36,002       $  44,780       $(80,782)     $   30,119
                                                     ============   ==========      ==========      =========     ===========

CONSOLIDATING STATEMENT OF EARNINGS

                                                                                       Non-
                                                                   Subsidiary       guarantor
Twenty-six weeks ended Aug. 4, 2001                     Pep Boys   Guarantors     Subsidiaries    Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Merchandise Sales.............................       $   311,729    $ 594,668       $       -       $       -      $ 906,397
Service Revenue...............................            77,533      140,721               -               -        218,254
Other Revenue.................................                 -            -          11,442        (11,442)              -
                                                     ------------   ----------      ----------      ---------      ----------
Total Revenues................................           389,262      735,389          11,442        (11,442)      1,124,651

Costs of Merchandise Sales....................           224,627      418,164               -              -         642,791
Costs of Service Revenue......................            56,698      105,127               -              -         161,825
Costs of Other Revenue........................                 -            -          11,503        (11,503)              -
                                                     ------------   ----------      ----------     ----------      ----------
Total Costs of Revenues.......................           281,325      523,291          11,503        (11,503)        804,616

Gross Profit from Merchandise Sales...........            87,102      176,504               -              -         263,606
Gross Profit from Service Revenue.............            20,835       35,594               -              -          56,429
Gross Loss from Other Revenue.................                 -            -             (61)            61               -
                                                     ------------   ----------      ----------     ----------      ----------
Total Gross Profit (Loss).....................           107,937      212,098             (61)            61         320,035

Selling, General and Administrative Expenses..           119,023      141,407             147             61         260,638
                                                     ------------   ----------      ----------     ----------      ----------
Operating (Loss) Profit.......................           (11,086)      70,691            (208)             -          59,397
Equity in Earnings of Subsidiaries............            55,323                       44,971       (100,294)              -
Non-operating (Expense) Income................            (9,102)      21,971          12,016        (23,387)          1,498
Interest Expense..............................            33,307       17,286               -        (23,387)         27,206
                                                     ------------   ----------      ----------     ----------      ----------
Earnings Before Income Taxes..................             1,828       75,376          56,779       (100,294)         33,689

Income Tax (Benefit) Expense..................           (19,565)      27,551           4,310              -          12,296
                                                     ------------   ----------      ----------     ----------      ----------
Net Earnings Before Extraordinary Item........            21,393       47,825          52,469       (100,294)         21,393
Extraordinary Item, Net of Tax................               234            -               -              -             234
                                                     ------------   ----------      ----------     ----------      ----------
Net Earnings..................................       $    21,627    $  47,825       $  52,469      $(100,294)      $  21,627
                                                     ============   ==========      ==========     ==========      ==========




CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)

                                                                                       Non-
                                                                   Subsidiary       guarantor
Twenty-six weeks ended Aug. 3, 2002                     Pep Boys   Guarantors     Subsidiaries    Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Cash Flows from Operating Activities:
     Net Earnings...............................      $  30,119    $  36,002       $  44,780       $ (80,782)      $ 30,119
     Adjustments to Reconcile Net
       Earnings to Net Cash Provided
       By Operating Activities:
        Non-cash operating activities...........        (25,625)      23,148         (36,524)         80,782         41,781
        Change in operating assets and
         liabilities............................         21,573      (12,757)         13,715               -         22,531

-----------------------------------------------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities      26,067       46,393          21,971               -         94,431
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
          Net Cash Used in
           Investing Activities.................         (6,709)      (1,291)              -               -         (8,000)

Cash Flows from Financing Activities:
          Net Cash Provided by (Used in)
           Financing Activities.................         36,916      (44,754)         (7,709)              -        (15,547)
-----------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash............................         56,274          348          14,262               -         70,884
Cash and Cash Equivalents at Beginning of Period          4,796       10,874             311               -         15,981
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period......      $  61,070    $  11,222       $  14,573       $       -       $ 86,865
-----------------------------------------------------------------------------------------------------------------------------


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS


                                                                                       Non-
                                                                   Subsidiary       guarantor
Twenty-six weeks ended Aug. 4, 2001                     Pep Boys   Guarantors     Subsidiaries    Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Cash Flows from Operating Activities:
     Net Earnings...............................      $  21,627    $  47,825       $  52,469       $(100,294)      $ 21,627
     Adjustments to Reconcile Net
       Earnings to Net Cash Provided
       By Operating Activities:
        Non-cash operating activities...........        (34,339)      23,131         (44,971)        100,294         44,115
        Change in operating assets and
         liabilities............................         29,766       42,156           3,079               -         75,001

-----------------------------------------------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities      17,054      113,112          10,577               -        140,743
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
          Net Cash Provided by
           Investing Activities.................          1,504       14,633               -               -         16,137

Cash Flows from Financing Activities:
          Net Cash Provided by (Used in)
           Financing Activities.................         70,014     (120,856)        (10,722)              -        (61,564)
-----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash.................         88,572        6,889            (145)              -         95,316
Cash and Cash Equivalents at Beginning of Period            482        7,038             475               -          7,995
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period......      $  89,054    $  13,927       $     330       $       -       $103,311
-----------------------------------------------------------------------------------------------------------------------------

Note 7. New Accounting Standards

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.
SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

In May 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statements No. 4 and No. 64, which pertained to issues related to the extinguishment of debt. SFAS No. 145 also rescinds FASB Statement No. 44, which established accounting requirements for motor carriers, and amends FASB Statement No. 13, "Accounting for Leases," to enable certain capital lease modifications to be accounted for by lessees as sale-leaseback transactions. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES - August 3, 2002
------------------------------------------------

The Company's cash requirements arise principally from the capital expenditures related to existing stores, offices and warehouses, the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. During the first six months of 2002, the Company invested $13,252,000 in property and equipment. The Company's net inventory (net inventory includes the change in inventory less the change in accounts payable) decreased $925,000. Working capital increased from $97,838,000 at February 2, 2002 to $110,604,000 at August 3, 2002. At August 3, 2002, the Company had stockholders' equity of $642,113,000 and long-term debt of $535,318,000. The Company's long-term debt was 46% of its total capitalization at August 3, 2002 and 47% at February 2, 2002. As of August 3, 2002, the Company had an available line of credit totaling $173,878,000.

The Company plans to open one new Supercenter during the balance of the current fiscal year. Management estimates the costs of opening the Supercenter and the expected capital expenditures relating to existing stores, warehouses and offices for the remainder of fiscal 2002, will be approximately $29,748,000. The Company anticipates that its net cash provided by operating activities and its existing line of credit will exceed its principal cash requirements for capital expenditures and net inventory in fiscal 2002.

In the second quarter of 2002, the Company reclassified the $75,000,000, 6.625% notes with a stated maturity date of May 15, 2003 to current liabilities on the consolidated balance sheet. The Company anticipates being able to repurchase these notes with cash from operations and its existing line of credit.

On July 16, 2002, the Company retired $49,915,000 aggregate principle amount of Medium-Term Notes which were redeemed at the option of the holders. The Company repurchased these notes with a portion of the proceeds from the sale of the 4.25% Senior Convertible Notes. The after-tax extraordinary loss was $129,000.

On May 21, 2002, the Company issued $150,000,000 aggregate principle amount of 4.25% Convertible Senior Notes due June 1, 2007. The notes are unsecured and jointly and severally guaranteed by the Company's wholly-owned direct and indirect operating subsidiaries, The Pep Boys Manny Moe & Jack of California, Pep Boys - Manny, Moe & Jack of Delaware, Inc. and Pep Boys - Manny, Moe & Jack of Puerto Rico, Inc. The notes may be converted into shares of Pep Boys common stock at any time prior to their maturity unless they have been previously repurchased or redeemed by the Company. The conversion rate is
44.6484 shares per each $1,000 principal amount of notes, equivalent to a conversion price of approximately $22.40 per share. Interest on the notes will be paid by the Company on June 1 and December 1 of each year, beginning December 1, 2002. The proceeds from the sale of the notes are being used to retire debt.

In the third quarter of 2001, the Company reclassified the remaining $43,005,000 aggregate principle amount of the $49,000,000 Medium-Term Notes originally issued to current liabilities on the consolidated balance sheet. These Medium- Term Notes are redeemable at the option of the holders on September 19, 2002. The Company intends to repurchase any of these notes so redeemed with the proceeds from the sale of the 4.25% Senior Convertible Notes.


PROFIT ENHANCEMENT PLAN
-----------------------

In the third quarter 2000, the Company performed a comprehensive review of its field, distribution, and Store Support Center infrastructure as well as the performance of each store. As a result of this review, the Company implemented a number of changes that have improved its performance. These changes included the closure of 38 under-performing stores and two distribution centers, a reduction in store operating hours and the Store Support Center infrastructure.

PLAN UPDATE

The Company is progressing towards the disposal of the 38 stores, 11 which were owned and 27 which were leased by the Company, two distribution centers and two development parcels owned by the Company which were closed or abandoned in connection with the Profit Enhancement Plan. As of August 3, 2002, the Company had successfully disposed of 19 of the closed stores, the two distribution centers and the two development parcels. Additionally, in the second quarter 2002, due to changes in the real estate market affecting two of its owned properties which were to be disposed of, the Company has opted to lease rather than sell such stores. As a result, the Company has reclassified two of its owned properties as assets held for use. The Company estimates the remaining closed properties will be disposed of by the end of the first quarter of fiscal 2003.

ASSETS HELD FOR DISPOSAL

As of August 3, 2002, the assets held for disposal included the building, land and equipment of the remaining closed stores owned by the Company which have a carrying value of $5,972,000. The Company has sold five of the 11 owned properties originally held for sale, and the two development parcels.
In the second quarter 2002, due to changes in the real estate market affecting two of its owned properties, the Company has opted to lease rather than sell such stores. As a result, the Company has reclassified two of its owned properties to assets held for use and began to depreciate them at the estimated market value, which is lower than cost adjusted for depreciation.

The Company is actively marketing the remaining four owned properties and will make adjustments to the property values in accordance with the change in market values. As a result of the review of the market, the Company has extended the original estimated time needed for selling the owned properties. It is expected that two of these properties with a carrying value of $2,945,000 will be disposed of by the end of the third quarter 2002, with the remaining two properties with a carrying value of $2,544,000 expected to be disposed of by the end of the first quarter 2003. The Company will continue to monitor the status for disposing of its owned properties and make any necessary adjustments. An adjustment was reflected in the accrual of on-going expenses for the increased time required to maintain these properties.

In the second quarter of 2002, the Company sold two properties for $3,281,000, net of commission. The sale of the properties resulted in a loss of $48,000 due to higher than anticipated costs related to the sale. The charges related to the assets held for disposal were recorded in costs of merchandise sales on the consolidated statement of earnings.

In the first quarter of 2002, the Company sold two properties for $2,228,000, net of commission. One of these properties, which was sold for a loss of $641,000, was completed in a real estate transaction in which the Company was released from the lease obligations associated with two other properties, one of which was related to the Profit Enhancement Plan reserve. The other property sold resulted in a gain of $31,000. Additionally, the Company adjusted the carrying value of certain remaining assets held for disposal, which resulted in a net decrease of $702,000. The charges related to the assets held for disposal were recorded in costs of merchandise sales on the consolidated statement of earnings.

In the second quarter of 2001, the Company sold one property for $1,986,000, net of commission. The sale resulted in a gain of $91,000 which was recorded in costs of merchandise sales.

In the first quarter of 2001, the carrying values for the buildings and land was reduced from their original estimated value of $21,680,000 by $400,000 due to a downward revision in the estimated value for one site. The charge related to this reduction was recorded in costs of merchandise sales on the consolidated statement of earnings.

LEASE RESERVE

As of August 3, 2002, the Company was able to sublease eight and exit the lease of an additional six leased properties. The Company expects 7 of remaining 13 leased properties to be subleased or otherwise disposed of by the end of fiscal 2002 with the remaining 6 properties to be sublet by the end of the first quarter of 2003.

In the second quarter of 2002, the Company increased the lease reserve by $192,000. These charges were a result of a $689,000 increase due primarily to an increase in the estimated time it will take to sublease certain properties offset, in part, by a $497,000 decrease due primarily to an increase in the sublease rates realized. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of earnings.

In the first quarter of 2002, the Company decreased the lease reserve by $333,000. These changes were a result of a $597,000 decrease due primarily to an increase in the estimated sublease rates. This decrease was offset, in part, by a $264,000 increase due primarily to an increase in the estimated time it will take the Company to sublease certain properties. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of earnings.

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

ON-GOING EXPENSES

The on-going expense reserve represents exit activity costs which are not associated with or do not benefit activities that will be continued. These costs are necessary to maintain the remaining closed stores until sold, sublet or otherwise disposed of. The on-going costs reserve includes general maintenance costs such as utilities, security, telephone, real estate taxes and personal property taxes which will be incurred until the properties are disposed. The reserve for on-going costs will diminish as sites are sold, sublet or otherwise disposed of and such activities are estimated to be completed by the end of the first quarter of fiscal 2003.

In the second quarter of 2002, the Company increased the on-going expense reserve $272,000 due to an increase in the estimated time it is expected to take to sublease, sell or otherwise dispose of the remaining properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses on the consolidated statement of earnings.

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


SEVERANCE RESERVE

In the second quarter of 2001, the Company reversed the remaining severance reserve of $17,000 due to a lower than estimated final payment. In the first quarter of 2001, the Company reversed the severance reserve by $52,000 due primarily to certain employees originally expected to be receiving severance failing to qualify to receive payments. There were no adjustments made to this reserve in fiscal 2002.


NON-RESERVABLE EXPENSES

Non-reservable expenses are those costs which could not be reserved, but were incurred as a result of the Profit Enhancement Plan. These expenses related to costs incurred which had a future economic benefit to the Company such as the transferring of inventory and equipment out of properties closed by the Profit Enhancement Plan.

There were no expenses of this nature incurred in fiscal 2002.

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

PROFIT ENHANCEMENT PLAN EXPENSE SUMMARY

Below is a table summarizing expenses related to the Profit Enhancement Plan for the thirteen and twenty-six weeks ended August 3, 2002 and August 4, 2001. The details and reasons for the changes to the charge are as described above in the respective reserve categories.

(dollar amounts
in thousands)          Thirteen      Thirteen       Twenty-Six     Twenty-Six
Income Statement       Weeks Ended   Weeks Ended    Weeks Ended    Weeks Ended
Classification         Aug. 3, 2002  Aug. 4, 2001   Aug. 3, 2002   Aug. 4, 2001
-------------------------------------------------------------------------------
Costs of
   Merchandise Sales    $   390        $ 1,060        $ 1,570        $ 1,997

Costs of
   Service Revenue          119            609             68            697

Selling, General and
   Administrative             3             (3)            13             38
-------------------------------------------------------------------------------
Total Expenses          $   512        $ 1,666        $ 1,651        $ 2,732
-------------------------------------------------------------------------------


At the end of the third quarter 2000, the Company set up a reserve liability account which is included in accrued liabilities on the consolidated balance sheet. This liability account tracks all accruals including remaining rent on leases net of sublease income, severance, and on-going expenses for the closed properties. The following chart reconciles the change in reserve from the fiscal year ended February 2, 2002 through August 3, 2002. All additions and adjustments were charged or credited through the appropriate line items on the consolidated statement of earnings.


(Amounts in                Lease       Fixed                 On-going
   thousands)              Expenses    Assets    Severance   Expenses     Total
-----------------------------------------------------------------------------------
Reserve balance at
   February 2, 2002       $ 3,150      $     -     $     -    $ 1,320     $ 4,470

Addition                      264        1,312           -        160       1,736

Utilization                  (742)      (1,312)          -       (140)     (2,194)

Adjustments                  (597)           -           -          -        (597)
-----------------------------------------------------------------------------------
Reserve Balance at
   May 4, 2002            $ 2,075      $     -     $     -    $ 1,340     $ 3,415
-----------------------------------------------------------------------------------
Addition                      689           48           -        272       1,009

Utilization                  (614)         (48)          -       (514)     (1,176)

Adjustments                  (497)           -           -          -        (497)
-----------------------------------------------------------------------------------
Reserve Balance at
   August 3, 2002         $ 1,653      $     -     $     -    $ 1,098     $ 2,751
-----------------------------------------------------------------------------------



Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                     Aug. 3, 2002        Aug. 4, 2001       Fiscal 2002 vs.
                                                         (Fiscal 2002)       (Fiscal 2001)        Fiscal 2001
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         81.6%               80.9%                3.1%
Service Revenue (1)...................................         18.4                19.1                (1.6)
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                 2.2

Costs of Merchandise Sales (2)........................         69.5 (3)            70.5 (3)             1.6
Costs of Service Revenue (2)..........................         76.2 (3)            74.8 (3)             0.2
                                                              ------              ------              ------
Total Costs of Revenues...............................         70.7                71.3                 1.3

Gross Profit from Merchandise Sales...................         30.5 (3)            29.5 (3)             6.7
Gross Profit from Service Revenue.....................         23.8 (3)            25.2 (3)            (7.0)
                                                              ------              ------              ------
Total Gross Profit....................................         29.3                28.7                 4.4

Selling, General and Administrative Expenses..........         22.8                23.1                 0.9
                                                              ------              ------              ------
Operating Profit......................................          6.5                 5.6                18.9

Non-operating Income..................................          0.2                 0.2                13.9
Interest Expense......................................          2.1                 2.4                (9.3)
                                                              ------              ------              ------
Earnings Before Income Taxes..........................          4.6                 3.4                38.6

Income Taxes..........................................         37.8 (4)            36.5 (4)            43.5
                                                              ------              ------              ------
Net Earnings Before Extraordinary Item................          2.8                 2.2                35.8
Extraordinary Item, Net of Tax........................            -                   -              (155.1)
                                                              ------              ------              ------
Net Earnings..........................................          2.8                 2.2                32.2
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

Thirteen Weeks Ended August 3, 2002 vs. Thirteen Weeks Ended August 4, 2001
---------------------------------------------------------------------------

Total revenues for the second quarter increased 2.2% as the total number of stores in operation remained the same in 2002 and 2001. Comparable store revenues increased 2.0% (revenues generated by stores in operation during the same period). Comparable merchandise sales increased 2.9%, while comparable store service revenue decreased 1.6%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 30.5% in 2002 from 29.5% in 2001. This increase, as a percentage of merchandise sales, was due primarily to higher merchandise margins and decreases in store occupancy costs and warehousing costs, as a percentage of merchandise sales. In addition, gross profit from merchandise sales increased as the Company recorded lower pretax charges related to the Profit Enhancement Plan of $390,000 in 2002 versus $1,060,000 in 2001. The improved merchandise margins, as a percentage of merchandise sales, were a result of a combination of an improvement in the mix of sales, selectively higher retail pricing, lower product acquisition costs and improved inventory controls. The decrease in store occupancy costs was due to lower depreciation expense and the loss on a sale leaseback transaction of certain assets in 2001 which resulted in a favorable comparison for 2002. The lower warehousing costs, as a percentage of merchandise sales, were due to continued improvements in efficiencies related to the supply chain.

Gross profit from service revenue decreased, as a percentage of service revenue, to 23.8% in 2002 from 25.2% in 2001. This decrease, as a percentage of service revenue, was due primarily to increases in service payroll and service employee benefits, as a percentage of service revenue. The decrease in gross profit from service revenue, as a percentage of service revenue, was offset by lower pretax charge related to the Profit Enhancement Plan of $119,000 in 2002 versus $609,000 in 2001. The increase in service payroll, as a percentage of service revenue, was due to lower than anticipated service revenues in 2002.

Selling, general and administrative expenses decreased, as a percentage of total revenues, to 22.8% in 2002 from 23.1% in 2001. This decrease, as a percentage of total revenues, was due primarily to lower store expenses, as a percentage of total revenues. The decrease in store expenses, as a percentage of total revenues, was due primarily to decreases in store payroll expense, as a percentage of total revenues.

Interest expense decreased $1,274,000 or 9.3% due primarily to lower debt levels coupled with lower average interest rates on the Company's borrowings.

Net earnings increased, as a percentage of total revenues, due primarily to an increase in gross profit from merchandise sales, as a percentage of merchandise sales, and decreases in selling, general and administrative expenses and interest expense, both as a percentage of total revenues, offset, in part, by a decrease in gross profit from service revenue, as a percentage of service revenue. In addition, net earnings was increased due to lower charges related to the Profit Enhancement Plan of $323,000 in 2002 in comparison to $1,058,000 in 2001. These increases were offset, in part, by an increase in the Company's 2002 tax rate.

                                       28


Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Twenty-six weeks ended                                   Aug. 3, 2002        Aug. 4, 2001       Fiscal 2002 vs.
                                                         (Fiscal 2002)       (Fiscal 2001)        Fiscal 2001
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         81.4%               80.6%                2.8%
Service Revenue (1)...................................         18.6                19.4                (2.3)
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                 1.8

Costs of Merchandise Sales (2)........................         69.9 (3)            70.9 (3)             1.2
Costs of Service Revenue (2)..........................         75.3 (3)            74.1 (3)            (0.8)
                                                              ------              ------              ------
Total Costs of Revenues...............................         70.9                71.5                 0.8

Gross Profit from Merchandise Sales...................         30.1 (3)            29.1 (3)             6.6
Gross Profit from Service Revenue.....................         24.7 (3)            25.9 (3)            (6.7)
                                                              ------              ------              ------
Total Gross Profit....................................         29.1                28.5                 4.2

Selling, General and Administrative Expenses..........         23.0                23.2                 1.0
                                                              ------              ------              ------
Operating Profit......................................          6.1                 5.3                18.5

Non-operating Income..................................          0.2                 0.1                21.5
Interest Expense......................................          2.1                 2.4               (11.1)
                                                              ------              ------              ------
Earnings Before Income Taxes..........................          4.2                 3.0                42.5

Income Taxes..........................................         37.0 (4)            36.5 (4)            44.5
                                                              ------              ------              ------
Net Earnings Before Extraordinary Item................          2.6                 1.9                41.4
Extraordinary Item, Net of Tax........................            -                   -              (155.1)
                                                              ------              ------              ------
Net Earnings..........................................          2.6                 1.9                39.3
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

Twenty-six Weeks Ended August 3, 2002 vs. Twenty-six Weeks Ended August 4, 2001
-------------------------------------------------------------------------------

Total revenues for the first six months increased 1.8% as the total number of stores in operation remained the same in 2002 and 2001. Comparable store revenues increased 1.7% (revenues generated by stores in operation during the same period). Comparable store merchandise sales increased 2.7%, while comparable store service revenue decreased 2.4%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 30.1% in 2001 from 29.1% in 2000. This increase, as a percentage of merchandise sales, was due primarily to higher merchandise margins and decreases in store occupancy costs and warehousing costs, as a percentage of merchandise sales. In addition, gross profit from merchandise sales increased as the Company recorded lower pretax charges related to the Profit Enhancement Plan of $1,570,000 in 2002 versus $1,997,000 in 2001. The improved merchandise margins, as a percentage of merchandise sales, were a result of a combination of an improvement in the mix of sales, selectively higher retail pricing, lower product acquisition costs and improved inventory controls. The decrease in store occupancy costs, as a percentage of merchandise sales, was a result of lower utilities costs, especially in California, which experienced an energy shortage in 2001 and lower rent expense due to decreases on variable rate leases. The lower warehousing costs, as a percentage of merchandise sales, were due to continued improvements in efficiencies related to the supply chain.

Gross profit from service revenue decreased, as a percentage of service revenue, to 24.7% in 2002 from 25.9% in 2001. This decrease, as a percentage of service revenue, was due primarily to increases in service payroll and service employee benefits, as a percentage of service revenue. The decrease in gross profit from service revenue was offset, in part, by lower pretax charges related to the Profit Enhancement Plan of $68,000 in 2002 in comparison to $697,000 in 2001. The increase in service payroll and service employee benefits, as a percentage of service revenue, was due to lower than anticipated service revenues in 2002.

Selling, general and administrative expenses decreased, as a percentage of total revenues, to 23.0% in 2002 from 23.2% in 2001. This decrease, as a percentage of total revenues, was due primarily to $1,480,000 or 22% lower net media expense and a decrease in store expenses, as a percentage of total revenues. The decrease in net media, as a percentage of total revenues, was due to an increase in cooperative advertising. The decrease in store expenses, as a percentage of total revenues, was due primarily to decreases in store payroll, as a percentage of total revenues.

Interest expense decreased $3,005,000 or 11.1% due primarily to lower debt levels coupled with lower average interest rates on the Company's borrowings.

Net earnings increased, as a percentage of total revenues, due primarily to an increase in gross profit from merchandise sales, as a percentage of merchandise sales and decreases in interest expense and selling, general and administrative expenses, both as a percentage of total revenues offset, in part, by a decrease in gross profit from service revenue, as a percentage of service revenue. In addition, net earnings was increased due to lower charges related to the Profit Enhancement Plan of $1,040,000 in 2002 in comparison to $1,735,000 in 2001. These increases were offset, in part, by an increase in the Company's 2002 tax rate.

NEW ACCOUNTING STANDARDS
------------------------
In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.
SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statements No. 4 and No. 64, which pertained to issues related to the extinguishment of debt. SFAS No. 145 also rescinds FASB Statement No. 44, which established accounting requirements for motor carriers, and amends FASB Statement No. 13, "Accounting for Leases," to enable certain capital lease modifications to be accounted for by lessees as sale-leaseback transactions. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, risk participation agreements and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to "-Critical Accounting Policies and Estimates" as reported in the Company's Form 10-K for the year ended
February 2, 2002, which disclosures are hereby incorporated by reference.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreements and Secured Credit Facility; changes in the lenders' prime rate or London Interbank Offered Rate (LIBOR) could affect the rates at which the Company could borrow funds thereunder. At August 3, 2002 the Company had $56,179,000 of outstanding borrowings under these credit facilities. There have been no material changes to the "-Quantitative and Qualitative Disclosures About Market Risk" as reported in the Company's Form 10-K for the fiscal year ended February 2, 2002, which disclosures are hereby incorporated by reference.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings

          No new reportable proceedings were filed, or material developments in previously reported proceedings occurred, during the fiscal quarter ended August 3, 2002.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          An annual meeting of shareholders was held on May 29, 2002. The shareholders approved the election of directors shown below.

          Directors Elected at Annual Meeting of Shareholders
          ---------------------------------------------------

          Name                        Votes For         Votes Withheld
          ----                        ---------         --------------
          Lester Rosenfeld           48,457,668            4,593,694

          Benjamin Strauss           48,468,689            4,582,674

          Bernard J. Korman          48,467,082            4,584,282

          Mitchell G. Leibovitz      48,455,605            4,595,758

          J. Richard Leaman, Jr.     48,466,402            4,584,961

          Malcolmn D. Pryor          48,473,246            4,578,117

          Peter A. Bassi             48,474,385            4,576,978

          Jane Scaccetti             48,481,401            4,569,962

          John T. Sweetwood          48,467,873            4,583,490

          William Leonard            48,467,873            4,583,490
          ..................................................................

          The shareholders also approved the proposal to increase the number of shares of common stock available for awards under the 1999 Stock Incentive Plan by 2,500,000 shares with 45,180,605 affirmative votes, 7,465,047 negative votes and 405,701 abstentions.

          ..................................................................

          The shareholders also approved the appointment of the independent auditors Deloitte & Touche LLP with 52,171,129 affirmative votes, 715,877 negative votes and 164,352 abstentions.

          ..................................................................

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits

                 (99.1) Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 (99.2) Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


           (b) Reports on Form 8-K.

               The Company filed an 8-K on May 15, 2002 announcing its results of operations for the first quarter ended May 4, 2002. An Exhibit containing the press release dated May 15, 2002 was attached.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE PEP BOYS - MANNY, MOE & JACK
                                  --------------------------------
                                                      (Registrant)

Date:   September 17, 2002                By: /s/ George Babich, Jr.
      --------------------               --------------------------

                                           George Babich, Jr.
                                           President &
                                           Chief Financial Officer

CERTIFICATIONS
--------------

I, Mitchell G. Leibovitz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Pep Boys - Manny, Moe & Jack;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:  September 17, 2002                           /s/ Mitchell G. Leibovitz
     --------------------                           -------------------------

                                                    Mitchell G. Leibovitz
                                                    Chairman of the Board and
                                                    Chief Executive Officer



I, George Babich, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Pep Boys - Manny, Moe & Jack;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:  September 17, 2002                            /s/ George Babich, Jr.
     --------------------                            -----------------------

                                                     George Babich, Jr.
                                                     President and Chief
                                                     Financial Officer

INDEX TO EXHIBITS
-----------------


(99.1)   Chief Executive Officer Certification pursuant to 18
         U.S.C. Section 1350, as adopted pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002

(99.2)   Chief Financial Officer Certification pursuant to 18
         U.S.C. Section 1350, as adopted pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002