Form 10-Q
period 2002-11-02
PEP BOYS MANNY MOE & JACK
filed 2002-12-17
CIK 77449

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended November 2, 2002

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


As of November 30, 2002 there were 51,562,429 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------
Index                                                         Page
-------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            November 2, 2002 and February 2, 2002               3

            Consolidated Statements of Earnings -
            Thirteen and Thirty-nine weeks ended
            November 2, 2002 and November 3, 2001               4

            Consolidated Statements of
            Cash Flows - Thirty-nine weeks ended
            November 2, 2002 and November 3, 2001               5

            Notes to Condensed Consolidated
            Financial Statements                             6-21

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                           22

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                    35

Item 4.   Controls and Procedures                              36


PART II - OTHER INFORMATION
---------------------------

    Item 1.    Legal Proceedings                               36

    Item 2.    Changes in Securities and Use of Proceeds       37

    Item 3.    Defaults Upon Senior Securities                 37

    Item 4.    Submission of Matters to a Vote of
               Security Holders                                37

    Item 5.    Other Information                               37

    Item 6.    Exhibits and Reports on Form 8-K                37



SIGNATURE PAGE                                                 38

CHIEF EXECUTIVE OFFICER CERTIFICATION                          39

CHIEF FINANCIAL OFFICER CERTIFICATION                          40

INDEX TO EXHIBITS                                              41

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Condensed Consolidated Financial Statements (Unaudited)

                              THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                            (dollar amounts in thousands, except per share amounts)

                                                                   Nov. 2, 2002        Feb. 2, 2002*
                                                                   ------------        ------------
                                                                    (Unaudited)
ASSETS
 Current Assets:
   Cash and cash equivalents...................................      $   26,928          $   15,981
   Accounts receivable, net....................................          18,889              18,052
   Merchandise inventories.....................................         528,445             519,473
   Prepaid expenses............................................          18,065              42,170
   Deferred income taxes.......................................          19,877              15,820
   Other.......................................................          36,649              52,308
   Assets held for disposal....................................           4,332              16,007
                                                                   ------------        ------------
      Total Current Assets.....................................         653,185             679,811

 Property and Equipment-at cost:
   Land........................................................         278,241             277,726
   Buildings and improvements..................................         932,359             922,065
   Furniture, fixtures and equipment...........................         595,698             583,918
   Construction in progress....................................          14,573              10,741
                                                                    -----------        ------------
                                                                      1,820,871           1,794,450
   Less accumulated depreciation and amortization..............         734,064             676,964
                                                                   ------------        ------------
      Total Property and Equipment.............................       1,086,807           1,117,486

 Other.........................................................          40,420              15,355
                                                                   ------------        ------------
Total Assets...................................................      $1,780,412          $1,812,652
                                                                   ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable............................................      $  193,573          $  216,085
   Accrued expenses............................................         228,941             241,273
   Current maturities of long-term debt and obligations
    under capital leases.......................................          99,685             124,615
                                                                   ------------        ------------
     Total Current Liabilities.................................         522,199             581,973

 Long-term debt and obligations under capital leases,
  less current maturities......................................         382,813             544,418
 Convertible long-term debt....................................         150,000                   -
 Deferred income taxes.........................................          66,432              64,027
 Deferred gain on sale leaseback...............................           4,389               4,444
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
    Authorized 500,000,000 shares; Issued 63,910,577 shares....          63,911              63,911
   Additional paid-in capital..................................         177,244             177,244
   Retained earnings...........................................         636,609             601,944
                                                                   ------------        ------------
                                                                        877,764             843,099

 Less cost of shares in treasury - 10,152,878 shares
     and 10,284,446 shares.....................................         163,921             166,045
 Less cost of shares in benefits trust - 2,195,270 shares......          59,264              59,264
                                                                   ------------        ------------
      Total Stockholders' Equity...............................         654,579             617,790
                                                                   ------------        ------------
Total Liabilities and Stockholders' Equity.....................      $1,780,412          $1,812,652
                                                                   ============        ============

 See notes to condensed consolidated financial statements.

*Taken from the audited financial statements at Feb. 2, 2002.


                                       THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF EARNINGS
                                    (dollar amounts in thousands, except per share amounts)
                                                         UNAUDITED

                                                               Thirteen weeks ended               Thirty-nine weeks ended
                                                         ---------------------------------   ---------------------------------
                                                          Nov. 2, 2002       Nov. 3, 2001     Nov. 2, 2002       Nov. 3, 2001
                                                         --------------     --------------   --------------     --------------
Merchandise Sales....................................      $  439,763         $  447,536       $1,371,381         $1,353,933
Service Revenue......................................         105,181            103,965          318,321            322,219
                                                         --------------     --------------   --------------     --------------
Total Revenues.......................................         544,944            551,501        1,689,702          1,676,152

Costs of Merchandise Sales...........................         304,063            316,551          954,815            959,342
Costs of Service Revenue.............................          77,839             78,998          238,334            240,823
                                                         --------------     --------------   --------------     --------------
Total Costs of Revenues..............................         381,902            395,549        1,193,149          1,200,165

Gross Profit from Merchandise Sales..................         135,700            130,985          416,566            394,591
Gross Profit from Service Revenue....................          27,342             24,967           79,987             81,396
                                                         --------------     --------------   --------------     --------------
Total Gross Profit...................................         163,042            155,952          496,553            475,987

Selling, General and Administrative Expenses.........         127,822            128,344          390,940            388,982
                                                         --------------     --------------   --------------     --------------
Operating Profit.....................................          35,220             27,608          105,613             87,005
Non-operating Income.................................             878              1,225            2,698              2,723
Interest Expense.....................................          11,296             11,881           35,497             39,087
                                                         --------------     --------------   --------------     --------------
Earnings Before Income Taxes.........................          24,802             16,952           72,814             50,641

Income Taxes.........................................           9,177              5,936           26,941             18,233
                                                         --------------     --------------   --------------     --------------
Net Earnings Before Extraordinary Items..............          15,625             11,016           45,873             32,408
Extraordinary Items, Net of Tax......................            (110)              (994)            (239)              (758)
                                                         --------------     --------------   --------------     --------------
Net Earnings.........................................          15,515             10,022           45,634             31,650

Retained Earnings, Beginning of Period...............         624,894            595,323          601,944            581,668
Cash Dividends.......................................           3,479              3,468           10,427             10,394
Effect of Stock Options..............................             204                 26              353                 74
Dividend Reinvestment Plan...........................             117                 98              189              1,097
                                                         --------------     --------------   --------------     --------------
Retained Earnings, End of Period.....................      $  636,609         $  601,753       $  636,609         $  601,753
                                                         ==============     ==============   ==============     ==============
Basic Earnings per Share:
  Before Extraordinary Items.........................      $      .30         $      .21       $      .89         $      .63
  Extraordinary Items, Net of Tax....................               -               (.02)               -               (.02)
                                                         --------------      -------------   --------------     --------------
Basic Earnings per Share.............................      $      .30         $      .19       $      .89         $      .61
                                                         ==============      =============   ==============     ==============
Diluted Earnings per Share:
  Before Extraordinary Items.........................      $      .28         $      .21       $      .84         $      .63
  Extraordinary Items, Net of Tax....................               -               (.02)               -               (.02)
                                                         --------------      -------------   --------------     --------------
Diluted Earnings per Share...........................      $      .28         $      .19       $      .84         $      .61
                                                         ==============      =============   ==============     ==============
Cash Dividends per Share.............................      $    .0675         $    .0675       $    .2025         $    .2025
                                                         ==============      =============   ==============     ==============

See notes to condensed consolidated financial statements.

                                THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (dollar amounts in thousands)
                                                    UNAUDITED
                                                                                   Thirty-nine weeks ended
                                                                            ----------------------------------
                                                                             Nov. 2, 2002        Nov. 3, 2001
                                                                            --------------      --------------
Cash Flows from Operating Activities:
     Net earnings....................................................           $  45,634           $  31,650
     Adjustments to Reconcile Net Earnings to Net Cash
       Provided by Operating Activities:
        Extraordinary items, net of tax..............................                 239                 758
        Depreciation and amortization................................              60,282              64,053
        Deferred income taxes........................................              (1,652)              8,406
        Accretion of bond discount...................................                   -               3,256
        Loss on assets held for disposal.............................               1,590               1,650
        Loss (Gain) from sale of assets..............................                 109              (1,670)
     Changes in operating assets and liabilities:
        Decrease in accounts receivable, prepaid expenses
           and other.................................................              37,920              18,436
       (Increase) Decrease in merchandise inventories................              (8,972)             12,947
       (Decrease) Increase in accounts payable.......................             (22,512)             41,555
        Decrease in accrued expenses.................................             (12,193)               (354)
                                                                            --------------      --------------
     Net Cash Provided by Operating Activities.......................             100,445             180,687


Cash Flows from Investing Activities:
     Capital expenditures............................................             (25,999)            (11,895)
     Proceeds from sales of assets...................................               6,317              26,021
                                                                            --------------      --------------
     Net Cash (Used in) Provided by Investing Activities.............             (19,682)             14,126

Cash Flows from Financing Activities:
     Net payments under line of credit agreements....................             (70,836)            (86,910)
     Repayment of life insurance policy loan.........................             (20,686)                  -
     Capital lease obligations.......................................                 824                   -
     Reduction of long-term debt.....................................            (116,523)            (10,646)
     Reduction of convertible debt...................................                   -            (160,243)
     Net proceeds from issuance of notes.............................             146,250              87,522
     Dividends paid..................................................             (10,427)            (10,394)
     Proceeds from exercise of stock options.........................                 578                  55
     Proceeds from dividend reinvestment plan........................               1,004               1,035
                                                                            --------------      --------------
     Net Cash Used in Financing Activities...........................             (69,816)           (179,581)
                                                                            --------------      --------------
Net Increase in Cash.................................................              10,947              15,232
Cash and Cash Equivalents at Beginning of Period.....................              15,981               7,995
                                                                            --------------      --------------
Cash and Cash Equivalents at End of Period...........................           $  26,928           $  23,227
                                                                            ==============      ==============

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheets as of November 2, 2002, the consolidated statements of earnings for the thirteen and thirty-nine week periods ended November 2, 2002 and November 3, 2001 and the consolidated statements of cash flows for the thirty-nine week periods ended November 2, 2002 and November 3, 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at November 2, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 2, 2002 annual report to shareholders. The results of operations for the thirteen and thirty-nine week periods ended November 2, 2002 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation.

NOTE 2. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, the inventory valuation difference would have been immaterial on both November 2, 2002 and February 2, 2002.

NOTE 3. Profit Enhancement Plan

In the third quarter of fiscal 2000, the Company comprehensively reviewed its field, distribution, and Store Support Center infrastructure and the performance of each of its stores. As a result, the Company implemented a number of changes that have improved its performance. These changes included the closure of 38 under-performing stores and two distribution centers and reductions in store operating hours and the Store Support Center infrastructure.

PLAN UPDATE

The Company is progressing towards the disposal of the 38 stores (11 owned and 27 leased), two distribution centers and two development parcels that were closed or abandoned in connection with the Profit Enhancement Plan. As of November 2, 2002, the Company had disposed of 20 of the closed stores, the two distribution centers and the two development parcels. In the second quarter 2002, the Company decided to lease rather than sell two of the closed stores due to changes in the real estate market. As a result, the Company reclassified these two owned properties as assets held for use. The Company estimates that the remaining closed stores (three owned and 13 leased) will be disposed of by the end of the second quarter of fiscal 2003.

ASSETS HELD FOR DISPOSAL

As of November 2, 2002, the assets held for disposal included the building and land of the three remaining closed stores owned by the Company, which have a carrying value of $4,332,000. The Company has sold eight of the 13 owned properties originally held for sale, which included the two development parcels. In the second quarter of fiscal 2002, the Company decided to lease rather than sell two of the closed stores due to changes in the real estate market. As a result, the Company reclassified these two owned properties as assets held for use at their estimated market values of $1,688,000 and $1,507,000. The market value of each such property was lower than cost adjusted for depreciation.

The Company is actively marketing the remaining three closed stores and will make adjustments to the property values in accordance with any changes in market values. The Company has extended the estimated length of time needed to
sell such properties due to changes in the real estate market.   One of these
properties, with a carrying value of $1,900,000, is expected to be disposed of by the end of the fourth quarter of fiscal 2002 and the remaining two properties, with a carrying value of $2,432,000, are expected to be disposed of by the end of the first quarter of fiscal 2003. The Company will continue to monitor the status for disposing its owned properties and make any necessary adjustments.

In the third quarter of fiscal 2002, the Company sold one closed store for $1,045,000, net of commission. During the quarter, the Company also adjusted the carrying value of certain assets held for disposal, which resulted in a net decrease of $230,000. The charges related to the assets held for disposal were recorded in costs of merchandise sales on the consolidated statement of earnings.

In the second quarter of fiscal 2002, the Company sold two properties for $3,281,000, net of commissions. The sale of the properties resulted in a loss of $48,000 due to higher than anticipated sales' costs. The charges related to the assets held for disposal were recorded in costs of merchandise sales on the consolidated statement of earnings.

In the first quarter of fiscal 2002, the Company sold two properties for $2,228,000, net of commissions. One of these properties, which sold for a loss of $641,000, was completed in a real estate transaction in which the Company was released from the lease obligations associated with two other properties, one of which was related to the Profit Enhancement Plan reserve. The other property sold resulted in a gain of $31,000. Additionally, the Company adjusted the carrying value of certain remaining assets held for disposal, which resulted in a net decrease of $702,000. The charges related to the assets held for disposal were recorded in costs of merchandise sales on the consolidated statement of earnings.

In the third quarter of fiscal 2001, the Company sold two properties for a loss of $782,000, which was recorded in costs of merchandise sales and selling, general and administrative expenses on the consolidated statement of earnings. The net proceeds from the sales of these properties totaled approximately $2,117,000. Additionally, the Company recorded a downward revision in the estimated values for certain properties of $436,000. This reduction was recorded in costs of merchandise sales on the consolidated statement of earnings.

In the second quarter of fiscal 2001, the Company sold one property for $1,986,000, net of commission. The sale resulted in a gain of $91,000, which was recorded in costs of merchandise sales on the consolidated statement of earnings.

In the first quarter of fiscal 2001, the carrying values for the buildings and land were reduced from their original estimated value of $21,680,000 by $400,000 due to a reduction in the estimated value for one property. The charge related to this reduction was recorded in costs of merchandise sales on the consolidated statement of earnings.

LEASE RESERVE

As of November 2, 2002, the Company was able to sublease eight and exit the lease of an additional six of the 27 closed stores. The Company expects four of the remaining 13 closed stores that are leased to be subleased or otherwise disposed of by the end of fiscal 2002 with the remaining nine closed stores to be sublet by the end of the second quarter of fiscal 2003.

In the third quarter of fiscal 2002, the Company increased the lease reserve by $764,000. This increase was due primarily to a decrease in the estimated sublease rates and an increase in the time that it is expected to take to sublease certain properties. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of earnings.

In the second quarter of fiscal 2002, the Company increased the lease reserve by $192,000. These changes were a result of a $689,000 increase due primarily to an increase in the time that it is expected to take to sublease certain properties offset, in part, by a $497,000 decrease due primarily to an increase in the sublease rates realized. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of earnings.

In the first quarter of fiscal 2002, the Company decreased the lease reserve by $333,000. These changes were a result of a $597,000 decrease due primarily to an increase in the estimated sublease rates. This decrease was offset, in part, by a $264,000 increase due primarily to an increase in the time that it is expected to take to sublease certain properties. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of earnings.

During the third quarter of fiscal 2001, the Company was able to sublease three properties and exit the lease of three other properties. The transactions resulted in a decrease in the previously recorded lease reserve due to better than estimated results. The lease reserve decreased during the third quarter of fiscal 2001 by $1,882,000. This change was due to a decrease of $2,184,000 resulting primarily from lower than estimated realized costs for exiting certain leases, higher realized sublease income on leased properties and lower realized commissions on the sublease of those properties. The decrease was offset, in part, by an increase in the lease reserve of $302,000 due primarily to an increase in the time it is expected to sublease certain properties. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of earnings.

The lease reserve increased during the second quarter of fiscal 2001 by $1,812,000. This increase was attributed to a $2,083,000 increase due primarily to a decrease in the estimated months of sublease income coupled with higher estimated lease costs as the Company attempted to exit leases for certain stores early. This increase was offset, in part, by a decrease in lease expense of $270,000 due primarily to an increase in certain estimated sublease rates. The effects of these adjustments were recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of earnings.

The lease reserve decreased during the first quarter of fiscal 2001 by $173,000. This reduction resulted primarily from a reduction in lease expense of $498,000 due to an increase in estimated sublease income resulting from an increase in the estimated sublease rates. This reduction was offset, in part, by a $325,000 decrease in expected sublease income due to an increase in the estimated time it may take to sublease certain properties. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of earnings.

ON-GOING EXPENSES

The on-going expense reserve represents exit activity costs which are not associated with or do not benefit the Company's continuing activities. These costs are necessary to maintain the remaining closed stores until sold, sublet or otherwise disposed. The on-going costs reserve includes general maintenance costs such as utilities, security, telephone, real estate taxes and personal property taxes that will be incurred until the properties are disposed. The reserve for on-going costs will diminish as sites are sold, sublet or otherwise disposed. These disposals are expected to be completed by the end of the second quarter of fiscal 2003.

In the third quarter of fiscal 2002, the Company decreased the on-going expense reserve by $48,000 due primarily to lower than anticipated maintenance costs on properties to be disposed offset, in part, by an increase in the length of time that it is expected to take to sublease, sell or otherwise dispose of the remaining properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses on the consolidated statement of earnings.

In the second quarter of fiscal 2002, the Company increased the on-going expense reserve by $272,000 due to an increase in the length of time that it is expected to take to sublease, sell or otherwise dispose of the remaining properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses on the consolidated statement of earnings.

In the first quarter of fiscal 2002, the Company increased the on-going expense reserve by $160,000 due to an increase in the length of time that it is expected to take to sublease, sell or otherwise dispose of the remaining properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses on the consolidated statement of earnings.

In the third quarter of fiscal 2001, the on-going expense reserve decreased slightly. This change was a result of a decrease in the reserve due to lower than estimated security costs, offset by an increase in the reserve due to an increase in the length of time that it is expected to take to sublease, sell, or otherwise vacate the remaining properties.

In the second quarter of fiscal 2001, the on-going reserve was decreased by approximately $579,000 due primarily to lower than anticipated utility costs to maintain the closed stores and lower personal property taxes. This decrease was offset, in part, by an approximate $375,000 increase in the reserve primarily due to an increase in the length of time that it is expected to take to sublease or sell certain remaining properties. These adjustments were recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses on the consolidated statement of earnings.

In the first quarter of fiscal 2001, the on-going reserve was increased by approximately $380,000, which was due primarily to an increase in the length of time that it is expected to take to sublease or sell certain properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses on the consolidated statement of earnings.


SEVERANCE RESERVE

In the second quarter of fiscal 2001, the Company reversed the remaining employee severance reserve of $17,000 due to a lower than estimated final payment. In the first quarter of fiscal 2001, the Company reversed the severance reserve by $52,000 because certain employees who originally expected to receive severance failed to qualify to receive payments. There were no adjustments made to this reserve in fiscal 2002.

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

The Company did not incur expenses of this nature in the third quarter of fiscal 2001.

The expenses of this nature incurred in the second quarter of fiscal 2001 totaling $166,000 were due primarily to the removal of the remaining equipment from the closed distribution centers. These expenses were primarily recorded in costs of merchandise sales on the consolidated statement of earnings as incurred.

The expenses of this nature incurred in the first quarter of fiscal 2001 totaling $512,000 were due primarily to the removal of inventory and equipment from the closed distribution centers. These expenses were primarily recorded in costs of merchandise sales on the consolidated statement of earnings as incurred.


PROFIT ENHANCEMENT PLAN EXPENSE SUMMARY

Below is a table summarizing expenses related to the Profit Enhancement Plan for the thirteen and thirty-nine weeks ended November 2, 2002 and November 3, 2001. The details and reasons for the changes to the charge are as described above in the respective reserve categories.


(dollar amounts
in thousands)          Thirteen      Thirteen       Thirty-Nine    Thirty-Nine
Income Statement       Weeks Ended   Weeks Ended    Weeks Ended    Weeks Ended
Classification         Nov. 2, 2002  Nov. 3, 2001   Nov. 2, 2002   Nov. 3, 2001
-------------------------------------------------------------------------------
Costs of
   Merchandise Sales    $   710        $ (109)       $ 2,280        $ 1,888

Costs of
   Service Revenue          235          (597)           303            100

Selling, General and
   Administrative             1           156             14            194
-------------------------------------------------------------------------------
Total Expenses          $   946        $ (550)       $ 2,597        $ 2,182
-------------------------------------------------------------------------------

At the end of the third quarter of fiscal 2000, the Company set up a reserve liability account, which is included in accrued liabilities on the consolidated balance sheet. This liability account tracks all accruals including remaining rent on leases net of sublease income, severance, and on-going expenses for the closed properties. The following chart reconciles the change in reserve from the fiscal year ended February 2, 2002 through November 2, 2002. All additions and adjustments were charged or credited to the appropriate line items on the consolidated statement of earnings.



(Amounts in                Lease       Fixed                 On-going
   thousands)              Expenses    Assets    Severance   Expenses     Total
-----------------------------------------------------------------------------------
Reserve balance at
   February 2, 2002       $ 3,150     $     -      $     -    $ 1,320     $ 4,470

Addition                      264       1,312            -        160       1,736

Utilization                  (742)     (1,312)           -       (140)     (2,194)

Adjustments                  (597)          -            -          -        (597)
-----------------------------------------------------------------------------------
Reserve Balance at
   May 4, 2002            $ 2,075     $     -      $     -    $ 1,340     $ 3,415
-----------------------------------------------------------------------------------
Addition                      689          48            -        272       1,009

Utilization                  (614)        (48)           -       (514)     (1,176)

Adjustments                  (497)          -            -          -        (497)
-----------------------------------------------------------------------------------
Reserve Balance at
   August 3, 2002         $ 1,653     $     -      $     -    $ 1,098     $ 2,751
-----------------------------------------------------------------------------------
Addition                      781         230            -        (48)        963

Utilization                  (772)       (230)           -       (438)     (1,440)

Adjustments                   (17)          -            -          -         (17)
-----------------------------------------------------------------------------------
Reserve Balance at
   November 2, 2002       $ 1,645     $     -      $     -    $   612     $ 2,257
-----------------------------------------------------------------------------------


                                11

NOTE 4.  Net Earnings Per Share

                                                                 Thirteen weeks ended                 Thirty-nine weeks ended
(in thousands, except per share data)                   -----------------------------------   ------------------------------------
                                                          Nov. 2, 2002        Nov. 3, 2001      Nov. 2, 2002         Nov. 3, 2001
                                                        ---------------     ---------------   ---------------      ---------------
(a)  Net earnings before extraordinary items..........         $ 15,625            $ 11,016          $ 45,873            $ 32,408

     Adjustment for interest on convertible senior
       notes, net of income tax effect................              977                  -              1,803                   -

----------------------------------------------------------------------------------------------------------------------------------
(b)  Adjusted net earnings before
       extraordinary items............................         $ 16,602            $ 11,016          $ 47,676            $ 32,408
----------------------------------------------------------------------------------------------------------------------------------

(c)  Average number of common shares outstanding
       during the period..............................           51,534              51,375            51,490              51,328

     Common shares assumed issued upon conversion of
       convertible senior notes.......................            6,697                   -             4,072                   -

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price........              853                 879             1,025                 523
----------------------------------------------------------------------------------------------------------------------------------
(d)  Average number of common shares assumed
       outstanding during the period..................           59,084              52,254            56,587              51,851
----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
     Before extraordinary items (a/c).................         $    .30            $    .21          $    .89            $    .63
     Extraordinary items, net of tax..................                -                (.02)                -                (.02)
----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                       $    .30            $    .19          $    .89            $    .61
----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:
     Before extraordinary items (b/d).................         $    .28            $    .21          $    .84            $    .63
     Extraordinary items, net of tax..................                -                (.02)                -                (.02)
----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                     $    .28            $    .19          $    .84            $    .61
----------------------------------------------------------------------------------------------------------------------------------

Adjustments for certain convertible securities were antidilutive during the thirteen and thirty-nine week periods ended November 3, 2001 and therefore excluded from the calculation. Options to purchase shares of common stock which were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the shares of common stock during the thirteen and thirty-nine week periods ended
November 2, 2002 and November 3, 2001 were as follows:

                                                                 Thirteen weeks ended                 Thirty-nine weeks ended
(in thousands)                                           -----------------------------------    -----------------------------------
                                                          Nov. 2, 2002         Nov. 3, 2001      Nov. 2, 2002         Nov. 3, 2001
                                                         --------------       --------------    --------------       --------------
Common shares associated with antidilutive stock
  options excluded from computation of diluted EPS .....         4,749                3,941             4,567                3,944
                                                         --------------       --------------    --------------       --------------


NOTE 5.  Debt and Financing Arrangements

On October 16, 2002, the Company retired $225,000 aggregate principal amount of Medium-Term Notes which were redeemed at the option of the holders.

On September 19, 2002, the Company retired $42,650,000 aggregate principal amount of Medium-Term Notes which were redeemed at the option of the holders. The after-tax extraordinary loss was $110,000.

In the second quarter of 2002, the Company reclassified the $75,000,000, 6.625% notes with a stated maturity date of May 15, 2003 to current liabilities on the consolidated balance sheet.

On July 16, 2002, the Company retired $49,915,000 aggregate principal amount of Medium-Term Notes which were redeemed at the option of the holders. The after-tax extraordinary loss was $129,000.

On May 21, 2002, the Company issued $150,000,000 aggregate principal amount of 4.25% Convertible Senior Notes due June 1, 2007. The notes are unsecured and jointly and severally guaranteed by the Company's wholly-owned direct and indirect operating subsidiaries, The Pep Boys Manny Moe & Jack of California, Pep Boys - Manny, Moe & Jack of Delaware, Inc. and Pep Boys - Manny, Moe & Jack of Puerto Rico, Inc. The notes may be converted into shares of Pep Boys common stock at any time prior to their maturity unless they have been previously repurchased or redeemed by the Company. The conversion rate is
44.6484 shares per each $1,000 principal amount of notes, equivalent to a conversion price of approximately $22.40 per share. Interest on the notes will be paid by the Company on June 1 and December 1 of each year, beginning December 1, 2002.



NOTE 6. Supplemental Guarantor Information - Convertible Senior Notes

On May 21, 2002, the Company issued $150,000,000 aggregate principal amount of 4.25% Convertible Senior Notes. The notes are jointly and severally guaranteed by the Company's wholly-owned direct and indirect operating subsidiaries ("subsidiary guarantors"), The Pep Boys Manny Moe & Jack of California, Pep Boys - Manny, Moe & Jack of Delaware, Inc. and Pep Boys - Manny, Moe & Jack of Puerto Rico, Inc.

The following are consolidating balance sheets of the Company as of November 2, 2002 and February 2, 2002 and the related consolidating statements of earnings for the thirteen and thirty-nine weeks ended November 2, 2002 and November 3, 2001 and the condensed consolidating statements of cash flows for the thirty-nine weeks ended November 2, 2002 and November 3, 2001:



CONSOLIDATING BALANCE SHEET
(Unaudited)

                                                                                       Non-
                                                                    Subsidiary      guarantor
November 2, 2002                                        Pep Boys    Guarantors    Subsidiaries     Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------
                                                                            (in thousands)

ASSETS
Current Assets:
  Cash and cash equivalents.......................   $    16,371   $    10,197    $       360    $          -   $    26,928
  Accounts receivable, net........................         7,465        11,424              -               -        18,889
  Merchandise inventories.........................       187,663       340,782              -               -       528,445
  Prepaid expenses................................        18,289         6,047          3,302          (9,573)       18,065
  Deferred income taxes...........................         9,566         2,359          7,952               -        19,877
  Other...........................................             2             -         36,647               -        36,649
  Assets held for disposal........................             -         4,332              -               -         4,332
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Assets.........................       239,356       375,141         48,261          (9,573)      653,185
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
 Land.............................................        92,540       185,701              -               -       278,241
 Buildings and improvements.......................       312,802       619,557              -               -       932,359
 Furniture, fixtures and equipment................       281,190       314,508              -               -       595,698
 Construction in progress.........................         9,805         4,768              -               -        14,573
                                                       ---------     ----------      --------        --------     ---------
                                                         696,337     1,124,534              -               -     1,820,871
 Less accumulated depreciation and amortization...       318,974       415,090              -               -       734,064
                                                       ---------     ----------      --------        --------    ----------
    Total Property and Equipment..................       377,363       709,444              -               -     1,086,807

Investment in subsidiaries........................     1,454,276             -      1,107,943      (2,562,219)            -

Intercompany receivables..........................             -       361,520        322,481        (684,001)            -

Other.............................................        35,480         4,940              -               -        40,420
-----------------------------------------------------------------------------------------------------------------------------
     Total Assets.................................   $ 2,106,475   $ 1,451,045    $ 1,478,685    $ (3,255,793)  $ 1,780,412
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................   $   193,564   $         9    $         -    $          -   $   193,573
  Accrued expenses................................        71,215        69,808         97,491          (9,573)      228,941
  Current maturities of long-term debt and
   obligations under capital leases...............        99,685             -              -               -        99,685
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities....................       364,464        69,817         97,491          (9,573)      522,199
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt and obligations under capital
 leases, less current maturities..................       382,809             4              -               -       382,813
Convertible long-term debt........................       150,000             -              -               -       150,000
Intercompany liabilities..........................       519,316       164,685              -        (684,001)            -
Deferred income taxes.............................        34,008        32,424              -               -        66,432
Deferred gain on sale leaseback...................         1,299         3,090              -               -         4,389
Stockholders' Equity:
  Common stock....................................        63,911         1,501            101          (1,602)       63,911
  Additional paid-in capital......................       177,244       240,359        200,398        (440,757)      177,244
  Retained earnings...............................       636,609       939,165      1,180,695      (2,119,860)      636,609

  Less:
  Cost of shares in treasury......................       163,921             -              -               -       163,921
  Cost of shares in benefits trust................        59,264             -              -               -        59,264
-----------------------------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity...................       654,579     1,181,025      1,381,194      (2,562,219)      654,579
-----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity...   $ 2,106,475   $ 1,451,045    $ 1,478,685    $ (3,255,793)  $ 1,780,412
-----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATING BALANCE SHEET

                                                                                       Non-
                                                                    Subsidiary      guarantor
February 2, 2002                                        Pep Boys    Guarantors    Subsidiaries     Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------
                                                                            (in thousands)

ASSETS
Current Assets:
  Cash and cash equivalents.......................   $     4,796   $    10,874    $       311    $          -   $    15,981
  Accounts receivable, net........................        17,124           928              -               -        18,052
  Merchandise inventories.........................       176,696       342,777              -               -       519,473
  Prepaid expenses................................        42,384       (15,815)        17,851          (2,250)       42,170
  Deferred income taxes...........................         8,395           483          6,942               -        15,820
  Other...........................................             3             -         67,305         (15,000)       52,308
  Assets held for disposal........................         2,755        13,252              -               -        16,007
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Assets.........................       252,153       352,499         92,409         (17,250)      679,811
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
 Land.............................................        92,661       185,065              -               -       277,726
 Buildings and improvements.......................       308,444       613,621              -               -       922,065
 Furniture, fixtures and equipment................       273,028       310,890              -               -       583,918
 Construction in progress.........................         5,380         5,361              -               -        10,741
                                                     -----------     ----------      --------        --------    -----------
                                                         679,513     1,114,937              -               -     1,794,450
 Less accumulated depreciation and amortization...       293,704       383,260              -               -       676,964
                                                     -----------     ----------      --------        --------    -----------
    Total Property and Equipment..................       385,809       731,677              -               -     1,117,486

Investment in subsidiaries........................     1,388,724             -      1,050,494      (2,439,218)            -

Intercompany receivables..........................             -       575,377        301,321        (876,698)            -

Other.............................................        13,355         2,000              -               -        15,355
-----------------------------------------------------------------------------------------------------------------------------
     Total Assets.................................   $ 2,040,041   $ 1,661,553    $ 1,444,224    $ (3,333,166)  $ 1,812,652
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................   $   216,076   $         9    $         -    $          -   $   216,085
  Accrued expenses................................        62,402        65,636        130,485         (17,250)      241,273
  Current maturities of long-term debt............       124,615             -              -               -       124,615
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities....................       403,093        65,645        130,485         (17,250)      581,973
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities...........       497,603        46,815              -               -       544,418
Intercompany liabilities..........................       488,067       388,631              -        (876,698)            -
Deferred income taxes.............................        32,172        31,855              -               -        64,027
Deferred gain on sale leaseback...................         1,316         3,128              -               -         4,444
Stockholders' Equity:
  Common stock....................................        63,911         1,501            101          (1,602)       63,911
  Additional paid-in capital......................       177,244       240,359        200,398        (440,757)      177,244
  Retained earnings...............................       601,944       883,619      1,113,240      (1,996,859)      601,944

  Less:
  Cost of shares in treasury......................       166,045             -              -               -       166,045
  Cost of shares in benefits trust................        59,264             -              -               -        59,264
-----------------------------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity...................       617,790     1,125,479      1,313,739      (2,439,218)  $   617,790
-----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity...   $ 2,040,041   $ 1,661,553   $  1,444,224    $ (3,333,166)  $ 1,812,652
-----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF EARNINGS
(Unaudited)

                                                                                       Non-
                                                                    Subsidiary      guarantor
Thirteen weeks ended Nov. 2, 2002                       Pep Boys    Guarantors    Subsidiaries     Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Merchandise Sales.............................       $   150,857   $   288,906    $         -    $          -   $   439,763
Service Revenue...............................            36,533        68,648              -               -       105,181
Other Revenue.................................                 -             -          6,730          (6,730)            -
                                                     ------------  ------------   ------------   -------------  -------------
Total Revenues................................           187,390       357,554          6,730          (6,730)      544,944

Costs of Merchandise Sales....................           105,936       198,127              -               -       304,063
Costs of Service Revenue......................            25,933        51,906              -               -        77,839
Costs of Other Revenue........................                 -             -          6,825          (6,825)            -
                                                     ------------  ------------   ------------   -------------  -------------
Total Costs of Revenues.......................           131,869       250,033          6,825          (6,825)      381,902

Gross Profit from Merchandise Sales...........            44,921        90,779              -               -       135,700
Gross Profit from Service Revenue.............            10,600        16,742              -               -        27,342
Gross Loss from Other Revenue.................                 -             -            (95)             95             -
                                                     ------------  ------------   ------------   -------------  -------------
Total Gross Profit (Loss).....................            55,521       107,521            (95)             95       163,042

Selling, General and Administrative Expenses..            44,977        82,670             80              95       127,822
                                                     ------------  ------------   ------------   -------------  -------------
Operating Profit (Loss).......................            10,544        24,851           (175)              -        35,220
Equity in Earnings of Subsidiaries............            22,693             -         19,526         (42,219)            -
Non-operating (Expense) Income................            (4,242)       12,398          5,174         (12,452)          878
Interest Expense..............................            17,521         6,227              -         (12,452)       11,296
                                                     ------------  ------------   ------------   -------------  -------------
Earnings Before Income Taxes..................            11,474        31,022         24,525         (42,219)       24,802

Income Tax (Benefit) Expense..................            (4,151)       11,478          1,850               -         9,177
                                                     ------------  ------------   ------------   -------------  -------------
Net Earnings Before Extraordinary Items.......            15,625        19,544         22,675         (42,219)       15,625
Extraordinary Items, Net of Tax...............              (110)            -              -               -          (110)
                                                     ------------  ------------   ------------   -------------  -------------
Net Earnings..................................       $    15,515   $    19,544    $    22,675    $    (42,219)  $    15,515
                                                     ============  ============   ============   =============  =============

CONSOLIDATING STATEMENT OF EARNINGS

                                                                                      Non-
                                                                    Subsidiary      guarantor
Thirteen weeks ended Nov. 3, 2001                       Pep Boys    Guarantors    Subsidiaries     Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Merchandise Sales.............................       $   154,016   $   293,520    $         -    $          -   $   447,536
Service Revenue...............................            36,674        67,291              -               -       103,965
Other Revenue.................................                 -             -          5,451          (5,451)            -
                                                     ------------  ------------   ------------   -------------  -------------
Total Revenues................................           190,690       360,811          5,451          (5,451)      551,501

Costs of Merchandise Sales....................           109,028       207,523              -               -       316,551
Costs of Service Revenue......................            27,785        51,213              -               -        78,998
Costs of Other Revenue........................                 -             -          6,040          (6,040)            -
                                                     ------------  ------------   ------------   -------------  -------------
Total Costs of Revenues.......................           136,813       258,736          6,040          (6,040)      395,549

Gross Profit from Merchandise Sales...........            44,988        85,997              -               -       130,985
Gross Profit from Service Revenue.............             8,889        16,078              -               -        24,967
Gross Loss from Other Revenue.................                 -             -           (589)            589             -
                                                     ------------  ------------   ------------   -------------  -------------
Total Gross Profit (Loss).....................            53,877       102,075           (589)            589       155,952

Selling, General and Administrative Expenses..            15,285       112,397             73             589       128,344
                                                     ------------  ------------   ------------   -------------  -------------
Operating Profit (Loss).......................            38,592       (10,322)          (662)              -        27,608
Equity in Earnings of Subsidiaries............            15,686             -         23,814         (39,500)            -
Non-operating (Expense) Income................            (3,701)       36,490          5,560         (37,124)        1,225
Interest Expense..............................            42,016         6,989              -         (37,124)       11,881
                                                     ------------  ------------   ------------   -------------  -------------
Earnings Before Income Taxes..................             8,561        19,179         28,712         (39,500)       16,952

Income Tax (Benefit) Expense..................            (2,455)        6,687          1,704               -         5,936
                                                     ------------  ------------   ------------   -------------  -------------
Net Earnings Before Extraordinary Items.......            11,016        12,492         27,008         (39,500)       11,016
Extraordinary Items, Net of Tax...............              (994)            -              -               -          (994)
                                                     ------------  ------------   ------------   -------------  -------------
Net Earnings..................................       $    10,022   $    12,492    $    27,008    $    (39,500)  $    10,022
                                                     ============  ============   ============   =============  =============

CONSOLIDATING STATEMENT OF EARNINGS
(Unaudited)

                                                                                      Non-
                                                                    Subsidiary      guarantor
Thirty-nine weeks ended Nov. 2, 2002                    Pep Boys    Guarantors    Subsidiaries     Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Merchandise Sales.............................       $   474,319   $  897,062     $         -    $          -   $ 1,371,381
Service Revenue...............................           111,404      206,917               -               -       318,321
Other Revenue.................................                 -            -          19,398         (19,398)            -
                                                     ------------  ------------   ------------   -------------  -------------
Total Revenues................................           585,723    1,103,979          19,398         (19,398)    1,689,702

Costs of Merchandise Sales....................           332,660      622,155               -               -       954,815
Costs of Service Revenue......................            81,161      157,173               -               -       238,334
Costs of Other Revenue........................                 -            -          19,012         (19,012)            -
                                                     ------------  ------------   ------------   -------------  -------------
Total Costs of Revenues.......................           413,821      779,328          19,012         (19,012)    1,193,149

Gross Profit from Merchandise Sales...........           141,659      274,907               -               -       416,566
Gross Profit from Service Revenue.............            30,243       49,744               -               -        79,987
Gross Profit from Other Revenue...............                 -            -             386            (386)            -
                                                     ------------  ------------   ------------   -------------  -------------
Total Gross Profit............................           171,902      324,651             386            (386)      496,553

Selling, General and Administrative Expenses..           137,634      253,461             231            (386)      390,940
                                                     ------------  ------------   ------------   -------------  -------------
Operating Profit..............................            34,268       71,190             155               -       105,613
Equity in Earnings of Subsidiaries............            65,552            -          57,449        (123,001)            -
Non-operating (Expense) Income................           (13,295)      36,499          15,728         (36,234)        2,698
Interest Expense..............................            52,210       19,521               -         (36,234)       35,497
                                                     ------------  ------------   ------------   -------------  -------------
Earnings Before Income Taxes..................            34,315       88,168          73,332        (123,001)       72,814

Income Tax (Benefit) Expense..................           (11,558)      32,622           5,877               -        26,941
                                                     ------------  ------------   ------------   -------------  -------------
Net Earnings Before Extraordinary Items.......            45,873       55,546          67,455        (123,001)       45,873
Extraordinary Items, Net of Tax...............              (239)           -               -               -          (239)
                                                     ------------  ------------   ------------   -------------  -------------
Net Earnings..................................       $    45,634   $   55,546     $    67,455    $   (123,001)  $    45,634
                                                     ============  ============   ============   =============  =============

CONSOLIDATING STATEMENT OF EARNINGS

                                                                                      Non-
                                                                    Subsidiary      guarantor
Thirty-nine weeks ended Nov. 3, 2001                    Pep Boys    Guarantors    Subsidiaries     Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Merchandise Sales.............................       $   465,745   $  888,188     $         -    $          -   $ 1,353,933
Service Revenue...............................           114,207      208,012               -               -       322,219
Other Revenue.................................                 -            -          16,893         (16,893)            -
                                                     ------------  ------------   ------------   -------------  -------------
Total Revenues................................           579,952    1,096,200          16,893         (16,893)    1,676,152

Costs of Merchandise Sales....................           333,655      625,687               -               -       959,342
Costs of Service Revenue......................            84,483      156,340               -               -       240,823
Costs of Other Revenue........................                 -            -          17,543         (17,543)            -
                                                     ------------  ------------   ------------   -------------  -------------
Total Costs of Revenues.......................           418,138      782,027          17,543         (17,543)    1,200,165

Gross Profit from Merchandise Sales...........           132,090      262,501               -               -       394,591
Gross Profit from Service Revenue.............            29,724       51,672               -               -        81,396
Gross Loss from Other Revenue.................                 -            -            (650)            650             -
                                                     ------------  ------------   ------------   -------------  -------------
Total Gross Profit (Loss).....................           161,814      314,173            (650)            650       475,987

Selling, General and Administrative Expenses..           134,308      253,804             220             650       388,982
                                                     ------------  ------------   ------------   -------------  -------------
Operating Profit (Loss).......................            27,506       60,369            (870)              -        87,005
Equity in Earnings of Subsidiaries............            71,009            -          68,785        (139,794)            -
Non-operating (Expense) Income................           (12,803)      58,461          17,576         (60,511)        2,723
Interest Expense..............................            75,323       24,275               -         (60,511)       39,087
                                                     ------------  ------------   ------------   -------------  -------------
Earnings Before Income Taxes..................            10,389       94,555          85,491        (139,794)       50,641

Income Tax (Benefit) Expense..................           (22,019)      34,238           6,014               -        18,233
                                                     ------------  ------------   ------------   -------------  -------------
Net Earnings Before Extraordinary Items.......            32,408       60,317          79,477        (139,794)       32,408
Extraordinary Items, Net of Tax...............              (758)           -               -               -          (758)
                                                     ------------  ------------   ------------   -------------  -------------
Net Earnings..................................       $    31,650   $   60,317     $    79,477    $   (139,794)  $    31,650
                                                     ============  ============   ============   =============  =============




CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)

                                                                                      Non-
                                                                    Subsidiary      guarantor
Thirty-nine weeks ended Nov. 2, 2002                    Pep Boys    Guarantors    Subsidiaries     Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Cash Flows from Operating Activities:
     Net Earnings...............................     $    45,634   $   55,546     $    67,455    $   (123,001)  $    45,634
     Adjustments to Reconcile Net
       Earnings to Net Cash Provided
       By Operating Activities:
        Non-cash operating activities...........         (38,746)      34,771         (58,458)        123,001        60,568
        Change in operating assets and
         liabilities............................           8,383      (26,352)         12,212               -        (5,757)

-----------------------------------------------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities       15,271       63,965          21,209               -       100,445
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
          Net Cash Used in
           Investing Activities.................         (14,718)      (4,964)              -               -       (19,682)

Cash Flows from Financing Activities:
          Net Cash Provided by (Used in)
           Financing Activities.................          11,022      (59,678)        (21,160)              -       (69,816)
-----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash.................          11,575         (677)             49               -        10,947
Cash and Cash Equivalents at Beginning of Period           4,796       10,874             311               -        15,981
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period......     $    16,371   $   10,197     $       360    $          -   $    26,928
-----------------------------------------------------------------------------------------------------------------------------


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS


                                                                                      Non-
                                                                    Subsidiary      guarantor
Thirty-nine weeks ended Nov. 3, 2001                    Pep Boys    Guarantors    Subsidiaries     Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Cash Flows from Operating Activities:
     Net Earnings...............................     $    31,650   $   60,317     $    79,477    $   (139,794)  $    31,650
     Adjustments to Reconcile Net
       Earnings to Net Cash Provided
       By Operating Activities:
        Non-cash operating activities...........         (35,472)      39,485         (67,354)        139,794        76,453
        Change in operating assets and
         liabilities............................          43,831       34,463          (5,710)              -        72,584

-----------------------------------------------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities       40,009      134,265           6,413               -       180,687
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
          Net Cash (Used in) Provided by
           Investing Activities.................            (292)      14,418               -               -        14,126

Cash Flows from Financing Activities:
          Net Cash Used in
           Financing Activities.................         (29,149)    (143,878)         (6,554)              -      (179,581)
-----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash.................          10,568        4,805            (141)              -        15,232
Cash and Cash Equivalents at Beginning of Period             482        7,038             475               -         7,995
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period......     $    11,050   $   11,843     $       334    $          -   $    23,227
-----------------------------------------------------------------------------------------------------------------------------

NOTE 7. New Accounting Standards

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." This pronouncement addresses the accounting issues pertaining to cash consideration received by a reseller from a vendor. This consensus should be applied in financial statements for periods beginning after December 15, 2002. The Company is in the process of analyzing the impact of the adoption of this consensus on its consolidated financial statements.

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect adopting this statement will have a material impact on its financial position or the results of operations.

In May 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." As a result of rescinding FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations." This statement also amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company will adopt the provisions of SFAS No. 145 during the first quarter of fiscal 2003. For the thirteen and thirty-nine week periods ended November 2, 2002, the Company recorded extraordinary losses on the extinguishment of debt, net of tax, of $110,000 and $239,000, respectively. Accordingly, reclassifications of these losses to earnings before extraordinary items will be made throughout fiscal 2003 to maintain comparability for the reported periods.

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

NOTE 8. Contingencies

On October 28, 2002, the United States District Court for the Eastern District of New York ordered a stipulation of dismissal with prejudice of all claims asserted by the plaintiffs against the Company in the action entitled "Coalition for a Level Playing Field, L.L.C., et al v. AutoZone, Inc., et al." After vigorously defending this action, the Company, in recognition of the costs and burdens of further litigation, agreed to a settlement of the action, although it continues to deny liability on all claims asserted therein. The payment to be made by the Company in connection with the settlement is not material to the Company's financial position or the results of its operations.

The Company's California subsidiary is a defendant in a consolidated action entitled "Dubrow et al vs. The Pep Boys - Manny Moe & Jack" that is pending in the California Superior Court in Orange County. Plaintiffs are former and current store management employees who claim that they were improperly classified as exempt from the overtime provisions of California law and seek to be compensated for all overtime hours worked. Plaintiffs filed a Motion to certify the case as a class action to represent all persons employed in California as salaried store managers, assistant store managers, service managers and assistant service managers since March 29, 1996. On October 25, 2002, plaintiffs' Motion to certify the case as a class action was granted.
The Company sought expedited relief from the Court of Appeals to vacate the class certification order, which was denied. On December 1, 2002 the Company appealed that denial by filing a Petition for Review and Request for Immediate Stay to the California Supreme Court. No trial date has been set for the underlying case. The Company intends to vigorously defend this action and believes that it is not material to the Company's financial position. An adverse outcome in this action, however, may have a material adverse effect on the Company's results of operations for the year in which a judgment, if any, is rendered.
                                21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES - November 2, 2002
--------------------------------------------------

The Company's cash requirements arise principally from the capital expenditures related to existing stores, offices and warehouses, the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. During the first nine months of 2002, the Company invested $25,999,000 in property and equipment. The Company's net inventory (net inventory includes the change in inventory less the change in accounts payable) increased $31,484,000. Working capital increased from $97,838,000 at February 2, 2002 to $130,986,000 at November 2, 2002. At November 2, 2002, the Company had stockholders' equity of $654,579,000 and long-term debt of $532,813,000. The Company's long-term debt was 45% of its total capitalization at November 2, 2002 and 47% at February 2, 2002. As of November 2, 2002, the Company had an available line of credit totaling $174,789,000.

The Company has opened two new Supercenters, completing its planned openings for the current fiscal year. Management estimates the costs of expected capital expenditures relating to the Company's existing stores, warehouses and offices for the remainder of fiscal 2002 will be approximately $17,000,000. The Company anticipates that its net cash provided by operating activities and its existing line of credit will exceed its principal cash requirements for capital expenditures and net inventory in fiscal 2002.

On October 16, 2002, the Company retired $225,000 aggregate principal amount of Medium-Term Notes which were redeemed at the option of the holders. The Company repurchased these notes with a portion of the proceeds from the sale of the 4.25% Senior Convertible Notes.

On September 19, 2002, the Company retired $42,650,000 aggregate principal amount of Medium-Term Notes which were redeemed at the option of the holders. The Company repurchased these notes with a portion of the proceeds from the sale of the 4.25% Senior Convertible Notes. The after-tax extraordinary loss was $110,000.

In the second quarter of 2002, the Company reclassified the $75,000,000, 6.625% notes with a stated maturity date of May 15, 2003 to current liabilities on the consolidated balance sheet. The Company anticipates being able to repurchase these notes with cash from operations and its existing line of credit.

On July 16, 2002, the Company retired $49,915,000 aggregate principal amount of Medium-Term Notes which were redeemed at the option of the holders. The Company repurchased these notes with a portion of the proceeds from the sale of the 4.25% Senior Convertible Notes. The after-tax extraordinary loss was $129,000.

On May 21, 2002, the Company issued $150,000,000 aggregate principal amount of 4.25% Convertible Senior Notes due June 1, 2007. The notes are unsecured and jointly and severally guaranteed by the Company's wholly-owned direct and indirect operating subsidiaries, The Pep Boys Manny Moe & Jack of California, Pep Boys - Manny, Moe & Jack of Delaware, Inc. and Pep Boys - Manny, Moe & Jack of Puerto Rico, Inc. The notes may be converted into shares of Pep Boys common stock at any time prior to their maturity unless they have been previously repurchased or redeemed by the Company. The conversion rate is
44.6484 shares per each $1,000 principal amount of notes, equivalent to a conversion price of approximately $22.40 per share. Interest on the notes will be paid by the Company on June 1 and December 1 of each year, beginning December 1, 2002. The proceeds from the sale of the notes are being used to retire debt.

PROFIT ENHANCEMENT PLAN
-----------------------

In the third quarter of fiscal 2000, the Company comprehensively reviewed its field, distribution, and Store Support Center infrastructure and the performance of each of its stores. As a result, the Company implemented a number of changes that have improved its performance. These changes included the closure of 38 under-performing stores and two distribution centers and reductions in store operating hours and the Store Support Center infrastructure.

PLAN UPDATE

The Company is progressing towards the disposal of the 38 stores (11 owned and 27 leased), two distribution centers and two development parcels that were closed or abandoned in connection with the Profit Enhancement Plan. As of November 2, 2002, the Company had disposed of 20 of the closed stores, the two distribution centers and the two development parcels. In the second quarter 2002, the Company decided to lease rather than sell two of the closed stores due to changes in the real estate market. As a result, the Company reclassified these two owned properties as assets held for use. The Company estimates that the remaining closed stores (three owned and 13 leased) will be disposed of by the end of the second quarter of fiscal 2003.

ASSETS HELD FOR DISPOSAL

As of November 2, 2002, the assets held for disposal included the building and land of the three remaining closed stores owned by the Company, which have a carrying value of $4,332,000. The Company has sold eight of the 13 owned properties originally held for sale, which included the two development parcels. In the second quarter of fiscal 2002, the Company decided to lease rather than sell two of the closed stores due to changes in the real estate market. As a result, the Company reclassified these two owned properties as assets held for use at their estimated market values of $1,688,000 and $1,507,000. The market value of each such property was lower than cost adjusted for depreciation.

The Company is actively marketing the remaining three closed stores and will make adjustments to the property values in accordance with any changes in market values. The Company has extended the estimated length of time needed to
sell such properties due to changes in the real estate market.   One of these
properties, with a carrying value of $1,900,000, is expected to be disposed of by the end of the fourth quarter of fiscal 2002 and the remaining two properties, with a carrying value of $2,432,000, are expected to be disposed of by the end of the first quarter of fiscal 2003. The Company will continue to monitor the status for disposing its owned properties and make any necessary adjustments.

In the third quarter of fiscal 2002, the Company sold one closed store for $1,045,000, net of commission. During the quarter, the Company also adjusted the carrying value of certain assets held for disposal, which resulted in a net decrease of $230,000. The charges related to the assets held for disposal were recorded in costs of merchandise sales on the consolidated statement of earnings.

In the second quarter of fiscal 2002, the Company sold two properties for $3,281,000, net of commissions. The sale of the properties resulted in a loss of $48,000 due to higher than anticipated sales' costs. The charges related to the assets held for disposal were recorded in costs of merchandise sales on the consolidated statement of earnings.

In the first quarter of fiscal 2002, the Company sold two properties for $2,228,000, net of commissions. One of these properties, which sold for a loss of $641,000, was completed in a real estate transaction in which the Company was released from the lease obligations associated with two other properties, one of which was related to the Profit Enhancement Plan reserve. The other property sold resulted in a gain of $31,000. Additionally, the Company adjusted the carrying value of certain remaining assets held for disposal, which resulted in a net decrease of $702,000. The charges related to the assets held for disposal were recorded in costs of merchandise sales on the consolidated statement of earnings.

In the third quarter of fiscal 2001, the Company sold two properties for a loss of $782,000, which was recorded in costs of merchandise sales and selling, general and administrative expenses on the consolidated statement of earnings. The net proceeds from the sales of these properties totaled approximately $2,117,000. Additionally, the Company recorded a downward revision in the estimated values for certain properties of $436,000. This reduction was recorded in costs of merchandise sales on the consolidated statement of earnings.

In the second quarter of fiscal 2001, the Company sold one property for $1,986,000, net of commission. The sale resulted in a gain of $91,000, which was recorded in costs of merchandise sales on the consolidated statement of earnings.

In the first quarter of fiscal 2001, the carrying values for the buildings and land were reduced from their original estimated value of $21,680,000 by $400,000 due to a reduction in the estimated value for one property. The charge related to this reduction was recorded in costs of merchandise sales on the consolidated statement of earnings.

LEASE RESERVE

As of November 2, 2002, the Company was able to sublease eight and exit the lease of an additional six of the 27 closed stores. The Company expects four of the remaining 13 closed stores that are leased to be subleased or otherwise disposed of by the end of fiscal 2002 with the remaining nine closed stores to be sublet by the end of the second quarter of fiscal 2003.

In the third quarter of fiscal 2002, the Company increased the lease reserve by $764,000. This increase was due primarily to a decrease in the estimated sublease rates and an increase in the time that it is expected to take to sublease certain properties. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of earnings.

In the second quarter of fiscal 2002, the Company increased the lease reserve by $192,000. These changes were a result of a $689,000 increase due primarily to an increase in the time that it is expected to take to sublease certain properties offset, in part, by a $497,000 decrease due primarily to an increase in the sublease rates realized. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of earnings.

In the first quarter of fiscal 2002, the Company decreased the lease reserve by $333,000. These changes were a result of a $597,000 decrease due primarily to an increase in the estimated sublease rates. This decrease was offset, in part, by a $264,000 increase due primarily to an increase in the time that it is expected to take to sublease certain properties. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of earnings.

During the third quarter of fiscal 2001, the Company was able to sublease three properties and exit the lease of three other properties. The transactions resulted in a decrease in the previously recorded lease reserve due to better than estimated results. The lease reserve decreased during the third quarter of fiscal 2001 by $1,882,000. This change was due to a decrease of $2,184,000 resulting primarily from lower than estimated realized costs for exiting certain leases, higher realized sublease income on leased properties and lower realized commissions on the sublease of those properties. The decrease was offset, in part, by an increase in the lease reserve of $302,000 due primarily to an increase in the time it is expected to sublease certain properties. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of earnings.

The lease reserve increased during the second quarter of fiscal 2001 by $1,812,000. This increase was attributed to a $2,083,000 increase due primarily to a decrease in the estimated months of sublease income coupled with higher estimated lease costs as the Company attempted to exit leases for certain stores early. This increase was offset, in part, by a decrease in lease expense of $270,000 due primarily to an increase in certain estimated sublease rates. The effects of these adjustments were recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of earnings.

The lease reserve decreased during the first quarter of fiscal 2001 by $173,000. This reduction resulted primarily from a reduction in lease expense of $498,000 due to an increase in estimated sublease income resulting from an increase in the estimated sublease rates. This reduction was offset, in part, by a $325,000 decrease in expected sublease income due to an increase in the estimated time it may take to sublease certain properties. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of earnings.

ON-GOING EXPENSES

The on-going expense reserve represents exit activity costs which are not associated with or do not benefit the Company's continuing activities. These costs are necessary to maintain the remaining closed stores until sold, sublet or otherwise disposed. The on-going costs reserve includes general maintenance costs such as utilities, security, telephone, real estate taxes and personal property taxes that will be incurred until the properties are disposed. The reserve for on-going costs will diminish as sites are sold, sublet or otherwise disposed. These disposals are expected to be completed by the end of the second quarter of fiscal 2003.

In the third quarter of fiscal 2002, the Company decreased the on-going expense reserve by $48,000 due primarily to lower than anticipated maintenance costs on properties to be disposed offset, in part, by an increase in the length of time that it is expected to take to sublease, sell or otherwise dispose of the remaining properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses on the consolidated statement of earnings.

In the second quarter of fiscal 2002, the Company increased the on-going expense reserve by $272,000 due to an increase in the length of time that it is expected to take to sublease, sell or otherwise dispose of the remaining properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses on the consolidated statement of earnings.

In the first quarter of fiscal 2002, the Company increased the on-going expense reserve by $160,000 due to an increase in the length of time that it is expected to take to sublease, sell or otherwise dispose of the remaining properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses on the consolidated statement of earnings.

In the third quarter of fiscal 2001, the on-going expense reserve decreased slightly. This change was a result of a decrease in the reserve due to lower than estimated security costs, offset by an increase in the reserve due to an increase in the length of time that it is expected to take to sublease, sell, or otherwise vacate the remaining properties.

In the second quarter of fiscal 2001, the on-going reserve was decreased by approximately $579,000 due primarily to lower than anticipated utility costs to maintain the closed stores and lower personal property taxes. This decrease was offset, in part, by an approximate $375,000 increase in the reserve primarily due to an increase in the length of time that it is expected to take to sublease or sell certain remaining properties. These adjustments were recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses on the consolidated statement of earnings.

In the first quarter of fiscal 2001, the on-going reserve was increased by approximately $380,000, which was due primarily to an increase in the length of time that it is expected to take to sublease or sell certain properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses on the consolidated statement of earnings.


SEVERANCE RESERVE

In the second quarter of fiscal 2001, the Company reversed the remaining employee severance reserve of $17,000 due to a lower than estimated final payment. In the first quarter of fiscal 2001, the Company reversed the severance reserve by $52,000 because certain employees who originally expected to receive severance failed to qualify to receive payments. There were no adjustments made to this reserve in fiscal 2002.

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

The Company did not incur expenses of this nature in the third quarter of fiscal 2001.

The expenses of this nature incurred in the second quarter of fiscal 2001 totaling $166,000 were due primarily to the removal of the remaining equipment from the closed distribution centers. These expenses were primarily recorded in costs of merchandise sales on the consolidated statement of earnings as incurred.

The expenses of this nature incurred in the first quarter of fiscal 2001 totaling $512,000 were due primarily to the removal of inventory and equipment from the closed distribution centers. These expenses were primarily recorded in costs of merchandise sales on the consolidated statement of earnings as incurred.

PROFIT ENHANCEMENT PLAN EXPENSE SUMMARY

Below is a table summarizing expenses related to the Profit Enhancement Plan for the thirteen and thirty-nine weeks ended November 2, 2002 and November 3, 2001. The details and reasons for the changes to the charge are as described above in the respective reserve categories.


(dollar amounts
in thousands)          Thirteen      Thirteen       Thirty-Nine    Thirty-Nine
Income Statement       Weeks Ended   Weeks Ended    Weeks Ended    Weeks Ended
Classification         Nov. 2, 2002  Nov. 3, 2001   Nov. 2, 2002   Nov. 3, 2001
-------------------------------------------------------------------------------
Costs of
   Merchandise Sales    $   710        $ (109)       $ 2,280        $ 1,888

Costs of
   Service Revenue          235          (597)           303            100

Selling, General and
   Administrative             1           156             14            194
-------------------------------------------------------------------------------
Total Expenses          $   946        $ (550)       $ 2,597        $ 2,182
-------------------------------------------------------------------------------

At the end of the third quarter of fiscal 2000, the Company set up a reserve liability account, which is included in accrued liabilities on the consolidated balance sheet. This liability account tracks all accruals including remaining rent on leases net of sublease income, severance, and on-going expenses for the closed properties. The following chart reconciles the change in reserve from the fiscal year ended February 2, 2002 through November 2, 2002. All additions and adjustments were charged or credited to the appropriate line items on the consolidated statement of earnings.


(Amounts in                Lease       Fixed                 On-going
   thousands)              Expenses    Assets    Severance   Expenses     Total
-----------------------------------------------------------------------------------
Reserve balance at
   February 2, 2002       $ 3,150      $    -      $     -    $ 1,320     $ 4,470

Addition                      264       1,312            -        160       1,736

Utilization                  (742)     (1,312)           -       (140)     (2,194)

Adjustments                  (597)          -            -          -        (597)
-----------------------------------------------------------------------------------
Reserve Balance at
   May 4, 2002            $ 2,075      $    -      $     -    $ 1,340     $ 3,415
-----------------------------------------------------------------------------------
Addition                      689          48            -        272       1,009

Utilization                  (614)        (48)           -       (514)     (1,176)

Adjustments                  (497)          -            -          -        (497)
-----------------------------------------------------------------------------------
Reserve Balance at
   August 3, 2002         $ 1,653      $    -      $     -    $ 1,098     $ 2,751
-----------------------------------------------------------------------------------
Addition                      781         230            -        (48)        963

Utilization                  (772)       (230)           -       (438)     (1,440)

Adjustments                   (17)          -            -          -         (17)
-----------------------------------------------------------------------------------
Reserve Balance at
   November 2, 2002       $ 1,645      $    -      $     -    $   612     $ 2,257
-----------------------------------------------------------------------------------




Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirteen weeks ended                                     Nov. 2, 2002        Nov. 3, 2001       Fiscal 2002 vs.
                                                         (Fiscal 2002)       (Fiscal 2001)        Fiscal 2001
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         80.7%               81.1%               (1.7)%
Service Revenue (1)...................................         19.3                18.9                 1.2
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                (1.2)

Costs of Merchandise Sales (2)........................         69.1 (3)            70.7 (3)            (4.0)
Costs of Service Revenue (2)..........................         74.0 (3)            76.0 (3)            (1.5)
                                                              ------              ------              ------
Total Costs of Revenues...............................         70.1                71.7                (3.5)

Gross Profit from Merchandise Sales...................         30.9 (3)            29.3 (3)             3.6
Gross Profit from Service Revenue.....................         26.0 (3)            24.0 (3)             9.5
                                                              ------              ------              ------
Total Gross Profit....................................         29.9                28.3                 4.6

Selling, General and Administrative Expenses..........         23.4                23.3                (0.4)
                                                              ------              ------              ------
Operating Profit......................................          6.5                 5.0                27.6

Non-operating Income..................................          0.2                 0.3               (28.3)
Interest Expense......................................          2.1                 2.2                (4.9)
                                                              ------              ------              ------
Earnings Before Income Taxes..........................          4.6                 3.1                46.3

Income Taxes..........................................         37.0 (4)            34.9 (4)            54.6
                                                              ------              ------              ------
Net Earnings Before Extraordinary Items...............          2.9                 2.0                41.8
Extraordinary Items, Net of Tax.......................            -                (0.2)              (88.9)
                                                              ------              ------              ------
Net Earnings..........................................          2.9                 1.8                54.8
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

Thirteen Weeks Ended November 2, 2002 vs. Thirteen Weeks Ended November 3, 2001
-------------------------------------------------------------------------------

Total revenues for the third quarter decreased 1.2%. This decrease was due primarily to a decrease in comparable store revenues of 1.3% (revenues generated by stores in operation during the same period), offset slightly by an increase in the number of stores in operation in 2002 versus 2001. Comparable store service revenue increased 1.0% while comparable merchandise sales decreased 1.9%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 30.9% in 2002 from 29.3% in 2001. This increase was due primarily to higher merchandise margins, as a percentage of merchandise sales offset, in part, by a charge related to the Profit Enhancement Plan of $710,000 in 2002 versus a reduction of $109,000 in 2001. The improved merchandise margins, as a percentage of merchandise sales, were a result of a combination of an improvement in the mix of sales, selectively higher retail pricing, lower product acquisition costs and improved inventory controls.

Gross profit from service revenue increased, as a percentage of service revenue, to 26.0% in 2002 from 24.0% in 2001. This increase was due primarily to a decrease in service payroll, as a percentage of service revenue.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 23.4% in 2002 from 23.3% in 2001. This increase was due primarily to $2,150,000 or 103% higher media expense offset, in part, by lower store expenses, as a percentage of total revenues. The increase in media expense was a result of the testing various new media plans. The decrease in store expense was due primarily to a decrease in store payroll expense, as a percentage of total revenues.

Net earnings increased, as a percentage of total revenues, due primarily to an increase in gross profit from merchandise sales, as a percentage of merchandise sales, an increase in gross profit from service revenue, as a percentage of service revenue offset, in part, by an increase in selling, general and administrative expenses, as a percentage of total revenues, and a net charge of $596,000 related to the Profit Enhancement Plan in 2002 versus a net reduction of $358,000 in 2001.

Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
------------------------------------------------------  ----------------------------------     -----------------
Thirty-nine weeks ended                                  Nov. 2, 2002        Nov. 3, 2001       Fiscal 2002 vs.
                                                         (Fiscal 2002)       (Fiscal 2001)        Fiscal 2001
------------------------------------------------------  --------------      --------------     -----------------
Merchandise Sales.....................................         81.2%               80.8%                1.3%
Service Revenue (1)...................................         18.8                19.2                (1.2)
                                                              ------              ------              ------
Total Revenues........................................        100.0               100.0                 0.8

Costs of Merchandise Sales (2)........................         69.6 (3)            70.9 (3)            (0.5)
Costs of Service Revenue (2)..........................         74.9 (3)            74.7 (3)            (1.0)
                                                              ------              ------              ------
Total Costs of Revenues...............................         70.6                71.6                (0.6)

Gross Profit from Merchandise Sales...................         30.4 (3)            29.1 (3)             5.6
Gross Profit from Service Revenue.....................         25.1 (3)            25.3 (3)            (1.8)
                                                              ------              ------              ------
Total Gross Profit....................................         29.4                28.4                 4.3

Selling, General and Administrative Expenses..........         23.1                23.2                 0.5
                                                              ------              ------              ------
Operating Profit......................................          6.3                 5.2                21.4

Non-operating Income..................................          0.1                 0.2                (0.9)
Interest Expense......................................          2.1                 2.3                (9.2)
                                                              ------              ------              ------
Earnings Before Income Taxes..........................          4.3                 3.1                43.8

Income Taxes..........................................         37.0 (4)            36.0 (4)            47.8
                                                              ------              ------              ------
Net Earnings Before Extraordinary Items...............          2.7                 1.9                41.6
Extraordinary Items, Net of Tax.......................            -                   -               (68.5)
                                                              ------              ------              ------
Net Earnings..........................................          2.7                 1.9                44.2
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

                                31

Thirty-nine Weeks Ended Nov. 2, 2002 vs. Thirty-nine Weeks Ended Nov. 3, 2001
-------------------------------------------------------------------------------

Total revenues for the first nine months increased 0.8%. This increase was due primarily to an increase in comparable store revenues of 0.7% (revenues generated by stores in operation during the same period) coupled with an increase in the number of stores in operation in 2002 versus 2001. Comparable store merchandise sales increased 1.2% while comparable store service revenue decreased 1.3%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 30.4% in 2002 from 29.1% in 2001. This increase was due primarily to higher merchandise margins and a decrease in warehousing costs, as a percentage of merchandise sales. The improved merchandise margins were a result of a combination of an improvement in the mix of sales, selectively higher retail pricing, lower product acquisition costs and improved inventory controls. The lower warehousing costs, as a percentage of merchandise sales, were due to continued improvements in efficiencies related to the supply chain.

Interest expense decreased $3,590,000 or 9.2% due primarily to lower debt levels coupled with lower average interest rates on the Company's borrowings.

Net earnings increased, as a percentage of total revenues, due primarily to an increase in gross profit from merchandise sales, as a percentage of merchandise sales, and a decrease in interest expense, offset slightly, by a net charge of $1,636,000 related to the Profit Enhancement Plan in 2002 versus a net charge of $1,396,000 in 2001.

NEW ACCOUNTING STANDARDS
------------------------

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." This pronouncement addresses the accounting issues pertaining to cash consideration received by a reseller from a vendor. This consensus should be applied in financial statements for periods beginning after December 15, 2002. The Company is in the process of analyzing the impact of the adoption of this consensus on its consolidated financial statements.

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect adopting this statement will have a material impact on its financial position or the results of operations.

In May 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." As a result of rescinding FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations." This statement also amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company will adopt the provisions of SFAS No. 145 during the first quarter of fiscal 2003. For the thirteen and thirty-nine week periods ended November 2, 2002, the Company recorded extraordinary losses on the extinguishment of debt, net of tax, of $110,000 and $239,000, respectively. Accordingly, reclassifications of these losses to earnings before extraordinary items will be made throughout fiscal 2003 to maintain comparability for the reported periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreements and Secured Credit Facility; changes in the lenders' prime rate or London Interbank Offered Rate (LIBOR) could affect the rates at which the Company could borrow funds thereunder. At November 2, 2002 the Company had $48,006,000 of outstanding borrowings under these credit facilities. There have been no material changes to the "-Quantitative and Qualitative Disclosures About Market Risk" as reported in the Company's Form 10-K for the fiscal year ended February 2, 2002, which disclosures are hereby incorporated by reference.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under Securities and Exchange Commission (SEC) rules, the Company is required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. The Company's management, including the chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective as of the evaluation date.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings

          On October 28, 2002, the United States District Court for the Eastern District of New York ordered a stipulation of dismissal with prejudice of all claims asserted by the plaintiffs against the Company in the action entitled "Coalition for a Level Playing Field, L.L.C., et al v. AutoZone, Inc., et al." After vigorously defending this action, the Company, in recognition of the costs and burdens of further litigation, agreed to a settlement of the action, although it continues to deny liability on all claims asserted therein. The payment to be made by the Company in connection with the settlement is not material to the Company's financial position or the results of its operations.

          The Company's California subsidiary is a defendant in a consolidated action entitled "Dubrow et al vs. The Pep Boys - Manny Moe & Jack" that is pending in the California Superior Court in Orange County. Plaintiffs are former and current store management employees who claim that they were improperly classified as exempt from the overtime provisions of California law and seek to be compensated for all overtime hours worked. Plaintiffs filed a Motion to certify the case as a class action to represent all persons employed in California as salaried store managers, assistant store managers, service managers and assistant service managers since March 29, 1996. On October 25, 2002, plaintiffs' Motion to certify the case as a class action was granted. The Company sought expedited relief from the Court of Appeals to vacate the class certification order, which was denied. On December 1, 2002 the Company appealed that denial by filing a Petition for Review and Request for Immediate Stay to the California Supreme Court. No trial date has been set for the underlying case. The Company intends to vigorously defend this action and believes that it is not material to the Company's financial position. An adverse outcome in this action, however, may have a material adverse effect on the Company's results of operations for the year in which a judgment, if any, is rendered.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits

                 (4.1)    Indenture, dated May 21, 2002, by and among The
                          Pep Boys - Manny, Moe & Jack, as Issuer, The Pep
                          Boys Manny Moe & Jack of California, Pep Boys - Manny, Moe & Jack of Delaware, Inc. and Pep Boys - Manny, Moe & jack of Puerto Rico, Inc. as Guarantors, and Wachovia Bank, National Association, as
                          Trustee - Incorporated by reference from the Registration Statement on Form S-3
                          (File No. 333-98255).

                 (10.1)* Amendment and restatement as of September 3, 2002 to the Pep Boys Savings Plan

                 (10.2) Amendment and restatement as of September 3, 2002 to the Pep Boys Savings Plan - Puerto Rico

                 (10.3)* Amendment Number One to The Pep Boys - Manny, Moe & Jack 1999 Stock Incentive Plan

                 (10.4) Amendment No. 3 to Loan and Security Agreement dated September 22, 2002 between the Company and Congress Financial Corporation

                 (99.1) Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 (99.2) Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                 *  Management contract or compensatory plan or arrangement.


           (b) Reports on Form 8-K.

               The Company filed an 8-K on August 14, 2002 disclosing the Company's submission of the Statements Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings to the Securities and Exchange Commission (SEC), in accordance with the SEC's June 27, 2002 order. Exhibits containing both Statements were attached.

               The Company filed an 8-K on August 16, 2002 disclosing the Company reissued its consolidated financial statements to add "Note 12-Supplemental Guarantor Information-Convertible Senior Notes" in accordance with the Company's issue of $150,000,000, 4.25% Convertible Senior Notes due June 1, 2007. Exhibits containing the consent of the Company's independent auditors and its consolidated balance sheets as of February 2, 2002 and February 3, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 2, 2002 and notes thereto were attached.

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

Date:   December 17, 2002                By: /s/ George Babich, Jr.
      --------------------               --------------------------

                                           George Babich, Jr.
                                           President &
                                           Chief Financial Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION
-------------------------------------

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  December 17, 2002                            /s/ Mitchell G. Leibovitz
     --------------------                           -------------------------

                                                    Mitchell G. Leibovitz
                                                    Chairman of the Board and
                                                    Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION
-------------------------------------

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  December 17, 2002                              /s/ George Babich, Jr.
     --------------------                            -----------------------

                                                     George Babich, Jr.
                                                     President and Chief
                                                     Financial Officer

INDEX TO EXHIBITS
-----------------




(10.1) Amendment and restatement as of September 3, 2002 to the Pep Boys Savings Plan

(10.2) Amendment and restatement as of September 3, 2002 to the Pep Boys Savings Plan - Puerto Rico

(10.3)   Amendment Number One to The Pep Boys - Manny, Moe &
         Jack 1999 Stock Incentive Plan

(10.4)   Amendment No. 3 to Loan and Security Agreement dated
         September 22, 2002 between the Company and Congress
         Financial Corporation

(99.1)   Chief Executive Officer Certification pursuant to 18
         U.S.C. Section 1350, as adopted pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002

(99.2)   Chief Financial Officer Certification pursuant to 18
         U.S.C. Section 1350, as adopted pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002