Form 10-K
PEP BOYS MANNY MOE & JACK
filed 2003-05-02
CIK 77449

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-K


(Mark One)

(x) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended February 1, 2003

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

                                  Yes  X       No
                                     -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                  Yes  X       No
                                     -----      -----


As of the close of business on April 5, 2003, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $386,587,362.

As of April 5, 2003, there were 53,844,848 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III Portions of the registrant's definitive proxy statement, which will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year, for the Company's Annual Meeting of Shareholders presently scheduled to be held on May 28, 2003.

This Annual Report on Form 10-K for the year ended February 1, 2003 at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities on or after the date of such filing, pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

                                     PART I

ITEM 1  BUSINESS

GENERAL

The Pep Boys - Manny, Moe & Jack and subsidiaries (the "Company") is a leading automotive retail and service chain. The Company operates in one industry, the automotive aftermarket. The Company is engaged principally in the sale of automotive parts, tires and accessories and the provision of automotive maintenance and service including the installation of parts, tires and accessories. The Company's primary operating unit is its SUPERCENTER format. As of February 1, 2003, the Company operated 629 stores consisting of 616 SUPERCENTERS and one SERVICE & TIRE CENTER, having an aggregate of 6,527 service bays, as well as 12 non-service/non-tire format PEP BOYS EXPRESS stores. The Company operates approximately 12,867,000 gross square feet of retail space, including service bays. The SUPERCENTERS average approximately 20,700 square feet and the 12 PEP BOYS EXPRESS stores average approximately 9,600 square feet. The Company believes that its unique SUPERCENTER format offers the broadest capabilities in the industry and positions the Company to gain market share and increase its profitability by serving "do-it-yourself" (retail) and "do-it-for-me" (service labor, installed merchandise/commercial and tires) customers with the highest quality merchandise and service offerings.

As of February 1, 2003 the Company operated its stores in 36 states and Puerto Rico. The following table indicates by state the number of stores of the Company in operation at the end of fiscal 1999, 2000, 2001 and 2002 and the number of stores opened and closed by the Company during each of the last three fiscal years:


                                     NUMBER OF STORES AT END OF FISCAL YEARS 1999 THROUGH 2002

                                  1999                           2000                          2001                           2002
                                  Year                           Year                          Year                           Year
State                              End       Opened     Closed    End       Opened   Closed     End      Opened    Closed      End
------                             ---       ------     ------    ---       ------   ------     ---      ------    ------      ---

Alabama                              1            -         -       1           -         -       1           -         -        1
Arizona                             23            -         -      23           -         -      23           -         -       23
Arkansas                             1            -         -       1           -         -       1           -         -        1
California                         136            -         1     135           -         -     135           -         1      134
Colorado                             8            -         -       8           -         -       8           -         -        8
Connecticut                          9            -         1       8           -         -       8           -         -        8
Delaware                             6            -         -       6           -         -       6           -         -        6
Florida                             48            -         1      47           -         -      47           -         -       47
Georgia                             26            -         -      26           -         -      26           -         -       26
Illinois                            25            -         1      24           -         -      24           -         -       24
Indiana                             13            -         4       9           -         -       9           -         -        9
Kansas                               2            -         -       2           -         -       2           -         -        2
Kentucky                             4            -         -       4           -         -       4           -         -        4
Louisiana                           12            -         2      10           -         -      10           -         -       10
Maine                                1            -         -       1           -         -       1           -         -        1
Maryland                            19            -         -      19           -         -      19           -         -       19
Massachusetts                       10            -         2       8           -         -       8           -         -        8
Michigan                            17            -        10       7           -         -       7           -         -        7
Minnesota                            3            -         -       3           -         -       3           -         -        3
Missouri                             1            -         -       1           -         -       1           -         -        1
Nevada                              12            -         -      12           -         -      12           -         -       12
New Hampshire                        4            -         -       4           -         -       4           -         -        4
New Jersey                          28            -         -      28           -         -      28           1         -       29
New Mexico                           8            1         1       8           -         -       8           -         -        8
New York                            33            1         5      29           1         -      30           1         -       31
North Carolina                      11            -         -      11           -         -      11           -         -       11
Ohio                                15            -         2      13           -         -      13           -         -       13
Oklahoma                             6            -         -       6           -         -       6           -         -        6
Oregon                               3            -         3       -           -         -       -           -         -        -
Pennsylvania                        46            -         -      46           -         1      45           -         -       45
Puerto Rico                         25            2         -      27           -         -      27           -         -       27
Rhode Island                         3            -         -       3           -         -       3           -         -        3
South Carolina                       6            -         -       6           -         -       6           -         -        6
Tennessee                            7            -         -       7           -         -       7           -         -        7
Texas                               61            -         1      60           -         -      60           -         -       60
Utah                                 6            -         -       6           -         -       6           -         -        6
Virginia                            17            -         -      17           -         -      17           -         -       17
Washington                           6            1         5       2           -         -       2           -         -        2
                                  ----          ---        --     ---        ----        --    ----        ----        --     ----

Total                              662            5        39     628           1         1     628           2         1      629

                                   ===           ==        ==     ===          ==        ==     ===          ==       ===      ===


DEVELOPMENT

The Company's primary focus in fiscal 2002 was improving the performance of its existing stores. Accordingly, during fiscal 2002, the Company only opened 2 SUPERCENTERS and closed 1 SUPERCENTER.

In fiscal 2003, the Company does not plan to open new stores and will continue to focus much of its energy on improving the performance of its existing stores. The Company anticipates spending approximately $36,400,000 in connection with maintaining and improving its stores and expects funding to come from net cash generated by operating activities.

PRODUCTS AND SERVICES

Each Pep Boys SUPERCENTER and PEP BOYS EXPRESS store carries a similar product line, with variations based on the number and type of cars registered in the markets where the store is located. A full complement of inventory at a typical SUPERCENTER includes an average of approximately 24,000 items (approximately 23,000 items at a PEP BOYS EXPRESS store). The Company's automotive product line includes: tires (not stocked at PEP BOYS EXPRESS stores); batteries; new and remanufactured parts for domestic and import vehicles; chemicals and maintenance items; car, truck, van and SUV accessories; and mobile electronics.

In addition to offering a wide variety of high quality, name brand products, the Company sells an array of high quality products under various private label names. The Company sells tires under the names CORNELL (R) and FUTURA (R); and batteries under the name PROSTART (R). The Company also sells wheel covers under the name FUTURA (R); water pumps and cooling system parts under the name PROCOOL (R); air filters, anti-freeze, chemicals, cv axles, lubricants, oil, oil filters, oil treatments, transmission fluids, alloy wheels and wiper blades under the name PROLINE (R); shock absorbers under the name PRO RYDER (R); alternators, battery booster packs, and starters under the name PROSTART (R); power steering hoses and power steering pumps under the name PROSTEER (tm); brakes under the name PROSTOP (R); temperature gauges under the name
PROTEMP (R); and paints under the name VARSITY (R). All products sold by the Company under various private label names accounted for approximately 33% of the Company's merchandise sales in fiscal 2002 and approximately 34% in fiscal 2001 and 36% in fiscal 2000. Revenues from the sale of tires accounted for 16.0% of the Company's total revenues in fiscal 2002 and approximately 17.0% in fiscal years 2001 and 2000. No other class of products accounted for as much as 10% of the Company's total revenues.

The Company has service bays in 617 of its 629 locations. Each service department performs virtually every type of automotive service (except body work) ranging from complete engine diagnostics and repair to computerized wheel alignment and balancing to tire, battery and accessory installation for both domestic and import vehicles. Revenues from maintaining or repairing automobiles and installing products, accounted for approximately 19.1%, 19.2% and 19.1% of the Company's total revenues in fiscal 2002, 2001 and 2000, respectively.

The Company's commercial automotive parts delivery program, branded PEP EXPRESS PARTS (PEP) (R), is designed to increase the Company's market share with the professional installer and to leverage its inventory investment. The program satisfies the installed merchandise customer by taking advantage of the breadth and quality of the Company's parts inventory as well as its experience supplying its own service bays and mechanics. As of February 1, 2003, 495, or approximately 79%, of the Company's stores provide commercial parts delivery.

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

The Company uses various forms of advertising to promote its category-dominant product offering, its state-of-the-art automotive service and repair capabilities and its commitment to customer service and satisfaction. The Company's advertising vehicles include, but are not limited to, television and radio commercials, newspaper inserts and advertisements, and various in-store promotions. All or most of the gross cost of the advertising directed by the Company is customarily borne by the suppliers of the products advertised.

In fiscal 2002, approximately 49% of the Company's total revenues were cash transactions (including personal checks), and the remainder were credit and debit card transactions and commercial credit accounts.

The Company does not experience significant seasonal fluctuation in the generation of its revenues.

STORE OPERATIONS AND MANAGEMENT

All Pep Boys stores are open seven days a week. Each SUPERCENTER generally has a manager, a service manager and one or more assistant managers. Each PEP BOYS EXPRESS store has a manager and one or more assistant managers. Stores with the PEP EXPRESS PARTS program have a commercial sales manager in addition to the management previously mentioned. A store manager's average length of service with the Company is approximately seven years.

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

SUPPLIERS

During fiscal 2002, the Company's ten largest suppliers accounted for approximately 48% of the merchandise purchased by the Company. No single supplier accounted for more than 21% of the Company's purchases. The Company has no long-term contracts under which the Company is required to purchase merchandise. Management believes that the relationships the Company has established with its suppliers are generally good.

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

The Company believes that its warranty policies in connection with the higher priced items it sells, such as tires, batteries, brake linings and other major automotive parts and accessories, are comparable or superior to those of its competitors.

REGULATION

The Company is subject to federal, state and local provisions relating to the protection of the environment, including provisions with respect to the disposal of oil at its store locations. Estimated capital expenditures relating to compliance with such environmental provisions are not deemed material.

EMPLOYEES

At February 1, 2003, the Company employed 21,705 persons as follows:

                                                   Full-time                        Part-time                          Total
Description                                  Numbers         %                Numbers         %                Numbers         %
                                             -------        ----              -------        ----              -------        ----
Store Sales                                    6,464        44.3                5,173        72.6               11,637        53.6
Store Service                                  6,149        42.1                1,821        25.6                7,970        36.7
                                             -------       -----                -----       -----              -------       -----

STORE TOTAL                                   12,613        86.4                6,994        98.2               19,607        90.3

Warehouses                                       764         5.3                  106         1.5                  870         4.0
Offices                                        1,205         8.3                   23          .3                1,228         5.7
                                             -------      ------              -------     -------              -------      ------

TOTAL EMPLOYEES                               14,582       100.0                7,123       100.0               21,705       100.0
                                              ======       =====                =====       =====               ======       =====

The Company had no union employees as of February 1, 2003. At the end of fiscal 2001, the Company employed 16,049 full-time and 6,152 part-time employees and at the end of fiscal 2000, the Company employed 17,082 full-time and 6,054 part-time employees.

RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company)
contain statements that are forward-looking.   Such statements may relate to
trends in the automotive aftermarket, competition, business development activities, future capital expenditures, financing sources and availability, and the effects of regulation. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The Company's actual results may differ materially from the results discussed in the forward-looking statements due to factors beyond the control of the Company, including the strength of the national and regional economies and retail and commercial consumers' ability to spend, the health of the various sectors of the automotive aftermarket, the weather in geographical regions with a high concentration of the Company's stores, competitive pricing, location and number of competitors' stores and product and labor costs. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. The Company refers to itself as "we" or "our" in the following risk factors.

Risks Related to Pep Boys

If we are unable to generate sufficient cash flows from our operations, our liquidity will suffer and we may be unable to satisfy our obligations.

   We require significant capital to fund our business. While we believe we have the ability to sufficiently fund our planned operations and capital expenditures for fiscal 2003, circumstances could arise that would materially affect our liquidity. For example, cash flows from our operations could be affected by changes in consumer spending habits or the failure to maintain favorable vendor payment terms or our inability to successfully implement sales growth initiatives. We may be unsuccessful in securing alternative financing when needed, on terms that we consider acceptable, or at all.

   In September 2000, we entered into a $143.0 million real estate operating lease facility with leased property trusts established through an unconsolidated special purpose entity. As of February 1, 2003, the outstanding balance under the real estate operating lease facility was $132.0 million, which is off balance sheet, in accordance with generally accepted accounting principles. Recent changes in accounting standards for special purpose entities (now referred to as variable interest entities) will result in the consolidation of this entity with us, effective on August 3, 2003, unless we are able to refinance this lease facility in such a way that we will continue to account for this facility as off balance sheet in accordance with the new accounting guidance of FASB Interpretation 46, "Consolidation of Variable Interest Entities."

We depend on our relationships with our vendors and a disruption of these relationships or of our vendors' operations could have a material adverse effect on our business and results of operations.

   Our business depends on developing and maintaining productive relationships with our vendors. Many factors outside our control may harm these relationships. For example, financial difficulties that some of our vendors may face may increase the cost of the products we purchase from them. In addition, our failure to promptly pay, or order sufficient quantities of inventory from, our vendors may increase the cost of products we purchase or may lead to vendors refusing to sell products to us at all. The recent trend towards consolidation among automotive parts suppliers may also disrupt our relationship with some vendors. To enhance our supply of top-quality, competitively-priced tires and batteries, we have selected a primary vendor who supplies over 90% of our needs in each of these two product categories. While each of these vendors is contractually obligated to satisfy all of our product needs in the respective categories and we maintain contingency plans to minimize the impact of a supply chain disruption from these vendors, there can be no assurance that these relationships can be maintained without disruption. A disruption of our vendor relationships or a disruption in our vendors' operations could have a material adverse effect on our business and results of operations.

We depend on our senior management team and our other personnel, and we face substantial competition for qualified personnel.

   Our success depends on the efforts of our senior management team. No assurance can be given that the loss of one or more of our executive officers would not have an adverse impact on us.

   Our continued success will also be dependent upon our ability to retain existing, and attract additional, qualified field personnel to meet our needs. We face substantial competition, both from within and outside of the automotive aftermarket to retain and attract qualified personnel. In addition, we believe that the number of qualified automotive service technicians in the industry is insufficient to meet demand.

We are subject to environmental laws and may be subject to environmental liabilities that could have a material adverse effect on us in the future.

   We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing the handling, storage and disposal of hazardous substances contained in the products we sell and use in our service bays, the recycling of batteries, tires and used lubricants, and the ownership and operation of real property. As a result of investigations undertaken in connection with a number of our store acquisitions and financings, we are aware that soil or groundwater may be contaminated at some of our properties. There can be no assurance that compliance with environmental laws and regulations will not have a material adverse effect on us in the future.

Over the year we intend to install a new point-of-sale information system, and if the systems integration is not completed on schedule, within budget, or at all, we may be at a competitive disadvantage relative to our competitors.

   We are currently developing and intend, over the next year, to introduce a fully integrated web-enabled system in all of our stores that we expect will improve our stores' operating efficiency and product sourcing. With our outside vendors, we are currently developing the software and designing the hardware architecture to implement this system and expect to begin a store by store roll-out by the end of 2003. There can be no assurance that the development and introduction of our new store system will be completed on schedule, within budget, or at all. In addition to increased demand on capital which would be caused by difficulties in the development and introduction of our new store system, delays in its introduction could lead to a competitive disadvantage relative to our competitors.

Risks Related to Our Industry

Our industry is highly competitive, and price competition in some categories of the automotive aftermarket or a loss of trust in our participation in the "do-it-for-me" market, could cause a material decline in our revenues and earnings.

   The automotive aftermarket retail and service industry is highly competitive and subjects us to a wide variety of competitors. We compete primarily with the following types of businesses in each category of the automotive aftermarket:

   Do-It-Yourself

   Retail

   * automotive parts and accessories stores
   * automobile dealers that supply manufacturer replacement parts and accessories
   * mass merchandisers and wholesale clubs that sell automotive products



   Do-It-For-Me

   Service Labor

   * regional and local full service automotive repair shops
   * automobile dealers that provide repair and maintenance services
   * national and regional (including franchised) tire retailers that provide additional automotive repair and maintenance services
   * national and regional (including franchised) specialized automotive (such as exhaust, brake and transmission) repair facilities that provide additional automotive repair and maintenance services

   Installed Merchandise/Commercial

   * mass merchandisers, wholesalers and jobbers (some of which are associated with national parts distributors or associations)

   Tire Sales

   * national and regional (including franchised) tire retailers
   * mass merchandisers and wholesale clubs that sell tires

   A number of our competitors have more financial resources, are more geographically diverse or have better name recognition than us, which might place us at a competitive disadvantage to those competitors. Because we seek to offer competitive prices, if our competitors reduce their prices we may be forced to reduce our prices, which could cause a material decline in our revenues and earnings and hinder our ability to service our debt.

   With respect to the service labor category, the majority of consumers are unfamiliar with their vehicle's mechanical operation and, as a result, often select a service provider based on trust. Potential occurrences of negative publicity associated with the Pep Boys brand, the products we sell or installation or repairs performed in our service bays, whether or not factually accurate, could cause consumers to lose confidence in our products and services in the short or long term, and cause them to choose our competitors for their automotive service needs.

Vehicle miles driven may decrease, resulting in a decline of our revenues and negatively affecting our results of operations.

   Our industry depends on the number of vehicle miles driven. Factors that may cause the number of vehicle miles and our revenues and our results of operations to decrease include:

   * the weather-as vehicle maintenance may be deferred during periods of inclement weather
   * the economy-as during periods of poor economic conditions, customers may defer vehicle maintenance or repair, and during periods of good economic conditions, consumers may opt to purchase new vehicles rather than service the vehicles they currently own and replace worn or damaged parts
   * gas prices-as increases in gas prices may deter consumers from using their vehicles
   * travel patterns-as changes in travel patterns may cause consumers to rely more heavily on train and airplane transportation

EXECUTIVE OFFICERS OF THE COMPANY

The following table indicates the names, ages, years with the Company and positions (together with the year of election to such positions) of the executive officers of the Company:


-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Years with            Position with the Company and
Name                                                   Age                   Company             Date of Election to Position
-----                                                  ---                   -------             ----------------------------

Mitchell G. Leibovitz                                   57                        24             Chairman of the Board since 1994;
                                                                                                 Chief Executive Officer
                                                                                                 since 1990

George Babich, Jr.                                      51                         7             President since 2002; Chief
                                                                                                 Financial Officer since 2000

Mark L. Page                                            46                        27             Senior Vice President - Store
                                                                                                 Operations since 1993


Frederick A. Stampone                                   47                        20             Senior Vice President since 1987;
                                                                                                 Chief Administrative Officer
                                                                                                 since 1993; Secretary since 1988


Don Casey                                               51                         3             Senior Vice President -
                                                                                                 Merchandise Supply Chain
                                                                                                 since 2000


Messrs. Leibovitz, Page and Stampone have been executive officers of the Company for more than the past five years. In December 2002, the Company's Board of Directors determined that, after 24 years of valued and loyal service to the Company, it was in the best interests of the Company, its shareholders and Mr. Leibovitz to plan for Mr. Leibovitz's eventual retirement and to initiate the process of seeking his successor. In connection therewith, the Company notified Mr. Leibovitz of its intention not to renew his employment agreement. Mr. Leibovitz' successor, Lawrence N. Stevenson, was appointed Chief Executive Officer on April 28, 2003.

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

ITEM 2  PROPERTIES

The Company owns its five-story, approximately 300,000 square foot corporate headquarters in Philadelphia, Pennsylvania. The Company also owns the following administrative regional offices -- approximately 4,000 square feet of space in each of Melrose Park, Illinois and Bayamon, Puerto Rico. In addition, the Company leases approximately 4,000 square feet of space for administrative regional offices in each of Decatur, Georgia and Richardson, Texas. The Company owns a three-story, approximately 60,000 square foot structure in Los Angeles, California in which it occupies 7,200 square feet and leases the remainder to tenants.

Of the 629 store locations operated by the Company at February 1, 2003, 343 are owned and 286 are leased.

The following table sets forth certain information regarding the owned and leased warehouse space utilized by the Company for its 629 store locations at February 1, 2003:


Warehouse                               Products             Square           Owned or            Stores                   States
Location                              Warehoused            Footage             Leased          Serviced                 Serviced
---------                             ----------            -------             ------          --------                  -------
Los Angeles, CA                       All except            216,000              Owned               164               AZ, CA, NM,
                                           tires                                                                       NV, UT, WA

Los Angeles, CA                      Tires/parts             73,000             Leased               164               AZ, CA, NM,
                                                                                                                       NV, UT, WA

Los Angeles, CA                       All except            137,000             Leased               164               AZ, CA, NM,
                                           tires                                                                       NV, UT, WA


Atlanta, GA                                  All            392,000              Owned               139               AL, FL, GA,
                                                                                                                       LA, NC, PR,
                                                                                                                       SC, TN, VA

Mesquite, TX                                 All            244,000              Owned                96               AR, AZ, CO,
                                                                                                                       LA, NM, OK,
                                                                                                                               TX

Plainfield, IN                               All            403,000             Leased                91               IL, IN, KS,
                                                                                                                       KY, MI, MN,
                                                                                                                       MO, NY, OH,
                                                                                                                       OK, PA, TN,
                                                                                                                               VA

Chester, NY                                  All            400,400             Leased               139               CT, DE, MA,
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
                                                         ==========


The Company anticipates that its existing warehouse space will accommodate inventory necessary to support store expansion and any increase in stock-keeping units through the end of fiscal 2003.

ITEM 3  LEGAL PROCEEDINGS

The Company's California subsidiary is a defendant in a consolidated action entitled "Dubrow et al vs. The Pep Boys - Manny Moe & Jack" that is currently pending in the California Superior Court in Orange County. The two consolidated actions were originally filed on March 29, 2000 and July 25, 2000.
Plaintiffs are former and current store management employees who claim that they were improperly classified as exempt from the overtime provisions of California law and seek to be compensated for all overtime hours worked. Plaintiffs filed a Motion to certify the case as a class action to represent all persons employed in California as salaried store managers, assistant store managers, service managers and assistant service managers since March 29, 1996. Plaintiffs' Motion to certify the case as a class action was previously granted by the trial court. The Company's appeals of that decision through the California Supreme Court were unsuccessful. The Company is now preparing to move the trial court for reconsideration of its decision to certify the class. No trial date has been set for the underlying case. The Company intends to vigorously defend this action and believes that it is not material to the Company's financial position. An adverse outcome in this action, however, may have a material adverse effect on the Company's results of operations for the year in which a judgment, if any, is rendered.

An action entitled "Tomas Diaz Rodriguez; Energy Tech Corporation v. Pep Boys Corporation; Manny, Moe & Jack Corp. Puerto Rico, Inc. d/b/a Pep Boys" was previously instituted against the Company in the Court of First Instance of Puerto Rico, Bayamon Superior Division on March 15, 2002. The action was subsequently removed to, and is currently pending in, the United States District Court for the District of Puerto Rico. Plaintiffs are distributors of a product that claims to improve gas mileage. The plaintiffs allege that the Company entered into an agreement with them to act as the exclusive retailer of the product in Puerto Rico that was breached when the Company determined to stop selling the product. The Company became aware of a Federal Trade Commission investigation regarding the accuracy of advertising claims concerning the product's effectiveness. The plaintiffs further allege that they were negotiating with the manufacturer of the product to obtain the exclusive distribution rights throughout the United States and that those negotiations failed. Plaintiffs are seeking damages including payment for the product that they allege Pep Boys ordered and expenses and loss of sales in Puerto Rico and the United States resulting from the alleged breach. The Company believes that the claims are without merit and continues to vigorously defend this action.

The Company is also party to various other lawsuits and claims, including purported class actions, arising in the normal course of business. In the opinion of management, these lawsuits and claims, are not, singularly or in the aggregate, material to the Company's financial position or results of operations.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended February 1, 2003.

                                    PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The common stock of The Pep Boys - Manny, Moe & Jack is listed on the New York Stock Exchange under the symbol "PBY." There were 3,029 registered shareholders of the Company's common stock as of February 1, 2003. The following table sets forth for the periods listed, the high and low sale prices and the cash dividends paid on the Company's common stock.


---------------------------------------------------------------------------------------------------------------

MARKET PRICE PER SHARE

                                                   Market Price Per Share          Cash Dividends
Fiscal year ended February 1, 2003                 High                Low         Per Share
-----------------------------------                ----                ---         ---------
First Quarter                                      $19.38              $13.55      $.0675
Second Quarter                                      19.04               10.75       .0675
Third Quarter                                       15.23                8.75       .0675
Fourth Quarter                                      12.64               10.06       .0675


Fiscal year ended February 2, 2002
----------------------------------

First Quarter                                      $ 7.00              $ 4.40      $.0675
Second Quarter                                      13.97                5.35       .0675
Third Quarter                                       13.70                8.80       .0675
Fourth Quarter                                      18.48               11.88       .0675


It is the present intention of the Company's Board of Directors to continue to pay regular quarterly cash dividends; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company and other factors which the Board of Directors deems relevant.


EQUITY COMPENSATION PLANS

The following table sets forth The Company's shares authorized for issuance under its equity compensation plans at February 1, 2003:


                             Equity               Equity
                             compensation         compensation
                             plans approved       plans not approved
                             by shareholders      by shareholders          Total
--------------------------------------------------------------------------------------
Number of securities to
  be issued upon exercise
  of outstanding options       6,898,170                 -                  6,898,170

Weighted average exercise
  price of outstanding
  options                    $    16.57           $      -                $     16.57

Number of securities
  remaining available for
  future issuance under
  equity compensation plans
  (excluding securities
    reflected in top row)      2,390,104                 -                  2,390,104
--------------------------------------------------------------------------------------


ITEM 6  SELECTED FINANCIAL DATA

The following tables sets forth the selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

SELECTED FINANCIAL DATA (UNAUDITED)
(dollar amounts in thousands, except per share amounts)

Year ended                                   Feb. 1, 2003      Feb. 2, 2002     Feb. 3, 2001     Jan. 29, 2000     Jan. 30, 1999
--------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Merchandise sales                             $ 1,756,675       $ 1,765,643      $ 1,957,480       $ 1,954,010      $ 1,991,340
Service revenue                                   415,813           418,917          460,988           440,523          407,368
Total revenues                                  2,172,488         2,184,560        2,418,468         2,394,533        2,398,708
Gross profit from merchandise sales               529,848 (1)       515,235  (2)     452,038  (3)      538,957          492,443 (4)
Gross profit from service revenue                 104,263 (1)       103,006  (2)      79,813  (3)       84,078           79,453
Total gross profit                                634,111 (1)       618,241  (2)     531,851  (3)      623,035          571,896 (4)
Selling, general and
  administrative expenses                         520,446 (1)       513,946  (2)     559,883  (3)      528,838          517,827 (4)
Operating profit (loss)                           113,665 (1)       104,295  (2)     (28,032) (3)       94,197           54,069 (4)
Non-operating income                                3,097             3,444            2,245             2,327            2,145
Interest expense                                   46,858            51,335           57,882            51,557           48,930
Earnings (Loss) before income taxes and
extraordinary items                                69,904 (1)        56,404  (2)     (83,669) (3)       44,967            7,284 (4)
Net earnings (loss) before extraordinary items     44,039 (1)        36,100  (2)     (53,148) (3)       29,303            4,974 (4)
Extraordinary items                                  (239)             (765)           2,054                 -                -
Net earnings (loss)                                43,800 (1)        35,335  (2)     (51,094) (3)       29,303            4,974 (4)

BALANCE SHEET DATA

Working capital                               $   130,680       $   115,201      $   122,741       $   185,206      $   251,935
Current ratio                                   1.24 to 1         1.21 to 1        1.22 to 1         1.35 to 1        1.51 to 1
Merchandise inventories                       $   488,882       $   519,473      $   547,735       $   582,898      $   527,397
Property and equipment - net                    1,088,037         1,117,486        1,194,235         1,335,749        1,330,256
Total assets                                    1,799,910         1,806,135        1,898,084         2,064,948        2,089,993
Long-term debt (includes
  all convertible debt)                           525,577           544,418          654,194           784,024          691,714
Stockholders' equity                              649,992           617,790          594,766           658,284          811,784

DATA PER COMMON SHARE

Basic earnings (loss) before
  extraordinary items                         $       .85 (1)   $       .70  (2) $     (1.04) (3)  $       .58      $       .08 (4)
Basic earnings (loss)                                 .85 (1)           .69  (2)       (1.00) (3)          .58              .08 (4)
Diluted earnings (loss) before
  extraordinary items                                 .82 (1)           .69  (2)       (1.04) (3)          .58              .08 (4)
Diluted earnings (loss)                               .82 (1)           .68  (2)       (1.00) (3)          .58              .08 (4)
Cash dividends                                        .27               .27              .27               .27              .26
Stockholders' equity                                12.59             12.01            11.60             12.91            13.18
Common share price range:
  high                                              19.38             18.48             7.69             21.63            26.69
  low                                                8.75              4.40             3.31              7.13            12.38

OTHER STATISTICS

Return on average
  stockholders' equity                                6.9%              5.8%            (8.2)%             4.0%             0.6%
Common shares issued and outstanding           51,644,578        51,430,861       51,260,663        50,994,099       61,615,140
Capital expenditures                          $    43,911       $    25,375      $    57,336       $   104,446      $   167,876
Number of retail outlets                              629               628              628               662              638
Number of service bays                              6,527             6,507            6,498             6,895            6,608
----------------------------------------------------------------------------------------------------------------------------------

(1) Includes pretax charges of $2,529 related to the Profit Enhancement Plan of which $2,014 reduced gross profit from merchandise sales, $491 reduced gross profit from service revenue and $24 was included in selling, general and administrative expenses.


(2) Includes pretax charges of $5,197 related to the Profit Enhancement Plan of which $4,169 reduced gross profit from merchandise sales, $813 reduced gross profit from service revenue and $215 was included in selling, general and administrative expenses.


(3) Includes pretax charges of $74,945 related to the Profit Enhancement Plan of which $67,085 reduced the gross profit from merchandise sales, $5,232 reduced gross profit from service revenue and $2,628 was included in selling, general and administrative expenses.

(4) Includes pretax charges of $29,451 ($20,109 net of tax or $.33 per share-basic and diluted), $27,733 of which reduced gross profit from merchandise sales with the remaining $1,718 included in selling, general and administrative expenses. These charges were associated with the closure and sale of 109 Express stores.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements arise principally from the capital expenditures related to existing stores, offices and warehouses, the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. The primary capital expenditures for fiscal 2002 were attributed to capital maintenance of the Company's existing stores and offices. The Company opened two new stores in fiscal 2002, compared with one new store in fiscal 2001 and five new stores in fiscal 2000. In fiscal 2002, the Company increased its levels of capital expenditures 73.1% compared to fiscal 2001. In fiscal 2002, with a decrease in net inventory levels offset, in part, by the increase in capital expenditures, the Company decreased its debt by $41,574,000 and increased its cash and cash equivalents by $26,789,000. In fiscal 2001, with a decrease in net inventory levels coupled with decreased levels of capital expenditures, the Company decreased its debt by $143,913,000 and increased its cash and cash equivalents by $7,986,000. In fiscal 2000, with an increase in net inventory levels offset, in part, by decreased levels of capital expenditures, the Company increased its debt by $28,739,000 and decreased its cash and cash equivalents by $10,490,000. The following table indicates the Company's principal cash requirements for the past three fiscal years:



(dollar amounts                       Fiscal               Fiscal               Fiscal
in thousands)                           2002                 2001                 2000               Total
---------------------------------------------------------------------------------------------------------------
Cash Requirements:
    Capital expenditures            $ 43,911             $ 25,375             $ 57,336            $126,622
    Net inventory
      (decrease) increase(1)         (14,559)             (39,592)              80,148              25,997
---------------------------------------------------------------------------------------------------------------
    Total                           $ 29,352            $ (14,217)            $137,484            $152,619
---------------------------------------------------------------------------------------------------------------
Net cash provided by
    operating activities
    (excluding the change
    in net inventory)               $123,841             $128,301             $ 99,739            $351,881
---------------------------------------------------------------------------------------------------------------

(1) Net inventory (decrease) increase is the change in inventory less the change in accounts payable.


In fiscal 2002, merchandise inventories decreased as the Company continued its focus on improving inventory management. Additionally, the Company decreased the average number of stock-keeping units per store to approximately 24,000 in fiscal 2002, compared to 25,000 in fiscal 2001 and 26,000 in fiscal 2000. In fiscal 2001, merchandise inventories decreased as the Company maintained its net store count and completed the exit of the two distribution centers closed in fiscal 2000 as part of the Profit Enhancement Plan. In fiscal 2000, merchandise inventories decreased as the Company decreased its net store count by 34 and closed the two distribution centers.

The Company's working capital was $130,680,000 at February 1, 2003, $115,201,000 at February 2, 2002 and $122,741,000 at February 3, 2001. The
Company's long-term debt, as a percentage of its total capitalization, was 45% at February 1, 2003, 47% at February 2, 2002 and 52% at February 3, 2001. As of February 1, 2003, the Company had an available line of credit totaling $139,047,000.

The Company has no plans to open any new stores in fiscal 2003. Management estimates capital expenditures relating to existing stores, warehouses and offices during fiscal 2003 will be approximately $55,000,000. The Company anticipates that its net cash provided by operating activities and its existing line of credit will exceed its principal cash requirements for capital expenditures and net inventory in fiscal 2003.


The following tables represent the Company's total contractual obligations and commercial commitments as of February 1, 2003:


(dollar amounts
in thousands)                      Due in less       Due in        Due in        Due after
Obligation                  Total  than 1 year       1-3 years     3-5 years     5 years
---------------------------------------------------------------------------------------------

Long-term debt (1)      $  626,711    $101,183        $226,579      $298,703      $    246
Operating leases           500,640      46,640          80,119        72,800       301,081
Capital leases                 748         699              49             -             -
Unconditional purchase
  obligation                23,393       5,993          17,400             -             -
Other                        4,900       4,900               -             -             -
---------------------------------------------------------------------------------------------
Total Cash Obligations  $1,156,392    $159,415        $324,147      $371,503      $301,327
---------------------------------------------------------------------------------------------

(1) Long-term debt includes current maturities.


(dollar amounts
in thousands)                      Due in less       Due in        Due in        Due after
Commercial Commitments      Total  than 1 year       1-3 years     3-5 years     5 years
---------------------------------------------------------------------------------------------

Import letters
  of credit             $    2,399    $  2,399        $      -      $      -      $      -
Standby letters
  of credit                 40,480      40,480               -             -             -
Surety bonds                 9,375       9,375               -             -             -
---------------------------------------------------------------------------------------------
Total Commercial
  Commitments           $   52,254    $ 52,254        $      -      $      -      $      -
---------------------------------------------------------------------------------------------

The other commitment due in the next year of $4,900,000 is related to the non-renewal of the Chairman and CEO's employment agreement. The letters of credit are used primarily to secure the Company's insurance claims and are renewable on an annual basis. The operating leases shown above are exclusive of any lease obligations for stores for which reserves were created in conjunction with the Profit Enhancement Plan. The Company anticipates that its net cash provided by operating activities, its existing line of credit and its access to capital markets will exceed its cash obligations presented in the tables above.

In January 2003, the Company reclassified $6,000,000 of other notes payable, due January 1, 2004, to current liabilities on the consolidated balance sheet.

In the third quarter of fiscal 2002, the Company retired $42,875,000 aggregate principal amount of the remaining $43,005,000 of the Medium-Term Notes with an original maturity date of September 2007. These notes were redeemed at the option of the holders. The Company repurchased these notes with a portion of the proceeds from the sale of the 4.25% Senior Convertible Notes. The after-tax extraordinary loss was $110,000.

In the second quarter of fiscal 2002, the Company reclassified the $75,000,000, 6.625% notes with a stated maturity date of May 15, 2003 to current liabilities on the consolidated balance sheet. The Company anticipates being able to repurchase these notes with cash from operations and its existing line of credit.

In the second quarter of fiscal 2002, the Company retired $49,915,000 aggregate principal amount of the $50,000,000 Medium-Term Notes with an original maturity date of July 2007. These notes were redeemed at the option of the holders. The Company repurchased these notes with a portion of the proceeds from the sale of the 4.25% Senior Convertible Notes. The after-tax extraordinary loss was $129,000.

On May 21, 2002, the Company issued $150,000,000 aggregate principal amount of 4.25% Convertible Senior Notes due June 1, 2007. The notes are unsecured and jointly and severally guaranteed by the Company's wholly-owned direct and indirect operating subsidiaries, The Pep Boys Manny Moe & Jack of California, Pep Boys - Manny, Moe & Jack of Delaware, Inc. and Pep Boys - Manny, Moe & Jack of Puerto Rico, Inc. The notes may be converted into shares of Pep Boys common stock at any time prior to their maturity unless they have been previously repurchased or redeemed by the Company. The conversion rate is 44.6484 shares per each $1,000 principal amount of notes, equivalent to a conversion price of approximately $22.40 per share. Interest on the notes is payable by the Company on June 1 and December 1 of each year, beginning December 1, 2002. The proceeds from the sale of the notes were used to retire debt.

In fiscal 2001, the Company repurchased the remaining $241,504,000 face value of its Liquid Yield Option Notes (LYONs). The book value of the repurchased LYONs was $161,812,000 and the net after-tax extraordinary loss was $765,000.

In June 2001, the Company obtained $90,000,000 in a Senior Secured Credit Facility. The facility, which is secured by certain equipment and real estate with a total book value as of February 1, 2003 of $89,960,000, was issued in two tranches. Tranche A is a term loan for $45,000,000 with an interest rate based on London Interbank Offered Rate (LIBOR) plus 3.65%. Tranche A is structured as a two-year term loan payable in equal installments with the final payment due in 2003. Tranche B is a term loan for $45,000,000 with an interest rate of LIBOR plus 3.95%. Tranche B is structured as a five-year term loan payable in equal installments with the final payment due in 2006. The Senior Secured Credit Facility is subject to certain financial covenants. The Company used the proceeds from the facility to repurchase the outstanding LYONs that were put back to the Company in fiscal 2001.

In May 2001, the Company sold certain operating assets for $14,000,000. The assets were leased back from the purchaser in a lease structured as a one-year term with three one-year renewal options. The resulting lease is being accounted for as an operating lease and the gain of $3,817,000 from the sale of the certain operating assets is deferred until the lease term is completed and the residual guarantee is satisfied, at which time the gain will be recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of operations. The Company used the proceeds from the sale to retire debt.

In fiscal 2000, the Company repurchased $30,200,000 face value of its LYONs at a price of $520 per LYON. The book value of the repurchased LYONs was $19,226,000 and the after-tax extraordinary gain was $2,025,000.

In September 2000, the Company entered into a new revolving credit agreement. The new revolving credit agreement provides up to $225,000,000 of borrowing availability, which is collateralized by inventory and accounts receivable. Funds may be drawn and repaid anytime prior to September 10, 2004. Sixty days prior to each anniversary date, the Company may request and, upon agreement with the bank, extend the maturity of this facility an additional year. The interest rate on any loan is equal to the LIBOR plus 1.75%, and increases in 0.25% increments as the excess availability falls below $50,000,000. The revolver is subject to financial covenants. The Company recorded an after-tax extraordinary loss related to the restructuring of its revolving line of credit of $931,000 in the third quarter of fiscal 2000.

In September 2000, the Company entered into a $143,000,000 real estate operating lease facility with leased property trusts, established as an unconsolidated special-purpose entity. The real estate operating lease facility, which has an interest rate of LIBOR plus 1.85%, replaces $143,000,000 of leases, which had an interest rate of LIBOR plus 2.27%. The Company, as a result of replacing the existing operating leases, recorded a pretax charge to fiscal 2000 earnings of $1,630,000 of unamortized lease costs, which was recorded in the costs of merchandise sales of the consolidated statement of operations. The $143,000,000 real estate operating lease facility has a four-year term with a guaranteed residual value. At February 1, 2003, the Company had approximately $132,000,000 of real estate leased under the facility and the maximum amount of the residual guarantee relative to the real estate under the lease is approximately $92,372,000. The Company expects the fair market value of the leased real estate, subject to the purchase option or sale to a third party, to substantially reduce or eliminate the Company's payment under the residual guarantee at the end of the lease term.

In September 2000, the Company retired $70,000,000 of Senior Notes, at par, using the proceeds from the $225,000,000 revolving line of credit. The retired notes were issued in a private placement in February 1999 in two tranches. The first tranche was for $45,000,000 and had a coupon of 8.45% with a maturity of 2011. The second tranche was for $25,000,000 and had a coupon of 8.30% with a maturity of 2009.

In June 2000, the Company repurchased $5,995,000 face value of the $49,000,000 Medium-Term Note. The after-tax extraordinary gain was $960,000.

PENSION PLANS

The Company has a defined benefit pension plan covering its full-time employees hired on or before February 1, 1992 and an unfunded Supplemental Executive Retirement Plan (SERP). The pension expense for fiscal 2002, 2001 and 2000 was $3,243,000, $1,754,000 and $1,477,000, respectively. This expense is calculated based upon a number of actuarial assumptions, including an expected return on plan assets of 8.5% and a discount rate of 6.75%. In developing the expected return on asset assumptions, the Company evaluated input from its actuaries, including their review of asset class return expectations. The discount rate utilized by the Company is based on a review of AA bond performance. The Company intends to change the expected rate of return on plan assets to 6.75% for fiscal 2003. Due to the effect of the unrecognized actuarial losses and based upon an expected return on plan assets of 6.75%, a discount rate of 6.75% and various other assumptions, the Company estimates the pension expense, exclusive of settlement accounting discussed below, will approximate $3,750,000 for both plans in fiscal 2003. The Company will continue to evaluate its actuarial assumptions and adjust as necessary. In fiscal 2002, the Company contributed $6,975,000 to the defined benefit pension plan. Based upon the current funded status of the defined benefit pension plan, cash contributions are not anticipated in fiscal 2003.

In fiscal 2003, the Company anticipates an approximate settlement of $12,200,000 related to the SERP obligation for the Chairman and CEO. This obligation will result in an expense for settlement accounting under Statement of Financial Accounting Standards (SFAS) No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," of approximately $4,900,000 in fiscal 2003.

EFFECTS OF INFLATION

The Company uses the LIFO method of inventory valuation. Thus, the cost of merchandise sold approximates current cost. Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on revenues or results of operations during fiscal 2002, fiscal 2001 or fiscal 2000.

IMPAIRMENT CHARGES

During fiscal 2000, the Company, as a result of its ongoing review of the performance of its stores, identified certain stores whose cash flow trend indicated that the carrying value may not be fully recoverable. An impairment charge of $5,735,000 was recorded for these stores in costs of merchandise sales on the consolidated statement of operations. The charge reflects the difference between carrying value and fair value. Fair value was based on sales of similar assets or other estimates of fair value developed by Company management. Management's judgment is necessary to estimate fair value. Accordingly, actual results could vary from such estimates.

PROFIT ENHANCEMENT PLAN

In the third quarter of fiscal 2000, the Company comprehensively reviewed its field, distribution and Store Support Center infrastructure and the performance of each of its stores. As a result, the Company implemented a number of changes that have improved its performance. These changes included the closure of 38 under-performing stores and two distribution centers and reductions in store operating hours and the Store Support Center infrastructure.

PLAN UPDATE

The Company is progressing towards the disposal of the 38 stores (11 owned and 27 leased), two distribution centers and two development parcels that were closed or abandoned in connection with the Profit Enhancement Plan. As of February 1, 2003, the Company had disposed of 22 of the closed stores, the two distribution centers and the two development parcels. During fiscal 2002, the Company decided to lease rather than sell three of the closed stores due to changes in the real estate market. As a result, the Company reclassified these three owned properties as assets held for use. The Company estimates that the remaining closed stores (one owned and 12 leased) will be disposed of by the end of the third quarter of fiscal 2003.

ASSETS HELD FOR DISPOSAL

As of February 1, 2003, the assets held for disposal included the building and land of one remaining closed store owned by the Company, which has a carrying value of $1,146,000. This property was sold in the first quarter of fiscal 2003. The Company has sold nine of the 13 owned properties originally held for sale, which included the two development parcels. Additionally, the Company decided to lease rather than sell three of the closed stores due to changes in the real estate market. As a result, the Company reclassified these three owned properties as assets held for use at their estimated market value. The market value of each such property was lower than cost adjusted for depreciation.

In fiscal 2002, the Company sold six and reclassified three (as assets held for use) of the 13 owned properties. The six properties were sold for $8,446,000, net of commissions, and resulted in a loss of $666,000, which was recorded in costs of merchandise sales on the consolidated statement of operations. In addition, the Company adjusted the carrying values of certain assets held for disposal, which resulted in a net decrease of $160,000, which was recorded in costs of merchandise sales on the consolidated statement of operations.

In fiscal 2001, the Company sold three of the 13 owned properties for $4,103,000, net of commissions, and resulted in a loss of $691,000, which was recorded in costs of merchandise sales and selling, general and administrative expenses on the consolidated statement of operations. In addition, the Company recorded a downward revision in the estimated values for certain properties of $1,496,000 in fiscal 2001. This expense was recorded in costs of merchandise sales on the consolidated statement of operations. In fiscal 2001, the Company recorded a loss for equipment held for disposal of $162,000, which was due primarily to a reduction in the Company's estimated proceeds.

In fiscal 2000, the Company recorded charges related to the write-down of assets to fair value of $58,754,000. These charges were associated with the closure of the 38 stores, two distribution centers, the write-off of certain equipment and the abandonment of two development parcels.

LEASE RESERVE

As of February 1, 2003, the Company was able to sublease eight and exit the lease of an additional seven of the 27 leased stores. The Company expects the remaining 12 closed stores that are leased to be subleased or otherwise disposed of by the end of the third quarter of fiscal 2003.

The Company increased the lease reserve $901,000 during fiscal 2002. This increase is due primarily to an increase in the time that it is expected to take to sublease certain properties, offset, in part, by an increase in the estimated sublease rates. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of operations.

The Company increased the lease reserve $1,644,000 during fiscal 2001. This change in the reserve was a result of a $3,834,000 increase due primarily to an increase in the estimated amount of time it was expected to take the Company to sublease certain properties and a decrease in estimated sublease rates. The reserve increase was offset, in part, by a $2,190,000 decrease due primarily to lower than estimated commissions and lease exit costs on subleases for certain properties. The effects of these adjustments were recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of operations.

In fiscal 2000, the Company recorded a reserve of $7,916,000 for leases of properties included in the Profit Enhancement Plan. The Company increased the reserve by $113,000 during the remainder of fiscal 2000. These changes in the reserve were a result of a $1,176,000 increase due to an increase in the estimated lease payments related to the closed stores. The increase was offset, in part, by a $1,063,000 decrease due primarily to an increase in the estimated sublease rates coupled with lower lease-related expenses. The effects of these adjustments were recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of operations.

ON-GOING EXPENSES

The on-going expense reserve represents exit activity costs which are not associated with or do not benefit the Company's continuing activities. These costs are necessary to maintain the remaining closed stores until sold, sublet or otherwise disposed. The on-going costs reserve includes general maintenance costs such as utilities, security, telephone, real estate taxes and personal property taxes which will be incurred until the properties are disposed. The reserve for on-going costs will diminish as sites are sold, sublet or otherwise disposed. These disposals are expected to be completed by the end of the third quarter of fiscal 2003.

In fiscal 2002, the Company increased the on-going expense reserve by $802,000. This increase is due primarily to an increase in the length of time that it is expected to take to sublease, sell or otherwise dispose of the remaining properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue and selling, general and administrative expenses on the consolidated statement of operations.

In fiscal 2001, the Company increased the on-going expense reserve by $595,000. This increase was due primarily to a $1,214,000 increase in the reserve due to an increase in the estimated time it was expected to take to sublease, sell or otherwise dispose of the remaining properties offset, in part, by a $619,000 decrease due to lower than anticipated cost for utilities and security. This adjustment was recorded in costs of merchandise sales, costs of service revenue and selling, general and administrative expenses on the consolidated statement of operations.

In fiscal 2000, the Company recorded a reserve of $3,944,000 for on-going expenses associated with the properties included in the Profit Enhancement Plan. The Company increased the on-going expense reserve by $361,000 during the remainder of fiscal 2000. This increase was due to an increase in the estimated time it was expected to take to sublease, sell or otherwise dispose of the remaining properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue and selling, general and administrative expenses on the consolidated statement of operations.

SEVERANCE RESERVE

In fiscal 2001, the severance reserve was completed. Therefore, there was no activity to this reserve in fiscal 2002. In fiscal 2001, the Company reversed $69,000 of severance because certain employees who originally expected to receive severance failed to qualify to receive payments. In addition, final severance payments were lower than estimated. Each of these reversals was recorded through the line it was originally charged in the consolidated statement of operations.

In fiscal 2000, the Company recorded a reserve of $1,694,000 for severance associated with the Profit Enhancement Plan. During the remainder of fiscal 2000, the Company reversed $272,000 of severance due to certain employees' acceptance into other positions within the Company and other employees failing to qualify to receive payments. Each reversal was recorded through the line it was originally charged in the consolidated statement of operations.

The total number of employees separated due to the Profit Enhancement Plan was approximately 1,000. The 1,000 employees were composed of 76% store employees, 13% distribution employees, and 11% Store Support Center and field administrative employees. The total severance paid in connection with the Profit Enhancement Plan was $1,353,000.

NON-RESERVABLE EXPENSES

Non-reservable expenses are those costs which could not be reserved, but were incurred as a result of the Profit Enhancement Plan. These expenses related to costs incurred which had a future economic benefit to the Company, such as the transferring of inventory and equipment out of properties closed by the Profit Enhancement Plan.

There were no expenses of this nature incurred in fiscal 2002. In fiscal 2001, expenses of this nature incurred were $678,000. These expenses related to the completion of the removal of inventory and equipment from the closed distribution centers. In fiscal 2000, expenses of this nature incurred were $3,611,000. These expenses were for inventory and equipment handling related to the closure of the 38 stores and the two distribution centers. The fiscal 2000 expenses were offset by a recovery of certain benefit expenses related to the reduction in workforce.

PROFIT ENHANCEMENT PLAN EXPENSE SUMMARY

Following are tables summarizing expenses related to the Profit Enhancement Plan for fiscal 2002, 2001 and 2000. The details and reasons for the original charge and changes to the charge are as described above in the respective reserve categories.




(dollar amounts
 in thousands)
Income Statement         Fiscal       Fiscal        Fiscal
Classification             2002         2001          2000
-----------------------------------------------------------------
Costs of
   merchandise sales     $2,014       $4,169        $67,085

Costs of
   service revenue          491          813          5,232

Selling, general and
   administrative            24          215          2,628
-----------------------------------------------------------------
Total Expenses           $2,529       $5,197        $74,945
-----------------------------------------------------------------


At the end of the third quarter of fiscal 2000, the Company set up a reserve liability account, which is included in accrued expenses on the consolidated balance sheet. This liability account tracks all accruals including remaining rent on leases net of sublease income, severance, and on-going expenses for the closed properties. The following chart reconciles the change in reserve:



(dollar amounts           Lease         Fixed                On-going
 in thousands)            Expenses      Assets   Severance   Expenses       Total
-----------------------------------------------------------------------------------------

Reserve Balance
  at Feb. 3, 2001         $ 7,054      $     -     $   209    $ 2,960     $ 10,223

Addition                    3,834        2,440           -      1,214        7,488

Utilization                (5,548)      (2,349)       (140)    (2,235)     (10,272)

Adjustment                 (2,190)         (91)        (69)      (619)      (2,969)
-----------------------------------------------------------------------------------------
Reserve Balance
  at Feb. 2, 2002           3,150            -           -      1,320        4,470

Addition                    1,825          826           -        802        3,453

Utilization                (2,959)        (826)          -     (1,680)      (5,465)

Adjustment                   (924)           -           -          -         (924)
-----------------------------------------------------------------------------------------
Reserve Balance
  at Feb. 1, 2003         $ 1,092      $     -     $     -    $   442     $  1,534
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


                                                        Percentage of Total Revenues                       Percentage Change
-----------------------------------------------------------------------------------------------------------------------------------

                                             Feb. 1, 2003     Feb. 2, 2002      Feb. 3, 2001       Fiscal 2002 vs.  Fiscal 2001 vs.
Year ended                                   (Fiscal 2002)    (Fiscal 2001)     (Fiscal 2000)          Fiscal 2001      Fiscal 2000
-----------------------------------------------------------------------------------------------------------------------------------
Merchandise Sales                                  80.9%            80.8%             80.9%                 (0.5)%           (9.8)%
Service Revenue(1)                                 19.1             19.2              19.1                  (0.7)            (9.1)
-----------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                    100.0            100.0             100.0                  (0.6)            (9.7)
-----------------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales(2)                      69.8 (3)         70.8 (3)          76.9 (3)              (1.9)           (16.9)
Costs of Service Revenue(2)                        74.9 (3)         75.4 (3)          82.7 (3)              (1.4)           (17.1)
-----------------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                            70.8             71.7              78.0                  (1.8)           (17.0)
-----------------------------------------------------------------------------------------------------------------------------------

Gross Profit from Merchandise Sales                30.2 (3)         29.2 (3)          23.1 (3)               2.8             14.0
Gross Profit from Service Revenue                  25.1 (3)         24.6 (3)          17.3 (3)               1.2             29.1
-----------------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                 29.2             28.3              22.0                   2.6             16.2
-----------------------------------------------------------------------------------------------------------------------------------
Selling, General and
  Administrative Expenses                          24.0             23.5              23.2                   1.3             (8.2)
-----------------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                             5.2              4.8              (1.2)                  9.0            472.1
Non-operating Income                                0.2              0.2               0.1                 (10.1)            53.4
Interest Expense                                    2.2              2.3               2.4                  (8.7)           (11.3)
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Before Income Taxes                 3.2              2.7              (3.5)                 23.9            167.4
-----------------------------------------------------------------------------------------------------------------------------------
Income Taxes                                       37.0 (4)         36.0 (4)          36.5 (4)              27.4            166.5
-----------------------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) Before Extraordinary Items      2.0              1.7              (2.2)                 22.0            167.9
-----------------------------------------------------------------------------------------------------------------------------------
Extraordinary Items, Net of Tax                       -                -               0.1                 (68.8)          (137.2)
-----------------------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                                 2.0              1.7              (2.1)                 24.0            169.2
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

FISCAL 2002 VS. FISCAL 2001

Total revenues for fiscal 2002 decreased 0.6%. This decrease was due primarily to a decrease in comparable store revenues (revenues generated by stores in operation during the same period) of 0.7%, offset slightly by an increase in the number of stores in operation in fiscal 2002 versus fiscal 2001. Comparable store service revenue decreased 0.9%, while comparable store merchandise sales decreased 0.6%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 30.2% in fiscal 2002 from 29.2% in fiscal 2001. This increase was due primarily to higher merchandise margins, as a percentage of merchandise sales, offset, in part, by a charge related to the Profit Enhancement Plan of $2,014,000 in fiscal 2002 versus $4,169,000 in fiscal 2001. The improved merchandise margins were a result of a combination of an improvement in the mix of sales, selectively higher retail pricing, lower product acquisition costs and improved inventory controls.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 24.0% in fiscal 2002 from 23.5% in fiscal 2001. This increase, as a percentage of total revenues, was due primarily to obligations associated with the non-renewal of the Chairman and CEO's employment agreement and related search fees, coupled with $4,905,000, or 72%, higher net media expense. The increase in selling, general and administrative expenses, as a percentage of total revenues, was offset, in part, by a decrease in store operating expenses. The increase in net media expense was due to increases in radio and circular advertising expenses, offset, in part, by a decrease in television advertising expense and an increase in cooperative advertising. The decrease in store expenses, as a percentage of total revenues, was due primarily to decreases in store payroll, as a percentage of total revenues.

Interest expense decreased $4,477,000, or 8.7%, due primarily to lower debt levels coupled with lower average interest rates on the Company's borrowings.

Net earnings increased, as a percentage of total revenues, due primarily to an increase in gross profit from merchandise sales, as a percentage of merchandise sales, and a decrease in interest expense, offset by an increase in selling, general and administrative expenses, as a percentage of total revenues, and a net charge related to the Profit Enhancement Plan of $1,593,000 in fiscal 2002 versus $3,326,000 in fiscal 2001.

FISCAL 2001 VS. FISCAL 2000

Total revenues for fiscal 2001, which included 52 weeks, decreased 9.7% compared to fiscal 2000, which included 53 weeks, due primarily to less stores in operation during fiscal 2001 versus fiscal 2000 coupled with a decrease in comparable store revenues (revenues generated by stores in operation during the same months of each period) of 6%. Total revenues for fiscal 2001 compared to fiscal 2000, excluding the extra week, decreased by 8% on an overall basis and remained at a decrease of 6% on a comparable store basis. Comparable store merchandise sales decreased 6% while comparable store service revenue decreased 5% compared to fiscal 2000 on a 52 week basis. This decline in total and comparable revenue reflected the impact of the closure of the 38 stores and other steps taken in October 2000 in conjunction with implementing the Company's Profit Enhancement Plan.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 29.2% in fiscal 2001 from 23.1% in fiscal 2000. This increase, as a percentage of merchandise sales, was due primarily to Profit Enhancement Plan charges recorded in fiscal 2001 of $4,169,000 compared to charges recorded in fiscal 2000 of $67,085,000 and $5,735,000 associated with the Profit Enhancement Plan and asset impairments, respectively. Higher merchandise margins and a decrease in warehousing costs, as a percentage of merchandise sales, offset, in part, by an increase in store occupancy costs, as a percentage of merchandise sales, also contributed to the increase in gross profit from merchandise sales. The improved merchandise margins, as a percentage of merchandise sales, were a result of a combination of improvement in the mix of sales, selectively higher retail pricing and lower product acquisition costs. The decrease in warehousing costs, as a percentage of merchandise sales, were a result of the effects of a supply chain initiative implemented in late fiscal 2000 to improve efficiencies. The increase in store occupancy costs, as a percentage of merchandise sales, was a result of higher utilities costs, particularly in California.

Gross profit from service revenue increased, as a percentage of service revenue, to 24.6% in fiscal 2001 from 17.3% in fiscal 2000. This increase, as a percentage of service revenue, was due primarily to a decrease in service personnel costs, as a percentage of service revenue, coupled with Profit Enhancement Plan charges recorded in fiscal 2001 of $813,000 compared to $5,232,000 recorded in fiscal 2000. The decrease in service center personnel costs, as a percentage of service revenue, was a result of the steps taken in the Profit Enhancement Plan.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 23.5% in fiscal 2001 from 23.2% in fiscal 2000. This increase, as a percentage of total revenues, was due primarily to an increase in media expenses from fiscal 2000 to fiscal 2001 of $6,828,000 or 0.3% of total revenues, offset, in part, by a decrease in general office expense, as a percentage of total revenues, and Profit Enhancement Plan charges recorded in fiscal 2001 of $215,000 compared to $2,628,000 recorded in fiscal 2000. The increase in media expense, as a percentage of total revenues, was a result of lower vendor reimbursements. The decrease in general office expense, as a percentage of total revenues, was a result of lower legal expense, as a percentage of total revenues.

Interest expense in fiscal 2001 was $6,547,000 or 11.3% lower than fiscal 2000 due primarily to lower debt levels coupled with lower average interest rates.

Net earnings increased, as a percentage of total revenues, due primarily to a net Profit Enhancement Plan charge recorded in fiscal 2001 of $3,326,000 compared to net charges recorded in fiscal 2000 of $47,609,000 and $3,643,000 associated with Profit Enhancement Plan and asset impairments, respectively. Also contributing to the net earnings increase, as a percentage of total revenues, were increases in both gross profit from merchandise sales and service revenue, as a percentage of merchandise sales and service revenue, respectively, and a decrease in interest expense, as a percentage of total revenues. These gross profit increases were offset, in part, by an increase in selling, general and administrative expenses, as a percentage of total revenues, coupled with a net extraordinary loss of $765,000 in fiscal 2001 compared to a $2,054,000 net extraordinary gain in fiscal 2000.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends the provisions of SFAS No. 123, "Accounting for
Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends SFAS No. 123 to require more prominent and frequent disclosures in financial statements pertaining to the effect on reported net income with respect to stock-based compensation. These provisions are effective for fiscal years ending after December 15, 2002. The Company adopted the provisions of SFAS No. 148 with respect to the disclosure requirements in the fourth quarter of fiscal 2002.

In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements regarding certain guarantees that it has issued, and requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, FIN 45 requires a reconciliation of changes in an entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted this statement in the fourth quarter of fiscal 2002 with no material effect on its consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." This consensus addresses the accounting issues pertaining to cash consideration received by a reseller from a vendor, and is applicable for new arrangements or modification of existing arrangements entered into after December 31, 2002. The Company has adopted the provisions of this consensus in the fourth quarter of fiscal 2002 with no material effect on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)."
SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted this statement in the fourth quarter of fiscal 2002 with no material effect on its consolidated financial statements.

In fiscal 2001, the EITF issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This consensus deals with accounting for certain types of sales incentives and other consideration offered by companies to their customers. This pronouncement is effective in fiscal years beginning after December 15, 2001. The Company adopted this statement in the first quarter of fiscal 2002 with no material effect on its consolidated financial statements.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This SFAS supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement in the first quarter of fiscal 2002 with no material effect on its consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement apply to all business combinations initiated after June 30, 2001. SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. Adoption of SFAS 142 will result in an entity ceasing amortization of goodwill. All of the provisions of the statement are effective in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company adopted this statement in the first quarter of fiscal 2002 with no material effect on its consolidated financial statements as it does not have goodwill or other acquired tangible assets on its consolidated balance sheet.

NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46, an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of any expected losses from the variable interest entity's activities, is entitled to receive any expected residual returns of the variable interest entity, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and applies in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003.

The Company has adopted the guidance of FIN 46 for newly created variable interest entities in the fourth quarter of fiscal 2002 with no material effect on its consolidated financial statements. The Company will adopt FIN 46 for variable interest entities created prior to February 1, 2003 in the third quarter of fiscal 2003. The adoption of FIN 46 will apply to the $132,000,000 of real estate leased by the Company under its $143,000,000 operating lease facility, which would qualify as a variable interest entity under this interpretation. If this operating lease facility exists as of August 3, 2003, the Company would consolidate this entity and record a liability of $132,000,000 and the corresponding assets, net of accumulated depreciation. The Company is planning to refinance this facility prior to August 3, 2003, so that it is not required to consolidate this entity under FIN 46.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." As a result of rescinding FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30, "Reporting the Results of Operations." This statement also amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company will adopt the provisions of SFAS No. 145 during the first quarter of fiscal 2003. For the fiscal years ended
February 1, 2003, February 2, 2002 and February 3, 2001, the Company recorded extraordinary items pertaining to the extinguishment of debt, net of tax, of $(239,000), $(765,000) and $2,054,000, respectively. Accordingly, reclassifications of these items to earnings before extraordinary items will be made throughout fiscal 2003 to maintain comparability for the reported periods.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company will adopt the provisions of SFAS No. 143 in the first quarter of fiscal 2003, and will recognize an asset of $2,844,000, accumulated depreciation of $2,247,000, a liability of $4,540,000 and a cumulative effect of a change in accounting principle before taxes of $3,943,000 ($2,484,000, net of tax) on its consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement and senior secured credit facility, changes in the lenders' prime rate or LIBOR could affect the rates at which the Company could borrow funds thereunder. At February 1, 2003, the Company had outstanding borrowings of $43,135,000 against these credit facilities. The table below summarizes the fair value and contract terms of fixed rate debt instruments held by the Company at February 1, 2003:

(dollar amounts                                Average
 in thousands)                  Amount         Interest Rate
----------------------------------------------------------------
Fair value at
     February 1, 2003           $550,491

Expected maturities:

2003                              81,000                6.6%
2004                             108,000                6.7
2005                             100,000                7.0
2006                             143,000                6.9
2007                             150,215                4.3
-----------------------------------------------------------------


At February 2, 2002, the Company held fixed rate debt instruments with an aggregate fair value of $491,120.

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

FORWARD-LOOKING STATEMENTS

Certain information contained herein may contain statements that are forward-looking. Such statements may relate to trends in the automotive aftermarket, competition, business development activities, future capital expenditures, financing sources and availability, and the effects of regulation. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The Company's actual results may differ materially from the results discussed in the forward-looking statements due to factors beyond the control of the Company, including the strength of the national and regional economies and retail and commercial consumers' ability to spend, the health of the various sectors of the automotive aftermarket, the weather in geographical regions with a high concentration of the Company's stores, competitive pricing, location and number of competitors' stores, product and labor costs and the additional factors described in the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The material in Item 7 of this filing titled "Quantitative and Qualitative Disclosures about Market Risk" are hereby incorporated herein by reference.

ITEM 8  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT
Board of Directors and Stockholders
The Pep Boys - Manny, Moe & Jack

We have audited the accompanying consolidated balance sheets of The Pep Boys - Manny, Moe & Jack and subsidiaries (the "Company") as of February 1, 2003 and February 2, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 1, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pep Boys - Manny, Moe & Jack and subsidiaries as of February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 13, 2003
(March 26, 2003 as to Note 14)


CONSOLIDATED BALANCE SHEETS                                                   The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

                                                                                       February 1,                    February 2,
                                                                                             2003                           2002
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                           $    42,770                    $    15,981
  Accounts receivable, less allowance for
    uncollectible accounts of $422 and $725                                                17,916                         18,052
  Merchandise inventories                                                                 488,882                        519,473
  Prepaid expenses                                                                         43,746                         42,170
  Deferred income taxes                                                                    13,723                          9,303
  Other                                                                                    56,687                         52,308
  Assets held for disposal                                                                  1,146                         16,007
----------------------------------------------------------------------------------------------------------------------------------
           Total Current Assets                                                           664,870                        673,294
----------------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
  Land                                                                                    279,109                        277,726
  Buildings and improvements                                                              936,770                        922,065
  Furniture, fixtures and equipment                                                       604,531                        583,918
  Construction in progress                                                                 19,450                         10,741
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        1,839,860                      1,794,450
  Less accumulated depreciation and amortization                                          751,823                        676,964
----------------------------------------------------------------------------------------------------------------------------------
           Total Property and Equipment - Net                                           1,088,037                      1,117,486
----------------------------------------------------------------------------------------------------------------------------------
Other                                                                                      47,003                         15,355
----------------------------------------------------------------------------------------------------------------------------------
           Total Assets                                                               $ 1,799,910                    $ 1,806,135
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                    $   200,053                    $   216,085
  Accrued expenses                                                                        232,255                        217,393
  Current maturities of long-term debt and obligations
   under capital leases                                                                   101,882                        124,615
----------------------------------------------------------------------------------------------------------------------------------
           Total Current Liabilities                                                      534,190                        558,093
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt and obligations under capital leases,
 less current maturities                                                                  375,577                        544,418
Convertible long-term debt, less current maturities                                       150,000                              -
Other long-term liabilities                                                                25,156                         23,880
Deferred income taxes                                                                      60,663                         57,510
Deferred gain on sale leaseback                                                             4,332                          4,444
Commitments and Contingencies
Stockholders' Equity:
  Common stock, par value $1 per share:  Authorized 500,000,000 shares;
      Issued 63,910,577                                                                    63,911                         63,911
  Additional paid-in capital                                                              177,244                        177,244
  Retained earnings                                                                       630,847                        601,944
  Accumulated other comprehensive loss                                                       (151)                             -
----------------------------------------------------------------------------------------------------------------------------------
                                                                                          871,851                        843,099

  Less cost of shares in treasury - 10,070,729 shares and 10,284,446 shares               162,595                        166,045
  Less cost of shares in benefits trust - 2,195,270 shares                                 59,264                         59,264
----------------------------------------------------------------------------------------------------------------------------------
           Total Stockholders' Equity                                                     649,992                        617,790
----------------------------------------------------------------------------------------------------------------------------------
           Total Liabilities and Stockholders' Equity                                 $ 1,799,910                    $ 1,806,135
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                                         The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

                                                                        February 1,            February 2,             February 3,
Year ended                                                                    2003                   2002                    2001
----------------------------------------------------------------------------------------------------------------------------------
Merchandise Sales                                                       $1,756,675             $1,765,643              $1,957,480
Service Revenue                                                            415,813                418,917                 460,988
----------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                                           2,172,488              2,184,560               2,418,468
----------------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                                               1,226,827              1,250,408               1,505,442
Costs of Service Revenue                                                   311,550                315,911                 381,175
----------------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                                  1,538,377              1,566,319               1,886,617
----------------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                                        529,848                515,235                 452,038
Gross Profit from Service Revenue                                          104,263                103,006                  79,813
----------------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                                         634,111                618,241                 531,851
----------------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative
  Expenses                                                                 520,446                513,946                 559,883
----------------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                                    113,665                104,295                 (28,032)

Non-operating Income                                                         3,097                  3,444                   2,245

Interest Expense                                                            46,858                 51,335                  57,882
----------------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Before Income Taxes                                         69,904                 56,404                 (83,669)

Income Tax Expense (Benefit)                                                25,865                 20,304                 (30,521)
----------------------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) Before Extraordinary Items                              44,039                 36,100                 (53,148)
Extraordinary Items, Net of Tax of $(140), $(430) and $1,180                  (239)                  (765)                  2,054
Net Earnings (Loss)                                                     $   43,800             $   35,335              $  (51,094)
----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) per Share:
  Before Extraordinary Items                                            $      .85             $      .70              $    (1.04)
  Extraordinary Items, Net of Tax                                                -                   (.01)                    .04
----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) per Share                                         $      .85             $      .69              $    (1.00)
----------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) per Share:
  Before Extraordinary Items                                            $      .82             $      .69              $    (1.04)
  Extraordinary Items, Net of Tax                                                -                   (.01)                    .04
----------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) per Share                                       $      .82             $      .68              $    (1.00)
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)
                                                                                                Accumulated
                                                    Additional                                        Other                  Total
                                     Common Stock     Paid-in   Retained    Treasury Stock    Comprehensive Benefits  Stockholders'
                                    Shares   Amount   Capital   Earnings  Shares       Amount          Loss    Trust        Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 29, 2000        63,910,577  $63,911   $177,247 $649,487  (10,721,208) $(173,097) $     -   $(59,264)     $658,284

Comprehensive loss -
  Net loss                                                       (51,094)
  Total Comprehensive Loss                                                                                                 (51,094)
Cash dividends ($.27 per share)                                  (13,793)                                                  (13,793)
Dividend reinvestment plan                                   (3)  (2,932)     266,564      4,304                             1,369
-----------------------------------------------------------------------------------------------------------------------------------
Balance, February 3, 2001        63,910,577   63,911    177,244  581,668  (10,454,644)  (168,793)       -    (59,264)      594,766

Comprehensive income -
  Net earnings                                                    35,335
  Total Comprehensive Income                                                                                                35,335

Cash dividends ($.27 per share)                                  (13,864)                                                  (13,864)
Exercise of stock options
  and related tax benefits                                           (94)      17,000        275                               181
Dividend reinvestment plan                                        (1,101)     153,198      2,473                             1,372
-----------------------------------------------------------------------------------------------------------------------------------
Balance, February 2, 2002        63,910,577   63,911    177,244  601,944  (10,284,446)  (166,045)       -    (59,264)      617,790

Comprehensive income -
  Net earnings                                                    43,800
  Minimum pension liability
    adjustment, net of tax                                                                           (151)
  Total Comprehensive Income                                                                                                43,649

Cash dividends ($.27 per share)                                  (13,911)                                                  (13,911)
Exercise of stock options
  and related tax benefits                                  (21)    (632)     111,000      1,792                             1,139
Dividend reinvestment plan                                   21     (354)     102,717      1,658                             1,325
-----------------------------------------------------------------------------------------------------------------------------------
Balance, February 1, 2003        63,910,577  $63,911   $177,244 $630,847  (10,070,729) $(162,595) $  (151)  $(59,264)     $649,992
-----------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                            The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

                                                                        February 1,             February 2,            February 3,
Year ended                                                                    2003                    2002                   2001
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net Earnings (Loss)                                                $   43,800               $  35,335              $ (51,094)
     Adjustments to Reconcile Net Earnings (Loss) to Net Cash
       Provided by Operating Activities:
        Extraordinary item, net of tax                                         239                     765                 (2,054)
        Depreciation and amortization                                       79,551                  84,693                 99,308
        Deferred income taxes                                               (1,176)                  7,424                (24,575)
        Deferred gain on sale leaseback                                       (112)                    (26)                     -
        Accretion of bond discount                                               -                   3,256                  6,425
        Loss on assets held for disposal                                       826                   2,349                 53,740
        Loss on asset impairment                                                 -                       -                  5,735
        (Gain) Loss from sale of assets                                     (1,913)                 (1,090)                 3,651
     Changes in operating assets and liabilities:
        (Increase) Decrease in accounts receivable, prepaid expenses
           and other                                                       (13,409)                (18,726)                 9,802
        Decrease in merchandise inventories                                 30,591                  28,262                 35,163
        (Decrease) Increase in accounts payable                            (16,032)                 11,330               (115,311)
        Increase (Decrease) in accrued expenses                             14,759                  12,095                 (2,255)
        Increase in other long-term liabilities                              1,276                   2,226                  1,056
-----------------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by Operating Activities                       138,400                 167,893                 19,591
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
        Capital expenditures                                               (43,911)                (25,375)               (57,336)
        Proceeds from sales of assets                                       11,058                  26,760                 14,380
-----------------------------------------------------------------------------------------------------------------------------------
           Net Cash (Used in) Provided by Investing Activities             (32,853)                  1,385                (42,956)
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
        Net (payments) borrowings under line of credit
          agreements                                                       (70,295)                (56,876)               117,535
        Repayment of life insurance policy loan                            (20,686)                      -                      -
        Payments on capital lease obligations                                 (642)                      -                      -
        Reduction of long-term debt                                       (121,938)                (18,571)               (75,028)
        Reduction of convertible debt                                            -                (161,056)               (17,208)
        Net proceeds from issuance of notes                                146,250                  87,522                      -
        Dividends paid                                                     (13,911)                (13,864)               (13,793)
        Proceeds from exercise of stock options                              1,139                     181                      -
        Proceeds from dividend reinvestment plan                             1,325                   1,372                  1,369
-----------------------------------------------------------------------------------------------------------------------------------
           Net Cash (Used in) Provided by Financing Activities             (78,758)               (161,292)                12,875
-----------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                             26,789                   7,986                (10,490)
Cash and Cash Equivalents at Beginning of Year                              15,981                   7,995                 18,485
-----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                $   42,770              $   15,981              $   7,995
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
     Income taxes                                                       $   22,856              $    6,570              $       -
     Interest, net of amounts capitalized                                   44,840                  47,081                 53,415

Non-cash financing activities:
     Equipment capital leases                                                1,301                      89                      -
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended February 1, 2003, February 2, 2002 and February 3, 2001 (dollar amounts in thousands, except per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS The Pep Boys - Manny, Moe & Jack and subsidiaries (the "Company") is engaged principally in the retail sale of automotive parts and accessories, automotive maintenance and service and the installation of parts through a chain of stores. The Company currently operates stores in 36 states and Puerto Rico.

FISCAL YEAR END The Company's fiscal year ends on the Saturday nearest to January 31. Fiscal 2002 and 2001 were comprised of 52 weeks, while fiscal 2000 was comprised of 53 weeks.

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

MERCHANDISE INVENTORIES Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, the inventory valuation difference would have been immaterial on both February 1, 2003 and February 2, 2002.

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

CAPITALIZED INTEREST Interest on borrowed funds is capitalized in connection with the construction of certain long-term assets. Capitalized interest amounted to $44, $1 and $489 in fiscal 2002, 2001 and 2000, respectively.

REVENUE RECOGNITION The Company recognizes revenue from the sale of merchandise at the time the merchandise is sold. Service revenues are recognized upon completion of the service. The Company records revenue net of an allowance for estimated future returns. Return activity is immaterial to revenue and results of operations in all periods presented.

WARRANTY RESERVE The Company provides warranties for both its merchandise sales and service labor. Warranties for merchandise are generally covered by its vendors, with the Company covering any costs above the vendor's stipulated allowance. Service labor warranties are covered in full by the Company on a limited lifetime basis. The Company establishes its warranty reserves based on historical data of warranty transactions.

Components of the reserve for warranty costs for fiscal years ending February 1, 2003 and February 2, 2002 are as follows:


------------------------------------------------------------------------
Beginning balance at February 3, 2001                     $        553

Additions related to current year sales                         12,006

Warranty costs incurred in current year                        (10,282)

Adjustments to accruals related to
  prior year sales                                                   -
------------------------------------------------------------------------
Ending Balance at February 2, 2002                               2,277

Additions related to current year sales                          8,813

Warranty costs incurred in current year                        (10,179)

Adjustments to accruals related to
  prior year sales                                                   -
------------------------------------------------------------------------
Ending Balance at February 1, 2003                        $        911
------------------------------------------------------------------------


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

ADVERTISING The Company expenses the production costs of advertising the first time the advertising takes place. The Company nets cooperative advertising reimbursements against costs incurred. Net advertising expense for fiscal 2002, 2001 and 2000 was $11,733, $6,828 and $0, respectively. No advertising costs were recorded as assets as of February 1, 2003 or February 2, 2002.

STORE OPENING COSTS The costs of opening new stores are expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard prescribes the method for asset impairment evaluation for long-lived assets and certain identifiable intangibles that are either held and used or to be disposed of. The Company evaluates the ability to recover long-lived assets whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. In the event assets are impaired, losses are recognized to the extent the carrying value exceeds the fair value. In addition, the Company reports assets to be disposed of at the lower of the carrying amount or the fair market value less selling costs.

During fiscal 2000, the Company, as a result of its ongoing review of the performance of its stores, identified certain stores whose cash flow trend indicated that the carrying value may not be fully recoverable. An impairment charge of $5,735 was recorded for these stores in costs of merchandise sales on the consolidated statement of operations. The charge reflects the difference between carrying value and fair value. Fair value was based on sales of similar assets or other estimates of fair value developed by Company management.


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

ACCOUNTING FOR STOCK-BASED COMPENSATION At February 1, 2003, the Company has two stock-based employee compensation plans, which are described in full in
Note 10, "Stock Option Plans." The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:



                                                February 1,         February 2,           February 3,
                                                      2003                2002                  2001
-----------------------------------------------------------------------------------------------------------
Net earnings (loss):
    As reported                                   $ 43,800            $ 35,335              $ (51,094)
      Less:  Total stock-based compensation
             expense determined under fair
             value-based method, net of tax         (3,510)             (3,892)                (4,217)
-----------------------------------------------------------------------------------------------------------
    Pro forma                                     $ 40,290            $ 31,443              $ (55,311)
-----------------------------------------------------------------------------------------------------------

Net earnings (loss) per share:

Basic:

    As reported                                   $    .85            $    .69              $  (1.00)
    Pro forma                                     $    .78            $    .62              $  (1.08)
-----------------------------------------------------------------------------------------------------------

Diluted:

    As reported                                   $    .82            $    .68              $  (1.00)
    Pro forma                                     $    .75            $    .61              $  (1.08)
-----------------------------------------------------------------------------------------------------------

The fair value of each option granted during fiscal 2002, 2001 and 2000 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:



-------------------------------------------------------------------------------
                                  February 1,   February 2,   February 3,
Year ended                              2003          2002          2001
-------------------------------------------------------------------------------
Dividend yield                         1.44%         1.29%          .90%
Expected volatility                      41%           39%           40%
Risk-free interest rate range:
  high                                  5.4%          5.5%          6.7%
  low                                   2.3%          2.8%          5.8%

Ranges of expected lives in years       4-8           4-8           4-8
-------------------------------------------------------------------------------

COMPREHENSIVE INCOME Comprehensive income is reported in accordance with SFAS No. 130, "Reporting Comprehensive Income." Other comprehensive income includes minimum pension liability adjustments.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES In November 2002, the Financial Accounting Standards Board (FASB) issued Financial Interpretation Number (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements regarding certain guarantees that it has issued, and requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, FIN 45 requires a reconciliation of changes in an entity's product warranty liabilities.

SEGMENT INFORMATION The Company reports segment information in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company operates in one industry, the automotive aftermarket. In accordance with SFAS No. 131, the Company aggregates all of its stores and reports one operating segment.

Sales by major product categories are as follows:


                                February 1,          February 2,             February 3,
Year ended                            2003                 2002                    2001
----------------------------------------------------------------------------------------
Parts and accessories           $1,409,398           $1,404,104              $1,547,020
Tires                              347,277              361,539                 410,460
----------------------------------------------------------------------------------------
Total merchandise sales          1,756,675            1,765,643               1,957,480

Service                            415,813              418,917                 460,988
----------------------------------------------------------------------------------------
Total Revenues                  $2,172,488           $2,184,560              $2,418,468
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

RECENTLY ADOPTED ACCOUNTING STANDARDS In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends SFAS No. 123 to require more prominent and frequent disclosures in financial statements pertaining to the effect on reported net income with respect to stock-based compensation. These provisions are effective for fiscal years ending after December 15, 2002. The Company adopted the provisions of SFAS No. 148 with respect to the disclosure requirements in the fourth quarter of fiscal 2002.

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements regarding certain guarantees that it has issued, and requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, FIN 45 requires a reconciliation of changes in an entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted this statement in the fourth quarter of fiscal 2002 with no material effect on its consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." This consensus addresses the accounting issues pertaining to cash consideration received by a reseller from a vendor, and is applicable for new arrangements or modification of existing arrangements entered into after December 31, 2002. The Company has adopted the provisions of this consensus in the fourth quarter of fiscal 2002 with no material effect on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)."
SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted this statement in the fourth quarter of fiscal 2002 with no material effect on its consolidated financial statements.

In fiscal 2001, the EITF issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This consensus deals with accounting for certain types of sales incentives and other consideration offered by companies to their customers. This consensus is effective in fiscal years beginning after December 15, 2001. The Company adopted this statement in the first quarter of fiscal 2002 with no material effect on its consolidated financial statements.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This SFAS supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement in the first quarter of fiscal 2002 with no material effect on its consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement apply to all business combinations initiated after June 30, 2001. SFAS 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. Adoption of SFAS 142 will result in ceasing amortization of goodwill. All of the provisions of the statement are effective in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company adopted this statement in the first quarter of fiscal 2002 with no material effect on its consolidated financial statements as it does not have goodwill or other acquired tangible assets on its consolidated balance sheet.

NEW ACCOUNTING STANDARDS In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46, an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of any expected losses from the variable interest entity's activities, is entitled to receive any expected residual returns of the variable interest entity, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and applies in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003.

The Company has adopted the guidance of FIN 46 for newly created variable interest entities in the fourth quarter of fiscal 2002 with no material effect on its consolidated financial statements. The Company will adopt FIN 46 for variable interest entities created prior to February 1, 2003 in the third quarter of fiscal 2003. The adoption of FIN 46 will apply to the $132,000 of real estate leased by the Company under its $143,000 operating lease facility, which would qualify as a variable interest entity under this interpretation. If this operating lease facility exists as of August 3, 2003, the Company would consolidate this entity and record a liability of $132,000 and the corresponding assets, net of accumulated depreciation. The Company is planning to refinance this facility prior to August 3, 2003, so that it is not required to consolidate this entity under FIN 46.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." As a result of rescinding FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30, "Reporting the Results of Operations." This statement also amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company will adopt the provisions of SFAS No. 145 during the first quarter of fiscal 2003. For the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001, the Company recorded extraordinary items pertaining to the extinguishment of debt, net of tax, of $(239), $(765), and $2,054, respectively. Accordingly, reclassifications of these items to earnings before extraordinary items will be made throughout fiscal 2003 to maintain comparability for the reported periods.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company will adopt the provisions of SFAS No. 143 in the first quarter of fiscal 2003, and will recognize an asset of $2,844, accumulated depreciation of $2,247, a liability of $4,540 and a cumulative effect of a change in accounting principle before taxes of $3,943 ($2,484, net of tax) on its consolidated financial statements.

RECLASSIFICATIONS Certain reclassifications have been made to the prior years' consolidated financial statements to provide comparability with the current year's presentation.

NOTE 2 - DEBT


LONG-TERM DEBT
------------------------------------------------------------------------------------------------------------

                                                         February 1, 2003                 February 2, 2002
------------------------------------------------------------------------------------------------------------
Medium-term notes, 6.7% to 6.9%, due
   March 2004 through March 2006                                 $100,000                         $100,000

7% notes due June 2005                                            100,000                          100,000

6.92% Term enhanced remarketable securities,
   due July 2016                                                  100,000                          100,000

6.625% notes due May 2003                                          75,000                           75,000

Medium-term notes, 6.4% to 6.7%, due
   November 2004 through September 2007                            51,215                          144,005

Senior secured credit facility, payable
   through July 2003 and July 2006                                 42,588                           71,625

Other notes payable, 3.8% to 8%                                     7,361                            7,472

Capital lease obligations, payable
   through July 2004                                                  748                               89

Revolving credit agreement                                            547                           70,842
------------------------------------------------------------------------------------------------------------
                                                                  477,459                          669,033
Less current maturities                                           101,882                          124,615
------------------------------------------------------------------------------------------------------------

Total Long-Term Debt                                             $375,577                         $544,418
------------------------------------------------------------------------------------------------------------

In January 2003, the Company reclassified $6,000 of other notes payable, due January 1, 2004, to current liabilities on the consolidated balance sheet.

In the third quarter of fiscal 2002, the Company retired $42,875 aggregate principal amount of the remaining $43,005 of the Medium-Term Notes with an original maturity date of September 2007. These notes were redeemed at the option of the holders. The after-tax extraordinary loss was $110.

In the second quarter of fiscal 2002, the Company reclassified the $75,000, 6.625% notes with a stated maturity date of May 15, 2003 to current liabilities on the consolidated balance sheet.

In the second quarter of fiscal 2002, the Company retired $49,915 aggregate principal amount of the $50,000 Medium-Term Note with an original maturity date of July 2007. These notes were redeemed at the option of the holders. The after-tax extraordinary loss was $129.

In June 2001, the Company obtained $90,000 in a Senior Secured Credit Facility. The Facility, which is secured by certain equipment and real estate with a total book value as of February 1, 2003 of $89,960, was issued in two tranches. Tranche A is a term loan for $45,000 with an interest rate based on London Interbank Offered Rate (LIBOR) plus 3.65%. Tranche A is structured as a two-year term loan payable in equal installments with the final payment due in fiscal 2003. The weighted average interest rate on Tranche A was 5.5% at February 1, 2003 and 6.7% at February 2, 2002. Tranche B is a term loan for $45,000 with an interest rate of LIBOR plus 3.95%. Tranche B is structured as a five-year term loan payable in equal installments with the final payment due in 2006. The weighted average interest rate on Tranche B was 5.8% at February 1, 2003 and 6.9% at February 2, 2002. The Senior Secured Credit Facility is subject to certain financial covenants.

In September 2000, the Company entered into a new revolving credit agreement. The new revolving credit agreement provides up to $225,000 of borrowing availability, which is collateralized by inventory and accounts receivable. Funds may be drawn and repaid anytime prior to September 10, 2004. Sixty days prior to each anniversary date, the Company may request and, upon agreement with the bank, extend the maturity of this facility an additional year. The interest rate on any loan is equal to the LIBOR plus 1.75%, and increases in 0.25% increments as the excess availability falls below $50,000. The revolver is subject to financial covenants. This revolver replaces the previous revolver the Company had with nine major banks, which provided up to $200,000 in borrowings. The Company recorded an after-tax extraordinary loss related to the extinguishment of its previous revolving credit agreement of $931. The weighted average interest rate on borrowings under the revolving credit agreement was 3.8% and 6.2% at February 1, 2003 and February 2, 2002, respectively.

In June 2000, the Company repurchased $5,995 face value of the $49,000 Medium-Term Note. The after-tax extraordinary gain was $960.

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

The other notes payable have a weighted average interest rate of 5.7% at February 1, 2003 and 4.9% at February 2, 2002, and mature at various times through August 2016. Certain of these notes are collateralized by land and buildings with an aggregate carrying value of approximately $7,116 and $7,260 at February 1, 2003 and February 2, 2002, respectively.





CONVERTIBLE DEBT
------------------------------------------------------------------------------------------------------------

                                                         February 1, 2003                 February 2, 2002
------------------------------------------------------------------------------------------------------------
4.25% Senior convertible notes,
   due June 2007                                                 $150,000                         $      -

Less current maturities                                                 -                                -
------------------------------------------------------------------------------------------------------------

Total Long-Term Convertible Debt                                 $150,000                         $      -
------------------------------------------------------------------------------------------------------------

On May 21, 2002, the Company issued $150,000 aggregate principal amount of 4.25% Convertible Senior Notes due June 1, 2007. The notes are unsecured and jointly and severally guaranteed by the Company's wholly-owned direct and indirect operating subsidiaries, The Pep Boys Manny Moe & Jack of California, Pep Boys - Manny, Moe & Jack of Delaware, Inc. and Pep Boys - Manny, Moe & Jack of Puerto Rico, Inc. The notes may be converted into shares of Pep Boys common stock at any time prior to their maturity unless they have been previously repurchased or redeemed by the Company. The conversion rate is 44.6484 shares per each $1,000 principal amount of notes, equivalent to a conversion price of approximately $22.40 per share. Interest on the notes is payable by the Company on June 1 and December 1 of each year, beginning December 1, 2002.

In fiscal 2001, the Company repurchased the remaining $241,504 face value of its Liquid Yield Option Notes (LYONs). The book value of the repurchased LYONs was $161,812 and the net after-tax extraordinary loss was $765.

In fiscal 2000, the Company repurchased $30,200 face value of its LYONs. The book value of the repurchased LYONs was $19,226 and the after-tax extraordinary gain was $2,025.

On September 20, 1996, the Company issued $271,704 principal amount (at maturity) of LYONs with a price to the public of $150,000. The net proceeds to the Company were $146,250. These notes were retired in fiscal 2001 as stated above.

Several of the Company's debt agreements require the maintenance of certain financial ratios and compliance with covenants. Approximately $37,319 of the Company's net worth was not restricted by these covenants as of February 1, 2003. The Company was in compliance with all such ratios and covenants at February 1, 2003.

The annual maturities of all long-term debt and capital lease commitments for the next five years are:



                               Long-Term         Capital
Year                                Debt         Leases              Total
------------------------------------------------------------------------------

2003                           $ 101,183         $   699         $ 101,882
2004                             117,562              49           117,611
2005                             109,017               -           109,017
2006                             148,468               -           148,468
2007                             150,235               -           150,235
Thereafter                           246               -               246
------------------------------------------------------------------------------
Total                          $ 626,711         $   748         $ 627,459
------------------------------------------------------------------------------

The Company was contingently liable for outstanding letters of credit in the amount of approximately $42,879 at February 1, 2003. The Company was also contingently liable for surety bonds in the amount of approximately $9,375 at February 1, 2003.

NOTE 3 - ACCRUED EXPENSES

The Company's accrued expenses for fiscal years ended February 1, 2003 and February 2, 2002 were as follows:



                                February 1,     February 2,
Year ended                            2003            2002
-----------------------------------------------------------

Medical and casualty insurance   $ 124,571       $ 111,136
Accrued compensation and
  related taxes                     49,923          45,494
Other                               57,761          60,763
-----------------------------------------------------------
Total                            $ 232,255       $ 217,393
-----------------------------------------------------------

NOTE 4 - LEASE AND OTHER COMMITMENTS

In May 2001, the Company sold certain operating assets for $14,000. The assets were leased back from the purchaser in a lease structured as a one-year term with three one-year renewal options. The resulting lease is being accounted for as an operating lease and the gain of $3,817 from the sale of the certain operating assets is deferred until the lease term is completed and the residual guarantee is satisfied, at which time the gain will be recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of operations.

In January 2001, the Company sold certain assets for $10,464. The assets were leased back from the purchaser on a month to month renewable term basis with a residual guarantee given by the Company at the end of the lease term. The resulting lease is being accounted for as an operating lease and the gain of $593 from the sale of the certain assets is deferred until the lease term is completed and the residual guarantee is satisfied, at which time the gain will be recorded in costs of merchandise sales on the consolidated statement of operations.

In September 2000, the Company entered into a $143,000 real estate operating lease facility with leased property trusts, established as an unconsolidated special-purpose entity. The real estate operating lease facility, which has an interest rate of LIBOR plus 1.85%, replaces $143,000 of leases, which had an interest rate of LIBOR plus 2.27%. The Company, as a result of replacing the existing operating leases, recorded a pretax charge to fiscal 2000 earnings of $1,630 of unamortized lease costs, which was recorded in the costs of merchandise sales section of the consolidated statement of operations. The $143,000 real estate operating lease facility has a four-year term with a guaranteed residual value. At February 1, 2003, the Company had approximately $132,000 of real estate leased under the facility and the maximum amount of the residual guarantee relative to the real estate under the lease is approximately $92,372. The Company expects the fair market value of the leased real estate, subject to the purchase option or sale to a third party, to substantially reduce or eliminate the Company's payment under the residual guarantee at the end of the lease term.

The Company leases certain property and equipment under operating leases and capital leases which contain renewal and escalation clauses. Future minimum rental commitments for noncancelable operating leases and capital leases in effect as of February 1, 2003 are shown in the table below. All amounts are exclusive of lease obligations and sublease rentals applicable to stores for which reserves in conjunction with the Profit Enhancement Plan have previously been established. The aggregate minimum rental commitments for such leases having terms of more than one year are approximately:


-------------------------------------------------------------------------------
                                       Operating         Capital
Year                                   Leases            Leases
-------------------------------------------------------------------------------

2003                                  $ 46,640          $    734
2004                                    43,485                49
2005                                    36,634                 -
2006                                    36,487                 -
2007                                    36,313                 -
Thereafter                             301,081                 -
                                      --------          --------
Aggregate minimum lease commitments   $500,640               783
                                      ========
Less:  Interest on capital leases                             35
                                                         -------
Present Value of Net Minimum Lease
 Commitments                                            $    748
                                                        ========
-------------------------------------------------------------------------------

Rental expenses incurred for operating leases in fiscal 2002, 2001 and 2000 were $64,266, $64,434 and $63,206, respectively.

In October 2001, the Company entered into a contractual commitment to purchase media advertising services with equal annual purchase requirements totaling $39,773 over four years. As of February 1, 2003, the Company was obligated to purchase an outstanding balance of $23,393. The minimum required purchases for each of the remaining three years of this commitment are as follows: 2003 - $5,993; 2004 - $9,943; 2005 - $7,457.

The Company has a commitment due in the next year of $4,900 related to the non-renewal of the Chairman and CEO's employment agreement.

NOTE 5 - STOCKHOLDERS' EQUITY

SHARE REPURCHASE - TREASURY STOCK On February 1, 1999, the Company repurchased 11,276,698 of its common shares outstanding pursuant to a Dutch Auction self-tender offer at a price of $16.00 per share. The repurchased shares included 1,276,698 common shares which were repurchased as a result of the Company exercising its option to purchase an additional 2% of its outstanding shares. Expenses related to the share repurchase were approximately $1,638 and were included as part of the cost of the shares acquired. A portion of the treasury shares will be used by the Company to provide benefits to employees under its compensation plans and in conjunction with the Company's dividend reinvestment program. As of February 1, 2003, the Company has reflected 10,070,729 shares of its common stock at a cost of $162,595 as "cost of shares in treasury" on the Company's consolidated balance sheet.

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

BENEFITS TRUST On April 29, 1994, the Company established a flexible employee benefits trust with the intention of purchasing up to $75,000 worth of the Company's common shares. The repurchased shares will be held in the trust and will be used to fund the Company's existing benefit plan obligations including healthcare programs, savings and retirement plans and other benefit obligations. The trust will allocate or sell the repurchased shares through 2023 to fund these benefit programs. As shares are released from the trust, the Company will charge or credit additional paid-in capital for the difference between the fair value of shares released and the original cost of the shares to the trust. For financial reporting purposes, the trust is consolidated with the accounts of the Company. All dividend and interest transactions between the trust and the Company are eliminated. In connection with the Dutch Auction self-tender offer, 37,230 shares were tendered at a price of $16.00 per share in fiscal 1999. At February 1, 2003, the Company has reflected 2,195,270 shares of its common stock at a cost of $59,264 as "cost of shares in benefits trust" on the Company's consolidated balance sheet.

NOTE 6 - PROFIT ENHANCEMENT PLAN

In the third quarter of fiscal 2000, the Company comprehensively reviewed its field, distribution and Store Support Center infrastructure and the performance of each of its stores. As a result, the Company implemented a number of changes that have improved its performance. These changes included the closure of 38 under-performing stores and two distribution centers and reductions in store operating hours and the Store Support Center infrastructure.

PLAN UPDATE

The Company is progressing towards the disposal of the 38 stores (11 owned and 27 leased), two distribution centers and two development parcels that were closed or abandoned in connection with the Profit Enhancement Plan. As of February 1, 2003, the Company had disposed of 22 of the closed stores, the two distribution centers and the two development parcels. During fiscal 2002, the Company decided to lease rather than sell three of the closed stores due to changes in the real estate market. As a result, the Company reclassified these three owned properties as assets held for use. The Company estimates that the remaining closed stores (one owned and 12 leased) will be disposed of by the end of the third quarter of fiscal 2003.

ASSETS HELD FOR DISPOSAL

As of February 1, 2003, the assets held for disposal included the building and land of one remaining closed store owned by the Company, which has a carrying value of $1,146. This property was sold in the first quarter of fiscal 2003. The Company has sold nine of the 13 owned properties originally held for sale, which included the two development parcels. Additionally, the Company decided to lease rather than sell three of the closed stores due to changes in the real estate market. As a result, the Company reclassified these three owned properties as assets held for use at their estimated market value. The market value of each such property was lower than cost adjusted for depreciation.

In fiscal 2002, the Company sold six and reclassified three (as assets held for use) of the 13 owned properties. The six properties were sold for $8,446, net of commissions, and resulted in a loss of $666, which was recorded in costs of merchandise sales on the consolidated statement of operations. In addition, the Company adjusted the carrying values of certain assets held for disposal, which resulted in a net decrease of $160, which was recorded in costs of merchandise sales on the consolidated statement of operations.

In fiscal 2001, the Company sold three of the 13 owned properties for $4,103, net of commissions, and resulted in a loss of $691, which was recorded in costs of merchandise sales and selling, general and administrative expenses on the consolidated statement of operations. In addition, the Company recorded a downward revision in the estimated values for certain properties of $1,496 in fiscal 2001. This expense was recorded in costs of merchandise sales on the consolidated statement of operations. In fiscal 2001, the Company recorded a loss for equipment held for disposal of $162, which was due primarily to a reduction in the Company's estimated proceeds.

In fiscal 2000, the Company recorded charges related to the write-down of assets to fair value of $58,754. These charges were associated with the closure of the 38 stores, two distribution centers, the write-off of certain equipment and the abandonment of two development parcels.

LEASE RESERVE

As of February 1, 2003, the Company was able to sublease eight and exit the lease of an additional seven of the 27 leased stores. The Company expects the remaining 12 closed stores that are leased to be subleased or otherwise disposed of by the end of the third quarter of fiscal 2003.

The Company increased the lease reserve $901 during fiscal 2002. This increase is due primarily to an increase in the time that it is expected to take to sublease certain properties, offset, in part, by an increase in the estimated sublease rates. The effect of these adjustments was recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of operations.

The Company increased the lease reserve $1,644 during fiscal 2001. This change in the reserve was a result of a $3,834 increase due primarily to an increase in the estimated amount of time it was expected to take the Company to sublease certain properties and a decrease in estimated sublease rates. The reserve increase was offset, in part, by a $2,190 decrease due primarily to lower than estimated commissions and lease exit costs on subleases for certain properties. The effects of these adjustments were recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of operations.

In fiscal 2000, the Company recorded a reserve of $7,916 for leases of properties included in the Profit Enhancement Plan. The Company increased the reserve by $113 during the remainder of fiscal 2000. These changes in the reserve were a result of a $1,176 increase due to an increase in the estimated lease payments related to the closed stores. The increase was offset, in part, by a $1,063 decrease due primarily to an increase in the estimated sublease rates coupled with lower lease-related expenses. The effects of these adjustments were recorded in costs of merchandise sales and costs of service revenue on the consolidated statement of operations.

ON-GOING EXPENSES

The on-going expense reserve represents exit activity costs which are not associated with or do not benefit the Company's continuing activities. These costs are necessary to maintain the remaining closed stores until sold, sublet or otherwise disposed. The on-going costs reserve includes general maintenance costs such as utilities, security, telephone, real estate taxes and personal property taxes which will be incurred until the properties are disposed. The reserve for on-going costs will diminish as sites are sold, sublet or otherwise disposed. These disposals are expected to be completed by the end of the third quarter of fiscal 2003.

In fiscal 2002, the Company increased the on-going expense reserve by $802. This increase is due primarily to an increase in the length of time that it is expected to take to sublease, sell or otherwise dispose of the remaining properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses on the consolidated statement of operations.

In fiscal 2001, the Company increased the on-going expense reserve by $595. This increase was due primarily to a $1,214 increase in the reserve due to an increase in the estimated time it was expected to take to sublease, sell or otherwise dispose of the remaining properties offset, in part, by a $619 decrease due to lower than anticipated cost for utilities and security. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses on the consolidated statement of operations.

In fiscal 2000, the Company recorded a reserve of $3,944 for on-going expenses associated with the properties included in the Profit Enhancement Plan. The Company increased the on-going expense reserve by $361 during the remainder of fiscal 2000. This increase was due to an increase in the estimated time it was expected to take to sublease, sell or otherwise dispose of the remaining properties. This adjustment was recorded in costs of merchandise sales, costs of service revenue, and selling, general and administrative expenses on the consolidated statement of operations.

SEVERANCE RESERVE

In fiscal 2001, the severance reserve was completed. Therefore, there was no activity to this reserve in fiscal 2002. In fiscal 2001, the Company reversed $69 of severance because certain employees who originally expected to receive severance failed to qualify to receive payments. In addition, final severance payments were lower than estimated. Each of these reversals was recorded through the line it was originally charged in the consolidated statements of operations.

In fiscal 2000, the Company recorded a reserve of $1,694 for severance associated with the Profit Enhancement Plan. During the remainder of fiscal 2000, the Company reversed $272 of severance due to certain employees' acceptance into other positions within the Company and other employees failing to qualify to receive payments. Each reversal was recorded through the line it was originally charged in the consolidated statements of operations.

The total number of employees separated due to the Profit Enhancement Plan was approximately 1,000. The 1,000 employees were composed of 76% store employees, 13% distribution employees, and 11% Store Support Center and field administrative employees. The total severance paid in connection with the Profit Enhancement Plan was $1,353.

NON-RESERVABLE EXPENSES

Non-reservable expenses are those costs which could not be reserved, but were incurred as a result of the Profit Enhancement Plan. These expenses related to costs incurred which had a future economic benefit to the Company, such as the transferring of inventory and equipment out of properties closed by the Profit Enhancement Plan.

There were no expenses of this nature incurred in fiscal 2002. In fiscal 2001, expenses of this nature incurred were $678. These expenses related to the completion of the removal of inventory and equipment from the closed distribution centers. In fiscal 2000, expenses of this nature incurred were $3,611. These expenses were for inventory and equipment handling related to the closure of the 38 stores and the two distribution centers. The fiscal 2000 expenses were offset by a recovery of certain benefit expenses related to the reduction in workforce.

PROFIT ENHANCEMENT PLAN EXPENSE SUMMARY

Following are tables summarizing expenses related to the Profit Enhancement Plan for fiscal 2002, 2001 and 2000. The details and reasons for the original charge and changes to the charge are as described above in the respective reserve categories.



Income Statement         Fiscal       Fiscal        Fiscal
Classification             2002         2001          2000
-----------------------------------------------------------------
Costs of
   merchandise sales     $2,014       $4,169        $67,085

Costs of
   service revenue          491          813          5,232

Selling, general and
   administrative            24          215          2,628
-----------------------------------------------------------------
Total Expenses           $2,529       $5,197        $74,945
-----------------------------------------------------------------

At the end of the third quarter of fiscal 2000, the Company set up a reserve liability account, which is included in accrued expenses on the consolidated balance sheet. This liability account tracks all accruals including remaining rent on leases net of sublease income, severance, and on-going expenses for the closed properties. The following chart reconciles the change in reserve:



                          Lease         Fixed                On-going
                          Expenses      Assets   Severance   Expenses       Total
-----------------------------------------------------------------------------------------

Reserve Balance
  at Feb. 3, 2001         $ 7,054      $     -     $   209    $ 2,960     $ 10,223

Addition                    3,834        2,440           -      1,214        7,488

Utilization                (5,548)      (2,349)       (140)    (2,235)     (10,272)

Adjustment                 (2,190)         (91)        (69)      (619)      (2,969)
-----------------------------------------------------------------------------------------
Reserve Balance
  at Feb. 2, 2002           3,150            -           -      1,320        4,470

Addition                    1,825          826           -        802        3,453

Utilization                (2,959)        (826)          -     (1,680)      (5,465)

Adjustment                   (924)           -           -          -         (924)
-----------------------------------------------------------------------------------------
Reserve Balance
  at Feb. 1, 2003         $ 1,092      $     -     $     -    $   442     $  1,534
-----------------------------------------------------------------------------------------

NOTE 7 - SUPPLEMENTAL GUARANTOR INFORMATION - CONVERTIBLE SENIOR NOTES

On May 21, 2002, the Company issued $150,000 aggregate principal amount of 4.25% Convertible Senior Notes. The notes are jointly and severally guaranteed by the Company's wholly-owned direct and indirect operating subsidiaries ("subsidiary guarantors"), The Pep Boys Manny Moe & Jack of California,
Pep Boys - Manny, Moe & Jack of Delaware, Inc. and Pep Boys - Manny, Moe & Jack of Puerto Rico, Inc.

The following are consolidating balance sheets of the Company as of February 1, 2003 and February 2, 2002 and the related consolidating statements of operations and consolidating statements of cash flows for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001:




CONSOLIDATING BALANCE SHEET


                                                                                       Non-
                                                                    Subsidiary      guarantor
Year ended February 1, 2003                             Pep Boys    Guarantors    Subsidiaries     Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------


ASSETS
Current Assets:
  Cash and cash equivalents                          $    32,654   $     9,714    $       402    $           -   $    42,770
  Accounts receivable, net                                 8,122         9,794              -                -        17,916
  Merchandise inventories                                166,166       322,716              -                -       488,882
  Prepaid expenses                                        29,176        16,308         17,637          (19,375)       43,746
  Deferred income taxes                                    6,812          (819)         7,730                -        13,723
  Other                                                      107             -         56,580                -        56,687
  Assets held for disposal                                     -         1,146              -                -         1,146
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                243,037       358,859         82,349          (19,375)      664,870
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
 Land                                                     92,540       186,569              -                -       279,109
 Buildings and improvements                              313,927       622,843              -                -       936,770
 Furniture, fixtures and equipment                       286,922       317,609              -                -       604,531
 Construction in progress                                 14,764         4,686              -                -        19,450
-----------------------------------------------------------------------------------------------------------------------------
                                                         708,153     1,131,707              -                -     1,839,860
 Less accumulated depreciation and amortization          326,820       425,003              -                -       751,823
-----------------------------------------------------------------------------------------------------------------------------
    Total Property and Equipment - Net                   381,333       706,704              -                -     1,088,037
-----------------------------------------------------------------------------------------------------------------------------
Investment in subsidiaries                             1,455,877             -      1,121,299       (2,577,176)            -

Intercompany receivable                                        -       631,438        335,640         (967,078)            -

Other                                                     41,972         5,031              -                -        47,003
-----------------------------------------------------------------------------------------------------------------------------
     Total Assets                                    $ 2,122,219   $ 1,702,032    $ 1,539,288    $  (3,563,629)  $ 1,799,910
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                   $   200,044   $         9    $         -    $           -   $   200,053
  Accrued expenses                                        59,625        48,567        143,438          (19,375)      232,255
  Current maturities of long-term debt and
   obligations under capital leases                      101,882             -              -                -       101,882
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                           361,551        48,576        143,438          (19,375)      534,190
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt and obligations under capital
 leases, less current maturities                         375,216           361              -                -       375,577
Convertible long-term debt,
 less current maturities                                 150,000             -              -                -       150,000
Other long-term liabilities                                5,955        19,201              -                -        25,156
Intercompany liabilities                                 544,877       422,201              -         (967,078)            -
Deferred income taxes                                     33,322        27,341              -                -        60,663
Deferred gain on sale leaseback                            1,306         3,026              -                -         4,332
Stockholders' Equity:
  Common stock                                            63,911         1,501            101           (1,602)       63,911
  Additional paid-in capital                             177,244       240,359        200,398         (440,757)      177,244
  Retained earnings                                      630,847       939,466      1,195,351       (2,134,817)      630,847
  Accumulated other comprehensive loss                      (151)            -              -                -          (151)
-----------------------------------------------------------------------------------------------------------------------------
                                                         871,851     1,181,326      1,395,850       (2,577,176)      871,851

  Less:
  Cost of shares in treasury                             162,595             -              -                -       162,595
  Cost of shares in benefits trust                        59,264             -              -                -        59,264
-----------------------------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                          649,992     1,181,326      1,395,850       (2,577,176)      649,992
-----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity      $ 2,122,219   $ 1,702,032    $ 1,539,288    $  (3,563,629)  $ 1,799,910
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING BALANCE SHEET


                                                                                       Non-
                                                                    Subsidiary      guarantor
Year ended February 2, 2002                             Pep Boys    Guarantors    Subsidiaries     Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------


ASSETS
Current Assets:
  Cash and cash equivalents                          $     4,796   $    10,874    $       311    $           -   $    15,981
  Accounts receivable, net                                17,124           928              -                -        18,052
  Merchandise inventories                                176,696       342,777              -                -       519,473
  Prepaid expenses                                        42,384       (15,815)        17,851           (2,250)       42,170
  Deferred income taxes                                    6,581        (4,220)         6,942                -         9,303
  Other                                                        3             -         67,305          (15,000)       52,308
  Assets held for disposal                                 2,755        13,252              -                -        16,007
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                250,339       347,796         92,409          (17,250)      673,294
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
 Land                                                     92,661       185,065              -                -       277,726
 Buildings and improvements                              308,444       613,621              -                -       922,065
 Furniture, fixtures and equipment                       273,028       310,890              -                -       583,918
 Construction in progress                                  5,380         5,361              -                -        10,741
-----------------------------------------------------------------------------------------------------------------------------
                                                         679,513     1,114,937              -                -     1,794,450
 Less accumulated depreciation and amortization          293,704       383,260              -                -       676,964
-----------------------------------------------------------------------------------------------------------------------------
    Total Property and Equipment - Net                   385,809       731,677              -                -     1,117,486
-----------------------------------------------------------------------------------------------------------------------------
Investment in subsidiaries                             1,388,724             -      1,050,494       (2,439,218)            -

Intercompany receivable                                        -       567,825        301,321         (869,146)            -

Other                                                     13,355         2,000              -                -        15,355
-----------------------------------------------------------------------------------------------------------------------------
     Total Assets                                    $ 2,038,227   $ 1,649,298    $ 1,444,224    $  (3,325,614)  $ 1,806,135
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                   $   216,076   $         9    $         -    $           -   $   216,085
  Accrued expenses                                        56,065        48,093        130,485          (17,250)      217,393
  Current maturities of long-term debt and
   obligations under capital leases                      124,615             -              -                -       124,615
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                           396,756        48,102        130,485          (17,250)      558,093
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt and obligations under capital
 leases, less current maturities                         497,603        46,815              -                -       544,418
Other long-term liabilities                                6,339        17,541              -                -        23,880
Intercompany liabilities                                 488,066       381,080              -         (869,146)            -
Deferred income taxes                                     30,357        27,153              -                -        57,510
Deferred gain on sale leaseback                            1,316         3,128              -                -         4,444
Stockholders' Equity:
  Common stock                                            63,911         1,501            101           (1,602)       63,911
  Additional paid-in capital                             177,244       240,359        200,398         (440,757)      177,244
  Retained earnings                                      601,944       883,619      1,113,240       (1,996,859)      601,944
-----------------------------------------------------------------------------------------------------------------------------
                                                         843,099     1,125,479      1,313,739       (2,439,218)      843,099

  Less:
  Cost of shares in treasury                             166,045             -              -                -       166,045
  Cost of shares in benefits trust                        59,264             -              -                -        59,264
-----------------------------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                          617,790     1,125,479      1,313,739       (2,439,218)      617,790
-----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity      $ 2,038,227   $ 1,649,298    $ 1,444,224    $  (3,325,614)  $ 1,806,135
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS


                                                                                       Non-
                                                                    Subsidiary      guarantor
Year ended February 1, 2003                             Pep Boys    Guarantors    Subsidiaries     Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   603,294   $ 1,153,381    $         -    $          -    $ 1,756,675
Service Revenue                                          145,365       270,448              -               -        415,813
Other Revenue                                                  -             -         26,075         (26,075)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           748,659     1,423,829         26,075         (26,075)     2,172,488
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               419,006       807,821              -               -      1,226,827
Costs of Service Revenue                                 105,358       206,192              -               -        311,550
Costs of Other Revenue                                         -             -         29,498         (29,498)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  524,364     1,014,013         29,498         (29,498)     1,538,377
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                      184,288       345,560              -               -        529,848
Gross Profit from Service Revenue                         40,007        64,256              -               -        104,263
Gross Loss from Other Revenue                                  -             -         (3,423)          3,423              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                224,295       409,816         (3,423)          3,423        634,111
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses             173,037       343,669            317           3,423        520,446
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                   51,258        66,147         (3,740)              -        113,665
Equity in Earnings of Subsidiaries                        67,153             -         70,805        (137,958)             -
Non-operating (Expense) Income                           (16,977)       47,332         21,113         (48,371)         3,097
Interest Expense                                          69,720        25,509              -         (48,371)        46,858
-----------------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                              31,714        87,970         88,178        (137,958)        69,904

Income Tax (Benefit) Expense                             (12,325)       32,124          6,066               -         25,865
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings Before Extraordinary Items                   44,039        55,846         82,112        (137,958)        44,039
Extraordinary Items, Net of Tax                             (239)            -              -               -           (239)
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings                                         $    43,800   $    55,846    $    82,112    $   (137,958)   $    43,800
-----------------------------------------------------------------------------------------------------------------------------

                                       58


CONSOLIDATING STATEMENT OF OPERATIONS


                                                                                       Non-
                                                                    Subsidiary      guarantor
Year ended February 2, 2002                             Pep Boys    Guarantors    Subsidiaries     Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   605,375   $ 1,160,268    $         -    $          -    $ 1,765,643
Service Revenue                                          148,396       270,521              -               -        418,917
Other Revenue                                                  -             -         22,588         (22,588)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           753,771     1,430,789         22,588         (22,588)     2,184,560
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               429,108       821,300              -               -      1,250,408
Costs of Service Revenue                                 110,145       205,766              -               -        315,911
Costs of Other Revenue                                         -             -         26,118         (26,118)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  539,253     1,027,066         26,118         (26,118)     1,566,319
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                      176,267       338,968              -               -        515,235
Gross Profit from Service Revenue                         38,251        64,755              -               -        103,006
Gross Loss from Other Revenue                                  -             -         (3,530)          3,530              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                214,518       403,723         (3,530)          3,530        618,241
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses             172,529       337,583            304           3,530        513,946
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                   41,989        66,140         (3,834)              -        104,295
Equity in Earnings of Subsidiaries                        65,109             -         73,910        (139,019)             -
Non-operating (Expense) Income                           (16,795)       49,962         22,979         (52,702)         3,444
Interest Expense                                          72,243        31,794              -         (52,702)        51,335
-----------------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                              18,060        84,308         93,055        (139,019)        56,404

Income Tax (Benefit) Expense                             (18,040)       31,643          6,701               -         20,304
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings Before Extraordinary Items                   36,100        52,665         86,354        (139,019)        36,100
Extraordinary Items, Net of Tax                             (765)            -              -               -           (765)
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings                                         $    35,335   $    52,665    $    86,354    $   (139,019)   $    35,335
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS


                                                                                       Non-
                                                                    Subsidiary      guarantor
Year ended February 3, 2001                             Pep Boys    Guarantors    Subsidiaries     Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   670,807   $ 1,286,673    $         -    $          -    $ 1,957,480
Service Revenue                                          164,097       296,891              -               -        460,988
Other Revenue                                                  -             -         22,672         (22,672)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           834,904     1,583,564         22,672         (22,672)     2,418,468
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               507,069       998,373              -               -      1,505,442
Costs of Service Revenue                                 132,944       248,231              -               -        381,175
Costs of Other Revenue                                         -             -         24,097         (24,097)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  640,013     1,246,604         24,097         (24,097)     1,886,617
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                      163,738       288,300              -               -        452,038
Gross Profit from Service Revenue                         31,153        48,660              -               -         79,813
Gross Loss from Other Revenue                                  -             -         (1,425)          1,425              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                194,891       336,960         (1,425)          1,425        531,851
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses             246,171       311,978            309           1,425        559,883
-----------------------------------------------------------------------------------------------------------------------------
Operating (Loss) Profit                                  (51,280)       24,982         (1,734)              -        (28,032)
Equity in Earnings of Subsidiaries                        52,268             -         85,390        (137,658)             -
Non-operating (Expense) Income                           (19,742)       68,461         23,977         (70,451)         2,245
Interest Expense                                          93,812        34,521              -         (70,451)        57,882
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings Before Income Taxes                     (112,566)       58,922        107,633        (137,658)       (83,669)

Income Tax (Benefit) Expense                             (59,418)       21,112          7,785               -        (30,521)
-----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings Before Extraordinary Items           (53,148)       37,810         99,848        (137,658)       (53,148)
Extraordinary Items, Net of Tax                            2,054             -              -               -          2,054
-----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings                                  $   (51,094)  $    37,810    $    99,848    $   (137,658)   $   (51,094)
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF CASH FLOWS


                                                                                       Non-
                                                                    Subsidiary      guarantor
Year ended February 1, 2003                             Pep Boys    Guarantors    Subsidiaries     Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
     Net Earnings                                    $   43,800     $   55,846    $    82,112    $   (137,958)   $    43,800
     Adjustments to Reconcile Net
       Earnings to Net Cash Provided
       By Operating Activities:
        Extraordinary item, net of tax                      239              -              -               -            239
        Depreciation and amortization                    33,858         45,693              -               -         79,551
        Deferred income taxes                             2,823         (3,211)          (788)              -         (1,176)
        Deferred gain on sale leaseback                     (11)          (101)             -               -           (112)
        Equity in earnings of subsidiaries              (67,153)             -        (70,805)        137,958              -
        Loss on assets held for disposal                     11            815              -               -            826
        Gain from sale of assets                           (218)        (1,695)             -               -         (1,913)
     Change in current assets and liabilities
        Decrease (Increase) in accounts
          receivable, prepaid expenses and other         14,769        (41,241)        10,938           2,125        (13,409)
        Decrease in merchandise inventories              10,530         20,061              -               -         30,591
        Decrease in accounts payable                    (16,032)             -              -               -        (16,032)
        Increase in accrued expenses                      3,459            472         12,953          (2,125)        14,759
        (Decrease) Increase in other
          long-term liabilities                            (384)         1,660              -               -          1,276
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                25,691         78,299         34,410               -        138,400
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
        Capital expenditures                            (27,168)       (16,743)             -               -        (43,911)
        Proceeds from sales of assets                     2,050          9,008              -               -         11,058
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                   (25,118)        (7,735)             -               -        (32,853)
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
        Net payments under line of credit
          agreements                                    (23,841)       (46,454)             -               -        (70,295)
        Repayment of life insurance policy loan         (17,908)        (2,778)             -               -        (20,686)
        Payments on capital lease obligations              (642)             -              -               -           (642)
        Reduction of long-term debt                    (121,938)             -              -               -       (121,938)
        Net proceeds from issuance of notes             146,250              -              -               -        146,250
        Intercompany loan                                56,811        (22,492)       (34,319)              -              -
        Dividends paid                                  (13,911)             -              -               -        (13,911)
        Proceeds from exercise of stock options           1,139              -              -               -          1,139
        Proceeds from dividend reinvestment plan          1,325              -              -               -          1,325
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities      27,285        (71,724)       (34,319)              -        (78,758)
-----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                          27,858         (1,160)            91               -         26,789
Cash and Cash Equivalents at Beginning of Year            4,796         10,874            311               -         15,981
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year             $   32,654     $    9,714    $       402    $          -    $    42,770
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF CASH FLOWS


                                                                                       Non-
                                                                    Subsidiary      guarantor
Year ended February 2, 2002                             Pep Boys    Guarantors    Subsidiaries     Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
     Net Earnings                                    $   35,335     $   52,665    $    86,354    $   (139,019)   $    35,335
     Adjustments to Reconcile Net
       Earnings to Net Cash Provided
       By Operating Activities:
        Extraordinary item, net of tax                      765              -              -               -            765
        Depreciation and amortization                    36,676         48,017              -               -         84,693
        Deferred income taxes                             1,110          6,730           (416)              -          7,424
        Deferred gain on sale leaseback                     (12)           (14)             -               -            (26)
        Equity in earnings of subsidiaries              (65,109)             -        (73,910)        139,019              -
        Accretion of bond discount                        3,256              -              -               -          3,256
        Loss on assets held for disposal                     24          2,325              -               -          2,349
        Gain from sale of assets                            (47)        (1,043)             -               -         (1,090)
     Change in current assets and liabilities
        (Increase) Decrease in accounts
          receivable, prepaid expenses and other        (34,572)        35,258        (18,087)         (1,325)       (18,726)
        Decrease in merchandise inventories               9,674         18,588              -               -         28,262
        Increase in accounts payable                     11,330              -              -               -         11,330
        (Decrease) Increase in accrued expenses         (16,547)        18,253          9,064           1,325         12,095
        Increase in other long-term liabilities             219          2,007              -               -          2,226
-----------------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Operating Activities     (17,898)       182,786          3,005               -        167,893
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
        Capital expenditures                            (14,392)       (10,983)             -               -        (25,375)
        Proceeds from sales of assets                     7,205         19,555              -               -         26,760
-----------------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Investing Activities      (7,187)         8,572              -               -          1,385
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
        Net payments under line of credit
          agreements                                    (19,147)       (37,729)             -               -        (56,876)
        Reduction of long-term debt                     (18,571)             -              -               -        (18,571)
        Reduction of convertible debt                  (161,056)             -              -               -       (161,056)
        Net proceeds from issuance of notes              87,522              -              -               -         87,522
        Intercompany loan                               152,962       (149,793)        (3,169)              -              -
        Dividends paid                                  (13,864)             -              -               -        (13,864)
        Proceeds from exercise of stock options             181              -              -               -            181
        Proceeds from dividend reinvestment plan          1,372              -              -               -          1,372
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities      29,399       (187,522)        (3,169)              -       (161,292)
-----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                           4,314          3,836           (164)              -          7,986
Cash and Cash Equivalents at Beginning of Year              482          7,038            475               -          7,995
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year             $    4,796     $   10,874    $       311    $          -    $    15,981
-----------------------------------------------------------------------------------------------------------------------------



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                                       Non-
                                                                    Subsidiary      guarantor
Year ended February 3, 2001                             Pep Boys    Guarantors    Subsidiaries     Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
     Net (Loss) Earnings                             $  (51,094)    $   37,810    $    99,848    $   (137,658)   $   (51,094)
     Adjustments to Reconcile Net
       Earnings to Net Cash Provided
       By Operating Activities:
        Extraordinary item, net of tax                   (2,054)             -              -               -         (2,054)
        Depreciation and amortization                    41,455         57,853              -               -         99,308
        Deferred income taxes                            (4,459)       (19,657)          (459)              -        (24,575)
        Equity in earnings of subsidiaries              (52,268)             -        (85,390)        137,658              -
        Accretion of bond discount                        6,425              -              -               -          6,425
        Loss on assets held for disposal                  4,527         49,213              -               -         53,740
        Loss on asset impairment                          2,469          3,266              -               -          5,735
        Loss from sale of assets                            745          2,906              -               -          3,651
     Change in current assets and liabilities
        Decrease (Increase) in accounts
          receivable, prepaid expenses and other         13,162           (171)        (3,339)            150          9,802
        Decrease in merchandise inventories                 324         34,839              -               -         35,163
        Decrease in accounts payable                   (114,964)             -           (347)              -       (115,311)
        Increase (Decrease) in accrued expenses           3,818        (12,154)         6,231            (150)        (2,255)
        Increase in other long-term liabilities             116            940              -               -          1,056
-----------------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Operating Activities    (151,798)       154,845         16,544               -         19,591
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
        Capital expenditures                            (24,296)       (33,040)             -               -        (57,336)
        Proceeds from sales of assets                     4,803          9,577              -               -         14,380
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                   (19,493)       (23,463)             -               -        (42,956)
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
        Net borrowings under line of credit
          agreements                                     33,446         84,089              -               -        117,535
        Reduction of long-term debt                     (75,028)             -              -               -        (75,028)
        Reduction of convertible debt                   (17,208)             -              -               -        (17,208)
        Intercompany loan                               233,972       (217,590)       (16,382)              -              -
        Dividends paid                                  (13,793)             -              -               -        (13,793)
        Proceeds from dividend reinvestment plan          1,369              -              -               -          1,369
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities     162,758       (133,501)       (16,382)              -         12,875
-----------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash                          (8,533)        (2,119)           162               -        (10,490)
Cash and Cash Equivalents at Beginning of Year            9,015          9,157            313               -         18,485
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year             $      482     $    7,038    $       475    $          -    $     7,995
-----------------------------------------------------------------------------------------------------------------------------

NOTE 8 - PENSION AND SAVINGS PLANS

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

The Company also has a Supplemental Executive Retirement Plan (SERP). This unfunded plan provides key employees designated by the Board of Directors with retirement and death benefits. Retirement benefits are based on salary and bonuses; death benefits are based on salary. Benefits paid to a participant under the defined pension plan are deducted from the benefits otherwise payable under the SERP.

Effective March 25, 2002, the Company modified the benefit formula of the SERP. These modifications resulted in a $2,101 change in benefit obligation in fiscal 2002.

In fiscal 2003, the Company anticipates an approximate settlement of $12,200 related to the SERP obligation for the Chairman and CEO. This obligation will result in an expense for settlement accounting under SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," of approximately $4,900 in fiscal 2003.

Pension expense includes the following:


                                                                  February 1,             February 2,             February 3,
Year ended                                                              2003                    2002                    2001
-----------------------------------------------------------------------------------------------------------------------------

Service cost                                                        $    587                $    328                 $   335
Interest cost                                                          2,934                   2,526                   2,443
Expected return on plan assets                                        (2,300)                 (2,162)                 (2,261)
Amortization of transition obligation                                    274                      60                      60
Amortization of prior service cost                                       297                      10                      10
Recognized actuarial loss                                              1,451                     992                     890
-----------------------------------------------------------------------------------------------------------------------------

Total Pension Expense                                               $  3,243                $  1,754                $  1,477
-----------------------------------------------------------------------------------------------------------------------------

Pension plan assets are stated at fair market value and are composed primarily of money market funds, stock index funds, fixed income investments with maturities of less than five years, and the Company's common stock.

The following table sets forth the reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company's plans:

                                                                         February 1,            February 2,
Year ended                                                                     2003                   2002
--------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation:

    Benefit obligation at beginning of year                                $ 37,098                $34,517
    Service cost                                                                587                    328
    Interest cost                                                             2,934                  2,526
    Plan amendments                                                           2,101                      -
    Actuarial loss                                                            5,202                  1,014
    Benefits paid                                                            (1,335)                (1,287)
---------------------------------------------------------------------------------------------------------------
Benefit Obligation at End of Year                                          $ 46,587                $37,098
---------------------------------------------------------------------------------------------------------------

Change in Plan Assets:

    Fair value of plan assets at beginning of year                         $ 27,314                $25,854
    Actual return on plan assets (net of expenses)                           (1,867)                 1,816
    Employer contributions                                                    6,975                    931
    Benefits paid                                                            (1,335)                (1,287)
---------------------------------------------------------------------------------------------------------------
Fair Value of Plan Assets at End of Year                                   $ 31,087                $27,314
---------------------------------------------------------------------------------------------------------------

Reconciliation of the Funded Status:

    Funded status                                                          $(15,500)               $(9,785)
    Unrecognized transition obligation                                        2,194                  2,468
    Unrecognized prior service cost                                           1,829                     26
    Unrecognized actuarial loss                                              11,857                  3,933
    Amount contributed after measurement date                                     5                    214
---------------------------------------------------------------------------------------------------------------
Net Amount Recognized at Year-End                                          $    385                $(3,144)
---------------------------------------------------------------------------------------------------------------

Amounts Recognized on Consolidated Balance Sheets
  Consist of:

    Prepaid benefit cost                                                   $  9,438                $ 3,960
    Accrued benefit liability                                               (13,318)                (8,144)
    Intangible asset                                                          4,023                  1,040
    Accumulated other comprehensive loss                                        242                      -
---------------------------------------------------------------------------------------------------------------
Net Amount Recognized at Year-End                                          $    385                $(3,144)
---------------------------------------------------------------------------------------------------------------

Weighted-Average Assumptions:
    Discount rate                                                             6.75%                  7.25%
    Expected return on plan assets                                            8.50%                  8.50%
---------------------------------------------------------------------------------------------------------------

The following table sets forth additional fiscal year-end information for the Company's SERP for which the accumulated benefit obligation is in excess of plan assets:

                                                                         February 1,          February. 2,
Year ended                                                                     2003                  2002
---------------------------------------------------------------------------------------------------------------

Projected benefit obligation                                                $15,752                $9,590
Accumulated benefit obligation                                               13,318                 8,144
Fair value of plan assets                                                         -                     -
---------------------------------------------------------------------------------------------------------------

The Company recorded an other comprehensive loss attributable to the change in the minimum pension liability of $242 ($151, net of tax) in fiscal 2002. The Company had no other comprehensive loss or income attributable to the change in the minimum pension liability in fiscal 2001 and 2000.

The Company has 401(k) savings plans which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation. The Company's savings plans' contribution expense was $4,417, $4,516 and $4,947 in fiscal 2002, 2001 and 2000, respectively.

NOTE 9 - EARNINGS PER SHARE

For fiscal 2002, 2001 and 2000, basic earnings per share are based on net earnings divided by the weighted average number of shares outstanding during the period. Diluted earnings per share assumes conversion of convertible senior notes, zero coupon convertible subordinated notes and the dilutive effects of stock options. Adjustments for the zero coupon convertible subordinated notes were antidilutive in fiscal 2001 and 2000, and therefore excluded from the computation of diluted EPS; the zero coupon convertible subordinated notes were retired as of the end of fiscal 2001 and will not effect future calculations. Options to purchase 4,588,670, 3,940,587 and 5,032,772 shares of common stock were outstanding at February 1, 2003, February 2, 2002 and February 3, 2001, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares on such dates.

The following schedule presents the calculation of basic and diluted earnings per share for income before extraordinary items:



                                                            February 1,          February 2,      February 3,
Year ended                                                        2003                 2002             2001
-------------------------------------------------------------------------------------------------------------

Earnings (Loss) Before Extraordinary Items:

Basic earnings (loss) before extraordinary
  items available to common stockholders                       $44,039              $36,100         $(53,148)

Adjustment for interest on convertible
  senior notes, net of tax                                       2,807                    -                -
-------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) before extraordinary
  items available to common stockholders                       $46,846              $36,100         $(53,148)
-------------------------------------------------------------------------------------------------------------

Shares:

Basic average number of common shares
  outstanding                                                   51,517               51,348           51,088

Common shares assumed issued upon conversion
  of convertible senior notes                                    4,729                    -                -

Common shares assumed issued upon exercise
  of dilutive stock options                                        953                  687                -
-------------------------------------------------------------------------------------------------------------
Diluted average number of common shares
  outstanding assuming conversion                               57,199               52,035           51,088
-------------------------------------------------------------------------------------------------------------

Per Share:

Basic earnings (loss) before extraordinary
  items per share                                              $   .85              $   .70         $  (1.04)

Diluted earnings (loss) before extraordinary
  items per share                                              $   .82              $   .69         $  (1.04)
-------------------------------------------------------------------------------------------------------------

NOTE 10 - STOCK OPTION PLANS

Options to purchase the Company's common stock have been granted to key employees and members of the Board of Directors. The option prices are at least 100% of the fair market value of the common stock on the grant date.

On May 21, 1990, the stockholders approved the 1990 Stock Incentive Plan which authorized the issuance of restricted stock and/or options to purchase up to 1,000,000 shares of the Company's common stock. Additional shares in the amounts of 2,000,000, 1,500,000 and 1,500,000 were authorized by stockholders on June 4, 1997, May 31, 1995 and June 1, 1993, respectively. In April 2001, the Board of Directors amended the 1990 Stock Incentive Plan to extend the expiration date for the grant of non-qualified stock options and restricted stock thereunder to directors, officers and employees until March 31, 2005. Under this plan, both incentive and nonqualified stock options may be granted to eligible participants. Incentive stock options are fully exercisable on the second or third anniversary of the grant date or become exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Nonqualified options are fully exercisable on the third anniversary of their grant date or become exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options cannot be exercised more than ten years after the grant date. As of February 1, 2003, there are 200,354 shares remaining available for grant.

On June 2, 1999, the stockholders approved the 1999 Stock Incentive Plan which authorized the issuance of restricted stock and/or options to purchase up to 2,000,000 shares of the Company's common stock. Additional shares in the amount of 2,500,000 were authorized by stockholders on May 29, 2002. Under this plan, both incentive and nonqualified stock options may be granted to eligible participants. The incentive stock options and nonqualified stock options are fully exercisable on the third anniversary of the grant date or become exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options cannot be exercised more than ten years after the grant date. As of February 1, 2003, there are 2,189,750 shares remaining available for grant.


                             Equity               Equity
                             compensation         compensation
                             plans approved       plans not approved
                             by shareholders      by shareholders          Total
--------------------------------------------------------------------------------------
Number of securities to
  be issued upon exercise
  of outstanding options       6,898,170                 -                  6,898,170

Weighted average exercise
  price of outstanding
  options                    $    16.57           $      -                $     16.57

Number of securities
  remaining available for
  future issuance under
  equity compensation plans
  (excluding securities
    reflected in top row)      2,390,104                 -                  2,390,104
--------------------------------------------------------------------------------------


Stock option transactions for the Company's stock option plans are summarized as follows:


                                                       Fiscal 2002                  Fiscal 2001                 Fiscal 2000
                                          ------------------------      -----------------------        --------------------
                                                          Weighted                     Weighted                    Weighted
                                                           Average                      Average                     Average
                                                          Exercise                     Exercise                    Exercise
                                              Shares         Price         Shares         Price         Shares        Price
---------------------------------------------------------------------------------------------------------------------------
Outstanding - beginning of year            6,316,787        $16.48      5,039,772        $19.63      5,413,622       $22.05
Granted                                    1,213,300         16.27      1,757,000          6.75      1,160,450         6.34
Exercised                                   (108,880)         8.10        (19,400)         8.77              -            -
Cancelled                                   (523,037)        16.45       (460,585)        14.26     (1,534,300)       18.10

Outstanding - end of year                  6,898,170         16.57      6,316,787         16.48      5,039,772        19.63

Options exercisable at year end            4,148,570         20.54      3,422,187         22.29      2,501,678        24.93

Weighted average estimated fair value
   of options granted                                         7.20                         2.85                        2.54
---------------------------------------------------------------------------------------------------------------------------


The following table summarizes information about stock options outstanding at February 1, 2003:


                                                        Options Outstanding                      Options Exercisable
                                       -------------------------------------------------    -------------------------------
                                                              Weighted
                                                               Average          Weighted                           Weighted
                                               Number        Remaining           Average           Number           Average
Range of                                  Outstanding      Contractual          Exercise      Exercisable          Exercise
Exercise Prices                       at Feb. 1, 2003             Life             Price  at Feb. 1, 2003             Price
---------------------------------------------------------------------------------------------------------------------------

$ 5.31 to $13.00                            2,186,100          8 years            $ 6.51          595,400            $ 6.62
$13.01 to $21.00                            2,428,850          8 years             15.91        1,269,950             15.58
$21.01 to $29.00                            1,300,617          4 years             23.36        1,300,617             23.36
$29.01 to $37.38                              982,603          3 years             31.63          982,603             31.63
---------------------------------------------------------------------------------------------------------------------------
$ 5.31 to $37.38                            6,898,170                                           4,148,570
---------------------------------------------------------------------------------------------------------------------------

NOTE 11 - INCOME TAXES

The provision for income taxes includes the following:



                                                                        February 1,              February 2,           February 3,
Year ended                                                                    2003                     2002                  2001
----------------------------------------------------------------------------------------------------------------------------------
Current:
   Federal                                                                $ 25,102                 $ 12,640             $  (6,300)
   State                                                                     1,939                      240                   353

Deferred:
   Federal                                                                  (1,211)                   6,680               (22,776)
   State                                                                        35                      744                (1,798)
----------------------------------------------------------------------------------------------------------------------------------
                                                                          $ 25,865                 $ 20,304             $ (30,521)
----------------------------------------------------------------------------------------------------------------------------------

A reconciliation of the statutory federal income tax rate to the effective rate of the provision for income taxes follows:


                                                                        February 1,              February 2,           February 3,
Year ended                                                                    2003                     2002                  2001
-----------------------------------------------------------------------------------------------------------------------------------
Statutory tax rate                                                            35.0%                    35.0%                 35.0%
State income taxes,
   net of federal
   tax benefits                                                                1.9                      1.2                   1.2
Job credits                                                                   (0.3)                    (0.3)                  0.3
Other, net                                                                     0.4                      0.1                     -
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              37.0%                    36.0%                 36.5%
-----------------------------------------------------------------------------------------------------------------------------------


Items that gave rise to significant portions of the deferred tax accounts are as follows:

                                                                        February 1,              February 2,
                                                                              2003                     2002
-----------------------------------------------------------------------------------------------------------------------------------
Deferred Tax Assets:
   Inventories                                                            $  4,456                 $  3,841
   Employee compensation                                                     7,209                    4,990
   Store closing reserves                                                      750                      375
   Legal                                                                     2,270                    2,438
   Real estate tax                                                          (2,188)                  (2,188)
   Insurance                                                                 6,128                    4,621
   Benefit accruals                                                         (5,860)                  (5,693)
   State tax credit                                                            419                        -
   Valuation allowance                                                        (419)                       -
   Other                                                                       958                      919
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          $ 13,723                 $  9,303
-----------------------------------------------------------------------------------------------------------------------------------
Deferred Tax Liabilities:
   Depreciation                                                           $ 72,944                 $ 69,093
   State taxes                                                              (3,046)                  (2,643)
   Accrued leases                                                           (9,435)                  (8,955)
   Other                                                                       200                       15
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          $ 60,663                 $ 57,510
-----------------------------------------------------------------------------------------------------------------------------------
Net Deferred Tax Liability                                                $ 46,940                 $ 48,207
-----------------------------------------------------------------------------------------------------------------------------------


NOTE 12 - CONTINGENCIES

The Company's California subsidiary is a defendant in a consolidated action entitled "Dubrow et al vs. The Pep Boys - Manny Moe & Jack" that is currently pending in the California Superior Court in Orange County. The two consolidated actions were originally filed on March 29, 2000 and July 25, 2000.
Plaintiffs are former and current store management employees who claim that they were improperly classified as exempt from the overtime provisions of California law and seek to be compensated for all overtime hours worked. Plaintiffs filed a Motion to certify the case as a class action to represent all persons employed in California as salaried store managers, assistant store managers, service managers and assistant service managers since March 29, 1996. Plaintiffs' Motion to certify the case as a class action was previously granted by the trial court. The Company's appeals of that decision through the California Supreme Court were unsuccessful. The Company is now preparing to move the trial court for reconsideration of its decision to certify the class. No trial date has been set for the underlying case. The Company intends to vigorously defend this action and believes that it is not material to the Company's financial position. An adverse outcome in this action, however, may have a material adverse effect on the Company's results of operations for the year in which a judgment, if any, is rendered.

An action entitled "Tomas Diaz Rodriguez; Energy Tech Corporation v. Pep Boys Corporation; Manny, Moe & Jack Corp. Puerto Rico, Inc. d/b/a Pep Boys" was previously instituted against the Company in the Court of First Instance of Puerto Rico, Bayamon Superior Division on March 15, 2002. The action was subsequently removed to, and is currently pending in, the United States District Court for the District of Puerto Rico. Plaintiffs are distributors of a product that claims to improve gas mileage. The plaintiffs allege that the Company entered into an agreement with them to act as the exclusive retailer of the product in Puerto Rico that was breached when the Company determined to stop selling the product. The Company became aware of a Federal Trade Commission investigation regarding the accuracy of advertising claims concerning the product's effectiveness. The plaintiffs further allege that they were negotiating with the manufacturer of the product to obtain the exclusive distribution rights throughout the United States and that those negotiations failed. Plaintiffs are seeking damages including payment for the product that they allege Pep Boys ordered and expenses and loss of sales in Puerto Rico and the United States resulting from the alleged breach. The Company believes that the claims are without merit and continues to vigorously defend this action.

The Company is also party to various other lawsuits and claims, including purported class actions, arising in the normal course of business. In the opinion of management, these lawsuits and claims, are not, singularly or in the aggregate, material to the Company's financial position or results of operations.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows:

                                                        February 1, 2003                            February 2, 2002
                                                   ------------------------                     -----------------------
                                                 Carrying           Estimated                 Carrying          Estimated
                                                   Amount          Fair Value                   Amount         Fair Value
--------------------------------------------------------------------------------------------------------------------------
Assets:
   Cash and cash equivalents                    $  42,770           $  42,770                $  15,981          $  15,981
   Accounts receivable                             17,916              17,916                   18,052             18,052
Liabilities:
   Accounts payable                               200,053             200,053                  216,085            216,085
   Long-term debt including
    current maturities                            477,459             462,609                  669,033            635,080
   Senior convertible notes                       150,000             133,125                        -                  -
--------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

The carrying amounts approximate fair value because of the short maturity of these items.

LONG-TERM DEBT INCLUDING CURRENT MATURITIES AND SENIOR CONVERTIBLE SUBORDINATED NOTES

Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

The fair value estimates presented herein are based on pertinent information available to management as of February 1, 2003 and February 2, 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from amounts presented herein.

NOTE 14 - SUBSEQUENT EVENT

On March 26, 2003, the Company announced that its Board of Directors authorized a share repurchase program for the purchase of up to $25,000 of its outstanding common stock. Share repurchases may be made from time to time in the open market or in privately negotiated transactions.




QUARTERLY FINANCIAL DATA (UNAUDITED)                               The Pep Boys - Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Net Earnings(Loss)       Net
                                              Net Earnings             Per Share Before      Earnings
                                              (Loss) Before     Net     Extraordinary        (Loss)         Cash      Market Price
Year Ended        Total    Gross   Operating  Extraordinary   Earnings      Items           Per Share     Dividends     Per Share
Feb. 1, 2003    Revenues   Profit    Profit      Items        (Loss)    Basic   Diluted   Basic  Diluted  Per Share   High     Low
-----------------------------------------------------------------------------------------------------------------------------------

1st Quarter     $558,973  $161,935  $32,153    $ 13,565      $13,565   $ .26   $  .26    $ .26   $  .26  $.0675     $19.38   $13.55
2nd Quarter      585,785   171,576   38,240      16,683       16,554     .32      .30      .32      .30   .0675      19.04    10.75
3rd Quarter      544,944   163,042   35,220      15,625       15,515     .30      .28      .30      .28   .0675      15.23     8.75
4th Quarter      482,786   137,558    8,052      (1,834)      (1,834)   (.04)    (.04)    (.04)    (.04)  .0675      12.64    10.06
-----------------------------------------------------------------------------------------------------------------------------------

Year Ended
Feb. 2, 2002
-----------------------------------------------------------------------------------------------------------------------------------
1st Quarter     $551,577  $155,731  $27,233    $  9,108      $ 9,108   $ .18   $  .18    $ .18   $  .18  $.0675     $ 7.00   $ 4.40
2nd Quarter      573,074   164,304   32,164      12,285       12,519     .24      .24      .24      .24   .0675      13.97     5.35
3rd Quarter      551,501   155,952   27,608      11,016       10,022     .21      .21      .19      .19   .0675      13.70     8.80
4th Quarter      508,408   142,254   17,290       3,691        3,686     .07      .07      .07      .07   .0675      18.48    11.88
-----------------------------------------------------------------------------------------------------------------------------------


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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The material contained in the registrant's definitive proxy statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year (the "Proxy Statement"), under the captions "(ITEM 1) ELECTION OF DIRECTORS," other than "-Report of the Audit Committee of the Board of Directors," and "-Independent Auditors' Fees" is hereby incorporated herein by reference. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I, in accordance with General Instruction G(3) to Form 10-K.

ITEM 11  EXECUTIVE COMPENSATION

The material in the Proxy Statement under the caption "EXECUTIVE COMPENSATION," other than the material under "-Performance Graph" and "-Report of the Compensation Committee of the Board of Directors on Executive Compensation" is hereby incorporated herein by reference.

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

ITEM 14  CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a).                                                                Page
                                                                           ----

1. The following consolidated financial statements of The Pep Boys - Manny, Moe & Jack are included in Item 8.

    Independent Auditors' Report                                             35

    Consolidated Balance Sheets - February 1, 2003
    and February 2, 2002                                                     36

    Consolidated Statements of Operations - Years ended February 1, 2003,
    February 2, 2002 and February 3, 2001                                    37

    Consolidated Statements of Stockholders' Equity - Years ended February
     1, 2003, February 2, 2002 and February 3, 2001                          38

    Consolidated Statements of Cash Flows - Years ended February 1, 2003,
    February 2, 2002, and February 3, 2001                                   39

    Notes to Consolidated Financial Statements                               40


2. The following consolidated financial statement schedule of The Pep Boys - Manny, Moe & Jack is included.

            Schedule II     Valuation and Qualifying Accounts and Reserves   82

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

(4.5)      Indenture, dated May 21, 2002, by and among The                      Incorporated by reference from
           Pep Boys - Manny, Moe & Jack, as Issuer, The Pep                     the Registration Statement on
           Boys Manny Moe & Jack of California, Pep Boys -                      Form S-3 (File No. 333-98255).
           Manny, Moe & Jack of Delaware, Inc. and Pep Boys -
           Manny, Moe & Jack of Puerto Rico, Inc. as Guarantors,
           and Wachovia Bank, National Association, as
           Trustee.

                          .




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
           Compensation Arrangements,
           dated as of February 13, 1992

(10.6)*    Consulting and Retirement                                            Incorporated by reference from
           Agreement by and between the                                         the Company's Form 10-K for the
           Company and Benjamin Strauss,                                        fiscal year ended February 1,
           dated as of February 2, 1992                                         1992.

(10.7)*    Flexible Employee Benefits Trust                                     Incorporated by reference from
                                                                                the Company's Form 8-K dated May
                                                                                6, 1994.




(10.8)*   Form of Employment Agreement dated as of                              Incorporated by reference from
          June 1998 between the Company and certain                             the Company's Form 10-Q for the
          officers of the Company.                                              quarter ended October 31, 1998.

(10.9)*   Employment Agreement between Mitchell G. Leibovitz                    Incorporated by reference from
          and the Company dated as of June 3, 1998.                             the Company's Form 10-Q for the
                                                                                quarter ended October 31, 1998.

(10.10)*  The Pep Boys - Manny, Moe & Jack                                      Incorporated by reference from
          Annual Incentive Bonus Plan, as amended and restated.                 the Company's Form 10-K for the
                                                                                year ended January 30, 1999.

(10.11)*  The Pep Boys - Manny, Moe and Jack                                    Incorporated by reference from
          1999 Stock Incentive Plan - Amended                                   the Company's Form 10-Q for the
          and Restated as of August 31, 1999.                                   quarter ended October 30, 1999.

(10.12)   Loan and Security Agreement between the Company and                   Incorporated by reference from
          Congress Financial Corporation dated September 22, 2000.              the Company's Form 8-K filed
                                                                                October 18, 2000.

(10.13)   Participation Agreement between the Company and                       Incorporated by reference from
          The State Street Bank and Trust (Trustee) dated                       the Company's Form 8-K filed
          September 22, 2000.                                                   October 18, 2000.

(10.14)   Master Lease Agreement between the Company and                        Incorporated by reference from
          The State Street Bank and Trust (Trustee) dated                       the Company's Form 8-K filed
          September 22, 2000.                                                   October 18, 2000.

(10.15)   Sale-leaseback agreement between the Company                          Incorporated by reference from
          and ARI Fleet LT dated January 31, 2001.                              the Company's Form 10-K for the
                                                                                year ended February 3, 2001.

(10.16)*  The Pep Boys - Manny, Moe and Jack                                    Incorporated by reference from
          1990 Stock Incentive Plan - Amended                                   the Company's Form 10-K for the
          and Restated as of March 26, 2001.                                    year ended February 3, 2001.

(10.17)   Credit Agreement between the Company                                  Incorporated by reference from
          and GMAC Business Credit, LLC dated                                   the Company's Form 8-K filed
          June 29, 2001.                                                        July 13, 2001.

(10.18)   Amendment No. 1 dated as of June 29, 2001                             Incorporated by reference from
          to the Loan and Security Agreement dated                              the Company's Form 10-K for the
          September 22, 2000 between the Company and                            year ended February 2, 2002.
          Congress Financial Corporation.

(10.19)*  The Pep Boys - Manny, Moe & Jack                                      Incorporated by reference from
          Pension Plan - Amended and Restated                                   the Company's Form 10-K for the
          as of September 10, 2001.                                             year ended February 2, 2002.

(10.20)   Advertising Purchase Agreement between                                Incorporated by reference from
          the Company and ICON International, Inc.                              the Company's Form 10-K for the
          dated October 3, 2001.                                                year ended February 2, 2002.

(10.21)   Amendment No. 2 dated as of December 13, 2001                         Incorporated by reference from
          to the Loan and Security Agreement dated                              the Company's Form 10-K for the
          September 22, 2000 between the Company and                            year ended February 2, 2002.
          Congress Financial Corporation.

(10.22)*  Amendment and restatement as of September 3, 2002 of                  Incorporated by reference from
          The Pep Boys Savings Plan.                                            the Company's Form 10-Q for the
                                                                                quarter ended November 2, 2002.

(10.23)*  Amendment and restatement as of September 3, 2002 of                  Incorporated by reference from
          The Pep Boys Savings Plan - Puerto Rico.                              the Company's Form 10-Q for the
                                                                                quarter ended November 2, 2002.

(10.24)*  Amendment Number One to The Pep Boys - Manny, Moe &                   Incorporated by reference from
          Jack 1999 Stock Incentive Plan.                                       the Company's Form 10-Q for the
                                                                                quarter ended November 2, 2002.



(10.25)   Amendment No. 3 to Loan and Security Agreement dated                  Incorporated by reference from
          September 22, 2002 between the Company and Congress                   the Company's Form 10-Q for the
          Financial Corporation.                                                quarter ended November 2, 2002.

(10.26)* Long-Term Disability Salary Continuation Plan, amended and restated as of March 26, 2002.

(10.27)*  Amendment to and restatement of the Executive Supplemental
          Pension Plan, effective as of March 26, 2002.

(10.28)* Employment agreement between George Babich, Jr. and the Company dated as of February 28, 2003.

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


       (b). The Company filed an 8-K on November 8, 2002 disclosing the effectiveness of the Company's Form S-3 registering the resale of its 4.25% convertible senior notes due June 1, 2007 and the underlying common stock and an update of the Company's legal proceedings. No exhibits were attached.

                 The Company filed an 8-K on January 7, 2003 announcing the pending retirement of its Chairman and Chief Executive Officer, Mitchell G. Leibovitz. An exhibit containing a press release announcing Mr. Leibovitz' retirement was attached.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           THE PEP BOYS - MANNY, MOE & JACK
                                                      (Registrant)




Dated: April 28, 2003                      by: /s/ George Babich, Jr.
       --------------                          ----------------------
                                               George Babich, Jr.,
                                               President and
                                               Chief Financial Officer

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


SIGNATURE                                                     CAPACITY                                      DATE
----------                                                    --------                                      ----

/s/ Mitchell G. Leibovitz                                     Chairman of the Board                     April 28, 2003
Mitchell G. Leibovitz                                         and Chief Executive Officer
                                                              (Principal Executive Officer)

/s/ George Babich, Jr.                                        President and                             April 28, 2003
George Babich, Jr.                                            Chief Financial Officer
                                                              (Principal Financial
                                                               Officer)


/s/ Bernard K. McElroy                                        Chief Accounting Officer                  April 28, 2003
Bernard K. McElroy                                            and Treasurer (Principal
                                                              Accounting Officer)


/s/ Peter A. Bassi                                            Director                                  April 28, 2003
Peter A. Bassi


/s/ Bernard J. Korman                                         Director                                  April 28, 2003
Bernard J. Korman


/s/ J. Richard Leaman, Jr.                                    Director                                  April 28, 2003
J. Richard Leaman, Jr.


/s/ William Leonard                                           Director                                  April 28, 2003
William Leonard


/s/ Malcolmn D. Pryor                                         Director                                  April 28, 2003
Malcolmn D. Pryor


/s/ Lester Rosenfeld                                          Director                                  April 28, 2003
Lester Rosenfeld


/s/ Jane Scaccetti                                            Director                                  April 28, 2003
Jane Scaccetti


/s/ Benjamin Strauss                                          Director                                  April 28, 2003
Benjamin Strauss


/s/ John T. Sweetwood                                         Director                                  April 28, 2003
John T. Sweetwood



CHIEF EXECUTIVE OFFICER CERTIFICATION
-------------------------------------
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Mitchell G. Leibovitz, certify that:

1. I have reviewed this annual report on Form 10-K of The Pep Boys - Manny, Moe & Jack;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    April 28, 2003                             /s/ Mitchell G. Leibovitz
     --------------------                           -------------------------

                                                    Mitchell G. Leibovitz
                                                    Chairman of the Board and
                                                    Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION
-------------------------------------
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, George Babich, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of The Pep Boys - Manny, Moe & Jack;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    April 28, 2003                              /s/ George Babich, Jr.
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
Descriptions                               Period            Expenses        Accounts         Deductions*        Period
----------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended February 1, 2003                 $725               $1,643        $  -              $1,946             $422
----------------------------------------------------------------------------------------------------------------------------
Year Ended February 2, 2002                 $639               $1,674        $  -              $1,588             $725
----------------------------------------------------------------------------------------------------------------------------
Year Ended February 3, 2001                 $826               $1,859        $  -              $2,046             $639
----------------------------------------------------------------------------------------------------------------------------

*Uncollectible accounts written off.

INDEX TO EXHIBITS
Index of Financial Statements, Financial Statement Schedule and Exhibits

                                                                          Page
                                                                          ----

1. The following consolidated financial statements of The Pep Boys - Manny, Moe & Jack are included in Item 8.

     Independent Auditors' Report                                          35

     Consolidated Balance Sheets - February 1, 2003
     and February 2, 2002                                                  36

     Consolidated Statements of Operations - Years ended February 1,
     2003, February 2, 2002 and February 3, 2001                           37

     Consolidated Statements of Stockholders' Equity -  Years ended
     February 1, 2003, February 2, 2002 and February 3, 2001               38

     Consolidated Statements of Cash Flows - Years ended February 1,
     2003, February 2, 2002 and February 3, 2001                           39

     Notes to Consolidated Financial Statements                            40


2. The following consolidated financial statement schedule of The Pep Boys - Manny, Moe & Jack is included.

               Schedule II    Valuation and Qualifying Accounts and Reserves

     All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

3.   Exhibits

     (10.26) Long-Term Disability Salary Continuation Plan, amended and restated as of March 26, 2002.

     (10.27) Amendment to the Executive Supplemental pension Plan, (amended effective March 31, 1995), dated as of March 26, 2002.

     (10.28) Employment agreement between George Babich, Jr. and the Company dated as of February 28, 2003.

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