Form 10-Q
period 2003-05-03
PEP BOYS MANNY MOE & JACK
filed 2003-06-17
CIK 77449

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended May 3, 2003

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


Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes ( x )   No (   )


As of May 31, 2003 there were 51,692,885 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------
Index                                                         Page
-------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            May 3, 2003 and February 1, 2003                    3

            Consolidated Statements of Operations -
            Thirteen weeks ended May 3, 2003
            and May 4, 2002                                     4

            Consolidated Statements of
            Cash Flows - Thirteen weeks ended
            May 3, 2003 and May 4, 2002                         5

            Notes to Condensed Consolidated
            Financial Statements                             6-19

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                        20-25

Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk                                25

Item 4.   Controls and Procedures                              26




PART II - OTHER INFORMATION
---------------------------

    Item 1.    Legal Proceedings                               27

    Item 2.    Changes in Securities and Use of Proceeds       28

    Item 3.    Defaults Upon Senior Securities                 28

    Item 4.    Submission of Matters to a Vote of
               Security Holders                                28

    Item 5.    Other Information                               28

    Item 6.    Exhibits and Reports on Form 8-K                28



SIGNATURES                                                     29

CHIEF EXECUTIVE OFFICER CERTIFICATION                          30

CHIEF FINANCIAL OFFICER CERTIFICATION                          31

INDEX TO EXHIBITS                                              32

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Condensed Consolidated Financial Statements (Unaudited)


                            THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                            (dollar amounts in thousands, except per share amounts)


                                                                     May 3, 2003       Feb. 1, 2003*
-----------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash and cash equivalents                                          $   81,189          $   42,770
   Accounts receivable, net                                               19,275              17,916
   Merchandise inventories                                               521,957             488,882
   Prepaid expenses                                                       38,098              43,746
   Deferred income taxes                                                  16,170              13,723
   Other                                                                  56,254              56,687
   Assets held for disposal                                                    -               1,146
-----------------------------------------------------------------------------------------------------
      Total Current Assets                                               732,943             664,870
-----------------------------------------------------------------------------------------------------
 Property and Equipment-at cost:
   Land                                                                  279,109             279,109
   Buildings and improvements                                            937,854             936,770
   Furniture, fixtures and equipment                                     611,956             604,531
   Construction in progress                                               22,059              19,450
-----------------------------------------------------------------------------------------------------
                                                                       1,850,978           1,839,860
   Less accumulated depreciation and amortization                        772,416             751,823
-----------------------------------------------------------------------------------------------------
      Property and Equipment - Net                                     1,078,562           1,088,037
-----------------------------------------------------------------------------------------------------
 Other                                                                    46,187              47,003
-----------------------------------------------------------------------------------------------------
      Total Assets                                                    $1,857,692          $1,799,910
-----------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                                   $  244,844          $  200,053
   Accrued expenses                                                      257,367             232,255
   Current maturities of long-term debt and obligations
     under capital leases                                                151,317             101,882
-----------------------------------------------------------------------------------------------------
      Total Current Liabilities                                          653,528             534,190
-----------------------------------------------------------------------------------------------------
 Long-term debt and obligations under capital leases,
   less current maturities                                               326,158             375,577
 Convertible long-term debt                                              150,000             150,000
 Other long-term liabilities                                              25,427              25,156
 Deferred income taxes                                                    60,601              60,663
 Deferred gain on sale leaseback                                           4,329               4,332
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
     Authorized 500,000,000 shares; Issued 63,910,577 shares              63,911              63,911
   Additional paid-in capital                                            177,244             177,244
   Retained earnings                                                     617,798             630,847
   Accumulated other comprehensive loss                                     (151)               (151)
-----------------------------------------------------------------------------------------------------
                                                                         858,802             871,851

 Less cost of shares in treasury - 10,027,422 shares
   and 10,070,729 shares                                                 161,889             162,595
 Less cost of shares in benefits trust - 2,195,270 shares                 59,264              59,264
-----------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                         637,649             649,992
-----------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                      $1,857,692          $1,799,910
-----------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

* Taken from the audited financial statements at February 1, 2003.



                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                       (dollar amounts in thousands, except per share amounts)
                                              UNAUDITED


                                                                         Thirteen weeks ended
                                                         ------------------------------------------------
                                                                May 3, 2003                  May 4, 2002
                                                         -------------------          -------------------

---------------------------------------------------------------------------------------------------------
Merchandise Sales                                                $ 425,515                    $ 453,771
Service Revenue                                                    103,700                      105,202
---------------------------------------------------------------------------------------------------------
Total Revenues                                                     529,215                      558,973
---------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                                         300,349                      318,763
Costs of Service Revenue                                            78,061                       78,275
---------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                            378,410                      397,038
---------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                                125,166                      135,008
Gross Profit from Service Revenue                                   25,639                       26,927
---------------------------------------------------------------------------------------------------------
Total Gross Profit                                                 150,805                      161,935
---------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses                       151,842                      129,782
---------------------------------------------------------------------------------------------------------
Operating (Loss) Profit                                             (1,037)                      32,153
Non-operating Income                                                 1,050                          823
Interest Expense                                                    10,701                       11,781
---------------------------------------------------------------------------------------------------------
(Loss) Earnings Before Income Taxes and Cumulative
  Effect of Change in Accounting Principle                         (10,688)                      21,195

Income Tax (Benefit) Expense                                        (3,955)                       7,630
---------------------------------------------------------------------------------------------------------
(Loss) Earnings Before Cumulative Effect of Change
  in Accounting Principle                                           (6,733)                      13,565

Cumulative Effect of Change in Accounting Principle                 (2,484)                           -
---------------------------------------------------------------------------------------------------------
Net (Loss) Earnings                                                 (9,217)                      13,565

Retained Earnings, beginning of period                             630,847                      601,944
Cash Dividends                                                       3,487                        3,473
Dividend Reinvestment Plan                                             274                            -
Effect of Stock Options                                                 71                          165
---------------------------------------------------------------------------------------------------------
Retained Earnings, end of period                                 $ 617,798                    $ 611,871
---------------------------------------------------------------------------------------------------------
Basic (Loss) Earnings Per Share:
  Before Cumulative Effect of Change in
    Accounting Principle                                         $    (.13)                   $     .26

  Cumulative Effect of Change in
    Accounting Principle                                              (.05)                           -
---------------------------------------------------------------------------------------------------------
Basic (Loss) Earnings Per Share                                  $    (.18)                   $     .26
---------------------------------------------------------------------------------------------------------
Diluted (Loss) Earnings Per Share:
  Before Cumulative Effect of Change in
    Accounting Principle                                         $    (.13)                   $     .26

  Cumulative Effect of Change in
    Accounting Principle                                              (.05)                           -
---------------------------------------------------------------------------------------------------------
Diluted (Loss) Earnings Per Share                                $    (.18)                   $     .26
---------------------------------------------------------------------------------------------------------
Cash Dividends Per Share                                         $   .0675                    $   .0675
---------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.



                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                             UNAUDITED



Thirteen Weeks Ended                                                          May 3, 2003          May 4, 2002
---------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net (Loss) Earnings                                                        $  (9,217)           $  13,565
     Adjustments to Reconcile Net (Loss) Earnings to Net Cash
       Provided by Operating Activities:
        Depreciation and amortization                                              18,716               20,383
        Cumulative effect of change in accounting principle, net of tax             2,484                    -
        Accretion of asset disposal obligation                                         53                    -
        Deferred income taxes                                                      (2,508)                 594
        Deferred gain on sale leaseback                                                (3)                 (26)
        Loss on assets held for disposal                                               16                1,312
        (Gain) Loss from sale of assets                                              (725)                 160
     Changes in Operating Assets and Liabilities:
        Decrease in accounts receivable, prepaid expenses and other                 5,538               17,972
        Increase in merchandise inventories                                       (33,075)             (10,193)
        Increase (Decrease) in accounts payable                                    44,791               (3,654)
        Increase in accrued expenses                                               21,862                5,219
        Increase in other long-term liabilities                                       271                   68
---------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                                     48,203               45,400
---------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
     Capital expenditures                                                          (8,565)              (4,706)
     Proceeds from sales of assets                                                  1,891                2,940
---------------------------------------------------------------------------------------------------------------
     Net Cash Used in Investing Activities                                         (6,674)              (1,766)
---------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net borrowings (payments) under line of credit agreements                     10,631              (25,620)
     Payments on capital lease obligations                                           (112)                   -
     Reduction of long-term debt                                                  (10,503)              (7,936)
     Dividends paid                                                                (3,487)              (3,473)
     Proceeds from exercise of stock options                                           39                  319
     Proceeds from dividend reinvestment plan                                         322                  336
---------------------------------------------------------------------------------------------------------------
     Net Cash Used in Financing Activities                                         (3,110)             (36,374)
---------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                                               38,419                7,260
Cash and Cash Equivalents at Beginning of Period                                   42,770               15,981
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                      $  81,189            $  23,241
---------------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheets as of May 3, 2003, the consolidated statements of operations for the thirteen week periods ended May 3, 2003 and May 4, 2002 and the consolidated statements of cash flows for the thirteen week periods ended May 3, 2003 and May 4, 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at May 3, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003. The results of operations for the thirteen week period ended May 3, 2003 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation.

NOTE 2. Accounting for Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans in accordance with the recognition and measurement principles of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:



(dollar amounts in thousands,
 except per share amounts)

Thirteen weeks ended                           May 3, 2003         May 4, 2002
-------------------------------------------------------------------------------
Net (loss) earnings:

    As reported                                   $ (9,217)           $ 13,565

      Less:  Total stock-based compensation
             expense determined under fair
             value-based method, net of tax           (811)               (911)
-------------------------------------------------------------------------------
    Pro forma                                     $(10,028)           $ 12,654
-------------------------------------------------------------------------------

Net (loss) earnings per share:

Basic:

    As reported                                   $   (.18)           $    .26
    Pro forma                                     $   (.19)           $    .25
-------------------------------------------------------------------------------

Diluted:

    As reported                                   $   (.18)           $    .26
    Pro forma                                     $   (.19)           $    .24
-------------------------------------------------------------------------------

The fair value of each option granted during the periods ending May 3, 2003 and May 4, 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:




Thirteen weeks ended             May 3, 2003      May 4, 2002
-----------------------------------------------------------------
Dividend yield                         1.57%            1.44%
Expected volatility                      42%              41%
Risk-free interest rate range:
  high                                  5.3%             5.4%
  low                                   2.0%             2.3%

Ranges of expected lives in years       4-8              4-8
-----------------------------------------------------------------


NOTE 3. New Accounting Standards

In May 2003, the Financial Accounting Standards Board (FASB) issued
SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments that are within the pronouncement's scope as a liability because it embodies an obligation of the issuer. Provisions of this standard are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements," while other provisions revise that definition to include certain obligations that a reporting entity can or must settle through issuance of its own equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions made by the FASB's Derivatives Implementation Group following the issuance of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is effective for hedging relationships designated after June 30, 2003. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

In January 2003, the FASB issued Financial Interpretation Number (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46, an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of any expected losses from the variable interest entity's activities, is entitled to receive any expected residual returns of the variable interest entity, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and applies in the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003.

The Company will adopt FIN 46 for variable interest entities created prior to February 1, 2003 in the third quarter of fiscal 2003. The adoption of FIN 46 will apply to the $132,000,000 of real estate leased by the Company under its $143,000,000 operating lease facility, which would qualify as a variable interest entity under this interpretation. If this operating lease facility exists as of August 3, 2003, the Company would consolidate this entity and record a liability of $132,000,000 and the corresponding assets, net of accumulated depreciation. The Company is in the process of refinancing this facility. This refinancing is planned for completion prior to August 3, 2003 so that it is not required to consolidate this entity under FIN 46.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." As a result of rescinding FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30, "Reporting the Results of Operations." This statement also amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company has adopted the provisions of SFAS No. 145 for the thirteen weeks ended May 3, 2003 with no material effect on its consolidated statements of operations. Reclassifications of extraordinary items pertaining to the extinguishment of debt, if any, will be made throughout fiscal 2003 to maintain comparability for the reported periods.

NOTE 4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, the inventory valuation difference would have been immaterial on both May 3, 2003 and February 1, 2003.

NOTE 5. Accrued Expenses

The Company's accrued expenses for the periods ending May 3, 2003 and February 1, 2003 were as follows:

(dollar amounts in thousands)          May 3, 2003     Feb. 1, 2003
---------------------------------------------------------------------

Medical and casualty risk
  participation reserve                  $ 116,094        $ 124,571
Accrued compensation and
  related taxes                             49,561           49,923
Legal Reserves                              25,746            6,054
Other                                       65,966           51,707
---------------------------------------------------------------------
Total                                    $ 257,367        $ 232,255
---------------------------------------------------------------------


NOTE 6. Profit Enhancement Plan

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

PLAN UPDATE

The Company is progressing towards the disposal of the 38 stores (11 owned and 27 leased), two distribution centers and two development parcels that were closed or abandoned in connection with the Profit Enhancement Plan. As of May 3, 2003, the Company had disposed of 24 of the closed stores (8 owned and 16 leased), the two distribution centers and the two development parcels. During fiscal 2002, the Company decided to lease rather than sell three of the closed stores owned by the Company due to changes in the real estate market. As a result, the Company reclassified these three properties as assets held for use. The Company estimates that the remaining 11 closed stores leased by the Company will be disposed of by the end of the first quarter of fiscal 2004.

PROFIT ENHANCEMENT PLAN EXPENSE SUMMARY

Below is a table summarizing expenses related to the Profit Enhancement Plan for the thirteen weeks ended May 3, 2003 and May 4, 2002. The reasons for the changes to the charge are as described in the reserve reconciliation and asset disposal section below.

(dollar amounts
in thousands)          Thirteen      Thirteen
Income Statement       Weeks Ended   Weeks Ended
Classification         May 3, 2003   May 4, 2002
--------------------------------------------------
Costs of
   Merchandise Sales    $   650        $ 1,180

Costs of
   Service Revenue          198            (51)

Selling, General and
   Administrative            16             10
--------------------------------------------------
Total Expenses          $   864        $ 1,139
--------------------------------------------------

The following chart reconciles the change in reserve from the fiscal year ended February 1, 2003 through May 3, 2003. The reserve for the closed properties includes remaining rent on leases net of sublease income and on-going expenses related to general maintenance costs such as utilities, security, telephone, real estate taxes and personal property taxes. All changes in the reserve assumptions were charged or credited through the appropriate corresponding line items on the statement of operations.


(dollar amounts                   Lease       On-going
 in thousands)                    Expenses    Expenses    Total
-------------------------------------------------------------------
Reserve balance
  at Feb. 1, 2003                  $ 1,092    $   442     $ 1,534

Provision for present
  value of liabilities                  11          3          14

Changes in assumptions
  about future sublease
  income, lease termination,
  closed store maintenance costs
  and changes in interest rates        583        251         834

Cash payments                         (600)      (137)       (737)

-------------------------------------------------------------------
Reserve Balance at
  May 3, 2003                      $ 1,086    $   559     $ 1,645
-------------------------------------------------------------------

ASSETS HELD FOR DISPOSAL

The Company recorded a charge to cost of merchandise sales of $16,000 and $1,312,000 for the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively. These charges relate to the adjustment to fair value of the assets held for disposal. As of May 3, 2003, the Company has sold or reclassified to long-term all properties held for disposal in relation to the Profit Enhancement Plan.

NOTE 7. Pension and Savings Plan

In April 2003, the Company made a settlement of approximately $12,600,000 related to the Supplemental Executive Retirement Plan obligation for the former Chairman and CEO. This obligation resulted in an expense for settlement accounting under SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" of approximately $4,900,000, during the quarter ended May 3, 2003.

NOTE 8. Other Commitments

In April 2003, the Company satisfied the commitment related to the non-renewal of the former Chairman and CEO's employment agreement for approximately $4,900,000.


NOTE 9. Net Earnings Per Share

                                  THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                 COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
                                       (in thousands, except per share amounts)
                                                       UNAUDITED


                                                                Thirteen weeks ended
                                                        -----------------------------------
                                                          May 3, 2003          May 4, 2002
                                                        --------------      ---------------
(a)  Net (loss) earnings before cumulative effect            $ (6,733)            $ 13,565
       of change in accounting principle

     Adjustment for interest on convertible senior
       notes, net of income tax effect                              -                    -
-------------------------------------------------------------------------------------------
(b)  Adjusted net (loss) earnings before cumulative
       effect of change in accounting principle              $ (6,733)            $ 13,565
-------------------------------------------------------------------------------------------

(c)  Average number of common shares outstanding
       during period                                           51,652               51,445

     Common shares assumed issued upon conversion of
       convertible senior notes                                     -                    -

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price                      -                1,163
-------------------------------------------------------------------------------------------
(d)  Average number of common shares assumed
       outstanding during period                               51,652               52,608
-------------------------------------------------------------------------------------------
Basic (loss) earnings per share:

     Before cumulative effect of change in
       accounting principle (a/c)                            $   (.13)            $    .26

     Cumulative effect of change in
       accounting principle                                      (.05)                   -
-------------------------------------------------------------------------------------------
Basic (loss) earnings per share                              $   (.18)            $    .26
-------------------------------------------------------------------------------------------
Diluted (loss) earnings per share:

     Before cumulative effect of change in
       accounting principle (b/d)                            $   (.13)            $    .26

     Cumulative effect of change in
       accounting principle                                      (.05)                   -
-------------------------------------------------------------------------------------------
Diluted (loss) earnings per share                            $   (.18)            $    .26
-------------------------------------------------------------------------------------------

Adjustments for the convertible senior notes were anti-dilutive during the thirteen week period ended May 3, 2003 and therefore excluded from the computation of diluted EPS. There were no convertible securities outstanding during the thirteen week period ended May 4, 2002. Options to purchase 5,574,960 and 3,123,420 shares of common stock were outstanding at May 3, 2003 and May 4, 2002, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares on such dates.

NOTE 10. Warranty Reserve

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

Components of the reserve for warranty costs for the thirteen week period ending May 3, 2003 are as follows:

(dollar amounts in thousands)
------------------------------------------------------------------------
Beginning balance at February 1, 2003                     $        911

Additions related to current period sales                        1,877

Warranty costs incurred in current period                       (1,878)

Adjustments to accruals related to
  prior year sales                                                   -
------------------------------------------------------------------------
Ending Balance at May 3, 2003                             $        910
------------------------------------------------------------------------

NOTE 11. Asset Retirement Obligation

The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations", in the first quarter of fiscal 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 also requires the capitalization of any retirement obligation costs as part of the carrying amount of the long-lived asset and the subsequent allocation of the total expense to future periods using a systematic and rational method. Upon adoption, the Company recorded a non-cash charge to earnings of $3,943,000 ($2,484,000, net of tax) for the cumulative effect of this accounting change. This charge was related to retirement obligations associated with certain equipment used in the Company's service operation. In addition, the Company initially recognized an asset of $2,844,000, accumulated depreciation of $2,247,000 and a liability of $4,540,000 on its consolidated balance sheet.

At May 3, 2003, the Company has a liability pertaining to the asset retirement obligation in accrued expenses on its consolidated balance sheet. The following is a reconciliation of the beginning and ending carrying amount of the Company's asset retirement obligation as of May 3, 2003:


(dollar amounts in thousands)
------------------------------------------------------------------------

Asset retirement obligation, February 1, 2003                  $     -

Asset retirement obligation recognized upon adoption             4,540

Asset retirement obligation incurred during the period             115

Asset retirement obligation settled during period                  (47)

Accretion expense                                                   53
------------------------------------------------------------------------
Asset retirement obligation, May 3, 2003                       $ 4,661
------------------------------------------------------------------------

Had the Company adopted the provisions of SFAS No. 143 prior to February 2, 2003, the amount of the asset retirement obligations on a pro forma basis would have been as follows:


(dollar amounts in thousands)
-----------------------------------------------------------------
Asset retirement obligation, February 2, 2002            $4,156

Asset retirement obligation, February 1, 2003            $4,540
-----------------------------------------------------------------

The following table summarizes the pro forma net earnings and earning per share for the thirteen week period ending May 4, 2002 had the Company adopted the provisions of SFAS No. 143 prior to February 2, 2003:


(dollar amounts in thousands,
 except per share amounts)

Thirteen weeks ended                           May 4, 2002
-------------------------------------------------------------

 Net Earnings:

    As reported                                   $ 13,565

    Pro forma                                     $ 13,494
-------------------------------------------------------------

Net earnings per share:

Basic:

    As reported                                   $    .26

    Pro forma                                     $    .26


Diluted:

    As reported                                   $    .26

    Pro forma                                     $    .26
-------------------------------------------------------------

NOTE 12.  Debt and Financing Arrangements

On May 15, 2003, upon maturity, the Company retired $75,000,000 aggregate principal amount of 6.625% notes.

In the first quarter of fiscal 2003, the Company reclassified $32,000,000 aggregate principal amount of 6.75% Medium-Term Notes with a stated maturity date of March 10, 2004 and $25,000,000 aggregate principal amount of 6.65% Medium-Term Notes with a stated maturity date of March 3, 2004 to current liabilities on the consolidated balance sheet.

NOTE 13. Supplemental Guarantor Information - Convertible Senior Notes

On May 21, 2002, the Company issued $150,000,000 aggregate principal amount of 4.25% Convertible Senior Notes. The notes are jointly and severally and fully and unconditionally guaranteed by the Company's wholly-owned direct and indirect operating subsidiaries ("subsidiary guarantors"), The Pep Boys Manny Moe & Jack of California, Pep Boys - Manny, Moe & Jack of Delaware, Inc. and Pep Boys - Manny, Moe & Jack of Puerto Rico, Inc.

The following are consolidating balance sheets of the Company as of May 3, 2003 and February 1, 2003 and the related consolidating statements of operations and consolidating statements of cash flows for the thirteen weeks ended May 3, 2003 and May 4, 2002:



CONSOLIDATING BALANCE SHEET
(dollar amounts in thousands)
(unaudited)


                                                                                      Non-
                                                                    Subsidiary     guarantor
May 3, 2003                                             Pep Boys    Guarantors   Subsidiaries      Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------


ASSETS
Current Assets:
  Cash and cash equivalents                          $    59,499   $    10,102    $    11,588    $           -   $    81,189
  Accounts receivable, net                                 7,680        11,595              -                -        19,275
  Merchandise inventories                                192,147       329,810              -                -       521,957
  Prepaid expenses                                        30,414         7,540         12,844          (12,700)       38,098
  Deferred income taxes                                    7,325           277          8,568                -        16,170
  Other                                                    2,108         3,473         50,673                -        56,254
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                299,173       362,797         83,673          (12,700)      732,943
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
 Land                                                     92,540       186,569              -                -       279,109
 Buildings and improvements                              314,520       623,334              -                -       937,854
 Furniture, fixtures and equipment                       290,563       321,393              -                -       611,956
 Construction in progress                                 19,219         2,840              -                -        22,059
-----------------------------------------------------------------------------------------------------------------------------
                                                         716,842     1,134,136              -                -     1,850,978
 Less accumulated depreciation and amortization          335,656       436,760              -                -       772,416
-----------------------------------------------------------------------------------------------------------------------------
     Property and Equipment - Net                        381,186       697,376              -                -     1,078,562
-----------------------------------------------------------------------------------------------------------------------------
Investment in subsidiaries                             1,456,527             -      1,123,423       (2,579,950)            -

Intercompany receivable                                        -       661,044        325,143         (986,187)            -

Other                                                     41,090         5,097              -                -        46,187
-----------------------------------------------------------------------------------------------------------------------------
    Total Assets                                     $ 2,177,976   $ 1,726,314    $ 1,532,239    $  (3,578,837)  $ 1,857,692
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                   $   244,835   $         9    $         -    $           -   $   244,844
  Accrued expenses                                        61,312        77,420        131,335          (12,700)      257,367
  Current maturities of long-term debt and
   obligations under capital leases                      151,317             -              -                -       151,317
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                           457,464        77,429        131,335          (12,700)      653,528
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt and obligations under capital
 leases, less current maturities                         319,123         7,035              -                -       326,158
Convertible long-term debt                               150,000             -              -                -       150,000
Other long-term liabilities                                5,936        19,491              -                -        25,427
Intercompany liabilities                                 573,172       413,015              -         (986,187)            -
Deferred income taxes                                     33,322        27,279              -                -        60,601
Deferred gain on sale leaseback                            1,310         3,019              -                -         4,329
Stockholders' Equity:
  Common stock                                            63,911         1,501            101           (1,602)       63,911
  Additional paid-in capital                             177,244       240,359        200,398         (440,757)      177,244
  Retained earnings                                      617,798       937,186      1,200,405       (2,137,591)      617,798
  Accumulated other comprehensive loss                      (151)            -              -                -          (151)
-----------------------------------------------------------------------------------------------------------------------------
                                                         858,802     1,179,046      1,400,904       (2,579,950)      858,802

  Less:
  Cost of shares in treasury                             161,889             -              -                -       161,889
  Cost of shares in benefits trust                        59,264             -              -                -        59,264
-----------------------------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                          637,649     1,179,046      1,400,904       (2,579,950)      637,649
-----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity      $ 2,177,976   $ 1,726,314    $ 1,532,239    $  (3,578,837)  $ 1,857,692
-----------------------------------------------------------------------------------------------------------------------------



CONSOLIDATING BALANCE SHEET
(dollar amounts in thousands)

                                                                                      Non-
                                                                    Subsidiary     guarantor
February 1, 2003                                        Pep Boys    Guarantors   Subsidiaries      Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------


ASSETS
Current Assets:
  Cash and cash equivalents                          $    32,654   $     9,714    $       402    $           -   $    42,770
  Accounts receivable, net                                 8,122         9,794              -                -        17,916
  Merchandise inventories                                166,166       322,716              -                -       488,882
  Prepaid expenses                                        29,176        16,308         17,637          (19,375)       43,746
  Deferred income taxes                                    6,812          (819)         7,730                -        13,723
  Other                                                      107             -         56,580                -        56,687
  Assets held for disposal                                     -         1,146              -                -         1,146
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                243,037       358,859         82,349          (19,375)      664,870
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
 Land                                                     92,540       186,569              -                -       279,109
 Buildings and improvements                              313,927       622,843              -                -       936,770
 Furniture, fixtures and equipment                       286,922       317,609              -                -       604,531
 Construction in progress                                 14,764         4,686              -                -        19,450
-----------------------------------------------------------------------------------------------------------------------------
                                                         708,153     1,131,707              -                -     1,839,860
 Less accumulated depreciation and amortization          326,820       425,003              -                -       751,823
-----------------------------------------------------------------------------------------------------------------------------
     Property and Equipment - Net                        381,333       706,704              -                -     1,088,037
-----------------------------------------------------------------------------------------------------------------------------
Investment in subsidiaries                             1,455,877             -      1,121,299       (2,577,176)            -

Intercompany receivable                                        -       631,438        335,640         (967,078)            -

Other                                                     41,972         5,031              -                -        47,003
-----------------------------------------------------------------------------------------------------------------------------
     Total Assets                                    $ 2,122,219   $ 1,702,032    $ 1,539,288    $  (3,563,629)  $ 1,799,910
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                   $   200,044   $         9    $         -    $           -   $   200,053
  Accrued expenses                                        59,625        48,567        143,438          (19,375)      232,255
  Current maturities of long-term debt and
   obligations under capital leases                      101,882             -              -                -       101,882
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                           361,551        48,576        143,438          (19,375)      534,190
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt and obligations under capital
 leases, less current maturities                         375,216           361              -                -       375,577
Convertible long-term debt                               150,000             -              -                -       150,000
Other long-term liabilities                                5,955        19,201              -                -        25,156
Intercompany liabilities                                 544,877       422,201              -         (967,078)            -
Deferred income taxes                                     33,322        27,341              -                -        60,663
Deferred gain on sale leaseback                            1,306         3,026              -                -         4,332
Stockholders' Equity:
  Common stock                                            63,911         1,501            101           (1,602)       63,911
  Additional paid-in capital                             177,244       240,359        200,398         (440,757)      177,244
  Retained earnings                                      630,847       939,466      1,195,351       (2,134,817)      630,847
  Accumulated other comprehensive loss                      (151)            -              -                -          (151)
-----------------------------------------------------------------------------------------------------------------------------
                                                         871,851     1,181,326      1,395,850       (2,577,176)      871,851

  Less:
  Cost of shares in treasury                             162,595             -              -                -       162,595
  Cost of shares in benefits trust                        59,264             -              -                -        59,264
-----------------------------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                          649,992     1,181,326      1,395,850       (2,577,176)      649,992
-----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity      $ 2,122,219   $ 1,702,032    $ 1,539,288    $  (3,563,629)  $ 1,799,910
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirteen weeks ended May 3, 2003                        Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   146,400   $   279,115    $         -    $          -    $   425,515
Service Revenue                                           36,382        67,318              -               -        103,700
Other Revenue                                                  -             -          6,675          (6,675)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           182,782       346,433          6,675          (6,675)       529,215
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               103,215       197,134              -               -        300,349
Costs of Service Revenue                                  26,779        51,282              -               -         78,061
Costs of Other Revenue                                         -             -          7,205          (7,205)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  129,994       248,416          7,205          (7,205)       378,410
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       43,185        81,981              -               -        125,166
Gross Profit from Service Revenue                          9,603        16,036              -               -         25,639
Gross Loss from Other Revenue                                  -             -           (530)            530              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                 52,788        98,017           (530)            530        150,805
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              44,950       106,284             78             530        151,842
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                    7,838        (8,267)          (608)              -         (1,037)
Equity in Earnings of Subsidiaries                           650             -          2,124          (2,774)             -
Non-operating (Expense) Income                            (4,096)       12,032          5,258         (12,144)         1,050
Interest Expense                                          17,978         4,867              -         (12,144)        10,701
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings Before Income Taxes and Cumulative
 Effect of Change in Accounting Principle                (13,586)       (1,102)         6,774          (2,774)       (10,688)

Income Tax (Benefit) Expense                              (5,268)         (408)         1,721               -         (3,955)
-----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings Before Cumulative Effect of
 Change in Accounting Principle                           (8,318)         (694)         5,053          (2,774)        (6,733)

Cumulative Effect of Change in
 Accounting Principle                                       (899)       (1,585)             -               -         (2,484)
-----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings                                  $    (9,217)   $   (2,279)    $    5,053    $     (2,774)   $    (9,217)
-----------------------------------------------------------------------------------------------------------------------------




CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)                                                                           Non-
                                                                    Subsidiary     guarantor
Thirteen weeks ended May 4, 2002                        Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   158,496   $   295,275    $         -    $          -    $   453,771
Service Revenue                                           37,365        67,837              -               -        105,202
Other Revenue                                                  -             -          6,259          (6,259)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           195,861       363,112          6,259          (6,259)       558,973
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               111,511       207,252              -               -        318,763
Costs of Service Revenue                                  27,336        50,939              -               -         78,275
Costs of Other Revenue                                         -             -          6,289          (6,289)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  138,847       258,191          6,289          (6,289)       397,038
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       46,985        88,023              -               -        135,008
Gross Profit from Service Revenue                         10,029        16,898              -               -         26,927
Gross Loss from Other Revenue                                  -             -            (30)             30              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                 57,014       104,921            (30)             30        161,935
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              45,996        83,677             79              30        129,782
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                   11,018        21,244           (109)              -         32,153
Equity in Earnings of Subsidiaries                        20,359             -         18,469         (38,828)             -
Non-operating (Expense) Income                            (4,521)       11,346          5,306         (11,308)           823
Interest Expense                                          17,113         5,976              -         (11,308)        11,781
-----------------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                               9,743        26,614         23,666         (38,828)        21,195

Income Tax (Benefit) Expense                              (3,822)        9,581          1,871               -          7,630
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings                                              13,565        17,033         21,795         (38,828)        13,565
-----------------------------------------------------------------------------------------------------------------------------




CONSOLIDATING STATEMENT OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirteen weeks ended May 3, 2003                       Pep Boys     Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
     Net (Loss) Earnings                             $   (9,217)     $  (2,279)    $    5,053    $     (2,774)   $    (9,217)
     Adjustments to Reconcile Net (Loss)
       Earnings to Net Cash Provided
       By Operating Activities:
        Depreciation and amortization                     7,748         10,968              -               -         18,716
        Cumulative effect of change in
          accounting principle, net of tax                  899          1,585              -               -          2,484
        Accretion of asset disposal obligation               13             40              -               -             53
        Deferred income taxes                              (513)        (1,158)          (837)              -         (2,508)
        Deferred loss (gain) on sale leaseback                4             (7)             -               -             (3)
        Equity in earnings of subsidiaries                 (650)             -         (2,124)          2,774              -
        Loss on assets held for disposal                      -             16              -               -             16
        (Gain) Loss from sale of assets                    (731)             6              -               -           (725)
     Change in current assets and liabilities:
        (Increase) Decrease in accounts
          receivable, prepaid expenses and other         (1,915)         3,428         10,700          (6,675)         5,538
        Increase in merchandise inventories             (25,981)        (7,094)             -               -        (33,075)
        Increase in accounts payable                     44,791              -              -               -         44,791
        Increase (Decrease) in accrued expenses             663         26,627        (12,103)          6,675         21,862
        (Decrease) Increase in other
          long-term liabilities                             (19)           290              -               -            271
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                15,092         32,422            689               -         48,203
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
        Capital expenditures                             (7,508)        (1,057)             -               -         (8,565)
        Proceeds from sales of assets                       750          1,141              -               -          1,891
-----------------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Investing Activities      (6,758)            84              -               -         (6,674)
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
        Net borrowings under line of credit
          agreements                                      3,957          6,674              -               -         10,631
        Payments on capital lease obligations              (112)             -              -               -           (112)
        Reduction of long-term debt                     (10,503)             -              -               -        (10,503)
        Intercompany loan                                28,295        (38,792)        10,497               -              -
        Dividends paid                                   (3,487)             -              -               -         (3,487)
        Proceeds from exercise of stock options              39              -              -               -             39
        Proceeds from dividend reinvestment plan            322              -              -               -            322
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities      18,511        (32,118)        10,497               -         (3,110)
-----------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                     26,845            388         11,186               -         38,419
Cash and Cash Equivalents at Beginning of Period         32,654          9,714            402               -         42,770
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period           $   59,499     $   10,102    $    11,588    $          -    $    81,189
-----------------------------------------------------------------------------------------------------------------------------



CONSOLIDATING STATEMENT OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)
                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirteen weeks ended May 4, 2002                       Pep Boys     Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
     Net Earnings                                    $   13,565     $   17,033    $    21,795    $    (38,828)   $    13,565
     Adjustments to Reconcile Net
       Earnings to Net Cash Provided
       By Operating Activities:
        Depreciation and amortization                     8,932         11,451              -               -         20,383
        Deferred income taxes                               232            362              -               -            594
        Deferred gain on sale leaseback                      (9)           (17)             -               -            (26)
        Equity in earnings of subsidiaries              (20,359)             -        (18,469)         38,828              -
        (Gain) Loss on assets held for disposal             (12)         1,324              -               -          1,312
        Loss from sale of assets                            128             32              -               -            160
     Change in current assets and liabilities:
        Decrease (Increase) in accounts
          receivable, prepaid expenses and other         32,281        (34,404)        24,854          (4,759)        17,972
        (Increase) Decrease in merchandise
          inventories                                   (18,097)         7,904              -               -        (10,193)
        Decrease in accounts payable                     (3,654)             -              -               -         (3,654)
        (Decrease) Increase in accrued expenses          (1,927)        12,297         (9,910)          4,759          5,219
        (Decrease) Increase in other
          long-term liabilities                            (564)           632              -               -             68
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                10,516         16,614         18,270               -         45,400
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
        Capital expenditures                             (2,682)        (2,024)             -               -         (4,706)
        Proceeds from sales of assets                     1,926          1,014              -               -          2,940
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                      (756)        (1,010)             -               -         (1,766)
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
        Net payments under line of credit
          agreements                                     (7,487)       (18,133)             -               -        (25,620)
        Reduction of long-term debt                      (7,936)             -              -               -         (7,936)
        Intercompany loan                                15,142          3,065        (18,207)              -              -
        Dividends paid                                   (3,473)             -              -               -         (3,473)
        Proceeds from exercise of stock options             319              -              -               -            319
        Proceeds from dividend reinvestment plan            336              -              -               -            336
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                    (3,099)       (15,068)       (18,207)              -        (36,374)
-----------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                      6,661            536             63               -          7,260
Cash and Cash Equivalents at Beginning of Period          4,796         10,874            311               -         15,981
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of period           $   11,457     $   11,410    $       374    $          -    $    23,241
-----------------------------------------------------------------------------------------------------------------------------

NOTE 14. Contingencies

The Company's California subsidiary is a defendant in a consolidated action entitled "Dubrow et al vs. The Pep Boys - Manny Moe & Jack" that is currently pending in the California Superior Court in Orange County. The two consolidated actions were originally filed on March 29, 2000 and July 25, 2000. Plaintiffs are former and current store management employees who claim that they were improperly classified as exempt from the overtime provisions of California law and seek to be compensated for all overtime hours worked. Plaintiffs' motion to certify the case as a class action to represent all persons employed in California since March 29, 1996 as salaried store managers, assistant store managers, service managers and assistant service managers was previously granted by the trial court. The Company's appeals of that decision through the California Supreme Court were unsuccessful. The Company is now preparing to move the trial court for reconsideration of its decision to certify the class. No trial date has been set for the underlying case. The Company is currently engaged in settlement negotiations to resolve this action. If such negotiations are unsuccessful, the Company intends to continue to vigorously defend this action. While the Company believes that this action is not material to its financial position, an adverse outcome exceeding the amount accrued therefore may have a material adverse effect on the Company's results of operations for the year in which this action is ultimately resolved.

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

The Company is also party to various other actions and claims, including purported class actions, arising in the normal course of business.

The Company believes that amounts accrued for awards or assessments in connection with the foregoing matters are adequate and, except as provided above, that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 15. Subsequent Event

On June 3, 2003, the Company completed an interest rate swap for a notional amount of $130,000,000. This swap will be effective on July 15, 2003. The Company has designated the swap as a cash flow hedge of the Company's real estate operating lease facility, which has lease payments with an effective rate of LIBOR plus 1.85%. The effect of this interest rate swap transaction is to convert the variable LIBOR portion of these lease payments to a fixed rate of 2.90%. The swap agreement will terminate on July 1, 2008. Terms of the agreement call for payments to be made to the counterparty on a monthly basis commencing on August 1, 2003 through to and including the termination date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES - May 3, 2003
------------------------------------------------

The Company's cash requirements arise principally from the capital expenditures related to existing stores, offices and warehouses, the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. During the first thirteen weeks of fiscal 2003, the Company invested $8,565,000 in property and equipment. The Company's net inventory
(net inventory includes the change in inventory less the change in accounts payable) decreased $11,716,000. Working Capital decreased from $130,680,000 at February 1, 2003 to $79,415,000 at May 3, 2003. At May 3, 2003, the Company
had stockholders' equity of $637,649,000 and long-term debt, net of current maturities, of $476,158,000. The Company's long-term debt was 43% of its total capitalization at May 3, 2003 and 45% at February 1, 2003. As of May 3, 2003, the Company had an available line of credit totaling $167,994,000.

The Company does not plan to open any new stores during the balance of the current fiscal year. Management estimates capital expenditures relating to existing stores, warehouses and offices during the remainder of fiscal 2003 will be approximately $46,435,000. The Company anticipates that its net cash provided by operating activities and its existing line of credit will exceed its principal cash requirements for capital expenditures and net inventory in fiscal 2003.

On May 15, 2003, upon maturity, the Company retired $75,000,000 aggregate principal amount of 6.625% notes, with cash.

In the first quarter of fiscal 2003, the Company reclassified $32,000,000 aggregate principal amount of 6.75% Medium-Term Notes with a stated maturity date of March 10, 2004 and $25,000,000 aggregate principal amount of 6.65% Medium-Term Notes with a stated maturity date of March 3, 2004 to current liabilities on the consolidated balance sheet. The Company anticipates being able to repurchase these notes with cash from operations and its existing line of credit.

In April 2003, the Company made a settlement of approximately $12,600,000 related to the Supplemental Executive Retirement Plan obligation for the former Chairman and CEO with cash. This obligation resulted in an expense for settlement accounting under Statement of Financial Accounting Standards
(SFAS) No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" of approximately $4,900,000, during the quarter ended May 3, 2003.

In April 2003, the Company satisfied the commitment related to the non-renewal of the former Chairman and CEO's employment agreement for approximately $4,900,000. The Company satisfied this commitment with cash.

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

PLAN UPDATE

The Company is progressing towards the disposal of the 38 stores (11 owned and 27 leased), two distribution centers and two development parcels that were closed or abandoned in connection with the Profit Enhancement Plan. As of May 3, 2003, the Company had disposed of 24 of the closed stores (8 owned and 16 leased), the two distribution centers and the two development parcels. During fiscal 2002, the Company decided to lease rather than sell three of the closed stores owned by the Company due to changes in the real estate market. As a result, the Company reclassified these three properties as assets held for use. The Company estimates that the remaining 11 closed stores leased by the Company will be disposed of by the end of the first quarter of fiscal 2004.

PROFIT ENHANCEMENT PLAN EXPENSE SUMMARY

Below is a table summarizing expenses related to the Profit Enhancement Plan for the thirteen weeks ended May 3, 2003 and May 4, 2002. The reasons for the changes to the charge are as described in the reserve reconciliation and asset disposal section below.

(dollar amounts
in thousands)          Thirteen      Thirteen
Income Statement       Weeks Ended   Weeks Ended
Classification         May 3, 2003   May 4, 2002
--------------------------------------------------
Costs of
   Merchandise Sales    $   650        $ 1,180

Costs of
   Service Revenue          198            (51)

Selling, General and
   Administrative            16             10
--------------------------------------------------
Total Expenses          $   864        $ 1,139
--------------------------------------------------


The following chart reconciles the change in reserve from the fiscal year ended February 1, 2003 through May 3, 2003. The reserve for the closed properties includes remaining rent on leases net of sublease income and on-going expenses related to general maintenance costs such as utilities, security, telephone, real estate taxes and personal property taxes. All changes in the reserve assumptions were charged or credited through the appropriate corresponding line items on the statement of operations.


(dollar amounts                    Lease       On-going
 in thousands)                     Expenses    Expenses    Total
-------------------------------------------------------------------
Reserve balance
  at Feb. 1, 2003                  $ 1,092    $   442     $ 1,534

Provision for Present
  value of liabilities                  11          3          14

Changes in assumptions
  about future sublease
  income, lease termination,
  closed store maintenance costs
  and changes in interest rates        583        251         834

Cash payments                         (600)      (137)       (737)

-------------------------------------------------------------------
Reserve Balance at
  May 3, 2003                      $ 1,086    $   559     $ 1,645
-------------------------------------------------------------------


ASSETS HELD FOR DISPOSAL

The Company recorded a charge to cost of merchandise sales of $16,000 and $1,312,000 for the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively. These charges relate to the adjustment to fair value of the assets held for disposal. As of May 3, 2003, the Company has sold or reclassified to long-term all properties held for disposal in relation to the Profit Enhancement Plan.


Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
----------------------------------------------------------------------------------------------------------------
                                                          May 3, 2003         May 4, 2002       Fiscal 2003 vs.
Thirteen weeks ended                                     (Fiscal 2003)       (Fiscal 2002)        Fiscal 2002
----------------------------------------------------------------------------------------------------------------
Merchandise Sales                                              80.4%               81.2%               (6.2)%
Service Revenue (1)                                            19.6                18.8                (1.4)
----------------------------------------------------------------------------------------------------------------
Total Revenues                                                100.0               100.0                (5.3)
----------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales (2)                                 70.6 (3)            70.2 (3)            (5.8)
Costs of Service Revenue (2)                                   75.3 (3)            74.4 (3)            (0.3)
----------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                        71.5                71.0                (4.7)
----------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                            29.4 (3)            29.8 (3)            (7.3)
Gross Profit from Service Revenue                              24.7 (3)            25.6 (3)            (4.8)
----------------------------------------------------------------------------------------------------------------
Total Gross Profit                                             28.5                29.0                (6.9)
----------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses                   28.7                23.2                17.0
----------------------------------------------------------------------------------------------------------------
Operating (Loss) Profit                                        (0.2)                5.8              (103.2)
Non-operating Income                                            0.2                 0.1                27.6
Interest Expense                                                2.0                 2.1                (9.2)
----------------------------------------------------------------------------------------------------------------
(Loss) Earnings Before Income Taxes and Cumulative
  Effect of Change in Accounting Principle                     (2.0)                3.8              (150.4)

Income Tax (Benefit) Expense                                   37.0 (4)            36.0 (4)          (151.8)
----------------------------------------------------------------------------------------------------------------
(Loss) Earnings Before Cumulative Effect of Change
  in Accounting Principle                                      (1.3)                2.4              (149.6)

Cumulative Effect of Change in Accounting Principle            (0.4)                0.0                 N/A
----------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings                                            (1.7)                2.4              (168.0)
----------------------------------------------------------------------------------------------------------------

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

Thirteen Weeks Ended May 3, 2003 vs. Thirteen Weeks Ended May 4, 2002
------------------------------------------------------------------------

Total revenues for the first thirteen weeks decreased 5.3%. This decrease was due primarily to a decrease in comparable store revenues (revenues generated by stores in operation during the same period) of 5.4%, offset slightly by an increase in the number of stores in operation in fiscal 2003 versus fiscal 2002. Comparable store merchandise sales decreased 6.3%, while comparable store service revenue decreased 1.6%.

Gross profit from merchandise sales decreased, as a percentage of merchandise sales, to 29.4% in fiscal 2003 from 29.8% in fiscal 2002. This decrease, as a percentage of merchandise sales, was due primarily to an increase in store occupancy costs and warehousing costs, as a percentage of merchandise sales, offset, in part, by a charge related to the Profit Enhancement Plan of $650,000 in fiscal 2003 versus $1,180,000 in fiscal 2002 and higher merchandise margins, as a percentage of merchandise sales. The increase in store occupancy costs was a result of higher utilities and building maintenance expenses incurred as a result of severe winter weather. The increase in warehousing costs, as a percentage of merchandise sales, was a result of the merchandise sales decrease offsetting the current year decrease in warehousing costs. The improved merchandise margins were a result of a combination of an improvement in the mix of sales, selectively higher retail pricing, lower product acquisition costs and improved inventory controls.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 28.7% in fiscal 2003 from 23.2% in fiscal 2002. This was a 17% or $22,060,000 increase over the prior year quarter. This increase, as a percentage of total revenues, was due primarily to an increase in general office costs and employee benefits, as a percentage of total revenues. The increase in general office costs was due primarily to an increase in the Company's legal reserves of approximately $20,000,000 for on-going litigation. The increase in employee benefits was due primarily to the settlement of a retirement plan obligation.

Interest expense decreased 9.2% due primarily to lower debt levels coupled with lower average interest rates.

Net earnings decreased, as a percentage of total revenues, due primarily to a decrease in gross profit from merchandise sales, as a percentage of merchandise sales, coupled with an increase in selling, general and administrative expenses, as a percentage of total revenues, and a net charge of $2,484,000 for the cumulative effect of a change in accounting principle for the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." These decreases were offset, in part, by a decrease in interest expense.



NEW ACCOUNTING STANDARDS
------------------------

In May 2003, the Financial Accounting Standards Board (FASB) issued
SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments that are within the pronouncement's scope as a liability because it embodies an obligation of the issuer. Provisions of this standard are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements," while other provisions revise that definition to include certain obligations that a reporting entity can or must settle through issuance of its own equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions made by the FASB's Derivatives Implementation Group following the issuance of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is effective for hedging relationships designated after June 30, 2003. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46, an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of any expected losses from the variable interest entity's activities, is entitled to receive any expected residual returns of the variable interest entity, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and applies in the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003.

The Company will adopt FIN 46 for variable interest entities created prior to February 1, 2003 in the third quarter of fiscal 2003. The adoption of FIN 46 will apply to the $132,000,000 of real estate leased by the Company under its $143,000,000 operating lease facility, which would qualify as a variable interest entity under this interpretation. If this operating lease facility exists as of August 3, 2003, the Company would consolidate this entity and record a liability of $132,000,000 and the corresponding assets, net of accumulated depreciation. The Company is in the process of refinancing this facility. This refinancing is planned for completion prior to August 3, 2003 so that it is not required to consolidate this entity under FIN 46.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." As a result of rescinding FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30, "Reporting the Results of Operations." This statement also amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company has adopted the provisions of SFAS No. 145 for the thirteen weeks ended May 3, 2003 with no material effect on its consolidated statements of operations. Reclassifications of extraordinary items pertaining to the extinguishment of debt, if any, will be made throughout fiscal 2003 to maintain comparability for the reported periods.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, risk participation agreements and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to "-Critical Accounting Policies and Estimates" as reported in the Company's Form 10-K for the year ended
February 1, 2003, which disclosures are hereby incorporated by reference.

FORWARD-LOOKING STATEMENTS
--------------------------

Certain statements contained herein constitute "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995.
The words "guidance," "expect," "anticipate," "estimates," "forecasts" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include management's expectations regarding future financial performance, automotive aftermarket trends, levels of competition, business development activities, future capital expenditures, financing sources and availability and the effects of regulation and litigation. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The Company's actual results may differ materially from the results discussed in the forward-looking statements due to factors beyond the control of the Company, including the strength of the national and regional economies, retail and commercial consumers' ability to spend, the health of the various sectors of the automotive aftermarket, the weather in geographical regions with a high concentration of the Company's stores, competitive pricing, the location and number of competitors' stores, product and labor costs and the additional factors described in the Company's filings with the Securities and Exchange Commission (SEC). The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement and senior secured credit facility, changes in the lenders' prime rate or London Interbank Offered Rate (LIBOR) could affect the rates at which the Company could borrow funds thereunder. At May 3, 2003, the Company had outstanding borrowings of $43,266,000 under these credit facilities.

On June 3, 2003, the Company completed an interest rate swap for a notional amount of $130,000,000. This swap will be effective on July 15, 2003. The Company has designated the swap as a cash flow hedge of the Company's real estate operating lease facility, which has lease payments with an effective rate of LIBOR plus 1.85%. The effect of this interest rate swap transaction is to convert the variable LIBOR portion of these lease payments to a fixed rate of 2.90%. The swap agreement will terminate on July 1, 2008. Terms of the agreement call for payments to be made to the counter-party on a monthly basis commencing on August 1, 2003 through to and including the termination date. Except as noted above, there have been no material changes to the market risk disclosures as reported in the Company's Form 10-K for the fiscal year ended February 1, 2003.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under SEC rules, the Company is required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. The Company's management, including the chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective as of the evaluation date.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings

          The Company's California subsidiary is a defendant in a consolidated action entitled "Dubrow et al vs. The Pep Boys - Manny Moe & Jack" that is currently pending in the California Superior Court in Orange County. The two consolidated actions were originally filed on March 29, 2000 and July 25, 2000. Plaintiffs are former and current store management employees who claim that they were improperly classified as exempt from the overtime provisions of California law and seek to be compensated for all overtime hours worked. Plaintiffs' motion to certify the case as a class action to represent all persons employed in California since March 29, 1996 as salaried store managers, assistant store managers, service managers and assistant service managers was previously granted by the trial court. The Company's appeals of that decision through the California Supreme Court were unsuccessful. The Company is now preparing to move the trial court for reconsideration of its decision to certify the class. No trial date has been set for the underlying case. The Company is currently engaged in settlement negotiations to resolve this action. If such negotiations are unsuccessful, the Company intends to continue to vigorously defend this action. While the Company believes that this action is not material to its financial position, an adverse outcome exceeding the amount accrued therefore may have a material adverse effect on the Company's results of operations for the year in which this action is ultimately resolved.

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

          The Company is also party to various other actions and claims, including purported class actions, arising in the normal course of business.

          The Company believes that amounts accrued for awards or assessments in connection with the foregoing matters are adequate and, except as provided above, that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 2.   Changes in Securities and Use of Proceeds
          None.

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits

               (10.1)* Employment agreement between Lawrence N. Stevenson and the Company dated as of April 28, 2003


               (99.1) Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               (99.2) Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


           (b) Reports on Form 8-K.


               The Company filed a Form 8-K on March 26, 2003 announcing its Board of Directors' authorization of a share repurchase program for the purchase of up to $25 million of its outstanding common stock. An exhibit containing the Company's press release announcing the repurchase was attached.

               The Company filed a Form 8-K on April 29, 2003, as amended by a Form 8-K/A filed on April 30, 2003, announcing the appointment of Lawrence N. Stevenson as its new Chief Executive Officer. An exhibit containing the Company's press release announcing the appointment was attached.


*  Management contract or compensatory plan or arrangement.

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

Date:          June 16, 2003             By: /s/ George Babich, Jr.
      -----------------------            --------------------------

                                           George Babich, Jr.
                                           President &
                                           Chief Financial Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION
-------------------------------------
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Lawrence N. Stevenson, certify that:

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



Date:       June 16, 2003                           /s/ Lawrence N. Stevenson
     --------------------                           -------------------------

                                                    Lawrence N. Stevenson
                                                    Chief Executive Officer

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



Date:       June 16, 2003                            /s/ George Babich, Jr.
     --------------------                            -----------------------

                                                     George Babich, Jr.
                                                     President and Chief
                                                     Financial Officer

INDEX TO EXHIBITS
-----------------

(10.1) Employment agreement between Lawrence N. Stevenson and the Company dated as of April 28, 2003.

(99.1)   Chief Executive Officer Certification pursuant to 18
         U.S.C. Section 1350, as adopted pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002

(99.2)   Chief Financial Officer Certification pursuant to 18
         U.S.C. Section 1350, as adopted pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002