Form 10-Q
period 2003-08-02
PEP BOYS MANNY MOE & JACK
filed 2003-09-16
CIK 77449

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended August 2, 2003

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


As of August 31, 2003 there were 52,522,000 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------
Index                                                         Page
-------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            August 2, 2003 and February 1, 2003                 3

            Consolidated Statements of Operations -
            Thirteen and Twenty-six weeks ended
            August 2, 2003 and August 3, 2002                   4

            Consolidated Statements of
            Cash Flows - Twenty-six weeks ended
            August 2, 2003 and August 3, 2002                   5

            Notes to Condensed Consolidated
            Financial Statements                             6-23

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                        24-32

Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk                                33

Item 4.   Controls and Procedures                              33




PART II - OTHER INFORMATION
---------------------------

    Item 1.    Legal Proceedings                               34

    Item 2.    Changes in Securities and Use of Proceeds       35

    Item 3.    Defaults Upon Senior Securities                 35

    Item 4.    Submission of Matters to a Vote of
               Security Holders                                35

    Item 5.    Other Information                               36

    Item 6.    Exhibits and Reports on Form 8-K                36



SIGNATURES                                                     37

INDEX TO EXHIBITS                                              38

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Condensed Consolidated Financial Statements (Unaudited)


                              THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                            (dollar amounts in thousands, except per share amounts)
                                                UNAUDITED

                                                                     Aug. 2, 2003       Feb. 1, 2003*
------------------------------------------------------------------------------------------------------
ASSETS
 Current Assets:
   Cash and cash equivalents                                          $   68,095          $   42,770
   Accounts receivable, net                                               24,405              17,916
   Merchandise inventories                                               506,510             488,882
   Prepaid expenses                                                       29,430              43,746
   Deferred income taxes                                                  32,623              13,723
   Other                                                                  51,505              56,687
   Assets held for disposal                                               21,900               1,146
------------------------------------------------------------------------------------------------------
      Total Current Assets                                               734,468             664,870
------------------------------------------------------------------------------------------------------
 Property and Equipment-at cost:
   Land                                                                  264,121             279,109
   Buildings and improvements                                            892,927             936,770
   Furniture, fixtures and equipment                                     592,213             604,531
   Construction in progress                                               26,886              19,450
------------------------------------------------------------------------------------------------------
                                                                       1,776,147           1,839,860
   Less accumulated depreciation and amortization                        761,687             751,823
------------------------------------------------------------------------------------------------------
      Property and Equipment - Net                                     1,014,460           1,088,037
------------------------------------------------------------------------------------------------------
 Other                                                                    56,913              47,003
------------------------------------------------------------------------------------------------------
Total Assets                                                          $1,805,841          $1,799,910
------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                                   $  319,223          $  200,053
   Accrued expenses                                                      267,356             232,255
   Current maturities of long-term debt and obligations
     under capital leases                                                 72,362             101,882
------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                          658,941             534,190
------------------------------------------------------------------------------------------------------
 Long-term debt and obligations under capital leases,
   less current maturities                                               314,711             375,577
 Convertible long-term debt                                              150,000             150,000
 Other long-term liabilities                                              28,924              25,156
 Deferred income taxes                                                    42,894              60,663
 Deferred gain on sale leaseback                                           4,324               4,332
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
     Authorized 500,000,000 shares; Issued 63,910,577 shares              63,911              63,911
   Additional paid-in capital                                            177,244             177,244
   Retained earnings                                                     571,403             630,847
   Accumulated other comprehensive income (loss)                           3,749                (151)
------------------------------------------------------------------------------------------------------
                                                                         816,307             871,851

 Less cost of shares in treasury - 9,352,311 shares
 and 10,070,729 shares                                                   150,996             162,595
 Less cost of shares in benefits trust - 2,195,270 shares                 59,264              59,264
------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                         606,047             649,992
------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                            $1,805,841          $1,799,910
------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

* Taken from the audited financial statements at February 1, 2003.



                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                       (dollar amounts in thousands, except per share amounts)
                                              UNAUDITED


                                             Thirteen weeks ended           Twenty-six weeks Ended
                                          ---------------------------    -----------------------------
                                          Aug. 2, 2003   Aug. 3, 2002      Aug. 2, 2003   Aug. 3, 2002
                                          ------------   ------------    --------------   ------------
                                             Amount         Amount            Amount         Amount
------------------------------------------------------------------------------------------------------
Merchandise Sales                         $ 451,285      $ 461,886        $  862,417     $  900,343
Service Revenue                             104,745        103,745           204,523        204,943
------------------------------------------------------------------------------------------------------
Total Revenues                              556,030        565,631         1,066,940      1,105,286
------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                  344,903        320,485           635,243        628,123
Costs of Service Revenue                     80,881         78,572           155,653        153,492
------------------------------------------------------------------------------------------------------
Total Costs of Revenues                     425,784        399,057           790,896        781,615
------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales         106,382        141,401           227,174        272,220
Gross Profit from Service Revenue            23,864         25,173            48,870         51,451
------------------------------------------------------------------------------------------------------
Total Gross Profit                          130,246        166,574           276,044        323,671
------------------------------------------------------------------------------------------------------
Selling, General and Administrative
Expenses                                    143,049        129,048           290,826        254,738
------------------------------------------------------------------------------------------------------
Operating (Loss) Profit                     (12,803)        37,526           (14,782)        68,933
Non-operating Income                            851            997             1,901          1,820
Interest Expense                              9,603         12,624            20,304         24,405
------------------------------------------------------------------------------------------------------
(Loss) Earnings from Continuing
Operations Before Income Taxes and
Cumulative Effect of Change in
Accounting Principle                        (21,555)        25,899           (33,185)        46,348

Income Tax (Benefit) Expense                 (7,976)         9,789           (12,279)        17,149
------------------------------------------------------------------------------------------------------
Net (Loss) Earnings from Continuing
Operations Before Cumulative Effect of
Change in Accounting Principle              (13,579)        16,110           (20,906)        29,199

Discontinued Operations, Net of Tax         (22,802)           444           (22,208)           920

Cumulative Effect of Change in
Accounting Principle, Net of Tax                  -              -            (2,484)             -

Net (Loss) Earnings                         (36,381)        16,554           (45,598)        30,119
------------------------------------------------------------------------------------------------------
Retained Earnings, beginning of period      617,798        611,871           630,847        601,944
Cash Dividends                                3,491          3,475             6,978          6,948
Effect of Stock Options                       6,477            (16)            6,548            149
Dividend Reinvestment Plan                       46             72               320             72
------------------------------------------------------------------------------------------------------
Retained Earnings, end of period          $ 571,403      $ 624,894         $ 571,403      $ 624,894
------------------------------------------------------------------------------------------------------
Basic (Loss) Earnings Per Share:
  (Loss) From Continuing Operations
    Before Cumulative Effect of Change
    in Accounting Principle               $   (0.26)     $    0.31         $   (0.40)     $    0.57

  Discontinued Operations, net of tax         (0.44)          0.01             (0.43)          0.02

  Cumulative Effect of Change in
    Accounting Principle, net of tax              -              -             (0.05)             -
------------------------------------------------------------------------------------------------------
Basic (Loss) Earnings Per Share           $   (0.70)     $    0.32         $   (0.88)     $    0.59
------------------------------------------------------------------------------------------------------
Diluted (Loss) Earnings Per Share:
  (Loss) From Continuing Operations
    Before Cumulative Effect of Change
    in Accounting Principle               $   (0.26)     $    0.29         $   (0.40)     $    0.54

  Discontinued Operations, net of tax         (0.44)          0.01             (0.43)          0.02

  Cumulative Effect of Change in
    Accounting Principle, net of tax              -              -             (0.05)             -
------------------------------------------------------------------------------------------------------
Diluted (Loss) Earnings Per Share         $   (0.70)     $    0.30         $   (0.88)     $    0.56
------------------------------------------------------------------------------------------------------
Cash Dividends Per Share                  $   .0675      $   .0675         $   .1350      $   .1350
------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.




                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                             UNAUDITED



Twenty-six Weeks Ended                                                          Aug. 2, 2003        Aug, 3, 2002
----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net (Loss) Earnings                                                       $  (45,598)           $  30,119
     (Loss) Earnings from discontinued operations                                 (22,208)                 920
----------------------------------------------------------------------------------------------------------------
     (Loss) Earnings from continuing operations                                     (23,390)              29,199
     Adjustments to Reconcile Net (Loss) Earnings From Continuing
       Operations to Net Cash Provided by Continuing Operations:
        Cumulative effect of change in accounting principle                         2,484                    -
        Depreciation and amortization                                              35,271               38,706
        Accretion of asset disposal obligation                                         90                    -
        Deferred income taxes                                                     (38,959)                (377)
        Deferred gain on sale lease back                                               (8)                 (45)
        Loss on asset impairment                                                    2,121                    -
        Loss on assets held for disposal                                                -                1,360
        Loss from sale of assets                                                       34                  179
     Changes in operating assets and liabilities:
        Decrease in accounts receivable, prepaid expenses and other                 9,289               22,518
        Increase in merchandise inventories                                       (17,628)              (2,882)
        Increase in accounts payable                                              119,170                3,807
        Increase (Decrease) in accrued expenses                                    40,593               (1,764)
        Increase in other long-term liabilities                                     3,768                  440
----------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Continuing Operations                                   132,835               91,141
     Net Cash Provided by Discontinued Operations                                   4,591                3,290
----------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                                    137,426               94,431
----------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
     Capital expenditures                                                         (21,420)             (11,951)
     Proceeds from sales of assets                                                  1,952                5,252
----------------------------------------------------------------------------------------------------------------
     Net Cash Used in Investing Activities                                        (19,468)              (6,699)
----------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net borrowings (payments) under line of credit agreements                      1,441              (70,539)
     Repayment of life insurance policy loan                                            -              (20,686)
     Capital lease obligations                                                       (400)                (308)
     Reduction of long-term debt                                                  (91,427)             (65,769)
     Net proceeds from issuance of notes                                                -              146,250
     Dividends paid                                                                (6,978)              (6,948)
     Proceeds from exercise of stock options                                        4,085                  475
     Proceeds from dividend reinvestment plan                                         646                  677
----------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                             (92,633)             (16,848)
----------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                                               25,325               70,884
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                                   42,770               15,981
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                      $  68,095            $  86,865
----------------------------------------------------------------------------------------------------------------

Non-cash financing activities:
        Equipment Capital Leases                                                $       -            $   1,301
----------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.


THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheets as of August 2, 2003, the consolidated statements of operations for the thirteen and twenty-six week periods ended August 2, 2003 and August 3, 2002 and the consolidated statements of cash flows for the twenty-six week periods ended August 2, 2003 and August 3, 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at August 2, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003. The results of operations for the thirteen and twenty-six week periods ended August 2, 2003 are not necessarily indicative of the operating results for the full year.

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



(dollar amounts in thousands,
 except per share amounts)
                                                    Thirteen weeks ended              Twenty-six weeks ended
                                               ---------------------------------   ---------------------------------
                                               August 2, 2003     August 3, 2002   August 2, 2003     August 3, 2002
--------------------------------------------------------------------------------------------------------------------
Net (loss) earnings:

    As reported                                   $(36,381)         $ 16,554        $ (45,598)         $  30,119

      Less:  Total stock-based compensation
             expense determined under fair
             value-based method, net of tax           (636)             (954)          (1,447)            (1,915)
--------------------------------------------------------------------------------------------------------------------
    Pro forma                                     $(37,017)         $ 15,600        $ (47,045)         $  28,204
--------------------------------------------------------------------------------------------------------------------

Net (loss) earnings per share:

Basic:

    As reported                                   $   (.70)         $    .32        $    (.88)         $     .59
    Pro forma                                     $   (.71)         $    .30        $    (.91)         $     .55
--------------------------------------------------------------------------------------------------------------------

Diluted:

    As reported                                   $   (.70)         $    .30        $    (.88)         $     .56
    Pro forma                                     $   (.71)         $    .28        $    (.91)         $     .52
--------------------------------------------------------------------------------------------------------------------

The fair value of each option granted during the periods ending August 2, 2003 and August 3, 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                  August 2, 2003    August 3, 2002
------------------------------------------------------------------
Dividend yield                         1.57%            1.44%
Expected volatility                      42%              41%
Risk-free interest rate range:
  high                                  4.4%             5.4%
  low                                   1.5%             2.3%

Ranges of expected lives in years       4-8              4-8
------------------------------------------------------------------

NOTE 3. New Accounting Standards

In May 2003, the Financial Accounting Standards Board (FASB) issued
SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments that are within the pronouncement's scope as a liability because it embodies an obligation of the issuer. Provisions of this standard are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements," while other provisions revise that definition to include certain obligations that a reporting entity can or must settle through issuance of its own equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt this statement in the third quarter of fiscal 2003 with no material effect on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions made by the FASB's Derivatives Implementation Group following the issuance of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is effective for hedging relationships designated after June 30, 2003. The Company adopted this statement in the second quarter of fiscal 2003 with no material effect on its consolidated financial statements.

In January 2003, the FASB issued Financial Interpretation Number (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46, an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of any expected losses from the variable interest entity's activities, is entitled to receive any expected residual returns of the variable interest entity, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and applies in the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Company adopted this statement for variable interest entities created after January 31, 2003 in the fourth quarter of 2002 with no material effect on its consolidated financial statements. On August 1, 2003 the Company refinanced its real estate operating lease facility, which qualified as a variable interest entity into a new entity. The Company has evaluated this leasing transaction in accordance with FIN 46 and has determined it does not have to consolidate this leasing entity. The Company will adopt this statement for variable interest entities created prior to January 31, 2003 in the third quarter of 2003 with no material effect on its consolidated financial statements.

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

NOTE 4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, the inventory valuation difference would have been immaterial on both August 2, 2003 and February 1, 2003.

NOTE 5. Accrued Expenses

The Company's accrued expenses for the periods ending August 2, 2003 and February 1, 2003 were as follows:

(dollar amounts in thousands)          Aug. 2, 2003     Feb. 1, 2003
---------------------------------------------------------------------

Medical and casualty risk
  participation reserve                  $ 110,360        $ 124,571
Accrued compensation and
  related taxes                             48,485           49,923
Legal Reserves                              32,246            6,054
Other                                       76,265           51,707
---------------------------------------------------------------------
Total                                    $ 267,356        $ 232,255
---------------------------------------------------------------------

NOTE 6. Restructuring

Building upon the Profit Enhancement Plan launched in October 2000, the
Company conducted a comprehensive review of its operations including individual store performance, the entire management infrastructure and its merchandise and service offerings. On July 31, 2003, the Company announced several initiatives aimed at realigning its business and continuing to improve upon the Company's profitability. The Company expects these actions, including the disposal and sublease of the properties, to be substantially completed by the end of the second quarter 2004 and estimates the costs, including future costs that were not accrued, to be approximately $70,100,000. The Company anticipates this restructuring will result in an annual savings of approximately $11,000,000. The Company is accounting for these initiatives in accordance with the provisions of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". These initiatives included:

Closure of 33 under-performing stores on July 31, 2003

The charges related to these closures included a $33,887,000 write down of fixed assets, $1,122,000 in long-term lease and other related obligations, net of subleases, and $980,000 in workforce reduction costs. These charges are included in discontinued operations of the consolidated statement of operations. The write-down of fixed assets includes the adjustment to the market value of those owned stores that are now classified as assets held for disposal in accordance with SFAS 144 and the write-down of leasehold improvements. The assets held for disposal have been valued at the lower of their carrying amount or their estimated fair value, net of disposal costs. The long-term lease and other related obligations represent the fair value of such obligations less the estimated net sublease income. The workforce reduction costs represent the involuntary termination benefits payable to approximately 900 store employees, all of whom were notified on or prior to July 31, 2003. Severance for these employees was accrued in accordance with SFAS 146. Approximately 50% of these employees were terminated as of August 2, 2003.

Discontinuation of certain merchandise offerings

The Company recorded a $24,580,000 write-down of inventory as a result of a decision to discontinue certain merchandising offerings. This write-down was recorded in cost of merchandise sales on the consolidated statement of operations.

Corporate realignment

The charges related to this realignment included $3,070,000 in workforce reduction costs, $2,543,000 of expenses incurred in the development of the restructuring plan, a $536,000 write-down of certain assets and $467,000 in costs related to two warehouse lease terminations. The workforce reduction costs represent the involuntary termination benefits payable to 150 Store Support Center employees and field managers. Approximately 88% of these employees were terminated as of August 2, 2003. The realignment charges were primarily recorded in cost of merchandise sales and selling, general & administrative expenses on the consolidated statement of operations.

The following chart details the reserve balances through August 2, 2003. The reserve includes remaining rent on leases net of sublease income, other contractual obligations associated with leased properties and employee severance.


(dollar amounts                                Lease       Contractual
 in thousands)                    Severance    Expenses    Obligations  Total
---------------------------------------------------------------------------------
Reserve balance
  at Feb. 1, 2003                  $     -    $     -     $     -       $      -

Original Reserve                     4,050      2,332         887          7,269

Provision for Present
  value of liabilities                   -          -           -              -

Changes in assumptions
  about future sublease
  income, lease termination
  and severance                          -          -           -              -

Cash payments                            -          -           -              -

---------------------------------------------------------------------------------
Reserve Balance at
  August 2, 2003                   $ 4,050    $ 2,332     $   887       $  7,269
---------------------------------------------------------------------------------


Note 7. Discontinued Operations

In accordance with SFAS 144, the Company's discontinued operations reflect the operating results for the 33 stores closed on July 31, 2003 as part of the Company's corporate restructuring. The results for the thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002 have been reclassified to show the results of operations for the 33 closed stores as discontinued operations. Below is a summary of these results:


                                             Thirteen weeks ended           Twenty-six weeks Ended
                                          ---------------------------    -----------------------------
                                          Aug. 2, 2003   Aug. 3, 2002      Aug. 2, 2003   Aug. 3, 2002
                                          ------------   ------------    --------------   ------------
(Amounts in thousands)                       Amount         Amount            Amount         Amount
------------------------------------------------------------------------------------------------------
Total Revenues                             $ 19,408       $ 20,154          $ 37,714       $ 39,473

Total Gross Profit                          (31,124)         5,002           (26,116)         9,841

Selling, General and Administrative
 Expenses                                     5,070          4,288             9,135          8,380

(Loss) Earnings from Discontinued
 Operations Before Income Taxes             (36,194)           714           (35,251)         1,461

Discontinued Operations, Net of Tax        $(22,802)      $    444          $(22,208)      $    920
------------------------------------------------------------------------------------------------------


In addition, the Company has reclassified to assets held for disposal $7,724,000 and $14,176,000 of building and land, respectively.


NOTE 8. Pension and Savings Plan

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

NOTE 9. Other Commitments

In April 2003, the Company satisfied the commitment related to the non-renewal of the former Chairman and CEO's employment agreement for approximately $4,900,000.

NOTE 10. Net Earnings Per Share

                                  THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                 COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
                                       (in thousands, except per share amounts)
                                                       UNAUDITED


                                                                Thirteen weeks ended                Twenty-six weeks ended
                                                        -----------------------------------    ----------------------------------
                                                          Aug. 2, 2003        Aug. 3, 2002       Aug. 2, 2003        Aug. 3, 2002
                                                        --------------      ---------------    --------------        ------------
(a)  (Loss) earnings from continuing operations
       before cumulative effect of change in
       accounting principle                                  $ (13,579)           $ 16,110        $   (20,906)           $ 29,199

     Adjustment for interest on convertible senior
       notes, net of income tax effect                               -                 826                  -                 826
---------------------------------------------------------------------------------------------------------------------------------
(b)  Adjusted net (loss) earnings from continuing
       operations before cumulative effect
       of change in accounting principle                     $ (13,579)           $ 16,936        $   (20,906)           $ 30,025
---------------------------------------------------------------------------------------------------------------------------------

(c)  Average number of common shares outstanding
       during period                                            51,816              51,489             51,733              51,467

     Common shares assumed issued upon conversion of
       convertible senior notes                                      -               5,520                  -               2,760

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price                       -               1,059                  -               1,111
---------------------------------------------------------------------------------------------------------------------------------
(d)  Average number of common shares assumed
       outstanding during period                                51,816              58,068             51,733              55,338
---------------------------------------------------------------------------------------------------------------------------------
Basic (Loss) Earnings Per Share:

     (Loss) Income From Continuing operations
       Before Cumulative Effect of Change in
       Accounting Principle (a/c)                            $   (0.26)           $   0.31        $      (0.40)          $   0.57

     Discontinued Operations, Net of Tax                         (0.44)               0.01               (0.43)              0.02

     Cumulative Effect of Change in
       Accounting Principle, Net of Tax                              -                   -               (0.05)                 -
---------------------------------------------------------------------------------------------------------------------------------
Basic (Loss) Earnings Per Share                              $   (0.70)           $   0.32        $      (0.88)          $   0.59
---------------------------------------------------------------------------------------------------------------------------------
Diluted (Loss) Earnings Per share:

     (Loss) earnings income from continuing
       operations before cumulative effect of
       change in accounting principle (b/d)                  $   (0.26)           $   0.29        $      (0.40)          $   0.54

     Discontinued Operations, Net of Tax                         (0.44)               0.01               (0.43)              0.02

     Cumulative Effect of Change in
       Accounting Principle, Net of Tax                              -                   -               (0.05)                 -
---------------------------------------------------------------------------------------------------------------------------------
Diluted (Loss) Earnings Per Share                            $   (0.70)           $   0.30        $      (0.88)          $   0.56
---------------------------------------------------------------------------------------------------------------------------------

Adjustments for the convertible senior notes were anti-dilutive during the thirteen and twenty-six week period ended August 2, 2003 and therefore excluded from the computation of diluted EPS. Adjustments for dilutive stock options of 939,000 and 676,000 shares were excluded from the Computation of diluted EPS due to the anti-dilutive effect related to the net losses for the thirteen and twenty-six week periods ended August 2, 2003,respectively. Options to purchase shares of common stock which were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the shares of common stock during the thirteen and twenty-six week periods ended August 2, 2003 and August 3, 2002 were as follows:


                                                               Thirteen weeks ended                  Twenty-six weeks ended
(in thousands)                                           ----------------------------------    ----------------------------------
                                                          Aug. 2, 2003         Aug. 3, 2002      Aug. 2, 2003         Aug. 3, 2002
                                                         ---------------      --------------    ---------------      --------------
Common shares associated with antidilutive stock
  options excluded from computation of diluted EPS .....         4,687                4,250             4,825                4,225
                                                         ---------------      --------------    ---------------      --------------


NOTE 11. Warranty Reserve

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

Components of the reserve for warranty costs for the twenty-six week period ending August 2, 2003 are as follows:

(dollar amounts in thousands)
------------------------------------------------------------------------
Beginning balance at February 1, 2003                     $        911

Additions related to current period sales                        3,897

Warranty costs incurred in current period                       (3,838)

Adjustments to accruals related to
  prior year sales                                                   -
------------------------------------------------------------------------
Ending Balance at August 2, 2003                          $        970
------------------------------------------------------------------------

NOTE 12. Asset Retirement Obligation

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

At August 2, 2003, the Company has a liability pertaining to the asset retirement obligation in accrued expenses on its consolidated balance sheet. The following is a reconciliation of the beginning and ending carrying amount of the Company's asset retirement obligation as of August 2, 2003:

(dollar amounts in thousands)
------------------------------------------------------------------------

Asset retirement obligation, February 1, 2003                  $     -

Asset retirement obligation recognized upon adoption             4,540

Asset retirement obligation incurred during the period             176

Asset retirement obligation settled during period                  (87)

Accretion expense                                                   95
------------------------------------------------------------------------
Asset retirement obligation, August 2, 2003                    $ 4,724
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
-----------------------------------------------------------------

The following table summarizes the pro forma net earnings and earning per share for the thirteen and twenty-six weeks periods ending August 3, 2002 had the Company adopted the provisions of SFAS No. 143 prior to February 2, 2003:

                                                 Thirteen          Twenty-six
(dollar amounts in thousands,                   weeks ended       weeks ended
 except per share amounts)                    August 3, 2002    August 3, 2002
-------------------------------------------------------------------------------

 Net Earnings:

    As reported                                   $ 16,554          $ 30,119
    Pro forma                                     $ 16,483          $ 29,974
-------------------------------------------------------------------------------

Net earnings per share:

Basic:

    As reported                                   $    .32          $    .59
    Pro forma                                     $    .32          $    .58

Diluted:

    As reported                                   $    .30          $    .56
    Pro forma                                     $    .30          $    .56
-------------------------------------------------------------------------------

NOTE 13.  Debt and Financing Arrangements

On August 1, 2003, the Company extended its revolving line of credit, which was set to expire September 22, 2004, to August 1, 2008. Thereafter, it automatically renews for annual periods, unless terminated by either party on 60 days notice prior to the applicable termination date. The line of credit provides up to $226,000,000 of borrowing availability, subject to certain required reserves, and is collateralized by inventory and accounts receivable. Funds may be drawn and repaid anytime prior to August 1, 2008. The loans bear interest at a rate equal to the LIBOR plus 2.00%, subject to 0.25% incremental increases as excess availability under the line of credit falls below $50,000,000. The line of credit is subject to financial covenants.

On August 1, 2003, the Company refinanced $132,000,000 operating leases. These leases, which expire on August 1, 2008, have lease payments with an effective rate of LIBOR plus 2.06%. The Company has evaluated this transaction in accordance with FIN 46 and has determined that it is not required to consolidate the leasing entity. The leases include a residual value guarantee with a maximum value of approximately $105,000,000. The Company expects the fair market value of the leased real estate to substantially reduce or eliminate the Company's payment under the residual guarantee at the end of the lease term.

In accordance with FIN 45, the Company has recorded a liability for the fair value of the guarantee related to this operating lease. The current value of this liability is $4,987,000, which is recorded in other long-term liabilities on the consolidated balance sheets.

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

NOTE 14. Interest Rate Swap Agreement

On June 3, 2003, the Company entered into an interest rate swap for a notional amount of $130,000,000. The Company has designated the swap as a cash flow hedge of the Company's real estate operating lease payments. The interest rate swap converts the variable LIBOR portion of these lease payments to a fixed rate of 2.90% and terminates on July 1, 2008. If the critical terms of the interest rate swap or the hedge item do not change, the interest rate swap will be considered to be highly effective with all changes in fair value included in other comprehensive income. As of August 2, 2003, the fair value of the interest rate swap was $6,191,000 ($3,900,000, net of tax) and this change in value was included in accumulated other comprehensive income.

NOTE 15. Supplemental Guarantor Information - Convertible Senior Notes

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

The following are consolidating balance sheets of the Company as of August 3, 2003 and February 1, 2003 and the related consolidating statements of operations for the thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002 and condensed consolidating statements of cash flows for the twenty-six weeks ended August 2, 2003 and August 3, 2002:


CONSOLIDATING BALANCE SHEET
(dollar amounts in thousands)
(unaudited)


                                                                                      Non-
                                                                    Subsidiary     guarantor
August 2, 2003                                          Pep Boys    Guarantors   Subsidiaries      Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------


ASSETS
Current Assets:
  Cash and cash equivalents                          $    48,174   $    10,165    $     9,756    $           -   $    68,095
  Accounts receivable, net                                10,905        13,500              -                -        24,405
  Merchandise inventories                                177,102       329,408              -                -       506,510
  Prepaid expenses                                        27,808         9,798          8,049          (16,225)       29,430
  Deferred income taxes                                    8,603        16,858          7,162                -        32,623
  Other                                                    2,758         4,658         44,089                -        51,505
  Assets held for disposal                                 7,371        14,529              -                -        21,900
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                282,721       398,916         69,056          (16,225)      734,468
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
 Land                                                     88,779       175,342              -                -       264,121
 Buildings and improvements                              305,556       587,371              -                -       892,927
 Furniture, fixtures and equipment                       286,976       305,237              -                -       592,213
 Construction in progress                                 24,045         2,841              -                -        26,886
-----------------------------------------------------------------------------------------------------------------------------
                                                         705,356     1,070,791              -                -     1,776,147
 Less accumulated depreciation and amortization          336,186       425,501              -                -       761,687
-----------------------------------------------------------------------------------------------------------------------------
     Property and Equipment - Net                        369,170       645,290              -                -     1,014,460
-----------------------------------------------------------------------------------------------------------------------------
Investment in subsidiaries                             1,435,279             -      1,119,821       (2,555,100)            -

Intercompany receivable                                        -       682,809        335,178       (1,017,987)            -

Other                                                     51,747         5,166              -                -        56,913
-----------------------------------------------------------------------------------------------------------------------------
    Total Assets                                     $ 2,138,917   $ 1,732,181    $ 1,524,055    $  (3,589,312)  $ 1,805,841
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                   $   319,214   $         9    $         -    $           -   $   319,223
  Accrued expenses                                        35,254       121,823        126,504          (16,225)      267,356
  Current maturities of long-term debt and
   obligations under capital leases                       72,362             -              -                -        72,362
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                           426,830       121,832        126,504          (16,225)      658,941
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt and obligations under capital
 leases, less current maturities                         313,418         1,293              -                -       314,711
Convertible long-term debt                               150,000             -              -                -       150,000
Other long-term liabilities                               10,489        18,435              -                -        28,924
Intercompany liabilities                                 602,534       415,453              -       (1,017,987)            -
Deferred income taxes                                     28,288        14,606              -                -        42,894
Deferred gain on sale leaseback                            1,311         3,013              -                -         4,324
Stockholders' Equity:
  Common stock                                            63,911         1,501            101           (1,602)       63,911
  Additional paid-in capital                             177,244       240,359        200,398         (440,757)      177,244
  Retained earnings                                      571,403       915,689      1,197,052       (2,112,741)      571,403
  Accumulated other comprehensive income                   3,749             -              -                -         3,749
-----------------------------------------------------------------------------------------------------------------------------
                                                         816,307     1,157,549      1,397,551       (2,555,100)      816,307

  Less:
  Cost of shares in treasury                             150,996             -              -                -       150,996
  Cost of shares in benefits trust                        59,264             -              -                -        59,264
-----------------------------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                          606,047     1,157,549      1,397,551       (2,555,100)      606,047
-----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity      $ 2,138,917   $ 1,732,181    $ 1,524,055    $  (3,589,312)  $ 1,805,841
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
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)
                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirteen weeks ended August 2, 2003                     Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   154,518   $    296,767   $          -   $          -    $   451,285
Service Revenue                                           36,402         68,343              -              -        104,745
Other Revenue                                                  -              -          6,676         (6,676)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           190,920        365,110          6,676         (6,676)       556,030
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               119,374        225,529              -              -        344,903
Costs of Service Revenue                                  28,803         52,078              -              -         80,881
Costs of Other Revenue                                         -              -         10,762        (10,762)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  148,177        277,607         10,762        (10,762)       425,784
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       35,144         71,238             -               -        106,382
Gross Profit from Service Revenue                          7,599         16,265             -               -         23,864
Gross Loss from Other Revenue                                  -             -          (4,086)         4,086              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                 42,743         87,503         (4,086)         4,086        130,246
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              40,251         98,635             77          4,086        143,049
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                    2,492        (11,132)        (4,163)             -        (12,803)
Equity in Earnings of Subsidiaries                       (21,248)            -          (3,602)        24,850              -
Non-operating (Expense) Income                            (4,492)        12,305          4,557        (11,519)           851
Interest Expense                                          14,897          6,225              -        (11,519)         9,603
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings From Continuing Operations
  Before Income Taxes                                    (38,145)        (5,052)        (3,208)        24,850        (21,555)

Income Tax (Benefit) Expense                              (6,252)        (1,870)           146              -         (7,976)
-----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings From Continuing
 Operations                                              (31,893)        (3,182)        (3,354)        24,850        (13,579)

Discontinued Operations, Net of Tax                       (4,488)       (18,314)            -               -        (22,802)

-----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings                                  $   (36,381)   $   (21,496)   $    (3,354)  $     24,850    $   (36,381)
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)
                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirteen weeks ended August 3, 2002                     Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   160,247   $    301,639   $         -    $          -    $   461,886
Service Revenue                                           36,207         67,538             -               -        103,745
Other Revenue                                                  -              -         6,409          (6,409)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           196,454        369,177         6,409          (6,409)       565,631
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               111,804        208,681             -               -        320,485
Costs of Service Revenue                                  26,841         51,731             -               -         78,572
Costs of Other Revenue                                         -              -         5,897          (5,897)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  138,645        260,412         5,897          (5,897)       399,057
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       48,443         92,958             -               -        141,401
Gross Profit from Service Revenue                          9,366         15,807             -               -         25,173
Gross Loss from Other Revenue                                  -             -            512            (512)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                        57,809        108,765           512            (512)       166,574
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              45,450         84,039            71            (512)       129,048
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit                                          12,359         24,726           441               -         37,526
Equity in Earnings of Subsidiaries                        22,500              -        19,454         (41,954)             -
Non-operating (Expense) Income                            (4,532)        12,755         5,248         (12,474)           997
Interest Expense                                          17,780          7,318             -         (12,474)        12,624
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings From Continuing Operations
  Before Income Taxes                                     12,547         30,163        25,143         (41,954)        25,899

Income Tax (Benefit) Expense                              (3,792)        11,424         2,157               -          9,789
-----------------------------------------------------------------------------------------------------------------------------
Net Income From Continuing Operations                     16,339         18,739        22,986         (41,954)        16,110

Discontinued Operations, Net of Tax                          215            229             -               -            444
-----------------------------------------------------------------------------------------------------------------------------
Net                                                  $    16,554    $    18,968    $   22,986    $    (41,954)   $    16,554
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
Twenty-six weeks ended August 2, 2003                   Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   296,766   $   565,651    $         -    $          -    $   862,417
Service Revenue                                           71,577       132,946              -               -        204,523
Other Revenue                                                  -             -         13,351         (13,351)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           368,343       698,597         13,351         (13,351)     1,066,940
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               220,344       414,899              -               -        635,243
Costs of Service Revenue                                  54,644       101,009              -               -        155,653
Costs of Other Revenue                                         -             -         17,967         (17,967)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  274,988       515,908         17,967         (17,967)       790,896
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       76,422       150,752              -               -        227,174
Gross Profit from Service Revenue                         16,933        31,937              -               -         48,870
Gross Loss from Other Revenue                                  -             -         (4,616)          4,616              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                 93,355       182,689         (4,616)          4,616        276,044
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              84,010       202,045            155           4,616        290,826
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                    9,345       (19,356)        (4,771)              -        (14,782)
Equity in Earnings of Subsidiaries                       (20,598)            -         (1,478)         22,076              -
Non-operating (Expense) Income                            (8,589)       24,337          9,815         (23,662)         1,901
Interest Expense                                          32,874        11,092              -         (23,662)        20,304
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings From Continuing Operations
  Before Income Taxes and Cumulative Effect
  of Change in Accounting Principle                      (52,716)       (6,111)         3,566          22,076        (33,185)

Income Tax (Benefit) Expense                             (11,884)       (2,261)         1,866               -        (12,279)
-----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings From Continuing
 Operations Before Cumulative Effect of
 Change in Accounting Principle                          (40,832)       (3,850)         1,700          22,076        (20,906)

Discontinued Operations, Net of Tax                       (3,867)      (18,341)                                      (22,208)

Cumulative Effect of Change in
 Accounting Principle, Net of Tax                           (899)       (1,585)             -               -         (2,484)
-----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings                                  $   (45,598)   $  (23,776)    $    1,700    $     22,076    $   (45,598)
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
Twenty-six weeks ended August 2, 2002                  Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   313,891   $    586,452   $         -    $          -    $   900,343
Service Revenue                                           72,230        132,713             -               -        204,943
Other Revenue                                                  -              -        12,668         (12,668)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           386,121        719,165        12,668         (12,668)     1,105,286
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               219,865        408,258             -               -        628,123
Costs of Service Revenue                                  53,165        100,327             -               -        153,492
Costs of Other Revenue                                         -              -        12,187         (12,187)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  273,030        508,585        12,187         (12,187)       781,615
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       94,026        178,194             -               -        272,220
Gross Profit from Service Revenue                         19,065         32,386             -               -         51,451
Gross Loss from Other Revenue                                  -              -           481            (481)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                       113,091        210,580           481            (481)       323,671
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              90,213        164,855           151            (481)       254,738
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit                                          22,878         45,725           330               -         68,933
Equity in Earnings of Subsidiaries                        42,859              -        37,923         (80,782)             -
Non-operating (Expense) Income                            (9,053)        24,101        10,554         (23,782)         1,820
Interest Expense                                          34,893         13,294             -         (23,782)        24,405
-----------------------------------------------------------------------------------------------------------------------------
Income From Continuing Operations
  Before Income Taxes                                     21,791         56,532        48,807         (80,782)        46,348

Income Tax (Benefit) Expense                              (7,795)        20,917         4,027               -         17,149
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings From Continuing Operations                   29,586         35,615        44,780         (80,782)        29,199

Discontinued Operations, Net of Tax                          533            387             -               -            920
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings                                         $    30,119    $    36,002    $   44,780    $    (80,782)   $    30,119
-----------------------------------------------------------------------------------------------------------------------------



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
Twenty-six weeks ended August 2, 2003                  Pep Boys     Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
     Net (Loss) Earnings from continuing operations  $  (45,598)     $ (23,776)    $    1,700    $     22,076    $   (45,598)
     Loss from discontinued operations                    3,867         18,341              -               -         22,208
-----------------------------------------------------------------------------------------------------------------------------
     (Loss) Earnings from continuing operations         (41,731)        (5,435)         1,700          22,076        (23,390)
     Adjustments to Reconcile Net (Loss)
       Earnings to Net Cash Provided
       By Operating Activities:
        Non-cash operating activities                    27,516         (6,453)         2,046         (22,076)         1,033
        Change in operating assets and
        liabilities                                      80,699         69,346          5,147               -        155,192
-----------------------------------------------------------------------------------------------------------------------------
     Net Cash Provided by continuing operations          66,484         57,458          8,893               -        132,835
     Net Cash Provided by discontinued operations         2,084          2,507              -               -          4,591
-----------------------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities           68,568         59,965          8,893               -        137,426

Cash Flows from Investing Activities:
     Net Cash Used in Investing Activities              (17,000)        (2,468)             -               -        (19,468)

Cash Flows from Financing Activities:
     Net Cash (Used in) Provided by
        Financing Activities                            (36,048)       (57,046)           461               -        (92,633)
-----------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                     15,520            451          9,354               -         25,325
Cash and Cash Equivalents at Beginning of Period         32,654          9,714            402               -         42,770
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period           $   48,174     $   10,165    $     9,756    $          -    $    68,095
-----------------------------------------------------------------------------------------------------------------------------



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
Twenty-six weeks ended August 3, 2002                  Pep Boys     Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
     Net Earnings from continuing operations         $   30,119      $  36,002     $   44,780    $    (80,782)   $    30,119
     Earnings from discontinued operations                  533            387              -               -            920
-----------------------------------------------------------------------------------------------------------------------------
     Earnings from continuing operations                 29,586         35,615         44,780         (80,782)        29,199
     Adjustments to Reconcile Net Earnings
      to Net Cash Provided By Operating
      Activities:
        Non-cash operating activities                   (26,232)        21,797        (36,524)         80,782         39,823
        Change in operating assets and
        liabilities                                      21,388        (12,984)        13,715               -         22,119
-----------------------------------------------------------------------------------------------------------------------------
     Net Cash Provided by continuing operations          24,742         44,428         21,971               -         91,141
     Net Cash Provided by discontinued operations         1,325          1,965              -               -          3,290
-----------------------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities           26,067         46,393         21,971               -         94,431

Cash Flows from Investing Activities:
     Net Cash Used in Investing Activities               (5,408)        (1,291)             -               -         (6,699)

Cash Flows from Financing Activities:
     Net Cash Provided by (Used In)
      Financing Activities                               35,615        (44,754)        (7,709)              -        (16,848)
-----------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                     56,274            348         14,262               -         70,884
Cash and Cash Equivalents at Beginning of Period          4,796         10,874            311               -         15,981
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period           $   61,070     $   11,222    $    14,573    $          -    $    86,865
-----------------------------------------------------------------------------------------------------------------------------

NOTE 16. Contingencies

The Company's California subsidiary is a defendant in a consolidated action entitled "Dubrow et al vs. The Pep Boys - Manny Moe & Jack" that is currently pending in the California Superior Court in Orange County. The two consolidated actions were originally filed on March 29, 2000 and July 25, 2000. Plaintiffs are former and current store management employees who claim that they were improperly classified as exempt from the overtime provisions of California law and seek to be compensated for all overtime hours worked. Plaintiffs' motion to certify the case as a class action to represent all persons employed in California since March 29, 1996 as salaried store managers, assistant store managers, service managers and assistant service managers was previously granted by the trial court. The Company's appeals of that decision through the California Supreme Court were unsuccessful. The parties have reached an agreement, subject to the court's approval, to submit this matter to binding arbitration. The Company has previously accrued an amount sufficient to satisfy the maximum liability that may be imposed on the Company by the arbitrator under the terms of the agreement.

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

The Company believes that amounts accrued for awards or assessments in connection with the foregoing matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 17. Comprehensive Income

The following are the components of comprehensive (loss) income:


                                     Thirteen weeks ended              Twenty-six weeks ended
                               ---------------------------------   ----------------------------------
(Amounts in thousands)         August 2, 2003     August 3, 2002   August 2, 2003     August 3, 2002
-----------------------------------------------------------------------------------------------------

Net (loss) earnings            $     (36,381)     $      16,554    $     (45,598)     $       30,119

Other comprehensive
 income, net of tax:

  Derivative financial
   instrument adjustments              3,900                  -            3,900                   -
-----------------------------------------------------------------------------------------------------

Comprehensive (loss) income    $     (32,481)     $      16,554    $     (41,698)     $       30,119
-----------------------------------------------------------------------------------------------------

The components of accumulated other comprehensive income (loss) are:


                              August 2,     February 1,
                                  2003            2003
                             -----------   -------------
Derivative financial
 instrument adjustment,
 net of tax                  $   3,900      $        -

Minimum pension liability
 adjustment, net of tax           (151)           (151)
                             -----------   -------------
                             $   3,749      $     (151)
                             -----------   -------------


Note 18. Impairment Charges

During the second quarter 2003, the Company, as a result of its ongoing review of the performance of its stores, identified certain stores whose cash flow trend indicated that their carrying value may not be fully recoverable. An impairment charge of $2,121,000 was recorded for these stores in costs of merchandise sales on the consolidated statement of operations. The charge reflects the difference between these stores' carrying value and fair value. Fair value was based on sales of similar assets or other estimates of fair value developed by Company management. Management's judgment is necessary to estimate fair value. Accordingly, actual results could vary from such estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES - August 2, 2003
------------------------------------------------

The Company's cash requirements arise principally from the capital expenditures related to existing stores, offices and warehouses and to purchase inventory. During the first six months of fiscal 2003, the Company invested $21,420,000 in property and equipment. The Company's net inventory (net inventory includes the change in inventory less the change in accounts payable) decreased $101,542,000. This was due primarily to an increase in accounts payable of $119,170,000. Working Capital decreased from $130,680,000 at February 1, 2003 to $75,527,000 at August 2, 2003. At August 2, 2003, the Company had stockholders' equity of $606,047,000 and long-term debt, net of current maturities, of $464,711,000. The Company's long-term debt was 43% of its total capitalization at August 2, 2003 and 45% at February 1, 2003. As of
August 2, 2003, the Company had an available line of credit totaling
$159,203,000.

Management estimates capital expenditures relating to existing stores, warehouses and offices during the remainder of fiscal 2003 will be approximately $33,580,000. The Company anticipates that its net cash provided by operating activities and its existing line of credit will exceed its principal cash requirements for capital expenditures and net inventory in fiscal 2003.

The Company has reached an agreement, subject to court approval, to submit the action entitled "Dubrow et al vs The Pep Boys - Manny, Moe & Jack" to binding arbitration. The Company expects to have sufficient available cash to satisfy the maximum liability that may be imposed on the Company by the arbitrator under the terms of the agreement.

On August 1, 2003, the Company extended its revolving line of credit, which was set to expire September 22, 2004, to August 1, 2008. Thereafter, it automatically renews for annual periods, unless terminated by either party on 60 days notice prior to the applicable termination date. The line of credit provides up to $226,000,000 of borrowing availability, subject to certain required reserves, and is collateralized by inventory and accounts receivable. Funds may be drawn and repaid anytime prior to August 1, 2008. The loans bear interest at a rate equal to the LIBOR plus 2.00%, subject to 0.25% incremental increases as excess availability under the line of credit falls below $50,000,000. The line of credit is subject to financial covenants.

On August 1, 2003, the Company refinanced $132,000,000 operating leases. These leases, which expire on August 1, 2008, have lease payments with an effective rate of LIBOR plus 2.06%. The Company has evaluated this transaction in accordance with FIN 46 and has determined that it is not required to consolidate the leasing entity. The leases include a residual value guarantee with a maximum value of approximately $105,000,000. The Company expects the fair market value of the leased real estate to substantially reduce or eliminate the Company's payment under the residual guarantee at the end of the lease term.

In accordance with FIN 45, the Company has recorded a liability for the fair value of the guarantee related to this operating lease. The current value of this liability is $4,987,000, which is recorded in other long-term liabilities on the consolidated balance sheets.

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

RESTRUCTURING

Building upon the Profit Enhancement Plan launched in October 2000, the
Company conducted a comprehensive review of its operations including individual store performance, the entire management infrastructure and its merchandise and service offerings. On July 31, 2003, the Company announced several initiatives aimed at realigning its business and continuing to improve upon the Company's profitability. The Company expects these actions, including the disposal and sublease of the properties to be substantially completed by the end of the second quarter 2004 and estimates the costs, including future costs that were not accrued to be approximately $70,100,000. The Company anticipates this restructuring will result in an annual savings of approximately $11,000,000. The Company is accounting for these initiatives in accordance with the provisions of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". These initiatives included:

Closure of 33 under-performing stores on July 31, 2003

The charges related to these closures included a $33,887,000 write down of fixed assets, $1,122,000 in long-term lease and other related obligations, net of subleases, and $980,000 in workforce reduction costs. These charges are included in discontinued operations of the consolidated statement of operations. The write-down of fixed assets includes the adjustment to the market value of those owned stores that are now classified as assets held for disposal in accordance with SFAS 144 and the write-down of leasehold improvements. The assets held for disposal have been valued at the lower of their carrying amount or their estimated fair value, net of disposal costs. The long-term lease and other related obligations represent the fair value of such obligations less the estimated net sublease income. The workforce reduction costs represent the involuntary termination benefits payable to approximately 900 store employees, all of whom were notified on or prior to July 31, 2003. Severance for these employees was accrued in accordance with SFAS 146. Approximately 50% of these employees were terminated as of August 2, 2003.

Discontinuation of certain merchandise offerings

The Company recorded a $24,580,000 write-down of inventory as a result of a decision to discontinue certain merchandising offerings. This write-down was recorded in cost of merchandise sales on the consolidated statement of operations.

Corporate realignment

The charges related to this realignment included $3,070,000 in workforce reduction costs, $2,543,000 of expenses incurred in the development of the restructuring plan, a $536,000 write-down of certain assets and $467,000 in costs related to two warehouse lease terminations. The workforce reduction costs represent the involuntary termination benefits payable to 150 Store Support Center employees and field managers. Approximately 88% of these employees were terminated as of August 2, 2003. The realignment charges were primarily recorded in cost of merchandise sales and selling, general & administrative expenses on the consolidated statement of operations.

The following chart details the reserve balances through August 2, 2003. The reserve includes remaining rent on leases net of sublease income, other contractual obligations associated with leased properties and employee severance.

(dollar amounts                                Lease       Contractual
 in thousands)                    Severance    Expenses    Obligations  Total
---------------------------------------------------------------------------------
Reserve balance
  at Feb. 1, 2003                  $     -    $     -     $     -       $      -

Original reserve                     4,050      2,332         887          7,269

Provision for present
  value of liabilities                   -          -           -              -

Changes in assumptions
  about future sublease
  income, lease termination
  and severance                          -          -           -              -

Cash payments                            -          -           -              -
---------------------------------------------------------------------------------
Reserve balance at
  August 2, 2003                   $ 4,050    $ 2,332     $   887       $  7,269
---------------------------------------------------------------------------------

DISCONTINUED OPERATIONS

In accordance with SFAS 144, the Company's discontinued operations reflect the operating results for the 33 stores closed on July 31, 2003 as part of the Company's corporate restructuring. The results for the thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002 have been reclassified to show the results of operations for the 33 closed stores as discontinued operations. Below is a summary of these results:

                                             Thirteen weeks ended           Twenty-six weeks Ended
                                          ---------------------------    -----------------------------
                                          Aug. 2, 2003   Aug. 3, 2002      Aug. 2, 2003   Aug. 3, 2002
                                          ------------   ------------    --------------   ------------
(Amounts in thousands)                       Amount         Amount            Amount         Amount
------------------------------------------------------------------------------------------------------
Total Revenues                             $ 19,408       $ 20,154          $ 37,714       $ 39,473

Total Gross Profit                          (31,124)         5,002           (26,116)         9,841

Selling, General and Administrative
 Expenses                                     5,070          4,288             9,135          8,380

(Loss) Earnings from Discontinued
 Operations Before Income Taxes             (36,194)           714           (35,251)         1,461

Discontinued Operations, Net of Tax        $(22,802)      $    444          $(22,208)      $    920
------------------------------------------------------------------------------------------------------

In addition, the Company has reclassified to assets held for disposal $7,724,000 and $14,176,000 of building and land, respectively.

IMPAIRMENT CHARGES

During the second quarter 2003, the Company, as a result of its ongoing review of the performance of its stores, identified certain stores whose cash flow trend indicated that their carrying value may not be fully recoverable. An impairment charge of $2,121,000 was recorded for these stores in costs of merchandise sales on the consolidated statement of operations. The charge reflects the difference between these stores' carrying value and fair value. Fair value was based on sales of similar assets or other estimates of fair value developed by Company management. Management's judgment is necessary to estimate fair value. Accordingly, actual results could vary from such estimates.
                                26


Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
----------------------------------------------------------------------------------------------------------------
Thirteen weeks ended                                     Aug. 2, 2003        Aug. 3, 2002       Fiscal 2003 vs.
                                                         (Fiscal 2003)       (Fiscal 2002)        Fiscal 2002
----------------------------------------------------------------------------------------------------------------
Merchandise Sales                                              81.2%               81.7%                 (2.3)%
Service Revenue (1)                                            18.8                18.3                   1.0
----------------------------------------------------------------------------------------------------------------
Total Revenues                                                100.0               100.0                  (1.7)
----------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales (2)                                 76.4 (3)            69.4 (3)               7.6
Costs of Service Revenue (2)                                   77.2 (3)            75.7 (3)               2.9
----------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                        76.6                70.6                   6.7
----------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                            23.6 (3)            30.6 (3)             (24.8)
Gross Profit from Service Revenue                              22.8 (3)            24.3 (3)              (5.2)
----------------------------------------------------------------------------------------------------------------
Total Gross Profit                                             23.4                29.4                 (21.8)
----------------------------------------------------------------------------------------------------------------
Selling, General and Administrative
Expenses                                                       25.7                22.8                  10.9
----------------------------------------------------------------------------------------------------------------
Operating (Loss) Profit                                        (2.3)                6.6                (134.1)
Non-operating Income                                            0.1                 0.2                 (14.6)
Interest Expense                                                1.7                 2.2                 (23.9)
----------------------------------------------------------------------------------------------------------------
(Loss) Earnings from Continuing Operations
Before Income Taxes                                            (3.9)                4.6                (183.2)

Income Tax (Benefit) Expense                                   37.0 (4)            37.8 (4)            (181.5)
----------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings from Continuing
Operations                                                     (2.4)                2.8                (184.3)

Discontinued Operations, Net of Tax                            (4.1)                0.1              (5,235.6)

Net (Loss) Earnings                                            (6.5)                2.9                (319.8)
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

Thirteen Weeks Ended August 2, 2003 vs. Thirteen Weeks Ended August 3, 2002
-----------------------------------------------------------------------------

Total revenues for the second quarter decreased 1.7%. This decrease was due primarily to a decrease in comparable store revenues (revenues generated by stores in operation during the same period) of 1.6%. Comparable store merchandise sales decreased 2.1%, which was offset, in part, by an increase in comparable store service revenue of 0.8%.

Gross profit from merchandise sales decreased, as a percentage of merchandise sales, to 23.6% in fiscal 2003 from 30.6% in fiscal 2002. This decrease, as a percentage of merchandise sales, was due primarily to a $24,580,000 inventory write-down associated with the corporate restructuring and an impairment charge of $2,121,000 offset, in part, by higher merchandise margins, as a percentage of merchandise sales. The improved merchandise margins were a result of a combination of an improvement in the mix of sales, selectively higher retail pricing, lower product acquisition costs and improved inventory controls.

Gross profit from service revenue decreased, as a percentage of service revenue, to 22.8% in fiscal 2003 from 24.3% in fiscal 2002. This decrease, as a percentage of service revenue, was due primarily to an increase in workers' compensation expense, as a percentage of service revenue.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 25.7% in fiscal 2003 from 22.8% in fiscal 2002. This was a 10.9% or $14,001,000 increase over the prior year's quarter. This increase, as a percentage of total revenues, was due primarily to an increase in general office costs, as a percentage of total revenues. The increase in general office costs was due primarily to an increase in the Company's legal reserves of approximately $6,500,000 for on-going litigation and $5,613,000 of costs associated with the corporate restructuring.

Interest expense decreased 23.9% or $3,021,000 due primarily to lower debt levels coupled with lower average interest rates.

Discontinued Operations decreased $23,246,000 due primarily to the charges, net of tax associated with the corporate restructuring.

Net earnings decreased, as a percentage of total revenues, due primarily to a decrease in gross profit from merchandise sales, as a percentage of merchandise sales, a decrease in gross profit from service revenue, as a percentage of service revenue, an increase in selling, general and administrative expenses, as a percentage of total revenues, and the decrease in discontinued operations. These decreases were offset, in part, by a decrease in interest expense.

Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
----------------------------------------------------------------------------------------------------------------
Twenty-six weeks ended                                    Aug. 2, 2003        Aug. 3, 2002       Fiscal 2003 vs.
                                                         (Fiscal 2003)       (Fiscal 2002)        Fiscal 2002
----------------------------------------------------------------------------------------------------------------
Merchandise Sales                                              80.8%               81.5%                 (4.2)%
Service Revenue (1)                                            19.2                18.5                  (0.2)
----------------------------------------------------------------------------------------------------------------
Total Revenues                                                100.0               100.0                  (3.5)
----------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales (2)                                 73.7 (3)            69.8 (3)               1.1
Costs of Service Revenue (2)                                   76.1 (3)            74.9 (3)               1.4
----------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                        74.1                70.7                   1.2
----------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                            26.3 (3)            30.2 (3)             (16.6)
Gross Profit from Service Revenue                              23.9 (3)            25.1 (3)              (5.0)
----------------------------------------------------------------------------------------------------------------
Total Gross Profit                                             25.9                29.3                 (14.7)
----------------------------------------------------------------------------------------------------------------
Selling, General and Administrative
Expenses                                                       27.3                23.0                  14.2
----------------------------------------------------------------------------------------------------------------
Operating (Loss) Profit                                        (1.4)                6.3                (121.4)
Non-operating Income                                            0.2                 0.1                   4.5
Interest Expense                                                1.9                 2.2                 (16.8)
----------------------------------------------------------------------------------------------------------------
(Loss) Earnings from Continuing Operations
Before Income Taxes and Cumulative Effect
of Change in Accounting Principle                              (3.1)                4.2                (171.6)

Income Tax (Benefit) Expense                                   37.0 (4)            37.0 (4)            (171.6)
----------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings from Continuing
 Operations Before Cumulative Effect of
 Change in Accounting Principle                                (2.0)                2.6                (171.6)

Discontinued Operations, Net of Tax                            (2.1)                0.1              (2,513.9)

Cumulative Effect of Change in
 Accounting Principle, Net of Tax                              (0.2)                  -                   N/A

Net (Loss) Earnings                                            (4.3)                2.7                (251.4)
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

Twenty-six Weeks Ended August 2, 2003 vs. Twenty-six Weeks Ended August 3, 2002
--------------------------------------------------------------------------------

Total revenues for the first twenty-six weeks decreased 3.5%. This decrease was due primarily to a decrease in comparable store revenues (revenues generated by stores in operation during the same period) of 3.5%. Comparable store merchandise sales decreased 4.2%, while comparable store service revenue decreased 0.4%.

Gross profit from merchandise sales decreased, as a percentage of merchandise sales, to 26.3% in fiscal 2003 from 30.2% in fiscal 2002. This decrease, as a percentage of merchandise sales, was due primarily to a $24,580,000 inventory write-down associated with the corporate restructuring and an impairment charge of $2,121,000 offset, in part, by higher merchandise margins, as a percentage of merchandise sales. The improved merchandise margins were a result of a combination of an improvement in the mix of sales, selectively higher retail pricing, lower product acquisition costs and improved inventory controls.

Gross profit from service revenue decreased, as a percentage of service revenue, to 23.9% in fiscal 2003 from 25.1% in fiscal 2002. This decrease, as a percentage of service revenue, was due primarily to an increase in workers' compensation expense, as a percentage of service revenue offset, in part, by improved service payroll as a percentage of service revenue.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 27.3% in fiscal 2003 from 23.0% in fiscal 2002. This was a 14.2% or $36,088,000 increase over the prior year. This increase, as a percentage of total revenues, was due primarily to an increase in general office costs and employee benefits, as a percentage of total revenues. The increase in general office costs was due primarily to an increase in the Company's legal reserves of approximately $26,500,000 for on-going litigation and $5,613,000 of costs associated with the corporate restructuring. The increase in employee benefits was due primarily to the settlement of a retirement plan obligation.

Interest expense decreased 16.8% or $4,101,000 due primarily to lower debt levels coupled with lower average interest rates.

Discontinued Operations decreased $23,128,000 due primarily to the charges, net of tax associated with the corporate restructuring.

Net earnings decreased, as a percentage of total revenues, due primarily to a decrease in gross profit from merchandise sales, as a percentage of merchandise sales, a decrease in gross profit from service revenue, as a percentage of service revenue, an increase in selling, general and administrative expenses, as a percentage of total revenues, a cumulative effect of change in accounting principle of $2,484,000 and the decrease in discontinued operations. These decreases were offset, in part, by a decrease in interest expense.

NEW ACCOUNTING STANDARDS
------------------------

In May 2003, the Financial Accounting Standards Board (FASB) issued
SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments that are within the pronouncement's scope as a liability because it embodies an obligation of the issuer. Provisions of this standard are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements," while other provisions revise that definition to include certain obligations that a reporting entity can or must settle through issuance of its own equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt this statement in the third quarter of fiscal 2003 with no material effect on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions made by the FASB's Derivatives Implementation Group following the issuance of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is effective for hedging relationships designated after June 30, 2003. The Company adopted this statement in the second quarter of fiscal 2003 with no material effect on its consolidated financial statements.

In January 2003, the FASB issued Financial Interpretation Number (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46, an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of any expected losses from the variable interest entity's activities, is entitled to receive any expected residual returns of the variable interest entity, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and applies in the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Company adopted this statement for variable interest entities created after January 31, 2003 in the fourth quarter of 2002 with no material effect on its consolidated financial statements. On August 1, 2003 the Company refinanced its real estate operating lease facility, which qualified as a variable interest entity into a new entity. The Company has evaluated this leasing transaction in accordance with FIN 46 and has determined it does not have to consolidate this leasing entity. The Company will adopt this statement for variable interest entities created prior to January 31, 2003 in the third quarter of 2003 with no material effect on its consolidated financial statements.

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company has adopted the provisions of SFAS No. 143 in the first quarter of fiscal year 2003 and has recognized an initial asset of $2,844,000, accumulated depreciation of $2,247,000, a liability of $4,540,000 and a cumulative effect of a change in accounting principle before taxes of $3,943,000 ($2,484,000 net of tax) on its consolidated financial statements.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement and senior secured credit facility, changes in the lenders' prime rate or London Interbank Offered Rate (LIBOR) could affect the rates at which the Company could borrow funds thereunder. At August 2, 2003, the Company had outstanding borrowings of $28,157,000 under these credit facilities.

On June 3, 2003, the Company entered into an interest rate swap for a notional amount of $130,000,000. The Company has designated the swap as a cash flow hedge of the Company's real estate operating lease payments. The interest rate swap converts the variable LIBOR portion of these lease payments to a fixed rate of 2.90% and terminates on July 1, 2008. If the critical terms of the interest rate swap or the hedge item do not change, the interest rate swap will be considered to be highly effective with all changes in fair value included in other comprehensive income. As of August 2, 2003, the fair value of the interest rate swap was $6,191,000 ($3,900,000, net of tax) and this change in value was included in accumulated other comprehensive income. Except as noted above, there have been no material changes to the market risk disclosures as reported in the Company's Form 10-K for the fiscal year ended February 1, 2003.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under SEC rules, the Company is required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company has carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report, August 2, 2003. The Company's management, including the chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective as of August 2, 2003.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings

          The Company's California subsidiary is a defendant in a consolidated action entitled "Dubrow et al vs. The Pep Boys - Manny Moe & Jack" that is currently pending in the California Superior Court in Orange County. The two consolidated actions were originally filed on March 29, 2000 and July 25, 2000. Plaintiffs are former and current store management employees who claim that they were improperly classified as exempt from the overtime provisions of California law and seek to be compensated for all overtime hours worked. Plaintiffs' motion to certify the case as a class action to represent all persons employed in California since March 29, 1996 as salaried store managers, assistant store managers, service managers and assistant service managers was previously granted by the trial court. The Company's appeals of that decision through the California Supreme Court were unsuccessful. The parties have reached an agreement, subject to the court's approval, to submit this matter to binding arbitration. The Company has previously accrued an amount sufficient to satisfy the maximum liability that may be imposed on the Company by the arbitrator under the terms of the agreement.

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

          The Company believes that amounts accrued for awards or assessments in connection with the foregoing matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 2.   Changes in Securities and Use of Proceeds
          None.

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          An annual meeting of shareholders was held on May 28, 2003.
          The shareholders approved the election of directors shown below.

          Directors Elected at Annual Meeting of Shareholders
          ----------------------------------------------------

          Name                         Votes For         Votes Withheld
          ----                         ---------         --------------
          Lester Rosenfeld            36,037,587           16,755,465

          Benjamin Strauss            36,039,062           16,753,990

          Bernard J. Korman           35,147,593           17,645,459

          J. Richard Leaman, Jr.      35,939,621           16,853,431

          Malcolmn D. Pryor           36,056,665           16,736,387

          Peter A. Bassi              36,085,622           16,707,430

          Jane Scaccetti              36,099,430           16,693,622

          John T. Sweetwood           36,085,595           16,707,457

          William Leonard             36,056,149           16,736,903
          ....................................................................

          The shareholders also approved the appointment of the Company's independent auditors, Deloitte & Touche, LLP, with 52,141,071 affirmative votes, 528,293 negative votes, and 123,688 abstentions.
          ....................................................................

          The shareholders also approved a shareholder proposal regarding the Company's Shareholder Rights Plan with 27,433,996 affirmative votes, 12,929,831 negative votes, 11,963,191 non-votes, and 466,034 abstentions.
          ....................................................................

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits

               (10.1) Amended and Restated Loan And Security Agreement, dated August 1, 2003, by and among the Company, Congress Financial Corporation, as Agent, The CIT Group/Business Credit, Inc. and General Electric Capital Corporation, as Co-Documentation Agents, and the Lenders from time to time party thereto.

               (10.2) Participation Agreement, dated as of August 1, 2003, among the Company, Wachovia Development Corporation, as the Borrower and the Lessor, the Lenders and Wachovia Bank, National Association, as Agent for the Lenders and the Secured Parties.

               (10.3) Amended and Restated Lease Agreement, dated as of August 1, 2003, between Wachovia Development Corporation, as Lessor, and the Company.

               (10.4)* Amendment number Two to The Pep Boys - Manny, Moe & Jack 1999 Stock Incentive Plan.

               (31.1)   Certification of Chief Executive Officer by
                        Rule 13a-14(a)

               (31.2)   Certification of Chief Financial Officer by
                        Rule 13a-14(a)

               (32.1) Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               (32.2) Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Management contract or compensatory plan or arrangement.

           (b) Reports on Form 8-K.


               The Company furnished a Form 8-K on May 15, 2003 announcing its results of operations for the first quarter ended May 3, 2003. An exhibit containing the press release dated May 14, 2003 was attached.

               The Company filed a Form 8-K on July 31, 2003, announcing its corporate restructuring. An exhibit containing the Company's press release announcing the restructuring was attached.

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

Date: September 16, 2003             By: /s/ George Babich, Jr.
      -----------------------            --------------------------

                                           George Babich, Jr.
                                           President &
                                           Chief Financial Officer

INDEX TO EXHIBITS
-----------------
(10.1) Amended and Restated Loan And Security Agreement, dated August 1, 2003, by and among the Company, Congress Financial Corporation, as Agent, The CIT Group/Business Credit, Inc. and General Electric Capital Corporation, as Co-Documentation Agents, and the Lenders from time to time party thereto.

(10.2) Participation Agreement, dated as of August 1, 2003, among the Company, Wachovia Development Corporation, as the Borrower and the Lessor, the Lenders and Wachovia Bank, National Association, as Agent for the Lenders and the Secured Parties.

(10.3) Amended and Restated Lease Agreement, dated as of August 1, 2003, between Wachovia Development Corporation, as Lessor, and the Company.

(10.4) Amendment number two to The Pep Boys - Manny, Moe & Jack 1999 Stock Incentive Plan.

(31.1)   Certification of Chief Executive Officer by Rule 13a-14(a)

(31.2)   Certification of Chief Financial Officer by Rule 13a-14(a)

(32.1)   Chief Executive Officer Certification pursuant to 18
         U.S.C. Section 1350, as adopted pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002

(32.2)   Chief Financial Officer Certification pursuant to 18
         U.S.C. Section 1350, as adopted pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002