Form 10-Q
period 2003-11-01
PEP BOYS MANNY MOE & JACK
filed 2003-12-16
CIK 77449

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended November 1, 2003

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


As of November 30, 2003 there were 52,729,000 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------
Index                                                         Page
-------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            November 1, 2003 and February 1, 2003                   3

            Consolidated Statements of Operations -
            Thirteen and Thirty-nine weeks ended
            November 1, 2003 and November 2, 2002                   4

            Consolidated Statements of
            Cash Flows - Thirty-nine weeks ended
            November 1, 2003 and November 2, 2002                   5

            Notes to Condensed Consolidated
            Financial Statements                                 6-23

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                            24-34

Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk                                    34

Item 4.   Controls and Procedures                                  34




PART II - OTHER INFORMATION
---------------------------

    Item 1.    Legal Proceedings                                   35

    Item 2.    Changes in Securities and Use of Proceeds           36

    Item 3.    Defaults Upon Senior Securities                     36

    Item 4.    Submission of Matters to a Vote of
               Security Holders                                    36

    Item 5.    Other Information                                   36

    Item 6.    Exhibits and Reports on Form 8-K                 36-37



SIGNATURES                                                         38

INDEX TO EXHIBITS                                                  39

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Condensed Consolidated Financial Statements (Unaudited)


                              THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                            (dollar amounts in thousands, except per share amounts)
                                                UNAUDITED

                                                                     Nov. 1, 2003       Feb. 1, 2003*
------------------------------------------------------------------------------------------------------
ASSETS
 Current Assets:
   Cash and cash equivalents                                          $   33,837          $   42,770
   Accounts receivable, net                                               28,734              17,916
   Merchandise inventories                                               532,876             488,882
   Prepaid expenses                                                       21,474              43,746
   Deferred income taxes                                                  31,659              13,723
   Other                                                                  48,985              56,687
   Assets held for disposal                                               26,949               1,146
------------------------------------------------------------------------------------------------------
      Total Current Assets                                               724,514             664,870
------------------------------------------------------------------------------------------------------
 Property and Equipment-at cost:
   Land                                                                  264,121             264,101
   Buildings and improvements                                            896,337             890,898
   Furniture, fixtures and equipment                                     593,199             580,746
   Construction in progress                                               24,858              19,450
------------------------------------------------------------------------------------------------------
                                                                       1,778,515           1,755,195
      Less accumulated depreciation and amortization                     772,123             724,709
------------------------------------------------------------------------------------------------------
      Property and Equipment - Net                                     1,006,392           1,030,486
------------------------------------------------------------------------------------------------------
 Other                                                                    52,310              47,003
 Assets from Discontinued Operations                                           -              57,551
------------------------------------------------------------------------------------------------------
      Total Assets                                                    $1,783,216          $1,799,910
------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                                   $  298,438          $  200,053
   Accrued expenses                                                      254,910             232,255
   Current maturities of long-term debt and obligations
     under capital leases                                                 72,185             101,882
------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                          625,533             534,190
------------------------------------------------------------------------------------------------------
 Long-term debt and obligations under capital leases,
   less current maturities                                               311,906             375,577
 Convertible long-term debt                                              150,000             150,000
 Other long-term liabilities                                              28,902              25,156
 Deferred income taxes                                                    43,801              60,663
 Deferred gain on sale leaseback                                           4,300               4,332
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
     Authorized 500,000,000 shares; Issued 63,910,577 shares              63,911              63,911
   Additional paid-in capital                                            177,244             177,244
   Retained earnings                                                     580,518             630,847
   Accumulated other comprehensive income (loss)                           2,139                (151)
------------------------------------------------------------------------------------------------------
                                                                         823,812             871,851

   Less cost of shares in treasury - 9,028,897 shares
    and 10,070,729 shares                                                145,774             162,595
   Less cost of shares in benefits trust - 2,195,270 shares               59,264              59,264
------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                         618,774             649,992
------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                      $1,783,216          $1,799,910
------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

* Taken from the audited financial statements at February 1, 2003.



                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                       (dollar amounts in thousands, except per share amounts)
                                              UNAUDITED


                                             Thirteen weeks ended           Thirty-nine weeks ended
                                          ---------------------------    -----------------------------
                                          Nov. 1, 2003   Nov. 2, 2002      Nov. 1, 2003   Nov. 2, 2002
                                          ------------   ------------     -------------  -------------
                                             Amount         Amount            Amount         Amount
------------------------------------------------------------------------------------------------------
Merchandise Sales                         $ 435,055      $ 425,015         $ 1,297,472    $ 1,325,358
Service Revenue                             102,636        101,283             307,159        306,226
------------------------------------------------------------------------------------------------------
Total Revenues                              537,691        526,298           1,604,631      1,631,584
------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                  301,871        293,097             937,114        921,220
Costs of Service Revenue                     76,333         74,444             231,986        227,936
------------------------------------------------------------------------------------------------------
Total Costs of Revenues                     378,204        367,541           1,169,100      1,149,156
------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales         133,184        131,918             360,358        404,138
Gross Profit from Service Revenue            26,303         26,839              75,173         78,290
------------------------------------------------------------------------------------------------------
Total Gross Profit                          159,487        158,757             435,531        482,428
------------------------------------------------------------------------------------------------------
Selling, General and Administrative
Expenses                                    130,034        123,690             420,860        378,428
------------------------------------------------------------------------------------------------------
Operating Profit                             29,453         35,067              14,671        104,000
Non-operating Income                            786            878               2,687          2,698
Interest Expense                              8,959         11,471              29,263         35,876
------------------------------------------------------------------------------------------------------
Net Earnings (Loss) From Continuing
 Operations Before Income Taxes and
 Cumulative Effect of Change in
 Accounting Principle                        21,280         24,474             (11,905)        70,822

Income Tax Expense (Benefit)                  7,874          9,055              (4,405)        26,204
------------------------------------------------------------------------------------------------------
Net Earnings (Loss) From Continuing
 Operations Before Cumulative Effect of
 Change in Accounting Principle              13,406         15,419              (7,500)        44,618

Net Earnings (Loss) From Discontinued
 Operations, Net of Tax                       1,294             96             (20,914)         1,016

Cumulative Effect of Change in
 Accounting Principle, Net of Tax                 -              -              (2,484)             -
------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                          14,700         15,515             (30,898)        45,634

Retained Earnings, beginning of period      571,403        624,894             630,847        601,944
Cash Dividends                                3,550          3,479              10,528         10,427
Effect of Stock Options                       2,035            204               8,583            353
Dividend Reinvestment Plan                        -            117                 320            189
------------------------------------------------------------------------------------------------------
Retained Earnings, end of period          $ 580,518      $ 636,609         $   580,518    $   636,609
------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share:
  Net Earnings (Loss) From Continuing
    Operations Before Cumulative Effect
    of Change in Accounting Principle     $    0.26      $    0.30         $     (0.14)   $      0.87

  Net Earnings (Loss) From Discontinued
    Operations, Net of Tax                     0.02              -               (0.40)          0.02

  Cumulative Effect of Change in
    Accounting Principle, Net of Tax              -              -               (0.05)             -
------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share           $    0.28     $     0.30         $     (0.59)   $      0.89
------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share:
  Net Earnings (Loss) From Continuing
    Operations Before Cumulative Effect
    of Change in Accounting Principle     $    0.24     $     0.28         $     (0.14)   $      0.82

  Net Earnings (Loss) From Discontinued
    Operations, Net of Tax                     0.02              -               (0.40)          0.02

  Cumulative Effect of Change in
    Accounting Principle, Net of Tax              -              -               (0.05)             -
------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share         $    0.26     $     0.28         $     (0.59)   $      0.84
------------------------------------------------------------------------------------------------------
Cash Dividends Per Share                  $   .0675     $    .0675         $    0.2025    $    0.2025
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




                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                             UNAUDITED



Thirty-nine Weeks Ended                                                       Nov. 1, 2003        Nov. 2, 2002
----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net (loss) earnings                                                       $  (30,898)           $  45,634
     Net (loss) earnings from discontinued operations                             (20,914)               1,016
----------------------------------------------------------------------------------------------------------------
     Net (loss) earnings from continuing operations                                (9,984)              44,618
     Adjustments to Reconcile Net (Loss) Earnings From Continuing
       Operations to Net Cash Provided by Continuing Operations:
        Depreciation and amortization                                              52,558               57,549
        Cumulative effect of change in accounting principle, net of tax             2,484                    -
        Accretion of asset disposal obligation                                        140                    -
        Deferred income taxes                                                     (36,144)              (1,652)
        Deferred gain on sale lease back                                              (32)                   -
        Loss on assets held for disposal                                                -                1,590
        Loss on asset impairments                                                   2,121                    -
        Loss from sale of assets                                                      633                  109
     Changes in Operating Assets and Liabilities:
        Decrease in accounts receivable, prepaid expenses and other                17,485               38,299
        Increase in merchandise inventories                                       (43,994)              (8,972)
        Increase (decrease) in accounts payable                                    98,385              (22,512)
        Increase (decrease) in accrued expenses                                    28,965              (14,465)
        Increase in other long-term liabilities                                     3,746                1,535
----------------------------------------------------------------------------------------------------------------
     Net Cash provided by continuing operations                                   116,363               96,099
     Net Cash (used in) provided by discontinued operations                            (1)               4,346
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                         116,362              100,445
----------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
        Capital expenditures from continuing operations                           (32,679)             (22,869)
        Capital expenditures from discontinued operations                               -               (1,829)
        Proceeds from sales of assets                                               3,362                6,317
----------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                             (29,317)             (18,381)
----------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
        Net borrowings (payments) under line of credit agreements                     140              (70,836)
        Repayment of life insurance policy loan                                         -              (20,686)
        Payments on capital lease obligations                                        (578)                (477)
        Reduction of long-term debt                                               (92,930)            (116,523)
        Net proceeds from issuance of notes                                             -              146,250
        Dividends paid                                                            (10,528)             (10,427)
        Proceeds from exercise of stock options                                     7,011                  578
        Proceeds from dividend reinvestment plan                                      907                1,004
----------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                             (95,978)             (71,117)
----------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash                                                    (8,933)              10,947
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                                   42,770               15,981
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                      $  33,837            $  26,928
----------------------------------------------------------------------------------------------------------------

Non-cash financing activities:
        Equipment Capital Leases                                                $       -            $   1,301
----------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.


THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheets as of November 1, 2003, the consolidated statements of operations for the thirteen and thirty-nine week periods ended November 1, 2003 and November 2, 2002 and the consolidated statements of cash flows for the thirty-nine week periods ended November 1, 2003 and November 2, 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at November 1, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the fiscal year ended
February 1, 2003 included in the Company's Current Report on Form 8-K dated October 10, 2003, which updated the Company's Annual Report on Form 10-K. The results of operations for the thirteen and thirty-nine week periods ended November 1, 2003 are not necessarily indicative of the operating results for the full year.

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



(dollar amounts in thousands,
 except per share data)
                                                    Thirteen weeks ended                    Thirty-nine weeks ended
                                               -----------------------------------   -------------------------------------
                                               November 1, 2003   November 2, 2002   November 1, 2003     November 2, 2002
--------------------------------------------------------------------------------------------------------------------------
Net earnings (loss):

    As reported                                   $ 14,700         $ 15,515             $ (30,898)          $ 45,634

      Less:  Total stock-based compensation
             expense determined under fair
             value-based method, net of tax           (675)            (913)               (2,122)            (2,827)
--------------------------------------------------------------------------------------------------------------------------
    Pro forma                                     $ 14,025         $ 14,602             $ (33,020)          $ 42,807
--------------------------------------------------------------------------------------------------------------------------

Net (loss) earnings per share:

Basic:

    As reported                                   $   0.28          $  0.30             $    (.59)         $     .89
    Pro forma                                     $   0.27          $  0.28             $    (.64)         $     .83
--------------------------------------------------------------------------------------------------------------------------

Diluted:

    As reported                                   $   0.26          $  0.28             $    (.59)         $     .84
    Pro forma                                     $   0.25          $  0.26             $    (.64)         $     .79
--------------------------------------------------------------------------------------------------------------------------

The fair value of each option granted during the periods ending November 1, 2003 and November 2, 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                  November 1, 2003    November 2, 2002
----------------------------------------------------------------------
Dividend yield                           1.57%            1.44%
Expected volatility                        42%              41%
Risk-free interest rate range:
  high                                    4.6%             5.4%
  low                                     2.2%             2.3%

Ranges of expected lives in years         4-8              4-8
----------------------------------------------------------------------

NOTE 3. New Accounting Standards

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers". This consensus addresses the application of EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor". EITF 02-16 addresses accounting issues pertaining to cash consideration received by a reseller from a vendor entered into after December 31, 2002. The provisions of EITF No. 03-10 would be applied to the accounting for sales incentives tendered by consumers in fiscal years beginning after December 15, 2003. Early adoption is not permitted. The Company is in the process of analyzing the impact of the adoption of this consensus on its consolidated financial statements.

In May 2003, The Financial Accounting Standards Board (FASB) issued
SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 affects how an entity measures and reports financial instruments that have characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and for all other instruments for interim periods beginning after June 15, 2003. The FASB continues to address certain implementation issues associated with the application of SFAS No. 150, including those related to mandatory redeemable financial instruments representing non-controlling interests in subsidiaries' consolidated financial statements. The Company will continue to monitor the actions of the FASB and assess the impact, if any, on its consolidated financial statements. The Company has adopted the provisions of SFAS No. 150 in the third quarter of fiscal 2003 with no material effect on its consolidated financial statements.

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

In January 2003, the FASB issued Financial Interpretation Number (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46, an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of any expected losses from the variable interest entity's activities, is entitled to receive any expected residual returns of the variable interest entity, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and applies to the first fiscal year or interim period ending after December 15, 2003 for variable interest entities created prior to February 1, 2003. The Company adopted this statement for variable interest entities created after January 31, 2003 in the fourth quarter of 2002 with no material effect on its consolidated financial statements. On August 1, 2003 the Company refinanced its real estate operating lease facility, which qualified as a variable interest entity into a new entity. The Company has evaluated this leasing transaction in accordance with FIN 46 and has determined it does not have to consolidate this leasing entity. The Company has adopted this statement for variable interest entities created prior to January 31, 2003 in the third quarter of 2003 with no material effect on its consolidated financial statements.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." As a result of rescinding FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30, "Reporting the Results of Operations." This statement also amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company has adopted the provisions of SFAS No. 145 in the first quarter of fiscal 2003 with no material effect on its consolidated statements of operations. Reclassifications of extraordinary items pertaining to the extinguishment of debt, if any, will be made throughout fiscal 2003 to maintain comparability for the reported periods.

NOTE 4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, the inventory valuation difference would have been immaterial on both November 1, 2003 and February 1, 2003.

NOTE 5. Accrued Expenses

The Company's accrued expenses for the periods ending November 1, 2003 and February 1, 2003 were as follows:

(dollar amounts in thousands)          Nov. 1, 2003     Feb. 1, 2003
---------------------------------------------------------------------

Medical and casualty risk
  participation reserve                  $ 100,696        $ 124,571
Accrued compensation and
  related taxes                             47,741           49,923
Legal Reserves                              29,901            6,054
Other                                       76,572           51,707
---------------------------------------------------------------------
Total                                    $ 254,910        $ 232,255
---------------------------------------------------------------------

NOTE 6. Restructuring

Building upon the Profit Enhancement Plan launched in October 2000, the Company, during fiscal 2003, conducted a comprehensive review of its operations including individual store performance, the entire management infrastructure and its merchandise and service offerings. On July 31, 2003, the Company announced several initiatives aimed at realigning its business and continuing to improve upon the Company's profitability. The Company expects these actions, including the disposal and sublease of the Company's real properties, to be substantially completed by the end of the second quarter 2004 and estimates the costs, including future costs that were not accrued, to be approximately $70,100,000. The Company is accounting for these initiatives in accordance with the provisions of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". These initiatives included:

Closure of 33 under-performing stores on July 31, 2003

The charges related to these closures included a $33,887,000 write-down of fixed assets, $1,122,000 in long-term lease and other related obligations, net of subleases, and $980,000 in workforce reduction costs. These charges are included in discontinued operations of the consolidated statement of operations. The write-down of fixed assets includes the adjustment to the market value of those owned stores that are now classified as assets held for disposal in accordance with SFAS 144 and the write-down of leasehold improvements. The assets held for disposal have been valued at the lower of their carrying amount or their estimated fair value, net of disposal costs. The long-term lease and other related obligations represent the fair value of such obligations less the estimated net sublease income. The workforce reduction costs represent the involuntary termination benefits payable to approximately 900 store employees, all of whom were notified on or prior to July 31, 2003. Severance for these employees was accrued in accordance with SFAS 146. Approximately 61% of these employees were terminated as of November 1, 2003. The remaining employees accepted other positions within the Company subsequent to the July 31, 2003 notification date. The accrued severance of $557,000 related to employees that accepted other positions was reversed in the third quarter of fiscal 2003. This reversal was recorded in discontinued operations on the consolidated statement of operations.

Discontinuation of certain merchandise offerings

In the second quarter, the Company recorded a $24,580,000 write-down of inventory as a result of a decision to discontinue certain merchandising offerings. This write-down was recorded in cost of merchandise sales on the consolidated statement of operations.

Corporate realignment

The charges related to this realignment included $3,070,000 in workforce reduction costs, $2,543,000 of expenses incurred in the development of the restructuring plan, a $536,000 write-down of certain assets and $467,000 in costs related to two warehouse lease terminations. The workforce reduction costs represent the involuntary termination benefits payable to 150 Store Support Center employees and field managers. All of these employees were terminated as of November 1, 2003. The realignment charges were primarily recorded in cost of merchandise sales and selling, general & administrative expenses on the consolidated statement of operations.


The following chart details the reserve balances through November 1, 2003. The reserve includes remaining rent on leases net of sublease income, other contractual obligations associated with leased properties and employee severance.

(dollar amounts                                Lease       Contractual
 in thousands)                    Severance    Expenses    Obligations     Total
---------------------------------------------------------------------------------
Reserve balance
  at Feb. 1, 2003                   $     -    $     -     $     -       $      -

Original Reserve                      4,050      2,332         887          7,269

Provision for Present
  value of liabilities                    -         49          16             65

Changes in assumptions
  about future sublease
  income, lease termination
  and severance                        (557)     1,289        (207)           525

Cash payments                        (2,054)    (1,552)        (62)        (3,668)

---------------------------------------------------------------------------------
Reserve Balance at
  November 1, 2003                  $ 1,439    $ 2,118     $   634       $  4,191
---------------------------------------------------------------------------------

Note 7. Discontinued Operations

In accordance with SFAS 144, the Company's discontinued operations reflect the operating results for the 33 stores closed on July 31, 2003 as part of the Company's corporate restructuring. The results for the thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002 have been reclassified to show the results of operations for the 33 closed stores as discontinued operations. Below is a summary of these results:

                                             Thirteen weeks ended           Thirty-nine weeks Ended
                                          ---------------------------    -----------------------------
                                          Nov. 1, 2003   Nov. 2, 2002      Nov. 1, 2003   Nov. 2, 2002
                                          ------------   ------------    --------------   ------------
(Dollar amounts in thousands)                Amount         Amount            Amount         Amount
------------------------------------------------------------------------------------------------------
Total Revenues                             $     32       $ 18,646          $  37,745       $  58,118

Total Gross Profit                            2,764          4,284            (23,351)         14,125

Selling, General and Administrative
 Expenses                                       710          4,132              9,845          12,512

Earnings (Loss) from Discontinued
 Operations Before Income Taxes               2,054            153            (33,196)          1,613

Net Earnings (Loss) from Discontinued
 Operations, Net of Tax                    $  1,294       $     96          $ (20,914)      $   1,016
------------------------------------------------------------------------------------------------------

Additionally, the Company has made certain reclassifications to its consolidated balance sheets to reflect the assets held for disposal and assets from discontinued operations associated with the 33 stores closed on July 31, 2003. As of November 1, 2003 and February 1, 2003, these reclassifications were as follows:



(Dollar amounts in thousands)                     Nov. 1, 2003     Feb. 1, 2003
--------------------------------------------------------------------------------
Land                                               $(14,176)         $(15,008)

Building and improvements                           (12,773)          (45,872)

Furniture, fixtures and equipment                         -           (23,785)
--------------------------------------------------------------------------------
                                                   $(26,949)          (84,665)

Less: accumulated depreciation and amortization           -           (27,114)
--------------------------------------------------------------------------------
Property and equipment - net                       $(26,949)         $(57,551)
--------------------------------------------------------------------------------
Assets held for disposal                           $ 26,949          $      -

Assets from discontinued operations                $      -          $ 57,551
--------------------------------------------------------------------------------

During the third quarter of 2003, the Company increased assets held for disposal by $5,049,000 to reflect changes in the current values. This change in values was recorded in discontinued operations on the consolidated statement of operations.

NOTE 8. Net Earnings Per Share

                                  THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                 COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
                                       (in thousands, except per share amounts)
                                                       UNAUDITED


                                                                Thirteen weeks ended                Thirty-nine weeks ended
                                                        -----------------------------------    ----------------------------------
                                                         Nov. 1, 2003         Nov. 2, 2002      Nov. 1, 2003         Nov. 2, 2002
                                                        --------------      ---------------    --------------        ------------
(a)  Net Earnings (Loss) from continuing operations
       before cumulative effect of change in
       accounting principle                                  $ 13,406           $ 15,419        $    (7,500)          $  44,618

     Adjustment for interest on convertible senior
       notes, net of income tax effect                          1,001                977                  -               1,803
---------------------------------------------------------------------------------------------------------------------------------
(b)  Adjusted net earnings (loss) from continuing
       operations before cumulative effect
       of change in accounting principle                     $ 14,407           $ 16,396        $    (7,500)          $  46,421
---------------------------------------------------------------------------------------------------------------------------------

(c)  Average number of common shares outstanding
       during period                                           52,537             51,534             52,002              51,490

     Common shares assumed issued upon conversion of
       convertible senior notes                                 6,697              6,697                  -               4,072

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price                  1,176                853                  -               1,025
---------------------------------------------------------------------------------------------------------------------------------
(d)  Average number of common shares assumed
       outstanding during period                               60,410             59,084             52,002              56,587
---------------------------------------------------------------------------------------------------------------------------------
     Basic Earnings (Loss) per Share:

      Net Earnings (Loss) From Continuing Operations
       Before Cumulative Effect of Change in
       Accounting Principle (a/c)                            $   0.26           $   0.30        $     (0.14)          $    0.87

      Net Earnings (Loss) From Discontinued
       Operations, Net of Tax                                    0.02                  -              (0.40)               0.02

      Cumulative Effect of Change in
       Accounting Principle, Net of Tax                             -                  -              (0.05)                  -
---------------------------------------------------------------------------------------------------------------------------------
     Basic Earnings (Loss) per Share                         $   0.28           $   0.30        $     (0.59)          $    0.89
---------------------------------------------------------------------------------------------------------------------------------
     Diluted Earnings (Loss) per share:

      Net Earnings (Loss) from Continuing Operations
       Before Cumulative Effect of Change in
       Accounting Principle (b/d)                            $   0.24           $   0.28        $     (0.14)          $    0.82

      Net Earnings (Loss) From Discontinued
       Operations, Net of Tax                                    0.02                  -              (0.40)               0.02

     Cumulative Effect of Change in
       Accounting Principle, Net of Tax                             -                  -              (0.05)                  -
---------------------------------------------------------------------------------------------------------------------------------
     Diluted Earnings (Loss) per Share                      $    0.26           $   0.28        $     (0.59)          $    0.84
---------------------------------------------------------------------------------------------------------------------------------

Adjustments for the convertible senior notes and dilutive stock options were anti-dilutive during the thirty-nine week periods ended November 1, 2003 and therefore were excluded from the computation of diluted EPS due to the anti-dilutive effect related to the net loss. Options to purchase shares of common stock which were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the shares of common stock during the thirteen and thirty-nine week periods ended November 1, 2003 and November 2, 2002 were as follows:


                                                               Thirteen weeks ended                  Thirty-nine weeks ended
(in thousands)                                           ----------------------------------    ----------------------------------
                                                          Nov. 1, 2003         Nov. 2, 2002      Nov. 1, 2003         Nov. 2, 2002
                                                         ---------------      --------------    ---------------      --------------
Common shares associated with anti-dilutive stock
  options excluded from computation of diluted EPS .....         2,191                4,749             4,599                4,567
                                                         ---------------      --------------    ---------------      --------------


NOTE 9. Pension and Savings Plan

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

NOTE 10. Other Commitments

In April 2003, the Company satisfied, for approximately $4,900,000, the commitment related to the non-renewal of the former Chairman and CEO's employment agreement.

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

Components of the reserve for warranty costs for the thirty-nine week period ending November 1, 2003 are as follows:

(dollar amounts in thousands)
------------------------------------------------------------------------
Beginning balance at February 1, 2003                     $        911

Additions related to current period sales                        5,518

Warranty costs incurred in current period                       (5,559)

Adjustments to accruals related to
  prior year sales                                                   -
------------------------------------------------------------------------
Ending Balance at November 1, 2003                        $        870
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

At November 1, 2003, the Company has a liability pertaining to the asset retirement obligation in accrued expenses on its consolidated balance sheet. The following is a reconciliation of the beginning and ending carrying amount of the Company's asset retirement obligation as of November 1, 2003:

(dollar amounts in thousands)
------------------------------------------------------------------------

Asset retirement obligation, February 1, 2003                  $     -

Asset retirement obligation recognized upon adoption             4,540

Asset retirement obligation incurred during the period             219

Asset retirement obligation settled during period                  (92)

Accretion expense                                                  147
------------------------------------------------------------------------
Asset retirement obligation, November 1, 2003                  $ 4,814
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
-----------------------------------------------------------------

The following table summarizes the pro forma net earnings and earning per share for the thirteen and thirty-nine weeks periods ending November 2, 2002 had the Company adopted the provisions of SFAS No. 143 prior to February 2, 2003:

                                                 Thirteen          Thirty-nine
(dollar amounts in thousands,                   weeks ended        weeks ended
 except per share amounts)                    November 2, 2002   November 2, 2002
-------------------------------------------------------------------------------

 Net Earnings:

    As reported                                   $ 15,515          $ 45,634
    Pro forma                                     $ 15,441          $ 45,417
-------------------------------------------------------------------------------

Net earnings per share:

Basic:

    As reported                                   $    .30          $    .89
    Pro forma                                     $    .30          $    .88

Diluted:

    As reported                                   $    .28          $    .84
    Pro forma                                     $    .28          $    .83
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

On August 1, 2003, the Company refinanced $132,000,000 in operating leases. These leases, which expire on August 1, 2008, have lease payments with an effective rate of LIBOR plus 2.06%. The Company has evaluated this transaction in accordance with FIN 46 and has determined that it is not required to consolidate the leasing entity. The leases include a residual value guarantee with a maximum value of approximately $105,000,000. The Company expects the fair market value of the leased real estate to substantially reduce or eliminate the Company's payment under the residual guarantee at the end of the lease term.

In accordance with FIN 45, the Company has recorded a liability for the fair value of the guarantee related to this operating lease. As of November 1, 2003, the current value of this liability was $4,737,000, which is recorded in other long-term liabilities on the consolidated balance sheets.

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

NOTE 14. Interest Rate Swap Agreement

On June 3, 2003, the Company entered into an interest rate swap for a notional amount of $130,000,000. The Company has designated the swap as a cash flow hedge of the Company's real estate operating lease payments. The interest rate swap converts the variable LIBOR portion of these lease payments to a fixed rate of 2.90% and terminates on July 1, 2008. If the critical terms of the interest rate swap or the hedge item do not change, the interest rate swap will be considered to be highly effective with all changes in fair value included in other comprehensive income. As of November 1, 2003, the fair value of the interest rate swap was $3,636,000 ($2,290,000, net of tax) and this change in value was included in accumulated other comprehensive income.

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

The following are consolidating balance sheets of the Company as of November 1, 2003 and February 1, 2003 and the related consolidating statements of operations for the thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002 and condensed consolidating statements of cash flows for the thirty-nine weeks ended November 1, 2003 and November 2, 2002:


CONSOLIDATING BALANCE SHEET
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
November 1, 2003                                        Pep Boys    Guarantors   Subsidiaries      Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------


ASSETS
Current Assets:
  Cash and cash equivalents                          $    18,272   $     8,984    $     6,581    $           -   $    33,837
  Accounts receivable, net                                12,145        16,589              -                -        28,734
  Merchandise inventories                                180,916       351,960              -                -       532,876
  Prepaid expenses                                        12,690        15,094          3,240           (9,550)       21,474
  Deferred income taxes                                    9,182        17,913          4,564                -        31,659
  Other                                                    2,948         4,658         41,379                -        48,985
  Assets held for disposal                                 8,131        18,818              -                -        26,949
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                244,284       434,016         55,764           (9,550)      724,514
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
 Land                                                     88,779       175,342              -                -       264,121
 Buildings and improvements                              306,857       589,480              -                -       896,337
 Furniture, fixtures and equipment                       289,348       303,851              -                -       593,199
 Construction in progress                                 24,290           568              -                -        24,858
-----------------------------------------------------------------------------------------------------------------------------
                                                         709,274     1,069,241              -                -     1,778,515
     Less accumulated depreciation and
      amortization                                       342,086       430,037              -                -       772,123
-----------------------------------------------------------------------------------------------------------------------------
     Property and Equipment - Net                        367,188       639,204              -                -     1,006,392
-----------------------------------------------------------------------------------------------------------------------------
Investment in subsidiaries                             1,454,997             -      1,137,950       (2,592,947)            -

Intercompany receivable                                        -       687,369        339,907       (1,027,276)            -

Other                                                     49,128         3,182              -                -        52,310
-----------------------------------------------------------------------------------------------------------------------------
     Total Assets                                    $ 2,115,597   $ 1,763,771    $ 1,533,621    $  (3,629,773)  $ 1,783,216
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                   $   298,429   $         9    $         -    $           -   $   298,438
  Accrued expenses                                        23,045       126,622        114,793           (9,550)      254,910
  Current maturities of long-term debt and
   obligations under capital leases                       72,185             -              -                -        72,185
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                           393,659       126,631        114,793           (9,550)      625,533
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt and obligations under capital
 leases, less current maturities                         311,453           453              -                -       311,906
Convertible long-term debt                               150,000             -              -                -       150,000
Other long-term liabilities                               10,246        18,656              -                -        28,902
Intercompany liabilities                                 601,288       425,988              -       (1,027,276)            -
Deferred income taxes                                     28,865        14,936              -                -        43,801
Deferred gain on sale leaseback                            1,312         2,988              -                -         4,300
Commitments and Contingencies
Stockholders' Equity:
  Common stock                                            63,911         1,501            101           (1,602)       63,911
  Additional paid-in capital                             177,244       240,359        200,398         (440,757)      177,244
  Retained earnings                                      580,518       932,259      1,218,329       (2,150,588)      580,518
  Accumulated other comprehensive income                   2,139             -              -                -         2,139
-----------------------------------------------------------------------------------------------------------------------------
                                                         823,812     1,174,119      1,418,828       (2,592,947)      823,812

  Less: Cost of shares in treasury                       145,774             -              -                -       145,774
  Less: Cost of shares in benefits trust                  59,264             -              -                -        59,264
-----------------------------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                          618,774     1,174,119      1,418,828       (2,592,947)      618,774
----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity      $ 2,115,597   $ 1,763,771    $ 1,533,621    $  (3,629,773)  $ 1,783,216
-----------------------------------------------------------------------------------------------------------------------------



CONSOLIDATING BALANCE SHEET
(dollar amounts in thousands)

                                                                                      Non-
                                                                    Subsidiary     guarantor
February 1, 2003                                        Pep Boys    Guarantors   Subsidiaries      Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------


ASSETS
Current Assets:
  Cash and cash equivalents                          $    32,654   $     9,714    $       402    $           -   $    42,770
  Accounts receivable, net                                 8,122         9,794              -                -        17,916
  Merchandise inventories                                166,166       322,716              -                -       488,882
  Prepaid expenses                                        29,176        16,308         17,637          (19,375)       43,746
  Deferred income taxes                                    6,812          (819)         7,730                -        13,723
  Other                                                      107             -         56,580                -        56,687
  Assets held for disposal                                     -         1,146              -                -         1,146
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                243,037       358,859         82,349          (19,375)      664,870
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
 Land                                                     88,271       175,830              -                -       264,101
 Buildings and improvements                              303,200       587,698              -                -       890,898
 Furniture, fixtures and equipment                       279,884       300,862              -                -       580,746
 Construction in progress                                 14,764         4,686              -                -        19,450
-----------------------------------------------------------------------------------------------------------------------------
                                                         686,119     1,069,076              -                -     1,755,195
     Less accumulated depreciation and
      amortization                                       319,005       405,704              -                -       724,709
-----------------------------------------------------------------------------------------------------------------------------
     Property and Equipment - Net                        367,114       663,372              -                -     1,030,486
-----------------------------------------------------------------------------------------------------------------------------
Investment in subsidiaries                             1,455,877             -      1,121,299       (2,577,176)            -

Intercompany receivable                                        -       631,438        335,640         (967,078)            -

Other                                                     41,972         5,031              -                -        47,003

Assets from discontinued operations                       14,219        43,332              -                -        57,551
-----------------------------------------------------------------------------------------------------------------------------
     Total Assets                                    $ 2,122,219   $ 1,702,032    $ 1,539,288    $  (3,563,629)  $ 1,799,910
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                   $   200,044   $         9    $         -    $           -   $   200,053
  Accrued expenses                                        59,625        48,567        143,438          (19,375)      232,255
  Current maturities of long-term debt and
   obligations under capital leases                      101,882             -              -                -       101,882
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                           361,551        48,576        143,438          (19,375)      534,190
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt and obligations under capital
 leases, less current maturities                         375,216           361              -                -       375,577
Convertible long-term debt                               150,000             -              -                -       150,000
Other long-term liabilities                                5,955        19,201              -                -        25,156
Intercompany liabilities                                 544,877       422,201              -         (967,078)            -
Deferred income taxes                                     33,322        27,341              -                -        60,663
Deferred gain on sale leaseback                            1,306         3,026              -                -         4,332
Commitments and Contingencies
Stockholders' Equity:
  Common stock                                            63,911         1,501            101           (1,602)       63,911
  Additional paid-in capital                             177,244       240,359        200,398         (440,757)      177,244
  Retained earnings                                      630,847       939,466      1,195,351       (2,134,817)      630,847
  Accumulated other comprehensive loss                      (151)            -              -                -          (151)
-----------------------------------------------------------------------------------------------------------------------------
                                                         871,851     1,181,326      1,395,850       (2,577,176)      871,851

  Less: Cost of shares in treasury                       162,595             -              -                -       162,595
  Less: Cost of shares in benefits trust                  59,264             -              -                -        59,264
-----------------------------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                          649,992     1,181,326      1,395,850       (2,577,176)      649,992
-----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity      $ 2,122,219   $ 1,702,032    $ 1,539,288    $  (3,563,629)  $ 1,799,910
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)
                                                                                      Non-
                                                                     Subsidiary     guarantor
Thirteen weeks ended November 1, 2003                   Pep Boys     Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   149,460   $    285,595   $          -   $          -    $   435,055
Service Revenue                                           35,560         67,076              -              -        102,636
Other Revenue                                                  -              -          6,674         (6,674)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           185,020        352,671          6,674         (6,674)       537,691
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               104,253        197,618              -              -        301,871
Costs of Service Revenue                                  24,594         51,739              -              -         76,333
Costs of Other Revenue                                         -              -          6,608         (6,608)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  128,847        249,357          6,608         (6,608)       378,204
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       45,207         87,977             -               -        133,184
Gross Profit from Service Revenue                         10,966         15,337             -               -         26,303
Gross Loss from Other Revenue                                  -             -              66            (66)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                        56,173        103,314             66            (66)       159,487
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              44,374         85,640             86            (66)       130,034
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                   11,799         17,674            (20)             -         29,453
Equity in Earnings of Subsidiaries                        19,718            -           18,129        (37,847)             -
Non-operating (Expense) Income                            (4,248)        12,107          5,019        (12,092)           786
Interest Expense                                          14,829          6,222              -        (12,092)         8,959
-----------------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations
  Before Income Taxes                                     12,440         23,559         23,128        (37,847)        21,280

Income Tax (Benefit) Expense                              (2,693)         8,717          1,850              -          7,874
-----------------------------------------------------------------------------------------------------------------------------
Earnings From Continuing
 Operations                                               15,133         14,842         21,278        (37,847)        13,406

Net (Loss) Earnings from
 Discontinued Operations, Net of Tax                        (433)         1,727              -              -          1,294
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings                                         $    14,700    $    16,569   $     21,278   $    (37,847)   $    14,700
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)
                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirteen weeks ended November 2, 2002                   Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   146,639   $    278,376   $         -    $          -    $   425,015
Service Revenue                                           35,341         65,942             -               -        101,283
Other Revenue                                                  -              -         6,730          (6,730)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           181,980        344,318         6,730          (6,730)       526,298
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               102,862        190,235             -               -        293,097
Costs of Service Revenue                                  24,951         49,493             -               -         74,444
Costs of Other Revenue                                         -              -         6,825          (6,825)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  127,813        239,728         6,825          (6,825)       367,541
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       43,777         88,141             -               -        131,918
Gross Profit from Service Revenue                         10,390         16,449             -               -         26,839
Gross Loss from Other Revenue                                  -             -            (95)             95              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                        54,167        104,590           (95)             95        158,757
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              43,772         79,743            80              95        123,690
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                   10,395         24,847          (175)              -         35,067
Equity in Earnings of Subsidiaries                        22,693              -        19,526         (42,219)             -
Non-operating (Expense) Income                            (4,242)        12,398         5,174         (12,452)           878
Interest Expense                                          17,696          6,227             -         (12,452)        11,471
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings From Continuing Operations
  Before Income Taxes                                     11,150         31,018        24,525         (42,219)        24,474

Income Tax (Benefit) Expense                              (4,272)        11,477         1,850               -          9,055
-----------------------------------------------------------------------------------------------------------------------------
Net Income From Continuing Operations                     15,422         19,541        22,675         (42,219)        15,419

Net Earnings from Discontinued Operations,
 Net of Tax                                                   93              3             -               -             96
-----------------------------------------------------------------------------------------------------------------------------
Net                                                  $    15,515    $    19,544    $   22,675    $    (42,219)   $    15,515
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirty-nine weeks ended November 1, 2003                Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   446,226   $   851,246    $         -    $          -    $ 1,297,472
Service Revenue                                          107,137       200,022              -               -        307,159
Other Revenue                                                  -             -         20,025         (20,025)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           553,363     1,051,268         20,025         (20,025)     1,604,631
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               324,597       612,517              -               -        937,114
Costs of Service Revenue                                  79,238       152,748              -               -        231,986
Costs of Other Revenue                                         -             -         24,575         (24,575)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  403,835       765,265         24,575         (24,575)     1,169,100
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                      121,629       238,729              -               -        360,358
Gross Profit from Service Revenue                         27,899        47,274              -               -         75,173
Gross Loss from Other Revenue                                  -             -         (4,550)          4,550              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                149,528       286,003         (4,550)          4,550        435,531
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses             128,384       287,685            241           4,550        420,860
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                   21,144        (1,682)        (4,791)              -         14,671
Equity in Earnings of Subsidiaries                          (880)            -         16,651         (15,771)             -
Non-operating (Expense) Income                           (12,837)       36,444         14,834         (35,754)         2,687
Interest Expense                                          47,703        17,314             -          (35,754)        29,263
-----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings From Continuing Operations
  Before Income Taxes and Cumulative Effect
  of Change in Accounting Principle                      (40,276)       17,448         26,694         (15,771)       (11,905)

Income Tax (Benefit) Expense                             (14,577)        6,456          3,716               -         (4,405)
-----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings From Continuing
 Operations Before Cumulative Effect of
 Change in Accounting Principle                          (25,699)       10,992         22,978         (15,771)        (7,500)

Net Loss from Discontinued Operations,
 Net of Tax                                               (4,300)      (16,614)             -               -        (20,914)

Cumulative Effect of Change in
 Accounting Principle, Net of Tax                           (899)       (1,585)             -               -         (2,484)
-----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings                                  $   (30,898)   $   (7,207)    $   22,978    $    (15,771)   $   (30,898)
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirty-nine weeks ended November 2, 2002                Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   460,530   $    864,828   $         -    $          -    $ 1,325,358
Service Revenue                                          107,571        198,655             -               -        306,226
Other Revenue                                                  -              -        19,398         (19,398)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           568,101      1,063,483        19,398         (19,398)     1,631,584
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               322,727        598,493             -               -        921,220
Costs of Service Revenue                                  78,116        149,820             -               -        227,936
Costs of Other Revenue                                         -              -        19,012         (19,012)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  400,843        748,313        19,012         (19,012)     1,149,156
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                      137,803        266,335             -               -        404,138
Gross Profit from Service Revenue                         29,455         48,835             -               -         78,290
Gross Loss from Other Revenue                                  -              -           386            (386)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                       167,258        315,170           386            (386)       482,428
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses             133,985        244,598           231            (386)       378,428
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit                                          33,273         70,572           155               -        104,000
Equity in Earnings of Subsidiaries                        65,552              -        57,449        (123,001)             -
Non-operating (Expense) Income                           (13,295)        36,499        15,728         (36,234)         2,698
Interest Expense                                          52,589         19,521             -         (36,234)        35,876
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings From Continuing Operations
  Before Income Taxes                                     32,941         87,550        73,332        (123,001)        70,822

Income Tax (Benefit) Expense                             (12,067)        32,394         5,877               -         26,204
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings From Continuing Operations                   45,008         55,156        67,455        (123,001)        44,618

Discontinued Operations, Net of Tax                          626            390             -               -          1,016
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings                                         $    45,634    $    55,546    $   67,455    $   (123,001)   $    45,634
-----------------------------------------------------------------------------------------------------------------------------



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

                                                                                       Non-
                                                                    Subsidiary      guarantor
Thirty-nine weeks ended November 1, 2003               Pep Boys     Guarantors    Subsidiaries     Elimination   Consolidated
------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
     Net (Loss) Earnings                             $  (30,898)     $   (7,207)    $   22,978    $    (15,771)   $   (30,898)
     Net Loss from discontinued operations               (4,300)        (16,614)             -               -        (20,914)
------------------------------------------------------------------------------------------------------------------------------
     Net (Loss) Earnings from continuing operations     (26,598)          9,407         22,978         (15,771)        (9,984)
     Adjustments to Reconcile Net (Loss)
       Earnings from continuing operations
       to Net Cash Provided By Operating
       Activities:
        Non-cash operating activities                    15,839           3,635        (13,485)         15,771         21,760
        Change in operating assets and
        liabilities                                      58,243          45,391            953               -        104,587
------------------------------------------------------------------------------------------------------------------------------
     Net Cash Provided by continuing operations          47,484          58,433         10,446               -        116,363
     Net Cash (Used in) Provided by discontinued
       operations                                            (3)              2              -               -             (1)
------------------------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities           47,481          58,435         10,446               -        116,362

Cash Flows from Investing Activities:
     Net Cash Used in Investing Activities              (22,204)         (7,113)             -               -        (29,317)

Cash Flows from Financing Activities:
     Net Cash Used in Financing Activities              (39,659)        (52,052)        (4,267)              -        (95,978)
------------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash                         (14,382)           (730)         6,179               -         (8,933)
Cash and Cash Equivalents at Beginning of Period         32,654           9,714            402               -         42,770
------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period           $   18,272     $     8,984    $     6,581    $          -    $    33,837
------------------------------------------------------------------------------------------------------------------------------



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirty-nine weeks ended November 2, 2002               Pep Boys     Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
     Net Earnings from continuing operations         $   45,634      $  55,546     $   67,455    $   (123,001)   $    45,634
     Earnings from discontinued operations                  626            390              -               -          1,016
-----------------------------------------------------------------------------------------------------------------------------
     Earnings from continuing operations                 45,008         55,156         67,455        (123,001)        44,618
     Adjustments to Reconcile Net Earnings
      to Net Cash Provided By Operating
      Activities:
        Non-cash operating activities                   (39,691)        32,744        (58,458)        123,001         57,596
        Change in operating assets and
        liabilities                                       8,254        (26,581)        12,212               -         (6,115)
-----------------------------------------------------------------------------------------------------------------------------
     Net Cash Provided by continuing operations          13,571         61,319         21,209               -         96,099
     Net Cash Provided by discontinued operations         1,700          2,646              -               -          4,346
-----------------------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities           15,271         63,965         21,209               -        100,445

Cash Flows from Investing Activities:
     Net Cash Used in Investing Activities              (13,417)        (4,964)             -               -        (18,381)

Cash Flows from Financing Activities:
     Net Cash Provided by (Used In)
      Financing Activities                                9,721        (59,678)       (21,160)              -        (71,117)
-----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                          11,575           (677)            49               -         10,947
Cash and Cash Equivalents at Beginning of Period          4,796         10,874            311               -         15,981
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period           $   16,371     $   10,197    $       360    $          -    $    26,928
-----------------------------------------------------------------------------------------------------------------------------

NOTE 16. Contingencies

In the third quarter, the Company reached an agreement to submit the consolidated action entitled "Dubrow et al vs. The Pep Boys - Manny Moe & Jack" to binding arbitration. The two consolidated actions, originally filed on March 29, 2000 and July 25, 2000 and pending in the California Superior Court in Orange County, involve former and current store management employees who claim that they were improperly classified as exempt from the overtime provisions of California law and seek to be compensated for all overtime hours worked. At the request of the parties, the arbitrator has determined how to distribute the settlement funds among the class members, attorneys' fees and litigation costs. Claim forms were mailed to the class members on December 8, 2003, with a return deadline of January 22, 2004. The number of claim forms returned by such deadline will determine the Company's settlement amount, which is expected to be paid in full by the end of the first quarter of fiscal 2004. The Company has previously accrued an amount sufficient to satisfy the maximum settlement amount that may be imposed on the Company.

An action entitled "Tomas Diaz Rodriguez; Energy Tech Corporation v. Pep Boys Corporation; Manny, Moe & Jack Corp. Puerto Rico, Inc. d/b/a Pep Boys" was previously instituted against the Company in the Court of First Instance of Puerto Rico, Bayamon Superior Division on March 15, 2002. The action was subsequently removed to, and is currently pending in, the United States District Court for the District of Puerto Rico. Plaintiffs are distributors of a product that claims to improve gas mileage. The plaintiffs allege that the Company entered into an agreement with them to act as the exclusive retailer of the product in Puerto Rico that was breached when the Company determined to stop selling the product. The Company became aware of a Federal Trade Commission investigation regarding the accuracy of advertising claims concerning the product's effectiveness. The plaintiffs further allege that they were negotiating with the manufacturer of the product to obtain the exclusive distribution rights throughout the United States and that those negotiations failed. Plaintiffs are seeking damages including payment for the product that they allege Pep Boys ordered and expenses and loss of sales in Puerto Rico and the United States resulting from the alleged breach. Except for claims by the Plaintiffs' lender for payment on a small quantity of product which was ordered and delivered, and which claims have now been satisfied, the Company believes that the claims are without merit and continues to vigorously defend this action.

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

NOTE 17. Comprehensive Income

The following are the components of comprehensive (loss) income:


                                       Thirteen weeks ended                    Thirty-nine weeks ended
                               -------------------------------------   -------------------------------------
(Amounts in thousands)         November 1, 2003     November 2, 2002   November 1, 2003     November 2, 2002
------------------------------------------------------------------------------------------------------------

Net earnings (loss)            $      14,700     $      15,515         $     (30,898)      $      45,634

Other comprehensive
 income, net of tax:

  Derivative financial
   instrument adjustments             (1,610)                -                 2,290                   -
------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)    $      13,090     $     15,515          $     (28,608)       $      45,634
------------------------------------------------------------------------------------------------------------

The components of accumulated other comprehensive income (loss) are:


                              November 1,     February 1,
                                  2003            2003
                             -----------   -------------
Derivative financial
 instrument adjustment,
 net of tax                  $   2,290      $        -

Minimum pension liability
 adjustment, net of tax           (151)           (151)
                             -----------   -------------
                             $   2,139      $     (151)
                             -----------   -------------


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES - November 1, 2003
------------------------------------------------
For the thirty-nine weeks ended November 1, 2003, the Company decreased its cash and cash equivalents by $8,933,000. This decrease was due primarily to capital expenditures, the increase in merchandise inventories, the decrease in long-term debt offset, in part, by an increase in accounts payable.

The Company's cash requirements arise principally from the capital expenditures related to existing stores, offices and warehouses, the need to finance the acquisition, construction and equipping of new stores and to purchase inventory. The primary capital expenditures for the thirty-nine weeks ended November 1, 2003 were attributed to capital maintenance of the Company's existing stores and offices. During the first nine months of fiscal 2003, the Company invested $32,679,000 in property and equipment, which is a 32.3% increase compared to the same period in the previous fiscal year. Management estimates that capital expenditures relating to existing stores, warehouses and offices during the remainder of fiscal 2003 will be approximately $18,458,000.

The Company anticipates that its net cash provided by operating activities and its existing line of credit will exceed its principal cash requirements for capital expenditures and inventory less accounts payable in fiscal 2003.

The Company's working capital was $98,981,000 at November 1, 2003. The Company's long-term debt, as a percentage of its total capitalization, was 43% at November 1, 2003. As of November 1, 2003, the Company had an available line of credit totaling $157,012,000.

The Company has submitted the matter entitled "Dubrow et al vs. The Pep Boys - Manny Moe & Jack" to binding arbitration. At the request of the parties, the arbitrator has determined how to distribute the settlement funds among the class members, attorneys' fees and litigation costs. Claim forms were mailed to the class members on December 8, 2003, with a return deadline of January 22, 2004. The number of claim forms returned by such deadline will determine the Company's settlement amount, which is expected to be paid in full by the end of the first quarter of fiscal 2004. The Company expects to have sufficient available funds from cash on hand and its existing line of credit to satisfy the maximum settlement amount that may be imposed on the Company.

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

On August 1, 2003, the Company refinanced $132,000,000 in operating leases. These leases, which expire on August 1, 2008, have lease payments with an effective rate of LIBOR plus 2.06%. The Company has evaluated this transaction in accordance with FIN 46 and has determined that it is not required to consolidate the leasing entity. The leases include a residual value guarantee with a maximum value of approximately $105,000,000. The Company expects the fair market value of the leased real estate to substantially reduce or eliminate the Company's payment under the residual guarantee at the end of the lease term.

In accordance with FIN 45, the Company has recorded a liability for the fair value of the guarantee related to this operating lease. As of November 1, 2003, the current value of this liability was $4,737,000, which is recorded in other long-term liabilities on the consolidated balance sheets.

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

In April 2003, the Company made a cash settlement of approximately $12,600,000 related to the Supplemental Executive Retirement Plan obligation for the former Chairman and CEO. This obligation resulted in an expense for settlement accounting under Statement of Financial Accounting Standards (SFAS) No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" , of approximately $4,900,000 during the quarter ended May 3, 2003.

In April 2003, the Company satisfied, for approximately $4,900,000 the commitment related to the non-renewal of the former Chairman and CEO's employment agreement. The Company satisfied this commitment with cash.

The Company's principal sources of liquidity include cash flow from operating activities, borrowings under its credit facilities, sale or financing activities related to the Company's assets, and the issuance of debt or equity securities in public or private offerings. In October 2003, the Company filed a shelf registration statement covering the potential sale of up to $300,000,000 of debt or equity securities in one or more public offerings.

RESTRUCTURING

Building upon the Profit Enhancement Plan launched in October 2000, the Company, during fiscal 2003, conducted a comprehensive review of its operations including individual store performance, the entire management infrastructure and its merchandise and service offerings. On July 31, 2003, the Company announced several initiatives aimed at realigning its business and continuing to improve upon the Company's profitability. The Company expects these actions, including the disposal and sublease of the properties, to be substantially completed by the end of the second quarter 2004 and estimates the costs, including future costs that were not accrued, to be approximately $70,100,000. The Company anticipates this restructuring will result in an annual savings of approximately $11,000,000. The Company is accounting for these initiatives in accordance with the provisions of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". These initiatives included:

Closure of 33 under-performing stores on July 31, 2003

The charges related to these closures included a $33,887,000 write-down of fixed assets, $1,122,000 in long-term lease and other related obligations, net of subleases, and $980,000 in workforce reduction costs. These charges are included in discontinued operations of the consolidated statement of operations. The write-down of fixed assets includes the adjustment to the market value of those owned stores that are now classified as assets held for disposal in accordance with SFAS 144 and the write-down of leasehold improvements. The assets held for disposal have been valued at the lower of their carrying amount or their estimated fair value, net of disposal costs. The long-term lease and other related obligations represent the fair value of such obligations less the estimated net sublease income. The workforce reduction costs represent the involuntary termination benefits payable to approximately 900 store employees, all of whom were notified on or prior to July 31, 2003. Severance for these employees was accrued in accordance with SFAS 146. Approximately 61% of these employees were terminated as of November 1, 2003. The remaining employees accepted other positions within the Company subsequent to the July 31, 2003 notification date. The accrued severance of $557,000 related to employees that accepted other positions was reversed in the third quarter of fiscal 2003. This reversal was recorded in discontinued operations on the consolidated statement of operations.

Discontinuation of certain merchandise offerings

In the second quarter, the Company recorded a $24,580,000 write-down of inventory as a result of a decision to discontinue certain merchandising offerings. This write-down was recorded in cost of merchandise sales on the consolidated statement of operations.

Corporate realignment

The charges related to this realignment included $3,070,000 in workforce reduction costs, $2,543,000 of expenses incurred in the development of the restructuring plan, a $536,000 write-down of certain assets and $467,000 in costs related to two warehouse lease terminations. The workforce reduction costs represent the involuntary termination benefits payable to 150 Store Support Center employees and field managers. All of these employees were terminated as of November 1, 2003. The realignment charges were primarily recorded in cost of merchandise sales and selling, general & administrative expenses on the consolidated statement of operations.

The following chart details the reserve balances through November 1, 2003. The reserve includes remaining rent on leases net of sublease income, other contractual obligations associated with leased properties and employee severance.


                                               Lease      Contractual
(dollar amounts in thousands)     Severance    Expenses   Obligations  Total
-------------------------------------------------------------------------------
Reserve balance
  at Feb. 1, 2003                  $     -     $     -   $     -     $     -

Original Reserve                     4,050       2,332       887       7,269

Provision for Present
  value of liabilities                   -          49        16          65

Changes in assumptions
  about future sublease
  income, lease termination
  and severance                       (557)      1,289      (207)        525

Cash payments                       (2,054)     (1,552)      (62)     (3,668)

-------------------------------------------------------------------------------
Reserve Balance at
  November 1, 2003                 $ 1,439     $ 2,118   $   634     $ 4,191
-------------------------------------------------------------------------------

DISCONTINUED OPERATIONS

In accordance with SFAS 144, the Company's discontinued operations reflect the operating results for the 33 stores closed on July 31, 2003 as part of the Company's corporate restructuring. The results for the thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002 have been reclassified to show the results of operations for the 33 closed stores as discontinued operations. Below is a summary of these results:


                                             Thirteen weeks ended           Thirty-nine weeks Ended
                                          ---------------------------    -----------------------------
                                          Nov. 1, 2003   Nov. 2, 2002      Nov. 1, 2003   Nov. 2, 2002
                                          ------------   ------------    --------------   ------------
(dollar amounts in thousands)                Amount         Amount            Amount         Amount
------------------------------------------------------------------------------------------------------
Total Revenues                             $     32       $ 18,646          $  37,745       $  58,118

Total Gross Profit                            2,764          4,284            (23,351)         14,125

Selling, General and Administrative
 Expenses                                       710          4,132              9,845          12,512

Earnings (Loss) from Discontinued
 Operations Before Income Taxes               2,054            153            (33,196)          1,613

Net Earnings (Loss) from Discontinued
 Operations, Net of Tax                    $  1,294       $     96          $ (20,914)      $   1,016
------------------------------------------------------------------------------------------------------

                                    26

Additionally, the Company has made certain reclassifications to its consolidated balance sheets to reflect the assets held for disposal and assets from discontinued operations associated with the 33 stores closed on July 31, 2003. As of November 1, 2003 and February 1, 2003, these reclassifications were as follows:

(Dollar amounts in thousands)                     Nov. 1, 2003     Feb. 1, 2003
--------------------------------------------------------------------------------
Land                                               $(14,176)         $(15,008)

Building and improvements                           (12,773)          (45,872)

Furniture, fixtures and equipment                         -           (23,785)
--------------------------------------------------------------------------------
                                                    (26,949)          (84,665)

Less: accumulated depreciation and amortization           -           (27,114)
--------------------------------------------------------------------------------
Property and equipment - net                       $(26,949)         $(57,551)
--------------------------------------------------------------------------------
Assets held for disposal                           $ 26,949          $      -

Assets from discontinued operations                $      -          $ 57,551
--------------------------------------------------------------------------------

During the third quarter of 2003, the Company increased assets held for disposal by $5,049,000 to reflect changes in the current values. This change in values was recorded in discontinued operations on the consolidated statement of operations.

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

                                                           Percentage of Total Revenues        Percentage Change
----------------------------------------------------------------------------------------------------------------
Thirteen weeks ended                                     Nov. 1, 2003        Nov. 2, 2002       Fiscal 2003 vs.
                                                         (Fiscal 2003)       (Fiscal 2002)        Fiscal 2002
----------------------------------------------------------------------------------------------------------------
Merchandise Sales                                              80.9%               80.8%                  2.4%
Service Revenue (1)                                            19.1                19.2                   1.3
----------------------------------------------------------------------------------------------------------------
Total Revenues                                                100.0               100.0                   2.2
----------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales (2)                                 69.4 (3)            69.0 (3)               3.0
Costs of Service Revenue (2)                                   74.4 (3)            73.5 (3)               2.5
----------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                        70.3                69.8                   2.9
----------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                            30.6 (3)            31.0 (3)               1.0
Gross Profit from Service Revenue                              25.6 (3)            26.5 (3)              (2.0)
----------------------------------------------------------------------------------------------------------------
Total Gross Profit                                             29.7                30.2                   0.5
----------------------------------------------------------------------------------------------------------------
Selling, General and Administrative
 Expenses                                                      24.2                23.5                   5.1
----------------------------------------------------------------------------------------------------------------
Operating Profit                                                5.5                 6.7                 (16.0)
Non-operating Income                                            0.1                 0.2                 (10.5)
Interest Expense                                                1.6                 2.2                 (21.9)
----------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) From Continuing Operations
 Before Income Taxes and Cumulative Effect
 of Change in Accounting Principle                              4.0                 4.7                 (13.0)

Income Tax Expense                                             37.0 (4)            37.0 (4)             (13.0)
----------------------------------------------------------------------------------------------------------------
Net Earnings From Continuing Operations Before
 Cumulative Effect of Change in Accounting Principle            2.5                 2.9                 (13.0)

Net Earnings From Discontinued
 Operations, Net of Tax                                         0.2                   -               1,247.9

Cumulative Effect of Change in Accounting
 Principle, Net of Tax                                            -                   -                     -

Net Earnings                                                    2.7                 2.9                  (5.3)
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

Thirteen Weeks Ended November 1, 2003 vs. Thirteen Weeks Ended November 2, 2002
-------------------------------------------------------------------------------

Total revenues for the third quarter increased 2.2%. This increase was due primarily to an increase in comparable store revenues (revenues generated by stores in operation during the same period) of 2.2%. Comparable store merchandise sales increased 2.4%. Comparable store service revenue increased 1.2%.

Gross profit from merchandise sales decreased, as a percentage of merchandise sales, to 30.6% in fiscal 2003 from 31.0% in fiscal 2002. This decrease was due primarily to lower merchandise margins and higher warehousing costs, as a percentage of merchandise sales. The lower merchandise margins were a result of product mix and selectively lower retail pricing on certain products. The increase in warehousing costs were due primarily to an increase in rent expense, incremental costs associated with new merchandise offerings to be introduced in the fourth quarter of 2003 and expenses related to the store closures on July 31, 2003.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 24.2% in fiscal 2003 from 23.5% in fiscal 2002. This was a 5.1% increase over the prior year's quarter and was due primarily to an increase in store expenses and media, as a percentage of total revenues. The increase in store expenses was due primarily to an increase in store payroll. The $2,905,000 or 69% increase in media was due primarily to a decrease in cooperative advertising.

Interest expense decreased 21.9% or $2,512,000 due primarily to lower debt levels coupled with lower average interest rates.

Earnings from discontinued operations increased $1,198,000, net of tax. This increase was due primarily to a $3,181,000, net of tax, increase in the value of assets held for disposal offset, in part, by expenses incurred related to the exit and continuing maintenance of the properties closed on July 31, 2003 and a $372,000, net of tax, increase in the restructuring reserve.

Net earnings decreased, as a percentage of total revenues, due primarily to a decrease in gross profit from merchandise sales, as a percentage of merchandise sales and an increase in selling, general and administrative expenses, as a percentage of total revenues. These decreases were offset, in part, by an increase in earnings from discontinued operations and a decrease in interest expense.

Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
----------------------------------------------------------------------------------------------------------------
Thirty-nine weeks ended                                    Nov. 1, 2003        Nov. 2, 2002       Fiscal 2003 vs.
                                                           (Fiscal 2003)       (Fiscal 2002)        Fiscal 2002
----------------------------------------------------------------------------------------------------------------
Merchandise Sales                                              80.9%               81.2%                 (2.1)%
Service Revenue (1)                                            19.1                18.8                   0.3
----------------------------------------------------------------------------------------------------------------
Total Revenues                                                100.0               100.0                  (1.7)
----------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales (2)                                 72.2 (3)            69.5 (3)               1.7
Costs of Service Revenue (2)                                   75.5 (3)            74.4 (3)               1.8
----------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                        72.9                70.4                   1.7
----------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                            27.8 (3)            30.5 (3)             (10.8)
Gross Profit from Service Revenue                              24.5 (3)            25.6 (3)              (4.0)
----------------------------------------------------------------------------------------------------------------
Total Gross Profit                                             27.1                29.6                  (9.7)
----------------------------------------------------------------------------------------------------------------
Selling, General and Administrative
Expenses                                                       26.2                23.2                  11.2
----------------------------------------------------------------------------------------------------------------
Operating (Loss) Profit                                         0.9                 6.4                 (85.9)
Non-operating Income                                            0.2                 0.1                  (0.4)
Interest Expense                                                1.8                 2.2                 (18.4)
----------------------------------------------------------------------------------------------------------------
(Loss) Earnings from Continuing Operations
Before Income Taxes and Cumulative Effect
of Change in Accounting Principle                              (0.7)                4.3                (116.8)

Income Tax (Benefit) Expense                                   37.0 (4)            37.0 (4)            (116.8)
----------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings from Continuing
 Operations Before Cumulative Effect of
 Change in Accounting Principle                                (0.5)                2.7                (116.8)

Discontinued Operations, Net of Tax                            (1.3)                0.1              (2,158.5)

Cumulative Effect of Change in
 Accounting Principle, Net of Tax                              (0.1)                  -                   N/A

Net (Loss) Earnings                                            (1.9)                2.8                (167.7)
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

Thirty-nine Weeks Ended Nov. 1, 2003 vs. Thirty-nine Weeks Ended Nov. 2, 2002
-------------------------------------------------------------------------------

Total revenues for the first thirty-nine weeks decreased 1.7%. This decrease was due primarily to a decrease in comparable store revenues (revenues generated by stores in operation during the same period) of 1.7%. Comparable store merchandise sales decreased 2.2%. Comparable store service revenue increased 0.2%.

Gross profit from merchandise sales decreased, as a percentage of merchandise sales, to 27.8% in fiscal 2003 from 30.5% in fiscal 2002. This decrease, as a percentage of merchandise sales, was due primarily to a $24,580,000 inventory write-down associated with the corporate restructuring, increased store occupancy costs and an impairment charge of $2,121,000. The increase in store occupancy was due to higher rent and utilities expenses.

Gross profit from service revenue decreased, as a percentage of service revenue, to 24.5% in fiscal 2003 from 25.6% in fiscal 2002. This decrease, as a percentage of service revenue, was due primarily to an increase in workers' compensation expense.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 26.2% in fiscal 2003 from 23.2% in fiscal 2002. This was a $42,432,000 or 11.2% increase over the prior year. This increase, as a percentage of total revenues, was due primarily to an increase in general office costs and employee benefits, as a percentage of total revenues. The increase in general office costs was due primarily to an increase in the Company's legal reserves of approximately $24,600,000 for on-going litigation and $5,613,000 of costs associated with the corporate restructuring. The increase in employee benefits was due primarily to the settlement of a retirement plan obligation and increased health benefits expense.

Interest expense decreased 18.4% or $6,613,000 due primarily to lower debt levels coupled with lower average interest rates.

Earnings from discontinued operations decreased $21,930,000, net of tax, due primarily to the charges associated with the corporate restructuring.

Net earnings decreased, as a percentage of total revenues, due primarily to a decrease in gross profit from merchandise sales, as a percentage of merchandise sales, a decrease in gross profit from service revenue, as a percentage of service revenue, an increase in selling, general and administrative expenses, as a percentage of total revenues, a cumulative effect of change in accounting principle of $2,484,000, net of tax, and a decrease in earnings from discontinued operations offset, in part, by a decrease in interest expense.

NEW ACCOUNTING STANDARDS
------------------------

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers". This consensus addresses the application of EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor". EITF 02-16 addresses accounting issues pertaining to cash consideration received by a reseller from a vendor entered into after December 31, 2002. The provisions of EITF No. 03-10 would be applied to the accounting for sales incentives tendered by consumers in fiscal years beginning after December 15, 2003. Early adoption is not permitted. The Company is in the process of analyzing the impact of the adoption of this consensus on its consolidated financial statements.

In May 2003, The Financial Accounting Standards Board (FASB) issued
SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 affects how an entity measures and reports financial instruments that have characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and for all other instruments for interim periods beginning after June 15, 2003. The FASB continues to address certain implementation issues associated with the application of SFAS No. 150, including those related to mandatory redeemable financial instruments representing non-controlling interests in subsidiaries' consolidated financial statements. The Company will continue to monitor the actions of the FASB and assess the impact, if any, on its consolidated financial statements. The Company has adopted the provisions of SFAS No. 150 in the third quarter of fiscal 2003 with no material effect on its consolidated financial statements.

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

In January 2003, the FASB issued Financial Interpretation Number (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46, an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of any expected losses from the variable interest entity's activities, is entitled to receive any expected residual returns of the variable interest entity, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and applies to the first fiscal year or interim period ending after December 15, 2003 for variable interest entities created prior to February 1, 2003. The Company adopted this statement for variable interest entities created after January 31, 2003 in the fourth quarter of 2002 with no material effect on its consolidated financial statements. On August 1, 2003 the Company refinanced its real estate operating lease facility, which qualified as a variable interest entity into a new entity. The Company has evaluated this leasing transaction in accordance with FIN 46 and has determined it does not have to consolidate this leasing entity. The Company has adopted this statement for variable interest entities created prior to January 31, 2003 in the third quarter of 2003 with no material effect on its consolidated financial statements.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." As a result of rescinding FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30, "Reporting the Results of Operations." This statement also amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company has adopted the provisions of SFAS No. 145 in the first quarter of fiscal 2003 with no material effect on its consolidated statements of operations. Reclassifications of extraordinary items pertaining to the extinguishment of debt, if any, will be made throughout fiscal 2003 to maintain comparability for the reported periods.

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, risk participation agreements and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to "-Critical Accounting Policies and Estimates" as reported in the Company's current report on Form 8-K dated October 10, 2003, which updated the Company's Annual Report on Form 10-K for the year ended February 1, 2003, which disclosures are hereby incorporated by reference.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement and senior secured credit facility, changes in the lenders' prime rate or London Interbank Offered Rate (LIBOR) could affect the rates at which the Company could borrow funds thereunder. At November 1, 2003, the Company had outstanding borrowings of $25,356,000 under these credit facilities.

On June 3, 2003, the Company entered into an interest rate swap for a notional amount of $130,000,000. The Company has designated the swap as a cash flow hedge of the Company's real estate operating lease payments. The interest rate swap converts the variable LIBOR portion of these lease payments to a fixed rate of 2.90% and terminates on July 1, 2008. If the critical terms of the interest rate swap or the hedge item do not change, the interest rate swap will be considered to be highly effective with all changes in fair value included in other comprehensive income. As of November 1, 2003, the fair value of the interest rate swap was $3,636,000 ($2,290,000, net of tax) and this change in value was included in accumulated other comprehensive income. Except as noted above, there have been no material changes to the market risk disclosures as reported in the Company's current report on Form 8-K dated October 10, 2003, which updated the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under SEC rules, the Company is required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company has carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report, November 1, 2003. The Company's management, including the chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective as of November 1, 2003.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings

In the third quarter, the Company reached an agreement to submit the consolidated action entitled "Dubrow et al vs. The Pep Boys - Manny Moe & Jack" to binding arbitration. The two consolidated actions, originally filed on March 29, 2000 and July 25, 2000 and pending in the California Superior Court in Orange County, involve former and current store management employees who claim that they were improperly classified as exempt from the overtime provisions of California law and seek to be compensated for all overtime hours worked. At the request of the parties, the arbitrator has determined how to distribute the settlement funds among the class members, attorneys' fees and litigation costs. Claim forms were mailed to the class members on December 8, 2003, with a return deadline of January 22, 2004. The number of claim forms returned by such deadline will determine the Company's settlement amount, which is expected to be paid in full by the end of the first quarter of fiscal 2004. The Company has previously accrued an amount sufficient to satisfy the maximum settlement amount that may be imposed on the Company.

An action entitled "Tomas Diaz Rodriguez; Energy Tech Corporation v. Pep Boys Corporation; Manny, Moe & Jack Corp. Puerto Rico, Inc. d/b/a Pep Boys" was previously instituted against the Company in the Court of First Instance of Puerto Rico, Bayamon Superior Division on March 15, 2002. The action was subsequently removed to, and is currently pending in, the United States District Court for the District of Puerto Rico. Plaintiffs are distributors of a product that claims to improve gas mileage. The plaintiffs allege that the Company entered into an agreement with them to act as the exclusive retailer of the product in Puerto Rico that was breached when the Company determined to stop selling the product. The Company became aware of a Federal Trade Commission investigation regarding the accuracy of advertising claims concerning the product's effectiveness. The plaintiffs further allege that they were negotiating with the manufacturer of the product to obtain the exclusive distribution rights throughout the United States and that those negotiations failed. Plaintiffs are seeking damages including payment for the product that they allege Pep Boys ordered and expenses and loss of sales in Puerto Rico and the United States resulting from the alleged breach. Except for claims by the Plaintiffs' lender for payment on a small quantity of product which was ordered and delivered, and which claims have now been satisfied, the Company believes that the claims are without merit and continues to vigorously defend this action.

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

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.


Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits
               (10.1) Amendment No. 1, dated October 24, 2003, to the Amended and Restated Loan And Security Agreement, by and among the Company, Congress Financial Corporation, as Agent, and the other parties thereto.

               (10.2) Consent, dated October 24, 2003, of Wachovia Development Corporation to Amendment No. 1 to the Amended and Restated Loan and Security Agreement, by and among the Company, Congress Financial Corporation, as agent, and the other parties thereto.

               (10.3)* Employment Agreement, dated June 1, 2003, between the Company and Harry Yanowitz.

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

           (b) Reports on Form 8-K.

               The Company filed a Form 8-K on October 10, 2003 announcing its shelf registration with the Securities and Exchange Commission that, once effective, would allow the Company to complete one or more offerings of up to an aggregate of $300 million of its securities. An exhibit was attached containing the Company's press release dated October 10, 2003 announcing the shelf filing. Exhibits were also attached containing information identical to the corresponding sections of the Company's Annual Report on Form 10-K for the fiscal year ending February 1, 2003 except that certain of such information had been reclassified as attributable to discontinued operations as a result of the corporate restructuring announced on July 31,2003. Additionally, the exhibits contained subsequent event disclosures, Management's Discussion & Analysis of Results of Operating and Financial Condition, and Notes to the Consolidated Financial Statements that were updated to reflect the restructuring and certain other matters occurring subsequent to the filing of the Company's Annual Report on Form 10-K for the fiscal year ending February 1, 2003.

               The Company filed a Form 8-K on September 23, 2003 outlining its go-forward strategy and expected results for the balance of fiscal 2003. An exhibit containing the press release dated September 23, 2003 announcing the go-forward strategy and expected results for the balance of fiscal 2003 was attached.

               The Company filed a Form 8-K on August 5, 2003, announcing its extension of its revolving line of credit and the refinancing of certain operating leases. An exhibit containing the Company's press release announcing the extension and refinancing was attached.

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

Date: December 16, 2003             By: /s/ George Babich, Jr.
      -----------------------            --------------------------

                                           George Babich, Jr.
                                           President &
                                           Chief Financial Officer

INDEX TO EXHIBITS
-----------------
(10.1) Amendment No. 1, dated October 24, 2003, to the Amended and Restated Loan And Security Agreement, by and among the Company, Congress Financial Corporation, as Agent, and the other parties thereto.

(10.2)   Consent, dated October 24, 2003, of Wachovia
         Development Corporation to Amendment No. 1 to the
         Amended and Restated Loan and Security Agreement, by and among the Company, Congress Financial Corporation, as agent, and the other parties thereto.

(10.3)*  Employment Agreement, dated June 1, 2003, between the
         Company and Harry Yanowitz.

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