Form 10-K
period 2004-01-31
PEP BOYS MANNY MOE & JACK
filed 2004-04-15
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K
___________

                               (Mark One)

[X]   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2004

OR

[   ]   Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission file number 1-3381

The Pep Boys—Manny, Moe & Jack
(Exact name of registrant as specified in its charter)

Pennsylvania	23-0962915
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3111 West Allegheny Avenue, Philadelphia, PA	19132
(Address of principal executive office)	(Zip code)

215-430-9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of the close of business on August 1, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $767,656,038.

As of April 3, 2004, there were 57,725,962 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year, for the Company’s Annual Meeting of Shareholders presently scheduled to be held on June 2, 2004 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1    BUSINESS

GENERAL

The Pep Boys—Manny, Moe & Jack and subsidiaries (the “Company”) is a leading automotive retail and service chain. The Company operates in one industry, the automotive aftermarket. The Company is engaged principally in the retail sale of automotive parts, tires and accessories, automotive repairs and maintenance and the installation of parts. The Company’s primary operating unit is its SUPERCENTER format. As of January 31, 2004, the Company operated 595 stores consisting of 584 SUPERCENTERS and one SERVICE & TIRE CENTER, having an aggregate of 6,181 service bays, as well as 10 non-service/non-tire format PEP BOYS EXPRESS stores. The Company operates approximately 12,207,000 gross square feet of retail space, including service bays. The SUPERCENTERS average approximately 20,700 square feet and the 10 PEP BOYS EXPRESS stores average approximately 9,700 square feet. The Company believes that its unique SUPERCENTER format offers the broadest capabilities in the industry and positions the Company to gain market share and increase its profitability by serving “do-it-yourself” (retail) and “do-it-for-me” (service labor, installed merchandise and tires) customers with the highest quality merchandise and service offerings.

As of January 31, 2004 the Company operated its stores in 36 states and Puerto Rico. The following table indicates, by state, the number of stores of the Company had in operation at the end of fiscal 2001, 2002 and 2003 and the number of stores opened and closed by the Company during each of the last three fiscal years:

NUMBER OF STORES AT END OF FISCAL YEARS 2000 THROUGH 2003

State	2000 Year End	Opened	Closed	2001 Year End	Opened	Closed	2002 Year End	Opened	Closed	2003 Year End
Alabama	1	—	—	1	—	—	1	—	—	1
Arizona	23	—	—	23	—	—	23	—	1	22
Arkansas	1	—	—	1	—	—	1	—	—	1
California	135	—	—	135	—	1	134	—	12	122
Colorado	8	—	—	8	—	—	8	—	—	8
Connecticut	8	—	—	8	—	—	8	—	—	8
Delaware	6	—	—	6	—	—	6	—	—	6
Florida	47	—	—	47	—	—	47	—	4	43
Georgia	26	—	—	26	—	—	26	—	1	25
Illinois	24	—	—	24	—	—	24	—	1	23
Indiana	9	—	—	9	—	—	9	—	—	9
Kansas	2	—	—	2	—	—	2	—	—	2
Kentucky	4	—	—	4	—	—	4	—	—	4
Louisiana	10	—	—	10	—	—	10	—	—	10
Maine	1	—	—	1	—	—	1	—	—	1
Maryland	19	—	—	19	—	—	19	—	—	19
Massachusetts	8	—	—	8	—	—	8	—	1	7
Michigan	7	—	—	7	—	—	7	—	—	7
Minnesota	3	—	—	3	—	—	3	—	—	3
Missouri	1	—	—	1	—	—	1	—	—	1
Nevada	12	—	—	12	—	—	12	—	—	12
New Hampshire	4	—	—	4	—	—	4	—	—	4
New Jersey	28	—	—	28	1	—	29	—	1	28
New Mexico	8	—	—	8	—	—	8	—	—	8
New York	29	1	—	30	1	—	31	—	2	29
North Carolina	11	—	—	11	—	—	11	—	1	10
Ohio	13	—	—	13	—	—	13	—	1	12
Oklahoma	6	—	—	6	—	—	6	—	—	6
Pennsylvania	46	—	1	45	—	—	45	—	3	42
Puerto Rico	27	—	—	27	—	—	27	—	—	27
Rhode Island	3	—	—	3	—	—	3	—	—	3
South Carolina	6	—	—	6	—	—	6	—	—	6
Tennessee	7	—	—	7	—	—	7	—	—	7
Texas	60	—	—	60	—	—	60	—	5	55
Utah	6	—	—	6	—	—	6	—	—	6
Virginia	17	—	—	17	—	—	17	—	1	16
Washington	2	—	—	2	—	—	2	—	—	2
Total	628	1	1	628	2	1	629	—	34	595

DEVELOPMENT

The Company’s primary focus in fiscal 2003 was improving the performance of its existing stores. As a result, the Company closed 33 under-performing stores on July 31, 2003. The Company believes this action will strengthen the remaining stores by allowing it to focus its energies and resources toward the more profitable stores.

In fiscal 2004, the Company plans to continue to focus much of its energy on improving the performance of its existing stores. The Company anticipates spending approximately $55,815,000 in connection with maintaining and improving its stores. During fiscal 2004, the Company will begin its store redesign plan on a market-by-market basis in order to better link its retail and service businesses, to promote cross-selling and improve the overall customer experience. This redesign plan is expected to be completed by the end of fiscal 2007. The Company expects to fund the redesign plan from net cash generated from operating activities, its existing line of credit and a portion of the proceeds from its March 24, 2004 sale of 4,646,464 shares of common stock.

PRODUCTS AND SERVICES

Each Pep Boys SUPERCENTER and PEP BOYS EXPRESS store carries a similar product line, with variations based on the number and type of cars registered in the markets where the store is located. A full complement of inventory at a typical SUPERCENTER includes an average of approximately 23,000 items (approximately 22,000 items at a PEP BOYS EXPRESS store). The Company’s automotive product line includes: tires (not stocked at PEP BOYS EXPRESS stores); batteries; new and remanufactured parts for domestic and import vehicles; chemicals and maintenance items; fashion, electronic, and performance accessories; personal transportation merchandise; and garage and repair shop merchandise.

In addition to offering a wide variety of high quality name brand products, the Company sells an array of high quality products under various private label names. The Company sells tires under the names CORNELL® and FUTURA®; and batteries under the name PROSTART®. The Company also sells wheel covers under the name FUTURA®; water pumps and cooling system parts under the name PROCOOL®; air filters, anti-freeze, chemicals, cv axles, lubricants, oil, oil filters, oil treatments, transmission fluids and wiper blades under the name PROLINE®; shock absorbers under the name PRO RYDER®; alternators, battery booster packs and starters under the name PROSTART®; power steering hoses and power steering pumps under the name PROSTEERTM; brakes under the name PROSTOP®; temperature gauges under the name PROTEMP®; and paints under the name VARSITY®. All products sold by the Company under various private label names accounted for approximately 33% of the Company’s merchandise sales in fiscal 2003 and 2002 and approximately 34% in fiscal 2001. Revenues from the sale of tires accounted for approximately 16% of the Company’s total revenues in fiscal years 2003 and 2002 and 17% in fiscal 2001. No other class of products accounted for as much as 10% of the Company’s total revenues.

The Company has service bays in 585 of its 595 locations. While each service department has the ability to perform virtually all types of automotive service (except body work), the Company is in the process of sharpening its focus on the most profitable maintenance services. Revenues from maintaining or repairing automobiles and installing products (exclusive of the product) accounted for approximately 19.0%, 19.1% and 19.1% of the Company’s total revenues from continuing operations in fiscal years 2003, 2002 and 2001, respectively.

The Company’s commercial automotive parts delivery program, branded PEP EXPRESS PARTS®, is designed to increase the Company’s market share with the professional installer and to leverage its inventory investment. The program satisfies the installed merchandise customer by taking advantage of the breadth and quality of its parts inventory as well as its experience supplying its own service bays and mechanics. As of January 31, 2004, 484, or approximately 81%, of the Company’s stores provide commercial parts delivery.

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

The Company primarily uses an “Everyday Low Price” (EDLP) strategy in establishing its selling prices. Management believes that EDLP provides better value to its customers on a day-to-day basis, helps level customer demand and allows more efficient management of inventories. On a weekly basis, the Company employs a promotional pricing strategy on select items to drive increased customer traffic.

The Company uses various forms of advertising to promote its category-dominant product offering, its state-of-the-art service and repair capabilities and its commitment to customer service and satisfaction. The Company is committed to an effective promotional schedule with a weekly circular program, extra-effort promotions supported by ROP (Run of Paper) and radio and television advertising during highly seasonal times of the year and various in-store promotions. The Company uses a substantial amount of vendor co-op funds in support of its advertising program.

In fiscal 2003, approximately 47% of the Company’s total revenues were cash transactions (including personal checks) with the remainder being credit and debit card transactions and commercial credit accounts.

The Company does not experience significant seasonal fluctuation in the generation of its revenues.

STORE OPERATIONS AND MANAGEMENT

All Pep Boys stores are open seven days a week. Each SUPERCENTER generally has a manager, a service manager and one or more assistant managers. Each PEP BOYS EXPRESS store has a manager and one or more assistant managers. Stores with the PEP EXPRESS PARTS program have a commercial sales manager in addition to the management previously mentioned. A store manager’s average length of service with the Company is approximately eight years.

The Company coordinates the operation and merchandising of each store through a network of area directors. The area directors report to the Company’s one of six divisional Vice Presidents, each of who reports to the Company’s Senior Vice President—Store Operations, who reports to the Company’s Chief Executive Officer. Supervision and control over the individual stores are facilitated by means of the Company’s computer system, operational handbooks and regular visits to the individual stores by the divisional Vice Presidents, area directors and loss prevention personnel.

All of the Company’s advertising, accounting, purchasing, management information systems, and most of its administrative functions are conducted at its corporate headquarters in Philadelphia, Pennsylvania. Certain administrative functions for the Company’s western, southwestern, southeastern, mid-western and Puerto Rican operations are performed at various regional offices of the Company. See “Properties.”

INVENTORY CONTROL AND DISTRIBUTION

Most of the Company’s merchandise is distributed to its stores from its warehouses primarily by dedicated and contract carriers. Target levels of inventory for each product have been established for each of the Company’s warehouses and stores and are based upon prior shipment history, sales trends and seasonal demand. Inventory on hand is compared to the target levels on a weekly basis at each warehouse. If the inventory on hand at a warehouse is below the target levels, the Company’s buyers order merchandise from its suppliers.

Each Pep Boys’ store has an automatic inventory replenishment system that automatically orders additional inventory when a store’s inventory on hand falls below the target level. In addition, the Company’s centralized buying system, coupled with continued advancement in its warehouse and distribution systems, has enhanced the Company’s ability to control its inventory.

SUPPLIERS

During fiscal 2003, the Company’s ten largest suppliers accounted for approximately 42% of the merchandise purchased by the Company. No single supplier accounted for more than 18% of the Company’s purchases. The Company has no long-term contracts under which the Company is required to purchase merchandise. Management believes that the relationships the Company has established with its suppliers are generally good.

In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist, at substantially similar cost, for virtually all types of merchandise sold in its stores.

COMPETITION

The business of the Company is highly competitive. The Company encounters competition from nationwide and regional chains and from local independent merchants. The Company’s competitors include general, full range, discount or traditional department stores which carry automotive parts and accessories and/or have automotive service centers, as well as specialized automotive retailers similar to the Company. Generally, the specialized automotive retailers focus on either the “do-it-yourself” or “do-it-for-me” areas of the business. The Company believes that its operation in both the “do-it-yourself” and “do-it-for-me” areas of the business positively differentiates it from most of its competitors. However, certain competitors are larger in terms of sales volume, store size, and/or number of stores. Therefore, these competitors have access to greater capital and management resources and have been operating longer in particular geographic areas than the Company.

Although the Company’s competition varies by geographic area, the Company believes that it generally has a favorable competitive position in terms of depth and breadth of product line, price, quality of personnel and customer service.

The Company believes that the warranty policies in connection with the higher priced items it sells, such as tires, batteries, brake linings and other major automotive parts and accessories, are comparable or superior to those of its competitors.

REGULATION

The Company is subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing the handling, storage and disposal of hazardous substances contained in the products we sell and use in our service bays, the recycling of batteries, tires and used lubricants, and the ownership and operation of real property.

EMPLOYEES

At January 31, 2004, the Company employed 21,331 persons as follows:

Description	Full-time Numbers	%	Part-time Numbers	%	Total Numbers	%
Store Sales	6,049	43.8	5,293	70.5	11,342	53.2
Store Service	6,014	43.5	2,060	27.4	8,074	37.8

STORE TOTAL	12,063	87.3	7,353	97.9	19,416	91.0

Warehouses	717	5.2	140	1.9	857	4.0
Offices	1,039	7.5	19	0.2	1,058	5.0

TOTAL EMPLOYEES	13,819	100.0	7,512	100.0	21,331	100.0

The Company had no union employees as of January 31, 2004. At the end of fiscal 2002, the Company employed approximately 14,582 full-time and 7,123 part-time employees.

RISK FACTORS

Our business faces significant risks. The risks described below may not be the only risks we face. If any of the events or circumstances described as risks below actually occurs, our business, results of operations or financial condition could be materially and adversely affected.

Risks Related to Pep Boys

If we are unable to generate sufficient cash flows from our operations, our liquidity will suffer and we may be unable to satisfy our obligations.

We require significant capital to fund our business. While we believe we have the ability to sufficiently fund our planned operations and capital expenditures for the balance of fiscal 2004, circumstances could arise that would materially affect our liquidity. For example, cash flows from our operations could be affected by changes in consumer spending habits or the failure to maintain favorable vendor payment terms or our inability to successfully implement sales growth initiatives. We may be unsuccessful in securing alternative financing when needed, on terms that we consider acceptable, or at all.

The degree to which we are leveraged could have important consequences to your investment in our securities, including the following risks:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired in the future;

•	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt, thereby reducing the funds available for other purposes;

•	our failure to comply with the financial and other restrictive covenants governing our debt, which, among other things, require us to maintain financial ratios and limit our ability to incur additional debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or our prospects; and

•	if we are substantially more leveraged than some of our competitors, we might be at a competitive disadvantage to those competitors that have lower debt service obligations and significantly greater operating and financial flexibility than we do.

We depend on our relationships with our vendors and a disruption of these relationships or of our vendors’ operations could have a material adverse effect on our business and results of operations.

Our business depends on developing and maintaining productive relationships with our vendors. Many factors outside our control may harm these relationships. For example, financial difficulties that some of our vendors may face may increase the cost of the products we purchase from them. In addition, our failure to promptly pay, or order sufficient quantities of inventory from, our vendors may increase the cost of products we purchase or may lead to vendors refusing to sell products to us at all. The recent trend towards consolidation among automotive parts suppliers may also disrupt our relationship with some vendors. To enhance our supply of top-quality, competitively-priced tires and batteries, we have selected a primary vendor who supplies over 90% of our needs in each of these two product categories. A disruption of our vendor relationships or a disruption in our vendors’ operations could have a material adverse effect on our business and results of operations.

We depend on our senior management team and our other personnel, and we face substantial competition for qualified personnel.

Our success depends on the efforts of our senior management team. Our continued success will also depend upon our ability to retain existing, and attract additional, qualified field personnel to meet our needs. We face substantial competition, both from within and outside of the automotive aftermarket to retain and attract qualified personnel. In addition, we believe that the number of qualified automotive service technicians in the industry is generally insufficient to meet demand.

We are subject to environmental laws and may be subject to environmental liabilities that could have a material adverse effect on us in the future.

We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing the handling, storage and disposal of hazardous substances contained in the products we sell and use in our service bays, the recycling of batteries, tires and used lubricants, and the ownership and operation of real property. As a result of investigations undertaken in connection with a number of our store acquisitions and financings, we are aware that soil or groundwater may be contaminated at some of our properties. Any failure by us to comply with environmental laws and regulations could have a material adverse effect on us.

We are developing a new point-of-sale information system that is currently behind schedule, and further delays in its introduction could lead to increased demands on capital and a competitive disadvantage relative to our competitors.

We began developing in November 2001 a fully integrated point-of-sale information system for all of our stores that we believe will improve our stores’ operating efficiency and product sourcing. In the fourth quarter of 2003, due to concerns about the ability of the base software’s architecture to support a chain-wide roll-out, we decided to identify an alternative base software as the basis for our customized system. Consequently, despite the fact that we expect to utilize a portion of the assets developed to date, the roll-out of the new system has been delayed and we took a $13.2 million impairment charge against a portion of the system’s assets. In addition to the increased demand on capital caused by the difficulties in the development and introduction of our new point-of-sale system, further delays in its introduction could lead to a competitive disadvantage relative to our competitors.

Risks Related to Our Industry

Our industry is highly competitive, and price competition in some categories of the automotive aftermarket or a loss of trust in our participation in the “do-it-for-me” market, could cause a material decline in our revenues and earnings.

The automotive aftermarket retail and service industry is highly competitive and subjects us to a wide variety of competitors. We compete primarily with the following types of businesses in each category of the automotive aftermarket:

Do-It-Yourself

Retail

•	automotive parts and accessories stores;

•	automobile dealers that supply manufacturer replacement parts and accessories; and

•	mass merchandisers and wholesale clubs that sell automotive products.

Do-It-For-Me

Service Labor and Installed Merchandise

•	regional and local full service automotive repair shops;

•	automobile dealers that provide repair and maintenance services;

•	national and regional (including franchised) tire retailers that provide additional automotive repair and maintenance services; and

•	national and regional (including franchised) specialized automotive (such as exhaust, brake and transmission) repair facilities that provide additional automotive repair and maintenance services.

Tire Sales

•	national and regional (including franchised) tire retailers; and

•	mass merchandisers and wholesale clubs that sell tires.

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

With respect to the service labor category, the majority of consumers are unfamiliar with their vehicle’s mechanical operation and, as a result, often select a service provider based on trust. Potential occurrences of negative publicity associated with the Pep Boys brand, the products we sell or installation or repairs performed in our service bays, whether or not factually accurate, could cause consumers to lose confidence in our products and services in the short or long term, and cause them to choose our competitors for their automotive service needs.

Vehicle miles driven may decrease, resulting in a decline of our revenues and negatively affecting our results of operations.

Our industry depends on the number of vehicle miles driven. Factors that may cause the number of vehicle miles and our revenues and our results of operations to decrease include:

•	the weather—as vehicle maintenance may be deferred during periods of inclement weather;

•	the economy—as during periods of poor economic conditions, customers may defer vehicle maintenance or repair, and during periods of good economic conditions, consumers may opt to purchase new vehicles rather than service the vehicles they currently own and replace worn or damaged parts;

•	gas prices—as increases in gas prices may deter consumers from using their vehicles; and

•	travel patterns—as changes in travel patterns may cause consumers to rely more heavily on train and airplane transportation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein including in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. The words “guidance,” “expects,” “anticipates,” “estimates,” “forecasts” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements include management’s expectations regarding future financial performance, automotive aftermarket trends, levels of competition, business development activities, future capital expenditures, financing sources and availability and the effects of regulation and litigation. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. Our actual results may differ materially from the results discussed in the forward-looking statements due to factors beyond our control, including the strength of the national and regional economies, retail and commercial consumers’ ability to spend, the health of the various sectors of the automotive aftermarket, the weather in geographical regions with a high concentration of our stores, competitive pricing, the location and number of competitors’ stores, product and labor costs and the additional factors described in our filings with the Commission. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

SEC REPORTING

We electronically file certain documents with, or furnish such documents to, the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, along with any related amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. From time-to-time, we may also file registration and related statements pertaining to equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file or furnish documents electronically with the SEC.

We provide free electronic access to our annual, quarterly and current reports (and all amendments to these reports) on our Internet website, www.pepboys.com. These reports are available on our website as soon as reasonably practicable after we electronically file or furnish such materials with or to the SEC. Information on our website does not constitute part of this Annual Report. You may also contact our investor relations department at 215-430-9720 for copies of these reports free of charge.

The Company’s Code of Ethics, the Board of Directors Code of Conduct and the charters of our audit, compensation and nominating and governance committees may be found under the About Pep Boys—Corporate Governance section of our website. A copy of the corporate governance materials is available upon written request.

EXECUTIVE OFFICERS OF THE COMPANY

The following table indicates the names, ages and tenure with the Company and positions (together with the year of election to such positions) of the executive officers of the Company:

Name	Age	Tenure with Company	Position with the Company and Date of Election to Position
Lawrence N. Stevenson	47	8 months	Chief Executive Officer since May 2003

George Babich, Jr.	52	7 years	President since March 2002; Chief Financial Officer since March 2000

Harold L. Smith	53	5 months	Executive Vice President—Merchandising & Marketing since August 2003

Don L. Casey	52	3 years	Senior Vice President—Supply Chain & Logistics since July 2000

Mark L. Page	47	28 years	Senior Vice President—Store Operations since March 1993

Harry F. Yanowitz	37	7 months	Senior Vice President—Strategy & Business Development since June 2003

Bernard K. McElroy	52	23 years	Vice President—Chief Accounting Officer & Treasurer since April 2003

Lawrence N. Stevenson, Chief Executive Officer, joined Pep Boys in May 2003 after having most recently served as the CEO of Chapters, Canada’s largest book retailer. Prior to his seven years at Chapters, Mr. Stevenson spent nine years with Bain & Company, which included serving as the Managing Director of their Canadian operation.

George Babich, Jr. has been President and Chief Financial Officer since March 16, 2002. From March 2001 until March 2002, Mr. Babich served as Executive Vice President and Chief Financial Officer. From March 2000 until March 2001, Mr. Babich served as Senior Vice President—Finance and Chief Financial Officer. From September 1996 through March 2000, Mr. Babich served as Vice President—Finance.

Harold L. Smith, Executive Vice President—Merchandising & Marketing, joined the Company in August 2003 after most recently serving in such capacity for CSK Auto. Prior to CSK Auto, Mr. Smith held various merchandising positions with companies such as Bass Pro Shops and The Home Depot.

Don L. Casey, rejoined the Company as Senior Vice President—Supply Chain & Logistics in July 2000. From June 1999 through June 2000, Mr. Casey was Vice President of Purchasing and Supply Chain for Discount Auto Parts, Inc. From February 1987 through May 1999, Mr. Casey served the Company in various merchandising positions of increasing seniority.

Mark L. Page has been Senior Vice President—Store Operations since March 1993. Since June 1975, Mr. Page has served the Company in various store operations positions of increasing seniority.

Harry F. Yanowitz, Senior Vice President—Strategy & Business Development, joined the Company in June 2003 after having most recently served as Managing Director of Sherpa Investments, a private investment firm. Previously, he was President of Chapters during Mr. Stevenson’s tenure. Prior to joining Chapters, Mr. Yanowitz was a consultant with Bain & Company.

Bernard K. McElroy has been Vice President—Chief Accounting Officer & Treasurer since April 2003. Since May 1980, Mr. McElroy has served the Company in various financial positions of increasing seniority.

Each of the officers serves at the pleasure of the Board of Directors of the Company.

ITEM 2	PROPERTIES

The Company owns its five-story, approximately 300,000 square foot corporate headquarters in Philadelphia, Pennsylvania. The Company also owns the following administrative regional offices—approximately 4,000 square feet of space in each of Melrose Park, Illinois and Bayamon, Puerto Rico. In addition, the Company leases approximately 4,000 square feet of space for administrative regional offices in each of Decatur, Georgia and Richardson, Texas. The Company owns a three-story, approximately 60,000 square foot structure in Los Angeles, California in which it occupies 7,200 square feet and sublets the remaining square footage to tenants.

Of the 595 store locations operated by the Company at January 31, 2004, 326 are owned and 269 are leased.

The following table sets forth certain information regarding the owned and leased warehouse space utilized by the Company for its 595 store locations at January 31, 2004:

Warehouse Location	Products Warehoused	Square Footage	Owned or Leased	Stores Serviced	States Serviced
Los Angeles, CA	All except tires	216,000	Owned	151	AZ, CA, NM, NV, UT, WA

Los Angeles, CA	Tires/parts	73,000	Leased	151	AZ, CA, NM, NV, UT, WA

Los Angeles, CA	All except tires	137,000	Leased	151	AZ, CA, NM, NV, UT, WA

Atlanta, GA	All	392,000	Owned	133	AL, FL, GA, LA, NC, PR, SC, TN, VA

Mesquite, TX	All	244,000	Owned	91	AR, AZ, CO, LA, NM, OK, TX

Plainfield, IN	All	403,000	Leased	78	IL, IN, KS, KY, MI, MN, MO, OH, OK, PA, TN, VA

Chester, NY	All	400,400	Leased	142	CT, DE, MA, MD, ME, NH, NJ, NY, PA, RI, VA
Total		1,865,400

The Company plans to expand the square footage at its Chester, New York distribution center from 400,400 square feet to 600,000 square feet. In 2004, the Company began leasing a 70,000 square foot warehouse in Indianapolis that will be used to store some of the import merchandise items. The Company anticipates that its existing and future warehouse space and its access to outside storage will accommodate inventory necessary to support future store expansion and any increase in stock-keeping units through the end of fiscal 2004.

ITEM 3    LEGAL PROCEEDINGS

In the third quarter, the Company reached an agreement, through binding arbitration, to settle the consolidated action entitled “Dubrow et al vs. The Pep Boys—Manny Moe & Jack”. The two consolidated actions, originally filed on March 29, 2000 and July 25, 2000 in the California Superior Court in Orange County, involved former and current store management employees who claimed that they were improperly classified as exempt from the overtime provisions of California law and sought to be compensated for all overtime hours worked. The settlement was paid by the Company in the first quarter of fiscal 2004.

An action entitled “Tomas Diaz Rodriguez; Energy Tech Corporation v. Pep Boys Corporation; Manny, Moe & Jack Corp. Puerto Rico, Inc. d/b/a Pep Boys” was previously instituted against the Company in the Court of First Instance of Puerto Rico, Bayamon Superior Division on March 15, 2002. The action was subsequently removed to, and is currently pending in, the United States District Court for the District of Puerto Rico. Plaintiffs are distributors of a product that claims to improve gas mileage. The plaintiffs alleged that the Company entered into an agreement with them to act as the exclusive retailer of the product in Puerto Rico that was breached when the Company determined to stop selling the product. On March 29, 2004, the Company’s motion for summary judgment was granted and the case was dismissed. The plaintiff has until April 28, 2004 to appeal.

The Company is also party to various other actions and claims, including purported class actions, arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with the foregoing matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended January 31, 2004.

PART II

ITEM 5	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of The Pep Boys—Manny, Moe & Jack is listed on the New York Stock Exchange under the symbol “PBY”. There were 7,209 registered shareholders as of March 18, 2004. The following table sets forth for the periods listed, the high and low sale prices and the cash dividends paid on the Company’s common stock.

MARKET PRICE PER SHARE

	Market Price Per Share		Cash Dividends
Fiscal year ended January 31, 2004	High	Low	Per Share
First Quarter	$10.69	$6.00	$0.0675
Second Quarter	15.90	8.54	0.0675
Third Quarter	19.94	14.05	0.0675
Fourth Quarter	23.99	18.53	0.0675

Fiscal year ended February 1, 2003
First Quarter	$19.38	$13.55	$0.0675
Second Quarter	19.04	10.75	0.0675
Third Quarter	15.23	8.75	0.0675
Fourth Quarter	12.64	10.06	0.0675

It is the present intention of the Company’s Board of Directors to continue to pay regular quarterly cash dividends; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company and other factors which the Board of Directors deems relevant.

EQUITY COMPENSATION PLANS

The following table sets forth the Company’s shares authorized for issuance under its equity compensation plans at January 31, 2004:

	Equity compensation plans approved by shareholders	Equity compensation plans not approved by shareholders		Total
Number of securities to be issued upon exercise of outstanding options	6,736,070	174,540	[1]	6,910,610

Weighted average exercise price of outstanding options	$16.51	$8.70		$16.31

Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in top row)	1,504,004	—		1,504,004

[1]	Inducement options granted to the current CEO in connection with his hire.

ITEM 6    SELECTED FINANCIAL DATA

The following tables set forth the selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

(dollar amounts are in thousands except per share amounts)
Year ended	Jan. 31, 2004	Feb. 1, 2003		Feb. 2, 2002		Feb. 3, 2001	Jan. 29, 2000
STATEMENT OF OPERATIONS DATA
Merchandise sales	$1,728,386	$1,697,628		$1,707,190		$1,891,046	$1,887,771
Service revenue	405,884	400,149		403,505		444,233	424,717
Total revenues	2,134,270	2,097,777		2,110,695		2,335,279	2,312,488
Gross profit from merchandise sales	490,239 [1]	514,490	[2]	500,037	[3]	436,033 [4]	520,228
Gross profit from service revenue	96,504 [1]	102,056	[2]	101,053	[3]	78,243 [4]	82,295
Total gross profit	586,743 [1]	616,546	[2]	601,090	[3]	514,276 [4]	602,523
Selling, general and administrative expenses	569,834 [1]	504,163	[2]	497,798	[3]	542,048 [4]	512,434
Operating profit (loss)	16,909 [1]	112,383	[2]	103,292	[3]	(27,772)[4]	90,089
Non-operating income	3,339	3,097		4,623		7,314	2,327
Interest expense	38,255	47,237		53,709		59,718	51,557
(Loss) earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	(18,007)[1]	68,243	[2]	54,206	[3]	(80,176)[4]	40,859
Net (loss) earnings from continuing operations before cumulative effect of change in accounting principle	(11,399)[1]	42,992	[2]	34,693	[3]	(50,929)[4]	26,625
(Loss) earnings from discontinued operations, net of tax	(18,263)	808		642		(165)	2,678
Cumulative effect of change in accounting principle, net of tax	(2,484)	—		—		—	—
Net (loss) earnings	(32,146)[1]	43,800	[2]	35,335	[3]	(51,094)[4]	29,303

BALANCE SHEET DATA
Working capital	$76,227	$130,680		$115,201		$122,741	$185,206
Current ratio	1.10 to 1	1.24 to 1		1.21 to 1		1.22 to 1	1.35 to 1
Merchandise inventories	$553,562	$488,882		$519,473		$547,735	$582,898
Property and equipment-net	986,186	1,030,486		1,058,842		1,134,164	1,273,446
Total assets	1,841,023	1,799,910		1,806,135		1,898,084	2,064,948
Long-term debt (includes all convertible debt)	408,016	525,577		544,418		654,194	784,024
Total stockholders’ equity	615,594	649,992		617,790		594,766	658,284

DATA PER COMMON SHARE
Basic (loss) earnings from continuing operations before cumulative effect of change in accounting principle	$(.22)[1]	$.83	[2]	$.68	[3]	$(1.00)[4]	$.53
Basic (loss) earnings	(.62)[1]	.85	[2]	.69	[3]	(1.00)[4]	.58
Diluted (loss) earnings from continuing operations before cumulative effect of change in accounting principle	(.22)[1]	.80	[2]	.67	[3]	(1.00)[4]	.53
Diluted net (loss) earnings	(.62)[1]	.82	[2]	.68	[3]	(1.00)[4]	.58
Cash dividends	.27	.27		.27		.27	.27
Stockholders’ equity	11.66	12.59		12.01		11.60	12.91
Common share price range:
high	23.99	19.38		18.48		7.69	21.63
low	6.00	8.75		4.40		3.31	7.13

OTHER STATISTICS
Return on average stockholders’ equity	(5.1)%	6.9%		5.8%		(8.2)%	4.0%
Common shares issued and outstanding	52,787,148	51,644,578		51,430,861		51,260,663	50,994,099
Capital expenditures	$43,262	$43,911		$25,375		$57,336	$104,446
Number of retail outlets	595	629		628		628	662
Number of service bays	6,181	6,527		6,507		6,498	6,895

[1]	Includes pretax charges of $89,730 related to corporate restructuring and other one-time events of which $30,058 reduced gross profit from merchandise sales, $3,278 reduced gross profit from service revenue and $56,394 was included in selling, general and administrative expenses.

[2]	Includes pretax charges of $2,529 related to the Profit Enhancement Plan of which $2,014 reduced the gross profit from merchandise sales, $491 reduced gross profit from service revenue and $24 was included in selling, general and administrative expenses.

[3]	Includes pretax charges of $5,197 related to the Profit Enhancement Plan of which $4,169 reduced the gross profit from merchandise sales, $813 reduced gross profit from service revenue and $215 was included in selling, general and administrative expenses.

[4]	Includes pretax charges of $74,945 related to the Profit Enhancement Plan of which $67,085 reduced the gross profit from merchandise sales, $5,232 reduced gross profit from service revenue and $2,628 was included in selling, general and administrative expenses.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Introduction

Pep Boys is a leader in the automotive aftermarket, with 595 stores and more than 6,000 service bays located throughout 36 states and Puerto Rico. All of our stores feature the nationally recognized Pep Boys brand name, established through more than 80 years of providing high-quality automotive merchandise and services, and are company-owned, ensuring chain-wide consistency for our customers. We are the only national chain offering automotive service, accessories, tires and parts under one roof, positioning us to achieve our goal of becoming the category dominant one-stop shop for automotive maintenance and accessories.

Of our 595 stores, 584 are what we call Supercenters, which feature an average of 11 state-of-the-art service bays, with an average of more than 20,000 square feet per Supercenter. Our store size allows us to display and sell a more complete offering of merchandise in a wider array of categories than our competitors, with a focus on the high-growth accessories segment and a comprehensive tire offering. We leverage this investment in inventory through our ability to install what we sell in our service bays and by offering this merchandise to both commercial and retail customers.

We have a new leadership team of experienced retailers in place. This team has come together over the last year and combines new hires and tenured executives with automotive aftermarket, big box retail and proven business building experience.

We have successfully implemented the final phase of our Profit Enhancement Plan (“PEP”) that we launched in late 2000 and are continuing to focus upon improving the performance of our existing stores in order to provide a solid base for growth and expansion in the $131.7 billion car and light truck automotive aftermarket.

We had total revenues of $2.1 billion and operating profit of $16.9 million in fiscal 2003. During 2003, we were able to reduce our total debt and increase our cash and cash equivalents by $102.4 million and $18.2 million, respectively. This was accomplished by continued improvement in our inventory to accounts payable ratio, which resulted in net cash provided by operating activities of $152.1 million, a 10% improvement over the prior year. Since 1950, we have paid a quarterly cash dividend on an uninterrupted basis, and we are currently paying an annual dividend of $0.27 per share.

On March 24, 2004, the Company sold 4,646,464 shares of common stock (par value $1 per share) at a price of $24.75 per share for net proceeds (before expenses) of $109,250,000.

Business Strategy

Our strategy to become the category dominant one-stop shop for automotive maintenance and accessories includes:

•	Building Upon a Successful Restructuring. In July 2003, we initiated the final phase of our comprehensive Profit Enhancement Plan (PEP), which was launched in November 2000. The key elements of PEP included closing under-performing stores, closing and consolidating distribution centers, streamlining our corporate management structure, significantly reducing in-store, service and field management and eliminating certain unprofitable merchandise offerings. Following completion of the final phase of PEP, we estimate that the contribution to earnings resulting from PEP will be approximately $95 million per year ($84 million from the initial phase and $11 million from the final phase) as compared to fiscal 2000.

•	Improving Our Merchandising Capabilities. We will continue to fill our stores with a new and flexible merchandising mix designed to increase customer traffic. We will take advantage of our industry-leading average retail square footage to improve and intensify our merchandise displays. We utilize product-specific advertising to highlight promotional items and pricing, primarily through weekly print advertising.

•	Enhancing Our Stores. We have begun to reinvest in our existing stores to completely redesign their interiors and enhance their exterior appeal. We believe that this layout will provide customers with a clear and concise way of finding what they need and will promote cross-selling.

•	Focusing Our Service Offering and Introducing Name Brand Tires. We continue to build upon the competitive advantage that our service offering provides over our parts-only competitors by sharpening our focus on the most profitable maintenance services and introducing name brand tires. By narrowing our service offering, we believe that we can improve our financial performance, both by eliminating less profitable heavy repair services and by better managing the skills of our staff. In addition, the introduction of name brand tires is expected to attract more customers and to help establish those customer relationships earlier in the post-warranty period of their car’s life.

•	New Store Growth. We expect new store growth to begin in fiscal 2006. This growth will focus primarily upon increasing penetration in our existing markets to further leverage our investments. We are likely to grow our total number of service bays through a combination of acquisitions and building new stores. The format of these new stores is likely to include both Supercenters and a service-only format that will utilize existing Supercenters for most of their inventory needs.

CAPITAL & LIQUIDITY

Capital Resources and Needs

The Company’s cash requirements arise principally from the capital expenditures related to existing stores, offices and warehouses and to purchase inventory. The primary capital expenditures for fiscal 2003 were attributed to capital maintenance of the Company’s existing stores and offices. The Company opened no new stores in 2003 compared with two new stores in fiscal 2002, and one new store in fiscal 2001. In fiscal 2003, with an increase in accounts payable offset in part by capital expenditures and an increase in merchandise inventories, the Company decreased its debt by $102,380,000 and increased its cash and cash equivalents by $18,214,000. In fiscal 2002, with an increase in capital expenditures and decrease in accounts payable offset, in part, by a decrease in merchandise inventories, the Company decreased its debt by $41,574,000 and increased its cash and cash equivalents by $26,789,000. In fiscal 2001, with a decrease in merchandise inventories coupled with decreased levels of capital expenditures and an increase in accounts payable, the Company decreased its debt by $143,913,000 and increased its cash and cash equivalents by $7,986,000. The Company has no plans to open any new stores in fiscal 2004. Management estimates capital expenditures relating to existing stores, warehouses and offices during fiscal 2004 will be approximately $72,500,000. The Company anticipates that its net cash provided by operating activities, its existing line of credit, and a portion of the proceeds of its March 24, 2004 common stock offering will exceed its principal cash requirements in fiscal 2004.

In fiscal 2003, merchandise inventories increased as the Company commenced merchandising initiatives designed to improve the overall product mix of its stores. These new products average a higher carrying cost per product, which caused an increase in merchandise inventories even though the Company decreased the average number of stock-keeping units per store to approximately 23,000 in fiscal 2003, compared to 24,000 in fiscal 2002 and 25,000 in fiscal 2001. In fiscal 2002, merchandise inventories decreased as the Company continued its focus on inventory management. In fiscal 2001, merchandise inventories decreased as the Company maintained its net store count and completed the exit of the two distribution centers closed in fiscal 2000 as part of the Profit Enhancement Plan.

The Company’s working capital was $76,227,000 at January 31, 2004, $130,680,000 at February 1, 2003, and $115,201,000 at February 2, 2002. The Company’s long-term debt, as a percentage of its total capitalization, was 40% at January 31, 2004, 45% at February 1, 2003 and 47% at February 2, 2002. As of January 31, 2004, the Company had an available line of credit totaling $198,754,000.

In the third quarter, the Company reached an agreement, through binding arbitration, to settle the consolidated action entitled “Dubrow et al vs. The Pep Boys—Manny Moe & Jack”. The two consolidated actions, originally filed on March 29, 2000 and July 25, 2000 in the California Superior Court in Orange County, involved former and current store management employees who claimed that they were improperly classified as exempt from the overtime provisions of California law and sought to be compensated for all overtime hours worked. The settlement was paid by the Company in the first quarter of fiscal 2004.

On March 24, 2004, the Company sold 4,646,464 shares of common stock (par value $1 per share) at a price of $24.75 per share for net proceeds (before expenses) of $109,250,000. The Company used the net proceeds from the sale of common stock offered in this offering to repay the outstanding balance under its revolving credit facility, which was used along with cash to repay the $57,000,000 aggregate principal amount of Medium-Term Notes that matured on March 3, 2004 and March 10, 2004, and to prepay the approximately $22,400,000 aggregate principal amount outstanding under the Company’s Senior Secured Credit Facility, with the balance to be applied to store redesigns.

Contractual Obligations

The following chart represents the Company’s total contractual obligations and commercial commitments as of January 31, 2004:

(dollar amounts in thousands)
Obligation	Total	Due in less than 1 year	Due in 1–3 years	Due in 3–5 years	Due after 5 years
Long-term debt (1)	$525,031	$117,015	$257,485	$150,306	$225
Operating leases	475,132	51,266	89,299	76,076	258,491
Capital leases	48	48	—	—	—
Unconditional purchase obligation	15,569	8,112	7,457	—	—
Total cash obligations	$1,015,780	$176,441	$354,241	$226,382	$258,716

(1)	Long-term debt includes current maturities.

(dollar amounts in thousands)
Commercial Commitments	Total	Due in less than 1 year	Due in 1–3 years	Due in 3–5 years	Due after 5 years
Import letters of credit	$1,682	$1,682	$—	$—	$—
Standby letters of credit	39,204	39,204	—	—	—
Surety bonds	7,724	7,724	—	—	—
Total commercial commitments	$48,610	$48,610	$—	$—	$—

Long-term Debt

In November 2003, the Company retired $6,000,000 of aggregate principal notes with an original maturity date of January 1, 2004.

In the fourth quarter of fiscal 2003, the Company reclassified $16,000,000 aggregate principal amount of 6.67% Medium-Term Notes with a stated maturity date of November 5, 2004 and $35,000,000 aggregate principal amount of 6.71% Medium-Term Notes with a stated maturity date of November 3, 2004 to current liabilities on the balance sheet. The Company anticipates being able to repurchase these notes with cash from operations and its existing line of credit.

On August 1, 2003, the Company extended its revolving line of credit, which was set to expire September 22, 2004, to August 1, 2008. Thereafter, it automatically renews for annual periods, unless terminated by either party on 60 days notice prior to the applicable termination date. The line of credit provides up to $226,000,000 of borrowing availability, subject to certain required reserves, and is collateralized by inventory and accounts receivable. Funds may be drawn and repaid anytime prior to August 1, 2008. The loans bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 2.00%, subject to 0.25% incremental increases as excess availability under the line of credit falls below $50,000,000. The line of credit is subject to financial covenants. The weighted average interest rate on borrowings under the revolving credit agreement was 3.4% and 3.8% at January 31, 2004 and February 1, 2003, respectively.

On May 15, 2003, upon maturity, the Company retired $75,000,000 aggregate principal amount of 6.625% notes.

In the first quarter of fiscal 2003, the Company reclassified $32,000,000 aggregate principal amount of 6.75% Medium-Term Notes with a stated maturity date of March 10, 2004 and $25,000,000 aggregate principal amount of 6.65% Medium-Term Notes with a stated maturity date of March 3, 2004 to current liabilities on the consolidated balance sheet. The Company repurchased these notes in March 2004, with cash from operations and its existing line of credit.

In the third quarter of fiscal 2002, the Company retired $42,875,000 aggregate principal amount of the remaining $43,005,000 of the Medium-Term Notes with an original maturity date of September 2007. These notes were redeemed at the option of the holders. The Company repurchased these notes with a portion of the proceeds from the sale of the 4.25% Senior Convertible Notes.

In the second quarter of fiscal 2002, the Company retired $49,915,000 aggregate principal amount of the $50,000,000 Medium-Term Note with an original maturity date of July 2007. These notes were redeemed at the option of the holders. The Company repurchased these notes with a portion of the proceeds from the sale of the 4.25% Senior Convertible Notes.

On May 21, 2002, the Company issued $150,000,000 aggregate principal amount of 4.25% Convertible Senior Notes due June 1, 2007. The notes are unsecured and jointly and severally guaranteed by the Company’s wholly-owned direct and indirect operating subsidiaries, The Pep Boys Manny Moe & Jack of California, Pep Boys—Manny, Moe & Jack of Delaware, Inc. and Pep Boys—Manny, Moe & Jack of Puerto Rico, Inc. The notes may be converted into shares of Pep Boys common stock at any time prior to their maturity unless they have been previously repurchased or redeemed by the Company. The conversion rate is 44.6484 shares per each $1,000 principal amount of notes, equivalent to a conversion price of approximately $22.40 per share. Interest on the notes is payable by the Company on June 1 and December 1 of each year, beginning December 1, 2002. The proceeds from the sale of the notes were used to retire debt.

In fiscal 2001, the Company repurchased the remaining $241,504,000 face value of its Liquid Yield Option Notes (LYONs). The book value of the repurchased LYONs was $161,812,000.

In June 2001, the Company obtained $90,000,000 in a Senior Secured Credit Facility, which was satisfied in full on April 1, 2004.

Other Contractual Obligations

In October 2001, the Company entered into a contractual commitment to purchase media advertising services with equal annual purchase requirements totaling $39,773,000 over four years. As of January 31, 2004, the Company was obligated to purchase an outstanding balance of $15,569,000. The minimum required purchases for each of the remaining two years of this commitment are as follows: 2004—$8,112,000; 2005—$7,457,000.

The Company has letters of credit arrangements with selected vendors to assure collectibility of balances owed to these vendors. The Company was contingently liable for $1,682,000 in outstanding import letters of credit and $39,204,000 in outstanding standby letters of credit as of January 31, 2004.

The Company was also contingently liable for surety bonds in the amount of approximately $7,724,000 as of January 31, 2004. The surety bonds guarantee certain payments (for example utilities, easement repairs, workers’ compensation, customs fees, etc.) for the Company’s stores.

Off-balance Sheet Arrangements

On August 1, 2003, the Company refinanced $132,000,000 in operating leases. These leases, which expire on August 1, 2008, have lease payments with an effective rate of LIBOR plus 2.06%. The Company has evaluated this transaction in accordance with the original guidance of Financial Interpretation Number (FIN) 46 and has determined that it is not required to consolidate the leasing entity. The leases include a residual value guarantee with a maximum value of approximately $105,000,000. The Company expects the fair market value of the leased real estate to substantially reduce or eliminate the Company’s payment under the residual guarantee at the end of the lease term.

In accordance with FIN 45, the Company has recorded a liability for the fair value of the guarantee related to this operating lease. As of January 31, 2004, the current value of this liability was $4,488,000 which is recorded in other long-term liabilities on the consolidated balance sheets.

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

The Company leases certain property and equipment under operating leases which contain renewal and escalation clauses. Total operating lease commitments as of January 31, 2004 were $475,132,000.

Pension Plans

The Company has a defined benefit pension plan covering its full-time employees hired on or before February 1, 1992 and an unfunded Supplemental Executive Retirement Plan (SERP). The pension expense for fiscal 2003, 2002 and 2001, was $11,937,000, $3,243,000 and $1,754,000, respectively. This expense is calculated based upon a number of actuarial assumptions, including an expected return on plan assets of 6.75% and a discount rate of 6.75%. In developing the expected return on asset assumptions, the Company evaluated input from its actuaries, including their review of asset class return expectations. The discount rate utilized by the Company is based on a review of AA bond performance. Due to the effect of the unrecognized actuarial losses and based upon an expected return on plan assets of 6.75%, a discount rate of 6.25% and various other assumptions, the Company estimates the pension expense will approximate $3,587,000 for both plans in fiscal 2004. The Company will continue to evaluate its actuarial assumptions and adjust as necessary. In fiscal 2003, the Company contributed $13,151,000 to the defined benefit pension plan and the SERP. Based upon the current funded status of the defined benefit pension plan and the unfunded SERP, cash contributions are expected to be $1,055,000 in fiscal 2004.

In fiscal 2003, the Company settled an obligation of $12,620,000 related to the SERP obligation for the former Chairman and CEO. Also, the Company curtailed the benefits for 15 covered individuals as of January 31, 2004, and transferred a portion of their accrued benefits to a new defined contribution plan. These obligations resulted in an expense under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” of approximately $5,231,000 and $2,191,000, respectively, in fiscal 2003.

RESULTS OF OPERATIONS

Restructuring

Building upon the Profit Enhancement Plan launched in October 2000, the Company, during fiscal 2003, conducted a comprehensive review of its operations including individual store performance, the entire management infrastructure and its merchandise and service offerings. On July 31, 2003, the Company announced several initiatives aimed at realigning its business and continuing to improve upon the Company’s profitability. The Company expects these actions, including the disposal and sublease of the Company’s real properties, to be substantially completed by the end of the second quarter 2004 and estimates the costs, including future costs that were not accrued, to be approximately $71,000,000. The Company is accounting for these initiatives in accordance with the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. These initiatives included:

Closure of 33 under-performing stores on July 31, 2003

The charges related to these closures included a $33,887,000 write-down of fixed assets, $1,122,000 in long-term lease and other related obligations, net of subleases, and $980,000 in workforce reduction costs. These charges are included in discontinued operations of the consolidated statement of operations. The write-down of fixed assets includes the adjustment to the market value of those owned stores that are now classified as assets held for disposal in accordance with SFAS 144 and the write-down of leasehold improvements. The assets held for disposal have been valued at the lower of their carrying amount or their estimated fair value, net of disposal costs. The long-term lease and other related obligations represent the fair value of such obligations less the estimated net sublease income. The workforce reduction costs represent the involuntary termination benefits payable to approximately 900 store employees, all of who were notified on or prior to July 31, 2003. Severance for these employees was accrued in accordance with SFAS 146. Approximately 61% of these employees were terminated as of November 1, 2003. The remaining employees accepted other positions within the Company subsequent to the July 31, 2003 notification date. The accrued severance of $557,000 related to employees that accepted other positions was reversed in the third quarter of fiscal 2003. An additional $187,000 in accrued severance was reversed in the fourth quarter of fiscal 2003 due to a change in the estimate of severance payable. These reversals were recorded in discontinued operations on the consolidated statement of operations.

Discontinuation of certain merchandise offerings

In the second quarter, the Company recorded a $24,580,000 write-down of inventory as a result of a decision to discontinue certain merchandising offerings. This write-down was recorded in cost of merchandise sales on the consolidated statement of operations.

Corporate realignment

The charges related to this realignment included $3,070,000 in workforce reduction costs, $2,543,000 of expenses incurred in the development of the restructuring plan, a $536,000 write-down of certain assets and $467,000 in costs related to two warehouse lease terminations. The workforce reduction costs represent the involuntary termination benefits payable to 150 Store Support Center employees and field managers. All of these employees were terminated as of November 1, 2003. The realignment charges were recorded in selling, general and administrative expenses and cost of merchandise sales on the consolidated statement of operations.

Reserve summary

The following chart details the reserve balances through January 31, 2004. The reserve includes remaining rent on leases net of sublease income, other contractual obligations associated with leased properties and employee severance.

(Dollar amounts in thousands)	Severance	Lease Expenses	Contractual Obligations	Total
Reserve balance at Feb. 1, 2003	$—	$—	$—	$—
Original reserve	4,050	2,332	887	7,269
Provision for present value of liabilities	—	92	25	117
Changes in assumptions about future sublease income, lease termination, contractual obligations and severance	(744)	2,098	(44)	1,310
Cash payments	(2,933)	(2,154)	(405)	(5,492)
Reserve balance at Jan. 31, 2004	$373	$2,368	$463	$3,204

Discontinued Operations

In accordance with SFAS No.144, the Company’s discontinued operations reflect the operating results for the 33 stores closed on July 31, 2003 as part of the Company’s corporate restructuring. The results for the fifty-two weeks ended January 31, 2004, February 1, 2003 and February 2, 2002 have been reclassified to show the results of operations for the 33 closed stores as discontinued operations. Below is a summary of these results:

(Dollar amounts in thousands)
Fifty-two weeks ended	January 31, 2004	February 1, 2003	February 2, 2002
Total Revenues	$37,722	$74,711	$73,865
Total Gross (Loss) Profit	(18,851)	17,565	17,151
Selling, General, and Administrative Expenses	9,981	16,283	16,148
(Loss) Earnings from Discontinued Operations Before Income Taxes	(28,832)	1,282	1,003
(Loss) Earnings from Discontinued Operations, Net of Tax	$(18,263)	$808	$642

Additionally, the Company has made certain reclassifications to its consolidated balance sheets to reflect the assets held for disposal and assets from discontinued operations associated with the 33 stores closed on July 31, 2003. As of January 31, 2004 and February 1, 2003, these reclassifications were as follows:

(Dollar amounts in thousands)	January 31, 2004	February 1, 2003
Land	$(8,954)	$(15,008)
Building and improvements	(7,975)	(45,872)
Furniture, fixtures and equipment	—	(23,785)
	(16,929)	(84,665)

Less accumulated depreciation and amortization	—	(27,114)
Property and Equipment—Net	$(16,929)	$(57,551)
Assets held for disposal	$16,929	$—
Assets from discontinued operations	$—	$57,551

During fiscal 2003, the Company sold assets held for disposal for proceeds of $12,068,000 resulting in a gain of $7,097,000 which was recorded in discontinued operations on the consolidated statement of operations.

Impairment Charges

During the second quarter 2003, the Company, as a result of its ongoing review of the performance of its stores, identified certain stores whose cash flow trend indicated that their carrying value may not be fully recoverable. An impairment charge of $2,121,000 was recorded for these stores in costs of merchandise sales on the consolidated statement of operations. The charge reflects the difference between these stores’ carrying value and fair value. Fair value was based on sales of similar assets or other estimates of fair value developed by Company management. Management’s judgment is necessary to estimate fair value. Accordingly, actual results could vary from such estimates.

In November 2001, the Company began developing a fully integrated point-of-sale information system for all of its stores. Due to concerns about the ability of the base software’s architecture to support a chain-wide roll-out, the Company decided to identify an alternative base software as the basis for our customized system. Consequently, the Company took a $13,164,000 impairment charge against a portion of the system’s assets in the fourth quarter of fiscal 2003. This charge was recorded in selling, general and administrative expenses on the consolidated statement of operations.

Analysis of Statement of Operations

The following table presents, for the periods indicated, certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues					Percentage Change
Year ended	Jan. 31, 2004 (fiscal 2003)	Feb. 1, 2003 (Fiscal 2002)		Feb. 2, 2002 (Fiscal 2001)		Fiscal 2003 vs. Fiscal 2002	Fiscal 2002 vs. Fiscal 2001
Merchandise Sales	81.0%		80.9%		80.9%	1.8%	(0.6)%
Service Revenue[1]	19.0	19.1		19.1		1.4	(0.8)
Total Revenues	100.0	100.0		100.0		1.7	(0.6)

Costs of Merchandise Sales[2]	71.6 [3]	69.7	[3]	70.7	[3]	4.7	(2.0)
Costs of Service Revenue[2]	76.2 [3]	74.5	[3]	75.0	[3]	3.8	(1.4)
Total Costs of Revenues	72.5	70.6		71.5		4.5	(1.9)

Gross Profit from Merchandise Sales	28.4 [3]	30.3	[3]	29.3	[3]	(4.7)	2.9
Gross Profit from Service Revenue	23.8 [3]	25.5	[3]	25.0	[3]	(5.4)	1.0
Total Gross Profit	27.5	29.4		28.5		(4.8)	2.6

Selling, General and Administrative Expenses	26.7	24.0		23.6		13.0	1.3
Operating Profit	0.8	5.4		4.9		(85.0)	(8.8)
Non-operating Income	0.2	0.1		0.2		7.8	(33.0)
Interest Expense	1.8	2.2		2.5		(19.0)	(12.1)
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(0.8)	3.3		2.6		(126.4)	25.9

Income Tax (Benefit) Expense	36.7 [4]	37.0	[4]	36.0	[4]	(126.2)	29.4
(Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(0.5)	2.0		1.6		(126.5)	23.9

(Loss) Earnings from Discontinued Operations, Net of Tax	(0.9)	0.1		0.1		(2,360.3)	25.9

Cumulative Effect of Change in Accounting Principle, Net of Tax	(0.1)	—		—		—	—
Net (Loss) Earnings	(1.5)	2.1		1.7		(173.4)	24.0

[1]	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.

[2]	Costs of merchandise sales include the cost of products sold, buying, warehousing and store occupancy costs. Costs of service revenue include service center payroll and related employee benefits and service center occupancy costs. Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses.

[3]	As a percentage of related sales or revenue, as applicable.

[4]	As a percentage of (loss) earnings before income taxes.

Fiscal 2003 vs. Fiscal 2002

Total revenues for fiscal 2003 increased 1.7%. This increase was due primarily to an increase in comparable store revenues (revenues generated by stores in operation during the same period) of 1.6%. Comparable store service revenue increased 1.3% while comparable store merchandise sales increased 1.7%.

Gross profit from merchandise sales decreased, as a percentage of merchandise sales, to 28.4% in fiscal 2003 from 30.3% in fiscal 2002. This decrease, as a percentage of merchandise sales, was due primarily to a $24,580,000 inventory write-down associated with the corporate restructuring, increased store occupancy costs, increased warehousing costs and an impairment charge of $2,121,000. The increase in store occupancy was due to higher rent and utilities expenses. The increase in warehousing costs was due to higher rent and delivery expenses.

Gross profit from service revenue decreased, as a percentage of service revenue, to 23.8% in fiscal 2003 from 25.5% in fiscal 2002. This decrease, as a percentage of service revenue, was due primarily to an increase in workers’ compensation expense.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 26.7% in fiscal 2003 from 24.0% in fiscal 2002. This was a $65,671,000 or 13.0% increase over the prior year. This increase, as a percentage of total revenues, was due primarily to an increase in general office costs, net media expense and employee benefits, as a percentage of total revenues. The increase in general office costs was due primarily to an increase in the Company’s legal reserves of approximately $26,692,000, a $13,164,000 impairment charge for a portion of the point-of-sale information system project, and $5,613,000 of costs associated with the corporate restructuring. The increase in net media expense is due primarily to increased radio and circular advertising expense and a decrease in cooperative advertising. The increase in employee benefits was due primarily to the settlement of retirement plan obligations and increased health benefits expense.

Interest expense decreased 19.0% or $8,982,000 due primarily to lower debt levels coupled with lower average interest rates.

Earnings from discontinued operations decreased $19,071,000, net of tax, due primarily to the charges associated with the corporate restructuring.

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

Fiscal 2002 vs. Fiscal 2001

Total revenues for fiscal 2002 decreased 0.6%. This decrease was due primarily to a decrease in comparable store revenues (revenues generated by stores in operation during the same period) of 0.6%, offset slightly by an increase in the number of stores in operation in fiscal 2002 versus fiscal 2001. Comparable store service revenue decreased 0.9%, while comparable store merchandise sales decreased 0.6%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 30.3% in fiscal 2002 from 29.3% in fiscal 2001. This increase was due primarily to higher merchandise margins, as a percentage of merchandise sales, offset, in part, by a charge related to the Profit Enhancement Plan of $2,014,000 in fiscal 2002 versus $4,169,000 in fiscal 2001. The improved merchandise margins were a result of a combination of an improvement in the mix of sales, selectively higher retail pricing, lower product acquisition costs and improved inventory controls.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 24.0% in fiscal 2002 from 23.6% in fiscal 2001. This increase, as a percentage of total revenues, was due primarily to obligations associated with the non-renewal of the former Chairman and CEO’s employment agreement and related search fees, coupled with $4,905,000, or 72%, higher net media expense. The increase in selling, general and administrative expenses, as a percentage of total revenues, was offset, in part, by a decrease in store operating expenses. The increase in net media expense was due to increases in radio and circular advertising expenses, offset, in part, by a decrease in television advertising expense and an increase in cooperative advertising. The decrease in store expenses, as a percentage of total revenues, was due primarily to decreases in store payroll, as a percentage of total revenues.

Interest expense decreased $6,472,000, or 12.1%, due primarily to lower debt levels coupled with lower average interest rates on the Company’s borrowings.

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

Effects of Inflation

The Company uses the LIFO method of inventory valuation. Thus, the cost of merchandise sold approximates current cost. Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on revenues or results of operations during all fiscal years presented.

Industry Comparison

The Company operates in the U.S. automotive aftermarket, which as described in the industry overview section is split into two areas: the Do-It-For-Me (“DIFM”) (service labor, installed merchandise and tires) market and the Do-It-Yourself (“DIY”) (retail merchandise) market. Generally, the specialized automotive retailers focus on either the “DIY” or “DIFM” areas of the business. The Company believes that its operation in both the “DIY” and “DIFM” areas of the business positively differentiates it from most of its competitors. Although the Company manages its store performance at a store level in aggregation, management believes that the following presentation shows the comparison against competitors within the two areas. The Company competes in the “DIY” area of the business through its retail sales floor and commercial sales business (Retail Business). The Company considers its Service Business (labor and installed merchandise and tires) to compete in the DIFM area of the industry. The following table presents the revenues and gross profit for each area of the business.

(Dollar amounts in thousands)
Year-ended	January 31, 2004	February 1, 2003	February 2, 2002
Retail Revenues	$1,195,757	$1,163,808	$1,092,192
Service Business Revenues	938,513	933,969	1,018,503
Total Revenues	$2,134,270	$2,097,777	$2,110,695
Gross Profit from Retail Revenues[1]	$310,688	$327,852	$304,696
Gross Profit from Service Business Revenues[1]	276,055	288,694	296,394
Total Gross Profit	$586,743	$616,546	$601,090

[1]	Gross Profit from Retail Revenues includes the cost of products sold, buying, warehousing and store occupancy costs. Gross Profit from Service Business Revenues includes the cost of installed products sold, buying, warehousing, service center payroll and related employee benefits and service center occupancy costs. Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, risk participation agreements and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that the following represent its more critical estimates and assumptions used in the preparation of the consolidated financial statements, although not inclusive:

•	The Company evaluates whether inventory is stated at the lower of cost or market based on historical experience with the carrying value and life of inventory. The assumptions used in this evaluation are based on current market conditions and the Company believes inventory is stated at the lower of cost or market in the consolidated financial statements. In addition, historically the Company has been able to return excess items to vendors for credit. Future changes by vendors in their policies or willingness to accept returns of excess inventory could require a revision in the estimates.

•	The Company has risk participation arrangements with respect to casualty and health care insurance. The amounts included in the Company’s costs related to these arrangements are estimated and can vary based on changes in assumptions, claims experience or the providers included in the associated insurance programs.

•	The Company records reserves for future product returns and warranty claims. The reserves are based on current sales of products and historical claim experience. If claims experience differs from historical levels, revisions in the Company’s estimates may be required.

•	The Company has significant pension costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates and merit and promotion increases. The Company is required to consider current market conditions, including changes in interest rates in selecting these assumptions. Changes in the related pension costs or liabilities may occur in the future due to changes in the assumptions.

•	The Company periodically evaluates its long-lived assets for indicators of impairment. Management’s judgments are based on market and operational conditions at the time of evaluation. Future events could cause management’s conclusion on impairment to change, requiring an adjustment of these assets to their then current fair market value.

•	The Company provides estimates of fair value for real estate assets and lease liabilities related to store closures when appropriate to do so based on accounting principles generally accepted in the United States. Future circumstances may result in the Company’s actual future costs or the amounts recognized upon the sale of the property to differ substantially from original estimates.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 (revised 2003) revises employers’ disclosures about pension plans and postretirement benefit plans. SFAS No. 132 (revised 2003) does not change the measurement and recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 132 (revised 2003) retains the original disclosure requirements contained in SFAS No. 132 and requires additional expanded annual and interim disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement benefit plans. Except for certain provisions, the adoption of this Statement is required for financial statements with fiscal years ending after December 15, 2003. The Company has adopted the provisions of SFAS No. 132 (revised 2003) in the fourth quarter of fiscal 2003 with no material effect on its consolidated financial statements. The revised disclosure requirements are reflected in Note 10 of the consolidated financial statements included in Item 8 herein.

In December 2003, the FASB revised FIN 46, “Consolidation of Variable Interest Entities.” FIN 46, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of any expected losses from the variable interest entity’s activities, is entitled to receive any expected residual returns of the variable interest entity, or both. The guidance contained in FIN 46R is effective no later than the end of the first reporting period that ends after March 15, 2004. If an entity has applied the original guidance in this Interpretation prior to the effective date of FIN 46R, the entity, shall continue to apply FIN 46 until the effective date or apply this Interpretation at an earlier date. On August 1, 2003 the Company refinanced its real estate operating lease facility, which qualified as a variable interest entity into a new entity. The Company evaluated this leasing transaction in accordance with the original guidance of FIN 46 and determined it does not have to consolidate this leasing entity. The Company has adopted the revised guidance of FIN 46R for variable interest entities created prior to December 31, 2003 in the fourth quarter of 2003 with no material effect on its consolidated financial statements.

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers”. This consensus addresses the application of EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. EITF 02-16 addresses accounting issues pertaining to cash consideration received by a reseller from a vendor entered into after December 31, 2002. The provisions of EITF No. 03-10 would be applied to new arrangements, including modifications to existing arrangements, entered into or redeemed in fiscal periods beginning after November 25, 2003. The Company has adopted the provisions of EITF 03-10 in the fourth quarter of fiscal 2003 with no material effect on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 affects how an entity measures and reports financial instruments that have characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and for all other instruments for interim periods beginning after June 15, 2003. The FASB continues to address certain implementation issues associated with the application of SFAS No. 150, including those related to mandatory redeemable financial instruments representing non-controlling interests in subsidiaries’ consolidated financial statements. The Company will continue to monitor the actions of the FASB and assess the impact, if any, on its consolidated financial statements. The Company has adopted the effective provisions of SFAS No. 150 in the third quarter of fiscal 2003 with no material effect on its consolidated financial statements.

In May 2003, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” This consensus addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The guidance in this EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has elected early adoption for the provisions of this consensus prospectively in the fourth quarter of fiscal 2003 with no material effect on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions made by the FASB’s Derivatives Implementation Group following the issuance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is effective for hedging relationships designated after June 30, 2003. The Company adopted this statement in the second quarter of fiscal 2003 with no material effect on its consolidated financial statements.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” As a result of rescinding FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30, “Reporting the Results of Operations.” This statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company has adopted the provisions of SFAS No. 145 in the first quarter of fiscal 2003. Accordingly, reclassifications of gains and losses from extinguishment of debt have been made for fiscal 2002 and 2001 to maintain comparability for the reported periods.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company has adopted the provisions of SFAS No. 143 in the first quarter of fiscal 2003 and has recognized an initial asset of $2,844,000, accumulated depreciation of $2,247,000, a liability of $4,540,000 and a cumulative effect of a change in accounting principle before taxes of $3,943,000 ($2,484,000 net of tax) on its consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement and senior secured credit facility, changes in the lenders’ LIBOR could affect the rates at which the Company could borrow funds thereunder. At January 31, 2004, the Company had outstanding borrowings of $22,469,000 against these credit facilities. Additionally, the Company has $132,000,000 of real estate operating leases which vary based on changes in LIBOR. The Company has entered into an interest rate swap, which was designated as a cash flow hedge to convert the variable LIBOR portion of these lease payments to a fixed rate of 2.90% (see interest rate swap discussion below). The table below summarizes the fair value and contract terms of fixed rate debt instruments held by the Company at January 31, 2004:

(dollar amounts in thousands)	Amount	Average Interest Rate
Fair value at January 31, 2004	$534,459

Expected maturities:
2004	108,000	6.7%
2005	100,000	7.0
2006	143,000	6.9
2007	150,215	4.3
2008	—	—

At February 1, 2003, the Company had outstanding $582,215,000 of fixed rate notes with an aggregate fair market value of $550,491,000.

On June 3, 2003, the Company entered into an interest rate swap for a notional amount of $130,000,000. The Company has designated the swap as a cash flow hedge of the Company’s real estate operating lease payments. The interest rate swap converts the variable LIBOR portion of these lease payments to a fixed rate of 2.90% and terminates on July 1, 2008. If the critical terms of the interest rate swap or the hedge item do not change, the interest rate swap will be considered to be highly effective with all changes in fair value included in other comprehensive income. As of January 31, 2004, the fair value of the interest rate swap was $2,195,000 ($1,389,000, net of tax) and this change in value was included in accumulated other comprehensive loss on the consolidated balance sheets.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The material in Item 7 of this filing titled “Quantitative and Qualitative Disclosures about Market Risk” are hereby incorporated herein by reference.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
The Pep Boys—Manny, Moe & Jack

We have audited the accompanying consolidated balance sheets of The Pep Boys—Manny, Moe & Jack and subsidiaries (the “Company”) as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pep Boys—Manny, Moe & Jack and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 9, 2004

CONSOLIDATED BALANCE SHEETS (dollar amounts in thousands, except per share amounts)	The Pep Boys—Manny, Moe & Jack and Subsidiaries

	January 31, 2004	February 1, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$60,984	$42,770
Accounts receivable, less allowance for uncollectible accounts of $739 and $422	30,562	17,916
Merchandise inventories	553,562	488,882
Prepaid expenses	39,480	43,746
Deferred income taxes	20,826	13,723
Other	81,096	56,687
Assets held for disposal	16,929	1,146
Total Current Assets	803,439	664,870
Property and Equipment—at cost:
Land	263,907	264,101
Buildings and improvements	899,114	890,898
Furniture, fixtures and equipment	586,607	580,746
Construction in progress	12,800	19,450
	1,762,428	1,755,195
Less accumulated depreciation and amortization	776,242	724,709
Total Property and Equipment—Net	986,186	1,030,486
Other	51,398	47,003
Assets from discontinued operations	—	57,551
Total Assets	$1,841,023	$1,799,910
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$342,584	$200,053
Accrued expenses	267,565	232,255
Current maturities of long-term debt and obligations under capital lease	117,063	101,882
Total Current Liabilities	727,212	534,190
Long-term debt and obligations under capital leases, less current maturities	258,016	375,577
Convertible long-term debt	150,000	150,000
Other long-term liabilities	28,802	25,156
Deferred income taxes	57,492	60,663
Deferred gain on sale leaseback	3,907	4,332
Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $1 per share: Authorized 500,000,000 shares; Issued 63,910,577	63,911	63,911
Additional paid-in capital	177,317	177,244
Retained earnings	577,793	630,847
Accumulated other comprehensive loss	(15)	(151)
	819,006	871,851
Less cost of shares in treasury—8,928,159 and 10,070,729 shares	144,148	162,595
Less cost of shares in benefits trust—2,195,270 shares	59,264	59,264
Total Stockholders’ Equity	615,594	649,992
Total Liabilities and Stockholders’ Equity	$1,841,023	$1,799,910

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (dollar amounts in thousands, except per share amounts)	The Pep Boys—Manny, Moe & Jack and Subsidiaries

Year ended	January 31, 2004	February 1, 2003	February 2, 2002
Merchandise Sales	$1,728,386	$1,697,628	$1,707,190
Service Revenue	405,884	400,149	403,505
Total Revenues	2,134,270	2,097,777	2,110,695
Costs of Merchandise Sales	1,238,147	1,183,138	1,207,153
Costs of Service Revenue	309,380	298,093	302,452
Total Costs of Revenues	1,547,527	1,481,231	1,509,605
Gross Profit from Merchandise Sales	490,239	514,490	500,037
Gross Profit from Service Revenue	96,504	102,056	101,053
Total Gross Profit	586,743	616,546	601,090
Selling, General and Administrative Expenses	569,834	504,163	497,798
Operating Profit	16,909	112,383	103,292
Non-operating Income	3,339	3,097	4,623
Interest Expense	38,255	47,237	53,709
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(18,007)	68,243	54,206
Income Tax (Benefit) Expense	(6,608)	25,251	19,513
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(11,399)	42,992	34,693
(Loss) Earnings from Discontinued Operations, Net of Tax of $(10,569), $475 and $361	(18,263)	808	642
Cumulative Effect of Change in Accounting Principle, Net of Tax	(2,484)	—	—
Net (Loss) Earnings	$(32,146)	$43,800	$35,335
Basic (Loss) Earnings per Share:
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$(0.22)	$.83	$.68
(Loss) Earnings from Discontinued Operations, Net of Tax	(0.35)	.02	.01
Cumulative Effect of Change in Accounting Principle, Net of Tax	(0.05)	—	—
Basic (Loss) Earnings per Share	$(0.62)	$.85	$.69
Diluted (Loss) Earnings per Share:
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$(0.22)	$.80	$.67
(Loss) Earnings from Discontinued Operations, Net of Tax	(0.35)	.02	.01
Cumulative Effect of Change in Accounting Principle, Net of Tax	(0.05)	—	—
Diluted (Loss) Earnings per Share	$(0.62)	$.82	$.68

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollar amounts in thousands, except per share amounts)	The Pep Boys—Manny, Moe & Jack and Subsidiaries

							Accumulated
	Common Stock		Additional		Treasury Stock		Other		Total
			Paid-in	Retained			Comprehensive	Benefits	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Trust	Equity
Balance, February 3, 2001	63,910,577	$63,911	$177,244	$581,668	(10,454,644)	$(168,793)	$—	$(59,264)	$594,766

Comprehensive income –
Net earnings				35,335
Total comprehensive income									35,335

Cash dividends ($.27 per share)				(13,864)					(13,864)
Effect of stock options and related tax benefits				(94)	17,000	275			181
Dividend reinvestment plan				(1,101)	153,198	2,473			1,372
Balance, February 2, 2002	63,910,577	63,911	177,244	601,944	(10,284,446)	(166,045)	—	(59,264)	617,790

Comprehensive income –
Net earnings				43,800
Minimum pension liability adjustment, net of tax							(151)
Total Comprehensive Income									43,649

Cash dividends ($.27 per share)				(13,911)					(13,911)
Effect of stock options and related tax benefits			(21)	(632)	111,000	1,792			1,139
Dividend reinvestment plan			21	(354)	102,717	1,658			1,325
Balance, February 1, 2003	63,910,577	63,911	177,244	630,847	(10,070,729)	(162,595)	(151)	(59,264)	649,992

Comprehensive loss:
Net loss				(32,146)
Minimum pension liability adjustment, net of tax							(1,253)
Fair market value adjustment on derivatives, net of tax							1,389
Total Comprehensive Loss									(32,010)

Cash dividends ($.27 per share)				(14,089)					(14,089)
Effect of stock options and related tax benefits			(39)	(6,499)	1,054,250	17,021			10,483
Dividend reinvestment plan			112	(320)	88,320	1,426			1,218
Balance, January 31, 2004	63,910,577	$63,911	$177,317	$577,793	(8,928,159)	$(144,148)	$(15)	$(59,264)	$615,594

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollar amounts in thousands, except per share amounts)	The Pep Boys—Manny, Moe & Jack and Subsidiaries

Year ended	January 31, 2004	February 1, 2003	February 2, 2002
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(32,146)	$43,800	$35,335
Net (Loss) Earnings from discontinued operations	(18,263)	808	642
Net (Loss) Earnings from continuing operations	(13,883)	42,992	34,693
Adjustments to Reconcile Net (Loss) Earnings From Continuing Operations to Net Cash Provided by Continuing Operations:
Depreciation and amortization	69,611	75,933	80,990
Cumulative effect of change in accounting principle, net of tax	2,484	—	—
Accretion of asset disposal obligation	163	—	—
Deferred income taxes	(355)	(1,176)	7,424
Deferred gain on sale leaseback	(425)	(112)	(26)
Accretion of bond discount	—	—	3,256
Loss on assets held for disposal	—	826	2,349
Loss on asset impairments	15,285	—	—
Loss (gain) from sale of assets	162	(1,909)	(1,096)
Gain from extinguishment of debt	—	—	(755)
Changes in operating assets and liabilities:
Increase in accounts receivable, prepaid expenses and other	(32,050)	(13,031)	(17,206)
(Increase) decrease in merchandise inventories	(64,680)	30,591	28,262
Increase (decrease) in accounts payable	142,531	(16,032)	11,330
Increase in accrued expenses	27,180	14,145	11,734
Increase in other long-term liabilities	3,646	1,276	2,226
Net Cash Provided by Continuing Operations	149,669	133,503	163,181
Net Cash Provided by Discontinued Operations	2,401	4,897	4,712
Net Cash Provided by Operating Activities	152,070	138,400	167,893
Cash Flows from Investing Activities:
Capital expenditures from continuing operations	(43,262)	(41,889)	(23,361)
Capital expenditures from discontinued operations	—	(2,022)	(2,014)
Proceeds from sales of assets	3,316	2,636	22,489
Proceeds from sales of assets held for disposal	13,214	8,422	4,271
Net Cash (Used in) Provided by Investing Activities	(26,732)	(32,853)	1,385
Cash Flows from Financing Activities:
Net payments under line of credit agreements	(497)	(70,295)	(56,876)
Repayment of life insurance policy loan	—	(20,686)	—
Payments for finance issuance costs	(2,356)	—	—
Payments on capital lease obligations	(700)	(642)	—
Reduction of long-term debt	(101,183)	(121,938)	(18,571)
Reduction of convertible debt	—	—	(161,056)
Net proceeds from issuance of notes	—	146,250	87,522
Dividends paid	(14,089)	(13,911)	(13,864)
Proceeds from exercise of stock options	10,483	1,139	181
Proceeds from dividend reinvestment plan	1,218	1,325	1,372
Net Cash Used in Financing Activities	(107,124)	(78,758)	(161,292)
Net Increase in Cash	18,214	26,789	7,986
Cash and Cash Equivalents at Beginning of Year	42,770	15,981	7,995
Cash and Cash Equivalents at End of Year	$60,984	$42,770	$15,981
Supplemental Disclosure of Cash Flow Information:
Cash Paid during the year for:
Income taxes	$6,553	$22,856	$6,570
Interest, net of amounts capitalized	35,048	44,840	47,081

Non-cash financing activities:
Equipment capital leases	—	1,301	88

See notes to the consolidated financial statements

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS  The Pep Boys-Manny, Moe & Jack and subsidiaries (the “Company”) is engaged principally in the retail sale of automotive parts and accessories, automotive maintenance and service and the installation of parts through a chain of stores. The Company currently operates stores in 36 states and Puerto Rico.

FISCAL YEAR END  The Company’s fiscal year ends on the Saturday nearest to January 31. Fiscal years 2003, 2002 and 2001 were comprised of 52 weeks.

PRINCIPLES OF CONSOLIDATION  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES  The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MERCHANDISE INVENTORIES  Merchandise inventories are valued at the lower of cost (last-in, first-out) or market. If the first-in, first-out method of valuing inventories had been used by the Company, the inventory valuation difference would have been immaterial on both January 31, 2004 and February 1, 2003.

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

SOFTWARE CAPITALIZATION  The Company, in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, capitalizes certain direct development costs associated with internal-use software, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects. These costs are amortized over a period not to exceed five years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

CAPITALIZED INTEREST  Interest on borrowed funds is capitalized in connection with the construction of certain long-term assets. Capitalized interest has been immaterial in all periods presented.

REVENUE RECOGNITION  The Company recognizes revenue from the sale of merchandise at the time the merchandise is sold. Service revenues are recognized upon completion of the service. The Company records revenue net of an allowance for estimated future returns. Return activity is immaterial to revenue and results of operations in all periods presented.

VENDOR SUPPORT FUNDS  The Company receives various incentives in the form of discounts and allowances from its vendors based on the volume of purchases or for services that the Company provides to the vendors. These incentives received from vendors include rebates, allowances and promotional funds. Typically, these funds are dependent on purchase volumes and advertising activities. The amounts received are subject to changes in market conditions, vendor marketing strategies and changes in the profitability or sell-through of the related merchandise for the Company.

The Company accounts for vendor support funds in accordance with Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” Rebates and other miscellaneous incentives are earned based on purchases or product sales. These incentives are treated as a reduction of inventories and are recognized as a reduction to cost of sales as the inventories are sold.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Certain vendor allowances are used exclusively for promotions and to partially or fully offset certain other direct expenses. These allowances are netted against the appropriate expense it offsets.

WARRANTY RESERVE  The Company provides warranties for both its merchandise sales and service labor. Warranties for merchandise are generally covered by its vendors, with the Company covering any costs above the vendor’s stipulated allowance. Service labor warranties are covered in full by the Company on a limited lifetime basis. The Company establishes its warranty reserves based on historical data of warranty transactions.

Components of the reserve for warranty costs for fiscal years ending January 31, 2004 and February 1, 2003 are as follows:

Beginning balance at February 2, 2002	$2,277
Additions related to current year sales	8,813
Warranty costs incurred in current year	(10,179)
Adjustments to accruals related to prior year sales	—
Ending Balance at February 1, 2003	911
Additions related to current year sales	6,677
Warranty costs incurred in current year	(6,974)
Adjustments to accruals related to prior year sales	—
Ending Balance at January 31, 2004	$614

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

PENSION EXPENSE  The Company reports all information on its pension and savings plan benefits in accordance with Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits (Revised 2003).”

INCOME TAXES  The Company uses the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred income taxes are determined based upon enacted tax laws and rates applied to the differences between the financial statement and tax bases of assets and liabilities.

ADVERTISING  The Company expenses the production costs of advertising the first time the advertising takes place. The Company nets certain cooperative advertising reimbursements against specific, incremental, identifiable costs incurred in connection with selling the vendor’s product. Any excess reimbursement is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as the inventories are sold. Net advertising expense for fiscal years 2003, 2002 and 2001 was $19,714, $11,733 and $6,828, respectively. No advertising costs were recorded as assets as of January 31, 2004 or February 1, 2003.

STORE OPENING COSTS  The costs of opening new stores are expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS  The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard prescribes the method for asset impairment evaluation for long-lived assets and certain identifiable intangibles that are both held and used or to be disposed of. The Company evaluates the ability to recover long-lived assets whenever

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

events or circumstances indicate that the carrying value of the asset may not be recoverable. In the event assets are impaired, losses are recognized to the extent the carrying value exceeds the fair value. In addition, the Company reports assets to be disposed of at the lower of the carrying amount or the fair market value less selling costs.

During the second quarter 2003, the Company, as a result of its ongoing review of the performance of its stores, identified certain stores whose cash flow trend indicated that their carrying value may not be fully recoverable. An impairment charge of $2,121 was recorded for these stores in costs of merchandise sales on the consolidated statement of operations. The charge reflects the difference between these stores’ carrying value and fair value. Fair value was based on sales of similar assets or other estimates of fair value developed by Company management. Management’s judgment is necessary to estimate fair value. Accordingly, actual results could vary from such estimates.

In November 2001, the Company began developing a fully integrated point-of-sale information system for all of its stores. Due to concerns about the ability of the base software’s architecture to support a chain-wide roll-out, the Company decided to identify an alternative base software as the basis for our customized system. Consequently, the Company took a $13,164 impairment charge against a portion of the system’s assets in fiscal 2003. This charge was recorded in selling, general and administrative expenses on the consolidated statement of operations.

EARNINGS PER SHARE  Earnings per share for all periods have been computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the year plus the assumed conversion of dilutive convertible debt and incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options.

ACCOUNTING FOR STOCK-BASED COMPENSATION  At January 31, 2004, the Company has three stock-based employee compensation plans, which are described in full in Note 12, “Stock Option Plans.” The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net (loss) earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	January 31, 2004	February 1, 2003	February 2, 2002
Net (loss) earnings:
As reported	$(32,146)	$43,800	$35,335
Less: Total stock-based compensation expense determined under fair value-based method, net of tax	(2,839)	(3,510)	(3,892)
Pro forma	$(34,985)	$40,290	$31,443

Net (loss) earnings per share:
Basic:
As reported	$(.62)	$.85	$.69
Pro forma	$(.67)	$.78	$.62
Diluted:
As reported	$(.62)	$.82	$.68
Pro forma	$(.67)	$.75	$.61

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair value of each option granted during fiscal years 2003, 2002 and 2001 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year ended	January 31, 2004	February 1, 2003	February 2, 2002
Dividend yield	1.57%	1.44%	1.29%
Expected volatility	41%	41%	39%

Risk-free interest rate range:
High	4.6%	5.4%	5.5%
Low	1.5%	2.3%	2.8%

Ranges of expected lives in years	4-8	4-8	4-8

COMPREHENSIVE (LOSS) INCOME  Comprehensive (loss) income is reported in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Other comprehensive (loss) income includes minimum pension liability and fair market value of cash flow hedge.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES  The Company reports derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

SEGMENT INFORMATION  The Company reports segment information in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company operates in one industry, the automotive aftermarket. In accordance with SFAS No. 131, the Company aggregates all of its stores and reports one operating segment. Sales by major product categories are as follows:

Year ended	Jan. 31, 2004	Feb. 1, 2003	Feb. 2, 2002
Parts and Accessories	$1,392,179	$1,362,112	$1,357,603

Tires	336,207	335,516	349,587
Total Merchandise Sales	1,728,386	1,697,628	1,707,190
Service	405,884	400,149	403,505
Total Revenues	$2,134,270	$2,097,777	$2,110,695

Parts and accessories includes batteries, new and rebuilt parts, chemicals, mobile electronics, tools, and various car, truck, van and sport utility vehicle accessories as well as other automotive related items. Service consists of the labor charge for installing merchandise or maintaining or repairing vehicles.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 (revised 2003) revises employers’ disclosures about pension plans and postretirement benefit plans. SFAS No. 132 (revised 2003) does not change the measurement and recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 132 (revised 2003) retains the original disclosure requirements contained in SFAS No. 132 and requires additional expanded annual and interim disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement benefit plans. Except for certain provisions, the adoption of this Statement is required for financial statements with fiscal years ending after December 15, 2003. The Company has adopted the provisions of SFAS No. 132 (revised 2003) in the fourth quarter of fiscal 2003 with no material effect on its consolidated financial statements. The revised disclosure requirements are reflected in Note 10 of the consolidated financial statements.

In December 2003, the FASB revised Financial Interpretation Number (FIN) 46, “Consolidation of Variable Interest Entities.” FIN 46, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of any expected losses from the variable interest entity’s activities, is entitled to receive any expected residual returns of the variable interest entity, or both. The guidance contained in FIN 46R is effective no later than the end of the first reporting period that ends after March 15, 2004. If an entity has applied the original guidance in this Interpretation prior to the effective date of FIN 46R, the entity shall continue to apply FIN 46 until the effective date or apply this Interpretation at an earlier date. On August 1, 2003, the Company refinanced its real estate operating lease facility, which qualified as a variable interest entity into a new entity. The Company evaluated this leasing transaction in accordance with the original guidance of FIN 46 and determined it does not have to consolidate this leasing entity. The Company has adopted the revised guidance of FIN 46R for variable interest entities created prior to December 31, 2003 in the fourth quarter of fiscal 2003 with no material effect on its consolidated financial statements.

In November 2003, the EITF reached a consensus on EITF 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers”. This consensus addresses the application of EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. EITF 02-16 addresses accounting issues pertaining to cash consideration received by a reseller from a vendor entered into after December 31, 2002. The provisions of EITF No. 03-10 would be applied to new arrangements, including modifications to existing arrangements, entered into or redeemed in fiscal periods beginning after November 25, 2003. The Company has adopted the provisions of EITF 03-10 in the fourth quarter of fiscal 2003 with no material effect on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 affects how an entity measures and reports financial instruments that have characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and for all other instruments for interim periods beginning after June 15, 2003. The FASB continues to address certain implementation issues associated with the application of SFAS No. 150, including those related to mandatory redeemable financial instruments representing non-controlling interests in subsidiaries’ consolidated financial statements. The Company will continue to monitor the actions of the FASB and assess the impact, if any, on its consolidated financial statements. The Company has adopted the effective provisions of SFAS No. 150 in the third quarter of fiscal 2003 with no material effect on its consolidated financial statements.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2003, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” This consensus addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The guidance in this EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has elected early adoption for the provisions of this consensus prospectively in the fourth quarter of fiscal 2003 with no material effect on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions made by the FASB’s Derivatives Implementation Group following the issuance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is effective for hedging relationships designated after June 30, 2003. The Company adopted this statement in the second quarter of fiscal 2003 with no material effect on its consolidated financial statements.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” As a result of rescinding FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30, “Reporting the Results of Operations.” This statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company has adopted the provisions of SFAS No. 145 in the first quarter of fiscal 2003. Accordingly, reclassifications of these items have been made for fiscal 2002 and 2001 to maintain comparability for the reported periods.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company has adopted the provisions of SFAS No. 143 in the first quarter of fiscal 2003 and has recognized an initial asset of $2,844, accumulated depreciation of $2,247, a liability of $4,540 and a cumulative effect of a change in accounting principle before taxes of $3,943 ($2,484 net of tax) on its consolidated financial statements.

RECLASSIFICATIONS  Certain reclassifications have been made to the prior years’ consolidated financial statements to provide comparability with the current year’s presentation.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 2—DEBT

LONG-TERM DEBT

	January 31, 2004	February 1, 2003
Medium-Term Notes, 6.7% to 6.9%, due March 2004 through March 2006	$100,000	$100,000
7% Notes due June 2005	100,000	100,000
6.92% Term Enhanced ReMarketable Securities, due July 2016	100,000	100,000
6.625% Notes due May 2003	—	75,000
Medium-Term Notes, 6.4% to 6.7%, due November 2004 through September 2007	51,215	51,215
Senior Secured Credit Facility, payable through July 2006	22,419	42,588
Other notes payable, 3.8% to 8%	1,347	7,361
Capital lease obligations, payable through July 2004	48	748
Revolving credit agreement	50	547
	375,079	477,459
Less current maturities	117,063	101,882
Total Long-term Debt	$258,016	$375,577

In November 2003, the Company retired $6,000 of aggregate principal notes with an original maturity date of January 1, 2004.

In the fourth quarter of fiscal 2003, the Company reclassified $16,000 aggregate principal amount of 6.67% Medium-Term Notes with a stated maturity date of November 5, 2004 and $35,000 aggregate principal amount of 6.71% Medium-Term Notes with a stated maturity date of November 3, 2004 to current liabilities on the balance sheet.

On August 1, 2003, the Company extended its revolving line of credit, which was set to expire September 22, 2004, to August 1, 2008. Thereafter, it automatically renews for annual periods, unless terminated by either party on 60 days notice prior to the applicable termination date. The line of credit provides up to $226,000 of borrowing availability, subject to certain required reserves, and is collateralized by inventory and accounts receivable. Funds may be drawn and repaid anytime prior to August 1, 2008. The loans bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 2.00%, subject to 0.25% incremental increases as excess availability under the line of credit falls below $50,000. The line of credit is subject to financial covenants. The weighted average interest rate on borrowings under the revolving credit agreement was 3.4% and 3.8% at January 31, 2004 and February 1, 2003, respectively.

On May 15, 2003, upon maturity, the Company retired $75,000 aggregate principal amount of 6.625% notes.

In the first quarter of fiscal 2003, the Company reclassified $32,000 aggregate principal amount of 6.75% Medium-Term Notes with a stated maturity date of March 10, 2004 and $25,000 aggregate principal amount of 6.65% Medium-Term Notes with a stated maturity date of March 3, 2004 to current liabilities on the consolidated balance sheet.

In the third quarter of fiscal 2002, the Company retired $42,875 aggregate principal amount of the remaining $43,005 of the Medium-Term Notes with an original maturity date of September 2007. These notes were redeemed at the option of the holders.

In the second quarter of fiscal 2002, the Company retired $49,915 aggregate principal amount of the $50,000 Medium-Term Notes with an original maturity date of July 2007. These notes were redeemed at the option of the holders.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 2—DEBT (Continued)

In June 2001, the Company obtained $90,000 in a Senior Secured Credit Facility, which was satisfied in full on April 1, 2004. The Facility, which was secured by certain equipment and real estate with a total book value as of January 31, 2004 of $103,104, was issued in two tranches. Tranche A was a term loan for $45,000 with an interest rate based on LIBOR plus 3.65%. Tranche A was structured as a two-year term loan payable in equal installments with the final payment made in fiscal 2003. The weighted average interest rate on Tranche A was 4.98% at January 31, 2004 and 5.5% at February 1, 2003. Tranche B was a term loan for $45,000 with an interest rate of LIBOR plus 3.95%. Tranche B was structured as a five-year term loan payable in equal installments with the final payment due in 2006. The weighted average interest rate on Tranche B was 5.18% at January 31, 2004 and 5.8% at February 1, 2003. The Senior Secured Credit Facility was subject to certain financial covenants.

In February 1998, the Company established a Medium-Term Note program which permitted the Company to issue up to $200,000 of Medium-Term Notes. Under this program the Company sold $100,000 principal amount of Senior Notes, ranging in annual interest rates from 6.7% to 6.9% and due March 2004 and March 2006. Additionally, in July 1998, under this note program, the Company sold $100,000 of Term Enhanced ReMarketable Securities with a stated maturity date of July 2016. The Company also sold a call option with the securities, which allows the securities to be remarketed to the public in July 2006 under certain circumstances. If the securities are not remarketed, the Company will be obligated to repay the principal amount in full in July 2016. The level yield to maturity on the securities is approximately 6.85% and the coupon rate is 6.92%.

The other notes payable have a weighted average interest rate of 5.1% at January 31, 2004 and 5.7% at February 1, 2003, and mature at various times through August 2016. Certain of these notes are collateralized by land and buildings with an aggregate carrying value of approximately $6,984 and $7,116 at January 31, 2004 and February 1, 2003, respectively.

CONVERTIBLE DEBT

	January 31, 2004	February 1, 2003
4.25% Senior convertible notes, due June 2007	$150,000	$150,000
Subtotal	150,000	150,000

Less current maturities	—	—
Total Long-term Convertible Debt	$150,000	$150,000

On May 21, 2002, the Company issued $150,000 aggregate principal amount of 4.25% Convertible Senior Notes due June 1, 2007. The notes are unsecured and jointly and severally guaranteed by the Company’s wholly-owned direct and indirect operating subsidiaries, The Pep Boys Manny Moe & Jack of California, Pep Boys—Manny, Moe & Jack of Delaware, Inc. and Pep Boys—Manny, Moe & Jack of Puerto Rico, Inc. The notes may be converted into shares of Pep Boys common stock at any time prior to their maturity unless they have been previously repurchased or redeemed by the Company. The conversion rate is 44.6484 shares per each $1,000 principal amount of notes, equivalent to a conversion price of approximately $22.40 per share. Interest on the notes is payable by the Company on June 1 and December 1 of each year.

Several of the Company’s debt agreements require the maintenance of certain financial ratios and compliance with covenants. Approximately $18,046 of the Company’s net worth was not restricted by these covenants as of January 31, 2004. The Company was in compliance with all such ratios and covenants at January 31, 2004.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 2—DEBT (Continued)

The annual maturities of all long-term debt and capital lease commitments for the next five years are:

Year	Long-Term Debt	Capital Leases	Total
2004	$117,015	$48	$117,063
2005	109,017	—	109,017
2006	148,468	—	148,468
2007	150,235	—	150,235
2008	71	—	21
Thereafter	225	—	275
Total	$525,031	$48	$525,079

The Company was contingently liable for outstanding letters of credit in the amount of approximately $40,886 at January 31, 2004. The Company was also contingently liable for surety bonds in the amount of approximately $7,724 at January 31, 2004.

NOTE 3—ACCRUED EXPENSES

The Company’s accrued expenses for fiscal years ended January 31, 2004 and February 1, 2003 were as follows:

	January 31, 2004	February 1, 2003
Medical and casualty risk insurance	$136,599	$124,571
Accrued compensation and related taxes	51,043	49,923
Legal reserves	26,576	6,054
Other	53,347	51,707
Total	$267,565	$232,255

NOTE 4—OTHER CURRENT ASSETS

The Company’s other current assets for fiscal years ended January 31, 2004 and February 1, 2003 were as follows:

	January 31, 2004	February 1, 2003
Reinsurance premiums receivable	$67,326	$56,445
Income taxes receivable	13,517	—
Other	253	242
Total	$81,096	$56,687

NOTE 5—LEASE AND OTHER COMMITMENTS

On August 1, 2003, the Company refinanced $132,000 in operating leases. These leases, which expire on August 1, 2008, have lease payments with an effective rate of LIBOR plus 2.06%. The Company has evaluated this transaction in accordance with the original guidance of FIN 46 and has determined that it is not required to consolidate the leasing entity. The leases include a residual value guarantee with a maximum value of approximately $105,000. The Company expects the fair market value of the leased real estate to substantially reduce or eliminate the Company’s payment under the residual guarantee at the end of the lease term.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 5—LEASE AND OTHER COMMITMENTS (Continued)

In accordance with FIN 45, the Company has recorded a liability for the fair value of the guarantee related to this operating lease. As of January 31, 2004, the current value of this liability was $4,488, which is recorded in other long-term liabilities on the consolidated balance sheets.

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

The Company leases certain property and equipment under operating leases and capital leases which contain renewal and escalation clauses. Future minimum rental commitments for noncancelable operating leases and capital leases in effect as of January 31, 2004 are shown in the table below. All amounts are exclusive of lease obligations and sublease rentals applicable to stores for which reserves in conjunction with the restructuring have previously been established. The aggregate minimum rental commitments for such leases having terms of more than one year are approximately:

Year	Operating Leases	Capital Leases
2004	$51,266	$48
2005	45,629	—
2006	43,670	—
2007	41,442	—
2008	34,634	—
Thereafter	258,491	—
Aggregate minimum lease commitments	$475,132	48
Less: interest on capital leases		—
Present Value of Net Minimum Lease Commitments		$48

Rental expenses incurred for operating leases in fiscal years 2003, 2002 and 2001 were $63,057, $61,516 and $61,859, respectively.

In October 2001, the Company entered into a contractual commitment to purchase media advertising services with equal annual purchase requirements totaling $39,773 over four years. As of January 31, 2004, the Company was obligated to purchase an outstanding balance of $15,569. The minimum required purchases for each of the remaining two years of this commitment are as follows: 2004—$8,112; 2005—$7,457.

NOTE 6—STOCKHOLDERS’ EQUITY

SHARE REPURCHASE—TREASURY STOCK  On February 1, 1999, the Company repurchased 11,276,698 of its common shares outstanding pursuant to a Dutch Auction self-tender offer at a price of $16.00 per share. The repurchased shares included 1,276,698 common shares which were repurchased as a result of the Company exercising its option to purchase an additional 2% of its outstanding shares. Expenses related to the share repurchase were approximately $1,638 and were included as part of the cost of the shares acquired. A portion of the treasury shares will be used by the Company to provide benefits to employees under its compensation plans and in conjunction with the Company’s dividend reinvestment program. As of January 31, 2004, the Company has reflected 8,928,159 shares of its common stock at a cost of $144,148 as “cost of shares in treasury” on the Company’s consolidated balance sheet.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 6—STOCKHOLDERS’ EQUITY (Continued)

RIGHTS AGREEMENT  On December 31, 1997, the Company distributed as a dividend one common share purchase right on each of its common shares. The rights will not be exercisable or transferable apart from the Company’s common stock until a person or group, as defined in the rights agreement (dated December 5, 1997), without the proper consent of the Company’s Board of Directors, acquires 15% or more, or makes an offer to acquire 15% or more of the Company’s outstanding stock. When exercisable, the rights entitle the holder to purchase one share of the Company’s common stock for $125. Under certain circumstances, including the acquisition of 15% of the Company’s stock by a person or group, the rights entitle the holder to purchase common stock of the Company or common stock of an acquiring company having a market value of twice the exercise price of the right. The rights do not have voting power and are subject to redemption by the Company’s Board of Directors for $.01 per right anytime before a 15% position has been acquired and for 10 days thereafter, at which time the rights become non-redeemable. The rights expire on December 31, 2007.

BENEFITS TRUST  On April 29, 1994, the Company established a flexible employee benefits trust with the intention of purchasing up to $75,000 worth of the Company’s common shares. The repurchased shares will be held in the trust and will be used to fund the Company’s existing benefit plan obligations including healthcare programs, savings and retirement plans and other benefit obligations. The trust will allocate or sell the repurchased shares through 2023 to fund these benefit programs. As shares are released from the trust, the Company will charge or credit additional paid-in capital for the difference between the fair value of shares released and the original cost of the shares to the trust. For financial reporting purposes, the trust is consolidated with the accounts of the Company. All dividend and interest transactions between the trust and the Company are eliminated. In connection with the Dutch Auction self-tender offer, 37,230 shares were tendered at a price of $16.00 per share in fiscal 1999. At January 31, 2004, the Company has reflected 2,195,270 shares of its common stock at a cost of $59,264 as “cost of shares in benefits trust” on the Company’s consolidated balance sheet.

NOTE 7—RESTRUCTURING

Building upon the Profit Enhancement Plan launched in October 2000, the Company, during fiscal 2003, conducted a comprehensive review of its operations including individual store performance, the entire management infrastructure and its merchandise and service offerings. On July 31, 2003, the Company announced several initiatives aimed at realigning its business and continuing to improve upon the Company’s profitability. The Company expects these actions, including the disposal and sublease of the Company’s real properties, to be substantially completed by the end of the second quarter 2004 and estimates the costs, including future costs that were not accrued, to be approximately $71,000. The Company is accounting for these initiatives in accordance with the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. These initiatives included:

Closure of 33 under-performing stores on July 31, 2003

The charges related to these closures included a $33,887 write-down of fixed assets, $1,122 in long-term lease and other related obligations, net of subleases, and $980 in workforce reduction costs. These charges are included in discontinued operations of the consolidated statement of operations. The write-down of fixed assets includes the adjustment to the market value of those owned stores that are now classified as assets held for disposal in accordance with SFAS 144 and the write-down of leasehold improvements. The assets held for disposal have been valued at the lower of their carrying amount or their estimated fair value, net of disposal costs. The long-term lease and other related obligations represent the fair value of such obligations less the estimated net sublease income. The workforce reduction costs represent the involuntary termination benefits payable to approximately 900 store employees, all of who were notified on or prior to July 31, 2003. Severance for these employees was accrued in accordance with SFAS 146. Approximately 61% of these employees were terminated as of November 1, 2003. The remaining employees accepted other positions within the Company subsequent to the July 31, 2003 notification date. The

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 7—RESTRUCTURING (Continued)

accrued severance of $557 related to employees that accepted other positions was reversed in the third quarter of fiscal 2003. An additional $187 in accrued severance was reversed in the fourth quarter of fiscal 2003 for a change in the estimate of severance payable. These reversals were recorded in discontinued operations on the consolidated statement of operations.

Discontinuation of certain merchandise offerings

In the second quarter, the Company recorded a $24,580 write-down of inventory as a result of a decision to discontinue certain merchandising offerings. This write-down was recorded in cost of merchandise sales on the consolidated statement of operations.

Corporate realignment

The charges related to this realignment included $3,070 in workforce reduction costs, $2,543 of expenses incurred in the development of the restructuring plan, a $536 write-down of certain assets and $467 in costs related to two warehouse lease terminations. The workforce reduction costs represent the involuntary termination benefits payable to 150 Store Support Center employees and field managers. All of these employees were terminated as of November 1, 2003. The realignment charges were recorded in selling, general and administrative expenses and cost of merchandise sales on the consolidated statement of operations.

Reserve Summary

The following chart details the reserve balances through January 31, 2004. The reserve includes remaining rent on leases net of sublease income, other contractual obligations associated with leased properties and employee severance.

	Severance	Lease Expenses	Contractual Obligations	Total
Reserve balance at Feb. 1, 2003	$—	$—	$—	$—
Original reserve	4,050	2,332	887	7,269
Provision for present value of liabilities	—	92	25	117
Changes in assumptions about future sublease income, lease termination, contractual obligations and severance	(744)	2,098	(44)	1,310
Cash payments	(2,933)	(2,154)	(405)	(5,492)
Reserve balance at Jan. 31, 2004	$373	$2,368	$463	$3,204

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 8—DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Company’s discontinued operations reflect the operating results for the 33 stores closed on July 31, 2003 as part of the Company’s corporate restructuring. The results for the fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002 have been reclassified to show the results of operations for the 33 closed stores as discontinued operations. Below is a summary of these results:

Year ended	January 31, 2004	February 1, 2003	February 2, 2002
Total Revenues	$37,722	$74,711	$73,865
Total Gross (Loss) Profit	(18,851)	17,565	17,151
Selling, General, and Administrative Expenses	9,981	16,283	16,148
(Loss) Earnings from Discontinued Operations Before Income Taxes	(28,832)	1,282	1,003
(Loss) Earnings from Discontinued Operations, Net of Tax	$(18,263)	$808	$642

Additionally, the Company has made certain reclassifications to its consolidated balance sheets to reflect the assets held for disposal and assets from discontinued operations associated with the 33 stores closed on July 31, 2003. As of January 31, 2004 and February 1, 2003, these reclassifications were as follows:

	January 31, 2004	February 1, 2003
Land	$(8,954)	$(15,008)
Building and improvements	(7,975)	(45,872)
Furniture, fixtures and equipment	—	(23,785)
	(16,929)	(84,665)

Less accumulated depreciation and amortization	—	(27,114)
Property and Equipment—Net	$(16,929)	$(57,551)
Assets held for disposal	$16,929	$—
Assets from discontinued operations	$—	$57,551

During fiscal 2003, the Company sold assets held for disposal for proceeds of $12,068, resulting in a gain of $7,097 which was recorded in discontinued operations on the consolidated statement of operations.

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION—CONVERTIBLE SENIOR NOTES

On May 21, 2002, the Company issued $150,000 aggregate principal amount of 4.25% Convertible Senior Notes. The notes are jointly and severally guaranteed by the Company’s wholly-owned direct and indirect operating subsidiaries (“subsidiary guarantors”), The Pep Boys Manny Moe & Jack of California, Pep Boys—Manny, Moe & Jack of Delaware, Inc. and Pep Boys—Manny, Moe & Jack of Puerto Rico, Inc.

The following are consolidating balance sheets of the Company as of January 31, 2004 and February 1, 2003 and the related consolidating statements of operations and consolidating statements of cash flows for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002:

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION—CONVERTIBLE SENIOR NOTES (Continued)

CONSOLIDATING BALANCE SHEET

As of January 31, 2004	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$43,929	$9,070	$7,985	$—	$60,984
Accounts receivable, net	14,573	15,989	—	—	30,562
Merchandise inventories	191,111	362,451	—	—	553,562
Prepaid expenses	25,860	16,714	17,656	(20,750)	39,480
Deferred income taxes	7,224	8,354	5,248	—	20,826
Other	17,891	7,457	55,748	—	81,096
Assets held for disposal	8,083	8,846	—	—	16,929
Total Current Assets	308,671	428,881	86,637	(20,750)	803,439
Property and Equipment—at cost:
Land	87,484	176,423	—	—	263,907
Buildings and improvements	308,066	591,048	—	—	899,114
Furniture, fixtures and equipment	286,472	300,135	—	—	586,607
Construction in progress	12,800	—	—	—	12,800
	694,822	1,067,606	—	—	1,762,428
Less accumulated depreciation and amortization	344,773	431,469	—	—	776,242
Total Property and Equipment—Net	350,049	636,137	—	—	986,186
Investment in subsidiaries	1,473,013	—	1,162,965	(2,635,978)
Intercompany receivable	—	410,107	356,382	(766,489)	—
Other	48,240	3,158	—	—	51,398
Total Assets	$2,179,973	$1,478,283	$1,605,984	$(3,423,217)	$1,841,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$342,575	$9	$—	$—	$342,584
Accrued expenses	43,670	85,790	158,855	(20,750)	267,565
Current maturities of long-term debt and obligations under capital leases	117,063	—	—	—	117,063
Total Current Liabilities	503,308	85,799	158,855	(20,750)	727,212
Long-term debt and obligations under capital leases, less current maturities	257,983	33	—	—	258,016
Convertible long-term debt, less current maturities	150,000	—	—	—	150,000
Other long-term liabilities	9,952	18,850	—	—	28,802
Intercompany liabilities	607,168	159,321	—	(766,489)	—
Deferred income taxes	34,811	22,681	—	—	57,492
Deferred gain on sale leaseback	1,157	2,750	—	—	3,907
Stockholders’ Equity:
Common stock	63,911	1,501	101	(1,602)	63,911
Additional paid-in capital	177,317	240,359	200,398	(440,757)	177,317
Retained earnings	577,793	946,989	1,246,630	(2,193,619)	577,793
Accumulated other comprehensive loss	(15)	—	—	—	(15)
	819,006	1,188,849	1,447,129	(2,635,978)	819,006

Less:
Cost of shares in treasury	144,148	—	—	—	144,148
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity	615,594	1,188,849	1,447,129	(2,635,978)	615,594
Total Liabilities and Stockholders’ Equity	$2,179,973	$1,478,283	$1,605,984	$(3,423,217)	$1,841,023

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION—CONVERTIBLE SENIOR NOTES (Continued)

CONSOLIDATING BALANCE SHEET

As of February 1, 2003	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$32,654	$9,714	$402	$—	$42,770
Accounts receivable, net	8,122	9,794	—	—	17,916
Merchandise inventories	166,166	322,716	—	—	488,882
Prepaid expenses	29,176	16,308	17,637	(19,375)	43,746
Deferred income taxes	6,812	(819)	7,730	—	13,723
Other	107	—	56,580	—	56,687
Assets held for disposal	—	1,146	—	—	1,146
Total Current Assets	243,037	358,859	82,349	(19,375)	664,870
Property and Equipment—at cost:
Land	88,271	175,830	—	—	264,101
Buildings and improvements	303,200	587,698	—	—	890,898
Furniture, fixtures and equipment	279,884	300,862	—	—	580,746
Construction in progress	14,764	4,686	—	—	19,450
	686,119	1,069,076	—	—	1,755,195
Less accumulated depreciation and amortization	319,005	405,704	—	—	724,709
Total Property and Equipment—Net	367,114	663,372	—	—	1,030,486
Investment in subsidiaries	1,455,877	—	1,121,299	(2,577,176)	—
Intercompany receivable	—	631,438	335,640	(967,078)	—
Other	41,972	5,031	—	—	47,003
Assets from discontinued operations	14,219	43,332	—	—	57,551
Total Assets	$2,122,219	$1,702,032	$1,539,288	$(3,563,629)	$1,799,910
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$200,044	$9	$—	$—	$200,053
Accrued expenses	59,625	48,567	143,438	(19,375)	232,255
Current maturities of long-term debt and obligations under capital leases	101,882	—	—	—	101,882
Total Current Liabilities	361,551	48,576	143,438	(19,375)	534,190
Long—term debt and obligations under capital leases, less current maturities	375,216	361	—	—	375,577
Convertible long-term debt, less current maturities	150,000	—	—	—	150,000
Other long-term liabilities	5,955	19,201	—	—	25,156
Intercompany liabilities	544,877	422,201	—	(967,078)	—
Deferred income taxes	33,322	27,341	—	—	60,663
Deferred gain on sale leaseback	1,306	3,026	—	—	4,332
Stockholders’ Equity:
Common stock	63,911	1,501	101	(1,602)	63,911
Additional paid-in capital	177,244	240,359	200,398	(440,757)	177,244
Retained earnings	630,847	939,466	1,195,351	(2,134,817)	630,847
Accumulated other comprehensive loss	(151)	—	—	—	(151)
	871,851	1,181,326	1,395,850	(2,577,176)	871,851

Less:
Cost of shares in treasury	162,595	—	—	—	162,595
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity	649,992	1,181,326	1,395,850	(2,577,176)	649,992
Total Liabilities and Stockholders’ Equity	$2,122,219	$1,702,032	$1,539,288	$(3,563,629)	$1,799,910

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION—CONVERTIBLE SENIOR NOTES (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

Year ended January 31, 2004	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination	Consolidated
Merchandise Sales	$591,505	$1,136,881	$—	$—	$1,728,386
Service Revenue	141,304	264,580	—	—	405,884
Other Revenue	—	—	26,825	(26,825)	—
Total Revenues	732,809	1,401,461	26,825	(26,825)	2,134,270
Costs of Merchandise Sales	424,858	813,289	—	—	1,238,147
Costs of Service Revenue	105,473	203,907	—	—	309,380
Costs of Other Revenue	—	—	31,636	(31,636)	—
Total Costs of Revenues	530,331	1,017,196	31,636	(31,636)	1,547,527
Gross Profit from Merchandise Sales	166,647	323,592	—	—	490,239
Gross Profit from Service Revenue	35,831	60,673	—	—	96,504
Gross Loss from Other Revenue	—	—	(4,811)	4,811	—
Total Gross Profit (Loss)	202,478	384,265	(4,811)	4,811	586,743
Selling, General and Administrative Expenses	192,228	372,454	341	4,811	569,834
Operating Profit (Loss)	10,250	11,811	(5,152)	—	16,909
Equity in Earnings of Subsidiaries	17,136	—	41,666	(58,802)	—
Non-Operating (Expense) Income	(17,056)	48,550	19,915	(48,070)	3,339
Interest Expense	61,675	24,650	—	(48,070)	38,255
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(51,345)	35,711	56,429	(58,802)	(18,007)
Income Tax (Benefit) Expense	(24,225)	12,467	5,150	—	(6,608)
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(27,120)	23,244	51,279	(58,802)	(11,399)
Loss from Discontinued Operations, Net of Tax	(4,127)	(14,136)	—	—	(18,263)
Cumulative Effect of Change in Accounting Principle, Net of Tax	(899)	(1,585)	—	—	(2,484)
Net (Loss) Earnings	$(32,146)	$7,523	$51,279	$(58,802)	$(32,146)

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION—CONVERTIBLE SENIOR NOTES (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

Year ended February 1, 2003	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination	Consolidated
Merchandise Sales	$585,819	$1,111,809	$—	$—	$1,697,628
Service Revenue	140,419	259,730	—	—	400,149
Other Revenue	—	—	26,075	(26,075)	—
Total Revenues	726,238	1,371,539	26,075	(26,075)	2,097,777
Costs of Merchandise Sales	406,192	776,946	—	—	1,183,138
Costs of Service Revenue	101,443	196,650	—	—	298,093
Costs of Other Revenue	—	—	29,498	(29,498)	—
Total Costs of Revenues	507,635	973,596	29,498	(29,498)	1,481,231
Gross Profit from Merchandise Sales	179,627	334,863	—	—	514,490
Gross Profit from Service Revenue	38,976	63,080	—	—	102,056
Gross Loss from Other Revenue	—	—	(3,423)	3,423	—
Total Gross Profit (Loss)	218,603	397,943	(3,423)	3,423	616,546
Selling, General and Administrative Expenses	168,327	332,096	317	3,423	504,163
Operating Profit (Loss)	50,276	65,847	(3,740)	—	112,383
Equity in Earnings of Subsidiaries	67,153	—	70,805	(137,958)	—
Non-Operating (Expense) Income	(16,977)	47,332	21,113	(48,371)	3,097
Interest Expense	70,099	25,509	—	(48,371)	47,237
Earnings from Continuing Operations Before Income Taxes	30,353	87,670	88,178	(137,958)	68,243
Income Tax (Benefit) Expense	(12,828)	32,013	6,066	—	25,251
Net Earnings from Continuing Operations	43,181	55,657	82,112	(137,958)	42,992
Earnings from Discontinued Operations, Net of Tax	619	189	—	—	808
Net Earnings	$43,800	$55,846	$82,112	$(137,958)	$43,800

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION—CONVERTIBLE SENIOR NOTES (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

Year ended February 2, 2002	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination	Consolidated
Merchandise Sales	$587,319	$1,119,871	$—	$—	$1,707,190
Service Revenue	143,267	260,238	—	—	403,505
Other Revenue	—	—	22,588	(22,588)	—
Total Revenues	730,586	1,380,109	22,588	(22,588)	2,110,695
Costs of Merchandise Sales	415,805	791,348	—	—	1,207,153
Costs of Service Revenue	105,848	196,604	—	—	302,452
Costs of Other Revenue	—	—	26,118	(26,118)	—
Total Costs of Revenues	521,653	987,952	26,118	(26,118)	1,509,605
Gross Profit from Merchandise Sales	171,514	328,523	—	—	500,037
Gross Profit from Service Revenue	37,419	63,634	—	—	101,053
Gross Loss from Other Revenue	—	—	(3,530)	3,530	—
Total Gross Profit (Loss)	208,933	392,157	(3,530)	3,530	601,090
Selling, General and Administrative Expenses	167,733	326,231	304	3,530	497,798
Operating Profit (Loss)	41,200	65,926	(3,834)	—	103,292
Equity in Earnings of Subsidiaries	65,109	—	73,910	(139,019)	—
Non-Operating (Expense) Income	(15,616)	49,962	22,979	(52,702)	4,623
Interest Expense	74,617	31,794	—	(52,702)	53,709
Earnings from Continuing Operations Before Income Taxes	16,076	84,094	93,055	(139,019)	54,206
Income Tax (Benefit) Expense	(18,754)	31,566	6,701	—	19,513
Net Earnings from Continuing Operations	34,830	52,528	86,354	(139,019)	34,693
Earnings from Discontinued Operations, Net of Tax	505	137	—	—	642
Net Earnings	$35,335	$52,665	$86,354	$(139,019)	$35,335

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION—CONVERTIBLE SENIOR NOTES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended January 31, 2004	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination	Consolidated
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(32,146)	$7,523	$51,279	$(58,802)	$(32,146)
Net Loss from Discontinued Operations	(4,127)	(14,136)	—	—	(18,263)
Net (Loss) Earnings from Continuing Operations	(28,019)	21,659	51,279	(58,802)	(13,883)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash Provided By Continuing Operations:
Depreciation and amortization	29,171	40,440	—	—	69,611
Cumulative effect of change in accounting principle, net of tax	899	1,585	—	—	2,484
Accretion of asset disposal obligation	38	125	—	—	163
Equity in earnings of subsidiaries	(17,136)	—	(41,666)	58,802	—
Deferred income taxes	3,248	(6,085)	2,482	—	(355)
Deferred gain on sale leaseback	(149)	(276)	—	—	(425)
Loss on asset impairments	13,164	2,121	—	—	15,285
(Gain) loss from sale of assets	(7)	169	—	—	162
Changes in operating assets and liabilities: (Increase) decrease in accounts receivable, prepaid expenses and other	(22,501)	(11,737)	813	1,375	(32,050)
Increase in merchandise inventories	(24,945)	(39,735)	—	—	(64,680)
Increase in accounts payable	142,531	—	—	—	142,531
(Decrease) increase in accrued expenses	(19,689)	32,827	15,417	(1,375)	27,180
Increase (decrease) in other long-term liabilities	3,997	(351)	—	—	3,646
Net Cash Provided by Continuing Operations	80,602	40,742	28,325	—	149,669
Net Cash Provided by Discontinued Operations	367	2,034	—	—	2,401
Net Cash Provided by Operating Activities	80,969	42,776	28,325	—	152,070
Cash Flows from Investing Activities:
Capital expenditures from continuing operations	(27,724)	(15,538)	—	—	(43,262)
Proceeds from sales of assets	870	2,446	—	—	3,316
Proceeds from sales of assets held for disposal	—	13,214	—	—	13,214
Net Cash (Used in) Provided by Investing Activities	(26,854)	122	—	—	(26,732)
Cash Flows from Financing Activities:
Net payments under line of credit agreements	(169)	(328)	—	—	(497)
Payments for finance issuance costs	(2,356)	—	—	—	(2,356)
Payments on capital lease obligations	(700)	—	—	—	(700)
Reduction of long-term debt	(101,183)	—	—	—	(101,183)
Intercompany loan	63,956	(43,214)	(20,742)	—	—
Dividends paid	(14,089)	—	—	—	(14,089)
Proceeds from exercise of stock options	10,483	—	—	—	10,483
Proceeds from dividend reinvestment plan	1,218	—	—	—	1,218
Net Cash Used In Financing Activities	(42,840)	(43,542)	(20,742)	—	(107,124)
Net Increase (Decrease) in Cash	11,275	(644)	7,583	—	18,214
Cash and Cash Equivalents at Beginning of Year	32,654	9,714	402	—	42,770
Cash and Cash Equivalents at End of Year	$43,929	$9,070	$7,985	$—	$60,984

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION—CONVERTIBLE SENIOR NOTES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended February 1, 2003	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination	Consolidated
Cash Flows from Operating Activities:
Net Earnings	$43,800	$55,846	$82,112	$(137,958)	$43,800
Net Earnings from Discontinued Operations	619	189	—	—	808
Net Earnings from Continuing Operations	43,181	55,657	82,112	(137,958)	42,992
Adjustments to Reconcile Net Earnings to Net Cash Provided By Continuing Operations:
Depreciation and amortization	32,928	43,005	—	—	75,933
Deferred income taxes	2,823	(3,211)	(788)	—	(1,176)
Deferred gain on sale leaseback	(11)	(101)	—	—	(112)
Equity in earnings of subsidiaries	(67,153	—	(70,805)	137,958	—
Loss on assets held for disposal	11	815	—	—	826
Gain from sale of assets	(216)	(1,693)	—	—	(1,909)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other	15,147	(41,241)	10,938	2,125	(13,031)
Decrease in merchandise inventories	10,530	20,061	—	—	30,591
Decrease in accounts payable	(16,032)	—	—	—	(16,032)
Increase in accrued expenses	2,956	361	12,953	(2,125)	14,145
(Decrease) increase in other long-term liabilities	(384)	1,660	—	—	1,276
Net Cash Provided by Continuing Operations	23,780	75,313	34,410	—	133,503
Net Cash Provided by Discontinued Operations	1,911	2,986	—	—	4,897
Net Cash Provided by Operating Activities	25,691	78,299	34,410	—	138,400
Cash Flows from Investing Activities:
Capital expenditures from continuing operations	(27,005)	(14,884)	—	—	(41,889)
Capital expenditures from discontinued operations	(163)	(1,859)	—	—	(2,022)
Proceeds from sales of assets	816	1,820	—	—	2,636
Proceeds from assets held for disposal	1,234	7,188	—	—	8,422
Net Cash Used in Investing Activities	(25,118)	(7,735)	—	—	(32,853)
Cash Flows from Financing Activities:
Net payments under line of credit agreements	(23,841)	(46,454)	—	—	(70,295)
Repayment of life insurance policy loan	(17,908)	(2,778)	—	—	(20,686)
Payments on capital lease obligations	(642)	—	—	—	(642)
Reduction of long-term debt	(121,938)	—	—	—	(121,938)
Net proceeds from issuance of notes	146,250	—	—	—	146,250
Intercompany loan	56,811	(22,492)	(34,319)	—	—
Dividends paid	(13,911)	—	—	—	(13,911)
Proceeds from exercise of stock options	1,139	—	—	—	1,139
Proceeds from dividend reinvestment plan	1,325	—	—	—	1,325
Net Cash Provided by (Used in) Financing Activities	27,285	(71,724)	(34,319)	—	(78,758)
Net Increase (Decrease) in Cash	27,858	(1,160)	91	—	26,789
Cash and Cash Equivalents at Beginning of Year	4,796	10,874	311	—	15,981
Cash and Cash Equivalents at End of Year	$32,654	$9,714	$402	$—	$42,770

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION—CONVERTIBLE SENIOR NOTES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended February 2, 2002	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination	Consolidated
Cash Flows from Operating Activities:
Net Earnings	$35,335	$52,665	$86,354	$(139,019)	$35,335
Net Earnings from Discontinued Operations	505	137	—	—	642
Net Earnings from Continuing Operations	34,830	52,528	86,354	(139,019)	34,693
Adjustments to Reconcile Net Earnings to Net Cash (Used in) Provided By Continuing Operations:
Depreciation and amortization	35,657	45,333	—	—	80,990
Deferred income taxes	1,110	6,730	(416)	—	7,424
Deferred gain on sale leaseback	(12)	(14)	—	—	(26)
Equity in earnings of subsidiaries	(65,109)	—	(73,910)	139,019	—
Loss on assets held for disposal	3,256	—	—	—	3,256
Gain from sale of assets	24	2,325	—	—	2,349
Gain from extinguishment of debt	(47)	(1,049)	—	—	(1,096)
Changes in operating assets and liabilities:	(755)	—	—	—	(755)
(Increase) decrease in accounts receivable, prepaid expenses and other	(33,052)	35,258	(18,087)	(1,325)	(17,206)
Decrease in merchandise inventories	9,674	18,588	—	—	28,262
Increase in accounts payable	11,330	—	—	—	11,330
(Decrease) increase in accrued expenses	(16,831)	18,176	9,064	1,325	11,734
Increase in other long-term liabilities	219	2,007	—	—	2,226
Net Cash (Used in) Provided by Continuing Operations	(19,706)	179,882	3,005	—	163,181
Net Cash Provided by Discontinued Operations	1,808	2,904	—	—	4,712
Net Cash (Used in) Provided by Operating Activities	(17,898)	182,786	3,005	—	167,893
Cash Flows from Investing Activities:
Capital expenditures from continuing operations	(14,133)	(9,228)	—	—	(23,361)
Capital expenditures from discontinued operations	(259)	(1,755)	—	—	(2,014)
Proceeds from sales of assets	5,181	17,308	—	—	22,489
Proceeds from sales of assets held for disposal	2,024	2,247	—	—	4,271
Net Cash (Used in) Provided by Investing Activities	(7,187)	8,572	—	—	1,385
Cash Flows from Financing Activities:
Net payments under line of credit agreements	(19,147)	(37,729)	—	—	(56,876)
Reduction of long-term debt	(18,571)	—	—	—	(18,571)
Reduction of convertible debt	(161,056)	—	—	—	(161,056)
Net proceeds from issuance of notes	87,522	—	—	—	87,522
Intercompany loan	152,962	(149,793)	(3,169)	—	—
Dividends paid	(13,864)	—	—	—	(13,864)
Proceeds from exercise of stock options	181	—	—	—	181
Proceeds from dividend reinvestment plan	1,372	—	—	—	1,372
Net Cash Provided by (Used in) Financing Activities	29,399	(187,522)	(3,169)	—	(161,292)
Net Increase (Decrease) in Cash	4,314	3,836	(164)	—	7,986
Cash and Cash Equivalents at Beginning of Year	482	7,038	475	—	7,995
Cash and Cash Equivalents at End of Year	$4,796	$10,874	$311	$—	$15,981

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 10—PENSION AND SAVINGS PLANS

The Company has a defined benefit pension plan covering substantially all of its full-time employees hired on or before February 1, 1992. Normal retirement age is 65. Pension benefits are based on salary and years of service. The Company’s policy is to fund amounts as are necessary on an actuarial basis to provide assets sufficient to meet the benefits to be paid to plan members in accordance with the requirements of ERISA.

The actuarial computations are made using the “projected unit credit method.” Variances between actual experience and assumptions for costs and returns on assets are amortized over the remaining service lives of employees under the plan.

As of December 31, 1996, the Company froze the accrued benefits under the plan and active participants became fully vested. The plan’s trustee will continue to maintain and invest plan assets and will administer benefit payments.

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

In fiscal 2003, the Company settled an obligation of $12,620 related to the SERP obligation for the former Chairman and CEO. Also, the Company curtailed the benefits for 15 covered individuals as of January 31, 2004, and transferred a portion of their accrued benefits to a new defined contribution plan. These obligations resulted in an expense under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” of approximately $5,231 and $2,191 respectively in fiscal 2003.

Pension expense includes the following:

Year ended	Jan. 31, 2004	Feb. 1, 2003	Feb. 2, 2002
Service cost	$611	$587	$328
Interest cost	3,056	2,934	2,526
Expected return on plan assets	(2,064)	(2,300)	(2,162)
Amortization of transitional obligation	274	274	60
Amortization of prior service cost	615	297	10
Recognized actuarial loss	1,723	1,451	992
Net periodic benefit cost	4,215	3,243	1,754
FAS 88 curtailment charge	2,191	—	—
FAS 88 settlement charge	5,231	—	—
FAS 88 special termination benefits	300	—	—
Total Pension Expense	$11,937	$3,243	$1,754

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 10—PENSION AND SAVINGS PLANS (Continued)

The following table sets forth the reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company’s defined benefit plan:

Year ended	January 31, 2004	February 1, 2003
Change in Benefit Obligation:
Benefit obligation at beginning of year	$46,587	$37,098
Service cost	611	587
Interest cost	3,056	2,934
Plan amendments	2,282	2,101
Curtailment gain	(505)	—
Settlement loss	5,576	—
Special termination benefits	300	—
Liability transfer	(671)	—
Actuarial loss	4,201	5,202
Benefits paid	(14,240)	(1,335)
Benefit Obligation at End of Year	$47,197	$46,587
Change in Plan Assets:
Fair value of plan assets at beginning of year	$31,087	$27,314
Actual return on plan assets (net of expenses)	4,732	(1,867)
Employer contributions	13,151	6,975
Benefits paid	(14,240)	(1,335)
Fair Value of Plan Assets at End of Year	$34,730	$31,087
Reconciliation of the Funded Status:
Funded status	$(12,468)	$(15,500)
Unrecognized transition obligation	1,143	2,194
Unrecognized prior service cost	2,083	1,829
Unrecognized actuarial loss	10,937	11,857
Amount contributed after measurement date	897	5
Net Amount Recognized at Year-End	$2,592	$385
Amounts Recognized on Consolidated Balance Sheets Consist of:
Prepaid benefit cost	$8,411	$9,438
Accrued benefit liability	(11,266)	(13,318)
Intangible asset	3,226	4,023
Accumulated other comprehensive income	2,221	242
Net Amount Recognized at Year End	$2,592	$385
Other comprehensive income attributable to change in additional minimum liability recognition	$1,979	$242
Accumulated Benefit Obligation at End of Year	$44,112	$44,153
Cash Flows
Employer contributions expected during fiscal 2004	$1,055

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 10—PENSION AND SAVINGS PLANS (Continued)

The following table sets forth additional fiscal year-end information for the Company’s SERP for which the accumulated benefit obligation is in excess of plan assets:

Year ended	January 31, 2004	February 1, 2003
Projected benefit obligation	$14,352	$15,752
Accumulated benefit obligation	11,266	13,318
Fair value of plan assets	—	—

The following actuarial assumptions were used by the Company to determine pension expense and to present disclosure benefit obligations:

Year ended	January 31, 2004	February 1, 2003
Weighted-Average Assumptions as of December 31:
Discount rate	6.25%	6.75%
Rate of compensation expense[1]	N/A [1]	N/A [2]

Weighted-Average Assumptions for Net Periodic Benefit Cost Development:
Discount rate	6.75%	7.25%
Expected return on plan assets	6.75%	8.50%
Rate of compensation expense	N/A [1]	N/A [2]

Measurement Date	December 31	December 31

[1]	Rate of compensation increase assumption is 4.0% for the executive supplemental plan (bonuses are assumed to be a fixed percentage of base pay depending upon officer level).

[2]	Rate of compensation increase assumption is 4.0% for the executive supplemental plan.

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 6.75% long-term rate of return on assets assumption.

Pension plan assets are stated at fair market value and are composed primarily of money market funds, stock index funds, fixed income investments with maturities of less than five years, and the Company’s common stock.

Weighted average asset allocation by asset category are as follows:

Plan Assets	As of 12/31/2003	As of 12/31/2002
Equity securities	53%	44%
Debt securities	0%	0%
Fixed income	47%	56%

Equity securities include Pep Boys common stock in the amounts of $1.3 million (3.6% of total plan assets) and $0.6 million (2.1% of total plan assets) at December 31, 2003 and December 31, 2002, respectively.

The Company has 401(k) savings plans which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation. The Company’s savings plans’ contribution expense was $4,073, $4,417, and $4,516 in fiscal 2003, 2002 and 2001, respectively.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 11—NET EARNINGS PER SHARE

For fiscal years 2003, 2002 and 2001, basic earnings per share are based on net earnings divided by the weighted average number of shares outstanding during the period. Diluted earnings per share assumes conversion of convertible senior notes, zero coupon convertible subordinated notes and the dilutive effects of stock options. Adjustments for the zero coupon convertible subordinated notes were anti-dilutive in fiscal 2001, and therefore excluded from the computation of diluted EPS; the zero coupon convertible subordinated notes were retired as of the end of fiscal 2001 and will not effect future calculations. Adjustments for the convertible senior notes and stock options were anti-dilutive in fiscal 2003 and therefore excluded from the calculation due to the Company’s Net Loss for the year. Options to purchase 4,313,020, 4,588,670 and 3,940,587 shares of common stock were outstanding at January 31, 2004, February 1, 2003 and February 2, 2002, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market prices of the common shares on such dates.

The following schedule presents the calculation of basic and diluted earnings per share for net (loss) earnings from continuing operations:

Year ended	January 31, 2004	February 1, 2003	February 2, 2002
(Loss) Earnings from Continuing Operations:
Basic (loss) earnings from continuing operations available to common stockholders	$(11,399)	$42,992	$34,693
Adjustment for interest on convertible senior notes, net of tax	—	2,807	—
Diluted (loss) earnings from continuing operations available to common stockholders	$(11,399)	$45,799	$34,693
Shares:
Basic average number of common shares outstanding	52,185	51,517	51,348
Common shares assumed issued upon conversion of convertible senior notes	—	4,729	—
Common shares assumed issued upon exercise of dilutive stock options	—	953	687
Diluted average number of common shares outstanding assuming conversion	52,185	57,199	52,035
Per Share:
Basic (loss) earnings from continuing operations per share	$(0.22)	$0.83	$0.68
Diluted (loss) earnings from continuing operations per share	$(0.22)	$0.80	$0.67

On March 24, 2004, the Company sold 4,646,464 shares of common stock (par value $1 per share). Refer to NOTE 18—SUBSEQUENT EVENT for details on this transaction.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 12—STOCK OPTION PLANS

Options to purchase the Company’s common stock have been granted to key employees and members of the Board of Directors. The option prices are at least 100% of the fair market value of the common stock on the grant date.

On May 21, 1990, the stockholders approved the 1990 Stock Incentive Plan, which authorized the issuance of restricted stock and/or options to purchase up to 1,000,000 shares of the Company’s common stock. Additional shares in the amounts of 2,000,000, 1,500,000 and 1,500,000 were authorized by stockholders on June 4, 1997, May 31, 1995 and June 1, 1993, respectively. In April 2001, the Board of Directors amended the 1990 Stock Incentive Plan to extend the expiration date for the grant of non-qualified stock options and restricted stock thereunder to directors, officers and employees until March 31, 2005. Under this plan, both incentive and non-qualified stock options may be granted to eligible participants. Incentive stock options are fully exercisable on the second or third anniversary of the grant date or become exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Non-qualified options are fully exercisable on the third anniversary of their grant date or become exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options cannot be exercised more than ten years after the grant date. As of January 31, 2004, 321,312 remain available for grant.

On June 2, 1999 the stockholders approved the 1999 Stock Incentive Plan, which authorized the issuance of restricted stock and/or options to purchase up to 2,000,000 shares of the Company’s common stock. Additional shares in the amount of 2,500,000 were authorized by stockholders on May 29, 2002. Under this plan, both incentive and non-qualified stock options may be granted to eligible participants. The incentive stock options and non-qualified stock options are fully exercisable on the third anniversary of the grant date or become exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options cannot be exercised more than ten years after the grant date. As of January 31, 2004, there are 1,182,692 shares remaining available for grant.

On April 28, 2003, the Company adopted a stand alone inducement stock option plan, which authorized the issuance of options to purchase up to 174,540 shares of the Company’s common stock to the Chief Executive Officer in connection with his hire. The non-qualified stock options are exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options cannot be exercised more than ten years after the grant date. As of January 31, 2004, there are no shares remaining available for grant.

	Equity compensation plans approved by shareholders	Equity compensation plans not approved by shareholders		Total
Number of securities to be issued upon exercise of outstanding options	6,736,070	174,540	[1]	6,910,610

Weighted average exercise price of outstanding options	$16.51	$8.70		$16.31

Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in top row)	1,504,004	—		1,504,004

[1]	Inducement options granted to the current CEO in connection with his hire.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 12—STOCK OPTION PLANS (Continued)

Stock option transactions for the Company’s stock option plans are summarized as follows:

	Fiscal 2003		Fiscal 2002		Fiscal 2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	6,898,170	$16.57	6,316,787	$16.48	5,039,772	$19.63
Granted	1,624,790	10.38	1,213,300	16.27	1,757,000	6.75
Exercised	(1,048,200)	7.52	(108,880)	8.10	(19,400)	8.77
Canceled	(564,150)	18.79	(523,037)	16.45	(460,585)	14.26
Outstanding—end of year	6,910,610	$16.31	6,898,170	$16.57	6,316,787	$16.48
Options exercisable at year end	4,210,678	19.55	4,148,570	20.54	3,422,187	22.29

Weighted average estimated fair value of options granted		4.17		7.20		2.85

The following table summarizes information about stock options outstanding at January 31, 2004:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at Jan. 31, 2004	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number Exercisable at Jan. 31, 2004	Weighted Average Exercise Price
$4.49 to $13.00	2,384,190	8	years	$7.63	788,258	$7.12
$13.01 to $21.00	2,548,600	7	years	15.92	1,444,600	15.75
$21.01 to $29.00	1,042,117	3	years	23.37	1,042,117	23.37
$29.01 to $37.38	935,703	2	years	31.62	935,703	31.62
$4.49 to $37.38	6,910,610				4,210,678

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 13—ASSET RETIREMENT OBLIGATION

The Company has adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations”, in the first quarter of fiscal 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 also requires the capitalization of any retirement obligation costs as part of the carrying amount of the long-lived asset and the subsequent allocation of the total expense to future periods using a systematic and rational method. Upon adoption, the Company recorded a non-cash charge to earnings of $3,943 ($2,484 net of tax) for the cumulative effect of this accounting change. This charge was related to retirement obligations associated with certain equipment used in the Company’s service operation. In addition, the Company initially recognized an asset of $2,844, accumulated depreciation of $2,247 and a liability of $4,540 on its consolidated balance sheet.

At January 31, 2004, the Company has a liability pertaining to the asset retirement obligation in accrued expenses on its consolidated balance sheet. The following is a reconciliation of the beginning and ending carrying amount of the Company’s asset retirement obligation as of January 31, 2004:

Asset retirement obligation, February 1, 2003	$—
Asset retirement obligation recognized upon adoption	4,540
Asset retirement obligation incurred during the period	246
Asset retirement obligation settled during the period	(89)
Accretion expense	204
Asset retirement obligation, January 31, 2004	$4,901

Had the Company adopted the provisions of SFAS No. 143 prior to February 2, 2003, the amount of the asset retirement obligations on a pro forma basis would have been as follows:

Asset retirement obligation, February 2, 2002	$4,156
Asset retirement obligation, February 1, 2003	$4,540

The following table summarizes the pro forma net earnings and earnings per share for the fiscal periods ended February 1, 2003 and February 2, 2002, had the Company adopted the provisions of SFAS No. 143 prior to February 2, 2003:

Year ended	February 1, 2003	February 2, 2002
Net Earnings:
As reported	$43,800	$35,335
Pro Forma	$43,190	$35,075
Net earnings per share:

Basic:
As reported	$0.85	$0.69
Pro Forma	$0.84	$0.68

Diluted:
As reported	$0.82	$0.68
Pro Forma	$0.80	$0.67

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 14—INCOME TAXES

The provision for income taxes includes the following:

Year ended	January 31, 2004	February 1, 2003	February 2, 2002
Current:
Federal	$(8,109)	$24,502	$11,985
State	1,856	1,903	236
Deferred:
Federal	1,809	(1,189)	6,561
State	(2,164)	35	731
	$(6,608)	$25,251	$19,513

A reconciliation of the statutory federal income tax rate to the effective rate of the provision for income taxes follows:

Year ended	January 31, 2004	February 1, 2003	February 2, 2002
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	0.7	1.9	1.2
Job credits	0.5	(0.3)	(0.3)
Other, net	0.5	0.4	0.1
	36.7%	37.0%	36.0%

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	January 31, 2004	February 1, 2003
Deferred tax assets:
Inventories	$5,380	$4,456
Employee compensation	4,919	7,209
Store closing reserves	1,508	750
Legal	10,491	2,270
Real estate tax	(2,366)	(2,188)
Insurance	5,146	6,128
Benefit accruals	(5,418)	(5,860)
Carryforward credits	257	—
State tax credit	902	419
Valuation allowance	(902)	(419)
Other	909	958
	$20,826	$13,723
Deferred tax liabilities:
Depreciation	$68,082	$72,944
State taxes	(1,590)	(3,046)
Accrued leases	(8,771)	(9,435)
Other	(229)	200
	$57,492	$60,663
Net deferred tax liability	$36,666	$46,940

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 15—CONTINGENCIES

An action entitled “Tomas Diaz Rodriguez; Energy Tech Corporation v. Pep Boys Corporation; Manny, Moe & Jack Corp. Puerto Rico, Inc. d/b/a Pep Boys” was previously instituted against the Company in the Court of First Instance of Puerto Rico, Bayamon Superior Division on March 15, 2002. The action was subsequently removed to, and is currently pending in, the United States District Court for the District of Puerto Rico. Plaintiffs are distributors of a product that claims to improve gas mileage. The plaintiffs alleged that the Company entered into an agreement with them to act as the exclusive retailer of the product in Puerto Rico that was breached when the Company determined to stop selling the product. On March 29, 2004, the Company’s motion for summary judgment was granted and the case was dismissed. The plaintiff has until April 28, 2004 to appeal.

The Company is also party to various other actions and claims, including purported class actions, arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with the foregoing matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 16—INTEREST RATE SWAP AGREEMENT

On June 3, 2003, the Company entered into an interest rate swap for a notional amount of $130,000. The Company has designated the swap as a cash flow hedge of the Company’s real estate operating lease payments. The interest rate swap converts the variable LIBOR portion of these lease payments to a fixed rate of 2.90% and terminates on July 1, 2008. If the critical terms of the interest rate swap or the hedge item do not change, the interest rate swap will be considered to be highly effective with all changes in fair value included in other comprehensive income. As of January 31, 2004, the fair value of the interest rate swap was $2,195, ($1,389, net of tax) and this change in value was included in accumulated other comprehensive loss.

NOTE 17—FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	January 31, 2004		February 1, 2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$60,984	$60,984	$42,770	$42,770
Accounts receivable	30,562	30,562	17,916	17,916
Cash flow hedge derivative	2,195	2,195	—	—
Liabilities:
Accounts payable	342,584	342,584	200,053	200,053
Long-term debt including current maturities	375,079	383,723	477,459	462,609
Senior convertible notes	150,000	174,600	150,000	133,125

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

The carrying amounts approximate fair value because of the short maturity of these items.

CASH FLOW HEDGE DERIVATIVE

The fair value of the interest rate swap designated by the Company as a cash flow hedge is obtained from dealer quotes. This value represents the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates and the creditworthiness of the counterparties.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

NOTE 17—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

LONG-TERM DEBT INCLUDING CURRENT MATURITIES AND SENIOR CONVERTIBLE NOTES

Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

The fair value estimates presented herein are based on pertinent information available to management as of January 31, 2004 and February 1, 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from amounts presented herein.

NOTE 18—SUBSEQUENT EVENT

On March 24, 2004, the Company sold 4,646,464 shares of common stock (par value $1 per share) at a price of $24.75 per share for net proceeds (before expenses) of $109,250.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollar amounts in thousands, except per share amounts)

QUARTERLY FINANCIAL DATA (UNAUDITED)	The Pep Boys—Manny, Moe & Jack and Subsidiaries

Year Ended Jan. 31, 2004	Total Revenues	Gross Profit	Operating (Loss) Profit	Net (Loss) Earnings From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	Net (Loss) Earnings	Net (Loss) Earnings Per Share From Continuing Operations Before Cumulative Effect of Change in Accounting Principle		Net (Loss) Earnings Per Share		Cash Dividends Per Share	Market Price Per Share
						Basic	Diluted	Basic	Diluted		High	Low
1st Quarter	$510,910	$145,798	$(1,979)	$(7,327)	$(9,217)	$(0.14)	$(0.14)	$(0.18)	$(0.18)	$0.0675	$10.69	$6.00
2nd Quarter	556,030	130,246	(12,803)	(13,579)	(36,381)	(0.26)	(0.26)	(0.70)	(0.70)	0.0675	15.90	8.54
3rd Quarter	537,691	159,487	29,453	13,406	14,700	0.26	0.24	0.28	0.26	0.0675	19.94	14.05
4th Quarter	529,639	151,212	2,238	(3,899)	(1,248)	(0.07)	(0.07)	(0.02)	(0.02)	0.0675	23.99	18.53
Year Ended Feb. 1, 2003
1st Quarter	$539,656	$157,097	$31,407	$13,089	$13,565	$0.25	$0.25	$0.26	$0.26	$0.0675	$19.38	$13.55
2nd Quarter	565,631	166,574	37,526	16,110	16,554	0.31	0.29	0.32	0.30	0.0675	19.04	10.75
3rd Quarter	526,298	158,758	35,067	15,419	15,515	0.30	0.28	0.30	0.28	0.0675	15.23	8.75
4th Quarter	466,192	134,117	8,383	(1,626)	(1,834)	(0.03)	(0.03)	(0.04)	(0.04)	0.0675	12.64	10.06

Under the Company’s present accounting system, actual gross profit from merchandise sales can be determined only at the time of physical inventory, which is taken at the end of the fiscal year. Gross profit from merchandise sales for the first, second and third quarters is estimated by the Company based upon recent historical gross profit experience and other appropriate factors. Any variation between estimated and actual gross profit from merchandise sales for the first three quarters is reflected in the fourth quarter’s results.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls

No change in the Company’s internal control over financial reporting occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The material contained in the registrant’s definitive proxy statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year (the “Proxy Statement”), under the captions “(ITEM 1) ELECTION OF DIRECTORS,” other than “—Report of the Audit Committee of the Board of Directors,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” is hereby incorporated herein by reference. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I, in accordance with General Instruction G (3) to Form 10-K. The Company had adopted a Code of Ethics applicable to all of its associates including its executive officers. The Code of Ethics is posted on the Company’s website www.pepboys.com under the About Pep Boys—Corporate Governance section.

ITEM 11	EXECUTIVE COMPENSATION

The material in the Proxy Statement under the caption “EXECUTIVE COMPENSATION,” other than the material under “—Report of the Compensation Committee of the Board of Directors on Executive Compensation” and “—Performance Graph,” is hereby incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The material in the Proxy Statement under the caption “SHARE OWNERSHIP” is hereby incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The material in the Proxy Statement under the caption “EXECUTIVE COMPENSATION—Certain Relationships and Related Transactions” is hereby incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The material in the Proxy Statement under the caption “(ITEM 1) ELECTION OF DIRECTORS— Independent Auditor’s Fees” is hereby incorporated herein by reference.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)			Page

	1.	The following consolidated financial statements of The Pep Boys—Manny, Moe & Jack are included in Item 8.

		Independent Auditors’ Report	28

		Consolidated Balance Sheets—January 31, 2004 and February 1, 2003	29

		Consolidated Statements of Operations—Years ended January 31, 2004, February 1, 2003 and February 2, 2002	30

		Consolidated Statements of Stockholders’ Equity—Years ended January 31, 2004 February 1, 2003 and February 2, 2002	31

		Consolidated Statements of Cash Flows—Years ended January 31, 2004, February 1, 2003, and February 2, 2002	32

		Notes to Consolidated Financial Statements	33

	2.	The following consolidated financial statement schedule of The Pep Boys—Manny, Moe & Jack is included.

		Schedule II Valuation and Qualifying Accounts and Reserves	72

		All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

	3.	Exhibits

(3.1)	Articles of Incorporation, as amended	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 30, 1988.

(3.2)	By-Laws, as amended	Incorporated by reference from the Registration Statement on Form S-3 (File No. 33-39225).

(3.3)	Amendment to By-Laws (Declassification of Board of Directors)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 29, 2000.

(4.1)	Indenture, dated as of March 22, 1991 between the Company and Bank America Trust Company of New York as Trustee, including Form of Debt Security	Incorporated by reference from the Registration Statement on Form S-3 (File No. 33-39225).

(4.2)	Indenture, dated as of June 12, 1995, between the Company and First Fidelity Bank, National Association as Trustee, including Form of Debenture	Incorporated by reference from the Registration Statement on Form S-3 (File No. 33-59859).

(4.3)	Indenture, dated as of July 15, 1997, between the Company and PNC Bank, National Association, as Trustee, providing for the issuance of Senior Debt Securities, and form of security	Incorporated by reference from the Registration Statement on Form S-3 (File No. 333-30295).

(4.4)	Indenture, dated as of February 18, 1998 between the Company and PNC Bank, National Association, as Trustee, providing for the issuance of Senior Debt Securities, and form of security	Incorporated by reference from the Registration Statement on Form S-3/A (File No. 333-45793).

(4.5)
Indenture dated May 21, 2002, by and among The Pep Boys—Manny, Moe and Jack, as issuer, The Pep Boys—Manny, Moe, and Jack of California, Pep Boys—Manny, Moe and Jack of Delaware, Inc., and Pep Boys—Manny, Moe & Jack of Puerto Rico, Inc. as Guarantors, and Wachovia Bank, National Association, as Trustee.
Incorporated by reference from the Registration Statement on Form S-3 (File No. 333-98255).

(10.1)*	Medical Reimbursement Plan of the Company	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 31, 1982.

(10.2)	Rights Agreement dated as of December 5, 1997 between the Company and First Union National Bank	Incorporated by reference from the Company’s Form 8-K dated December 8, 1997.

(10.3)*	Directors’ Deferred Compensation Plan, as amended	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 30, 1988.

(10.4)	Dividend Reinvestment and Stock Purchase Plan dated January 4, 1990	Incorporated by reference from the Registration Statement on Form S-3 (File No. 33-32857).

(10.5)	Flexible Employee Benefits Trust	Incorporated by reference from the Company’s Form 8-K dated May 6, 1994.

(10.6)*	Form of Employment Agreement dated as of June 1998 between the Company and certain officers of the Company.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended October 31, 1998.

(10.7)*	The Pep Boys—Manny, Moe and Jack 1999 Stock Incentive Plan—amended and restated as of August 31, 1999.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended October 30, 1999.

(10.8)	Participation Agreement between the Company and The State Street Bank and Trust (Trustee) dated September 22, 2000.	Incorporated by reference from the Company’s Form 8-K filed October 18, 2000.

(10.9)*	The Pep Boys—Manny, Moe and Jack 1990 Stock Incentive Plan—Amended and Restated as of March 26, 2001.	Incorporated by reference from the Company’s Form 10-K for the year ended February 1, 2003.

(10.10)*	The Pep Boys—Manny, Moe & Jack Pension Plan—Amended and Restated as of September 10, 2001.	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended February 1, 2003

(10.11)*	Amendment and restatement as of September 3, 2002 of The Pep Boys Savings Plan.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended November 2, 2002.

(10.12)*	Amendment and restatement as of September 3, 2002 of The Pep Boys Savings Plan—Puerto Rico.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended November 2, 2002.

(10.13)	Amendment Number One to The Pep Boys—Manny, Moe & Jack 1999 Stock Incentive Plan.	Incorporated by reference from the Company’s Form 10-Q for the Quarter ended November 2, 2002.

(10.14)*	Long-Term Disability Salary Continuation Plan amended and restated as of March 26, 2002.	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended February 1, 2003.

(10.15)*	Amendment to and restatement of the Executive Supplemental Pension Plan, effective as of March 26, 2002.	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended February 1, 2003.

(10.16)*	Employment agreement between George Babich and the Company dated as of February 28, 2003.	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended February 1, 2003.

(10.17)*	Employment Agreement between Lawrence N. Stevenson and the Company dated as of April 28, 2003.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended May 3, 2003.

(10.18)
Amended and Restated Loan and Security Agreement, dated August 1, 2003, by and among the Company, Congress Financial Corporation, as Agent, The CIT Group/Business Credit, Inc. and General Electric Capital Corporation, as Co-Documentation Agents, and the Lenders from time to time party thereto.
Incorporated by reference from the Company’s Form 10-Q for the quarter ended August 2, 2003.

(10.19)
Participation Agreement, dated as of August 1, 2003, among the Company, Wachovia Development Corporation, as the Borrower and the Lessor, the Lenders and Wachovia Bank, National Association, as Agent for the Lenders and the Secured Parties.
Incorporated by reference from the Company’s Form 10-Q for the quarter ended August 2, 2003.

(10.20)	Amended and Restated Lease Agreement, dated as of August 1, 2003, between Wachovia Development Corporation, as Lessor, and the Company.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended August 2, 2003.

(10.21)*	Amendment number Two to The Pep Boys— Manny, Moe & Jack 1999 Stock Incentive Plan.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended August 2, 2003.

(10.22)	Amendment No. 1, dated October 24, 2003, to the Amended and Restated Loan and Security Agreement, by and among the Company, Congress Financial Corporation, as Agent, and the other parties thereto.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended November 1, 2003.

(10.23)
Consent, dated October 24, 2003, of Wachovia Development Corporation to Amendment No. 1 To the Amended and Restated Loan and Security Agreement, by and among the Company, Congress Financial Corporation, as agent, and the other parties thereto.
Incorporated by reference from the Company’s Form 10-Q for the quarter ended November 1, 2003.

(10.24)*	Employment Agreement, dated June 1, 2003, between the Company and Harry Yanowitz.	Incorporated by reference from The Company’s Form 10-Q for the quarter ended November 1, 2003.

(10.25)*	The Pep Boys Savings Plan Amendment 2004-1

(10.26)*	The Pep Boys Deferred Compensation Plan

(10.27)*	The Pep Boys Annual Incentive Bonus Plan (amended and restated as of December 9, 2003)

(12)	Computation of Ratio of Earnings to Fixed Charges

(21)	Subsidiaries of the Company

(23)	Independent Auditors’ Consent

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	None

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEP BOYS—MANNY, MOE & JACK (Registrant)

Dated: April 15, 2004	by: /s/ George Babich, Jr. George Babich, Jr., President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ Lawrence N. Stevenson Lawrence N. Stevenson	Chief Executive Officer (Principal Executive Officer)	April 15, 2004

/s/ George Babich, Jr. George Babich, Jr.	President and Chief Financial Officer (Principal Financial Officer)	April 15, 2004

/s/ Bernard K. McElroy Bernard K. McElroy	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	April 15, 2004

/s/ Bernard J. Korman Bernard J. Korman	Chairman of the Board	April 15, 2004

/s/ Peter A. Bassi Peter A. Bassi	Director	April 15, 2004

/s/ J. Richard Leaman, Jr. J. Richard Leaman, Jr.	Director	April 15, 2004

/s/ William Leonard William Leonard	Director	April 15, 2004

/s/ Malcolmn D. Pryor Malcolmn D. Pryor	Director	April 15, 2004

/s/ Lester Rosenfeld Lester Rosenfeld	Director	April 15, 2004

/s/ Jane Scaccetti Jane Scaccetti	Director	April 15, 2004

/s/ Benjamin Strauss Benjamin Strauss	Director	April 15, 2004

/s/ John T. Sweetwood John T. Sweetwood	Director	April 15, 2004

FINANCIAL STATEMENT SCHEDULES FURNISHED PURSUANT TO THE REQUIREMENTS OF FORM 10-K

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES	SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions*	Balance at End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended January 31, 2004	$422	$1,768	$—	$1,451	$739
Year Ended February 1, 2003	$725	$1,643	$—	$1,946	$422
Year Ended February 2, 2002	$639	$1,674	$—	$1,588	$725

*	Uncollectible accounts written off.

INDEX TO EXHIBITS

Index of Financial Statements, Financial Statement Schedule and Exhibits

		Page

1.	The following consolidated financial statements of The Pep Boys—Manny, Moe & Jack are included in Item 8.

	Independent Auditors’ Report	28

	Consolidated Balance Sheets—January 31, 2004 and February 1, 2003	29

	Consolidated Statements of Operations—Years ended January 31, 2004, February 1, 2003 and February 2, 2002	30

	Consolidated Statements of Stockholders’ Equity—Years ended January 31, 2004, February 1, 2003 and February 2, 2002	31

	Consolidated Statements of Cash Flows—Years ended January 31, 2004, February 1, 2003 and February 2, 2002	32

	Notes to Consolidated Financial Statements	33

2.	The following consolidated financial statement schedule of The Pep Boys—Manny, Moe & Jack is included.

	Schedule II Valuation and Qualifying Accounts and Reserves	72

	All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits

(10.25)	The Pep Boys Savings Plan Amendment 2004-1

(10.26)	The Pep Boys Deferred Compensation Plan

(10.27)	The Pep Boys Annual Incentive Bonus Plan (amended and restated as of December 9, 2003)

(12)	Computation of Ratio of Earnings to Fixed Charges

(21)	Subsidiaries of the Company

(23)	Independent Auditors’ Consent

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002