Form 10-Q
period 2004-05-01
PEP BOYS MANNY MOE & JACK
filed 2004-06-10
CIK 77449

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended May 1, 2004

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


As of May 29, 2004, there were 57,836,136 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------
Index                                                         Page
-------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            May 1, 2004 and January 31, 2004                    3

            Consolidated Statements of Operations -
            Thirteen weeks ended May 1, 2004
            and May 3, 2003                                     4

            Consolidated Statements of
            Cash Flows - Thirteen weeks ended
            May 1, 2004 and May 3, 2003                         5

            Notes to Condensed Consolidated
            Financial Statements                             6-19

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                        20-27

Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk                                28

Item 4.   Controls and Procedures                              28




PART II - OTHER INFORMATION
---------------------------

    Item 1.    Legal Proceedings                               29

    Item 2.    Changes in Securities and Use of Proceeds       30

    Item 3.    Defaults Upon Senior Securities                 30

    Item 4.    Submission of Matters to a Vote of
               Security Holders                                30

    Item 5.    Other Information                               30

    Item 6.    Exhibits and Reports on Form 8-K                30



SIGNATURES                                                     31

INDEX TO EXHIBITS                                              32


PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Condensed Consolidated Financial Statements (Unaudited)

                            THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                            (dollar amounts in thousands, except per share amounts)


                                                                     May 1, 2004        Jan.31, 2004*
-----------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
ASSETS
 Current Assets:
   Cash and cash equivalents                                          $   98,766          $   60,984
   Accounts receivable, net                                               33,989              30,562
   Merchandise inventories                                               601,415             553,562
   Prepaid expenses                                                       38,277              39,480
   Deferred income taxes                                                  11,175              20,826
   Other                                                                  79,298              81,096
   Assets held for disposal                                               10,350              16,929
-----------------------------------------------------------------------------------------------------
      Total Current Assets                                               873,270             803,439
-----------------------------------------------------------------------------------------------------
 Property and Equipment-at cost:
   Land                                                                  263,199             263,907
   Buildings and improvements                                            900,159             899,114
   Furniture, fixtures and equipment                                     592,218             586,607
   Construction in progress                                               11,641              12,800
-----------------------------------------------------------------------------------------------------
                                                                       1,767,217           1,762,428
   Less accumulated depreciation and amortization                        792,022             776,242
-----------------------------------------------------------------------------------------------------
      Property and Equipment - Net                                       975,195             986,186
-----------------------------------------------------------------------------------------------------
 Other                                                                    52,286              51,398
-----------------------------------------------------------------------------------------------------
      Total Assets                                                    $1,900,751          $1,841,023
-----------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                                   $  366,360          $  342,584
   Accrued expenses                                                      244,549             267,565
   Short-term borrowings                                                   4,505                   -
   Current maturities of long-term debt and obligations
     under capital leases                                                 51,023             117,063
-----------------------------------------------------------------------------------------------------
      Total Current Liabilities                                          666,437             727,212
-----------------------------------------------------------------------------------------------------
 Long-term debt and obligations under capital leases,
   less current maturities                                               244,552             258,016
 Convertible long-term debt                                              150,000             150,000
 Other long-term liabilities                                              28,686              28,802
 Deferred income taxes                                                    62,825              57,492
 Deferred gain on sale leaseback                                           3,805               3,907
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
     Authorized 500,000,000 shares; Issued 68,557,041 shares
     and 63,910,577 shares                                                68,557              63,911
   Additional paid-in capital                                            283,912             177,317
   Retained earnings                                                     588,172             577,793
   Accumulated other comprehensive income (loss)                           1,045                 (15)
-----------------------------------------------------------------------------------------------------
                                                                         941,686             819,006

 Less cost of shares in treasury - 8,545,885 shares
   and 8,928,159 shares                                                  137,976             144,148
 Less cost of shares in benefits trust - 2,195,270 shares                 59,264              59,264
-----------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                         744,446             615,594
-----------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                      $1,900,751          $1,841,023
-----------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

* Taken from the audited financial statements at January 31, 2004.

                                      3


                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                       (dollar amounts in thousands, except per share amounts)
                                              UNAUDITED


                                                                         Thirteen weeks ended
                                                         ------------------------------------------------
                                                                May 1, 2004                  May 3, 2003
                                                         -------------------          -------------------
---------------------------------------------------------------------------------------------------------
Merchandise Sales                                                $ 460,881                    $ 411,132
Service Revenue                                                    105,252                       99,778
---------------------------------------------------------------------------------------------------------
Total Revenues                                                     566,133                      510,910
---------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                                         324,054                      290,340
Costs of Service Revenue                                            78,111                       74,772
---------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                            402,165                      365,112
---------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                                136,827                      120,792
Gross Profit from Service Revenue                                   27,141                       25,006
---------------------------------------------------------------------------------------------------------
Total Gross Profit                                                 163,968                      145,798
---------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses                       129,562                      147,777
---------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                             34,406                       (1,979)
Non-operating Income                                                   592                        1,050
Interest Expense                                                     9,298                       10,701
---------------------------------------------------------------------------------------------------------
Earnings (Loss) from Continuing Operations
  Before Income Taxes and Cumulative Effect
  of Change in Accounting Principle                                 25,700                      (11,630)

Income Tax Expense (Benefit)                                         9,509                       (4,303)
---------------------------------------------------------------------------------------------------------
Net Earnings (Loss) from Continuing Operations
  Before Cumulative Effect of Change
  in Accounting Principle                                           16,191                       (7,327)

(Loss) Earnings from Discontinued
  Operations, Net of Tax                                              (531)                         594

Cumulative Effect of Change in Accounting
  Principle, Net of Tax                                                  -                       (2,484)
---------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                                                 15,660                       (9,217)

Retained Earnings, beginning of period                             577,793                      630,847
Cash Dividends                                                      (3,898)                      (3,487)
Effect of Stock Options                                             (1,383)                         (71)
Dividend Reinvestment Plan                                               -                         (274)
---------------------------------------------------------------------------------------------------------
Retained Earnings, end of period                                 $ 588,172                    $ 617,798
---------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share:
 Net Earnings (Loss) from Continuing Operations
  Before Cumulative Effect of Change in
  Accounting Principle                                           $    0.29                   $   (0.14)

 (Loss) Earnings From Discontinued
  Operations, Net of Tax                                             (0.01)                        .01

 Cumulative Effect of Change in Accounting
  Principle, Net of Tax                                                  -                       (0.05)
---------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share                                  $    0.28                   $   (0.18)
---------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share:
 Net Earnings (Loss) From Continuing Operations
  Before Cumulative Effect of Change in
  Accounting Principle                                           $    0.27                   $   (0.14)

 (Loss) Earnings From Discontinued
  Operations, Net of Tax                                             (0.01)                       0.01

 Cumulative Effect of Change in Accounting
  Principle, Net of Tax                                                  -                       (0.05)
---------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share                                $    0.26                   $   (0.18)
---------------------------------------------------------------------------------------------------------
Cash Dividends Per Share                                         $   .0675                   $   .0675
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



                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                             UNAUDITED



Thirteen Weeks Ended                                                          May 1, 2004          May 3, 2003
---------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net earnings (loss)                                                            $  15,660            $  (9,217)
 Net (loss) earnings from discontinued operations                                    (531)                 594
---------------------------------------------------------------------------------------------------------------
 Net Earnings (Loss) from continuing operations                                    16,191               (9,811)
 Adjustments to Reconcile Net Earnings (Loss) From Continuing
    Operations to Net Cash Provided by Continuing Operations:
     Depreciation and amortization                                                 16,775               17,838
     Cumulative effect of change in accounting principle, net of tax                    -                2,484
     Accretion of asset disposal obligation                                            35                   49
     Stock compensation expense                                                       698                    -
     Deferred income taxes                                                         13,848               (2,508)
     Deferred gain on sale leaseback                                                 (102)                  (3)
     Loss on assets held for disposal                                                   -                   16
     Loss (Gain) from sale of assets                                                  417                 (725)
 Changes in Operating Assets and Liabilities:
     Decrease in accounts receivable, prepaid expenses and other                    2,778                5,538
     Increase in merchandise inventories                                          (47,853)             (33,075)
     Increase in accounts payable                                                  30,689               44,792
    (Decrease) increase in accrued expenses                                       (23,347)              21,512
    (Decrease) increase in other long-term liabilities                               (116)                 271
---------------------------------------------------------------------------------------------------------------
 Net cash provided by continuing operations                                        10,013               46,378
 Net cash (used in) provided by discontinued operations                              (776)               1,825
---------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                           9,237               48,203
---------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
     Capital expenditures                                                          (7,683)              (8,565)
     Proceeds from sales of assets                                                  1,411                  745
     Proceeds from sales of assets held for disposal                                6,879                1,146
---------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                                   607               (6,674)
---------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net (payments) borrowings under line of credit agreements                        (40)              10,631
     Repayments of short-term borrowings                                           (2,408)                   -
     Payments on capital lease obligations                                            (41)                (112)
     Reduction of long-term debt                                                  (79,423)             (10,503)
     Dividends paid                                                                (3,898)              (3,487)
     Net proceeds from sale of common stock                                       108,909                    -
     Proceeds from exercise of stock options                                        4,561                   39
     Proceeds from dividend reinvestment plan                                         278                  322
---------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                                27,938               (3,110)
---------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                                               37,782               38,419
Cash and Cash Equivalents at Beginning of Period                                   60,984               42,770
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                      $  98,766            $  81,189
---------------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheets as of May 1, 2004, the consolidated statements of operations for the thirteen week periods ended May 1, 2004 and May 3, 2003 and the consolidated statements of cash flows for the thirteen week periods ended May 1, 2004 and May 3, 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at May 1, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004. The results of operations for the thirteen week period ended May 1, 2004 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation.

NOTE 2. Accounting for Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans in accordance with the recognition and measurement principles of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. For all stock option plans, no stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In the first quarter of 2004, the Company issued restricted stock unit awards to certain employees. The recorded expense for these awards under the intrinsic method was $698,000 ($439,000,net of tax) for the thirteen weeks ended May 1, 2004. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:


(dollar amounts in thousands,
except per share amounts)

Thirteen weeks ended                           May 1, 2004         May 3, 2003
-------------------------------------------------------------------------------
Net (loss) earnings:

    As reported                                   $ 15,660           $ (9,217)

      Add:   Stock compensation expense,
             net of tax                                439                  -

      Less:  Total stock-based compensation
             expense determined under fair
             value-based method, net of tax         (1,302)              (811)
-------------------------------------------------------------------------------
    Pro forma                                     $ 14,797           $(10,028)
-------------------------------------------------------------------------------

Net earnings (loss) per share:

Basic:

    As reported                                   $    .28            $   (.18)
    Pro forma                                     $    .27            $   (.19)
-------------------------------------------------------------------------------

Diluted:

    As reported                                   $    .26            $   (.18)
    Pro forma                                     $    .25            $   (.19)
-------------------------------------------------------------------------------

The fair value of each option granted during the periods ending May 1, 2004 and May 3, 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:




Thirteen weeks ended             May 1, 2004      May 3, 2003
-----------------------------------------------------------------
Dividend yield                         1.67%            1.57%
Expected volatility                      41%              42%
Risk-free interest rate range:
  high                                 4.07%             5.3%
  low                                  1.97%             2.0%

Ranges of expected lives in years       4-8              4-8
-----------------------------------------------------------------


NOTE 3. New Accounting Standards

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an Amendment of FASB Statement
No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. We have adopted the disclosure requirements of this statement. In March 2004, the FASB issued a proposed SFAS - "Share-based Payment: an Amendment of FASB Statements No. 123 and 95." The proposed standard would require companies to expense share-based payments to employees, including stock options, based on the fair value of the award at the grant date. The proposed statement would eliminate the intrinsic value method of accounting for stock options permitted by APB (Accounting Principles Board) No. 25, "Accounting for Stock Issued to Employees," which we currently follow. We will continue to monitor the actions of the FASB and assess the impact, if any, on our consolidated financial statements.

NOTE 4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected fiscal year-end inventory levels and costs. Replacement cost, which approximates FIFO cost was $578,151,000 and $531,830,000 at May 1, 2004 and January 31, 2004,
respectively.


NOTE 5. Accrued Expenses

The Company's accrued expenses for the periods ending May 1, 2004 and January 31, 2004 were as follows:

(dollar amounts in thousands)          May 1, 2004    Jan. 31, 2004
---------------------------------------------------------------------

Medical and casualty risk
  participation reserve                  $ 131,168        $ 136,599
Accrued compensation and
  related taxes                             42,890           51,043
Legal Reserves                               1,577           26,576
Other                                       68,914           53,347
---------------------------------------------------------------------
Total                                    $ 244,549        $ 267,565
---------------------------------------------------------------------

                                  7

NOTE 6. Other Current Assets

The Company's other current assets for the periods ending May 1, 2004 and January 31, 2004 were as follows:

(dollar amounts in thousands)          May 1, 2004    Jan. 31, 2004
---------------------------------------------------------------------

Reinsurance premiums receivable          $  64,626        $  67,326
Income taxes receivable                     14,483           13,517
Other                                          189              253
---------------------------------------------------------------------
Total                                    $  79,298        $  81,096
---------------------------------------------------------------------

NOTE 7. Restructuring

Building upon the Profit Enhancement Plan launched in October 2000, the Company, during fiscal 2003, conducted a comprehensive review of its operations including individual store performance, the entire management infrastructure and its merchandise and service offerings. On July 31, 2003, the Company announced several initiatives aimed at realigning its business and continuing to improve upon the Company's profitability. The Company expects these actions, including the disposal and sublease of the Company's real properties, to be substantially completed by the end of the second quarter 2004 and estimates the costs, including future costs that were not accrued, to be approximately $71,000,000. The Company is accounting for these initiatives in accordance with the provisions of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."


Reserve Summary

The following chart details the reserve balances through May 1, 2004. The reserve includes remaining rent on leases net of sublease income, other contractual obligations associated with leased properties and employee severance.



(dollar amounts                                 Lease   Contractual
 in thousands)                   Severance   Expenses   Obligations      Total
-------------------------------------------------------------------------------
Reserve balance
  at Jan. 31, 2004                 $   373    $ 2,368        $  463    $ 3,204

Provision for present
  value of liabilities                   -         41            47         88

Changes in assumptions about
  future sublease income, lease
  termination, contractual
  obligations and severance              -          -             -          -

Cash payments                         (213)      (253)         (171)      (637)

-------------------------------------------------------------------------------
Reserve Balance
  at May 1, 2004                   $   160    $ 2,156        $  339    $ 2,655
-------------------------------------------------------------------------------

NOTE 8. Discontinued operations

In accordance with SFAS No. 144, the Company's discontinued operations reflect the operating results for the 33 stores closed on July 31, 2003 as part of the Company's corporate restructuring. The results for the thirteen weeks ended May 1, 2004 and May 3, 2003 have been reclassified to show the results of operations for the 33 closed stores as discontinued operations. Below is a summary of these results:

                                                                    Thirteen weeks ended
                                                                 ----------------------------
                                                                  May 1, 2004    May 3, 2003
                                                                 ------------   -------------
(dollar amounts in thousands)                                        Amount         Amount
---------------------------------------------------------------------------------------------
Total Revenues                                                      $      1        $ 18,306

Total Gross (Loss) Profit                                               (804)          5,008

Selling, General and Administrative
 Expenses                                                                 40           4,065

(Loss) Earnings from Discontinued
 Operations Before Income Taxes                                         (844)            943

Net (Loss) Earnings from Discontinued
 Operations, Net of Tax                                             $   (531)       $    594
---------------------------------------------------------------------------------------------

Additionally, the Company has made certain reclassifications to its consolidated balance sheets to reflect the assets held for disposal and assets from discontinued operations associated with the 33 stores closed on July 31, 2003. As of May 1, 2004 and January 31, 2004, these reclassifications were as follows:



(Dollar amounts in thousands)                                     May 1, 2004      Jan. 31, 2004
------------------------------------------------------------------------------------------------
Land                                                                 $ (4,425)         $ (8,954)

Building and improvements                                              (5,925)           (7,975)
------------------------------------------------------------------------------------------------
Property and equipment                                               $(10,350)         $(16,929)
------------------------------------------------------------------------------------------------
Assets held for disposal                                             $ 10,350          $ 16,929
------------------------------------------------------------------------------------------------

During the first quarter of 2004, the Company sold assets held for disposal for proceeds of $6,879,000 resulting in a gain of $172,000 which was recorded in discontinued operations on the consolidated statement of operations.

NOTE 9. Pension and Savings Plan

Pension expense includes the following:


                                                  Thirteen weeks ended
(dollar amounts in thousands)                       Pension Benefits
-----------------------------------------------------------------------
                                                  5/1/2004     5/3/2003
-----------------------------------------------------------------------

Service cost                                        $ 108      $   153
Interest Cost                                         706          764
Expected return on plan assets                       (575)        (516)
Amortization of transition obligation                  41           69
Amortization of prior service cost                     91          153
Amortization of net loss (gain)                       444          430
FAS 88 settlement                                       -        5,231
                                                  --------     --------
Net periodic benefit cost                           $ 815      $ 6,284
                                                  ========     ========

The Company previously disclosed in its financial statements for the fiscal year ended January 31, 2004 that it expected to contribute $1,055,000 to its pension plan in fiscal 2004. As of May 1, 2004, $276,000 of contributions have been made. The Company anticipates no change in expected total contributions for fiscal 2004.

The Company has 401(k) savings plans which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant's contribution's or 3% of the participant's compensation. The Company's savings plans' contribution expense was $1,026,000 and $1,050,000 for the fiscal quarters ending May 1, 2004 and May 3, 2003 respectively.

On January 31, 2004, the Company amended and restated its Executive Supplemental Retirement Plan (SERP). This amendment converted the defined benefit plan to a defined contribution plan for certain unvested participants and all future participants. All vested participants will continue to accrue benefits according to the previous defined benefit formula. The Company's contribution expense for the defined contribution portion of the plan was $217,000 for the fiscal quarter ended May 1, 2004.


NOTE 10. Net Earnings Per Share


                                  THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                 COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
                                       (in thousands, except per share amounts)
                                                       UNAUDITED


                                                                Thirteen weeks ended
                                                        -----------------------------------
                                                          May 1, 2004          May 3, 2003
                                                        --------------      ---------------
(a)  Net earnings (loss) from continuing operations
      before cumulative effect of change in
      accounting principle                                   $ 16,191             $ (7,327)

     Adjustment for interest on convertible senior
       notes, net of income tax effect                          1,001                    -
-------------------------------------------------------------------------------------------
(b)  Adjusted net earnings (loss) from continuing
       operations before cumulative effect of change
       in accounting principle                               $ 17,192             $ (7,327)
-------------------------------------------------------------------------------------------

(c)  Average number of common shares outstanding
       during period                                           54,945               51,652

     Common shares assumed issued upon conversion of
       convertible senior notes                                 6,697                    -

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price                  1,945                    -
-------------------------------------------------------------------------------------------
(d)  Average number of common shares assumed
       outstanding during period                               63,587               51,652
-------------------------------------------------------------------------------------------
Basic earnings (loss) per share:

     Continuing operations, before cumulative effect
       of change in accounting principle (a/c)               $   0.29             $  (0.14)

    (Loss) Earnings from discontinued
       operations, net of tax                                   (0.01)                0.01

     Cumulative effect of change in
       accounting principle                                         -                (0.05)
-------------------------------------------------------------------------------------------
Basic earnings (loss) per share                              $   0.28             $  (0.18)
-------------------------------------------------------------------------------------------
Diluted earnings (loss) per share:

     Continuing operations, before cumulative effect
       of change in accounting principle (b/d)               $   0.27             $  (0.14)

    (Loss) earnings from discontinued
       operations, net of tax                                   (0.01)                0.01

     Cumulative effect of change in
       accounting principle                                         -                (0.05)
-------------------------------------------------------------------------------------------
Diluted earnings (loss) per share                            $   0.26             $  (0.18)
-------------------------------------------------------------------------------------------

Adjustments for the convertible senior notes were anti-dilutive during the thirteen week period ended May 3, 2003 and therefore excluded from the computation of diluted EPS. Options to purchase 942,000 and 5,575,000 shares of common stock were outstanding at May 1, 2004 and May 3, 2003, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares on such dates. Restricted stock units of 124,000 equivalent shares were anti-dilutive and excluded from the calculation during the period ended
May 1, 2004.

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

Components of the reserve for warranty costs for the thirteen week period ending May 1, 2004 are as follows:

(dollar amounts in thousands)
------------------------------------------------------------------------
Beginning balance at January 31, 2004                     $        614

Additions related to current period sales                        1,326

Warranty costs incurred in current period                       (1,326)

Adjustments to accruals related to
  prior year sales                                                   -
------------------------------------------------------------------------
Ending Balance at May 1, 2004                             $        614
------------------------------------------------------------------------


NOTE 12.  Debt and Financing Arrangements

In the first quarter of fiscal 2004, the Company prepaid $20,919,000 aggregate principal amount of its Senior Secured Credit Facility with a stated maturity date of July 1, 2006.

In the first quarter of fiscal 2004, the Company retired $32,000,000 aggregate principal amount of 6.75% Medium-Term Notes with a stated maturity date of March 10, 2004 and $25,000,000 aggregate principal amount of 6.65% Medium-Term Notes with a stated maturity date of March 3, 2004.

In the first quarter of 2004, the Company has entered into arrangements with certain of its vendors and banks to extend payment terms on certain merchandise purchases. Under this program, the bank makes payments to the vendor based upon a negotiated discount rate between the parties and the Company makes it payment of the full payable to the bank at the extended payment term. As of May 1, 2004, there was $4,505,000 outstanding under these arrangements, which was recorded in short-term borrowings on the consolidated balance sheets.

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

The following are consolidating balance sheets of the Company as of May 1, 2004 and January 31, 2004 and the related consolidating statements of operations and consolidating statements of cash flows for the thirteen weeks ended May 1, 2004 and May 3, 2003:



CONSOLIDATING BALANCE SHEET
(dollar amounts in thousands)
(unaudited)


                                                                                      Non-
                                                                    Subsidiary     guarantor
May 1, 2004                                             Pep Boys    Guarantors   Subsidiaries      Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------


ASSETS
Current Assets:
  Cash and cash equivalents                          $    78,575   $    11,179    $     9,012    $           -   $    98,766
  Accounts receivable, net                                17,668        16,321              -                -        33,989
  Merchandise inventories                                204,603       396,812              -                -       601,415
  Prepaid expenses                                        23,775        14,285         14,015          (13,798)       38,277
  Deferred income taxes                                    7,804        (1,297)         4,668                -        11,175
  Other                                                   19,371         7,457         52,470                -        79,298
  Assets held for disposal                                 6,706         3,644              -                         10,350
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                358,502       448,401         80,165          (13,798)      873,270
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
 Land                                                     87,405       175,794              -                -       263,199
 Buildings and improvements                              308,375       591,784              -                -       900,159
 Furniture, fixtures and equipment                       288,173       304,045              -                -       592,218
 Construction in progress                                 11,626            15              -                -        11,641
-----------------------------------------------------------------------------------------------------------------------------
                                                         695,579     1,071,638              -                -     1,767,217
 Less accumulated depreciation and amortization          350,906       441,116              -                -       792,022
-----------------------------------------------------------------------------------------------------------------------------
     Property and Equipment - Net                        344,673       630,522              -                -       975,195
-----------------------------------------------------------------------------------------------------------------------------
Investment in subsidiaries                             1,495,537             -      1,182,944       (2,678,481)            -

Intercompany receivable                                        -       407,871        353,275         (761,146)            -

Other                                                     49,073         3,213              -                -        52,286
-----------------------------------------------------------------------------------------------------------------------------
    Total Assets                                     $ 2,247,785   $ 1,490,007    $ 1,616,384    $  (3,453,425)  $ 1,900,751
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                   $   366,351   $         9    $         -    $           -   $   366,360
  Accrued expenses                                        42,794        69,356        146,197          (13,798)      244,549
  Short-term borrowings                                    4,505             -              -                -         4,505
  Current maturities of long-term debt and
   obligations under capital leases                       51,023             -              -                -        51,023
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                           464,673        69,365        146,197          (13,798)      666,437
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt and obligations under capital
 leases, less current maturities                         243,963           589              -                -       244,552
Convertible long-term debt                               150,000             -              -                -       150,000
Other long-term liabilities                                9,693        18,993              -                -        28,686
Intercompany liabilities                                 597,546       163,600              -         (761,146)            -
Deferred income taxes                                     36,332        26,493              -                -        62,825
Deferred gain on sale leaseback                            1,132         2,673              -                -         3,805
Stockholders' Equity:
  Common stock                                            68,557         1,501            101           (1,602)       68,557
  Additional paid-in capital                             283,912       240,359        200,398         (440,757)      283,912
  Retained earnings                                      588,172       966,434      1,269,688       (2,236,122)      588,172
  Accumulated other comprehensive loss                     1,045             -              -                -         1,045
-----------------------------------------------------------------------------------------------------------------------------
                                                         941,686     1,208,294      1,470,187       (2,678,481)      941,686
Less:
  Cost of shares in treasury                             137,976             -              -                -       137,976
  Cost of shares in benefits trust                        59,264             -              -                -        59,264
-----------------------------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                          744,446     1,208,294      1,470,187       (2,678,481)      744,446
-----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity      $ 2,247,785   $ 1,490,007    $ 1,616,384    $  (3,453,425)  $ 1,900,751
-----------------------------------------------------------------------------------------------------------------------------



CONSOLIDATING BALANCE SHEET
(dollar amounts in thousands)

                                                                                      Non-
                                                                    Subsidiary     guarantor
January 31, 2004                                        Pep Boys    Guarantors   Subsidiaries      Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------


ASSETS
Current Assets:
  Cash and cash equivalents                          $    43,929   $     9,070    $     7,985    $           -   $    60,984
  Accounts receivable, net                                14,573        15,989              -                -        30,562
  Merchandise inventories                                191,111       362,451              -                -       553,562
  Prepaid expenses                                        25,860        16,714         17,656          (20,750)       39,480
  Deferred income taxes                                    7,224         8,354          5,248                -        20,826
  Other                                                   17,891         7,457         55,748                -        81,096
  Assets held for disposal                                 8,083         8,846              -                -        16,929
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                308,671       428,881         86,637          (20,750)      803,439
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
 Land                                                     87,484       176,423              -                -       263,907
 Buildings and improvements                              308,066       591,048              -                -       899,114
 Furniture, fixtures and equipment                       286,472       300,135              -                -       586,607
 Construction in progress                                 12,800             -              -                -        12,800
-----------------------------------------------------------------------------------------------------------------------------
                                                         694,822     1,067,606              -                -     1,762,428
 Less accumulated depreciation and amortization          344,773       431,469              -                -       776,242
-----------------------------------------------------------------------------------------------------------------------------
     Property and Equipment - Net                        350,049       636,137              -                -       986,186
-----------------------------------------------------------------------------------------------------------------------------
Investment in subsidiaries                             1,473,013             -      1,162,965       (2,635,978)            -

Intercompany receivable                                        -       410,107        356,382         (766,489)            -

Other                                                     48,240         3,158              -                -        51,398
-----------------------------------------------------------------------------------------------------------------------------
     Total Assets                                    $ 2,179,973   $ 1,478,283    $ 1,605,984    $  (3,423,217)  $ 1,841,023
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                   $   342,575   $         9    $         -    $           -   $   342,584
  Accrued expenses                                        43,670        85,790        158,855          (20,750)      267,565
  Current maturities of long-term debt and
   obligations under capital leases                      117,063             -              -                -       117,063
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                           503,308        85,799        158,855          (20,750)      727,212
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt and obligations under capital
 leases, less current maturities                         257,983            33              -                -       258,016
Convertible long-term debt                               150,000             -              -                -       150,000
Other long-term liabilities                                9,952        18,850              -                -        28,802
Intercompany liabilities                                 607,168       159,321              -         (766,489)            -
Deferred income taxes                                     34,811        22,681              -                -        57,492
Deferred gain on sale leaseback                            1,157         2,750              -                -         3,907
Stockholders' Equity:
  Common stock                                            63,911         1,501            101           (1,602)       63,911
  Additional paid-in capital                             177,317       240,359        200,398         (440,757)      177,317
  Retained earnings                                      577,793       946,989      1,246,630       (2,193,619)      577,793
  Accumulated other comprehensive loss                       (15)            -              -                -           (15)
-----------------------------------------------------------------------------------------------------------------------------
                                                         819,006     1,188,849      1,447,129       (2,635,978)      819,006

  Less:
  Cost of shares in treasury                             144,148             -              -                -       144,148
  Cost of shares in benefits trust                        59,264             -              -                -        59,264
-----------------------------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                          615,594     1,188,849      1,447,129       (2,635,978)      615,594
-----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity      $ 2,179,973   $ 1,478,283    $ 1,605,984    $  (3,423,217)  $ 1,841,023
-----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirteen weeks ended May 1, 2004                        Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   160,262   $   300,619    $         -    $          -    $   460,881
Service Revenue                                           36,918        68,334              -               -        105,252
Other Revenue                                                  -             -          7,070          (7,070)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           197,180       368,953          7,070          (7,070)       566,133
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               113,982       210,072              -               -        324,054
Costs of Service Revenue                                  26,425        51,686              -               -         78,111
Costs of Other Revenue                                         -             -          7,164          (7,164)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  140,407       261,758          7,164          (7,164)       402,165
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       46,280        90,547              -               -        136,827
Gross Profit from Service Revenue                         10,493        16,648              -               -         27,141
Gross Loss from Other Revenue                                  -             -            (94)             94              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                 56,773       107,195            (94)             94        163,968
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              46,942        82,416            110              94        129,562
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                    9,831        24,779           (204)              -         34,406
Equity in Earnings of Subsidiaries                        22,524             -         19,979         (42,503)             -
Non-operating (Expense) Income                            (4,475)       12,312          5,090         (12,335)           592
Interest Expense                                          16,008         5,625              -         (12,335)         9,298
-----------------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations Before
 Income Taxes                                             11,872        31,466         24,865         (42,503)        25,700

Income Tax (Benefit) Expense                              (3,941)       11,642          1,808               -          9,509
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings From Continuing Operations                   15,813        19,824         23,057         (42,503)        16,191

Loss from Discontinued Operations, Net of Tax               (153)         (378)             -               -           (531)
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings                                         $    15,660    $   19,446    $    23,057  $      (42,503)   $    15,660
-----------------------------------------------------------------------------------------------------------------------------

                                               15


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirteen weeks ended May 3, 2003                        Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   142,247   $   268,885    $         -    $          -    $   411,132
Service Revenue                                           35,175        64,603              -               -         99,778
Other Revenue                                                  -             -          6,675          (6,675)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           177,422       333,488          6,675          (6,675)       510,910
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               100,860       189,480              -               -        290,340
Costs of Service Revenue                                  25,841        48,931              -               -         74,772
Costs of Other Revenue                                         -             -          7,205          (7,205)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  126,701       238,411          7,205          (7,205)       365,112
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       41,387        79,405              -               -        120,792
Gross Profit from Service Revenue                          9,334        15,672              -               -         25,006
Gross Loss from Other Revenue                                  -             -           (530)            530              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                 50,721        95,077           (530)            530        145,798
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              43,758       103,411             78             530        147,777
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                    6,963        (8,334)          (608)              -         (1,979)
Equity in Earnings of Subsidiaries                           650             -          2,124          (2,774)             -
Non-operating (Expense) Income                            (4,096)       12,032          5,258         (12,144)         1,050
Interest Expense                                          17,978         4,867              -         (12,144)        10,701
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings From Continuing Operations
 Before Income Taxes and Cumulative
 Effect of Change in Accounting Principle                (14,461)       (1,169)         6,774          (2,774)       (11,630)

Income Tax (Benefit) Expense                              (5,592)         (432)         1,721               -         (4,303)
-----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings from Continuing Operations
 Before Cumulative Effect of Change in
 Accounting Principle                                     (8,869)         (737)         5,053          (2,774)        (7,327)

Earnings from Discontinued Operations, Net of Tax            551            43                                           594

Cumulative Effect of Change in
 Accounting Principle                                       (899)       (1,585)             -               -         (2,484)
-----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings                                  $    (9,217)   $   (2,279)    $    5,053    $     (2,774)   $    (9,217)
-----------------------------------------------------------------------------------------------------------------------------



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

                                                                                       Non-
                                                                    Subsidiary      guarantor
Thirteen weeks ended May 1, 2004                       Pep Boys     Guarantors    Subsidiaries     Elimination   Consolidated
------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net Earnings                                      $   15,660     $    19,446    $    23,057    $    (42,503)   $    15,660
  Net loss from discontinued operations                   (153)           (378)             -               -           (531)
------------------------------------------------------------------------------------------------------------------------------
  Net Earnings from continuing operations               15,813          19,824         23,057         (42,503)        16,191
  Adjustments to Reconcile Net Earnings
    from Continuing Operations to Net Cash
    Provided By Continuing Operations:
        Non-cash operating activities                  (14,978)         23,544        (19,398)         42,503         31,671
        Change in operating assets and
        liabilities                                     16,182         (48,292)        (5,739)              -        (37,849)
------------------------------------------------------------------------------------------------------------------------------
  Net Cash provided by (used in) continuing
    operations                                          17,017          (4,924)        (2,080)              -         10,013
  Net Cash used in discontinued operations                (121)           (655)             -               -           (776)
------------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided by (Used in)
    Operating Activities                                16,896          (5,579)        (2,080)              -          9,237

Cash Flows from Investing Activities:
  Net Cash (Used in) Provided by Investing
    Activities                                          (1,175)          1,782              -               -            607
Cash Flows from Financing Activities:
  Net Cash Provided by Financing Activities             18,925           5,906          3,107               -         27,938
------------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                    34,646           2,109          1,027               -         37,782
Cash and Cash Equivalents at Beginning of Period        43,929           9,070          7,985               -         60,984
------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period           $  78,575     $    11,179    $     9,012    $          -    $    98,766
------------------------------------------------------------------------------------------------------------------------------


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollar amount in thousands)
(unaudited)

                                                                                       Non-
                                                                    Subsidiary      guarantor
Thirteen weeks ended May 3, 2003                       Pep Boys     Guarantors    Subsidiaries     Elimination   Consolidated
------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net loss                                          $   (9,217)     $    (2,279)    $     5,053    $     (2,774)   $    (9,217)
  Net earnings from discontinued operations                551               43               -               -            594
-------------------------------------------------------------------------------------------------------------------------------
  Net Loss from Continuing Operations                   (9,768)          (2,322)          5,053          (2,774)        (9,811)
  Adjustments to Reconcile Net Earnings
    from Continuing Operations to Net Cash
    Provided By Continuing Operations:
        Non-cash operating activities                    6,545           10,793          (2,961)          2,774         17,151
        Change in operating assets and
        liabilities                                     17,215           23,226          (1,403)              -         39,038
-------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by continuing operations            13,992           31,697             689               -         46,378
  Net Cash provided by discontinued operations           1,100              725               -               -          1,825
-------------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided by Operating Activities             15,092           32,422             689               -         48,203

Cash Flows from Investing Activities:
  Net Cash (Used in) Provided by Investing
    Activities                                          (6,758)              84               -               -         (6,674)
Cash Flows from Financing Activities:
  Net Cash Provided by (Used in) Financing
    Activities                                          18,511          (32,118)         10,497               -         (3,110)
-------------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                    26,845              388          11,186               -         38,419
Cash and Cash Equivalents at Beginning of Period        32,654            9,714             402               -         42,770
-------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period           $  59,499     $     10,102    $     11,588    $          -    $    81,189
-------------------------------------------------------------------------------------------------------------------------------


NOTE 14. Contingencies

An action entitled "Tomas Diaz Rodriguez; Energy Tech Corporation v. Pep Boys Corporation; Manny, Moe & Jack Corp. Puerto Rico, Inc. d/b/a Pep Boys" was previously instituted against the Company in the Court of First Instance of Puerto Rico, Bayamon Superior Division on March 15, 2002. The action was subsequently removed to, and is currently pending in, the United States District Court for the District of Puerto Rico. Plaintiffs are distributors of a product that claims to improve gas mileage. The plaintiffs alleged that the Company entered into an agreement with them to act as the exclusive retailer of the product in Puerto Rico that was breached when the Company determined to stop selling the product. On March 29, 2004, the Company's motion for summary judgment was granted and the case was dismissed. The plaintiff has appealed. The Company continues to believe that the claims are without merit and to vigorously defend this matter.

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

NOTE 15. Sale of Common Stock

On March 24, 2004, the Company sold 4,646,464 shares of common stock (par value $1 per share) at a price of $24.75 per share for net proceeds of $108,909,000.

NOTE 16. Comprehensive Income

The following are the components of comprehensive (loss) income:

                                                                     Thirteen weeks ended
                                                             -------------------------------------
(dollar amounts in thousands)                                     May 1, 2004        May 3, 2003
--------------------------------------------------------------------------------------------------

Net earnings (loss)                                             $      15,660      $     (9,217)

Other comprehensive
 income, net of tax:

  Derivative financial
   instrument adjustments                                               1,060                 -
--------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                     $      16,720      $     (9,217)
--------------------------------------------------------------------------------------------------

The components of accumulated other comprehensive income (loss) are:

                                              May 1,     January 31,
(dollar amounts in thousands)                  2004            2004
--------------------------------------------------------------------
Derivative financial instrument
 adjustment, net of tax                   $   2,449      $    1,389

Minimum pension liability
 adjustment, net of tax                      (1,404)         (1,404)
--------------------------------------------------------------------
                                          $   1,045      $      (15)
--------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
--------

The Pep Boys - Manny, Moe & Jack is a leader in the automotive aftermarket with 595 stores located throughout 36 states and Puerto Rico. All of our stores feature the nationally-recognized Pep Boys brand name, established through more than 80 years of providing high-quality automotive merchandise and services, and are company-owned, ensuring chain-wide consistency for our customers. We are the only national chain offering automotive service, accessories, tires and parts under one roof, positioning us to achieve our goal of becoming the category dominant one-stop shop for automotive maintenance and accessories.

For the thirteen weeks ended May 1, 2004, our comparative sales increased by 11.0% compared to (5.4)% for the thirteen weeks ended May 3, 2003. This increase in comparable sales is due primarily to new product offerings and increased overall foot traffic at our stores.

On March 24, 2004, we successfully completed a common stock offering for net proceeds of $108,909,000. We have used the proceeds from this stock sale to repay the outstanding balance under our revolving credit facility, which was used along with cash to repay the $57,000,000 aggregate principal amount of medium term notes that matured on March 3,2004 and March 10,2003 and prepay $20,919,000 aggregate principal amount outstanding under our senior secured (equipment and real estate) credit facility. The remaining balance will be applied to store redesigns.

During the first quarter of fiscal 2004, we have begun to reinvest in our existing stores to completely redesign their interiors and enhance their exterior appeal. Our new interior design will feature four distinct merchandising worlds: accessories (fashion, electronic and performance merchandise), maintenance (hard parts and chemicals), garage (repair shop and travel) and service (including tire, wheel and accessory installation).
We believe that this layout will provide customers with a clear and concise way of finding what they need and will promote cross-selling. The most important of these changes will be to move all of our service desks and waiting areas inside the retail stores adjacent to our tire offering displays. We also are planning modifications to the exterior of our stores that are designed to increase customer traffic.

The following discussion explains the material changes in our results of operations for the thirteen weeks ended May 1, 2004 and May 3, 2003 and the significant developments affecting our financial condition since
January 31, 2004. We strongly recommend that you read our audited financial statements and footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES - May 1, 2004
------------------------------------------------

For the thirteen weeks ended May 1, 2004, we increased our cash and cash equivalents by $37,782,000 from the balance at January 31, 2004. This increase was due primarily to net proceeds from our March 24, 2004 common stock offering and an increase in accounts payable offset, in part, by the increase in merchandise inventories, the reduction of long-term debt and the payment of a legal settlement.

We have used the $108,909,000 net proceeds from the common stock offering to repay the outstanding balance under our revolving credit facility, which was used along with cash to repay the $57,000,000 aggregate principal amount of medium term notes that matured on March 3,2004 and March 10, 2004 and prepay $20,919,000 aggregate principal amount outstanding under our senior secured (equipment and real estate) credit facility. The remaining balance will be applied to store redesigns.

Our cash requirements arise principally from the capital expenditures related to existing stores, offices and warehouses and to purchase inventory. The primary capital expenditures for the thirteen weeks ended May 1, 2004 were attributed to capital maintenance of our existing stores and offices. We invested $7,683,000 in property and equipment, which is a 10% decrease compared to the same period in the previous fiscal year. Management estimates that capital expenditures related to existing stores, warehouses and offices during the remainder of fiscal 2004 will be approximately $72,695,000, related primarily to the redesign of our existing stores.

We anticipate that our net cash provided by operating activities, the net proceeds from our common stock offering and our existing line of credit will exceed our principal cash requirements for capital expenditures and inventory purchases in fiscal 2004.

Working Capital increased from $76,227,000 at January 31, 2004 to $206,833,000 at May 1, 2004. At May 1, 2004, we had stockholders' equity of $744,446,000 and long-term debt, net of current maturities, of $394,552,000. Our long-term debt was 35% of our total capitalization at May 1, 2004 and 40% at January 31, 2004. As of May 1, 2004, we had an available line of credit totaling $179,136,000.

In the first quarter of fiscal 2004, we prepaid $20,919,000 aggregate principal amount of our Senior Secured Credit Facility with a stated maturity date of July 1, 2006. This prepayment was funded out of cash from operations and our existing revolving credit facility.

In the first quarter of fiscal 2004, we retired $32,000,000 aggregate principal amount of 6.75% Medium-Term Notes with a stated maturity date of March 10, 2004 and $25,000,000 aggregate principal amount of 6.65% Medium-Term Notes with a stated maturity date of March 3, 2004. These notes were retired with cash from operations and our existing revolving credit facility.

In the first quarter of 2004, we entered into arrangements with certain of our vendors and banks to extend payment terms on certain merchandise purchases. Under this program, the bank makes payments to the vendor based upon a negotiated discount rate between the parties and we make a payment of the full payable to the bank at the extended payment term. As of May 1, 2004, there was $4,505,000 outstanding under these arrangements, which was recorded in short-term borrowings on the consolidated balance sheets.

In the third quarter of 2003, the Company reached an agreement, through binding arbitration, to settle the consolidated action entitled "Dubrow et al vs. The Pep Boys - Manny Moe & Jack". The two consolidated actions, originally filed on March 29, 2000 and July 25, 2000 in the California Superior Court in Orange County, involved former and current store management employees who claimed that they were improperly classified as exempt from the overtime provisions of California law and sought to be compensated for all overtime hours worked. The settlement was paid by the Company in the first quarter of fiscal 2004 from cash from operations and its existing line of credit.



OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

There have been no material changes to off-balance sheet arrangements as reflected in the Management's Discussion and Analysis in the Company's 2003 annual report on Form 10-K.

RESTRUCTURING
-------------

Building upon the Profit Enhancement Plan launched in October 2000, the Company, during fiscal 2003, conducted a comprehensive review of its operations including individual store performance, the entire management infrastructure and its merchandise and service offerings. On July 31, 2003, the Company announced several initiatives aimed at realigning its business and continuing to improve upon the Company's profitability. The Company expects these actions, including the disposal and sublease of the Company's real properties, to be substantially completed by the end of the second quarter 2004 and estimates the costs, including future costs that were not accrued, to be approximately $71,000,000. The Company is accounting for these initiatives in accordance with the provisions of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" and Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".


Reserve Summary

The following chart details the reserve balances through May 1, 2004. The reserve includes remaining rent on leases net of subleases income, other contractual obligations associated with leased properties and employee severance.



(dollar amounts                                  Lease   Contractual
 in thousands)                    Severance   Expenses   Obligations      Total
-------------------------------------------------------------------------------
Reserve balance
  at Jan. 31, 2004                  $   373    $ 2,368        $  463   $ 3,204

Provision for present
  value of liabilities                    -         41            47        88

Changes in assumptions about
  future sublease income, lease
  termination, contractual
  obligations and severance               -          -             -         -

Cash payments                          (213)      (253)         (171)     (637)

-------------------------------------------------------------------------------
Reserve Balance
  at May 1, 2004                    $   160    $ 2,156        $  339    $ 2,655
-------------------------------------------------------------------------------

In accordance with SFAS 144, the Company's discontinued operations reflect the operating results for the 33 stores closed on July 31, 2003 as part of the Company's corporate restructuring. The results for the thirteen weeks ended May 1, 2004 and May 3, 2003 have been reclassified to show the results of operations for the 33 closed stores as discontinued operations. Below is a summary of these results:

                                                                    Thirteen weeks ended
                                                                 ----------------------------
                                                                  May 1, 2004    May 3, 2003
                                                                 ------------   -------------
(Dollar amounts in thousands)                                        Amount         Amount
---------------------------------------------------------------------------------------------
Total Revenues                                                      $      1        $ 18,306

Total Gross (Loss) Profit                                               (804)          5,008

Selling, General and Administrative
 Expenses                                                                 40           4,065

(Loss) Earnings from Discontinued
 Operations Before Income Taxes                                         (844)            943

Net (Loss) Earnings from Discontinued
 Operations, Net of Tax                                             $   (531)       $    594
---------------------------------------------------------------------------------------------

Additionally, the Company has made certain reclassifications to its consolidated balance sheets to reflect the assets held for disposal and assets from discontinued operations associated with the 33 stores closed on July 31, 2003. As of May 1, 2004 and January 31, 2004, these reclassifications were as follows:



(Dollar amounts in thousands)                                     May 1, 2004      Jan. 31, 2004
------------------------------------------------------------------------------------------------
Land                                                                 $ (4,425)         $ (8,954)

Building and improvements                                              (5,925)           (7,975)
------------------------------------------------------------------------------------------------
Property and equipment                                               $(10,350)         $(16,929)
------------------------------------------------------------------------------------------------
Assets held for disposal                                             $ 10,350          $ 16,929
------------------------------------------------------------------------------------------------

During the first quarter of 2004, the Company sold assets held for disposal for proceeds of $6,879,000, resulting in a gain of $172,000 which was recorded in discontinued operations on the consolidated statement of operations.


Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
----------------------------------------------------------------------------------------------------------------
                                                          May 1, 2004         May 3, 2003       Fiscal 2004 vs.
Thirteen weeks ended                                     (Fiscal 2004)       (Fiscal 2003)        Fiscal 2003
----------------------------------------------------------------------------------------------------------------
Merchandise Sales                                              81.4%               80.5%               12.1%
Service Revenue (1)                                            18.6                19.5                 5.5
----------------------------------------------------------------------------------------------------------------
Total Revenues                                                100.0               100.0                10.8
----------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales (2)                                 70.3 (3)            70.6 (3)            11.6
Costs of Service Revenue (2)                                   74.2 (3)            74.9 (3)             4.5
----------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                        71.0                71.5                10.1
----------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                            29.7 (3)            29.4 (3)            13.3
Gross Profit from Service Revenue                              25.8 (3)            25.1 (3)             8.5
----------------------------------------------------------------------------------------------------------------
Total Gross Profit                                             29.0                28.5                12.5
----------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses                   23.0                28.9                12.3
----------------------------------------------------------------------------------------------------------------
Operating (Loss) Profit                                         6.0                (0.4)             1838.6
Non-operating Income                                            0.1                 0.2               (43.6)
Interest Expense                                                1.6                 2.1                13.1
----------------------------------------------------------------------------------------------------------------
(Loss) Earnings from Continuing Operations Before
  Income Taxes and Cumulative Effect of Change in
  Accounting Principle                                          4.5                (2.3)              321.0

Income Tax (Benefit) Expense                                   37.0 (4)            37.0 (4)           321.0
----------------------------------------------------------------------------------------------------------------
Earnings (Loss) from Continuing Operations Before
  Cumulative Effect of Change in Accounting Principle           2.9                (1.4)              321.0

(Loss) Earnings from Discontinued Operations,
  Net of Tax                                                   (0.1)                0.1              (189.4)

Cumulative Effect of Change in Accounting Principle             0.0                (0.5)              100.0
----------------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                                             2.8                (1.8)              269.9
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

Thirteen Weeks Ended May 1, 2004 vs. Thirteen Weeks Ended May 3, 2003
------------------------------------------------------------------------

Total revenues for the first quarter of fiscal 2004 increased 10.8% from the first quarter of fiscal 2003. This increase was due primarily to an increase in comparable store revenues (revenues generated by stores in operation during the same period) of 11.0%. Comparable store merchandise sales increased 12.3%, while comparable store service revenue increased 5.6%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 29.7% in fiscal 2004 from 29.4% in fiscal 2003. This increase, as a percentage of merchandise sales, was due primarily to a decrease in store occupancy costs offset, in part, by an increase in warehousing costs and a decrease in merchandise margins, as a percentage of merchandise sales. The decrease in store occupancy costs, as a percentage of merchandise sales, was a result of lower rent and building maintenance expenses. The increase in warehousing costs, as a percentage of merchandise sales, was a result of increased hauling and rent expenses. The decrease in merchandise margins was a result of slightly lower POS margins due to the mix shift into newer transportation and garage categories.

Selling, general and administrative expenses decreased, as a percentage of total revenues, to 23.0% in fiscal 2004 from 28.9% in fiscal 2003. This was a 12.3% or $18,215,000 decrease from the prior year's quarter. This decrease, as a percentage of total revenues, was due primarily to a decrease in general office and benefit costs offset, in part, by an increase in net media expenses. The decrease in general office costs and employee benefits was due primarily to the impact of a charge made in the first quarter of 2003 for $20,000,000 to legal reserves and $5,231,000 to benefits for a settlement of a retirement plan obligation, respectively. The increase in net media expense was due primarily to increased radio and circular advertising expense and a decrease in cooperative advertising.

Interest expense decreased 13.1% due primarily to lower debt levels coupled with lower average interest rates.

Results from discontinued operations for 2004 was a loss of $531,000 (net of tax) compared to income of $594,000 (net of tax) in 2003. The change was due primarily to the discontinued stores being in operation in the first quarter of 2003. The loss recorded in 2004 is primarily related to the costs for lease and maintenance of stores closed in the second quarter of 2003.

Net earnings increased, as a percentage of total revenues, due primarily to a decrease in selling, general and administrative expenses, as a percentage of total revenues, the impact of a net charge for the cumulative effect of a change in accounting principle for the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" recorded in fiscal 2003, a decrease in interest expense and an increase in gross profit from merchandise sales, as a percentage of merchandise sales.

INDUSTRY COMPARISON
--------------------

The Company operates in the U.S. automotive aftermarket, which is split into two areas: the Do-It-For-Me ("DIFM") (service labor, installed merchandise and tires) market and the Do-It-Yourself ("DIY") (retail merchandise) market. Generally, the specialized automotive retailers focus on either the "DIY" or "DIFM" areas of the business. The Company believes that its operation in both the "DIY" and "DIFM" areas of the business positively differentiates it from most of its competitors. Although the Company manages its store performance at a store level in aggregation, management believes that the following presentation shows the comparison against competitors within the two areas.
The Company competes in the "DIY" area of the business through its retail sales floor and commercial sales business (Retail Business). The Company considers its Service Business (labor and installed merchandise and tires) to compete in the DIFM area of the industry. The following table presents the revenues and gross profit for each area of the business.

                                                                    Thirteen weeks ended
                                                                 ----------------------------
                                                                  May 1, 2004    May 3, 2003
                                                                 ------------   -------------
(Dollar amounts in thousands)                                        Amount         Amount
---------------------------------------------------------------------------------------------

Retail Revenues                                                    $ 337,049      $ 286,353
Service Center Revenues                                              229,084        224,557
---------------------------------------------------------------------------------------------
Total Revenues                                                     $ 566,133      $ 510,910
---------------------------------------------------------------------------------------------
Gross Profit from Retail Revenues (1)                              $  98,500      $  77,308
Gross Profit from Service Center Revenues (1)                         65,468         68,490
---------------------------------------------------------------------------------------------
Total Gross Profit                                                 $ 163,968      $ 145,798
---------------------------------------------------------------------------------------------

(1) Gross Profit from Retail Revenues includes the cost of products sold, buying, warehousing and store occupancy costs. Gross Profit from Service Business Revenues includes the cost of installed products sold, buying, warehousing, service center payroll and related employee benefits and service center occupancy costs.  Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses.





NEW ACCOUNTING STANDARDS
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an Amendment of FASB Statement
No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. We have adopted the disclosure requirements of this statement. In March 2004, the FASB issued a proposed SFAS - "Share-based Payment: an Amendment of FASB Statements No. 123 and 95." The proposed standard would require companies to expense share-based payments to employees, including stock options, based on the fair value of the award at the grant date. The proposed statement would eliminate the intrinsic value method of accounting for stock options permitted by APB (Accounting Principles Board) No. 25, "Accounting for Stock Issued to Employees," which we currently follow. We will continue to monitor the actions of the FASB and assess the impact, if any, on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, risk participation agreements and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to "-Critical Accounting Policies and Estimates" as reported in the Company's Form 10-K for the year ended
January 31, 2004, which disclosures are hereby incorporated by reference.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement, changes in the London Interbank Offered Rate (LIBOR) could affect the rates at which the Company could borrow funds thereunder. At May 1, 2004, the Company had outstanding borrowings of $10,000 under this facility. Additionally, we have $132,000,000 of real estate operating leases which vary based on changes in LIBOR. We have entered into an interest rate swap, which was designated as a cash flow hedge to convert the variable LIBOR portion of these lease payments to a fixed rate of 2.90% and terminates on July 1,2008. If the critical terms of the interest rate swap or the hedge item do not change, the interest rate swap will be considered to be highly effective with all changes in fair value included in other comprehensive income. As of May 1, 2004, the fair value of the interest rate swap was $3,877,000 ($2,449,000 net of tax) and this change in value was included in accumulated other comprehensive income on the consolidated balance sheet.


Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's chief executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings

          An action entitled "Tomas Diaz Rodriguez; Energy Tech Corporation v. Pep Boys Corporation; Manny, Moe & Jack Corp. Puerto Rico, Inc.
          d/b/a Pep Boys" was previously instituted against the Company in the Court of First Instance of Puerto Rico, Bayamon Superior Division on March 15, 2002. The action was subsequently removed to, and is currently pending in, the United States District Court for the District of Puerto Rico. Plaintiffs are distributors of a product that claims to improve gas mileage. The plaintiffs alleged that the Company entered into an agreement with them to act as the exclusive retailer of the product in Puerto Rico that was breached when the Company determined to stop selling the product. On March 29, 2004, the Company's motion for summary judgment was granted and the case was dismissed. The plaintiff has appealed. The Company continues to believe that the claims are without merit and to vigorously defend this matter.

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

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits

               (10.1)* Amendment to and Restatement of the Executive Supplemental Retirement Plan.

               (31.1)   Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

               (31.2)   Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

               (32.1) Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               (32.2) Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


           (b) Reports on Form 8-K.

               The Company filed a Form 8-K dated March 19, 2004 announcing an Underwriting Agreement it had entered into related to the sale of its common stock.



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

Date:          June 10, 2004             By: /s/ George Babich, Jr.
      -----------------------            --------------------------

                                           George Babich, Jr.
                                           President &
                                           Chief Financial Officer

INDEX TO EXHIBITS
-----------------

(10.1)   Amendment to and Restatement of the Executive
         Supplemental Retirement Plan.

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