Form 10-Q
period 2004-07-31
PEP BOYS MANNY MOE & JACK
filed 2004-09-09
CIK 77449

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended July 31, 2004

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


As of August 28, 2004 there were 57,999,044 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------
Index                                                         Page
-------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            July 31, 2004 and January 31, 2004                  3

            Consolidated Statements of Operations -
            Thirteen and Twenty-six weeks ended
            July 31, 2004 and August 2, 2003                    4

            Consolidated Statements of
            Cash Flows - Twenty-six weeks ended
            July 31, 2004 and August 2, 2003                    5

            Notes to Condensed Consolidated
            Financial Statements                             6-20

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                        21-30

Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk                                31

Item 4.   Controls and Procedures                              31




PART II - OTHER INFORMATION
---------------------------

    Item 1.    Legal Proceedings                               32

    Item 2.    Unregistered Sales of Equity Securities
                and Use of Proceeds                            33

    Item 3.    Defaults Upon Senior Securities                 33

    Item 4.    Submission of Matters to a Vote of
               Security Holders                                33

    Item 5.    Other Information                               34

    Item 6.    Exhibits                                        34



SIGNATURES                                                     35

INDEX TO EXHIBITS                                              36

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Condensed Consolidated Financial Statements (Unaudited)

                              THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                            (dollar amounts in thousands, except per share amounts)
                                                UNAUDITED

                                                                     July 31, 2004      Jan. 31, 2004*
------------------------------------------------------------------------------------------------------
ASSETS
 Current Assets:
   Cash and cash equivalents                                          $   83,893          $   60,984
   Accounts receivable, net                                               40,355              30,562
   Merchandise inventories                                               596,451             553,562
   Prepaid expenses                                                       32,714              39,480
   Deferred income taxes                                                  10,645              20,826
   Other                                                                  76,113              81,096
   Assets held for disposal                                                3,118              16,929
------------------------------------------------------------------------------------------------------
      Total Current Assets                                               843,289             803,439
------------------------------------------------------------------------------------------------------
 Property and Equipment-at cost:
   Land                                                                  263,199             263,907
   Buildings and improvements                                            908,139             899,114
   Furniture, fixtures and equipment                                     596,497             586,607
   Construction in progress                                               19,255              12,800
------------------------------------------------------------------------------------------------------
                                                                       1,787,090           1,762,428
   Less accumulated depreciation and amortization                        806,867             776,242
------------------------------------------------------------------------------------------------------
      Property and Equipment - Net                                       980,223             986,186
------------------------------------------------------------------------------------------------------
 Other                                                                    52,526              51,398
------------------------------------------------------------------------------------------------------
      Total Assets                                                    $1,876,038          $1,841,023
------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                                   $  335,890          $  342,584
   Accrued expenses                                                      244,831             267,565
   Current maturities of long-term debt and obligations
     under capital leases                                                147,258             117,063
------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                          727,979             727,212
------------------------------------------------------------------------------------------------------
 Long-term debt and obligations under capital leases,
   less current maturities                                               144,727             258,016
 Convertible long-term debt, less current maturities                     150,000             150,000
 Other long-term liabilities                                              28,492              28,802
 Deferred income taxes                                                    68,013              57,492
 Deferred gain on sale leaseback                                              59               3,907
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
     Authorized 500,000,000 shares; Issued  68,557,041
      and 63,910,577 shares                                               68,557              63,911
   Additional paid-in capital                                            284,465             177,317
   Retained earnings                                                     597,236             577,793
   Common stock subscriptions receivable                                    (144)                  -
   Accumulated other comprehensive income (loss)                           1,098                 (15)
------------------------------------------------------------------------------------------------------
                                                                         951,212             819,006

 Less cost of shares in treasury - 8,372,727 shares
  and 8,928,159 shares                                                   135,180             144,148
 Less cost of shares in benefits trust - 2,195,270 shares                 59,264              59,264
------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                         756,768             615,594
------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                      $1,876,038          $1,841,023
------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

* Taken from the audited financial statements at January 31, 2004.

                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                       (dollar amounts in thousands, except per share amounts)
                                              UNAUDITED

                                             Thirteen weeks ended           Twenty-six weeks Ended
                                          ---------------------------    -----------------------------
                                         July 31, 2004   Aug. 2, 2003    July 31, 2004    Aug. 2, 2003
                                         -------------   ------------    --------------   ------------
                                             Amount         Amount            Amount         Amount
------------------------------------------------------------------------------------------------------
Merchandise Sales                         $ 488,716      $ 451,285        $  949,597     $  862,417
Service Revenue                             104,710        104,745           209,962        204,523
------------------------------------------------------------------------------------------------------
Total Revenues                              593,426        556,030         1,159,559      1,066,940
------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                  345,894        344,903           669,948        635,243
Costs of Service Revenue                     80,256         80,881           158,367        155,653
------------------------------------------------------------------------------------------------------
Total Costs of Revenues                     426,150        425,784           828,315        790,896
------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales         142,822        106,382           279,649        227,174
Gross Profit from Service Revenue            24,454         23,864            51,595         48,870
------------------------------------------------------------------------------------------------------
Total Gross Profit                          167,276        130,246           331,244        276,044
------------------------------------------------------------------------------------------------------
Selling, General and Administrative
 Expenses                                   136,694        143,049           266,256        290,826
------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                      30,582        (12,803)           64,988        (14,782)
Non-operating Income                            470            851             1,062          1,901
Interest Expense                              7,800          9,603            17,098         20,304
------------------------------------------------------------------------------------------------------
Earnings (Loss) From Continuing
 Operations Before Income Taxes and
 Cumulative Effect of Change in
 Accounting Principle                        23,252        (21,555)           48,952        (33,185)

Income Tax Expense (Benefit)                  8,603         (7,976)           18,112        (12,279)
------------------------------------------------------------------------------------------------------
Net Earnings (Loss) from Continuing
 Operations Before Cumulative Effect of
 Change in Accounting Principle              14,649        (13,579)           30,840        (20,906)

Discontinued Operations, Net of Tax            (852)       (22,802)           (1,383)       (22,208)

Cumulative Effect of Change in
 Accounting Principle, Net of Tax                 -              -                 -         (2,484)
------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                          13,797        (36,381)           29,457        (45,598)
Retained Earnings, beginning of period      588,172        617,798           577,793        630,847
Cash Dividends                               (3,915)        (3,491)           (7,813)        (6,978)
Effect of Stock Options                        (818)        (6,477)           (2,201)        (6,548)
Dividend Reinvestment Plan                        -            (46)                -           (320)
------------------------------------------------------------------------------------------------------
Retained Earnings, end of period          $ 597,236      $ 571,403         $ 597,236      $ 571,403
------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share:
  Net Earnings (Loss) From Continuing
   Operations Before Cumulative Effect
   of Change in Accounting Principle      $    0.25      $   (0.26)        $    0.55      $   (0.40)

  Discontinued Operations, Net of Tax         (0.01)         (0.44)            (0.03)         (0.43)

  Cumulative Effect of Change in
    Accounting Principle, Net of Tax              -              -                 -          (0.05)
------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share           $    0.24      $   (0.70)        $    0.52      $   (0.88)
------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share:
  Net Earnings (Loss) From Continuing
   Operations Before Cumulative Effect
   of Change in Accounting Principle      $    0.23      $   (0.26)        $    0.50      $   (0.40)

  Discontinued Operations, Net of Tax         (0.01)         (0.44)            (0.02)         (0.43)

  Cumulative Effect of Change in
    Accounting Principle, Net of Tax              -              -                 -          (0.05)
------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share         $    0.22      $   (0.70)        $    0.48      $   (0.88)
------------------------------------------------------------------------------------------------------
Cash Dividends Per Share                  $   .0675      $   .0675         $   .1350      $   .1350
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



                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                             UNAUDITED



Twenty-six Weeks Ended                                                         July 31, 2004        Aug. 2, 2003
----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net earnings (loss)                                                       $   29,457            $ (45,598)
     Net loss from discontinued operations                                         (1,383)             (22,208)
----------------------------------------------------------------------------------------------------------------
     Net earnings (loss) from continuing operations                                30,840              (23,390)
     Adjustments to Reconcile Net Earnings (Loss) From Continuing
       Operations to Net Cash Provided by Continuing Operations:
        Cumulative effect of change
         in accounting principle, net of tax                                            -                2,484
        Depreciation and amortization                                              33,712               35,271
        Accretion of asset disposal obligation                                         71                   90
        Stock compensation expense                                                    847                    -
        Deferred income taxes                                                      20,553              (38,959)
        Deferred gain on sale lease back                                             (119)                  (8)
        Loss on asset impairment                                                        -                2,121
        Loss from sales of assets                                                     386                   34
     Changes in operating assets and liabilities:
        Decrease in accounts receivable,
         prepaid expenses and other                                                 5,028                9,289
        Increase in merchandise inventories                                       (42,889)             (17,628)
        (Decrease) increase in accounts payable                                    (3,493)             119,170
        (Decrease) increase in accrued expenses                                   (22,554)              40,593
        (Decrease) increase in other long-term liabilities                           (310)               3,768
----------------------------------------------------------------------------------------------------------------
     Net cash provided by continuing operations                                    22,072              132,835
     Net cash (used in) provided by discontinued operations                        (1,728)               4,591
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                          20,344              137,426
----------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
     Capital expenditures                                                         (28,830)             (21,420)
     Proceeds from sales of assets                                                  1,453                  806
     Proceeds from sales of assets held for disposal                               10,532                1,146
----------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                             (16,845)             (19,468)
----------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net borrowings under line of credit agreements                                   137                1,441
     Repayments of short-term borrowings                                           (7,216)                   -
     Reduction of long-term debt                                                  (84,425)             (91,427)
     Other                                                                          3,283                 (400)
     Dividends paid                                                                (7,813)              (6,978)
     Proceeds from issuance of common stock                                       108,854                    -
     Proceeds from exercise of stock options                                        6,049                4,085
     Proceeds from dividend reinvestment plan                                         541                  646
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                                19,410              (92,633)
----------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                                               22,909               25,325
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                                   60,984               42,770
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                      $  83,893            $  68,095
----------------------------------------------------------------------------------------------------------------

Non-cash financing activities:
     Equipment Capital Leases                                                   $   1,413            $       -
----------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.


THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheets as of July 31, 2004, the consolidated statements of operations for the thirteen and twenty-six week periods ended July 31, 2004 and August 2, 2003 and the consolidated statements of cash flows for the twenty-six week periods ended July 31, 2004 and August 2, 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at July 31, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004. The results of operations for the thirteen and twenty-six week periods ended July 31, 2004 are not necessarily indicative of the operating results for the full year.

NOTE 2. Accounting for Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans in accordance with the recognition and measurement principles of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. For all stock options, no stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In the first quarter of 2004, the Company issued restricted stock unit awards to certain employees. The recorded expense for these awards under the intrinsic method was $149,000 ($94,000 net of tax) and $847,000 ($534,000 net of tax) for the thirteen and twenty-six weeks ended July 31, 2004, respectively. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:


(dollar amounts in thousands,
 except per share amounts)
                                                    Thirteen weeks ended              Twenty-six weeks ended
                                               ---------------------------------   ---------------------------------
                                                July 31, 2004     August 2, 2003    July 31, 2004     August 2, 2003
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss):

    As reported                                   $ 13,797          $(36,381)       $  29,457          $ (45,598)

      Add:   Stock compensation expense,
             net of tax                                 94                 -              534                  -

      Less:  Total stock-based compensation
             expense determined under fair
             value-based method, net of tax           (768)             (636)          (2,070)            (1,447)
--------------------------------------------------------------------------------------------------------------------
    Pro forma                                     $ 13,123          $(37,017)       $  27,921          $ (47,045)
--------------------------------------------------------------------------------------------------------------------

Net earnings (loss) per share:

Basic:

    As reported                                   $    .24          $   (.70)       $     .52          $    (.88)
    Pro forma                                     $    .23          $   (.71)       $     .50          $    (.91)
--------------------------------------------------------------------------------------------------------------------

Diluted:

    As reported                                   $    .22          $   (.70)       $     .48          $    (.88)
    Pro forma                                     $    .21          $   (.71)       $     .46          $    (.91)
--------------------------------------------------------------------------------------------------------------------

                                       6

The fair value of each option granted during the periods ending July 31, 2004 and August 2, 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                   July 31, 2004    August 2, 2003
------------------------------------------------------------------
Dividend yield                         1.67%            1.57%
Expected volatility                      41%              42%
Risk-free interest rate range:
  high                                  4.7%             4.4%
  low                                   2.0%             1.5%

Ranges of expected lives in years       3-8              4-8
------------------------------------------------------------------


NOTE 3. New Accounting Standards


In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. We have adopted the disclosure requirements of this statement. In March 2004, the FASB issued a proposed SFAS - "Share-based
Payment: an Amendment of FASB Statements No. 123 and 95." The proposed standard would require companies to expense share-based payments to employees, including stock options, based on the fair value of the award at the grant date. The proposed statement would eliminate the intrinsic value method of accounting for stock-based compensation permitted by APB (Accounting Principles Board) No. 25, "Accounting for Stock Issued to Employees," which we currently follow. We will continue to monitor the actions of the FASB and assess the impact, if any, on our consolidated financial statements.

NOTE 4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out ("LIFO") method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected fiscal year-end inventory levels and costs. Replacement cost, which approximates FIFO cost was $575,930,000 and $531,830,000 at July 31, 2004 and January 31, 2004,
respectively.

NOTE 5. Accrued Expenses

The Company's accrued expenses for the periods ending July 31, 2004 and January 31, 2004 were as follows:

(dollar amounts in thousands)         July 31, 2004     Jan. 31, 2004
---------------------------------------------------------------------

Medical and casualty risk
  participation reserve                  $ 127,075        $ 136,599
Accrued compensation and
  related taxes                             42,963           51,043
Legal Reserves                               1,367           26,576
Other                                       73,426           53,347
---------------------------------------------------------------------
Total                                    $ 244,831        $ 267,565
---------------------------------------------------------------------

NOTE 6. Other Current Assets

The Company's other current assets for the periods ending July 31, 2004 and January 31, 2004 were as follows:

(dollar amounts in thousands)         July 31, 2004    Jan. 31, 2004
---------------------------------------------------------------------

Reinsurance premiums receivable          $  62,678        $  67,326
Income taxes receivable                     12,981           13,517
Other                                          454              253
---------------------------------------------------------------------
Total                                    $  76,113        $  81,096
---------------------------------------------------------------------


NOTE 7. Restructuring

Building upon the Profit Enhancement Plan launched in October 2000, the
Company conducted a comprehensive review of its operations including individual store performance, the entire management infrastructure and its merchandise and service offerings. On July 31, 2003, the Company announced several initiatives aimed at realigning its business and continuing to improve upon the Company's profitability. These actions, including the disposal and sublease of the properties, were substantially completed by July 31 ,2004 and costs were approximately $71,300,000. The Company is accounting for these initiatives in accordance with the provisions of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

Reserve Summary

The following chart details the reserve balances through July 31, 2004. The reserve includes remaining rent on leases net of sublease income, other contractual obligations associated with leased properties and employee severance.


(dollar amounts                                Lease       Contractual
 in thousands)                    Severance    Expenses    Obligations  Total
---------------------------------------------------------------------------------
Reserve balance
  at Jan. 31, 2004                 $   373    $ 2,368     $   463       $  3,204

Provision for present
  value of liabilities                   -         80          90            170

Changes in assumptions
  about future sublease
  income, lease termination
  and severance                          -        272           -            272

Cash payments                         (215)      (473)       (302)          (990)

---------------------------------------------------------------------------------
Reserve balance at
  July 31, 2004                    $   158    $ 2,247     $   251       $  2,656
---------------------------------------------------------------------------------


Note 8. Discontinued Operations

In accordance with SFAS No. 144, the Company's discontinued operations reflect the operating results for the 33 stores closed on July 31, 2003 as part of the Company's corporate restructuring.

Additionally, the Company has classified certain assets as assets held for disposal on its consolidated balance sheets. As of July 31, 2004 and January 31, 2004, these assets were as follows:



(Dollar amounts in thousands)         July 31, 2004     Jan. 31, 2004
-------------------------------------------------------------------------------
Land                                      $  2,012          $  8,954

Building and improvements                    1,106             7,975
-------------------------------------------------------------------------------
Assets held for disposal                  $  3,118          $ 16,929
-------------------------------------------------------------------------------

Six of the Company's closed stores remained unsold as of July 31, 2004. Three of the properties are without signed agreements of sale and were reclassified in the second quarter of fiscal 2004 to assets held for use at market value, which is lower than cost adjusted for depreciation. The other three properties have signed agreements of sale as of July 31, 2004 and therefore will remain in assets held for disposal until the completion of those sales.

During the second quarter of 2004, the Company sold assets held for disposal for proceeds of $3,652,000 resulting in a loss of $157,000 which was recorded in discontinued operations on the consolidated statement of operations.

During the first quarter of 2004, the Company sold assets held for disposal for proceeds of $6,879,000 resulting in a gain of $172,000 which was recorded in discontinued operations on the consolidated statement of operations.

NOTE 9. Pension and Savings Plan

Pension expense includes the following:


                                                  Thirteen weeks ended      Twenty-six weeks ended
(dollar amounts in thousands)                       Pension Benefits           Pension Benefits
-----------------------------------------------------------------------     -----------------------
                                                 7/31/2004     8/2/2003      7/31/2004     8/2/2003
-----------------------------------------------------------------------     -----------------------

Service cost                                        $ 111      $   153       $    219      $    306
Interest Cost                                         745          764          1,451         1,528
Expected return on plan assets                       (574)        (516)        (1,149)       (1,032)
Amortization of transition obligation                  41           68             82           137
Amortization of prior service cost                     91          155            182           308
Amortization of net loss (gain)                       422          431            866           861
FAS 88 settlement                                       -            -              -         5,231
                                                  --------     --------      ---------     ---------
Net periodic benefit cost                           $ 836      $ 1,055       $  1,651      $  7,339
                                                  ========     ========      =========     =========

The Company previously disclosed in its financial statements for the fiscal year ended January 31, 2004 that it expected to contribute $1,055,000 to its pension plan in fiscal 2004. As of July 31, 2004, $903,000 of contributions have been made. The Company anticipates no change in expected total contributions for fiscal 2004.

The Company has 401(k) savings plans which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation. The Company's savings plans' contribution expense was $780,000 and $1,225,000 for the thirteen weeks ending July 31, 2004 and August 31, 2003, respectively, and $1,807,000 and $2,275,000 for the twenty-six weeks ending July 31, 2004 and August 31, 2003, respectively.

On January 31, 2004, the Company amended and restated its Executive Supplemental Retirement Plan (SERP). This amendment converted the defined benefit plan to a defined contribution plan for certain unvested participants and all future participants. All vested participants will continue to accrue benefits according to the previous defined benefit formula. The Company's contribution expense for the defined contribution portion of the plan was $212,000 and $429,000 for the thirteen and twenty-six weeks ending
July 31, 2004, respectively.

NOTE 10. Net Earnings Per Share

                                  THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                 COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
                                       (in thousands, except per share amounts)
                                                       UNAUDITED


                                                                Thirteen weeks ended                Twenty-six weeks ended
                                                        -----------------------------------    ----------------------------------
                                                         July 31, 2004        Aug. 2, 2003      July 31, 2004        Aug. 2, 2003
                                                        --------------      ---------------    --------------        ------------
(a)  Net earnings (loss) from continuing operations
       before cumulative effect of change in
       accounting principle                                  $  14,649            $(13,579)       $    30,840            $(20,906)

     Adjustment for interest on convertible senior
       notes, net of income tax effect                           1,001                   -              2,003                   -
---------------------------------------------------------------------------------------------------------------------------------
(b)  Adjusted net earnings (loss) from continuing
       operations before cumulative effect
       of change in accounting principle                     $  15,650            $(13,579)       $    32,843            $(20,906)
---------------------------------------------------------------------------------------------------------------------------------

(c)  Average number of common shares outstanding
       during period                                            57,875              51,816             56,410              51,733

     Common shares assumed issued upon conversion of
       convertible senior notes                                  6,697                   -              6,697                   -

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price                   1,749                   -              1,847                   -
---------------------------------------------------------------------------------------------------------------------------------
(d)  Average number of common shares assumed
       outstanding during period                                66,321              51,816             64,954              51,733
---------------------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share:

     Net Earnings (Loss) From Continuing Operations
       Before Cumulative Effect of Change in
       Accounting Principle (a/c)                            $    0.25            $  (0.26)       $      0.55           $   (0.40)

     Discontinued Operations, Net of Tax                         (0.01)              (0.44)             (0.03)              (0.43)

     Cumulative Effect of Change in
       Accounting Principle, Net of Tax                              -                   -                  -               (0.05)
---------------------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share                              $    0.24            $  (0.70)       $      0.52           $   (0.88)
---------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss)Per share:

     Net Earnings (Loss) From Continuing Operations
       Before Cumulative Effect of Change in
       Accounting Principle (b/d)                            $    0.23            $  (0.26)       $      0.50           $   (0.40)

     Discontinued Operations, Net of Tax                         (0.01)              (0.44)             (0.02)              (0.43)

     Cumulative Effect of Change in
       Accounting Principle, Net of Tax                              -                   -                   -              (0.05)
---------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share                            $    0.22            $  (0.70)       $       0.48           $  (0.88)
---------------------------------------------------------------------------------------------------------------------------------

Adjustments for the convertible senior notes were anti-dilutive during the thirteen and twenty-six week periods ended August 2, 2003 and therefore excluded from the computation of diluted EPS. Options to purchase 944,000 and 939,000 shares of common stock were outstanding at July 31, 2004 and August 2, 2003, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares on such dates.

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

Components of the reserve for warranty costs for the twenty-six week period ending July 31, 2004 are as follows:

(dollar amounts in thousands)
------------------------------------------------------------------------
Beginning balance at January 31, 2004                     $        614

Additions related to current period sales                        4,024

Warranty costs incurred in current period                       (2,727)

Adjustments to accruals related to
  prior year sales                                                   -
------------------------------------------------------------------------
Ending Balance at July 31, 2004                           $      1,911
------------------------------------------------------------------------

NOTE 12.  Debt and Financing Arrangements

In the second quarter of 2004, the Company reclassified $100,000,000 aggregate principal amount of 7.00% notes with a stated maturity date of June 1, 2005 to current liabilities on the consolidated balance sheet.

In the second quarter of fiscal 2004, the Company prepaid $5,000,000 aggregate principal amount of 6.71% Medium-Term Notes with a stated maturity date of November 3, 2004.

In October 2001, the Company entered into a contractual commitment to purchase media advertising services with equal annual purchase requirements totaling $39,773,000 over four years. The minimum required purchases for 2004 and 2005 (the remaining two years of this commitment) are $8,112,000 and $7,457,000, respectively. During the second quarter of fiscal 2004, it was determined that the Company would be unable to meet this obligation for the 2004 contract year which ends on November 30, 2004. As a result, the Company recorded a $1,579,000 charge to selling, general and administrative expenses in the quarter ending July 31, 2004 related to the anticipated shortfall in this purchase commitment.

In May 2001, the Company sold certain operating assets for $14,000,000. The assets were leased back from the purchaser in a lease structured as a one-year term with three one-year renewal options. The resulting lease was accounted for as an operating lease and the gain of $3,817,000 from the sale of certain operating assets was deferred at the time of sale. In May 2004, the Company repurchased these assets for $5,468,000. The remaining deferred gain of $3,729,000 was netted against the purchase price of the repurchased assets resulting in a net book value of $1,739,000 recorded on the consolidated balance sheet as of July 31, 2004 for the repurchased assets.

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

In the first quarter of fiscal 2004, the Company entered into arrangements with certain of its vendors and banks to extend payment terms on certain merchandise purchases. Under this program, the bank makes payments to the vendor based upon a negotiated discount rate between the parties and the Company makes its payment of the full payable to the bank at the extended payment term. As of July 31, 2004, all obligations under these arrangements were fully satisfied and the agreement was terminated.

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

The following are consolidating balance sheets of the Company as of July 31, 2004 and January 31, 2004 and the related consolidating statements of operations for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003 and condensed consolidating statements of cash flows for the twenty-six weeks ended July 31, 2004 and August 2, 2003:


CONSOLIDATING BALANCE SHEET
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
July 31, 2004                                           Pep Boys    Guarantors   Subsidiaries      Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------


ASSETS
 Current Assets:
   Cash and cash equivalents                         $    64,968   $     9,229    $     9,696    $           -   $    83,893
   Accounts receivable, net                               21,729        18,626              -                -        40,355
   Merchandise inventories                               205,549       390,902              -                -       596,451
   Prepaid expenses                                       25,628        15,224          8,780          (16,918)       32,714
   Deferred income taxes                                   7,075        (1,234)         4,804                -        10,645
   Other                                                  18,984         7,457         49,672                -        76,113
   Assets held for disposal                                2,453           665              -                -         3,118
-----------------------------------------------------------------------------------------------------------------------------
      Total Current Assets                               346,386       440,869         72,952          (16,918)      843,289
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
  Land                                                    87,405       175,794              -                -       263,199
  Buildings and improvements                             311,968       596,171              -                -       908,139
  Furniture, fixtures and equipment                      288,910       307,587              -                -       596,497
  Construction in progress                                19,197            58              -                -        19,255
-----------------------------------------------------------------------------------------------------------------------------
                                                         707,480     1,079,610              -                -     1,787,090
  Less accumulated depreciation and amortization         356,049       450,818              -                -       806,867
-----------------------------------------------------------------------------------------------------------------------------
     Property and Equipment - Net                        351,431       628,792              -                -       980,223
-----------------------------------------------------------------------------------------------------------------------------
Investment in subsidiaries                             1,516,032             -      1,203,717       (2,719,749)            -

Intercompany receivable                                        -       451,033        353,729         (804,762)            -

Other                                                     49,251         3,275              -                -        52,526
-----------------------------------------------------------------------------------------------------------------------------
     Total Assets                                    $ 2,263,100   $ 1,523,969    $ 1,630,398    $  (3,541,429)  $ 1,876,038
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                  $   335,881   $         9    $         -    $           -   $   335,890
   Accrued expenses                                       38,572        84,854        138,323          (16,918)      244,831
   Current maturities of long-term debt and
    obligations under capital leases                     147,258             -              -                -       147,258
-----------------------------------------------------------------------------------------------------------------------------
      Total Current Liabilities                          521,711        84,863        138,323          (16,918)      727,979
-----------------------------------------------------------------------------------------------------------------------------
 Long-term debt and obligations under capital
  leases, less current maturities                        144,604           123              -                -       144,727
 Convertible long-term debt                              150,000             -              -                -       150,000
 Other long-term liabilities                               9,406        19,086              -                -        28,492
 Intercompany liabilities                                644,503       160,259              -         (804,762)            -
 Deferred income taxes                                    36,088        31,925              -                -        68,013
 Deferred gain on sale leaseback                              20            39              -                -            59
 Stockholders' Equity:
   Common stock                                           68,557         1,501            101           (1,602)       68,557
   Additional paid-in capital                            284,465       240,359        200,398         (440,757)      284,465
   Retained earnings                                     597,236       985,814      1,291,576       (2,277,390)      597,236
   Common stock subscriptions receivable                    (144)            -              -                -          (144)
   Accumulated other comprehensive income                  1,098             -              -                -         1,098
-----------------------------------------------------------------------------------------------------------------------------
                                                         951,212     1,227,674      1,492,075       (2,719,749)      951,212

 Less:
 Cost of shares in treasury                              135,180             -              -                -       135,180
 Cost of shares in benefits trust                         59,264             -              -                -        59,264
-----------------------------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                         756,768     1,227,674      1,492,075       (2,719,749)      756,768
-----------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity     $ 2,263,100   $ 1,523,969    $ 1,630,398    $  (3,541,429)  $ 1,876,038
-----------------------------------------------------------------------------------------------------------------------------



CONSOLIDATING BALANCE SHEET
(dollar amounts in thousands)

                                                                                      Non-
                                                                    Subsidiary     guarantor
January 31, 2004                                        Pep Boys    Guarantors   Subsidiaries      Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------


ASSETS
 Current Assets:
   Cash and cash equivalents                         $    43,929   $     9,070    $     7,985    $           -   $    60,984
   Accounts receivable, net                               14,573        15,989              -                -        30,562
   Merchandise inventories                               191,111       362,451              -                -       553,562
   Prepaid expenses                                       25,860        16,714         17,656          (20,750)       39,480
   Deferred income taxes                                   7,224         8,354          5,248                -        20,826
   Other                                                  17,891         7,457         55,748                -        81,096
   Assets held for disposal                                8,083         8,846              -                -        16,929
-----------------------------------------------------------------------------------------------------------------------------
      Total Current Assets                               308,671       428,881         86,637          (20,750)      803,439
-----------------------------------------------------------------------------------------------------------------------------
 Property and Equipment - at cost:
   Land                                                   87,484       176,423              -                -       263,907
   Buildings and improvements                            308,066       591,048              -                -       899,114
   Furniture, fixtures and equipment                     286,472       300,135              -                -       586,607
   Construction in progress                               12,800             -              -                -        12,800
-----------------------------------------------------------------------------------------------------------------------------
                                                         694,822     1,067,606              -                -     1,762,428
   Less accumulated depreciation and amortization        344,773       431,469              -                -       776,242
-----------------------------------------------------------------------------------------------------------------------------
      Property and Equipment - Net                       350,049       636,137              -                -       986,186
-----------------------------------------------------------------------------------------------------------------------------
 Investment in subsidiaries                            1,473,013             -      1,162,965       (2,635,978)            -

 Intercompany receivable                                       -       410,107        356,382         (766,489)            -

 Other                                                    48,240         3,158              -                -        51,398
-----------------------------------------------------------------------------------------------------------------------------
      Total Assets                                   $ 2,179,973   $ 1,478,283    $ 1,605,984    $  (3,423,217)  $ 1,841,023
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                  $   342,575   $         9    $         -    $           -   $   342,584
   Accrued expenses                                       43,670        85,790        158,855          (20,750)      267,565
   Current maturities of long-term debt and
    obligations under capital leases                     117,063             -              -                -       117,063
-----------------------------------------------------------------------------------------------------------------------------
      Total Current Liabilities                          503,308        85,799        158,855          (20,750)      727,212
-----------------------------------------------------------------------------------------------------------------------------
 Long-term debt and obligations under capital
  leases, less current maturities                        257,983            33              -                -       258,016
 Convertible long-term debt, less current maturities     150,000             -              -                -       150,000
 Other long-term liabilities                               9,952        18,850              -                -        28,802
 Intercompany liabilities                                607,168       159,321              -         (766,489)            -
 Deferred income taxes                                    34,811        22,681              -                -        57,492
 Deferred gain on sale leaseback                           1,157         2,750              -                -         3,907
 Stockholders' Equity:
   Common stock                                           63,911         1,501            101           (1,602)       63,911
   Additional paid-in capital                            177,317       240,359        200,398         (440,757)      177,317
   Retained earnings                                     577,793       946,989      1,246,630       (2,193,619)      577,793
   Accumulated other comprehensive loss                      (15)            -              -                -           (15)
-----------------------------------------------------------------------------------------------------------------------------
                                                         819,006     1,188,849      1,447,129       (2,635,978)      819,006

 Less:
 Cost of shares in treasury                              144,148             -              -                -       144,148
 Cost of shares in benefits trust                         59,264             -              -                -        59,264
-----------------------------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                         615,594     1,188,849      1,447,129       (2,635,978)      615,594
-----------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity     $ 2,179,973   $ 1,478,283    $ 1,605,984    $  (3,423,217)  $ 1,841,023
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)
                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirteen weeks ended July 31, 2004                      Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   169,204   $    319,512   $          -   $          -    $   488,716
Service Revenue                                           36,331         68,379              -              -        104,710
Other Revenue                                                  -              -          7,079         (7,079)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           205,535        387,891          7,079         (7,079)       593,426
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               121,124        224,770              -              -        345,894
Costs of Service Revenue                                  27,819         52,437              -              -         80,256
Costs of Other Revenue                                         -              -         10,326        (10,326)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  148,943        277,207         10,326        (10,326)       426,150
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       48,080         94,742             -               -        142,822
Gross Profit from Service Revenue                          8,512         15,942             -               -         24,454
Gross Loss from Other Revenue                                  -             -          (3,247)         3,247              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                 56,592        110,684         (3,247)         3,247        167,276
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              48,621         84,741             85          3,247        136,694
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                    7,971         25,943         (3,332)             -         30,582
Non-operating (Expense) Income                            (4,890)        12,670          5,104        (12,414)           470
Interest Expense                                          13,440          6,774              -        (12,414)         7,800
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings From Continuing Operations
  Before Income Taxes                                    (10,359)        31,839          1,772              -         23,252

Income Tax (Benefit) Expense                              (3,833)        11,781            655              -          8,603

Equity in Earnings of Subsidiaries                        20,494             -          20,774        (41,268)             -
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings From Continuing Operations                   13,968         20,058         21,891        (41,268)        14,649

Discontinued Operations, Net of Tax                         (171)          (681)            -               -           (852)

-----------------------------------------------------------------------------------------------------------------------------
Net Earnings                                         $    13,797    $    19,377    $    21,891   $    (41,268)   $    13,797
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)
                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirteen weeks ended August 2, 2003                     Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   154,518   $    296,767   $          -   $          -    $   451,285
Service Revenue                                           36,402         68,343              -              -        104,745
Other Revenue                                                  -              -          6,676         (6,676)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           190,920        365,110          6,676         (6,676)       556,030
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               119,374        225,529              -              -        344,903
Costs of Service Revenue                                  28,803         52,078              -              -         80,881
Costs of Other Revenue                                         -              -         10,762        (10,762)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  148,177        277,607         10,762        (10,762)       425,784
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       35,144         71,238             -               -        106,382
Gross Profit from Service Revenue                          7,599         16,265             -               -         23,864
Gross Loss from Other Revenue                                  -             -          (4,086)         4,086              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                 42,743         87,503         (4,086)         4,086        130,246
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              40,251         98,635             77          4,086        143,049
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                    2,492        (11,132)        (4,163)             -        (12,803)
Non-operating (Expense) Income                            (4,492)        12,305          4,557        (11,519)           851
Interest Expense                                          14,897          6,225              -        (11,519)         9,603
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings From Continuing Operations
  Before Income Taxes                                    (16,897)        (5,052)           394              -        (21,555)

Income Tax (Benefit) Expense                              (6,252)        (1,870)           146              -         (7,976)

Equity in Earnings of Subsidiaries                       (21,248)            -          (3,602)        24,850              -
-----------------------------------------------------------------------------------------------------------------------------
Net Loss From Continuing Operations                      (31,893)        (3,182)        (3,354)        24,850        (13,579)

Discontinued Operations, Net of Tax                       (4,488)       (18,314)            -               -        (22,802)

-----------------------------------------------------------------------------------------------------------------------------
Net Loss                                             $   (36,381)   $   (21,496)   $    (3,354)  $     24,850    $   (36,381)
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
Twenty-six weeks ended July 31, 2004                    Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   329,466   $   620,131    $         -    $          -    $   949,597
Service Revenue                                           73,249       136,713              -               -        209,962
Other Revenue                                                  -             -         14,149         (14,149)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           402,715       756,844         14,149         (14,149)     1,159,559
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               235,106       434,842              -               -        669,948
Costs of Service Revenue                                  54,244       104,123              -               -        158,367
Costs of Other Revenue                                         -             -         17,490         (17,490)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  289,350       538,965         17,490         (17,490)       828,315
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       94,360       185,289              -               -        279,649
Gross Profit from Service Revenue                         19,005        32,590              -               -         51,595
Gross Loss from Other Revenue                                  -             -         (3,341)          3,341              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                113,365       217,879         (3,341)          3,341        331,244
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              95,563       167,157            195           3,341        266,256
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                   17,802        50,722         (3,536)              -         64,988
Non-operating (Expense) Income                            (9,365)       24,982         10,194         (24,749)         1,062
Interest Expense                                          29,448        12,399              -         (24,749)        17,098
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings From Continuing Operations
  Before Income Taxes                                    (21,011)       63,305          6,658               -         48,952

Income Tax (Benefit) Expense                              (7,774)       23,423          2,463               -         18,112

Equity in Earnings of Subsidiaries                        43,018             -         40,753         (83,771)             -
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings From Continuing
 Operations                                               29,781        39,882         44,948         (83,771)        30,840

Discontinued Operations, Net of Tax                         (324)       (1,059)             -               -         (1,383)
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings                                         $    29,457    $   38,823     $   44,948    $    (83,771)   $    29,457
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
Twenty-six weeks ended August 2, 2003                   Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   296,766   $   565,651    $         -    $          -    $   862,417
Service Revenue                                           71,577       132,946              -               -        204,523
Other Revenue                                                  -             -         13,351         (13,351)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           368,343       698,597         13,351         (13,351)     1,066,940
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               220,344       414,899              -               -        635,243
Costs of Service Revenue                                  54,644       101,009              -               -        155,653
Costs of Other Revenue                                         -             -         17,967         (17,967)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  274,988       515,908         17,967         (17,967)       790,896
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       76,422       150,752              -               -        227,174
Gross Profit from Service Revenue                         16,933        31,937              -               -         48,870
Gross Loss from Other Revenue                                  -             -         (4,616)          4,616              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                 93,355       182,689         (4,616)          4,616        276,044
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              84,010       202,045            155           4,616        290,826
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                    9,345       (19,356)        (4,771)              -        (14,782)
Non-operating (Expense) Income                            (8,589)       24,337          9,815         (23,662)         1,901
Interest Expense                                          32,874        11,092              -         (23,662)        20,304
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings From Continuing Operations
  Before Income Taxes and Cumulative Effect
  of Change in Accounting Principle                      (32,118)       (6,111)         5,044               -        (33,185)

Income Tax (Benefit) Expense                             (11,884)       (2,261)         1,866               -        (12,279)

Equity in Earnings of Subsidiaries                       (20,598)            -         (1,478)         22,076              -
-----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings From Continuing
 Operations Before Cumulative Effect of
 Change in Accounting Principle                          (40,832)       (3,850)         1,700          22,076        (20,906)

Discontinued Operations, Net of Tax                       (3,867)      (18,341)             -               -        (22,208)

Cumulative Effect of Change in
 Accounting Principle, Net of Tax                           (899)       (1,585)             -               -         (2,484)
-----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings                                  $   (45,598)   $  (23,776)    $    1,700    $     22,076    $   (45,598)
-----------------------------------------------------------------------------------------------------------------------------



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollar amount in thousands)
(unaudited)

                                                                                            Non-
                                                                      Subsidiary       guarantor
Twenty-six weeks ended July 31, 2004                   Pep Boys       Guarantors    Subsidiaries      Elimination   Consolidated
---------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net earnings                                      $   29,457     $      38,823    $     44,948    $     (83,771)   $    29,457
  Net loss from discontinued operations                   (324)           (1,059)              -                -         (1,383)
---------------------------------------------------------------------------------------------------------------------------------
  Net Earnings from Continuing Operations               29,781            39,882          44,948          (83,771)        30,840
  Adjustments to Reconcile Net Earnings from
    Continuing Operations to Net Cash (Used In)
    Provided by Continuing Operations:
     Non-cash operating activities                     (27,312)           39,301         (40,310)          83,771         55,450
     Change in operating assets and
       liabilities                                     (28,417)          (30,221)         (5,580)               -        (64,218)
---------------------------------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by continuing
     operations                                        (25,948)           48,962            (942)               -         22,072
  Net Cash used in discontinued operations                (134)           (1,594)              -                -         (1,728)
---------------------------------------------------------------------------------------------------------------------------------
  Net Cash (Used in) Provided by
     Operating Activities                              (26,082)           47,368            (942)               -         20,344

Cash Flows from Investing Activities:
  Net Cash Used in Investing Activities                (11,501)           (5,344)              -                -        (16,845)

Cash Flows from Financing Activities:
  Net Cash Provided by (Used in)
     Financing Activities                               58,622           (41,865)          2,653                -         19,410
---------------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                    21,039               159           1,711                -         22,909
Cash and Cash Equivalents at Beginning of Period        43,929             9,070           7,985                -         60,984
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period           $  64,968     $       9,229    $      9,696    $           -    $    83,893
---------------------------------------------------------------------------------------------------------------------------------





CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollar amount in thousands)
(unaudited)

                                                                                            Non-
                                                                      Subsidiary       guarantor
Twenty-six weeks ended August 2, 2003                  Pep Boys       Guarantors    Subsidiaries      Elimination   Consolidated
---------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net (loss) earnings                               $  (45,598)    $     (23,776)   $      1,700    $      22,076    $   (45,598)
  Net loss from discontinued operations                 (3,867)          (18,341)              -                -        (22,208)
---------------------------------------------------------------------------------------------------------------------------------
  Net (Loss) Earnings from continuing
   operations                                          (41,731)           (5,435)          1,700           22,076        (23,390)
  Adjustments to Reconcile Net (Loss)
    Earnings from Continuing Operations to
    Net Cash Provided by Continuing Operations:
     Non-cash operating activities                      27,516            (6,453)          2,046          (22,076)         1,033
     Change in operating assets and
       liabilities                                      80,699            69,346           5,147                -        155,192
---------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by continuing operations            66,484            57,458           8,893                -        132,835
  Net Cash provided by discontinued operations           2,084             2,507               -                -          4,591
---------------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided by Operating Activities             68,568            59,965           8,893                -        137,426

Cash Flows from Investing Activities:
  Net Cash Used in Investing Activities                (17,000)           (2,468)              -                -        (19,468)

Cash Flows from Financing Activities:
  Net Cash (Used in) Provided by
     Financing Activities                              (36,048)          (57,046)            461                -        (92,633)
---------------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                    15,520               451           9,354                -         25,325
Cash and Cash Equivalents at Beginning of Period        32,654             9,714             402                -         42,770
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period           $  48,174     $      10,165    $      9,756    $           -    $    68,095
---------------------------------------------------------------------------------------------------------------------------------


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


NOTE 15. Sale of Common Stock

On March 24, 2004, the Company sold 4,646,464 shares of common stock (par value $1 per share) at a price of $24.75 per share for net proceeds of $108,854,000.

NOTE 16. Comprehensive Income

The following are the components of comprehensive income (loss):


                                     Thirteen weeks ended              Twenty-six weeks ended
                               ---------------------------------   ----------------------------------
(Amounts in thousands)         July 31, 2004      August 2, 2003     July 31, 2004     August 2, 2003
-----------------------------------------------------------------------------------------------------

Net earnings (loss)            $      13,797      $     (36,381)   $      29,457      $      (45,598)

Other comprehensive
 income, net of tax:

  Derivative financial
   instrument adjustments                 53              3,900            1,113               3,900
-----------------------------------------------------------------------------------------------------

Comprehensive income (loss)    $      13,850      $     (32,481)   $      30,570      $      (41,698)
-----------------------------------------------------------------------------------------------------


The components of accumulated other comprehensive income (loss) are:


                              July 31,      January 31,
                                 2004             2004
                             -----------   -------------

Derivative financial
 instrument adjustment,
 net of tax                  $   2,502      $    1,389

Minimum pension liability
 adjustment, net of tax         (1,404)         (1,404)
                             -----------   -------------
                             $   1,098      $      (15)
                             -----------   -------------

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

For the thirteen and twenty-six weeks ended July 31, 2004, our comparative sales increased by 6.9% and 8.8%, respectively, compared to (1.7)% and (3.5)% for the thirteen and twenty-six weeks ended August 2, 2003, respectively. This increase in comparable sales is due primarily to new product offerings and increased overall foot traffic at our stores.

On March 24, 2004, we successfully completed a common stock offering for net proceeds of $108,854,000. We have used the proceeds from this stock sale to repay the outstanding balance under our revolving credit facility (which was used along with cash to repay the $57,000,000 aggregate principal amount of medium term notes that matured on March 3, 2004 and March 10, 2004) and to prepay $20,919,000 aggregate principal amount outstanding under our senior secured (equipment and real estate) credit facility. The remaining balance will be applied to store redesigns.

During the second quarter of fiscal 2004, we continued to reinvest in our existing stores to completely redesign their interiors and enhance their exterior appeal. Our new interior design features four distinct merchandising worlds: accessories (fashion, electronic and performance merchandise), maintenance (hard parts and chemicals), garage (repair shop and travel) and service (including tire, wheel and accessory installation). We believe that this layout provides customers with a clear and concise way of finding what they need and will promote cross-selling. The most important of these changes is to move all of our service desks and waiting areas inside the retail stores adjacent to our tire offering displays. Modifications to the exterior of our stores are designed to increase customer traffic.

The following discussion explains the material changes in our results of operations for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003 and the significant developments affecting our financial condition since January 31, 2004. We strongly recommend that you read our audited financial statements and footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES - July 31, 2004
------------------------------------------------

For the twenty-six weeks ended July 31, 2004, we increased our cash and cash equivalents by $22,909,000 from the balance at January 31, 2004. This increase was due primarily to the net proceeds from our March 24, 2004 common stock offering offset, in part, by a decrease in accounts payable, an increase in merchandise inventories, reductions of long-term debt and the payment of the legal settlement discussed below in the first quarter of 2004.

We have used the $108,854,000 net proceeds from the common stock offering to repay the outstanding balance under our existing line of credit (which was used along with cash from operations to repay the $57,000,000 aggregate principal amount of medium term notes that matured on March 3, 2004 and March 10, 2004) and to prepay $20,919,000 aggregate principal amount outstanding under our senior secured (equipment and real estate) credit facility in the first quarter of 2004. The remaining balance will be applied to store redesigns.

Our cash requirements arise principally from capital expenditures related to existing stores, offices and warehouses and from the purchase of inventory. The primary capital expenditures for the twenty-six weeks ended July 31, 2004 were attributed to capital maintenance of our existing stores and offices including store redesigns. During this period, we invested $28,830,000 in property and equipment, which is a 35% increase from the amount invested in the same period in the previous fiscal year. We estimate that capital expenditures related to existing stores, warehouses and offices during the remainder of fiscal 2004 will be approximately $64,522,000, related primarily to the redesign of our existing stores.

We anticipate that our net cash provided by operating activities, the net proceeds from our common stock offering and our existing line of credit will exceed our principal cash requirements for capital expenditures and inventory purchases in fiscal 2004.

Working Capital increased from $76,227,000 at January 31, 2004 to $115,310,000 at July 31, 2004. At July 31, 2004, we had stockholders' equity of $756,768,000 and long-term debt, net of current maturities, of $294,727,000. Our long-term debt was 28% of our total capitalization at July 31, 2004 and 40% at January 31, 2004. As of July 31, 2004, we had an available line of credit totaling $183,704,000.

In the second quarter of 2004, we reclassified $100,000,000 aggregate principal amount of 7.00% notes with a stated maturity date of June 1, 2005 to current liabilities on the consolidated balance sheet. We anticipate that we will repurchase these notes with cash from operations and borrowing against our existing line of credit.

In the second quarter of fiscal 2004, we prepaid $5,000,000 aggregate principal amount of 6.71% Medium-Term Notes with a stated maturity date of November 3, 2004 from cash from operations.

In October 2001, we entered into a contractual commitment to purchase media advertising services with equal annual purchase requirements totaling $39,773,000 over four years. The minimum required purchases for 2004 and 2005 (the remaining two years of this commitment) are $8,112,000 and $7,457,000 respectively. During the second quarter of fiscal 2004, it was determined that we would be unable to meet this obligation for the 2004 contract year which ends on November 30, 2004. As a result, we recorded a $1,579,000 charge to selling, general and administrative expenses in the quarter ended July 31, 2004 related to the anticipated shortfall in this purchase commitment.

In May 2001, we sold certain operating assets for $14,000,000. The assets were leased back from the purchaser in a lease structured as a one-year term with three one-year renewal options. The resulting lease was accounted for as an operating lease and the gain of $3,817,000 from the sale of certain operating assets was deferred at the time of sale. In May 2004, we repurchased these assets for $5,468,000. The remaining deferred gain of $3,729,000 was netted against the purchase price of the repurchased assets resulting in a net book value of $1,739,000 recorded on the consolidated balance sheet as of July 31, 2004 for the repurchased assets.

In the first quarter of fiscal 2004, we prepaid $20,919,000 aggregate principal amount of our senior secured (equipment and real estate) credit facility with a stated maturity date of July 1, 2006. This prepayment was funded out of cash from operations and our existing revolving credit facility.

In the first quarter of fiscal 2004, we retired $32,000,000 aggregate principal amount of 6.75% Medium-Term Notes with a stated maturity date of March 10, 2004 and $25,000,000 aggregate principal amount of 6.65% Medium-Term Notes with a stated maturity date of March 3, 2004. These notes were retired with cash from operations and our existing line of credit.

In the first quarter of fiscal 2004, we entered into arrangements with certain of our vendors and banks to extend payment terms on certain merchandise purchases. Under this program, the bank makes payments to the vendor based upon a negotiated discount rate between the parties and we make our payment of the full payable to the bank at the extended payment term. As of July 31, 2004, all obligations under these arrangements were fully satisfied and the agreement was terminated.

In the third quarter of 2003, we reached an agreement, through binding arbitration, to settle the consolidated action entitled "Dubrow et al vs. The Pep Boys - Manny Moe & Jack". The two consolidated actions, originally filed on March 29, 2000 and July 25, 2000 in the California Superior Court in Orange County, involved former and current store management employees who claimed that they were improperly classified as exempt from the overtime provisions of California law and sought to be compensated for all overtime hours worked. We paid the settlement in the first quarter of fiscal 2004 from cash from operations and our existing line of credit.


OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

There have been no material changes to off-balance sheet arrangements as reflected in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.


RESTRUCTURING
-------------
Building upon the Profit Enhancement Plan launched in October 2000, we conducted a comprehensive review of our operations including individual store performance, the entire management infrastructure and our merchandise and service offerings. On July 31, 2003, we announced several initiatives aimed at realigning our business and continuing to improve upon our profitability. These actions, including the disposal and sublease of the properties, were substantially completed by July 31 ,2004 and costs were approximately $71,300,000. We are accounting for these initiatives in accordance with the provisions of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

Reserve Summary

The following chart details the reserve balances through July 31, 2004. The reserve includes remaining rent on leases net of sublease income, other contractual obligations associated with leased properties and employee severance.


(dollar amounts                                Lease       Contractual
 in thousands)                    Severance    Expenses    Obligations  Total
---------------------------------------------------------------------------------
Reserve balance
  at Jan. 31, 2004                 $   373    $ 2,368     $   463       $  3,204

Provision for present
  value of liabilities                   -         80          90            170

Changes in assumptions
  about future sublease
  income, lease termination
  and severance                          -        272           -            272

Cash payments                         (215)      (473)       (302)          (990)

---------------------------------------------------------------------------------
Reserve balance at
  July 31, 2004                    $   158    $ 2,247     $   251       $  2,656
---------------------------------------------------------------------------------


In accordance with SFAS No. 144, our discontinued operations reflect the operating results for the 33 stores closed on July 31, 2003 as part of our corporate restructuring.

Additionally, we have classified certain assets as assets held for disposal on its consolidated balance sheets. As of July 31, 2004 and January 31, 2004, these assets were as follows:



(Dollar amounts in thousands)         July 31, 2004     Jan. 31, 2004
-------------------------------------------------------------------------------
Land                                      $  2,012          $  8,954

Building and improvements                    1,106             7,975
-------------------------------------------------------------------------------
Assets held for disposal                  $  3,118          $ 16,929
-------------------------------------------------------------------------------

Six of our closed stores remained unsold as of July 31, 2004. Three of the properties are without signed agreements of sale and were reclassified in the second quarter of fiscal 2004 to assets held for use at market value, which is lower than cost adjusted for depreciation. The other three properties have signed agreements of sale as of July 31, 2004 and therefore will remain in assets held for disposal until the completion of those sales.

During the second quarter of 2004, we sold assets held for disposal for proceeds of $3,652,000 resulting in a loss of $157,000 which was recorded in discontinued operations on the consolidated statement of operations.

During the first quarter of 2004, we sold assets held for disposal for proceeds of $6,879,000 resulting in a gain of $172,000 which was recorded in discontinued operations on the consolidated statement of operations.


Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
----------------------------------------------------------------------------------------------------------------
Thirteen weeks ended                                     July 31, 2004        Aug. 2, 2003       Fiscal 2004 vs.
                                                         (Fiscal 2004)       (Fiscal 2003)        Fiscal 2003
----------------------------------------------------------------------------------------------------------------
Merchandise Sales                                              82.4%               81.2%                  8.3 %
Service Revenue (1)                                            17.6                18.8                   0.0
----------------------------------------------------------------------------------------------------------------
Total Revenues                                                100.0               100.0                   6.7
----------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales (2)                                 70.8 (3)            76.4 (3)               0.3
Costs of Service Revenue (2)                                   76.6 (3)            77.2 (3)              (0.8)
----------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                        71.8                76.6                   0.1
----------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                            29.2 (3)            23.6 (3)              34.3
Gross Profit from Service Revenue                              23.4 (3)            22.8 (3)               2.5
----------------------------------------------------------------------------------------------------------------
Total Gross Profit                                             28.2                23.4                  28.4
----------------------------------------------------------------------------------------------------------------
Selling, General and Administrative
Expenses                                                       23.0                25.7                  (4.4)
----------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                         5.2                (2.3)                338.9
Non-operating Income                                            0.0                 0.1                 (44.8)
Interest Expense                                                1.3                 1.7                 (18.8)
----------------------------------------------------------------------------------------------------------------
Earnings (Loss) from Continuing Operations
Before Income Taxes                                             3.9                (3.9)                207.9

Income Tax Expense (Benefit)                                   37.0 (4)            37.0 (4)            (207.9)
----------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) from Continuing
Operations                                                      2.5                (2.4)                207.9

Discontinued Operations, Net of Tax                            (0.2)               (4.1)                 96.3

Net Earnings (Loss)                                             2.3                (6.5)                137.9
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

Thirteen Weeks Ended July 31, 2004 vs. Thirteen Weeks Ended August 2, 2003
-----------------------------------------------------------------------------

Total revenues for the second quarter increased 6.7%. This increase was due primarily to an increase in comparable revenues (revenues generated by locations in operation during the same period) of 6.9%. Comparable merchandise sales increased 8.4% while comparable service revenue increased 0.3%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 29.2% in fiscal 2004 from 23.6% in fiscal 2003. This was a 34.3% or $36,440,000 increase from the prior year. This increase, as a percentage of merchandise sales, was due primarily to an increase in merchandise margins and a decrease in store occupancy costs offset, in part, by an increase in warehousing costs. The increase in merchandise margins was primarily due to the impact of a $24,580,000 inventory write-down made in the second quarter of fiscal 2003 associated with the corporate restructuring. The decrease in store occupancy costs, as a percentage of merchandise sales, was due to the impact of a charge made in 2003 for an asset impairment of $2,121,000 coupled with lower rent, utilities and building maintenance expenses, as a percentage of merchandise sales. The increase in warehousing costs, as a percentage of merchandise sales, was a result of increased hauling and public storage costs.

Selling, general and administrative expenses decreased, as a percentage of total revenues, to 23.0% in fiscal 2004 from 25.7% in fiscal 2003. This decrease, as a percentage of total revenues, was due primarily to a decrease in general office costs offset, in part, by an increase in net media expenses. The decrease in general office costs was due primarily to the impact of charges made in the second quarter 2003 of $6,500,000 and $5,613,000 for litigation expenses and costs associated with the corporate restructuring, respectively. The increase in net media expense, as a percentage of total revenues, was due primarily to a decrease in cooperative advertising.

Interest expense decreased 18.8% or $1,803,000 due primarily to lower debt levels.

Results from discontinued operations for the second quarter of 2004 was a loss of $852,000 (net of tax) compared to a loss of $22,802,000 (net of tax) in the second quarter of fiscal 2003. The loss recorded in the second quarter of fiscal 2004 is primarily related to changes in estimated market values for assets held for disposal and lease and maintenance costs related to stores closed in the second quarter of fiscal 2003. The loss in fiscal 2003 was due primarily to the charge associated with the closure of those stores.

Net earnings increased, as a percentage of total revenues, due primarily to an increase in gross profit from merchandise sales, as a percentage of merchandise sales, a decrease in selling, general and administrative expenses and interest expense, as a percentage of total revenues, and the decrease in the loss from discontinued operations.

Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
----------------------------------------------------------------------------------------------------------------
Twenty-six weeks ended                                   July 31, 2004        Aug. 2, 2003       Fiscal 2004 vs.
                                                         (Fiscal 2004)       (Fiscal 2003)        Fiscal 2003
----------------------------------------------------------------------------------------------------------------
Merchandise Sales                                              81.9%               80.8%                 10.1 %
Service Revenue (1)                                            18.1                19.2                   2.7
----------------------------------------------------------------------------------------------------------------
Total Revenues                                                100.0               100.0                   8.7
----------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales (2)                                 70.6 (3)            73.7 (3)               5.5
Costs of Service Revenue (2)                                   75.4 (3)            76.1 (3)               1.7
----------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                        71.4                74.1                   4.7
----------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                            29.4 (3)            26.3 (3)              23.1
Gross Profit from Service Revenue                              24.6 (3)            23.9 (3)               5.6
----------------------------------------------------------------------------------------------------------------
Total Gross Profit                                             28.6                25.9                  20.0
----------------------------------------------------------------------------------------------------------------
Selling, General and Administrative
Expenses                                                       23.0                27.3                  (8.4)
----------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                         5.6                (1.4)                539.6
Non-operating Income                                            0.1                 0.2                 (44.1)
Interest Expense                                                1.5                 1.9                 (15.8)
----------------------------------------------------------------------------------------------------------------
Earnings (Loss) from Continuing Operations
Before Income Taxes and Cumulative Effect
of Change in Accounting Principle                               4.2                (3.1)                247.5

Income Tax (Benefit) Expense                                   37.0 (4)            37.0 (4)             247.5
----------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) from Continuing
 Operations and Cumulative Effect of
 Change in Accounting Principle                                 2.6                (2.0)                247.5

Discontinued Operations, Net of Tax                            (0.1)               (2.1)                 93.8

Cumulative Effect of Change in
 Accounting Principle, Net of Tax                               0.0                (0.2)                100.0

Net Earnings (Loss)                                             2.5                (4.3)                164.6
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

Twenty-six Weeks Ended July 31, 2004 vs. Twenty-six Weeks Ended August 2, 2003
-------------------------------------------------------------------------------

Total revenues for the first twenty-six weeks increased 8.7%. This increase was due primarily to an increase in comparable revenues (revenues generated by locations in operation during the same period) of 8.8%. Comparable merchandise sales increased 10.3%, while comparable service revenue increased 2.8%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 29.4% in fiscal 2004 from 26.3% in fiscal 2003. This was a 23.1% or $52,476,000 increase from the prior year. This increase, as a percentage of merchandise sales, was due primarily to an increase in merchandise margins and a decrease in store occupancy costs offset, in part, by an increase in warehousing costs. The increase in merchandise margins was primarily due to the impact of a $24,580,000 inventory write-down made in the second quarter of fiscal 2003 associated with the corporate restructuring. The decrease in store occupancy costs, as a percentage of merchandise sales, was due to the impact of a charge made in 2003 for an asset impairment of $2,121,000 coupled with lower rent, utilities and building maintenance expenses, as a percentage of merchandise sales. The increase in warehousing costs, as a percentage of merchandise sales, was a result of increased hauling and public storage costs.

Selling, general and administrative expenses decreased, as a percentage of total revenues, to 23.0% in fiscal 2004 from 27.3% in fiscal 2003. This was an 8.4% or $24,570,000 decrease from the prior year. This decrease, as a percentage of total revenues, was due primarily to a decrease in general office costs and employee benefits offset, in part, by an increase in net media expenses. The decrease in general office costs was due primarily to the impact of charges made in fiscal 2003 of $26,500,000 and $5,613,000 for litigation expenses and costs associated with the corporate restructuring, respectively. The decrease in employee benefits is due primarily to the impact of a charge made in 2003 for the settlement of a retirement plan obligation. The increase in net media expense, as a percentage of total revenues was due primarily to a decrease in cooperative advertising.

Interest expense decreased 15.8% or $3,206,000 due primarily to lower debt levels.

Results from discontinued operations for 2004 was a loss of $1,383,000 (net of tax) compared to a loss of $22,208,000 (net of tax) in 2003. The change was due primarily to the discontinued stores being in operation through the second quarter of 2003. The loss in 2004 is primarily related to changes in estimated market values of assets held for disposal and lease and maintenance costs related to stores closed in the second quarter of 2003. The loss in fiscal 2003 was due primarily to the charge associated with the closure of those stores.

Net earnings increased, as a percentage of total revenues, due primarily to an increase in gross profit from merchandise sales, as a percentage of merchandise sales, a decrease in selling, general and administrative expenses and a decrease in interest expense, as a percentage of total revenues coupled with a decrease in the loss from discontinued operations and the impact of a net charge for the cumulative effect of a change in accounting principle for the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" recorded in fiscal 2003.

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

                                                                    Thirteen weeks ended            Twenty-six weeks ended
                                                                 ----------------------------   -----------------------------
                                                                 July 31, 2004  Aug. 31, 2003   July 31, 2004   Aug. 31, 2003
                                                                 -------------  -------------   -------------   -------------
(Dollar amounts in thousands)                                        Amount         Amount         Amount           Amount
-----------------------------------------------------------------------------------------------------------------------------

Retail Revenues                                                    $ 359,613      $ 307,955     $   696,662     $   594,308
Service Center Revenues                                              233,813        248,075         462,898         472,632
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                                     $ 593,426      $ 556,030     $ 1,159,560     $ 1,066,940
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Retail Revenues (1)                              $ 100,962      $  64,458     $   199,462     $   141,766
Gross Profit from Service Center Revenues (1)                         66,314         65,788         131,782         134,278
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                                 $ 167,276      $ 130,246     $   331,244     $   276,044
-----------------------------------------------------------------------------------------------------------------------------

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





NEW ACCOUNTING STANDARDS
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an Amendment of FASB Statement
No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. We have adopted the disclosure requirements of this statement. In March 2004, the FASB issued a proposed SFAS - "Share-based Payment: an Amendment of FASB Statements No. 123 and 95." The proposed standard would require companies to expense share-based payments to employees, including stock options, based on the fair value of the award at the grant date. The proposed statement would eliminate the intrinsic value method of accounting for stock-based compensation permitted by APB (Accounting Principles Board) No. 25, "Accounting for Stock Issued to Employees," which we currently follow. We will continue to monitor the actions of the FASB and assess the impact, if any, on our consolidated financial statements.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, risk participation agreements and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to "Critical Accounting Policies and Estimates" as reported in the Company's Form 10-K for the year ended
January 31, 2004, which disclosures are hereby incorporated by reference.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement, changes in the London Interbank Offered Rate (LIBOR) could affect the rates at which the Company could borrow funds thereunder. At July 31, 2004, the Company had outstanding borrowings of $187,000 under this facility. Additionally, we have $132,000,000 of real estate operating leases which vary based on changes in LIBOR. We have entered into an interest rate swap, which was designated as a cash flow hedge to convert the variable LIBOR portion of these lease payments to a fixed rate of 2.90% and terminates on July 1,2008. If the critical terms of the interest rate swap or the hedge item do not change, the interest rate swap will be considered to be highly effective with all changes in fair value included in other comprehensive income. As of July 31, 2004, the fair value of the interest rate swap was $3,961,000 ($2,502,000 net of tax) and this change in value was included in accumulated other comprehensive income on the consolidated balance sheet.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.


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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          An annual meeting of shareholders was held on June 2, 2004. The shareholders elected the directors shown below.

          Directors Elected at Annual Meeting of Shareholders
          ----------------------------------------------------

          Name                         Votes For         Votes Withheld
          ----                         ---------         --------------
          Benjamin Strauss            42,690,487           16,227,167

          Bernard J. Korman           44,635,995           14,281,657

          J. Richard Leaman, Jr.      44,545,663           14,371,990

          Malcolmn D. Pryor           43,378,654           15,538,999

          Peter A. Bassi              43,506,989           15,410,665

          Jane Scaccetti              44,558,394           14,359,259

          John T. Sweetwood           44,673,554           14,244,099

          William Leonard             43,544,111           15,373,543

          Lawrence N. Stevenson       57,917,928              999,726

          M. Shan Atkins              58,128,501              789,156
          ....................................................................

          The shareholders also voted on the appointment of the Company's independent auditors, Deloitte & Touche, LLP, with 58,153,631 affirmative votes, 700,407 negative votes and 63,607 abstentions.
          ....................................................................

          The shareholders also voted on an amendment to the Company's Annual Incentive Bonus Plan with 57,108,522 affirmative votes, 1,315,507 negative votes and 493,604 abstentions.
          ....................................................................

          The shareholders also voted on a shareholder proposal regarding the Company's Shareholder Rights Plan with 36,594,682 affirmative votes, 12,493,001 negative votes, 655,463 abstentions and 9,174,499 broker nonvotes.
          ....................................................................

Item 5.   Other Information
          None.

Item 6.   Exhibits

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


                                  THE PEP BOYS - MANNY, MOE & JACK
                                  --------------------------------
                                                      (Registrant)

Date: September 9, 2004              by: /s/ Harry F. Yanowitz
      -----------------------            --------------------------

                                           Harry F. Yanowitz
                                           Chief Financial Officer

INDEX TO EXHIBITS
-----------------
(31.1)   Certification of Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

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