Form 10-Q
period 2004-10-30
PEP BOYS MANNY MOE & JACK
filed 2004-12-07
CIK 77449

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q

(Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended October 30, 2004

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


As of November 27, 2004 there were 54,987,786 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------
Index                                                         Page
-------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            October 30, 2004 and January 31, 2004                  3

            Consolidated Statements of Operations -
            Thirteen and Thirty-nine weeks ended
            October 30, 2004 and November 1, 2003                  4

            Consolidated Statements of
            Cash Flows - Thirty-nine weeks ended
            October 30, 2004 and November 1, 2003                  5

            Notes to Condensed Consolidated
            Financial Statements                                6-20

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                           21-30

Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk                                   31

Item 4.   Controls and Procedures                                 31




PART II - OTHER INFORMATION
---------------------------

    Item 1.    Legal Proceedings                                  32

    Item 2.    Unregistered Sales of Equity Securities
                and Use of Proceeds                               33

    Item 3.    Defaults Upon Senior Securities                    33

    Item 4.    Submission of Matters to a Vote of
               Security Holders                                   33

    Item 5.    Other Information                                  34

    Item 6.    Exhibits                                           34



SIGNATURES                                                        35

INDEX TO EXHIBITS                                                 36

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Condensed Consolidated Financial Statements (Unaudited)

                              THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                            (dollar amounts in thousands, except per share amounts)
                                                UNAUDITED

                                                                     Oct. 30, 2004      Jan. 31, 2004*
------------------------------------------------------------------------------------------------------
ASSETS
 Current Assets:
   Cash and cash equivalents                                          $   35,185          $   60,984
   Accounts receivable, net                                               40,827              30,562
   Merchandise inventories                                               611,645             553,562
   Prepaid expenses                                                       25,049              39,480
   Deferred income taxes                                                       -              20,826
   Other                                                                 116,342              81,096
   Assets held for disposal                                                2,185              16,929
------------------------------------------------------------------------------------------------------
      Total Current Assets                                               831,233             803,439
------------------------------------------------------------------------------------------------------
 Property and Equipment-at cost:
   Land                                                                  263,201             263,907
   Buildings and improvements                                            909,752             899,114
   Furniture, fixtures and equipment                                     606,183             586,607
   Construction in progress                                               31,101              12,800
------------------------------------------------------------------------------------------------------
                                                                       1,810,237           1,762,428
   Less accumulated depreciation and amortization                        823,017             776,242
------------------------------------------------------------------------------------------------------
      Property and Equipment - Net                                       987,220             986,186
------------------------------------------------------------------------------------------------------
 Other                                                                    51,769              51,398
------------------------------------------------------------------------------------------------------
      Total Assets                                                    $1,870,222          $1,841,023
------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                                   $  307,921          $  342,584
   Accrued expenses                                                      246,707             267,565
   Current deferred taxes                                                 20,164                   -
   Current maturities of long-term debt and obligations
     under capital leases                                                147,171             117,063
------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                          721,963             727,212
------------------------------------------------------------------------------------------------------
 Long-term debt and obligations under capital leases,
   less current maturities                                               180,253             258,016
 Convertible long-term debt                                              150,000             150,000
 Other long-term liabilities                                              28,321              28,802
 Deferred income taxes                                                    68,488              57,492
 Deferred gain on sale leaseback                                              53               3,907
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
     Authorized 500,000,000 shares; Issued  68,557,041
      and 63,910,577 shares                                               68,557              63,911
   Additional paid-in capital                                            284,660             177,317
   Retained earnings                                                     600,495             577,793
   Common stock subscriptions receivable                                     (82)                  -
   Accumulated other comprehensive loss                                     (284)                (15)
------------------------------------------------------------------------------------------------------
                                                                         953,346             819,006

 Less cost of shares in treasury - 11,319,985 shares
  and 8,928,159 shares                                                   172,938             144,148
 Less cost of shares in benefits trust - 2,195,270 shares                 59,264              59,264
------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                         721,144             615,594
------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                      $1,870,222          $1,841,023
------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

* Taken from the audited financial statements at January 31, 2004.

                                      3

                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                       (dollar amounts in thousands, except per share amounts)
                                              UNAUDITED

                                             Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                          ---------------------------    -----------------------------
                                         Oct. 30, 2004   Nov. 1, 2003    Oct. 30, 2004    Nov. 1, 2003
                                         -------------   ------------    --------------   ------------
                                             Amount         Amount            Amount         Amount
------------------------------------------------------------------------------------------------------
Merchandise Sales                         $ 456,814      $ 435,055        $ 1,406,411    $ 1,297,472
Service Revenue                             102,384        102,636            312,346        307,159
------------------------------------------------------------------------------------------------------
Total Revenues                              559,198        537,691          1,718,757      1,604,631
------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                  328,088        301,871            998,036        937,114
Costs of Service Revenue                     79,109         76,333            237,476        231,986
------------------------------------------------------------------------------------------------------
Total Costs of Revenues                     407,197        378,204          1,235,512      1,169,100
------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales         128,726        133,184            408,375        360,358
Gross Profit from Service Revenue            23,275         26,303             74,870         75,173
------------------------------------------------------------------------------------------------------
Total Gross Profit                          152,001        159,487            483,245        435,531
------------------------------------------------------------------------------------------------------
Selling, General and Administrative
 Expenses                                   132,524        130,034            398,780        420,860
------------------------------------------------------------------------------------------------------
Operating Profit                             19,477         29,453             84,465         14,671
Non-operating Income                          1,089            786              2,151          2,687
Interest Expense                              8,056          8,959             25,154         29,263
------------------------------------------------------------------------------------------------------
Earnings (Loss) From Continuing
 Operations Before Income Taxes and
 Cumulative Effect of Change in
 Accounting Principle                        12,510         21,280             61,462        (11,905)

Income Tax Expense (Benefit)                  4,629          7,874             22,741         (4,405)
------------------------------------------------------------------------------------------------------
Net Earnings (Loss) from Continuing
 Operations Before Cumulative Effect of
 Change in Accounting Principle               7,881         13,406             38,721         (7,500)

Discontinued Operations, Net of Tax            (236)         1,294             (1,619)       (20,914)

Cumulative Effect of Change in
 Accounting Principle, Net of Tax                 -              -                  -         (2,484)
------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                           7,645         14,700             37,102        (30,898)
Retained Earnings, beginning of period      597,236        571,403            577,793        630,847
Cash Dividends                               (3,925)        (3,550)           (11,738)       (10,528)
Effect of Stock Options                        (461)        (2,035)            (2,662)        (8,583)
Dividend Reinvestment Plan                        -              -                  -           (320)
------------------------------------------------------------------------------------------------------
Retained Earnings, end of period          $ 600,495      $ 580,518        $   600,495    $   580,518
------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share:
  Net Earnings (Loss) From Continuing
   Operations Before Cumulative Effect
   of Change in Accounting Principle      $    0.14      $    0.26        $      0.68    $     (0.14)

  Discontinued Operations, Net of Tax         (0.01)          0.02              (0.03)         (0.40)

  Cumulative Effect of Change in
    Accounting Principle, Net of Tax              -              -                  -          (0.05)
------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share           $    0.13      $    0.28        $      0.65    $     (0.59)
------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share:
  Net Earnings (Loss) From Continuing
   Operations Before Cumulative Effect
   of Change in Accounting Principle      $    0.14      $    0.24        $      0.64    $     (0.14)

  Discontinued Operations, Net of Tax         (0.01)          0.02              (0.02)         (0.40)

  Cumulative Effect of Change in
    Accounting Principle, Net of Tax              -              -                  -          (0.05)
------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share         $    0.13      $    0.26        $      0.62    $     (0.59)
------------------------------------------------------------------------------------------------------
Cash Dividends Per Share                  $   .0675      $   .0675        $    0.2025    $    0.2025
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



                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollar amounts in thousands)
                                                             UNAUDITED



Thirty-nine Weeks Ended                                                       Oct. 30, 2004        Nov. 1, 2003
----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net earnings (loss)                                                       $   37,102            $ (30,898)
     Net loss from discontinued operations                                         (1,619)             (20,914)
----------------------------------------------------------------------------------------------------------------
     Net earnings (loss) from continuing operations                                38,721               (9,984)
     Adjustments to Reconcile Net Earnings (Loss) From Continuing
       Operations to Net Cash Provided by Continuing Operations:
        Cumulative effect of change
         in accounting principle, net of tax                                            -                2,484
        Depreciation and amortization                                              50,366               52,558
        Accretion of asset disposal obligation                                        105                  140
        Stock compensation expense                                                    996                    -
        Deferred income taxes                                                      52,572              (36,144)
        Deferred gain on sale lease back                                             (125)                 (32)
        Loss on asset impairment                                                        -                2,121
        Loss from sales of assets                                                     384                  633
     Changes in Operating Assets and Liabilities:
        (Increase) decrease in accounts receivable,
          prepaid expenses and other                                              (29,143)              17,485
         Increase in merchandise inventories                                      (58,083)             (43,994)
        (Decrease) increase in accounts payable                                   (27,447)              98,385
        (Decrease) increase in accrued expenses                                   (21,347)              28,965
        (Decrease) increase in other long-term liabilities                           (481)               3,746
----------------------------------------------------------------------------------------------------------------
     Net cash provided by continuing operations                                     6,518              116,363
     Net cash used in discontinued operations                                      (2,242)                  (1)
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                           4,276              116,362
----------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
     Capital expenditures                                                         (52,631)             (32,679)
     Proceeds from sales of assets                                                  1,472                3,362
     Proceeds from sales of assets held for disposal                               11,859                    -
----------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                             (39,300)             (29,317)
----------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net borrowings under line of credit agreements                                35,669                  140
     Repayments of short-term borrowings                                           (7,216)                   -
     Reduction of long-term debt                                                  (84,431)             (92,930)
     Other                                                                           (306)                (578)
     Dividends paid                                                               (11,738)             (10,528)
     Repurchase of common stock                                                   (38,900)                   -
     Proceeds from issuance of common stock                                       108,854                    -
     Proceeds from exercise of stock options                                        6,384                7,011
     Proceeds from dividend reinvestment plan                                         909                  907
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                                 9,225              (95,978)
----------------------------------------------------------------------------------------------------------------
Net Decrease in Cash                                                              (25,799)              (8,933)
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                                   60,984               42,770
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                      $  35,185            $  33,837
----------------------------------------------------------------------------------------------------------------

Non-cash financing activities:
     Equipment Capital Leases                                                   $   1,413            $       -
----------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.


THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheets as of October 30, 2004, the consolidated statements of operations for the thirteen and thirty-nine week periods ended October 30, 2004 and November 1, 2003 and the consolidated statements of cash flows for the thirty-nine week periods ended October 30, 2004 and November 1, 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at October 30, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004. The results of operations for the thirteen and thirty-nine week periods ended October 30, 2004 are not necessarily indicative of the operating results for the full year.

NOTE 2. Accounting for Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans in accordance with the recognition and measurement principles of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. For all stock options, no stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In the first quarter of 2004, the Company issued restricted stock unit awards to certain employees. The recorded expense for these awards under the intrinsic method was $149,000 ($94,000 net of tax) and $996,000 ($628,000 net of tax) for the thirteen and thirty-nine weeks ended October 30, 2004, respectively. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:


(dollar amounts in thousands,
 except per share amounts)
                                                    Thirteen weeks ended                    Thirty-nine weeks ended
                                              -----------------------------------   ------------------------------------
                                              October 30, 2004   November 1, 2003    October 30, 2004  November 1, 2003
------------------------------------------------------------------------------------------------------------------------
Net earnings (loss):

    As reported                                       $  7,645          $ 14,700          $  37,102         $ (30,898)

      Add:   Stock compensation expense,
             net of tax                                     94                 -                628                 -

      Less:  Total stock-based compensation
             expense determined under fair
             value-based method, net of tax               (734)             (675)            (2,805)           (2,122)
------------------------------------------------------------------------------------------------------------------------
    Pro forma                                         $  7,005          $ 14,025          $  34,925         $ (33,020)
------------------------------------------------------------------------------------------------------------------------

Net earnings (loss) per share:

Basic:

    As reported                                       $    .13          $    .28          $     .65         $    (.59)
    Pro forma                                         $    .12          $    .27          $     .61         $    (.64)
------------------------------------------------------------------------------------------------------------------------

Diluted:

    As reported                                       $    .13          $    .26          $     .62         $    (.59)
    Pro forma                                         $    .12          $    .25          $     .58         $    (.64)
------------------------------------------------------------------------------------------------------------------------

                                        6

The fair value of each option granted during the periods ending October 30, 2004 and November 1, 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                              October 30, 2004    November 1, 2003
------------------------------------------------------------------
Dividend yield                         1.67%            1.57%
Expected volatility                      41%              42%
Risk-free interest rate range:
  high                                  4.7%             4.6%
  low                                   2.0%             2.2%

Ranges of expected lives in years       3-8              4-8
------------------------------------------------------------------


NOTE 3. New Accounting Standards


In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. We have adopted the disclosure requirements of this statement. In March 2004, the FASB issued a proposed SFAS - "Share-based
Payment: an Amendment of FASB Statements No. 123 and 95." The proposed standard would require companies to expense share-based payments to employees, including stock options, based on the fair value of the award at the grant date. The proposed statement would eliminate the intrinsic value method of accounting for stock-based compensation permitted by APB No. 25, "Accounting for Stock Issued to Employees," which we currently follow. We will continue to monitor the actions of the FASB and assess the impact, if any, on our consolidated financial statements.

NOTE 4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out ("LIFO") method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected fiscal year-end inventory levels and costs. Replacement cost, which approximates first-in, first-out ("FIFO") cost was $593,175,000 and $531,830,000 at October 30, 2004 and January 31, 2004, respectively.

NOTE 5. Accrued Expenses

The Company's accrued expenses for the periods ending October 30, 2004 and January 31, 2004 were as follows:

(dollar amounts in thousands)         Oct. 30, 2004     Jan. 31, 2004
---------------------------------------------------------------------

Medical and casualty risk                 .
  participation reserve                  $ 125,386        $ 136,599
Accrued compensation and
  related taxes                             45,476           51,043
Legal Reserves                               1,640           26,576
Other                                       74,205           53,347
---------------------------------------------------------------------
Total                                    $ 246,707        $ 267,565
---------------------------------------------------------------------

NOTE 6. Other Current Assets

The Company's other current assets for the periods ending October 30, 2004 and January 31, 2004 were as follows:

(dollar amounts in thousands)          Oct. 30, 2004    Jan. 31, 2004
---------------------------------------------------------------------

Reinsurance premiums receivable          $  65,268        $  67,326
Income taxes receivable                     50,689           13,517
Other                                          385              253
---------------------------------------------------------------------
Total                                    $ 116,342        $  81,096
---------------------------------------------------------------------

The increase in income taxes receivable is a result of the cumulative effect of the election of alternative tax accounting methods.


NOTE 7. Restructuring

Building upon the Profit Enhancement Plan launched in October 2000, the
Company conducted a comprehensive review of its operations including individual store performance, the entire management infrastructure and its merchandise and service offerings. On July 31, 2003, the Company announced several initiatives aimed at realigning its business and continuing to improve upon the Company's profitability. These actions, including the disposal and sublease of the closed properties, were substantially completed by October 30, 2004 with costs of approximately $71,300,000. The Company is accounting for these initiatives in accordance with the provisions of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

Reserve Summary

The following chart details the reserve balances through October 30, 2004. The reserve includes remaining rent on leases net of sublease income, other contractual obligations associated with leased properties and employee severance.


(dollar amounts                                Lease       Contractual
 in thousands)                    Severance    Expenses    Obligations  Total
---------------------------------------------------------------------------------
Reserve balance
  at Jan. 31, 2004                 $   373    $ 2,368     $   463       $  3,204

Provision for present
  value of liabilities                   -        121         198            319

Changes in assumptions
  about future sublease
  income, lease termination
  and severance                          -        272           -            272

Cash payments                         (215)      (676)       (401)        (1,292)

---------------------------------------------------------------------------------
Reserve balance at
  October 30, 2004                 $   158    $ 2,085     $   260       $  2,503
---------------------------------------------------------------------------------


Note 8. Discontinued Operations

In accordance with SFAS No. 144, the Company's discontinued operations reflect the operating results for the 33 stores closed on July 31, 2003 as part of the Company's corporate restructuring.

Additionally, the Company has classified certain assets as assets held for disposal on its consolidated balance sheets. As of October 30, 2004 and January 31, 2004, these assets were as follows:



(Dollar amounts in thousands)         Oct. 30, 2004     Jan. 31, 2004
-------------------------------------------------------------------------------
Land                                      $  1,302          $  8,954

Building and improvements                      883             7,975
-------------------------------------------------------------------------------
Assets held for disposal                  $  2,185          $ 16,929
-------------------------------------------------------------------------------

Five of the Company's closed stores remained unsold as of October 30, 2004. Three of the properties are without executed agreements of sale and were reclassified in the second quarter of fiscal 2004 to assets held for use at market value, which is lower than cost adjusted for depreciation. The other two properties are the subject of executed agreements of sale as of October 30, 2004 and therefore will remain in assets held for disposal until the completion of those sales.

During the third quarter of 2004, the Company sold assets held for disposal for proceeds of $1,328,000 resulting in a loss of $160,000 which was recorded in discontinued operations on the consolidated statement of operations.

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

NOTE 9. Pension and Savings Plan

Pension expense includes the following:


                                                  Thirteen weeks ended      Thirty-nine weeks ended
(dollar amounts in thousands)                       Pension Benefits           Pension Benefits
-----------------------------------------------------------------------     -----------------------
                                               10/30/2004     11/1/2003     10/30/2004    11/1/2003
-----------------------------------------------------------------------     -----------------------

Service cost                                        $ 110      $   153       $    329      $    459
Interest Cost                                         725          764          2,176         2,292
Expected return on plan assets                       (575)        (516)        (1,724)       (1,548)
Amortization of transition obligation                  41           68            123           205
Amortization of prior service cost                     91          155            273           463
Amortization of net loss                              433          431          1,299         1,292
FAS 88 settlement                                       -            -              -         5,231
                                                  --------     --------      ---------     ---------
Net periodic benefit cost                           $ 825      $ 1,055       $  2,476      $  8,394
                                                  ========     ========      =========     =========

The Company previously disclosed in its financial statements for the fiscal year ended January 31, 2004 that it expected to contribute $1,356,000 to its pension plan in fiscal 2004. As of October 30, 2004, $979,000 of contributions have been made. The Company anticipates no change in expected total contributions for fiscal 2004.

The Company has 401(k) savings plans which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation. The Company's savings plans' contribution expense was $741,000 and $740,000 for the thirteen weeks ending October 30, 2004 and November 1, 2003, respectively, and $2,548,000 and $3,015,000 for the thirty-nine weeks ending October 30, 2004 and November 1, 2003, respectively.

On January 31, 2004, the Company amended and restated its Executive Supplemental Retirement Plan (SERP). This amendment converted the defined benefit plan to a defined contribution plan for certain unvested participants and all future participants. All vested participants will continue to accrue benefits according to the previous defined benefit formula. The Company's contribution expense for the defined contribution portion of the plan was $215,000 and $644,000 for the thirteen and thirty-nine weeks ending
October 30, 2004, respectively.

NOTE 10. Net Earnings Per Share

                                  THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                 COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
                                       (in thousands, except per share amounts)
                                                       UNAUDITED


                                                                Thirteen weeks ended                Thirty-nine weeks ended
                                                        -----------------------------------    ----------------------------------
                                                         Oct. 30, 2004        Nov. 1, 2003      Oct. 30, 2004        Nov. 1, 2003
                                                        --------------      ---------------    --------------        ------------
(a)  Net earnings (loss) from continuing operations
       before cumulative effect of change in
       accounting principle                                  $   7,881            $ 13,406       $     38,721         $   (7,500)

     Adjustment for interest on convertible senior
       notes, net of income tax effect                               -               1,001              3,004                  -
---------------------------------------------------------------------------------------------------------------------------------
(b)  Adjusted net earnings (loss) from continuing
       operations before cumulative effect
       of change in accounting principle                     $   7,881            $ 14,407       $     41,725         $   (7,500)
---------------------------------------------------------------------------------------------------------------------------------

(c)  Average number of common shares outstanding
       during period                                            57,574              52,537             56,798             52,002

     Common shares assumed issued upon conversion of
       convertible senior notes                                      -               6,697              6,697                  -

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price                     752               1,176              1,482                  -
---------------------------------------------------------------------------------------------------------------------------------
(d)  Average number of common shares assumed
       outstanding during period                                58,326              60,410             64,977             52,002
---------------------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share:

     Net Earnings (Loss) From Continuing Operations
       Before Cumulative Effect of Change in
       Accounting Principle (a/c)                            $    0.14            $   0.26       $       0.68           $  (0.14)

     Discontinued Operations, Net of Tax                         (0.01)               0.02              (0.03)             (0.40)

     Cumulative Effect of Change in
       Accounting Principle, Net of Tax                              -                   -                  -              (0.05)
---------------------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share                              $    0.13            $   0.28       $       0.65           $  (0.59)
---------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss)Per share:

     Net Earnings (Loss) From Continuing Operations
       Before Cumulative Effect of Change in
       Accounting Principle (b/d)                            $    0.14            $   0.24       $       0.64           $  (0.14)

     Discontinued Operations, Net of Tax                         (0.01)               0.02              (0.02)             (0.40)

     Cumulative Effect of Change in
       Accounting Principle, Net of Tax                              -                   -                  -              (0.05)
---------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share                            $    0.13            $   0.26       $       0.62          $   (0.59)
--------------------------------------------------------------------------------------------------------------------------------

Adjustments for the convertible senior notes were anti-dilutive during the thirteen week period ended October 30, 2004 and the thirty-nine week period ended November 1, 2003 and therefore excluded from the computation of diluted EPS. Options to purchase 2,066,000 and 4,599,000 shares of common stock were outstanding at October 30, 2004 and November 1, 2003, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares on such dates.

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

Components of the reserve for warranty costs for the thirty-nine week period ending October 30, 2004 are as follows:

(dollar amounts in thousands)
------------------------------------------------------------------------
Beginning balance at January 31, 2004                     $        614

Additions related to current period sales                        9,428

Warranty costs incurred in current period                       (7,837)

Adjustments to accruals related to
  prior year sales                                                   -
------------------------------------------------------------------------
Ending Balance at October 30, 2004                        $      2,205
------------------------------------------------------------------------

NOTE 12.  Debt and Financing Arrangements

In the third quarter of fiscal 2004, the company entered into a vendor financing program. Under this program, the Company's factor makes accelerated and discounted payments to the Company's vendors and the Company, in turn, makes its regularly-scheduled full vendor payments to the factor.
As of October 30, 2004, there was no outstanding balance under this program.

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

The following are consolidating balance sheets of the Company as of October 30, 2004 and January 31, 2004 and the related consolidating statements of operations for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003 and condensed consolidating statements of cash flows for the thirty-nine weeks ended October 30, 2004 and November 1, 2003:


CONSOLIDATING BALANCE SHEET
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
October 30, 2004                                        Pep Boys    Guarantors   Subsidiaries      Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------


ASSETS
 Current Assets:
   Cash and cash equivalents                         $    17,714   $     8,193    $     9,278    $           -   $    35,185
   Accounts receivable, net                               21,006        19,821              -                -        40,827
   Merchandise inventories                               208,504       403,141              -                -       611,645
   Prepaid expenses                                       19,187        12,270          3,431           (9,839)       25,049
   Other                                                  58,293         7,457         50,592                -       116,342
   Assets held for disposal                                1,520           665              -                -         2,185
-----------------------------------------------------------------------------------------------------------------------------
      Total Current Assets                               326,224       451,547         63,301           (9,839)      831,233
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
  Land                                                    87,407       175,794              -                -       263,201
  Buildings and improvements                             312,475       597,277              -                -       909,752
  Furniture, fixtures and equipment                      290,859       315,324              -                -       606,183
  Construction in progress                                31,043            58              -                -        31,101
-----------------------------------------------------------------------------------------------------------------------------
                                                         721,784     1,088,453              -                -     1,810,237
  Less accumulated depreciation and amortization         362,801       460,216              -                -       823,017
-----------------------------------------------------------------------------------------------------------------------------
     Property and Equipment - Net                        358,983       628,237              -                -       987,220
-----------------------------------------------------------------------------------------------------------------------------
Investment in subsidiaries                             1,532,688             -      1,221,662       (2,754,350)            -

Intercompany receivable                                        -       533,714        353,909         (887,623)            -

Other                                                     48,380         3,389              -                -        51,769
-----------------------------------------------------------------------------------------------------------------------------
     Total Assets                                    $ 2,266,275   $ 1,616,887    $ 1,638,872    $  (3,651,812)  $ 1,870,222
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                  $   307,912   $         9    $         -    $           -   $   307,921
   Accrued expenses                                      (13,763)      139,485        130,824           (9,839)      246,707
   Current deferred taxes                                  5,401        19,315         (4,552)                        20,164
   Current maturities of long-term debt and
    obligations under capital leases                     147,171             -              -                -       147,171
-----------------------------------------------------------------------------------------------------------------------------
      Total Current Liabilities                          446,721       158,809        126,272           (9,839)      721,963
-----------------------------------------------------------------------------------------------------------------------------
 Long-term debt and obligations under capital
  leases, less current maturities                        156,711        23,542              -                -       180,253
 Convertible long-term debt                              150,000             -              -                -       150,000
 Other long-term liabilities                               9,117        19,204              -                -        28,321
 Intercompany liabilities                                746,014       141,609              -         (887,623)            -
 Deferred income taxes                                    36,551        31,937              -                -        68,488
 Deferred gain on sale leaseback                              17            36              -                -            53
 Stockholders' Equity:
   Common stock                                           68,557         1,501            101           (1,602)       68,557
   Additional paid-in capital                            284,660       240,359        200,398         (440,757)      284,660
   Retained earnings                                     600,495       999,890      1,312,101       (2,311,991)      600,495
   Common stock subscriptions receivable                     (82)            -              -                -           (82)
   Accumulated other comprehensive loss                     (284)            -              -                -          (284)
-----------------------------------------------------------------------------------------------------------------------------
                                                         953,346     1,241,750      1,512,600       (2,754,350)      953,346

 Less:
 Cost of shares in treasury                              172,938             -              -                -       172,938
 Cost of shares in benefits trust                         59,264             -              -                -        59,264
-----------------------------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                         721,144     1,241,750      1,512,600       (2,754,350)      721,144
-----------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity     $ 2,266,275   $ 1,616,887    $ 1,638,872    $  (3,651,812)  $ 1,870,222
-----------------------------------------------------------------------------------------------------------------------------
                                       13



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
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)
                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirteen weeks ended October 30, 2004                   Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   157,195   $    299,619   $          -   $          -    $   456,814
Service Revenue                                           35,064         67,320              -              -        102,384
Other Revenue                                                  -              -          7,079         (7,079)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           192,259        366,939          7,079         (7,079)       559,198
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               113,860        214,228              -              -        328,088
Costs of Service Revenue                                  26,883         52,226              -              -         79,109
Costs of Other Revenue                                         -              -          8,101         (8,101)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  140,743        266,454          8,101         (8,101)       407,197
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       43,335         85,391              -              -        128,726
Gross Profit from Service Revenue                          8,181         15,094              -              -         23,275
Gross Loss from Other Revenue                                  -              -         (1,022)         1,022              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                 51,516        100,485         (1,022)         1,022        152,001
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              46,672         84,722            108          1,022        132,524
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                    4,844         15,763         (1,130)             -         19,477
Non-operating (Expense) Income                            (4,418)        14,391         18,140        (27,024)         1,089
Interest Expense                                          14,823          7,342         12,915        (27,024)         8,056
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings From Continuing Operations
  Before Income Taxes                                    (14,397)        22,812          4,095              -         12,510

Income Tax (Benefit) Expense                              (5,327)         8,440          1,516              -          4,629

Equity in Earnings of Subsidiaries                        16,657              -         17,944        (34,601)             -
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings From Continuing Operations                    7,587         14,372         20,523        (34,601)         7,881

Discontinued Operations, Net of Tax                           58           (294)             -              -           (236)

-----------------------------------------------------------------------------------------------------------------------------
Net Earnings                                         $     7,645    $    14,078    $    20,523   $    (34,601)   $     7,645
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)
                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirteen weeks ended November 1, 2003                   Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   149,460    $   285,595     $        -   $          -    $   435,055
Service Revenue                                           35,560         67,076              -              -        102,636
Other Revenue                                                  -              -          6,674         (6,674)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           185,020        352,671          6,674         (6,674)       537,691
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               104,253        197,618              -              -        301,871
Costs of Service Revenue                                  24,594         51,739              -              -         76,333
Costs of Other Revenue                                         -              -          6,608         (6,608)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  128,847        249,357          6,608         (6,608)       378,204
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       45,207         87,977              -              -        133,184
Gross Profit from Service Revenue                         10,966         15,337              -              -         26,303
Gross Profit from Other Revenue                                -              -             66            (66)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                        56,173        103,314             66            (66)       159,487
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              44,374         85,640             86            (66)       130,034
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                   11,799         17,674            (20)             -         29,453
Non-operating (Expense) Income                            (4,248)        12,107          5,019        (12,092)           786
Interest Expense                                          14,829          6,222              -        (12,092)         8,959
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings From Continuing Operations
  Before Income Taxes                                     (7,278)        23,559          4,999              -         21,280

Income Tax (Benefit) Expense                              (2,693)         8,717          1,850              -          7,874

Equity in Earnings of Subsidiaries                        19,718              -         18,129        (37,847)             -
-----------------------------------------------------------------------------------------------------------------------------
Earnings from Continuing Operations                       15,133         14,842         21,278        (37,847)        13,406

Net (Loss) Earnings from Discontinued
  Operations, Net of Tax                                    (433)         1,727              -              -          1,294
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings                                         $    14,700    $    16,569     $   21,278  $     (37,847)   $    14,700
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirty-nine weeks ended October 30, 2004                Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   486,661   $   919,750    $         -    $          -    $ 1,406,411
Service Revenue                                          108,313       204,033              -               -        312,346
Other Revenue                                                  -             -         21,228         (21,228)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           594,974     1,123,783         21,228         (21,228)     1,718,757
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               348,966       649,070              -               -        998,036
Costs of Service Revenue                                  81,127       156,349              -               -        237,476
Costs of Other Revenue                                         -             -         25,591         (25,591)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  430,093       805,419         25,591         (25,591)     1,235,512
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                      137,695       270,680              -               -        408,375
Gross Profit from Service Revenue                         27,186        47,684              -               -         74,870
Gross Loss from Other Revenue                                  -             -         (4,363)          4,363              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                164,881       318,364         (4,363)          4,363        483,245
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses             142,235       251,879            303           4,363        398,780
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                   22,646        66,485         (4,666)              -         84,465
Non-operating (Expense) Income                           (13,783)       39,373         28,334         (51,773)         2,151
Interest Expense                                          44,271        19,741         12,915         (51,773)        25,154
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings From Continuing Operations
  Before Income Taxes                                    (35,408)       86,117         10,753               -         61,462

Income Tax (Benefit) Expense                             (13,101)       31,863          3,979               -         22,741

Equity in Earnings of Subsidiaries                        59,675             -         58,697        (118,372)             -
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings From Continuing
 Operations                                               37,368        54,254         65,471        (118,372)        38,721

Discontinued Operations, Net of Tax                         (266)       (1,353)             -               -         (1,619)
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings                                         $    37,102    $   52,901     $   65,471    $   (118,372)   $    37,102
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirty-nine weeks ended November 1, 2003                Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   446,226   $   851,246    $         -    $          -    $ 1,297,472
Service Revenue                                          107,137       200,022              -               -        307,159
Other Revenue                                                  -             -         20,025         (20,025)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           553,363     1,051,268         20,025         (20,025)     1,604,631
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               324,597       612,517              -               -        937,114
Costs of Service Revenue                                  79,238       152,748              -               -        231,986
Costs of Other Revenue                                         -             -         24,575         (24,575)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  403,835       765,265         24,575         (24,575)     1,169,100
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                      121,629       238,729              -               -        360,358
Gross Profit from Service Revenue                         27,899        47,274              -               -         75,173
Gross Loss from Other Revenue                                  -             -         (4,550)          4,550              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                149,528       286,003         (4,550)          4,550        435,531
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses             128,384       287,685            241           4,550        420,860
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                   21,144        (1,682)        (4,791)              -         14,671
Non-operating (Expense) Income                           (12,837)       36,444         14,834         (35,754)         2,687
Interest Expense                                          47,703        17,314              -         (35,754)        29,263
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings From Continuing Operations
  Before Income Taxes and Cumulative Effect
  of Change in Accounting Principle                      (39,396)       17,448         10,043               -        (11,905)

Income Tax (Benefit) Expense                             (14,577)        6,456          3,716               -         (4,405)

Equity in Earnings of Subsidiaries                          (880)            -         16,651         (15,771)             -
-----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings From Continuing
 Operations Before Cumulative Effect of
 Change in Accounting Principle                          (25,699)       10,992         22,978         (15,771)        (7,500)

Net Loss from Discontinued
 Operations, Net of Tax                                   (4,300)      (16,614)             -               -        (20,914)

Cumulative Effect of Change in
 Accounting Principle, Net of Tax                           (899)       (1,585)             -               -         (2,484)
-----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings                                  $   (30,898)   $   (7,207)    $   22,978    $    (15,771)   $   (30,898)
-----------------------------------------------------------------------------------------------------------------------------



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollar amount in thousands)
(unaudited)

                                                                                            Non-
                                                                      Subsidiary       guarantor
Thirty-nine weeks ended October 30, 2004               Pep Boys       Guarantors    Subsidiaries      Elimination   Consolidated
---------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net earnings                                      $   37,102     $      52,901    $     65,471    $    (118,372)   $    37,102
  Net loss from discontinued operations                   (266)           (1,353)              -                -         (1,619)
---------------------------------------------------------------------------------------------------------------------------------
  Net Earnings from Continuing Operations               37,368            54,254          65,471         (118,372)        38,721
  Adjustments to Reconcile Net Earnings from
    Continuing Operations to Net Cash (Used In)
    Provided by Continuing Operations:
     Non-cash operating activities                     (23,096)           67,023         (58,001)         118,372        104,298
     Change in operating assets and
       liabilities                                    (141,738)           13,887          (8,650)               -       (136,501)
---------------------------------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by continuing
     operations                                       (127,466)          135,164          (1,180)               -          6,518
  Net Cash used in discontinued operations                (228)           (2,014)              -                -         (2,242)
---------------------------------------------------------------------------------------------------------------------------------
  Net Cash (Used in) Provided by
     Operating Activities                             (127,694)          133,150          (1,180)               -          4,276

Cash Flows from Investing Activities:
  Net Cash Used in Investing Activities                (26,395)          (12,905)              -                -        (39,300)

Cash Flows from Financing Activities:
  Net Cash Provided by (Used in)
     Financing Activities                              127,874          (121,122)          2,473                -          9,225
---------------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash                        (26,215)             (877)          1,293                -        (25,799)
Cash and Cash Equivalents at Beginning of Period        43,929             9,070           7,985                -         60,984
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period           $  17,714     $       8,193    $      9,278    $           -    $    35,185
---------------------------------------------------------------------------------------------------------------------------------





CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollar amount in thousands)
(unaudited)

                                                                                            Non-
                                                                      Subsidiary       guarantor
Thirty-nine weeks ended November 1, 2003               Pep Boys       Guarantors    Subsidiaries      Elimination   Consolidated
---------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net (loss) earnings                               $  (30,898)    $      (7,207)   $    22,978    $     (15,771)     $ (30,898)
  Net loss from discontinued operations                 (4,300)          (16,614)             -                -        (20,914)
---------------------------------------------------------------------------------------------------------------------------------
  Net (Loss) Earnings from continuing
   operations                                          (26,598)            9,407         22,978          (15,771)        (9,984)
  Adjustments to Reconcile Net (Loss)
    Earnings from Continuing Operations to
    Net Cash Provided by Continuing Operations:
     Non-cash operating activities                      15,839             3,635        (13,485)          15,771         21,760
     Change in operating assets and
       liabilities                                      58,243            45,391            953                -        104,587
---------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by continuing operations            47,484            58,433         10,446                -        116,363
  Net cash (used in) provided by discontinued
     operations                                             (3)                2              -                -             (1)
---------------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided by Operating Activities             47,481            58,435         10,446                -        116,362

Cash Flows from Investing Activities:
  Net Cash Used in Investing Activities                (22,204)           (7,113)             -                -        (29,317)

Cash Flows from Financing Activities:
  Net Cash Used in Financing Activities                (39,659)          (52,052)        (4,267)               -        (95,978)
---------------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash                        (14,382)             (730)         6,179                -         (8,933)
Cash and Cash Equivalents at Beginning of Period        32,654             9,714            402                -         42,770
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period           $  18,272     $       8,984    $     6,581    $           -    $    33,837
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

NOTE 16. Comprehensive Income

The following are the components of comprehensive income (loss):

                                     Thirteen weeks ended             Thirty-nine weeks ended
                               ---------------------------------   -----------------------------------
(Amounts in thousands)         Oct. 30, 2004        Nov. 1, 2003     Oct. 30, 2004      Nov. 1, 2003
------------------------------------------------------------------------------------------------------

Net earnings (loss)            $       7,645      $      14,700     $      37,102      $      (30,898)

Other comprehensive (loss)
 income, net of tax:

  Derivative financial
   instrument adjustments             (1,382)            (1,609)             (269)              2,291
------------------------------------------------------------------------------------------------------

Comprehensive income (loss)    $       6,263      $      13,091     $      36,833      $      (28,607)
------------------------------------------------------------------------------------------------------

The components of accumulated other comprehensive loss are:

                              October 30,    January 31,
                                    2004           2004
                             -----------   -------------
 Derivative financial
 instrument adjustment,
 net of tax                  $    1,120     $    1,389

Minimum pension liability
 adjustment, net of tax          (1,404)        (1,404)
                             -----------   -------------
                             $     (284)    $      (15)
                             -----------   -------------

Note 17. Stock Repurchase Program

In the third quarter of fiscal 2004, the Company announced a share repurchase program for up to $100,000,000 of the Company's shares. Under the program, the Company may repurchase its shares of common stock in the open market or in privately negotiated transactions, from time to time prior to September 8, 2005. As of October 30, 2004, the Company had repurchased a total of 3,018,000 shares at an average cost of $12.89 ($38,900,000).

Note 18.  Subsequent Events

On December 2, 2004, the Company amended its revolving credit agreement to increase its credit availability to $357,500,000, reduce the interest rate to LIBOR plus 1.75% (after June 1, 2005, the rate reduces to LIBOR plus 1.50%, subject to 0.25% incremental increases as excess availability falls below $50,000,000), provide the ability to release up to $99,000,000 of reserves currently required to support certain operating leases and extend the term to December 2, 2009.

On November 29, 2004, the Company commenced an offering of $150,000,000 Senior Subordinated Notes due 2014. The Company expects to use the net proceeds from this offering to retire up to $100,000,000 of its 7% Senior Notes due 2005, for which the Company has commenced a tender offer that expires on December 28, 2004, and to pay down the outstanding balance on its revolving credit facility.

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

For the thirteen and thirty-nine weeks ended October 30, 2004, our comparative sales increased by 4.1% and 7.2%, respectively, compared to 2.2% and (1.7)% for the thirteen and thirty-nine weeks ended November 1, 2003, respectively. This increase in comparable sales is due primarily to new product offerings and increased overall foot traffic at our stores.

During the third quarter of fiscal 2004, we continued to reinvest in our existing stores to completely redesign their interiors and enhance their exterior appeal. Our new interior design features four distinct merchandising worlds: accessories (fashion, electronic and performance merchandise), maintenance (hard parts and chemicals), garage (repair shop and travel) and service (including tire, wheel and accessory installation). We believe that this layout provides customers with a clear and concise way of finding what they need and will promote cross-selling. The most important of these changes is to move all of our service desks and waiting areas inside the retail stores adjacent to our tire offering displays. Modifications to the exterior of our stores are designed to increase customer traffic.

During the third quarter of fiscal 2004, we also invested $38,900,000 in repurchases of our common stock at an average cost of $12.89 per share.

To improve our liquidity, during the third quarter of fiscal 2004, we entered into a vendor financing program that allows us to maintain extended financing terms on our inventory purchases. Subsequent to the quarter, we amended our revolving credit facility to provide an additional $32,500,000 in availability at lower interest rates and launched an offer for $150,000,000 Senior Subordinated Notes, the proceeds of which will be used to pay down outstanding indebtedness.

The following discussion explains the material changes in our results of operations for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003 and the significant developments affecting our financial condition since January 31, 2004. We strongly recommend that you read our audited financial statements and footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES - October 30, 2004
---------------------------------------------------

For the thirty-nine weeks ended October 30, 2004, our cash and cash equivalents decreased by $25,799,000 from the balance at January 31, 2004. This decrease was due primarily to capital expenditures and the reduction in long-term debt offset, in part, by the net proceeds from our March 24, 2004 common stock offering.

We have used the $108,854,000 net proceeds from the common stock offering to repay the outstanding balance under our existing line of credit (which was used along with cash from operations to repay the $57,000,000 aggregate principal amount of medium term notes that matured on March 3, 2004 and March 10, 2004) and to prepay $20,919,000 aggregate principal amount outstanding under our senior secured (equipment and real estate) credit facility in the first quarter of 2004. The remaining balance was applied to store redesigns.

Our cash requirements arise principally from capital expenditures related to existing stores, offices and warehouses and from the purchase of inventory. The primary capital expenditures for the thirty-nine weeks ended October 30, 2004 were attributed to capital maintenance of our existing stores and offices including store redesigns. During this period, we invested $52,631,000 in property and equipment. We estimate that capital expenditures related to existing stores, warehouses and offices during the remainder of fiscal 2004 will be approximately $37,569,000, related primarily to the redesign of our existing stores.

We anticipate that our net cash provided by operating activities, the net proceeds from our common stock offering and our existing line of credit will exceed our principal cash requirements for capital expenditures and inventory purchases in fiscal 2004.

Working Capital increased from $76,227,000 at January 31, 2004 to $109,270,000 at October 30, 2004. At October 30, 2004, we had stockholders' equity of $721,144,000 and long-term debt, net of current maturities, of $330,253,000. Our long-term debt was 31% of our total capitalization at October 30, 2004 and 40% at January 31, 2004. As of October 30, 2004, we had an available line of credit totaling $150,171,000.

On December 2, 2004, we amended our revolving credit agreement to increase our credit availability to $357,500,000, reduce the interest rate to LIBOR plus 1.75% (after June 1, 2005, the rate reduces to LIBOR plus 1.50%, subject to 0.25% incremental increases as excess availability falls below $50,000,000), provide the ability to release up to $99,000,000 of reserves currently required to support certain operating leases and extend the term to December 2, 2009.

On November 29, 2004, we commenced an offering of $150,000,000 Senior Subordinated Notes due 2014. We expect to use the net proceeds from this offering to retire up to $100,000,000 of our 7% Senior Notes due 2005, for which we commenced a tender offer that expires on December 28, 2004, and to pay down the outstanding balance on our revolving credit facility.

In the third quarter of fiscal 2004, we entered into a vendor financing program. Under this program, our factor makes accelerated and discounted payments to our vendors and we, in turn, makes our regularly-scheduled full vendor payments to the factor.

In the third quarter of fiscal 2004, we announced a share repurchase program for up to $100,000,000 of our common stock. Under the program, we may repurchase shares of our common stock in the open market or in privately negotiated transactions, from time to time prior to September 8, 2005. As of October 30, 2004, we had repurchased a total of 3,018,000 shares at an average cost of $12.89 ($38,900,000).

In the second quarter of fiscal 2004, we reclassified $100,000,000 aggregate principal amount of 7.00% notes with a stated maturity date of June 1, 2005 to current liabilities on the consolidated balance sheet. We anticipate that we will repurchase these notes with proceeds from the $150,000,000 Senior Subordinated Notes offering that we commenced on November 29, 2004.

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

In the first quarter of fiscal 2004, we entered into arrangements with certain of our vendors and banks to extend payment terms on certain merchandise purchases. Under this program, the banks made payments to the vendors based upon a negotiated discount rate between the parties and we made our payment of the full payable to the bank at the extended payment term. As of July 31, 2004, all obligations under these arrangements were fully satisfied and the agreement was terminated.

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

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

In the third quarter of fiscal 2004, we entered into a new operating lease for certain operating equipment. The new $35,000,000 equipment operating lease, has an interest rate of LIBOR plus 2.25%. We have evaluated this transaction in accordance with the original guidance of Financial Interpretation Number (FIN) 46 and have determined that we are not required to consolidate the leasing entity.

RESTRUCTURING
-------------
Building upon the Profit Enhancement Plan launched in October 2000, we conducted a comprehensive review of our operations including individual store performance, the entire management infrastructure and our merchandise and service offerings. On July 31, 2003, we announced several initiatives aimed at realigning our business and continuing to improve upon our profitability. These actions, including the disposal and sublease of the properties, were substantially completed by October 30, 2004 and costs were approximately $71,300,000. We are accounting for these initiatives in accordance with the provisions of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

Reserve Summary

The following chart details the reserve balances through October 30, 2004. The reserve includes remaining rent on leases net of sublease income, other contractual obligations associated with leased properties and employee severance.


(dollar amounts                                Lease       Contractual
 in thousands)                    Severance    Expenses    Obligations  Total
---------------------------------------------------------------------------------
Reserve balance
  at Jan. 31, 2004                 $   373    $ 2,368     $   463       $  3,204

Provision for present
  value of liabilities                   -        121         198            319

Changes in assumptions
  about future sublease
  income, lease termination
  and severance                          -        272           -            272

Cash payments                         (215)      (676)       (401)        (1,292)

---------------------------------------------------------------------------------
Reserve balance at
  October 30, 2004                 $   158    $ 2,085     $   260       $  2,503
---------------------------------------------------------------------------------

                                 23

Discontinued Operations
------------------------

In accordance with SFAS No. 144, our discontinued operations reflect the operating results for the 33 stores closed on July 31, 2003 as part of our corporate restructuring.

Additionally, we have classified certain assets as assets held for disposal on our consolidated balance sheets. As of October 30, 2004 and January 31, 2004, these assets were as follows:



(Dollar amounts in thousands)         Oct. 30, 2004     Jan. 31, 2004
-------------------------------------------------------------------------------
Land                                      $  1,302          $  8,954

Building and improvements                      883             7,975
-------------------------------------------------------------------------------
Assets held for disposal                  $  2,185          $ 16,929
-------------------------------------------------------------------------------

Five of our closed stores remained unsold as of October 30, 2004. Three of the properties are without executed agreements of sale and were reclassified in the second quarter of fiscal 2004 to assets held for use at market value, which is lower than cost adjusted for depreciation. The other two properties are the subject of executed agreements of sale as of October 30, 2004 and therefore will remain in assets held for disposal until the completion of those sales.

During the third quarter of 2004, we sold assets held for disposal for proceeds of $1,328,000 resulting in a loss of $160,000 which was recorded in discontinued operations on the consolidated statement of operations.

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

                                                           Percentage of Total Revenues        Percentage Change
----------------------------------------------------------------------------------------------------------------
Thirteen weeks ended                                     Oct. 30, 2004        Nov. 1, 2003       Fiscal 2004 vs.
                                                         (Fiscal 2004)       (Fiscal 2003)        Fiscal 2003
----------------------------------------------------------------------------------------------------------------
Merchandise Sales                                              81.7%               80.9%                  5.0 %
Service Revenue (1)                                            18.3                19.1                  (0.2)
----------------------------------------------------------------------------------------------------------------
Total Revenues                                                100.0               100.0                   4.0
----------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales (2)                                 71.8 (3)            69.4 (3)               8.7
Costs of Service Revenue (2)                                   77.3 (3)            74.4 (3)               3.6
----------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                        72.8                70.3                   7.7
----------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                            28.2 (3)            30.6 (3)              (3.3)
Gross Profit from Service Revenue                              22.7 (3)            25.6 (3)             (11.5)
----------------------------------------------------------------------------------------------------------------
Total Gross Profit                                             27.2                29.7                  (4.7)
----------------------------------------------------------------------------------------------------------------
Selling, General and Administrative
Expenses                                                       23.7                24.2                   1.9
----------------------------------------------------------------------------------------------------------------
Operating Profit                                                3.5                 5.5                 (33.9)
Non-operating Income                                            0.1                 0.1                  38.5
Interest Expense                                                1.4                 1.6                 (10.1)
----------------------------------------------------------------------------------------------------------------
Earnings from Continuing Operations
Before Income Taxes                                             2.2                 4.0                 (41.2)

Income Tax Expense                                             37.0 (4)            37.0 (4)             (41.2)
----------------------------------------------------------------------------------------------------------------
Net Earnings from Continuing Operations                         1.4                 2.5                 (41.2)

Discontinued Operations, Net of Tax                             0.0                 0.2                (118.2)

Net Earnings                                                    1.4                 2.7                 (48.0)
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

Thirteen Weeks Ended October 30, 2004 vs. Thirteen Weeks Ended November 1, 2003
-------------------------------------------------------------------------------

Total revenues for the third quarter increased 4.0%. This increase was due primarily to an increase in comparable revenues (revenues generated by locations in operation during the same period) of 4.1%. Comparable merchandise sales increased 5.1% while comparable service revenue decreased 0.2%.

Gross profit from merchandise sales decreased as a percentage of merchandise sales, to 28.2% in fiscal 2004 from 30.6% in fiscal 2003. This was a 3.3% or $4,458,000 decrease from the prior year. This decrease, as a percentage of merchandise sales was due primarily to lower merchandise margins and increased warehousing costs offset, in part, by lower store occupancy costs. The decrease in merchandise margins was primarily due to increased inventory shrinkage and a shift in product mix towards more promotionally priced items. The increase in warehousing costs was due primarily to increased distribution costs. The decrease in store occupancy costs was due primarily to improved cost control.

Gross profit from service revenue decreased, as a percentage of service revenue to 22.7% in fiscal 2004 from 25.6% in fiscal 2003. This was an 11.5% or $3,028,000 decrease from the prior year. This decrease, as a percentage of service revenue, was due primarily to increases in service employee benefits. The increase in employee benefits was due primarily to increased workers' compensation costs.

Selling, general and administrative expenses decreased, as a percentage of total revenues, to 23.7% in fiscal 2004 from 24.2% in fiscal 2003. This decrease, as a percentage of total revenues, was due primarily to decreases in store expenses as a percentage of sales and net media expenses offset, in part, by increases in general office costs and employee benefits. The decrease in store expenses as a percent of sales was due primarily to comparable levels of store expenses for the third quarter of fiscal 2004 and the third quarter of fiscal 2003 coupled with the increase in total revenues in the third quarter of fiscal 2004. The decrease in net media costs was due primarily to increases in cooperative advertising offset, in part, by increases in media spending. The increase in general office costs was due primarily to increased legal costs.

Interest expense decreased 10.1% due primarily to lower debt levels.

Results from discontinued operations for the third quarter of 2004 was a loss of $236,000 (net of tax) compared to income of $1,294,000 (net of tax) in the third quarter of fiscal 2003. The loss recorded in the third quarter of fiscal 2004 is primarily related to changes in estimated market values for assets held for disposal and lease and maintenance costs related to stores closed in the second quarter of fiscal 2003. The income in fiscal 2003 was due primarily to the increase in value of assets held for disposal offset, in part, by expenses incurred related to the exit and continuing maintenance of the properties closed on July 31, 2003.

Net earnings decreased, as a percentage of total revenues, due primarily to a decrease in total gross profit, as a percentage of sales.

Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                           Percentage of Total Revenues        Percentage Change
----------------------------------------------------------------------------------------------------------------
Thirty-nine weeks ended                                 Oct. 30, 2004        Nov. 1, 2003       Fiscal 2004 vs.
                                                         (Fiscal 2004)       (Fiscal 2003)        Fiscal 2003
----------------------------------------------------------------------------------------------------------------
Merchandise Sales                                              81.8%               80.9%                  8.4 %
Service Revenue (1)                                            18.2                19.1                   1.7
----------------------------------------------------------------------------------------------------------------
Total Revenues                                                100.0               100.0                   7.1
----------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales (2)                                 71.0 (3)            72.2 (3)               6.5
Costs of Service Revenue (2)                                   76.0 (3)            75.5 (3)               2.4
----------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                        71.9                72.9                   5.7
----------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                            29.0 (3)            27.8 (3)              13.3
Gross Profit from Service Revenue                              24.0 (3)            24.5 (3)              (0.4)
----------------------------------------------------------------------------------------------------------------
Total Gross Profit                                             28.1                27.1                  11.0
----------------------------------------------------------------------------------------------------------------
Selling, General and Administrative
Expenses                                                       23.2                26.2                  (5.2)
----------------------------------------------------------------------------------------------------------------
Operating Profit                                                4.9                 0.9                 475.7
Non-operating Income                                            0.2                 0.2                 (19.9)
Interest Expense                                                1.5                 1.8                 (14.0)
----------------------------------------------------------------------------------------------------------------
Earnings (Loss) from Continuing Operations
Before Income Taxes and Cumulative Effect
of Change in Accounting Principle                               3.6                (0.7)                616.3

Income Tax Expense (Benefit)                                   37.0 (4)            37.0 (4)             616.3
----------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) from Continuing
 Operations and Cumulative Effect of
 Change in Accounting Principle                                 2.3                (0.5)                616.3

Discontinued Operations, Net of Tax                            (0.1)               (1.3)                 92.3

Cumulative Effect of Change in
 Accounting Principle, Net of Tax                               0.0                (0.1)                100.0

Net Earnings (Loss)                                             2.2                (1.9)                220.1
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

Thirty-nine Weeks Ended Oct. 30, 2004 vs.Thirty-nine Weeks Ended Nov. 1, 2003
-----------------------------------------------------------------------------

Total revenues for the first thirty-nine weeks increased 7.1%. This increase was due primarily to an increase in comparable revenues (revenues generated by locations in operation during the same period) of 7.2%. Comparable merchandise sales increased 8.5%, while comparable service revenue increased 1.8%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 29.0% in fiscal 2004 from 27.8% in fiscal 2003. This was a 13.3% or $48,017,000 increase from the prior year. This increase, as a percentage of merchandise sales, was due primarily to an increase in merchandise margins and a decrease in store occupancy costs offset, in part, by an increase in warehousing costs. The increase in merchandise margins was primarily due to the impact of a $24,580,000 inventory write-down made in the second quarter of fiscal 2003 associated with the corporate restructuring. The decrease in store occupancy costs, as a percentage of merchandise sales, was due to the impact of a charge made in 2003 for an asset impairment of $2,121,000 coupled with lower rent, as a percentage of merchandise sales. The increase in warehousing costs, as a percentage of merchandise sales, was a result of increased distribution and storage costs.

Selling, general and administrative expenses decreased, as a percentage of total revenues, to 23.2% in fiscal 2004 from 26.2% in fiscal 2003. This was a 5.2% or $22,080,000 decrease from the prior year. This decrease, as a percentage of total revenues, was due primarily to a decrease in general office costs and employee benefits offset, in part, by an increase in net media expenses. The decrease in general office costs was due primarily to the impact of charges made in fiscal 2003 of $26,500,000 and $5,613,000 for litigation expenses and costs associated with the corporate restructuring, respectively. The decrease in employee benefits is due primarily to the impact of a charge made in 2003 for the settlement of a retirement plan obligation. The increase in net media expense, as a percentage of total revenues was due primarily to an increase in media expenditures.

Interest expense decreased 14.0% or $4,109,000 due primarily to lower debt levels.

Results from discontinued operations for 2004 was a loss of $1,619,000
(net of tax) compared to a loss of $20,914,000 (net of tax) in 2003. The change was due primarily to the discontinued stores being in operation through the second quarter of 2003. The loss in 2004 is primarily related to changes in estimated market values of assets held for disposal and lease and maintenance costs related to stores closed in the second quarter of 2003. The loss in fiscal 2003 was due primarily to the charge associated with the closure of those stores.

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

INDUSTRY COMPARISON
--------------------

We operate in the U.S. automotive aftermarket, which is split into two areas: the Do-It-For-Me ("DIFM") (service labor, installed merchandise and tires) market and the Do-It-Yourself ("DIY") (retail merchandise) market. Generally, the specialized automotive retailers focus on either the "DIY" or "DIFM" areas of the business. We believe that our operation in both the "DIY" and "DIFM" areas of the business positively differentiates us from most of our competitors. Although we manage our store performance at a store level in aggregation, we believe that the following presentation shows the comparison against competitors within the two areas. We compete in the "DIY" area of the business through our retail sales floor and commercial sales business
(Retail Business). We consider our Service Business (labor and installed merchandise and tires) to compete in the DIFM area of the industry. The following table presents the revenues and gross profit for each area of the business.

                                                                    Thirteen weeks ended           Thirty-nine weeks ended
                                                                 ----------------------------   -----------------------------
                                                                 Oct. 30, 2004   Nov. 1, 2003   Oct. 30, 2004    Nov. 1, 2003
                                                                 -------------  -------------   -------------   -------------
(Dollar amounts in thousands)                                        Amount         Amount         Amount           Amount
-----------------------------------------------------------------------------------------------------------------------------

Retail Revenues                                                    $ 323,903      $ 293,938     $ 1,020,564     $   888,245
Service Center Revenues                                              235,295        243,753         698,193         716,386
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                                     $ 559,198      $ 537,691     $ 1,718,757     $ 1,604,631
=============================================================================================================================
Gross Profit from Retail Revenues (1)                              $  86,796      $  82,158     $   286,258     $   223,924
Gross Profit from Service Center Revenues (1)                         65,205         77,329         196,987         211,607
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                                 $ 152,001      $ 159,487     $   483,245     $   435,531
=============================================================================================================================

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement, changes in the London Interbank Offered Rate (LIBOR) could affect the rates at which the Company could borrow funds thereunder. At October 30, 2004, the Company had outstanding borrowings of $35,719,000 under this facility. Additionally, we have $132,000,000 of real estate operating leases which vary based on changes in LIBOR. We have entered into an interest rate swap, which was designated as a cash flow hedge to convert the variable LIBOR portion of these lease payments to a fixed rate of 2.90% and terminates on July 1,2008. If the critical terms of the interest rate swap or the hedge item do not change, the interest rate swap will be considered to be highly effective with all changes in fair value included in other comprehensive income. As of October 30, 2004, the fair value of the interest rate swap was $1,767,000 ($1,120,000 net of tax) and this change in value was included in accumulated other comprehensive income on the consolidated balance sheet.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases of our common stock for the quarter ended October 30, 2004 (amounts in thousands, except per share amounts):



                                                                            Total Number of       Maximum Dollar
                                                                            Shares Purchased      Value That May
                                          Total Number   Average Price         as Part of        Yet Be Purchased
                                           of Shares         Paid         Publicly Announcing    Under the Plans
          Period                           Purchased       Per Share      Plans or Programs(1)   or Programs(1)(2)
 ------------------------------------     ------------  ---------------  ---------------------  ------------------
                                                                                                       $ 100,000

September 27, 2004 to October 2, 2004             133         $  13.44                   133              98,212

October 3, 2004 to October 30, 2004             2,885            12.86                 2,885              61,100
                                          ------------  ---------------  ---------------------  ------------------
Total                                           3,018         $  12.89                 3,018           $  61,100
                                          ============  ===============  =====================  ==================


(1) All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which was authorized by our Board of Directors and publicly announced on
    September 9, 2004 for a maximum of $100 million in common stock expiring September 8, 2005.
(2) The maximum dollar value yet to be purchased under our stock repurchase program excludes related expenses on previous purchases or anticipated expenses on future purchases.



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

Date:  December 7, 2004                by: /s/ Harry F. Yanowitz
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