Form 10-K/A
period 2004-01-31
PEP BOYS MANNY MOE & JACK
filed 2005-03-03
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2004
OR
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
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

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☒	No ☐

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

EXPLANATORY NOTE

As previously disclosed in our Current Report on Form 8-K dated January 31, 2005, on January 30, 2005, our Board of Directors, including our Audit Committee, concluded to restate the Company’s financial statements for the three year period ended January 31, 2004 and for the first three quarters of fiscal 2004.

Historically, when accounting for leases with renewal options, we depreciated our leasehold improvements on those leased properties over a period that included both the initial lease term and all option periods (or the useful lives of the assets, if shorter). We previously recorded rent expense on a straight-line basis over the initial lease term commencing when actual rent payments began. We, in consultation with our independent registered public accounting firm, Deloitte and Touche, LLP, have now determined to use a consistent lease period (generally, the initial lease term) when calculating depreciation of leasehold improvements on leased properties and straight-line rent expense. Straight-line rent expense will commence on the date when we become legally obligated under the lease.

These non-cash adjustments, which are similar to those recently announced by several restaurant and retail companies, will not have any impact on our previously reported cash flows, sales, comparable sales or our compliance with any financial covenant under our revolving credit facility or other debt instruments.

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended January 31, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2004 (the “Original Filing”), is being filed to reflect restatements of (i) the Company’s consolidated balance sheets at January 31, 2004 and February 1, 2003 and (ii) the Company’s consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002, and the notes related thereto. For a more detailed description of these restatements, see Note 2, “Restatement of Financial Statements,” to the accompanying audited consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K/A.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates Items 6, 7, 8, 9A and the Quarterly financial data of Part II and Exhibit 12 of Item 15 of Part IV of the Original Filing, in each case, solely as a result of, and to reflect the Restatement, and no other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consent of our independent registered public accounting firm and currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the independent registered public accounting firm and the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as exhibits 23, 31.1, 31.2, 32.1 and 32.2 respectively.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our amended Quarterly Report on Form 10-Q/A for the quarterly periods ended May 1, 2004, July 31, 2004 and October 30, 2004 which are being filed concurrently with the filing of this Form 10-K/A and any reports filed with the SEC subsequent to the date of this filing.

We have not amended and do not intend to amend our previously-filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to January 31, 2004. For this reason, the consolidated financial statements, auditors’ reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

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

MARKET PRICE PER SHARE

	Market Price Per Share		Cash Dividends Per Share

	High	Low

Fiscal year ended January 31, 2004
First Quarter	$10.69	$6.00	$0.0675
Second Quarter	15.90	8.54	0.0675
Third Quarter	19.94	14.05	0.0675
Fourth Quarter	23.99	18.53	0.0675
Fiscal year ended February 1, 2003
First Quarter	$19.38	$13.55	$0.0675
Second Quarter	19.04	10.75	0.0675
Third Quarter	15.23	8.75	0.0675
Fourth Quarter	12.64	10.06	0.0675

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

EQUITY COMPENSATION PLANS

          The following table sets forth the Company’s shares authorized for issuance under its equity compensation plans at January 31, 2004:

	Equity compensation plans approved by shareholders	Equity compensation plans not approved by shareholders		Total

Number of securities to be issued upon exercise of outstanding options	6,736,070	174,540	(1)	6,910,610
Weighted average exercise price of outstanding options	$16.51	$8.70		$16.31
Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in top row)	1,504,004	—		1,504,004

(1) Inducement options granted to the current CEO in connection with his hire.

ITEM 6     SELECTED FINANCIAL DATA  (RESTATED – See Note 2 of the Notes to the Consolidated Financial Statements)

          The following tables set forth the selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

          (dollar amounts are in thousands except per share amounts)

Year ended	Jan. 31, 2004		Feb. 1, 2003		Feb. 2, 2002		Feb. 3, 2001		Jan. 29, 2000

STATEMENT OF OPERATIONS DATA
Merchandise sales	$1,728,386		$1,697,628		$1,707,190		$1,891,046		$1,887,771
Service revenue	405,884		400,149		403,505		444,233		424,717
Total revenues	2,134,270		2,097,777		2,110,695		2,335,279		2,312,488
Gross profit from merchandise sales	486,026	(1)	509,611	(2)	494,237	(3)	434,227	(4)	513.935
Gross profit from service revenue	94,762	(1)	100,355	(2)	99,381	(3)	76,799	(4)	80,146
Total gross profit	580,788	(1)	609,966	(2)	593,618	(3)	511,026	(4)	594,081
Selling, general and administrative expenses	569,834	(1)	504,163	(2)	497,798	(3)	542,077	(4)	512,434
Operating profit (loss)	10,954	(1)	105,803	(2)	95,820	(3)	(31,051	)(4)	81,647
Non-operating income	3,340		3,097		4,623		7,314		2,327
Interest expense	38,255		47,237		53,709		59,718		51,557
(Loss) earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	(23,961	)(1)	61,663	(2)	46,734	(3)	(83,456	)(4)	32,417
Net (loss) earnings from continuing operations before cumulative effect of change in accounting principle	(15,145	)(1)	38,881	(2)	30,030	(3)	(52,976	)(4)	21,358
(Loss) earnings from discontinued operations, net of tax	(16,265)		587		337		(382)		2,463
Cumulative effect of change in accounting principle, net of tax	(2,484)		—		—		—		—
Net (loss) earnings	(33,894	)(1)	39,468	(2)	30,367	(3)	(53,358	)(4)	23,821
BALANCE SHEET DATA
Working capital	$76,227		$130,680		$115,201		$130,861		$172,332
Current ratio	1.10 to 1		1.24 to 1		1.21 to 1		1.23 to 1		1.31 to 1
Merchandise inventories	$553,562		$488,882		$519,473		$547,735		$582,898
Property and equipment-net	923,209		974,673		1,008,697		1,091,955		1,236,955
Total assets	1,778,046		1,741,650		1,755,990		1,863,995		2,036,181
Long-term debt (includes all convertible debt)	408,016		525,577		544,418		654,194		784,024
Total stockholders’ equity	569,734		605,880		578,010		559,954		625,735
DATA PER COMMON SHARE
Basic (loss) earnings from continuing operations before cumulative effect of change in accounting principle	$(0.29	)(1)	$.75	(2)	$.58	(3)	$(1.04	)(4)	$.42
Basic (loss) earnings	(0.65	)(1)	.77	(2)	.59	(3)	(1.04	)(4)	.47
Diluted (loss) earnings from continuing operations before cumulative effect of change in accounting principle	(0.29	)(1)	.73	(2)	.58	(3)	(1.04	)(4)	.42
Diluted net (loss) earnings	(0.65	)(1)	.74	(2)	.58	(3)	(1.04	)(4)	.47
Cash dividends	.27		.27		.27		.27		.27
Stockholders’ equity	10.79		11.73		11.24		10.92		12.27
Common share price range:
high	23.99		19.38		18.48		7.69		21.63
low	6.00		8.75		4.40		3.31		7.13
OTHER STATISTICS
Return on average stockholders’ equity	(5.8)%		6.7%		5.3%		(9.0)%		3.4%
Common shares issued and outstanding	52,787,148		51,644,578		51,430,861		51,260,663		50,994,099
Capital expenditures	$43,262		$43,911		$25,375		$57,336		$104,446
Number of retail outlets	595		629		628		628		662
Number of service bays	6,181		6,527		6,507		6,498		6,895

(1) Includes pretax charges of $88,980 related to corporate restructuring and other one-time events of which $29,308 reduced gross profit from merchandise sales, $3,278 reduced gross profit from service revenue and $56,394 was included in selling, general and administrative expenses.

(2) Includes pretax charges of $2,529 related to the Profit Enhancement Plan of which $2,014 reduced the gross profit from merchandise sales, $491 reduced gross profit from service revenue and $24 was included in selling, general and administrative expenses.

(3) Includes pretax charges of $5,197 related to the Profit Enhancement Plan of which $4,169 reduced the gross profit from merchandise sales, $813 reduced gross profit from service revenue and $215 was included in selling, general and administrative expenses.

(4) Includes pretax charges of $70,872 related to the Profit Enhancement Plan of which $63,389 reduced the gross profit from merchandise sales, $4,855 reduced gross profit from service revenue and $2,628 was included in selling, general and administrative expenses.

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

          We had total revenues of $2.1 billion and operating profit of $11.0 million in fiscal 2003. During 2003, we were able to reduce our total debt and increase our cash and cash equivalents by $102.4 million and $18.2 million, respectively. This was accomplished by continued improvement in our inventory to accounts payable ratio, which resulted in net cash provided by operating activities of $152.1 million, a 10% improvement over the prior year. Since 1950, we have paid a quarterly cash dividend on an uninterrupted basis, and we are currently paying an annual dividend of $0.27 per share.

          On March 24, 2004, the Company sold 4,646,464 shares of common stock (par value $1 per share) at a price of $24.75 per share for net proceeds (before expenses) of $109,250,000.

Restatement

Following a review of our lease–related accounting policies, we have determined to correct our computation of depreciation, straight-line rent expense and the related deferred rent liability. As a result, on January 30, 2005, our Board of Directors, including our Audit Committee, concluded to restate the Company’s financial statements for the three year period ended January 31, 2004 and for the first three quarters of fiscal 2004.

Historically, when accounting for leases with renewal options, we depreciated our leasehold improvements on those leased properties over a period that included both the initial lease term and all option periods (or the useful lives of the assets, if shorter). We previously recorded rent expense on a straight-line basis over the initial lease term commencing when actual rent payments began. We, in consultation with our independent registered public accounting firm, Deloitte and Touche, LLP, have now determined to use a consistent lease period (generally, the initial lease term) when calculating depreciation of leasehold improvements on leased properties and straight-line rent expense. Straight-line rent expense will commence on the date when we become legally obligated under the lease.

These non-cash adjustments will not have any impact on our previously reported cash flows, sales, comparable sales or our compliance with any financial covenant under our revolving credit facility or other debt instruments.

The primary effect of the corrections is to accelerate the depreciation of leasehold improvements assets on those leased properties where the initial lease term is shorter than the estimated useful economic life of those assets and rental expense on properties we occupied before payment of rents was required. The cumulative effect of the restatement as of February 1, 2003 is a decrease in total property and equipment – net of  $55,813,000, a decrease in assets from discontinued operations of $2,447,000, an increase in the deferred rent liability of $ 12,320,000, a decrease in deferred income tax liability of $26,468,000 and a decrease in retained earnings of  $44,112,000. The impact of the restatement is an (increase) decrease in net (loss) earnings of $(1,748,000), $4,332,000 and $4,968,000 for fiscal years 2003, 2002 and 2001, respectively, from amounts previously reported.  The restatement increased reported diluted loss per share by $0.03, for fiscal 2003, and decreased reported diluted earnings per share by $0.08 and $0.10 for fiscal 2002 and 2001, respectively. The cumulative effect of the restatement for all years prior to fiscal 2001 was $34,812,000, which was recorded as an adjustment to opening stockholders’ equity at February 2, 2002.  The restatement did not have any impact on our previously reported cash flows, sales or comparable sales or on our compliance with any financial covenant under our line of credit facility or other debt instruments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the Restatement. See Note 2 to the consolidated financial statements.

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

          The Company’s working capital was $76,227,000 at January 31, 2004, $130,680,000 at February 1, 2003, and $115,201,000 at February 2, 2002. The Company’s long-term debt, as a percentage of its total capitalization, was 42% at January 31, 2004, 47% at February 1, 2003 and 49% at February 2, 2002. As of January 31, 2004, the Company had an available line of credit totaling $198,754,000.

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

RESULTS OF OPERATIONS

Restructuring

          Building upon the Profit Enhancement Plan launched in October 2000, the Company, during fiscal 2003, conducted a comprehensive review of its operations including individual store performance, the entire management infrastructure and its merchandise and service offerings. On July 31, 2003, the Company announced several initiatives aimed at realigning its business and continuing to improve upon the Company’s profitability. The Company expects these actions, including the disposal and sublease of the Company’s real properties, to be substantially completed by the end of the second quarter 2004 and estimates the costs, including future costs that were not accrued, to be approximately $66,752,000. The Company is accounting for these initiatives in accordance with the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. These initiatives included:

          Closure of 33 under-performing stores on July 31, 2003

          The charges related to these closures included a $31,237,000 write-down of fixed assets, $424,000 in long-term lease and other related obligations, net of subleases, and $980,000 in workforce reduction costs. These charges are included in discontinued operations of the consolidated statement of operations. The write-down of fixed assets includes the adjustment to the market value of those owned stores that are now classified as assets held for disposal in accordance with SFAS 144 and the write-down of leasehold improvements. The assets held for disposal have been valued at the lower of their carrying amount or their estimated fair value, net of disposal costs. The long-term lease and other related obligations represent the fair value of such obligations less the estimated net sublease income. The workforce reduction costs represent the involuntary termination benefits payable to approximately 900 store employees, all of who were notified on or prior to July 31, 2003. Severance for these employees was accrued in accordance with SFAS 146. Approximately 61% of these employees were terminated as of November 1, 2003. The remaining employees accepted other positions within the Company subsequent to the July 31, 2003 notification date. The accrued severance of $557,000 related to employees that accepted other positions was reversed in the third quarter of fiscal 2003. An additional $187,000 in accrued severance was reversed in the fourth quarter of fiscal 2003 due to a change in the estimate of severance payable. These reversals were recorded in discontinued operations on the consolidated statement of operations.

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

(Dollar amounts in thousands)

Fifty-two weeks ended	January 31, 2004	February 1, 2003	February 2, 2002

Total Revenues	$37,722	$74,711	$73,865
Total Gross (Loss) Profit	(15,695)	17,215	16,675
Selling, General, and Administrative Expenses	9,981	16,283	16,148
(Loss) Earnings from Discontinued Operations Before Income Taxes	(25,675)	932	526
(Loss) Earnings from Discontinued Operations, Net of Tax	$(16,265)	$587	$337

          Additionally, the Company has made certain reclassifications to its consolidated balance sheets to reflect the assets held for disposal and assets from discontinued operations associated with the 33 stores closed on July 31, 2003. As of January 31, 2004 and February 1, 2003, these reclassifications were as follows:

(Dollar amounts in thousands)	January 31, 2004	February 1, 2003

Land	$(8,954)	$(15,008)
Building and improvements	(7,975)	(45,872)
Furniture, fixtures and equipment	—	(23,785)

	(16,929)	(84,665)
Less accumulated depreciation and amortization	—	(29,561)

Property and Equipment—Net	$(16,929)	$(55,104)

Assets held for disposal	$16,929	$—
Assets from discontinued operations	$—	$55,104

          During fiscal 2003, the Company sold assets held for disposal for proceeds of $12,068,000 resulting in a gain of $7,097,000 which was recorded in discontinued operations on the consolidated statement of operations.

Impairment Charges

          During the second quarter 2003, the Company, as a result of its ongoing review of the performance of its stores, identified certain stores whose cash flow trend indicated that their carrying value may not be fully recoverable. An impairment charge of $1,371,000 was recorded for these stores in costs of merchandise sales on the consolidated statement of operations. The charge reflects the difference between these stores’ carrying value and fair value. Fair value was based on sales of similar assets or other estimates of fair value developed by Company management. Management’s judgment is necessary to estimate fair value. Accordingly, actual results could vary from such estimates.

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

	Percentage of Total Revenues					Percentage Change

Year ended	Jan. 31, 2004 (fiscal 2003)	Feb. 1, 2003 (Fiscal 2002)		Feb. 2, 2002 (Fiscal 2001)		Fiscal 2003 vs. Fiscal 2002	Fiscal 2002 vs. Fiscal 2001

Merchandise Sales	81.0%	80.9%		80.9%		1.8%	(0.6)%
Service Revenue(1)	19.0	19.1		19.1		1.4	(0.8)

Total Revenues	100.0	100.0		100.0		1.7	(0.6)
Costs of Merchandise Sales(2)	71.9 (3)	70.0	(3)	71.0	(3)	4.6	(2.1)
Costs of Service Revenue(2)	76.7 (3)	74.9	(3)	75.4	(3)	3.8	(1.4)

Total Costs of Revenues	72.8	70.9		71.9		4.4	(1.9)
Gross Profit from Merchandise Sales	28.1 (3)	30.0	(3)	29.0	(3)	(4.6)	3.1
Gross Profit from Service Revenue	23.3 (3)	25.1	(3)	24.6	(3)	(5.6)	1.0

Total Gross Profit	27.2	29.1		28.1		(4.8)	2.8
Selling, General and Administrative Expenses	26.7	24.0		23.6		13.0	1.3

Operating Profit	0.5	5.1		4.5		(89.7)	10.4
Non-operating Income	0.2	0.1		0.2		7.8	(33.0)
Interest Expense	1.8	2.2		2.5		(19.0)	(12.1)

(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(1.1)	2.9		2.2		(138.9)	31.9
Income Tax (Benefit) Expense	36.7 (4)	36.9	(4)	35.8	(4)	(138.7)	36.4

(Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(0.7)	1.9		1.4		(139.0)	29.5
(Loss) Earnings from Discontinued Operations, Net of Tax	(0.8)	0.0		0.0		(2,870.9)	74.2
Cumulative Effect of Change in Accounting Principle, Net of Tax	(0.1)	—		—		—	—

Net (Loss) Earnings	(1.6)	1.9		1.4		(185.9)	30.0

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

          Gross profit from merchandise sales decreased, as a percentage of merchandise sales, to 28.1% in fiscal 2003 from 30.0% in fiscal 2002. This decrease, as a percentage of merchandise sales, was due primarily to a $24,580,000 inventory write-down associated with the corporate restructuring, increased store occupancy costs, increased warehousing costs and an impairment charge of $1,371,000. The increase in store occupancy was due to higher rent and utilities expenses. The increase in warehousing costs was due to higher rent and delivery expenses.

          Gross profit from service revenue decreased, as a percentage of service revenue, to 23.3% in fiscal 2003 from 25.1% in fiscal 2002. This decrease, as a percentage of service revenue, was due primarily to an increase in workers’ compensation expense.

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

          Earnings from discontinued operations decreased $16,852,000, net of tax, due primarily to the charges associated with the corporate restructuring.

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

          Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 30.0% in fiscal 2002 from 29.0% in fiscal 2001. This increase was due primarily to higher merchandise margins, as a percentage of merchandise sales, offset, in part, by a charge related to the Profit Enhancement Plan of $2,014,000 in fiscal 2002 versus $4,169,000 in fiscal 2001. The improved merchandise margins were a result of a combination of an improvement in the mix of sales, selectively higher retail pricing, lower product acquisition costs and improved inventory controls.

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

          (Dollar amounts in thousands)

Year-ended	January 31, 2004	February 1, 2003	February 2, 2002

Retail Revenues	$1,195,757	$1,163,808	$1,092,192
Service Business Revenues	938,513	933,969	1,018,503

Total Revenues	$2,134,270	$2,097,777	$2,110,695

Gross Profit from Retail Revenues(1)	$309,214	$322,986	$298,896
Gross Profit from Service Business Revenues(1)	271,574	286,980	294,722

Total Gross Profit	$580,788	$609,966	$593,618

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

          We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

          As discussed in Note 2, the accompanying consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
April 9, 2004 (March 2, 2005
as to the restatement described
in Note 2)

CONSOLIDATED BALANCE SHEETS The Pep Boys—Manny, Moe & Jack and Subsidiaries (As Restated, See Note 2)
(dollar amounts in thousands, except per share amounts)

	January 31, 2004	February 1, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$60,984	$42,770
Accounts receivable, less allowance for uncollectible accounts of $739 and $422	30,562	17,916
Merchandise inventories	553,562	488,882
Prepaid expenses	39,480	43,746
Deferred income taxes	20,826	13,723
Other	81,096	56,687
Assets held for disposal	16,929	1,146

Total Current Assets	803,439	664,870

Property and Equipment—at cost:
Land	263,907	264,101
Buildings and improvements	899,114	890,898
Furniture, fixtures and equipment	586,607	580,746
Construction in progress	12,800	19,450

	1,762,428	1,755,195
Less accumulated depreciation and amortization	839,219	780,522

Total Property and Equipment—Net	923,209	974,673

Other	51,398	47,003
Assets from discontinued operations	—	55,104

Total Assets	$1,778,046	$1,741,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$342,584	$200,053
Accrued expenses	267,565	232,255
Current maturities of long-term debt and obligations under capital lease	117,063	101,882

Total Current Liabilities	727,212	534,190

Long-term debt and obligations under capital leases, less current maturities	258,016	375,577
Convertible long-term debt	150,000	150,000
Other long-term liabilities	39,201	37,476
Deferred income taxes	29,976	34,195
Deferred gain on sale leaseback	3,907	4,332
Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $1 per share: Authorized 500,000,000 shares; Issued 63,910,577	63,911	63,911
Additional paid-in capital	177,317	177,244
Retained earnings	531,933	586,735
Accumulated other comprehensive loss	(15)	(151)

	773,146	827,739
Less cost of shares in treasury—8,928,159 and 10,070,729 shares	144,148	162,595
Less cost of shares in benefits trust—2,195,270 shares	59,264	59,264

Total Stockholders’ Equity	569,734	605,880

Total Liabilities and Stockholders’ Equity	$1,778,046	$1,741,650

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS The Pep Boys—Manny, Moe & Jack and Subsidiaries (As Restated, See Note 2)

(dollar amounts in thousands, except per share amounts)

Year ended	January 31, 2004	February 1, 2003	February 2, 2002

Merchandise Sales	$1,728,386	$1,697,628	$1,707,190
Service Revenue	405,884	400,149	403,505

Total Revenues	2,134,270	2,097,777	2,110,695

Costs of Merchandise Sales	1,242,360	1,188,017	1,212,953
Costs of Service Revenue	311,122	299,794	304,124

Total Costs of Revenues	1,553,482	1,487,811	1,517,077

Gross Profit from Merchandise Sales	486,026	509,611	494,237
Gross Profit from Service Revenue	94,762	100,355	99,381

Total Gross Profit	580,788	609,966	593,618

Selling, General and Administrative Expenses	569,834	504,163	497,798

Operating Profit	10,954	105,803	95,820
Non-operating Income	3,340	3,097	4,623
Interest Expense	38,255	47,237	53,709

(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(23,961)	61,663	46,734
Income Tax (Benefit) Expense	(8,816)	22,782	16,704

Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(15,145)	38,881	30,030
(Loss) Earnings from Discontinued Operations, Net of Tax of $(9,423), $345 and $189	(16,265)	587	337
Cumulative Effect of Change in Accounting Principle, Net of Tax	(2,484)	—	—

Net (Loss) Earnings	$(33,894)	$39,468	$30,367

Basic (Loss) Earnings per Share:
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$(0.29)	$.75	$.58
(Loss) Earnings from Discontinued Operations, Net of Tax	(0.31)	.02	.01
Cumulative Effect of Change in Accounting Principle, Net of Tax	(0.05)	—	—

Basic (Loss) Earnings per Share	$(0.65)	$.77	$.59

Diluted (Loss) Earnings per Share:
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$(0.29)	$.73	$.58
(Loss) Earnings from Discontinued Operations, Net of Tax	(0.31)	.01	—
Cumulative Effect of Change in Accounting Principle, Net of Tax	(0.05)	—	—

Diluted (Loss) Earnings per Share	$(0.65)	$.74	$.58

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY The Pep Boys—Manny, Moe & Jack and Subsidiaries (As Restated, See Note 2)

(dollar amounts in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Benefits Trust	Total Stockholders’ Equity

	Shares	Amount			Shares	Amount

Balance, February 3, 2001	63,910,577	$63,911	$177,244	$546,856	(10,454,644)	$(168,793)	$—	$(59,264)	$559,954
Comprehensive income :
Net earnings				30,367
Total Comprehensive Income									30,367
Cash dividends ($.27 per share)				(13,864)					(13,864)
Effect of stock options and related tax benefits				(94)	17,000	275			181
Dividend reinvestment plan				(1,101)	153,198	2,473			1,372

Balance, February 2, 2002	63,910,577	63,911	177,244	562,164	(10,284,446)	(166,045)	—	(59,264)	578,010
Comprehensive income :
Net earnings				39,468
Minimum pension liability adjustment, net of tax							(151)
Total Comprehensive Income									39,317
Cash dividends ($.27 per share)				(13,911)					(13,911)
Effect of stock options and related tax benefits			(21)	(632)	111,000	1,792			1,139
Dividend reinvestment plan			21	(354)	102,717	1,658			1,325

Balance, February 1, 2003	63,910,577	63,911	177,244	586,735	(10,070,729)	(162,595)	(151)	(59,264)	605,880
Comprehensive loss:
Net loss				(33,894)
Minimum pension liability adjustment, net of tax							(1,253)
Fair market value adjustment on derivatives, net of tax							1,389
Total Comprehensive Loss									(33,758)
Cash dividends ($.27 per share)				(14,089)					(14,089)
Effect of stock options and related tax benefits			(39)	(6,499)	1,054,250	17,021			10,483
Dividend reinvestment plan			112	(320)	88,320	1,426			1,218

Balance, January 31, 2004	63,910,577	$63,911	$177,317	$531.933	(8,928,159)	$(144,148)	$(15)	$(59,264)	$569,734

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS The Pep Boys—Manny, Moe & Jack and Subsidiaries (As Restated, See Note 2)

(dollar amounts in thousands, except per share amounts)

Year ended	January 31, 2004	February 1, 2003	February 2, 2002

Cash Flows from Operating Activities:
Net (Loss) Earnings	$(33,894)	$39,468	$30,367
Net (Loss) Earnings from discontinued operations	(16,265)	587	337

Net (Loss) Earnings from continuing operations	(17,629)	38,881	30,030
Adjustments to Reconcile Net (Loss) Earnings From Continuing Operations to Net Cash Provided by Continuing Operations:
Depreciation and amortization	78,275	83,649	88,581
Cumulative effect of change in accounting principle, net of tax	2,484	—	—
Accretion of asset disposal obligation	163	—	—
Deferred income taxes	(1,402)	(3,775)	4,443
Deferred gain on sale leaseback	(425)	(112)	(26)
Accretion of bond discount	—	—	3,256
Loss on assets held for disposal	—	826	2,349
Loss on asset impairments	14,535	—	—
Loss (gain) from sale of assets	61	(1,909)	(218)
Gain from extinguishment of debt	—	—	(755)
Changes in operating assets and liabilities:
Increase in accounts receivable, prepaid expenses and other	(33,197)	(12,901)	(17,034)
(Increase) decrease in merchandise inventories	(64,680)	30,591	28,262
Increase (decrease) in accounts payable	142,531	(16,032)	11,330
Increase in accrued expenses	27,180	14,145	11,734
Increase in other long-term liabilities	1,726	92	1,320

Net Cash Provided by Continuing Operations	149,622	133,455	163,272
Net Cash Provided by Discontinued Operations	2,448	4,945	4,621

Net Cash Provided by Operating Activities	152,070	138,400	167,893

Cash Flows from Investing Activities:
Capital expenditures from continuing operations	(43,262)	(41,889)	(23,361)
Capital expenditures from discontinued operations	—	(2,022)	(2,014)
Proceeds from sales of assets	3,316	2,636	22,489
Proceeds from sales of assets held for disposal	13,214	8,422	4,271

Net Cash (Used in) Provided by Investing Activities	(26,732)	(32,853)	1,385

Cash Flows from Financing Activities:
Net payments under line of credit agreements	(497)	(70,295)	(56,876)
Repayment of life insurance policy loan	—	(20,686)	—
Payments for finance issuance costs	(2,356)	—	—
Payments on capital lease obligations	(700)	(642)	—
Reduction of long-term debt	(101,183)	(121,938)	(18,571)
Reduction of convertible debt	—	—	(161,056)
Net proceeds from issuance of notes	—	146,250	87,522
Dividends paid	(14,089)	(13,911)	(13,864)
Proceeds from exercise of stock options	10,483	1,139	181
Proceeds from dividend reinvestment plan	1,218	1,325	1,372

Net Cash Used in Financing Activities	(107,124)	(78,758)	(161,292)

Net Increase in Cash	18,214	26,789	7,986
Cash and Cash Equivalents at Beginning of Year	42,770	15,981	7,995

Cash and Cash Equivalents at End of Year	$60,984	$42,770	$15,981

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the year for:
Income taxes	$6,553	$22,856	$6,570
Interest, net of amounts capitalized	35,048	44,840	47,081
Non-cash financing activities:
Equipment capital leases	—	1,301	88

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

          During the second quarter 2003, the Company, as a result of its ongoing review of the performance of its stores, identified certain stores whose cash flow trend indicated that their carrying value may not be fully recoverable. An impairment charge of $1,371 was recorded for these stores in costs of merchandise sales on the consolidated statement of operations. The charge reflects the difference between these stores’ carrying value and fair value. Fair value was based on sales of similar assets or other estimates of fair value developed by Company management. Management’s judgment is necessary to estimate fair value. Accordingly, actual results could vary from such estimates.

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

	January 31, 2004	February 1, 2003	February 2, 2002

Net (loss) earnings:
As reported	$(33,894)	$39,468	$30,367
Less: Total stock-based compensation expense determined under fair value-based method, net of tax	(2,839)	(3,510)	(3,892)

Pro forma	$(36,733)	$35,958	$26,475
Net (loss) earnings per share:
Basic:
As reported	$(.65)	$.77	$.59
Pro forma	$(.70)	$.70	$.52

Diluted:
As reported	$(.65)	$.74	$.58
Pro forma	$(.70)	$.67	$.51

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

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s fiscal 2003 financial statements, the Company’s management reviewed its lease-related accounting policies and determined to correct its computation of depreciation, straight-line rent expense and the related deferred rent liability. As a result, on January 30, 2005, our Board of Directors, including our Audit Committee, concluded to restate the Company’s financial statements for the three year period ended January 31, 2004 and for the first three quarters of fiscal 2004.

Historically, when accounting for leases with renewal options, the Company depreciated leasehold improvements on those leased properties over a period that included both the initial lease term and all option periods (or the useful lives of the assets, if shorter). The Company previously recorded rent expense on a straight-line basis over the initial lease term commencing when actual rent payments began. The Company has now determined to use a consistent lease period (generally, the initial lease term) when calculating depreciation of leasehold improvements on leased properties and straight-line rent expense. Straight-line rent expense will commence on the date when the Company becomes legally obligated under the lease.

The primary effect of the corrections will be to accelerate the depreciation of long-lived assets of leased properties where the initial lease term is shorter than the estimated useful economic life of those assets and rental expense on properties we occupied before payment of rents was required. The cumulative effect of the restatement as of February 1, 2003 is a decrease in total property and equipment – net of  $58,260, an increase in the deferred rent liability of $ 12,320, a decrease in deferred income tax liability of $27,516 and a decrease in retained earnings of  $44,112. The impact of the restatement is an (increase) decrease in net (loss) earnings of $(1,748), $4,332 and $4,968 for fiscal years 2003, 2002 and 2001, respectively.  The restatement increased reported diluted loss per share by $0.03, for fiscal 2003 and decreased reported diluted earnings per share by $0.08 and $0.10 for fiscal 2002 and 2001, respectively. The cumulative effect of the restatement for all years prior to fiscal 2001 was $34,812,000, which was recorded as an adjustment to opening stockholders’ equity at February 2, 2002.  The restatement did not have any impact on the Company’s previously reported cash flows, sales or comparable sales or on the Company’s compliance with any financial covenant under the Company’s line of credit facility or other debt instruments.

The following is a summary of the significant effects of the restatement on (i) the Company’s consolidated balance sheets at January 31, 2004 and February 1, 2003 and (ii) the Company’s consolidated statements of operations for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002. We have not presented a summary of the impact of the restatement on the consolidated statements of cash flows for any of the above-referenced fiscal years because the net impact for each such fiscal year is zero.

Fiscal Year 2003

	As Previously Reported	Adjustments	As restated

Consolidated Balance Sheet
Accumulated depreciation	$776,242	$62,977	$839,219
Property and Equipment, net	986,186	(62,977)	923,209
Total assets	1,841,023	(62,977)	1,778,046
Other long-term liabilities	28,802	10,399	39,201
Deferred income taxes	57,492	(27,516)	29,976
Retained earnings	577,793	(45,860)	531,933
Total Stockholder’s Equity	615,594	(45,860)	569,734
Total Liabilities and Stockholder’s Equity	$1,841,023	$(62,977)	$1,778,046

Consolidated Statement of Operations
Cost of Merchandise Sales	$1,238,147	$4,213	$1,242,360
Costs of Service Revenue	309,380	1,742	311,122
Total Costs of Revenues	1,547,527	5,955	1,553,482
Gross Profit from Merchandise Sales	490,239	(4,213)	486,026
Gross Profit from Service Revenue	96,504	(1,742)	94,762
Total Gross Profit	586,743	(5,955)	580,788
Operating Profit	16,909	(5,955)	10,954
Non-operating Income	3,339	1	3,340
Loss Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(18,007)	(5,954)	(23,961)
Income Tax Benefit	(6,608)	(2,208)	(8,816)
Loss Before Cumulative Effect of Change in Accounting Principle	(11,399)	(3,746)	(15,145)
Discontinued Operations, Net of Tax	(18,263)	1,998	(16,265)
Net Loss	$(32,146)	$(1,748)	$(33,894)
Basic and Diluted Loss Per Share:
Net Loss from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$(0.22)	$(0.07)	$(0.29)
Discontinued Operations, Net of Tax	(0.35)	0.04	(0.31)
Basic and diluted Loss Per Share	$(0.62)	$(0.03)	$(0.65)

Fiscal Year 2002

	As previously reported	Adjustments	As restated

Consolidated Balance Sheet
Accumulated depreciation	$724,709	$55,813	$780,522
Property and Equipment, net	1,030,486	(55,813)	974,673
Assets from Discontinued Operations	57,551	(2,447)	55,104
Total assets	1,799,910	(58,260)	1,741,650
Other long-term liabilities	25,156	12,320	37,476
Deferred income taxes	60,663	(26,468)	34,195
Retained earnings	630,847	(44,112)	586,735
Total Stockholder’s Equity	649,992	(44,112)	605,880
Total Liabilities and Stockholder’s Equity	$1,799,910	$(58,260)	$1,741,650

Consolidated Statement of Operations
Cost of Merchandise Sales	$1,183,138	$4,879	$1,188,017
Costs of Service Revenue	298,093	1,701	299,794
Total Costs of Revenues	1,481,231	6,580	1,487,811
Gross Profit from Merchandise Sales	514,490	(4,879)	509,611
Gross Profit from Service Revenue	102,056	(1,701)	100,355
Total Gross Profit	616,546	(6,580)	609,966
Operating Profit	112,383	(6,580)	105,803
Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	68,243	(6,580)	61,663
Income Tax Expense	25,251	(2,469)	22,782
Earnings Before Cumulative Effect of Change in Accounting Principle	42,992	(4,111)	38,881
Discontinued Operations, Net of Tax	808	(221)	587
Net Earnings	$43,800	$(4,332)	$39,468
Basic Earnings Per Share:
Net Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$0.83	$(0.08)	$0.75
Basic Earnings Per Share	$0.85	$(0.08)	$0.77
Diluted Earnings Per Share:
Net Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$0.80	$(0.07)	$0.73
Discontinued Operations, Net of Tax	0.02	(0.01)	0.01
Diluted Earnings Per Share	$0.82	$(0.08)	$0.74

Fiscal Year 2001

	As previously reported	Adjustments	As restated

Consolidated Statement of Operations
Cost of Merchandise Sales	$1,207,153	$5,800	$1,212,953
Costs of Service Revenue	302,452	1,672	304,124
Total Costs of Revenues	1,509,605	7,472	1,517,077
Gross Profit from Merchandise Sales	500,037	(5,800)	494,237
Gross Profit from Service Revenue	101,053	(1,672)	99,381
Total Gross Profit	601,090	(7,472)	593,618
Operating Profit	103,292	(7,472)	95,820
Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	54,206	(7,472)	46,734
Income Tax (Benefit) Expense	19,513	(2,809)	16,704
Earnings Before Cumulative Effect of Change in Accounting Principle	34,693	(4,663)	30,030
Discontinued Operations, Net of Tax	642	(305)	337
Net Earnings	$35,335	$(4,968)	$30,367
Basic Earnings Per Share:
Net Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$0.68	$(0.10)	$0.58
Basic Earnings Per Share	$0.69	$(0.10)	$0.59
Diluted Earnings Per Share:
Net Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$0.67	$(0.09)	$0.58
Discontinued Operations, Net of Tax	0.01	(0.01)	—
Diluted Earnings Per Share	$0.68	$(0.10)	$0.58

NOTE 3—DEBT

LONG-TERM DEBT

	January 31, 2004	February 1, 2003

Medium-Term Notes, 6.7% to 6.9%, due March 2004 through March 2006	$100,000	$100,000
7% Notes due June 2005	100,000	100,000
6.92% Term Enhanced ReMarketable Securities, due July 2016	100,000	100,000
6.625% Notes due May 2003	—	75,000
Medium-Term Notes, 6.4% to 6.7%, due November 2004 through September 2007	51,215	51,215
Senior Secured Credit Facility, payable through July 2006	22,419	42,588
Other notes payable, 3.8% to 8%	1,347	7,361
Capital lease obligations, payable through July 2004	48	748
Revolving credit agreement	50	547

	375,079	477,459
Less current maturities	117,063	101,882

Total Long-term Debt	$258,016	$375,577

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

          The other notes payable have a weighted average interest rate of 5.1% at January 31, 2004 and 5.7% at February 1, 2003, and mature at various times through August 2016. Certain of these notes are collateralized by land and buildings with an aggregate carrying value of approximately $6,766 and $6,995 at January 31, 2004 and February 1, 2003, respectively.

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

          Several of the Company’s debt agreements require the maintenance of certain financial ratios and compliance with covenants.  The most restrictive of these covenants, a net worth restriction, was eliminated by amendment on December 2, 2004 and replaced by an EBITDA restriction. As of January 31, 2004 and after giving effect to the Restatement, the Company was in compliance with such EBITDA restriction and all other covenants contained in its debt agreements.

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

NOTE 4—ACCRUED EXPENSES

          The Company’s accrued expenses for fiscal years ended January 31, 2004 and February 1, 2003 were as follows:

	January 31, 2004	February 1, 2003

Medical and casualty risk insurance	$136,599	$124,571
Accrued compensation and related taxes	51,043	49,923
Legal reserves	26,576	6,054
Other	53,347	51,707

Total	$267,565	$232,255

NOTE 5—OTHER CURRENT ASSETS

          The Company’s other current assets for fiscal years ended January 31, 2004 and February 1, 2003 were as follows:

	January 31, 2004	February 1, 2003

Reinsurance premiums receivable	$67,326	$56,445
Income taxes receivable	13,517	—
Other	253	242

Total	$81,096	$56,687

NOTE 6—LEASE AND OTHER COMMITMENTS

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

          The Company leases certain property and equipment under operating leases and capital leases which contain renewal and escalation clauses. Future minimum rental payments for noncancelable operating leases and capital leases in effect as of January 31, 2004 are shown in the table below. All amounts are exclusive of lease obligations and sublease rentals applicable to stores for which reserves, in conjunction with the restructuring, have previously been established. The aggregate minimum rental payments for such leases having  initial terms of more than one year are approximately:

Year	Operating Leases	Capital Leases

2004	$51,266	$48
2005	45,629	—
2006	43,670	—
2007	41,442	—
2008	34,634	—
Thereafter	258,491	—

Aggregate minimum lease payments	$475,132	48

Less: interest on capital leases		—

Present Value of Net Minimum Lease Payments		$48

          Rental expenses incurred for operating leases in fiscal years 2003, 2002 and 2001 were $63,806, $61,282 and $63,198, respectively.

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

NOTE 7—STOCKHOLDERS’ EQUITY

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

NOTE 8—RESTRUCTURING

          Building upon the Profit Enhancement Plan launched in October 2000, the Company, during fiscal 2003, conducted a comprehensive review of its operations including individual store performance, the entire management infrastructure and its merchandise and service offerings. On July 31, 2003, the Company announced several initiatives aimed at realigning its business and continuing to improve upon the Company’s profitability. The Company expects these actions, including the disposal and sublease of the Company’s real properties, to be substantially completed by the end of the second quarter 2004 and estimates the costs, including future costs that were not accrued, to be approximately $66,752. The Company is accounting for these initiatives in accordance with the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. These initiatives included:

          Closure of 33 under-performing stores on July 31, 2003

          The charges related to these closures included a $31,237 write-down of fixed assets, $424 in long-term lease and other related obligations, net of subleases, and $980 in workforce reduction costs. These charges are included in discontinued operations of the consolidated statement of operations. The write-down of fixed assets includes the adjustment to the market value of those owned stores that are now classified as assets held for disposal in accordance with

SFAS 144 and the write-down of leasehold improvements. The assets held for disposal have been valued at the lower of their carrying amount or their estimated fair value, net of disposal costs. The long-term lease and other related obligations represent the fair value of such obligations less the estimated net sublease income. The workforce reduction costs represent the involuntary termination benefits payable to approximately 900 store employees, all of who were notified on or prior to July 31, 2003. Severance for these employees was accrued in accordance with SFAS 146. Approximately 61% of these employees were terminated as of November 1, 2003. The remaining employees accepted other positions within the Company subsequent to the July 31, 2003 notification date. The accrued severance of $557 related to employees that accepted other positions was reversed in the third quarter of fiscal 2003. An additional $187 in accrued severance was reversed in the fourth quarter of fiscal 2003 for a change in the estimate of severance payable. These reversals were recorded in discontinued operations on the consolidated statement of operations.

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

NOTE 9—DISCONTINUED OPERATIONS

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

Year ended	January 31, 2004	February 1, 2003	February 2, 2002

Total Revenues	$37,722	$74,711	$73,865
Total Gross (Loss) Profit	(15,695)	17,215	16,675
Selling, General, and Administrative Expenses	9,981	16,283	16,148
(Loss) Earnings from Discontinued Operations Before Income Taxes	(25,675)	932	526
(Loss) Earnings from Discontinued Operations, Net of Tax	$(16,265)	$587	$337

          Additionally, the Company has made certain reclassifications to its consolidated balance sheets to reflect the assets held for disposal and assets from discontinued operations associated with the 33 stores closed on July 31, 2003. As of January 31, 2004 and February 1, 2003, these reclassifications were as follows:

	January 31, 2004	February 1, 2003

Land	$(8,954)	$(15,008)
Building and improvements	(7,975)	(45,872)
Furniture, fixtures and equipment	—	(23,785)

	(16,929)	(84,665)
Less accumulated depreciation and amortization	—	(29,561)

Property and Equipment—Net	$(16,929)	$(55,104)

Assets held for disposal	$16,929	$—
Assets from discontinued operations	$—	$55,104

          During fiscal 2003, the Company sold assets held for disposal for proceeds of $12,068, resulting in a gain of $7,097 which was recorded in discontinued operations on the consolidated statement of operations.

NOTE 10—SUPPLEMENTAL GUARANTOR INFORMATION—CONVERTIBLE SENIOR NOTES

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

          The following are consolidating balance sheets of the Company as of January 31, 2004 and February 1, 2003 and the related consolidating statements of operations and consolidating statements of cash flows for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002:

CONSOLIDATING BALANCE SHEET

As of January 31, 2004	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$43,929	$9,070	$7,985	$—	$60,984
Accounts receivable, net	14,573	15,989	—	—	30,562
Merchandise inventories	191,111	362,451	—	—	553,562
Prepaid expenses	25,860	16,714	17,656	(20,750)	39,480
Deferred income taxes	7,224	8,354	5,248	—	20,826
Other	17,891	7,457	55,748	—	81,096
Assets held for disposal	8,083	8,846	—	—	16,929

Total Current Assets	308,671	428,881	86,637	(20,750)	803,439

Property and Equipment—at cost:
Land	87,484	176,423	—	—	263,907
Buildings and improvements	308,066	591,048	—	—	899,114
Furniture, fixtures and equipment	286,472	300,135	—	—	586,607
Construction in progress	12,800	—	—	—	12,800

	694,822	1,067,606	—	—	1,762,428
Less accumulated depreciation and amortization	363,652	475,567	—	—	839,219

Total Property and Equipment—Net	331,170		—	—	923,209

Investment in subsidiaries	1,440,412	—	1,162,965	(2,603,377)
Intercompany receivable	—	410,107	356,382	(766,489)	—
Other	48,240	3,158	—	—	51,398

Total Assets	$2,128,493	$1,434,185	$1,605,984	$(3,390,616)	$1,778,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$342,575	$9	$—	$—	$342,584
Accrued expenses	43,670	85,790	158,855	(20,750)	267,565
Current maturities of long-term debt and obligations under capital leases	117,063	—	—	—	117,063

Total Current Liabilities	503,308	85,799	158,855	(20,750)	727,212

Long-term debt and obligations under capital leases, less current maturities	257,983	33	—	—	258,016
Convertible long-term debt, less current maturities	150,000	—	—	—	150,000
Other long-term liabilities	12,287	26,914	—	—	39,201
Intercompany liabilities	607,168	159,321	—	(766,489)	—
Deferred income taxes	26,856	3,120	—	—	29,974
Deferred gain on sale leaseback	1,157	2,750	—	—	3,907
Stockholders’ Equity:
Common stock	63,911	1,501	101	(1,602)	63,911
Additional paid-in capital	177,317	240,359	200,398	(440,757)	177,317
Retained earnings	531,933	914,388	1,246,630	(2,161,018)	531,933
Accumulated other comprehensive loss	(15)	—	—	—	(15)

	773,146	1,156,248	1,447,129	(2,603,377)	773,146
Less:
Cost of shares in treasury	144,148	—	—	—	144,148
Cost of shares in benefits trust	59,264	—	—	—	59,264

Total Stockholders’ Equity	569,734	1,156,248	1,447,129	(2,603,377)	569,734

Total Liabilities and Stockholders’ Equity	$2,128,493	$1,434,185	$1,605,984	$(3,390,616)	$1,778,046

CONSOLIDATING BALANCE SHEET

As of February 1, 2003	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$32,654	$9,714	$402	$—	$42,770
Accounts receivable, net	8,122	9,794	—	—	17,916
Merchandise inventories	166,166	322,716	—	—	488,882
Prepaid expenses	29,176	16,308	17,637	(19,375)	43,746
Deferred income taxes	6,812	(819)	7,730	—	13,723
Other	107	—	56,580	—	56,687
Assets held for disposal	—	1,146	—	—	1,146

Total Current Assets	243,037	358,859	82,349	(19,375)	664,870

Property and Equipment—at cost:
Land	88,271	175,830	—	—	264,101
Buildings and improvements	303,200	587,698	—	—	890,898
Furniture, fixtures and equipment	279,884	300,862	—	—	580,746
Construction in progress	14,764	4,686	—	—	19,450

	686,119	1,069,076	—	—	1,755,195
Less accumulated depreciation and amortization	335,743	444,779	—	—	780,522

Total Property and Equipment—Net	350,376	624,297	—	—	974,673

Investment in subsidiaries	1,424,339	—	1,121,299	(2,545,638)	—
Intercompany receivable	—	631,438	335,640	(967,078)	—
Other	41,972	5,031	—	—	47,003
Assets from discontinued operations	13,559	41,545	—	—	55,104

Total Assets	$2,073,283	$1,661,170	$1,539,288	$(3,532,091)	$1,741,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$200,044	$9	$—	$—	$200,053
Accrued expenses	59,625	48,567	143,438	(19,375)	232,255
Current maturities of long-term debt and obligations under capital leases	101,882	—	—	—	101,882

Total Current Liabilities	361,551	48,576	143,438	(19,375)	534,190

Long—term debt and obligations under capital leases, less current maturities	375,216	361	—	—	375,577
Convertible long-term debt, less current maturities	150,000	—	—	—	150,000
Other long-term liabilities	8,678	28,798	—	—	37,476
Intercompany liabilities	544,877	422,201	—	(967,078)	—
Deferred income taxes	25,775	8,420	—	—	34,195
Deferred gain on sale leaseback	1,306	3,026	—	—	4,332
Stockholders’ Equity:
Common stock	63,911	1,501	101	(1,602)	63,911
Additional paid-in capital	177,244	240,359	200,398	(440,757)	177,244
Retained earnings	586,735	907,928	1,195,351	(2,103,279)	586,735
Accumulated other comprehensive loss	(151)	—	—	—	(151)

	827,739	1,149,788	1,395,850	(2,545,638)	827,739
Less:
Cost of shares in treasury	162,595	—	—	—	162,595
Cost of shares in benefits trust	59,264	—	—	—	59,264

Total Stockholders’ Equity	605,880	1,149,788	1,395,850	(2,545,638)	605,880

Total Liabilities and Stockholders’ Equity	$2,073,283	$1,661,170	$1,539,288	$(3,532,091)	$1,741,650

CONSOLIDATED STATEMENT OF OPERATIONS

Year ended January 31, 2004	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination	Consolidated

Merchandise Sales	$591,505	$1,136,881	$—	$—	$1,728,386
Service Revenue	141,304	264,580	—	—	405,884
Other Revenue	—	—	26,825	(26,825)	—

Total Revenues	732,809	1,401,461	26,825	(26,825)	2,134,270

Costs of Merchandise Sales	426,260	816,100	—	—	1,242,360
Costs of Service Revenue	105,940	205,182	—	—	311,122
Costs of Other Revenue	—	—	31,636	(31,636)	—

Total Costs of Revenues	532,200	1,021,282	31,636	(31,636)	1,553,482

Gross Profit from Merchandise Sales	165,245	320,781	—	—	486,026
Gross Profit from Service Revenue	35,364	59,398	—	—	94,762
Gross Loss from Other Revenue	—	—	(4,811)	4,811	—

Total Gross Profit (Loss)	200,609	380,179	(4,811)	4,811	580,788

Selling, General and Administrative Expenses	192,228	372,454	341	4,811	569,834

Operating Profit (Loss)	8,381	7,725	(5,152)	—	10,954
Equity in Earnings of Subsidiaries	16,070	—	41,666	(57,736)	—
Non-Operating (Expense) Income	(17,055)	48,550	19,915	(48,070)	3,340
Interest Expense	61,675	24,650	—	(48,070)	38,255

(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(54,279)	31,625	56,429	(57,736)	(23,961)
Income Tax (Benefit) Expense	(24,920)	10,954	5,150	—	(8,816)

Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(29,359)	20,671	51,279	(57,736)	(15,145)
Loss from Discontinued Operations, Net of Tax	(3,636)	(12,629)	—	—	(16,265)
Cumulative Effect of Change in Accounting Principle, Net of Tax	(899)	(1,585)	—	—	(2,484)

Net (Loss) Earnings	$(33,894)	$6,457	$51,279	$(57,736)	$(33,894)

CONSOLIDATED STATEMENT OF OPERATIONS

Year ended February 1, 2003	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination	Consolidated

Merchandise Sales	$585,819	$1,111,809	$—	$—	$1,697,628
Service Revenue	140,419	259,730	—	—	400,149
Other Revenue	—	—	26,075	(26,075)	—

Total Revenues	726,238	1,371,539	26,075	(26,075)	2,097,777

Costs of Merchandise Sales	407,538	780,479	—	—	1,188,017
Costs of Service Revenue	101,864	197,900	—	—	299,794
Costs of Other Revenue	—	—	29,498	(29,498)	—

Total Costs of Revenues	59,432	978,379	29,498	(29,498)	1,487,811

Gross Profit from Merchandise Sales	178,281	331,330	—	—	509,611
Gross Profit from Service Revenue	38,525	61,830	—	—	100,355
Gross Loss from Other Revenue	—	—	(3,423)	3,423	—

Total Gross Profit (Loss)	216,806	393,160	(3,423)	3,423	609,966

Selling, General and Administrative Expenses	168,327	332,096	317	3,423	504,163

Operating Profit (Loss)	48,479	61,064	(3,740)	—	105,803
Equity in Earnings of Subsidiaries	63,983	—	70,805	(134,788)	—
Non-Operating (Expense) Income	(16,977)	47,332	21,113	(48,371)	3,097
Interest Expense	70,099	25,509	—	(48,371)	47,237

Earnings from Continuing Operations Before Income Taxes	25,386	82,887	88,178		61,663
Income Tax (Benefit) Expense	(13,502)	30,218	6,066	—	22,782

Net Earnings from Continuing Operations	38,888	52,669	82,112	(134,788)	38,881
Earnings from Discontinued Operations, Net of Tax	580	7	—	—	587

Net Earnings	$39,468	$52,676	$82,112	$(134,788)	$39,468

CONSOLIDATED STATEMENT OF OPERATIONS

Year ended February 2, 2002	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination	Consolidated

Merchandise Sales	$587,319	$1,119,871	$—	$—	$1,707,190
Service Revenue	143,267	260,238	—	—	403,505
Other Revenue	—	—	22,588	(22,588)	—

Total Revenues	730,586	1,380,109	22,588	(22,588)	2,110,695

Costs of Merchandise Sales	417,067	795,886	—	—	1,212,953
Costs of Service Revenue	106,286	197,838	—	—	304,124
Costs of Other Revenue	—	—	26,118	(26,118)	—

Total Costs of Revenues	523,353	993,724	26,118	(26,118)	1,517,077

Gross Profit from Merchandise Sales	170,252	323,985	—	—	494,237
Gross Profit from Service Revenue	36,981	62,400	—	—	99,381
Gross Loss from Other Revenue	—	—	(3,530)	3,530	—

Total Gross Profit (Loss)	207,233	386,385	(3,530)	3,530	593,618

Selling, General and Administrative Expenses	167,733	326,231	304	3,530	497,798

Operating Profit (Loss)	39,500	60,154	(3,834)	—	95,820
Equity in Earnings of Subsidiaries	61,241	—	73,910	(135,151)	—
Non-Operating (Expense) Income	(15,616)	49,962	22,979	(52,702)	4,623
Interest Expense	74,617	31,794	—	(52,702)	53,709

Earnings from Continuing Operations Before Income Taxes	10,508	78,322	93,055	(135,151)	46,734
Income Tax (Benefit) Expense	(19,393)	29,396	6,701	—	16,704

Net Earnings from Continuing Operations	29,901	48,926	86,354	(135,151)	30,030
Earnings from Discontinued Operations, Net of Tax	466	(129)	—	—	337

Net Earnings	30,367	48,797	$86,354	(135,151)	$30,367

CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended January 31, 2004	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination	Consolidated

Cash Flows from Operating Activities:
Net (Loss) Earnings	$(33,894)	$6,459	$51,279	$(57,738)	$(33,894)
Net Loss from Discontinued Operations	(3,351)	(12,914)	—	—	(16,265)

Net (Loss) Earnings from Continuing Operations	(30,543)	19,373	51,279	(57,738)	(17,629)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash Provided By Continuing Operations:
Depreciation and amortization	31,312	46,963	—	—	78,275
Cumulative effect of change in accounting principle, net of tax	899	1,585	—	—	2,484
Accretion of asset disposal obligation	38	125	—	—	163
Equity in earnings of subsidiaries	(16,072)	—	(41,666)	57,738	—
Deferred income taxes	2,838	(6,722)	2,482	—	(1,402)
Deferred gain on sale leaseback	(149)	(276)	—	—	(425)
Loss on asset impairments	13,164	1,371	—	—	14,535
(Gain) loss from sale of assets	(7)	68	—	—	61
Changes in operating assets and liabilities: (Increase) decrease in accounts receivable, prepaid expenses and other	(22,786)	(12,599)	813	1,375	(33,197)
Increase in merchandise inventories	(24,945)	(39,735)	—	—	(64,680)
Increase in accounts payable	142,531	—	—	—	142,531
(Decrease) increase in accrued expenses	(19,689)	32,827	15,417	(1,375)	27,180
Increase (decrease) in other long-term liabilities	3,610	(1,884)	—	—	1,726

Net Cash Provided by Continuing Operations	80,201	41,096	28,325	—	149,622
Net Cash Provided by Discontinued Operations	768	1,680	—	—	2,448

Net Cash Provided by Operating Activities	80,969	42,776	28,325	—	152,070

Cash Flows from Investing Activities:
Capital expenditures from continuing operations	(27,724)	(15,538)	—	—	(43,262)
Proceeds from sales of assets	870	2,446	—	—	3,316
Proceeds from sales of assets held for disposal	—	13,214	—	—	13,214

Net Cash (Used in) Provided by Investing Activities	(26,854)	122	—	—	(26,732)

Cash Flows from Financing Activities:
Net payments under line of credit agreements	(169)	(328)	—	—	(497)
Payments for finance issuance costs	(2,356)	—	—	—	(2,356)
Payments on capital lease obligations	(700)	—	—	—	(700)
Reduction of long-term debt	(101,183)	—	—	—	(101,183)
Intercompany loan	63,956	(43,214)	(20,742)	—	—
Dividends paid	(14,089)	—	—	—	(14,089)
Proceeds from exercise of stock options	10,483	—	—	—	10,483
Proceeds from dividend reinvestment plan	1,218	—	—	—	1,218

Net Cash Used In Financing Activities	(42,840)	(43,542)	(20,742)	—	(107,124)

Net Increase (Decrease) in Cash	11,275	(644)	7,583	—	18,214
Cash and Cash Equivalents at Beginning of Year	32,654	9,714	402	—	42,770

Cash and Cash Equivalents at End of Year	$43,929	$9,070	$7,985	$—	$60,984

CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended February 1, 2003	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination	Consolidated

Cash Flows from Operating Activities:
Net Earnings	$39,468	$52,676	$82,112	$(134,788)	$39,468
Net Earnings from Discontinued Operations	557	30	—	—	587

Net Earnings from Continuing Operations	38,911	52,646	82,112	(134,788)	38,881
Adjustments to Reconcile Net Earnings to Net Cash Provided By Continuing Operations:
Depreciation and amortization	34,986	48,663	—	—	83,649
Deferred income taxes	2,126	(5,113)	(788)	—	(3,775)
Deferred gain on sale leaseback	(11)	(101)	—	—	(112)
Equity in earnings of subsidiaries	(63,983)	—	(70,805)	134,788	—
Loss on assets held for disposal	11	815	—	—	826
Gain from sale of assets	(216)	(1,693)	—	—	(1,909)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other	15,170	(41,134)	10,938	2,125	(12,901)
Decrease in merchandise inventories	10,530	20,061	—	—	30,591
Decrease in accounts payable	(16,032)	—	—	—	(16,032)
Increase in accrued expenses	2,956	361	12,953	(2,125)	14,145
(Decrease) increase in other long-term liabilities	(652)	744	—	—	92

Net Cash Provided by Continuing Operations	23,796	75,249	34,410	—	133,455
Net Cash Provided by Discontinued Operations	1,895	3,050	—	—	4,945

Net Cash Provided by Operating Activities	25,691	78,299	34,410	—	138,400

Cash Flows from Investing Activities:
Capital expenditures from continuing operations	(27,005)	(14,884)	—	—	(41,889)
Capital expenditures from discontinued operations	(163)	(1,859)	—	—	(2,022)
Proceeds from sales of assets	816	1,820	—	—	2,636
Proceeds from assets held for disposal	1,234	7,188	—	—	8,422

Net Cash Used in Investing Activities	(25,118)	(7,735)	—	—	(32,853)

Cash Flows from Financing Activities:
Net payments under line of credit agreements	(23,841)	(46,454)	—	—	(70,295)
Repayment of life insurance policy loan	(17,908)	(2,778)	—	—	(20,686)
Payments on capital lease obligations	(642)	—	—	—	(642)
Reduction of long-term debt	(121,938)	—	—	—	(121,938)
Net proceeds from issuance of notes	146,250	—	—	—	146,250
Intercompany loan	56,811	(22,492)	(34,319)	—	—
Dividends paid	(13,911)	—	—	—	(13,911)
Proceeds from exercise of stock options	1,139	—	—	—	1,139
Proceeds from dividend reinvestment plan	1,325	—	—	—	1,325

Net Cash Provided by (Used in) Financing Activities	27,285	(71,724)	(34,319)	—	(78,758)

Net Increase (Decrease) in Cash	27,858	(1,160)	91	—	26,789
Cash and Cash Equivalents at Beginning of Year	4,796	10,874	311	—	15,981

Cash and Cash Equivalents at End of Year	$32,654	$9,714	$402	$—	$42,770

CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended February 2, 2002	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination	Consolidated

Cash Flows from Operating Activities:
Net Earnings	$30,367	$48,797	$86,354	$(135,151)	$30,367
Net Earnings from Discontinued Operations	444	107	—	—	337

Net Earnings from Continuing Operations	29,923	48,904	86,354	(135,151)	30,030
Adjustments to Reconcile Net Earnings to Net Cash (Used in) Provided By Continuing Operations:
Depreciation and amortization	37,658	50,923	—	—	88,581
Deferred income taxes	449	4,410	(416)	—	4,443
Deferred gain on sale leaseback	(12)	(14)	—	—	(26)
Equity in earnings of subsidiaries	(61,241)	—	(73,910)	135,151	—
Accretion of bond discount	3,256	—	—	—	3,256
Loss an assets held for disposal	24	2,325	—	—	2,349
Loss (gain from sale of assets	(89)	(129)	—	—	(218)
Gain from extinguishment of debt	(755)				(755)
Changes in operating assets and liabilities:		—	—	—
(Increase) decrease in accounts receivable, prepaid expenses and other	(33,030)	35,408	(18,087)	(1,325)	(17,034)
Decrease in merchandise inventories	9,674	18,588	—	—	28,262
Increase in accounts payable	11,330	—	—	—	11,330
(Decrease) increase in accrued expenses	(16,831)	18,176	9,064	1,325	11,734
(Decrease) increase in other long-term liabilities	(47)	1,367	—	—	1,320

Net Cash (Used in) Provided by Continuing Operations	(19,691)	179,958	3,005	—	163,272
Net Cash Provided by Discontinued Operations	1,793	2,828	—	—	4,621

Net Cash (Used in) Provided by Operating Activities	(17,898)	182,786	3,005	—	167,893

Cash Flows from Investing Activities:
Capital expenditures from continuing operations	(14,133)	(9,228)	—	—	(23,361)
Capital expenditures from discontinued operations	(259)	(1,755)	—	—	(2,014)
Proceeds from sales of assets	5,181	17,308	—	—	22,489
Proceeds from sales of assets held for disposal	2,024	2,247	—	—	4,271

Net Cash (Used in) Provided by Investing Activities	(7,187)	8,572	—	—	1,385

Cash Flows from Financing Activities:
Net payments under line of credit agreements	(19,147)	(37,729)	—	—	(56,876)
Reduction of long-term debt	(18,571)	—	—	—	(18,571)
Reduction of convertible debt	(161,056)	—	—	—	(161,056)
Net proceeds from issuance of notes	87,522	—	—	—	87,522
Intercompany loan	152,962	(149,793)	(3,169)	—	—
Dividends paid	(13,864)	—	—	—	(13,864)
Proceeds from exercise of stock options	181	—	—	—	181
Proceeds from dividend reinvestment plan	1,372	—	—	—	1,372

Net Cash Provided by (Used in) Financing Activities	29,399	(187,522)	(3,169)	—	(161,292)

Net Increase (Decrease) in Cash	4,314	3,836	(164)	—	7,986
Cash and Cash Equivalents at Beginning of Year	482	7,038	475	—	7,995

Cash and Cash Equivalents at End of Year	$4,796	$10,874	$311	$—	$15,981

NOTE 11—PENSION AND SAVINGS PLANS

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

          The following table sets forth additional fiscal year-end information for the Company’s SERP for which the accumulated benefit obligation is in excess of plan assets:

Year ended	January 31, 2004	February 1, 2003

Projected benefit obligation	$14,352	$15,752
Accumulated benefit obligation	11,266	13,318
Fair value of plan assets	—	—

          The following actuarial assumptions were used by the Company to determine pension expense and to present disclosure benefit obligations:

Year ended	January 31, 2004	February 1, 2003

Weighted-Average Assumptions as of December 31:
Discount rate	6.25%	6.75%
Rate of compensation expense(1)	N/A (1)	N/A (2)
Weighted-Average Assumptions for Net Periodic Benefit Cost Development:
Discount rate	6.75%	7.25%
Expected return on plan assets	6.75%	8.50%
Rate of compensation expense	N/A (1)	N/A (2)
Measurement Date	December 31	December 31

(1) Rate of compensation increase assumption is 4.0% for the executive supplemental plan (bonuses are assumed to be a fixed percentage of base pay depending upon officer level).
(2) Rate of compensation increase assumption is 4.0% for the executive supplemental plan.

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

NOTE 12—NET EARNINGS PER SHARE

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

          The following schedule presents the calculation of basic and diluted earnings per share for net (loss) earnings from continuing operations:

Year ended	January 31, 2004	February 1, 2003	February 2, 2002

(Loss) Earnings from Continuing Operations:
Basic (loss) earnings from continuing operations available to common stockholders	$(15,145)	$38,881	$30,030
Adjustment for interest on convertible senior notes, net of tax	—	2,807	—

Diluted (loss) earnings from continuing operations available to common stockholders	$(15,145)	$41,688	$30,030

Shares:
Basic average number of common shares outstanding	52,185	51,517	51,348
Common shares assumed issued upon conversion of convertible senior notes	—	4,729	—
Common shares assumed issued upon exercise of dilutive stock options	—	953	687

Diluted average number of common shares outstanding assuming conversion	52,185	57,199	52,035

Per Share:
Basic (loss) earnings from continuing operations per share	$(0.29)	$0.75	$0.58
Diluted (loss) earnings from continuing operations per share	$(0.29)	$0.73	$0.58

          On March 24, 2004, the Company sold 4,646,464 shares of common stock (par value $1 per share). Refer to NOTE 18—SUBSEQUENT EVENT for details on this transaction.

NOTE 13—STOCK OPTION PLANS

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

	Equity compensation plans approved by shareholders	Equity compensation plans not approved by shareholders		Total

Number of securities to be issued upon exercise of outstanding options	6,736,070	174,540	(1)	6,910,610
Weighted average exercise price of outstanding options	$16.51	$8.70		$16.31
Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in top row)	1,504,004	—		1,504,004

(1) Inducement options granted to the current CEO in connection with his hire.

          Stock option transactions for the Company’s stock option plans are summarized as follows:

	Fiscal 2003		Fiscal 2002		Fiscal 2001

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding—beginning of year	6,898,170	$16.57	6,316,787	$16.48	5,039,772	$19.63
Granted	1,624,790	10.38	1,213,300	16.27	1,757,000	6.75
Exercised	(1,048,200)	7.52	(108,880)	8.10	(19,400)	8.77
Canceled	(564,150)	18.79	(523,037)	16.45	(460,585)	14.26

Outstanding—end of year	6,910,610	$16.31	6,898,170	$16.57	6,316,787	$16.48

Options exercisable at year end	4,210,678	19.55	4,148,570	20.54	3,422,187	22.29
Weighted average estimated fair value of options granted		4.17		7.20		2.85

          The following table summarizes information about stock options outstanding at January 31, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at Jan. 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Jan. 31, 2004	Weighted Average Exercise Price

$4.49 to $13.00	2,384,190	8 years	$7.63	788,258	$7.12
$13.01 to $21.00	2,548,600	7 years	15.92	1,444,600	15.75
$21.01 to $29.00	1,042,117	3 years	23.37	1,042,117	23.37
$29.01 to $37.38	935,703	2 years	31.62	935,703	31.62

$4.49 to $37.38	6,910,610			4,210,678

NOTE 14—ASSET RETIREMENT OBLIGATION

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

          The following table summarizes the pro forma net earnings and earnings per share for the fiscal periods ended February 1, 2003 and February 2, 2002, had the Company adopted the provisions of SFAS No. 143 prior to February 2, 2003:

Year ended	February 1, 2003	February 2, 2002

Net Earnings:
As reported	$39,468	$30,367
Pro Forma	$38,858	$30,107

Net earnings per share:
Basic:
As reported	$0.77	$0.59
Pro Forma	$0.75	$0.59
Diluted:
As reported	$0.74	$0.58
Pro Forma	$0.73	$0.58

NOTE 15—INCOME TAXES

          The provision for income taxes includes the following:

Year ended	January 31, 2004	February 1, 2003	February 2, 2002

Current:
Federal	$(8,109)	$24,502	$11,985
State	1,856	1,903	236
Deferred:
Federal	(289)	(3,512)	3,874
State	(2,274)	(111)	609

	$(8,816)	$22,782	16,704

          A reconciliation of the statutory federal income tax rate to the effective rate of the provision for income taxes follows:

Year ended	January 31, 2004	February 1, 2003	February 2, 2002

Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	0.7	1.9	1.2
Job credits	0.5	(0.3)	(0.3)
Other, net	0.5	0.3	(0.1)

	36.7%	36.9%	35.8%

          Items that gave rise to significant portions of the deferred tax accounts are as follows:

	January 31, 2004	February 1, 2003

Deferred tax assets:
Inventories	$5,380	$4,456
Employee compensation	4,919	7,209
Store closing reserves	1,508	750
Legal	10,491	2,270
Real estate tax	(2,366)	(2,188)
Insurance	5,146	6,128
Benefit accruals	(5,418)	(5,860)
Carryforward credits	257	—
State tax credit	902	419
Valuation allowance	(902)	(419)
Other	909	958

	$20,826	$13,723

Deferred tax liabilities:
Depreciation	$44,466	$51,097
State taxes	(1,590)	(3,046)
Accrued leases	(12,326)	(13,711)
Other	(574)	(145)

	$29,976	$34,195

Net deferred tax liability	$9,150	$20,472

NOTE 16—CONTINGENCIES

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

NOTE 17—INTEREST RATE SWAP AGREEMENT

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

NOTE 18—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 19—SUBSEQUENT EVENT

On March 24, 2004, the Company sold 4,646,464 shares of common stock (par value $1 per share) at a price of $24.75 per share for net proceeds (before expenses) of $109,250.

QUARTERLY FINANCIAL DATA (UNAUDITED) The Pep Boys—Manny, Moe & Jack and Subsidiaries

As previously reported	Total Revenues	Gross Profit	Operating (Loss) Profit	Net (Loss) Earnings From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	Net (Loss) Earnings			Net (Loss) Earnings Per Share		Cash Dividends Per Share	Market Price Per Share

						Net (Loss) Earnings Per Share From Continuing Operations Before Cumulative Effect of Change in Accounting Principle

Year Ended Jan. 31, 2004						Basic	Diluted	Basic	Diluted		High	Low

1st Quarter	$510,910	$145,798	$(1,979)	$(7,327)	$(9,217)	$(0.14)	$(0.14)	$(0.18)	$(0.18)	$0.0675	$10.69	$6.00
2nd Quarter	556,030	130,246	(12,803)	(13,579)	(36,381)	(0.26)	(0.26)	(0.70)	(0.70)	0.0675	15.90	8.54
3rd Quarter	537,691	159,487	29,453	13,406	14,700	0.26	0.24	0.28	0.26	0.0675	19.94	14.05
4th Quarter	529,639	151,212	2,238	(3,899)	(1,248)	(0.07)	(0.07)	(0.02)	(0.02)	0.0675	23.99	18.53

Year Ended Feb. 1, 2003

1st Quarter	$539,656	$157,097	$31,407	$13,089	$13,565	$0.25	$0.25	$0.26	0.26	$0.0675	$19.38	$13.55
2nd Quarter	565,631	166,574	37,526	16,110	16,554	0.31	0.29	0.32	0.30	0.0675	19.04	10.75
3rd Quarter	526,298	158,758	35,067	15,419	15,515	0.30	0.28	0.30	0.28	0.0675	15.23	8.75
4th Quarter	466,192	134,117	8,383	(1,626)	(1,834)	(0.03)	(0.03)	(0.04)	(0.04)	0.0675	12.64	10.06

As restated	Total Revenues	Gross Profit	Operating (Loss) Profit	Net (Loss) Earnings From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	Net (Loss) Earnings			Net (Loss) Earnings Per Share		Cash Dividends Per Share	Market Price Per Share

						Net (Loss) Earnings Per Share From Continuing Operations Before Cumulative Effect of Change in Accounting Principle

Year Ended Jan. 31, 2004						Basic	Diluted	Basic	Diluted		High	Low

1st Quarter	$510,910	$144,131	$(3,646)	$(8,368)	$(10,314)	$(0.16)	$(0.16)	$(0.20)	$(0.20)	$0.0675	$10.69	$6.00
2nd Quarter	556,030	129,314	(13,735)	(14,178)	(34,935)	(0.27)	(0.27)	(0.67)	(0.67)	0.0675	15.90	8.54
3rd Quarter	537,691	157,905	27,871	12,418	13,712	0.24	0.22	0.26	0.24	0.0675	19.94	14.05
4th Quarter	529,639	149,440	466	(5,015)	(2,355)	(0.09)	(0.09)	(0.04)	(0.04)	0.0675	23.99	18.53

Year Ended Feb. 1, 2003

1st Quarter	$539,656	$155,473	$29,783	$121,080	$12,497	$0.23	$0.23	$0.24	.024	$0.0675	$19.38	$13.55
2nd Quarter	565,631	164,940	35,892	15,084	15,479	0.29	0.27	.0.30	0.28	0.0675	19.04	10.75
3rd Quarter	526,298	157,105	33,415	14,386	14,425	0.28	0.26	0.28	0.26	0.0675	15.23	8.75
4th Quarter	466,192	132,448	6,713	(2,669)	(2,993)	(0.05)	(0.06)	(0.05)	(0.06)	0.0675	12.64	10.06

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

          In connection with the restatement and the filing of this Form 10-K/A, the Company’s management, with the participation of the Company’s chief executive officer and principal financial officer, re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective as of the end of the period covered by this report.

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

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
			Page

	1.	The following consolidated financial statements of The Pep Boys—Manny, Moe & Jack are included in Item 8.

		Report of Independent Registered Public Accounting Firm	29

		Consolidated Balance Sheets (Restated)—January 31, 2004 and February 1, 2003	30

		Consolidated Statements of Operations (Restated)—Years ended January 31, 2004, February 1, 2003 and February 2, 2002	31

		Consolidated Statements of Stockholders’ Equity (Restated)—Years ended January 31, 2004 February 1, 2003 and February 2, 2002	32

		Consolidated Statements of Cash Flows (Restated)—Years ended January 31, 2004, February 1, 2003, and February 2, 2002	33

		Notes to Consolidated Financial Statements (Restated)	34

	2.	The following consolidated financial statement schedule of The Pep Boys—Manny, Moe & Jack is included.

		Schedule II Valuation and Qualifying Accounts and Reserves	74

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

(23)	Consent of Independent Registered Public Accounting Firm

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

THE PEP BOYS—MANNY, MOE & JACK

(Registrant)

	by:	/s/ HARRY F. YANOWITZ

Harry F. Yanowitz
Dated: March 2, 2005		Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ LAWRENCE N. STEVENSON	Chairman of the Board and	February 25, 2005
Chief Executive Officer
Lawrence N. Stevenson	(Principal Executive Officer)

/s/ HARRY F. YANOWITZ	Senior Vice President and	February 25, 2005
Chief Financial Officer
Harry F. Yanowitz	(Principal Financial Officer)

/s/ BERNARD K. MCELROY	Chief Accounting Officer	February 25, 2005
and Treasurer (Principal
Bernard K. McElroy	Accounting Officer)

/s/ M. SHAN ATKINS	Director	February 25, 2005

M. Shan Atkins

/s/ PETER A. BASSI	Director	February 25, 2005

Peter A. Bassi

/s/ J. RICHARD LEAMAN, Jr.	Director	February 25, 2005

J. Richard Leaman, Jr.

/s/ WILLIAM LEONARD	Director	February 25, 2005

William Leonard

/s/ MALCOLMN D. PRYOR	Director	February 25, 2005

Malcolmn D. Pryor

/s/ JANE SCACCETTI	Director	February 25, 2005

Jane Scaccetti

/s/ BENJAMIN STRAUSS	Director	February 25, 2005

Benjamin Strauss

/s/ JOHN T. SWEETWOOD	Director	February 25, 2005

John T. Sweetwood

FINANCIAL STATEMENT SCHEDULES FURNISHED PURSUANT TO THE REQUIREMENTS OF FORM 10-K

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES	SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

	Column B	Column C		Column D	Column E

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts
Column A					Balance at End of Period

Description				Deductions*

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended January 31, 2004	$422	$1,768	$—	$1,451	$739
Year Ended February 1, 2003	$725	$1,643	$—	$1,946	$422
Year Ended February 2, 2002	$639	$1,674	$—	$1,588	$725

* Uncollectible accounts written off.