Form 10-Q/A
period 2004-05-01
PEP BOYS MANNY MOE & JACK
filed 2005-03-03
CIK 77449

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-Q/A
                               (Amendment No. 1)

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

EXPLANATORY NOTE

As previously disclosed, on January 30, 2005, our Board of Directors, including our Audit Committee, concluded to restate the Company's financial statements for the three year period ended January 31, 2004 and for the first three quarters of fiscal 2004.

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

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on June 10, 2004
(the "Original Filing"), is being filed to reflect restatements of (i) the Company's consolidated balance sheets at May 1, 2004 and January 31, 2004 and
(ii) the Company's consolidated statements of operations, stockholders' equity and cash flows for the quarters ended May 1, 2004 and May 3, 2003, and the notes related thereto. For a more detailed description of these restatements, see Note 2, "Restatement of Financial Statements," to the accompanying consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1,2 and 4 of Part I and Exhibit 12 of Item 6 of Part II of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of
Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as exhibits 31.1, 31.2, 32.1 and 32.2 respectively.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our amended Quarterly Report on Form 10-Q/A for the quarterly periods ended July 31, 2004 and October 31, 2004 which are being filed concurrently with the filing of this Form 10-Q/A and any reports filed with the SEC subsequent to the date of this filing.

We have not amended and do not intend to amend our previously-filed Annual Reports on Form 10-k or our Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to January 31, 2004. For this reason, the consolidated financial statements, auditors' reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

-------------------------------------------------------------------
Index                                                         Page
-------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets (As restated) -
            May 1, 2004 and January 31, 2004                    3

            Consolidated Statements of Operations (As
            Restated) -  Thirteen weeks ended May 1, 2004
            and May 3, 2003                                     4

            Consolidated Statements of
            Cash Flows (As Restated) - Thirteen weeks
            ended May 1, 2004 and May 3, 2003                   5

            Notes to Condensed Consolidated
            Financial Statements                             6-21

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                        22-29

Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk                                30

Item 4.   Controls and Procedures                              30




PART II - OTHER INFORMATION
---------------------------

    Item 1.    Legal Proceedings                               31

    Item 2.    Unregistered Sales of Equity Securities
               and Use of Proceeds                             32

    Item 3.    Defaults Upon Senior Securities                 32

    Item 4.    Submission of Matters to a Vote of
               Security Holders                                32

    Item 5.    Other Information                               32

    Item 6.    Exhibits and Reports on Form 8-K                32



SIGNATURES                                                     33

INDEX TO EXHIBITS                                              34


PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Condensed Consolidated Financial Statements (Unaudited)

                            THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS - (As Restated, See Note 2)
                            (dollar amounts in thousands, except per share amounts)
                                              UNAUDITED

                                                                     May 1, 2004        Jan.31, 2004*
-----------------------------------------------------------------------------------------------------

ASSETS
 Current Assets:
   Cash and cash equivalents                                          $   98,766          $   60,984
   Accounts receivable, net                                               33,989              30,562
   Merchandise inventories                                               601,415             553,562
   Prepaid expenses                                                       38,277              39,480
   Deferred income taxes                                                  11,175              20,826
   Other                                                                  79,950              81,096
   Assets held for disposal                                               10,350              16,929
-----------------------------------------------------------------------------------------------------
      Total Current Assets                                               873,922             803,439
-----------------------------------------------------------------------------------------------------
 Property and Equipment-at cost:
   Land                                                                  263,199             263,907
   Buildings and improvements                                            900,159             899,114
   Furniture, fixtures and equipment                                     592,218             586,607
   Construction in progress                                               11,641              12,800
-----------------------------------------------------------------------------------------------------
                                                                       1,767,217           1,762,428
   Less accumulated depreciation and amortization                        856,994             839,219
-----------------------------------------------------------------------------------------------------
      Property and Equipment - Net                                       910,223             923,209
-----------------------------------------------------------------------------------------------------
 Other                                                                    52,286              51,398
-----------------------------------------------------------------------------------------------------
      Total Assets                                                    $1,836,431          $1,778,046
-----------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                                   $  366,360          $  342,584
   Accrued expenses                                                      244,549             267,565
   Short-term borrowings                                                   4,505                   -
   Current maturities of long-term debt and obligations
     under capital leases                                                 51,023             117,063
-----------------------------------------------------------------------------------------------------
      Total Current Liabilities                                          666,437             727,212
-----------------------------------------------------------------------------------------------------
 Long-term debt and obligations under capital leases,
   less current maturities                                               244,552             258,016
 Convertible long-term debt                                              150,000             150,000
 Other long-term liabilities                                              38,851              39,201
 Deferred income taxes                                                    35,309              29,976
 Deferred gain on sale leaseback                                           3,805               3,907
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
     Authorized 500,000,000 shares; Issued 68,557,041 shares
     and 63,910,577 shares                                                68,557              63,911
   Additional paid-in capital                                            283,912             177,317
   Retained earnings                                                     541,203             531,933
   Accumulated other comprehensive income (loss)                           1,045                 (15)
-----------------------------------------------------------------------------------------------------
                                                                         894,717             773,146

 Less cost of shares in treasury - 8,545,885 shares
   and 8,928,159 shares                                                  137,976             144,148
 Less cost of shares in benefits trust - 2,195,270 shares                 59,264              59,264
-----------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                         697,477             569,734
-----------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                      $1,836,431          $1,778,046
----------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.


* Taken from restated audited financial statements as of January 31, 2004 as filed on Form 10-K/A

                                      3


                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS  - (As Restated, See Note 2)
                       (dollar amounts in thousands, except per share amounts)
                                              UNAUDITED


                                                                         Thirteen weeks ended
                                                         ------------------------------------------------
                                                                May 1, 2004                  May 3, 2003
                                                         -------------------          -------------------
---------------------------------------------------------------------------------------------------------
Merchandise Sales                                                $ 460,881                    $ 411,132
Service Revenue                                                    105,252                       99,778
---------------------------------------------------------------------------------------------------------
Total Revenues                                                     566,133                      510,910
---------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                                         325,374                      291,575
Costs of Service Revenue                                            78,551                       75,204
---------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                            403,925                      366,779
---------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                                135,507                      119,557
Gross Profit from Service Revenue                                   26,701                       24,574
---------------------------------------------------------------------------------------------------------
Total Gross Profit                                                 162,208                      144,131
---------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses                       129,562                      147,777
---------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                             32,646                       (3,646)
Non-operating Income                                                   592                        1,050
Interest Expense                                                     9,298                       10,701
---------------------------------------------------------------------------------------------------------
Earnings (Loss) from Continuing Operations
  Before Income Taxes and Cumulative Effect
  of Change in Accounting Principle                                 23,940                      (13,297)

Income Tax Expense (Benefit)                                         8,858                       (4,929)
---------------------------------------------------------------------------------------------------------
Net Earnings (Loss) from Continuing Operations
  Before Cumulative Effect of Change
  in Accounting Principle                                           15,082                       (8,368)

(Loss) Earnings from Discontinued
  Operations, Net of Tax                                              (531)                         538

Cumulative Effect of Change in Accounting
  Principle, Net of Tax                                                  -                       (2,484)
---------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                                                 14,551                      (10,314)

Retained Earnings, beginning of period                             531,933                      586,735
Cash Dividends                                                      (3,898)                      (3,487)
Effect of Stock Options                                             (1,383)                         (71)
Dividend Reinvestment Plan                                               -                         (274)
---------------------------------------------------------------------------------------------------------
Retained Earnings, end of period                                 $ 541,203                    $ 572,589
---------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share:
 Net Earnings (Loss) from Continuing Operations
  Before Cumulative Effect of Change in
  Accounting Principle                                           $    0.27                   $   (0.16)

 (Loss) Earnings From Discontinued
  Operations, Net of Tax                                             (0.01)                        .01

 Cumulative Effect of Change in Accounting
  Principle, Net of Tax                                                  -                       (0.05)
---------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share                                  $    0.26                   $   (0.20)
---------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share:
 Net Earnings (Loss) From Continuing Operations
  Before Cumulative Effect of Change in
  Accounting Principle                                           $    0.25                   $   (0.16)

 (Loss) Earnings From Discontinued
  Operations, Net of Tax                                             (0.01)                       0.01

 Cumulative Effect of Change in Accounting
  Principle, Net of Tax                                                  -                       (0.05)
---------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share                                $    0.24                   $   (0.20)
---------------------------------------------------------------------------------------------------------
Cash Dividends Per Share                                         $   .0675                   $   .0675
---------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.



                                         THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS  - (As Restated, See Note 2)
                                                   (dollar amounts in thousands)
                                                             UNAUDITED



Thirteen Weeks Ended                                                          May 1, 2004          May 3, 2003
---------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net earnings (loss)                                                            $  14,551            $ (10,314)
 Net (loss) earnings from discontinued operations                                    (531)                 538
---------------------------------------------------------------------------------------------------------------
 Net Earnings (Loss) from continuing operations                                    15,082              (10,852)
 Adjustments to Reconcile Net Earnings (Loss) From Continuing
    Operations to Net Cash Provided by Continuing Operations:
     Depreciation and amortization                                                 18,796               19,802
     Cumulative effect of change in accounting principle, net of tax                    -                2,484
     Accretion of asset disposal obligation                                            35                   49
     Stock compensation expense                                                       698                    -
     Deferred income taxes                                                         13,848               (3,167)
     Deferred gain on sale leaseback                                                 (102)                  (3)
     Loss from sale of assets                                                         391                   19
 Changes in Operating Assets and Liabilities:
     Decrease in accounts receivable, prepaid expenses and other                    2,126                5,538
     Increase in merchandise inventories                                          (47,853)             (33,075)
     Increase in accounts payable                                                  30,689               44,791
    (Decrease) increase in accrued expenses                                       (23,347)              21,547
    (Decrease) increase in other long-term liabilities                               (350)                 (39)
---------------------------------------------------------------------------------------------------------------
 Net cash provided by continuing operations                                        10,013               47,094
 Net cash (used in) provided by discontinued operations                              (776)               1,109
---------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                           9,237               48,203
---------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
     Capital expenditures                                                          (7,683)              (8,565)
     Proceeds from sales of assets                                                  1,411                  745
     Proceeds from sales of assets held for disposal                                6,879                1,146
---------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                                   607               (6,674)
---------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net (payments) borrowings under line of credit agreements                        (40)              10,631
     Repayments of short-term borrowings                                           (2,408)                   -
     Payments on capital lease obligations                                            (41)                (112)
     Reduction of long-term debt                                                  (79,423)             (10,503)
     Dividends paid                                                                (3,898)              (3,487)
     Net proceeds from sale of common stock                                       108,909                    -
     Proceeds from exercise of stock options                                        4,561                   39
     Proceeds from dividend reinvestment plan                                         278                  322
---------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                                27,938               (3,110)
---------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                                               37,782               38,419
Cash and Cash Equivalents at Beginning of Period                                   60,984               42,770
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                      $  98,766            $  81,189
---------------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  - (As Restated, See
Note 2)

NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheets as of May 1, 2004, the consolidated statements of operations and the consolidated statements of cash flows for the thirteen week periods ended May 1, 2004 and May 3, 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at May 1, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's restated Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004. The results of operations for the thirteen week period ended May 1, 2004 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation.

NOTE 2. Restatement of Financial Statements

Subsequent to the issuance of the Company's fiscal 2003 financial statements, the Company's management reviewed its lease-related accounting policies and determined to correct its computation of depreciation, straight-line rent expense and the related deferred rent liability. As a result, on January 30, 2005, the Company's Board of Directors, including the Company's Audit Committee, concluded to restate the Company's financial statements for the three year period ended January 31, 2004 and for the first three quarters of fiscal 2004.

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

The primary effect of the corrections is to accelerate the depreciation of leasehold improvements of leased properties where the initial lease term is shorter than the estimated useful economic life of those assets and rental expense on properties we occupied before payment of rents was required. The cumulative effect of the restatement through fiscal quarter ended May 1, 2004 is an increase in other current assets of $652,000, an increase in accumulated depreciation of $64,972,000, an increase in the deferred rent liability of $10,165,000 and a decrease in deferred income tax liability of $27,516,000. As a result, retained earnings at the end of fiscal quarter ended May 1, 2004 decreased by $46,969,000. Depreciation expense from continuing operations increased by $2,021,000 and $2,065,000 and rent expense from continuing operations decreased by $235,000 and $310,000 for the thirteen weeks ended
May 1, 2004 and May 3, 2003, respectively. The Restatement increased reported diluted loss per share by $0.02,for the thirteen weeks ended May 1, 2004 and May 3, 2003. The cumulative effect of the Restatement for all years prior to fiscal 2001 was $34,812,000, which was recorded as an adjustment to opening stockholders' equity at February 2, 2002 in the Company's restated Annual Report as of January 31, 2004 on Form 10-K/A. The restatement did not have any impact on the Company's previously reported cash flows, sales or comparable sales or the Company's compliance with any covenant under the Company's line of credit facility or other debt instruments.

The consolidated financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described above. The restatement has been set forth, for the periods presented, in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 which we are filing concurrently with this Form 10-Q/A.

The following is a summary of the impact of the Restatement on (i) the Company's consolidated balance sheets at May 1, 2004 and January 31, 2004 and (ii) the Company's consolidated statements of operations for the fiscal quarters ended May 1, 2004 and May 3, 2003. We have not presented a summary of the impact of the Restatement on the consolidated statements of cash flows for any of the above-referenced fiscal periods because the net impact for each such fiscal period is zero.


(dollar amounts in thousands)                                    As Previously
May 1, 2004                                                         Reported         Adjustments       As Restated
-------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet
    Other                                                        $     79,298        $      652     $      79,950
    Total Current Assets                                              873,270               652           873,922
    Accumulated depreciation and amortization                         792,022            64,972           856,994
    Property and equipment, net                                       975,195           (64,972)          910,223
    Total Assets                                                    1,900,751           (64,320)        1,836,431
    Other long-term liabilities                                        28,686            10,165            38,851
    Deferred income taxes                                              62,825           (27,516)           35,309
    Retained earnings                                                 588,172           (46,969)          541,203
    Total Stockholders'Equity                                         744,446           (46,969)          697,477
    Total Liabilities and Stockholders' Equity                      1,900,751           (64,320)        1,836,431


                                                                 As Previously
January 31, 2004                                                    Reported         Adjustments       As Restated
--------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet
    Accumulated depreciation and amortization                    $    776,242        $   62,977      $    839,219
    Property and equipment, net                                       986,186           (62,977)          923,209
    Total Assets                                                    1,841,023           (62,977)        1,778,046
    Other long-term liabilities                                        28,802            10,399            39,201
    Deferred income taxes                                              57,492           (27,516)           29,976
    Retained earnings                                                 577,793           (45,860)          531,933
    Total Stockholders'Equity                                         615,594           (45,860)          569,734
    Total Liabilities and Stockholders' Equity                      1,841,023           (62,977)        1,778,046


                                                                 As Previously
Thirteen weeks ended May 1, 2004                                    Reported         Adjustments       As Restated
--------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Earnings

    Costs of Merchandise Sales                                    $  324,054       $     1,320        $   325,374
    Costs of Service Revenue                                          78,111               440             78,551
    Total Costs of revenue                                           402,165             1,760            403,925
    Gross Profit from Merchandise Sales                              136,827            (1,320)           135,507
    Gross Profit from Service Revenue                                 27,141              (440)            26,701
    Total Gross Profit                                               163,968            (1,760)           162,208
    Operating Profit                                                  34,406            (1,760)            32,646
    Earnings Before Income Taxes and Cumulative
      Effect of Change in Accounting Principle                        25,700            (1,760)            23,940
    Income Tax Expense                                                 9,509              (651)             8,858
    Earnings Before Cumulative Effect of Change
      in Accounting Principle                                         16,191            (1,109)            15,082
    Net Earnings                                                      15,660            (1,109)            14,551
    Basic Earnings Per Share:
    Net Earnings from Continuing Operations Before
      Cumulative Effect of Change in Accounting Principle               0.29             (0.02)              0.27
    Basic Earnings Per Share                                            0.28             (0.02)              0.26

    Diluted Earnings Per Share:
    Net Earnings from Continuing Operations Before Cumulative
      Effect of Change in Accounting Principle                          0.27             (0.02)              0.25
    Diluted Earnings Per Share                                          0.26             (0.02)              0.24


                                                                 As Previously
Thirteen weeks ended May 3, 2003                                    Reported         Adjustments       As Restated
--------------------------------------------------------------------------------------------------------------------

Consolidated Statement of Earnings

    Costs of Merchandise Sales                                    $  290,340       $     1,235        $   291,575
    Costs of Service Revenue                                          74,772               432             75,204
    Total Costs of revenue                                           365,112             1,667            366,779
    Gross Profit from Merchandise Sales                              120,792            (1,235)           119,557
    Gross Profit from Service Revenue                                 25,006              (432)            24,574
    Total Gross Profit                                               145,798            (1,667)           144,131
    Operating Loss                                                    (1,979)           (1,667)            (3,646)
    Loss Before Income Taxes and Cumulative
      Effect of Change in Accounting Principle                       (11,630)           (1,667)           (13,297)
    Income Tax Benefit                                                (4,303)             (626)            (4,929)
    Loss Before Cumulative Effect of Change
      in Accounting Principle                                         (7,327)           (1,041)            (8,368)
    Discontinued Operations, Net of Tax                                  594               (56)               538
    Cumulative Effect of Change in
    Net Loss                                                          (9,217)           (1,097)           (10,314)
    Basic Loss Per Share:
    Net Loss from Continuing Operations Before
      Cumulative Effect of Change in Accounting Principle              (0.14)            (0.02)             (0.16)
    Basic Earnings Per Share                                           (0.18)            (0.02)             (0.20)

    Diluted Loss Per Share:
    Net Loss from Continuing Operations Before Cumulative
      Effect of Change in Accounting Principle                         (0.14)            (0.02)             (0.16)
    Diluted Loss Per Share                                             (0.18)            (0.02)             (0.20)


In addition, certain amounts in Notes 3,7,8,9,11,14 and 17 have been restated to reflect the Restatement adjustments described above.

NOTE 3. Accounting for Stock-Based Compensation

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


(dollar amounts in thousands,
except per share amounts)

Thirteen weeks ended                           May 1, 2004         May 3, 2003
-------------------------------------------------------------------------------
Net (loss) earnings:

    As reported                                   $ 14,551           $ (10,314)

      Add:   Stock compensation expense,
             net of tax                                439                  -

      Less:  Total stock-based compensation
             expense determined under fair
             value-based method, net of tax         (1,302)               (811)
-------------------------------------------------------------------------------
    Pro forma                                     $ 13,688           $ (11,125)
-------------------------------------------------------------------------------

Net earnings (loss) per share:

Basic:

    As reported                                   $    .26            $   (.20)
    Pro forma                                     $    .25            $   (.22)
-------------------------------------------------------------------------------

Diluted:

    As reported                                   $    .24            $   (.20)
    Pro forma                                     $    .23            $   (.22)
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


NOTE 4. New Accounting Standards

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

NOTE 5. Merchandise Inventories

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


NOTE 6. Accrued Expenses

The Company's accrued expenses for the periods ending May 1, 2004 and January 31, 2004 were as follows:

(dollar amounts in thousands)          May 1, 2004    Jan. 31, 2004
---------------------------------------------------------------------

Medical and casualty risk
  participation reserve                  $ 131,168        $ 136,599
Accrued compensation and
  related taxes                             42,890           51,043
Legal Reserves                               1,577           26,576
Other                                       68,914           53,347
---------------------------------------------------------------------
Total                                    $ 244,549        $ 267,565
---------------------------------------------------------------------

                                  9

NOTE 7. Other Current Assets

The Company's other current assets for the periods ending May 1, 2004 and January 31, 2004 were as follows:

(dollar amounts in thousands)          May 1, 2004    Jan. 31, 2004
---------------------------------------------------------------------

Reinsurance premiums receivable          $  64,626        $  67,326
Income taxes receivable                     15,135           13,517
Other                                          189              253
---------------------------------------------------------------------
Total                                    $  79,950        $  81,096
---------------------------------------------------------------------

NOTE 8. Restructuring

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

NOTE 9. Discontinued operations

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

                                                                    Thirteen weeks ended
                                                                 ----------------------------
                                                                  May 1, 2004    May 3, 2003
                                                                 ------------   -------------
(dollar amounts in thousands)                                        Amount         Amount
---------------------------------------------------------------------------------------------
Total Revenues                                                      $      1        $ 18,306

Total Gross (Loss) Profit                                               (804)          4,918

Selling, General and Administrative
 Expenses                                                                 40           4,065

(Loss) Earnings from Discontinued
 Operations Before Income Taxes                                         (844)            854

Net (Loss) Earnings from Discontinued
 Operations, Net of Tax                                             $   (531)       $    538
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

NOTE 10. Pension and Savings Plan

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


NOTE 11. Net Earnings Per Share


                                  THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                 COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
                                       (in thousands, except per share amounts)
                                                       UNAUDITED


                                                                Thirteen weeks ended
                                                        -----------------------------------
                                                          May 1, 2004          May 3, 2003
                                                        --------------      ---------------
(a)  Net earnings (loss) from continuing operations
      before cumulative effect of change in
      accounting principle                                   $ 15,082             $ (8,368)

     Adjustment for interest on convertible senior
       notes, net of income tax effect                          1,001                    -
-------------------------------------------------------------------------------------------
(b)  Adjusted net earnings (loss) from continuing
       operations before cumulative effect of change
       in accounting principle                               $ 16,083             $ (8,368)
-------------------------------------------------------------------------------------------

(c)  Average number of common shares outstanding
       during period                                           54,945               51,652

     Common shares assumed issued upon conversion of
       convertible senior notes                                 6,697                    -

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price                  1,945                    -
-------------------------------------------------------------------------------------------
(d)  Average number of common shares assumed
       outstanding during period                               63,587               51,652
-------------------------------------------------------------------------------------------
Basic earnings (loss) per share:

     Continuing operations, before cumulative effect
       of change in accounting principle (a/c)               $   0.27             $  (0.16)

    (Loss) Earnings from discontinued
       operations, net of tax                                   (0.01)                0.01

     Cumulative effect of change in
       accounting principle                                         -                (0.05)
-------------------------------------------------------------------------------------------
Basic earnings (loss) per share                              $   0.26             $  (0.20)
-------------------------------------------------------------------------------------------
Diluted earnings (loss) per share:

     Continuing operations, before cumulative effect
       of change in accounting principle (b/d)               $   0.25             $  (0.16)

    (Loss) earnings from discontinued
       operations, net of tax                                   (0.01)                0.01

     Cumulative effect of change in
       accounting principle                                         -                (0.05)
-------------------------------------------------------------------------------------------
Diluted earnings (loss) per share                            $   0.24             $  (0.20)
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

NOTE 12. Warranty Reserve

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


NOTE 13.  Debt and Financing Arrangements

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

NOTE 14. Supplemental Guarantor Information - Convertible Senior Notes

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



CONSOLIDATING BALANCE SHEET
(dollar amounts in thousands)
(unaudited)


                                                                                      Non-
                                                                    Subsidiary     guarantor
May 1, 2004                                             Pep Boys    Guarantors   Subsidiaries      Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------


ASSETS
Current Assets:
  Cash and cash equivalents                          $    78,575   $    11,179    $     9,012    $           -   $    98,766
  Accounts receivable, net                                17,668        16,321              -                -        33,989
  Merchandise inventories                                204,603       396,812              -                -       601,415
  Prepaid expenses                                        23,775        14,285         14,015          (13,798)       38,277
  Deferred income taxes                                    7,804        (1,297)         4,668                -        11,175
  Other                                                   19,552         7,928         52,470                -        79,950
  Assets held for disposal                                 6,706         3,644              -                         10,350
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                358,683       448,872         80,165          (13,798)      873,922
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
 Land                                                     87,405       175,794              -                -       263,199
 Buildings and improvements                              308,375       591,784              -                -       900,159
 Furniture, fixtures and equipment                       288,173       304,045              -                -       592,218
 Construction in progress                                 11,626            15              -                -        11,641
-----------------------------------------------------------------------------------------------------------------------------
                                                         695,579     1,071,638              -                -     1,767,217
 Less accumulated depreciation and amortization          370,336       486,658              -                -       856,994
-----------------------------------------------------------------------------------------------------------------------------
     Property and Equipment - Net                        325,243       584,980              -                -       910,223
-----------------------------------------------------------------------------------------------------------------------------
Investment in subsidiaries                             1,462,133             -      1,182,944       (2,645,077)            -

Intercompany receivable                                        -       407,871        353,275         (761,146)            -

Other                                                     49,073         3,213              -                -        52,286
-----------------------------------------------------------------------------------------------------------------------------
    Total Assets                                     $ 2,195,132   $ 1,444,936    $ 1,616,384    $  (3,420,021)  $ 1,836,431
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                   $   366,351   $         9    $         -    $           -   $   366,360
  Accrued expenses                                        42,794        69,356        146,197          (13,798)      244,549
  Short-term borrowings                                    4,505             -              -                -         4,505
  Current maturities of long-term debt and
   obligations under capital leases                       51,023             -              -                -        51,023
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                           464,673        69,365        146,197          (13,798)      666,437
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt and obligations under capital
 leases, less current maturities                         243,963           589              -                -       244,552
Convertible long-term debt                               150,000             -              -                -       150,000
Other long-term liabilities                               11,965        26,886              -                -        38,851
Intercompany liabilities                                 597,546       163,600              -         (761,146)            -
Deferred income taxes                                     28,376         6,933              -                -        35,309
Deferred gain on sale leaseback                            1,132         2,673              -                -         3,805
Stockholders' Equity:
  Common stock                                            68,557         1,501            101           (1,602)       68,557
  Additional paid-in capital                             283,912       240,359        200,398         (440,757)      283,912
  Retained earnings                                      541,203       933,030      1,269,688       (2,202,718)      541,203
  Accumulated other comprehensive loss                     1,045             -              -                -         1,045
-----------------------------------------------------------------------------------------------------------------------------
                                                         894,717     1,174,890      1,470,187       (2,645,077)      894,717
Less:
  Cost of shares in treasury                             137,976             -              -                -       137,976
  Cost of shares in benefits trust                        59,264             -              -                -        59,264
-----------------------------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                          697,477     1,174,890      1,470,187       (2,645,077)      697,477
-----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity      $ 2,195,132   $ 1,444,936    $ 1,616,384    $  (3,420,021)  $ 1,836,431
-----------------------------------------------------------------------------------------------------------------------------



CONSOLIDATING BALANCE SHEET
(dollar amounts in thousands)

                                                                                      Non-
                                                                    Subsidiary     guarantor
January 31, 2004                                        Pep Boys    Guarantors   Subsidiaries      Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------


ASSETS
Current Assets:
  Cash and cash equivalents                          $    43,929   $     9,070    $     7,985    $           -   $    60,984
  Accounts receivable, net                                14,573        15,989              -                -        30,562
  Merchandise inventories                                191,111       362,451              -                -       553,562
  Prepaid expenses                                        25,860        16,714         17,656          (20,750)       39,480
  Deferred income taxes                                    7,224         8,354          5,248                -        20,826
  Other                                                   17,891         7,457         55,748                -        81,096
  Assets held for disposal                                 8,083         8,846              -                -        16,929
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                308,671       428,881         86,637          (20,750)      803,439
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
 Land                                                     87,484       176,423              -                -       263,907
 Buildings and improvements                              308,066       591,048              -                -       899,114
 Furniture, fixtures and equipment                       286,472       300,135              -                -       586,607
 Construction in progress                                 12,800             -              -                -        12,800
-----------------------------------------------------------------------------------------------------------------------------
                                                         694,822     1,067,606              -                -     1,762,428
 Less accumulated depreciation and amortization          363,652       475,567              -                -       839,219
-----------------------------------------------------------------------------------------------------------------------------
     Property and Equipment - Net                        331,170       592,039              -                -       923,209
-----------------------------------------------------------------------------------------------------------------------------
Investment in subsidiaries                             1,440,412             -      1,162,965       (2,603,377)            -

Intercompany receivable                                        -       410,107        356,382         (766,489)            -

Other                                                     48,240         3,158              -                -        51,398
-----------------------------------------------------------------------------------------------------------------------------
     Total Assets                                    $ 2,128,493   $ 1,434,185    $ 1,605,984    $  (3,390,616)  $ 1,778,046
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                   $   342,575   $         9    $         -    $           -   $   342,584
  Accrued expenses                                        43,670        85,790        158,855          (20,750)      267,565
  Current maturities of long-term debt and
   obligations under capital leases                      117,063             -              -                -       117,063
-----------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                           503,308        85,799        158,855          (20,750)      727,212
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt and obligations under capital
 leases, less current maturities                         257,983            33              -                -       258,016
Convertible long-term debt                               150,000             -              -                -       150,000
Other long-term liabilities                               12,287        26,914              -                -        39,201
Intercompany liabilities                                 607,168       159,321              -         (766,489)            -
Deferred income taxes                                     26,856         3,120              -                -        29,976
Deferred gain on sale leaseback                            1,157         2,750              -                -         3,907
Stockholders' Equity:
  Common stock                                            63,911         1,501            101           (1,602)       63,911
  Additional paid-in capital                             177,317       240,359        200,398         (440,757)      177,317
  Retained earnings                                      531,933       914,388      1,246,630       (2,161,018)      531,933
  Accumulated other comprehensive loss                       (15)            -              -                -           (15)
-----------------------------------------------------------------------------------------------------------------------------
                                                         773,146     1,156,248      1,447,129       (2,603,377)      773,146

  Less:
  Cost of shares in treasury                             144,148             -              -                -       144,148
  Cost of shares in benefits trust                        59,264             -              -                -        59,264
-----------------------------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                          569,734     1,156,248      1,447,129       (2,603,377)      569,734
-----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity      $ 2,128,493   $ 1,434,185    $ 1,605,984    $  (3,390,616)  $ 1,778,046
-----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirteen weeks ended May 1, 2004                        Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   160,262   $   300,619    $         -    $          -    $   460,881
Service Revenue                                           36,918        68,334              -               -        105,252
Other Revenue                                                  -             -          7,070          (7,070)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           197,180       368,953          7,070          (7,070)       566,133
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               114,349       211,025              -               -        325,374
Costs of Service Revenue                                  26,546        52,005              -               -         78,551
Costs of Other Revenue                                         -             -          7,164          (7,164)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  140,895       263,030          7,164          (7,164)       403,925
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       45,913        89,594              -               -        135,507
Gross Profit from Service Revenue                         10,372        16,329              -               -         26,701
Gross Loss from Other Revenue                                  -             -            (94)             94              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                 56,285       105,923            (94)             94        162,208
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              46,942        82,416            110              94        129,562
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                    9,343        23,507           (204)              -         32,646
Equity in Earnings of Subsidiaries                        21,722             -         19,979         (41,701)             -
Non-operating (Expense) Income                            (4,475)       12,312          5,090         (12,335)           592
Interest Expense                                          16,008         5,625              -         (12,335)         9,298
-----------------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations Before
 Income Taxes                                             10,582        30,194         24,865         (41,701)        23,940

Income Tax (Benefit) Expense                              (4,122)       11,172          1,808               -          8,858
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings From Continuing Operations                   14,704        19,022         23,057         (41,701)        15,082

Loss from Discontinued Operations, Net of Tax               (153)         (378)             -               -           (531)
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings                                         $    14,551    $   18,644    $    23,057  $      (41,701)   $    14,551
-----------------------------------------------------------------------------------------------------------------------------

                                           17


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirteen weeks ended May 3, 2003                        Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   142,247   $   268,885    $         -    $          -    $   411,132
Service Revenue                                           35,175        64,603              -               -         99,778
Other Revenue                                                  -             -          6,675          (6,675)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           177,422       333,488          6,675          (6,675)       510,910
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               101,205       190,370              -               -        291,575
Costs of Service Revenue                                  25,956        49,248              -               -         75,204
Costs of Other Revenue                                         -             -          7,205          (7,205)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  127,161       239,618          7,205          (7,205)       366,779
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       41,042        78,515              -               -        119,557
Gross Profit from Service Revenue                          9,219        15,355              -               -         24,574
Gross Loss from Other Revenue                                  -             -           (530)            530              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                 50,261        93,870           (530)            530        144,131
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              43,758       103,411             78             530        147,777
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                    6,503        (9,541)          (608)              -         (3,646)
Equity in Earnings of Subsidiaries                          (151)            -          2,124          (1,973)             -
Non-operating (Expense) Income                            (4,096)       12,032          5,258         (12,144)         1,050
Interest Expense                                          17,978         4,867              -         (12,144)        10,701
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings From Continuing Operations
 Before Income Taxes and Cumulative
 Effect of Change in Accounting Principle                (15,722)       (2,376)         6,774          (1,973)       (13,297)

Income Tax (Benefit) Expense                              (5,765)         (885)         1,721               -         (4,929)
-----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings from Continuing Operations
 Before Cumulative Effect of Change in
 Accounting Principle                                     (9,957)       (1,491)         5,053          (1,973)        (8,368)

Earnings from Discontinued Operations, Net of Tax            542            (4)                                          538

Cumulative Effect of Change in
 Accounting Principle                                       (899)       (1,585)             -               -         (2,484)
-----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings                                  $   (10,314)   $   (3,080)    $    5,053    $     (1,973)   $   (10,314)
-----------------------------------------------------------------------------------------------------------------------------



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

                                                                                       Non-
                                                                    Subsidiary      guarantor
Thirteen weeks ended May 1, 2004                       Pep Boys     Guarantors    Subsidiaries     Elimination   Consolidated
------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net Earnings                                      $   14,551     $    18,642    $    23,057    $    (41,699)   $    14,551
  Net loss from discontinued operations                   (153)           (378)             -               -           (531)
------------------------------------------------------------------------------------------------------------------------------
  Net Earnings from continuing operations               14,704          19,020         23,057         (41,699)        15,082
  Adjustments to Reconcile Net Earnings
    from Continuing Operations to Net Cash
    Provided By Continuing Operations:
        Non-cash operating activities                  (13,622)         24,987        (19,398)         41,699         33,666
        Change in operating assets and
        liabilities                                     15,937         (48,933)        (5,739)              -        (38,735)
------------------------------------------------------------------------------------------------------------------------------
  Net Cash provided by (used in) continuing
    operations                                          17,019          (4,926)        (2,080)              -         10,013
  Net Cash used in discontinued operations                (123)           (653)             -               -           (776)
------------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided by (Used in)
    Operating Activities                                16,896          (5,579)        (2,080)              -          9,237

Cash Flows from Investing Activities:
  Net Cash (Used in) Provided by Investing
    Activities                                          (1,175)          1,782              -               -            607
Cash Flows from Financing Activities:
  Net Cash Provided by Financing Activities             18,925           5,906          3,107               -         27,938
------------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                    34,646           2,109          1,027               -         37,782
Cash and Cash Equivalents at Beginning of Period        43,929           9,070          7,985               -         60,984
------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period           $  78,575     $    11,179    $     9,012    $          -    $    98,766
------------------------------------------------------------------------------------------------------------------------------


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollar amount in thousands)
(unaudited)

                                                                                       Non-
                                                                    Subsidiary      guarantor
Thirteen weeks ended May 3, 2003                       Pep Boys     Guarantors    Subsidiaries     Elimination   Consolidated
------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net loss                                          $  (10,314)     $    (3,079)    $     5,053    $     (1,974)   $   (10,314)
  Net earnings from discontinued operations                536                2               -               -            538
-------------------------------------------------------------------------------------------------------------------------------
  Net Loss from Continuing Operations                  (10,850)          (3,081)          5,053          (1,974)       (10,852)
  Adjustments to Reconcile Net Earnings
    from Continuing Operations to Net Cash
    Provided By Continuing Operations:
        Non-cash operating activities                    8,422           11,749          (2,961)          1,974         19,184
        Change in operating assets and
        liabilities                                     17,152           23,013          (1,403)              -         38,762
-------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by continuing operations            14,724           31,681             689               -         47,094
  Net Cash provided by discontinued operations             368              741               -               -          1,109
-------------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided by Operating Activities             15,092           32,422             689               -         48,203

Cash Flows from Investing Activities:
  Net Cash (Used in) Provided by Investing
    Activities                                          (6,758)              84               -               -         (6,674)
Cash Flows from Financing Activities:
  Net Cash Provided by (Used in) Financing
    Activities                                          18,511          (32,118)         10,497               -         (3,110)
-------------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                    26,845              388          11,186               -         38,419
Cash and Cash Equivalents at Beginning of Period        32,654            9,714             402               -         42,770
-------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period           $  59,499     $     10,102    $     11,588    $          -    $    81,189
-------------------------------------------------------------------------------------------------------------------------------


NOTE 15. Contingencies

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

NOTE 16. Sale of Common Stock

On March 24, 2004, the Company sold 4,646,464 shares of common stock (par value $1 per share) at a price of $24.75 per share for net proceeds of $108,909,000.

NOTE 17. Comprehensive Income

The following are the components of comprehensive income (loss):

                                                                     Thirteen weeks ended
                                                             -------------------------------------
(dollar amounts in thousands)                                     May 1, 2004        May 3, 2003
--------------------------------------------------------------------------------------------------

Net earnings (loss)                                             $      14,551      $    (10,314)

Other comprehensive
 income, net of tax:

  Derivative financial
   instrument adjustments                                               1,060                 -
--------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                     $      15,611      $    (10,314)
--------------------------------------------------------------------------------------------------

The components of accumulated other comprehensive income (loss) are:

                                              May 1,     January 31,
(dollar amounts in thousands)                  2004            2004
--------------------------------------------------------------------
Derivative financial instrument
 adjustment, net of tax                   $   2,449      $    1,389

Minimum pension liability
 adjustment, net of tax                      (1,404)         (1,404)
--------------------------------------------------------------------
                                          $   1,045      $      (15)
--------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The discussion and analysis below for the Company should be read in conjunction with (i) the financial statements and the notes to such financial statements included elsewhere in this Form 10-Q/A and (ii) the financial statements and the notes to such financial statements included in Item 8, "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004. All applicable disclosures in the following discussion have been modified to reflect the Restatement as described below.

Restatement
-----------

Following a review of our lease-related accounting policies, we have determined to correct our computation of depreciation, straight-line rent expense and the related deferred rent liability. As a result, on January 30, 2005, our Board of Directors, including our Audit Committee, concluded to restate the Company's financial statements for the three year period ended January 31, 2004 and for the first three quarters of fiscal 2004.

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

These non-cash adjustments, will not have any impact on our previously reported cash flows, sales, comparable sales or our compliance with any financial covenant under our revolving credit facility or other debt instruments.

The primary effect of the corrections is to accelerate the depreciation of leasehold improvements of leased properties where the initial lease term is shorter than the estimated useful economic life of those assets and rental expense on properties we occupied before payment of rents was required. The cumulative effect of the restatement through fiscal quarter ended May 1, 2004 is an increase in other current assets of $652,000, an increase in accumulated depreciation of $64,972,000, an increase in the deferred rent liability of $10,165,000 and a decrease in deferred income tax liability of $27,516,000. As a result, retained earnings at the end of fiscal quarter ended May 1, 2004 decreased by $46,969,000. Depreciation expense from continuing operations increased by $2,021,000 and $2,065,000 and rent expense from continuing operations decreased by $235,000 and $310,000 for the thirteen weeks ended
May 1, 2004 and May 3, 2003, respectively. The Restatement increased reported diluted loss per share by $0.02,for the thirteen weeks ended May 1, 2004 and May 3, 2003. The cumulative effect of the Restatement for all years prior to fiscal 2001 was $34,812,000, which was recorded as an adjustment to opening stockholders' equity at February 2, 2002 in the Company's restated Annual Report as of January 31, 2004 on Form 10-K/A. The Restatement did not have any impact on the Company's previously reported cash flows, sales or comparable sales or the Company's compliance with any covenant under the Company's line of credit facility or other debt instruments.

Management's Discussion and Analysis of Financial Condition and results of Operations has been revised for the effects of the Restatement. See note 2 to the consolidated financial statements.



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

The following discussion explains the material changes in our results of operations for the thirteen weeks ended May 1, 2004 and May 3, 2003 and the significant developments affecting our financial condition since
January 31, 2004. We strongly recommend that you read our audited financial statements and footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our restated Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004.

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

Working Capital increased from $76,227,000 at January 31, 2004 to $207,485,000 at May 1, 2004. At May 1, 2004, we had stockholders' equity of $697,477,000 and long-term debt, net of current maturities, of $394,552,000. Our long-term debt was 36% of our total capitalization at May 1, 2004 and 42% at January 31, 2004. As of May 1, 2004, we had an available line of credit totaling $179,136,000.

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

                                                                     Thirteen weeks ended
                                                                 ----------------------------
                                                                  May 1, 2004    May 3, 2003
                                                                 ------------   -------------
(dollar amounts in thousands)                                        Amount         Amount
---------------------------------------------------------------------------------------------
Total Revenues                                                      $      1        $ 18,306

Total Gross (Loss) Profit                                               (804)          4,918

Selling, General and Administrative
 Expenses                                                                 40           4,065

(Loss) Earnings from Discontinued
 Operations Before Income Taxes                                         (844)            854

Net (Loss) Earnings from Discontinued
 Operations, Net of Tax                                             $   (531)       $    538
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

                                                           Percentage of Total Revenues        Percentage Change
----------------------------------------------------------------------------------------------------------------
                                                          May 1, 2004         May 3, 2003       Fiscal 2004 vs.
Thirteen weeks ended                                     (Fiscal 2004)       (Fiscal 2003)        Fiscal 2003
----------------------------------------------------------------------------------------------------------------
Merchandise Sales                                              81.4%               80.5%               12.1%
Service Revenue (1)                                            18.6                19.5                 5.5
----------------------------------------------------------------------------------------------------------------
Total Revenues                                                100.0               100.0                10.8
----------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales (2)                                 70.6 (3)            70.9 (3)            11.6
Costs of Service Revenue (2)                                   74.6 (3)            75.4 (3)             4.5
----------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                        71.3                71.8                10.1
----------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                            29.4 (3)            29.1 (3)            13.3
Gross Profit from Service Revenue                              25.4 (3)            24.6 (3)             8.7
----------------------------------------------------------------------------------------------------------------
Total Gross Profit                                             28.7                28.2               (12.5)
----------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses                   23.0                28.9               (12.3)
----------------------------------------------------------------------------------------------------------------
Operating (Loss) Profit                                         5.7                (0.7)              995.4
Non-operating Income                                            0.1                 0.2               (43.6)
Interest Expense                                                1.6                 2.1                13.1
----------------------------------------------------------------------------------------------------------------
(Loss) Earnings from Continuing Operations Before
  Income Taxes and Cumulative Effect of Change in
  Accounting Principle                                          4.2                (2.6)              280.0

Income Tax (Benefit) Expense                                   37.0 (4)            37.0 (4)           279.7
----------------------------------------------------------------------------------------------------------------
Earnings (Loss) from Continuing Operations Before
  Cumulative Effect of Change in Accounting Principle           2.7                (1.6)              280.2

(Loss) Earnings from Discontinued Operations,
  Net of Tax                                                   (0.1)                0.1              (198.7)

Cumulative Effect of Change in Accounting Principle             0.0                (0.5)              100.0
----------------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                                             2.6                (2.0)              241.1
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

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 29.4% in fiscal 2004 from 29.1% in fiscal 2003. This increase, as a percentage of merchandise sales, was due primarily to a decrease in store occupancy costs offset, in part, by an increase in warehousing costs and a decrease in merchandise margins, as a percentage of merchandise sales. The decrease in store occupancy costs, as a percentage of merchandise sales, was a result of lower rent and building maintenance expenses. The increase in warehousing costs, as a percentage of merchandise sales, was a result of increased hauling and rent expenses. The decrease in merchandise margins was a result of slightly lower POS margins due to the mix shift into newer transportation and garage categories.

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

Results from discontinued operations for 2004 was a loss of $531,000 (net of tax) compared to income of $538,000 (net of tax) in 2003. The change was due primarily to the discontinued stores being in operation in the first quarter of 2003. The loss recorded in 2004 is primarily related to the costs for lease and maintenance of stores closed in the second quarter of 2003.

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

                                                                    Thirteen weeks ended
                                                                 ----------------------------
                                                                  May 1, 2004    May 3, 2003
                                                                 ------------   -------------
(Dollar amounts in thousands)                                        Amount         Amount
---------------------------------------------------------------------------------------------

Retail Revenues                                                    $ 337,049      $ 286,353
Service Center Revenues                                              229,084        224,557
---------------------------------------------------------------------------------------------
Total Revenues                                                     $ 566,133      $ 510,910
---------------------------------------------------------------------------------------------
Gross Profit from Retail Revenues (1)                              $  97,179      $  76,075
Gross Profit from Service Center Revenues (1)                         65,029         68,056
---------------------------------------------------------------------------------------------
Total Gross Profit                                                 $ 162,208      $ 144,131
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, risk participation agreements and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to "-Critical Accounting Policies and Estimates" as reported in the Company's Form 10-K/A for the year ended
January 31, 2004, which disclosures are hereby incorporated by reference.

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

In connection with the restatement and the filing of this Form 10-Q/A, the Company's management, with the participation of the Company's chief executive officer and principal financial officer, re-evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective as of the end of the period covered by this report.


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

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits

               (10.1)* Amendment to and Restatement of the Executive Supplemental Retirement Plan.

               (31.1)** Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

               (31.2)** Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

               (32.1)** Chief Executive Officer Certification pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               (32.2)** Chief Financial Officer Certification pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


           (b) Reports on Form 8-K.

               The Company filed a Form 8-K dated March 19, 2004 announcing an Underwriting Agreement it had entered into related to the sale of its common stock.



*  Management contract or compensatory plan or arrangement.

** Filed herewith.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE PEP BOYS - MANNY, MOE & JACK
                                  --------------------------------
                                                      (Registrant)

Date:    March 2, 2005                  by: /s/ Harry F. Yanowitz
      -----------------------               --------------------------

                                             Harry F. Yanowitz
                                             Senior Vice President and
                                             Chief Financial Officer

INDEX TO EXHIBITS
-----------------

(10.1)*    Amendment to and Restatement of the Executive
           Supplemental Retirement Plan.

(31.1)**   Certification of Chief Executive Officer pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)**   Certification of Chief Financial Officer pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)**   Chief Executive Officer Certification pursuant to 18
           U.S.C. Section 1350, as adopted pursuant to Section
           906 of the Sarbanes-Oxley Act of 2002

(32.2)**   Chief Financial Officer Certification pursuant to 18
           U.S.C. Section 1350, as adopted pursuant to Section
           906 of the Sarbanes-Oxley Act of 2002


** - Filed herewith