Form 10-Q/A
period 2004-07-31
PEP BOYS MANNY MOE & JACK
filed 2005-03-03
CIK 77449

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-Q/A
                           (Amendment No.1)
(Mark One)

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


As of August 28, 2004 there were 57,999,044 shares of the registrant's Common Stock outstanding.
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

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

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on September 9, 2004
(the "Original Filing"), is being filed to reflect restatements of (i) the Company's consolidated balance sheets at July 31, 2004 and January 31, 2004 and
(ii) the Company's consolidated statements of operations, stockholders' equity and cash flows for the quarters ended July 31, 2004 and August 2, 2003, and the notes related thereto. For a more detailed description of these restatements, see Note 2, "Restatement of Financial Statements," to the accompanying consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q/A.

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

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our amended Quarterly Report on Form 10-Q/A for the quarterly periods ended May 1, 2004 and October 31, 2004 which are being filed concurrently with the filing of this Form 10-Q/A and any reports filed with the SEC subsequent to the date of this filing.

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

-------------------------------------------------------------------
Index                                                         Page
-------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Condensed Consolidated
          Financial Statements (Unaudited)

            Consolidated Balance Sheets - (As Restated)
            July 31, 2004 and January 31, 2004                  3

            Consolidated Statements of Operations - (As
            Restated) Thirteen and Twenty-six weeks ended
            July 31, 2004 and August 2, 2003                    4

            Consolidated Statements of
            Cash Flows -  (As Restated) Twenty-six weeks
            ended July 31, 2004 and August 2, 2003              5

            Notes to Condensed Consolidated
            Financial Statements                             6-24

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                        25-34

Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk                                35

Item 4.   Controls and Procedures                              35




PART II - OTHER INFORMATION
---------------------------

    Item 1.    Legal Proceedings                               36

    Item 2.    Unregistered Sales of Equity Securities
                and Use of Proceeds                            37

    Item 3.    Defaults Upon Senior Securities                 37

    Item 4.    Submission of Matters to a Vote of
               Security Holders                                37

    Item 5.    Other Information                               38

    Item 6.    Exhibits                                        38



SIGNATURES                                                     39

INDEX TO EXHIBITS                                              40

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

                                                                     July 31, 2004      Jan. 31, 2004*
------------------------------------------------------------------------------------------------------
ASSETS
 Current Assets:
   Cash and cash equivalents                                          $   83,893          $   60,984
   Accounts receivable, net                                               40,355              30,562
   Merchandise inventories                                               596,451             553,562
   Prepaid expenses                                                       32,714              39,480
   Deferred income taxes                                                  10,645              20,826
   Other                                                                  77,430              81,096
   Assets held for disposal                                                3,118              16,929
------------------------------------------------------------------------------------------------------
      Total Current Assets                                               844,606             803,439
------------------------------------------------------------------------------------------------------
 Property and Equipment-at cost:
   Land                                                                  263,199             263,907
   Buildings and improvements                                            908,139             899,114
   Furniture, fixtures and equipment                                     596,497             586,607
   Construction in progress                                               19,255              12,800
------------------------------------------------------------------------------------------------------
                                                                       1,787,090           1,762,428
   Less accumulated depreciation and amortization                        873,873             839,219
------------------------------------------------------------------------------------------------------
      Property and Equipment - Net                                       913,217             923,209
------------------------------------------------------------------------------------------------------
 Other                                                                    52,526              51,398
------------------------------------------------------------------------------------------------------
      Total Assets                                                    $1,810,349          $1,778,046
------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                                   $  335,890          $  342,584
   Accrued expenses                                                      244,831             267,565
   Current maturities of long-term debt and obligations
     under capital leases                                                147,258             117,063
------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                          727,979             727,212
------------------------------------------------------------------------------------------------------
 Long-term debt and obligations under capital leases,
   less current maturities                                               144,727             258,016
 Convertible long-term debt, less current maturities                     150,000             150,000
 Other long-term liabilities                                              38,422              39,201
 Deferred income taxes                                                    40,497              29,976
 Deferred gain on sale leaseback                                              59               3,907
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
     Authorized 500,000,000 shares; Issued  68,557,041
      and 63,910,577 shares                                               68,557              63,911
   Additional paid-in capital                                            284,465             177,317
   Retained earnings                                                     549,133             531,933
   Common stock subscriptions receivable                                    (144)                  -
   Accumulated other comprehensive income (loss)                           1,098                 (15)
------------------------------------------------------------------------------------------------------
                                                                         903,109             773,146
Less cost of shares in treasury - 8,372,727 shares
  and 8,928,159 shares                                                   135,180             144,148
 Less cost of shares in benefits trust - 2,195,270 shares                 59,264              59,264
------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                         708,665             569,734
------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                      $1,810,349          $1,778,046
------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

* Taken from the restated audited financial statements as of January 31, 2004 as filed on Form 10-K/A.


                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS  - (As Restated, See Note 2)
                       (dollar amounts in thousands, except per share amounts)
                                              UNAUDITED

                                             Thirteen weeks ended           Twenty-six weeks Ended
                                          ---------------------------    -----------------------------
                                         July 31, 2004   Aug. 2, 2003    July 31, 2004    Aug. 2, 2003
                                         -------------   ------------    --------------   ------------
                                             Amount         Amount            Amount         Amount
------------------------------------------------------------------------------------------------------
Merchandise Sales                         $ 488,716      $ 451,285        $  949,597     $  862,417
Service Revenue                             104,710        104,745           209,962        204,523
------------------------------------------------------------------------------------------------------
Total Revenues                              593,426        556,030         1,159,559      1,066,940
------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                  347,249        345,401           672,623        636,976
Costs of Service Revenue                     80,701         81,315           159,252        156,519
------------------------------------------------------------------------------------------------------
Total Costs of Revenues                     427,950        426,716           831,875        793,495
------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales         141,467        105,884           276,974        225,441
Gross Profit from Service Revenue            24,009         23,430            50,710         48,004
------------------------------------------------------------------------------------------------------
Total Gross Profit                          165,476        129,314           327,684        273,445
------------------------------------------------------------------------------------------------------
Selling, General and Administrative
 Expenses                                   136,694        143,049           266,256        290,826
------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                      28,782        (13,735)           61,428        (17,381)
Non-operating Income                            470            851             1,062          1,901
Interest Expense                              7,800          9,603            17,098         20,304
------------------------------------------------------------------------------------------------------
Earnings (Loss) From Continuing
 Operations Before Income Taxes and
 Cumulative Effect of Change in
 Accounting Principle                        21,452        (22,487)           45,392        (35,784)

Income Tax Expense (Benefit)                  7,937         (8,309)           16,795        (13,238)
------------------------------------------------------------------------------------------------------
Net Earnings (Loss) from Continuing
 Operations Before Cumulative Effect of
 Change in Accounting Principle              13,515        (14,178)           28,597        (22,546)

Discontinued Operations, Net of Tax            (852)       (20,757)           (1,383)       (20,219)

Cumulative Effect of Change in
 Accounting Principle, Net of Tax                 -              -                 -         (2,484)
------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                          12,663        (34,935)           27,214        (45,249)
Retained Earnings, beginning of period      541,203        572,589           531,933        586,735
Cash Dividends                               (3,915)        (3,491)           (7,813)        (6,978)
Effect of Stock Options                        (818)        (6,477)           (2,201)        (6,548)
Dividend Reinvestment Plan                        -            (46)                -           (320)
------------------------------------------------------------------------------------------------------
Retained Earnings, end of period          $ 549,133      $ 527,640         $ 549,133      $ 527,640
------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share:
  Net Earnings (Loss) From Continuing
   Operations Before Cumulative Effect
   of Change in Accounting Principle      $    0.23      $   (0.27)        $    0.51      $   (0.43)

  Discontinued Operations, Net of Tax         (0.01)         (0.40)            (0.03)         (0.39)

  Cumulative Effect of Change in
    Accounting Principle, Net of Tax              -              -                 -          (0.05)
------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share           $    0.22      $   (0.67)        $    0.48      $   (0.87)
------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share:
  Net Earnings (Loss) From Continuing
   Operations Before Cumulative Effect
   of Change in Accounting Principle      $    0.22      $   (0.27)        $    0.47      $   (0.43)

  Discontinued Operations, Net of Tax         (0.01)         (0.40)            (0.02)         (0.39)

  Cumulative Effect of Change in
    Accounting Principle, Net of Tax              -              -                 -          (0.05)
------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share         $    0.21      $   (0.67)        $    0.45      $   (0.87)
------------------------------------------------------------------------------------------------------
Cash Dividends Per Share                  $   .0675      $   .0675         $   .1350      $   .1350
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




Twenty-six Weeks Ended                                                         July 31, 2004        Aug. 2, 2003
----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net earnings (loss)                                                       $   27,214            $ (45,249)
     Net loss from discontinued operations                                         (1,383)             (20,219)
----------------------------------------------------------------------------------------------------------------
     Net earnings (loss) from continuing operations                                28,597              (25,030)
     Adjustments to Reconcile Net Earnings (Loss) From Continuing
       Operations to Net Cash Provided by Continuing Operations:
        Cumulative effect of change
         in accounting principle, net of tax                                            -                2,484
        Depreciation and amortization                                              37,767               39,214
        Accretion of asset disposal obligation                                         71                   90
        Stock compensation expense                                                    847                    -
        Deferred income taxes                                                      20,553              (38,749)
        Deferred gain on sale lease back                                             (119)                  (8)
        Loss on asset impairment                                                        -                1,371
        Loss from sales of assets                                                     360                   34
     Changes in operating assets and liabilities:
        Decrease in accounts receivable,
         prepaid expenses and other                                                 3,711                9,289
        Increase in merchandise inventories                                       (42,889)             (17,628)
        (Decrease) increase in accounts payable                                    (3,493)             119,170
        (Decrease) increase in accrued expenses                                   (22,554)              40,593
        (Decrease) increase in other long-term liabilities                           (779)               2,463
----------------------------------------------------------------------------------------------------------------
     Net cash provided by continuing operations                                    22,072              133,293
     Net cash (used in) provided by discontinued operations                        (1,728)               4,133
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                          20,344              137,426
----------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
     Capital expenditures                                                         (28,830)             (21,420)
     Proceeds from sales of assets                                                  1,453                  806
     Proceeds from sales of assets held for disposal                               10,532                1,146
----------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                             (16,845)             (19,468)
----------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net borrowings under line of credit agreements                                   137                1,441
     Repayments of short-term borrowings                                           (7,216)                   -
     Reduction of long-term debt                                                  (84,425)             (91,427)
     Other                                                                          3,283                 (400)
     Dividends paid                                                                (7,813)              (6,978)
     Proceeds from issuance of common stock                                       108,854                    -
     Proceeds from exercise of stock options                                        6,049                4,085
     Proceeds from dividend reinvestment plan                                         541                  646
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                                19,410              (92,633)
----------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                                               22,909               25,325
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                                   60,984               42,770
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                      $  83,893            $  68,095
----------------------------------------------------------------------------------------------------------------

Non-cash financing activities:
     Equipment Capital Leases                                                   $   1,413            $       -
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

Certain reclassifications have been made to the prior year's consolidated financial statements to comform to the current year's presentation.

NOTE 2. Restatement of Financial Statements

Subsequent to the issuance of the Company's fiscal 2003 financial statemnets, the Company's management reviewed its lease-related accounting policies and determined to correct its computation of depreciation, straight-line rent expense and the related deferred rent liability. As a result, on January 30, 2005, the Company's Board of Directors, including the Company's Audit Committee, concluded to restate the Company's financial statements for the three year period ended January 31, 2004 and for the first three quarters of fiscal 2004.

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

The primary effect of the corrections is to accelerate the depreciation of leasehold improvements of leased properties where the initial lease term is shorter than the estimated useful economic life of those assets and rental expense on properties we occupied before payment of rents was required. The cumulative effect of the restatement through fiscal quarter ended July 31, 2004 is an increase in other current assets of $1,317,000, an increase in accumulated depreciation of $67,006,000, an increase in the deferred rent liability of $9,930,000 and a decrease in deferred income tax liability of $27,516,000. As a result, retained earnings at the end of fiscal quarter ended July 31, 2004 decreased by $48,103,000. Depreciation expense from continuing operations increased by $4,056,000 and $3,943,000 for the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively. Rent expense from continuing operations decreased by $470,000 and $594,000 for the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively. The restatement decreased reported diluted earnings per share and diluted loss per share by $0.03 and $0.01 for the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively. The cumulative effect of the restatement for all years prior to fiscal 2001 was $34,812,000, which was recorded as an adjustment to opening stockholders' equity at February 2, 2002. The restatement did not have any impact on the Company's previously reported cash flows, sales or comparable sales or on the Company's compliance with any covenant under the Company's line of credit facility or other debt instruments.

The consolidated financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described above. The Restatement has been set forth, for the periods presented, in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 which we are filing concurrently with this Form 10-Q/A.

     The following is a summary of the impact of the Restatement on (i) the Company's consolidated balance sheets at July 31, 2004 and January 31, 2004 and (ii) the Company's consolidated statements of operations for the fiscal quarters ended July 31, 2004 and August 2, 2003. We have not presented a summary of the impact of the Restatement on the consolidated statements of cash flows for any of the above-referenced fiscal years because the net impact for each such fiscal year is zero.


(dollar amounts in thousands)                                    As Previously
July 31, 2004                                                       Reported         Adjustments      As Restated
-------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet
    Other                                                        $     76,113         $   1,317      $     77,430
    Total Current Assets                                              843,289             1,317           844,606
    Accumulated depreciation and amortization                         806,867            67,006           873,873
    Property and equipment, net                                       980,223           (67,006)          913,217
    Total Assets                                                    1,876,038           (65,689)        1,810,349
    Other long-term liabilities                                        28,492             9,930            38,422
    Deferred income taxes                                              68,013           (27,516)           40,497
    Retained earnings                                                 597,236           (48,103)          549,133
    Total Stockholders'Equity                                         756,768           (48,103)          708,665
    Total Liabilities and Stockholders' Equity                      1,876,038           (65,689)        1,810,349


                                                                 As Previously
January 31, 2004                                                    Reported         Adjustments       As Restated
--------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet
    Accumulated depreciation and amortization                    $    776,242        $   62,977      $    839,219
    Property and equipment, net                                       986,186           (62,977)          923,209
    Total Assets                                                    1,841,023           (62,977)        1,778,046
    Other long-term liabilities                                        28,802            10,399            39,201
    Deferred income taxes                                              57,492           (27,516)           29,976
    Retained earnings                                                 577,793           (45,860)          531,933
    Total Stockholders'Equity                                         615,594           (45,860)          569,734
    Total Liabilities and Stockholders' Equity                      1,841,023           (62,977)        1,778,046



                                                                 As Previously
Thirteen weeks ended July 31, 2004                                  Reported         Adjustments       As Restated
--------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Earnings

    Costs of Merchandise Sales                                     $  345,894       $     1,355        $   347,249
    Costs of Service Revenue                                           80,256               445             80,701
    Total Costs of revenue                                            426,150             1,800            427,950
    Gross Profit from Merchandise Sales                               142,822            (1,355)           141,467
    Gross Profit from Service Revenue                                  24,454              (445)            24,009
    Total Gross Profit                                                167,276            (1,800)           165,476
    Operating Profit                                                   30,582            (1,800)            28,782
    Earnings from Continuing Operations Before Income
      Taxes and Cumulative Effect of Change in Accounting
      Principle                                                        23,252            (1,800)            21,452
    Income Tax Expense                                                  8,603              (666)             7,937
    Net Earnings from Continuing Operations Before
      Cumulative Effect of Change in Accounting Principle              14,649            (1,134)            13,515
    Discontinued Operations, Net of Tax                                  (852)                -               (852)
    Net Earnings                                                       13,797            (1,134)            12,663
    Basic Earnings Per Share:
    Net Earnings from Continuing Operations Before
      Cumulative Effect of Change in Accounting Principle                0.25             (0.02)              0.23
    Discontinued Operations, Net of Tax                                 (0.01)                -              (0.01)
    Basic Earnings Per Share                                             0.24             (0.02)              0.22

    Diluted Earnings Per Share:
    Net Earnings from Continuing Operations Before Cumulative
      Effect of Change in Accounting Principle                           0.23             (0.01)              0.22
    Discontinued Operations, Net of Tax                                 (0.01)                -              (0.01)
    Diluted Earnings Per Share                                           0.22             (0.01)              0.21


                                                                 As Previously
Twenty-six weeks ended July 31, 2004                                Reported         Adjustments       As Restated
--------------------------------------------------------------------------------------------------------------------

Consolidated Statement of Earnings

    Costs of Merchandise Sales                                     $  669,948       $     2,675        $   672,623
    Costs of Service Revenue                                          158,367               885            159,252
    Total Costs of revenue                                            828,315             3,560            831,875
    Gross Profit from Merchandise Sales                               279,649            (2,675)           276,974
    Gross Profit from Service Revenue                                  51,595              (885)            50,710
    Total Gross Profit                                                331,244            (3,560)           327,684
    Operating Loss                                                     64,988            (3,560)            61,428
    Loss from Continuing Operations Before Income Taxes
      and Cumulative Effect of Change in Accounting
      Principle                                                        48,952            (3,560)            45,392
    Income Tax Benefit                                                 18,112            (1,317)            16,795
    Net Earnings from Continuing Operations Before
      Cumulative Effect of Change in Accounting Principle              30,840            (2,243)            28,597
    Discontinued Operations, Net of Tax                                (1,383)                -             (1,383)
    Net Earnings                                                       29,457            (2,243)            27,214
    Basic Earnings Per Share:
    Net Earnings from Continuing Operations Before
      Cumulative Effect of Change in Accounting Principle                0.55            (0.04)               0.51
    Discontinued Operations, Net of Tax                                 (0.03)               -               (0.03)
    Basic Earnings Per Share                                             0.52            (0.04)              (0.48)

    Diluted Earnings Per Share:
    Net Earnings from Continuing Operations Before Cumulative
      Effect of Change in Accounting Principle                           0.50            (0.03)               0.47
    Discontinued Operations, Net of Tax                                 (0.02)               -               (0.02)
    Diluted Earnings Per Share                                           0.48            (0.03)               0.45


                                                                 As Previously
Thirteen weeks ended August 2, 2003                                 Reported         Adjustments       As Restated
--------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Earnings

    Costs of Merchandise Sales                                     $  344,903       $      498        $    345,401
    Costs of Service Revenue                                           80,881              434              81,315
    Total Costs of revenue                                            425,784              932             426,716
    Gross Profit from Merchandise Sales                               106,382             (498)            105,884
    Gross Profit from Service Revenue                                  23,864             (434)             23,430
    Total Gross Profit                                                130,246             (932)            129,314
    Operating Loss                                                    (12,803)            (932)            (13,735)
    Loss from Continuing Operations Before Income
      Taxes and Cumulative Effect of Change in
      Accounting Principle                                            (21,555)            (932)            (22,487)
    Income Tax Benefit                                                 (7,976)            (333)             (8,309)
    Net Loss from Continuing Operations Before
      Cumulative Effect of Change in Accounting Principle             (13,579)            (599)            (14,178)
    Discontinued Operations, Net of Tax                               (22,802)           2,045             (20,757)
    Net Loss                                                          (36,381)           1,446             (34,935)
    Basic and Diluted Loss Per Share:
    Net Loss from Continuing Operations Before
      Cumulative Effect of Change in Accounting Principle               (0.26)           (0.01)              (0.27)
    Discontinued Operations, Net of Tax                                 (0.44)            0.04               (0.40)
    Basic and Diluted Loss Per Share                                    (0.70)            0.03               (0.67)



                                                                 As Previously
Twenty-six weeks ended August 2, 2003                               Reported         Adjustments       As Restated
--------------------------------------------------------------------------------------------------------------------

Consolidated Statement of Earnings

    Costs of Merchandise Sales                                     $  635,243       $    1,733        $    636,976
    Costs of Service Revenue                                          155,653              866             156,519
    Total Costs of revenue                                            790,896            2,599             793,495
    Gross Profit from Merchandise Sales                               227,174           (1,733)            225,441
    Gross Profit from Service Revenue                                  48,870             (866)             48,004
    Total Gross Profit                                                276,044           (2,599)            273,445
    Operating Loss                                                    (14,782)          (2,599)            (17,381)
    Loss from Continuing Operations Before Income
      Taxes and Cumulative Effect of Change in Accounting
      Principle                                                       (33,185)          (2,599)            (35,784)
    Income Tax Benefit                                                (12,279)            (959)            (13,238)
    Net Loss from Continuing Operations Before Cumulative
      Effect of Change in Accou                                       (20,906)          (1,640)            (22,546)
    Discontinued Operations, Net of Tax                               (22,208)           1,989             (20,219)
    Net Loss                                                          (45,598)             349             (45,249)
    Basic and Diluted Loss Per Share:
    Net Loss from Continuing Operations Before
      Cumulative Effect of Change in Accounting Principle               (0.40)           (0.03)              (0.43)
    Discontinued Operations, Net of Tax                                 (0.43)            0.04               (0.39)
    Cumulative Effect of Change in Accounting Principle                 (0.05)               -               (0.05)
    Basic and Diluted Loss Per Share                                    (0.88)            0.01               (0.87)


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


(dollar amounts in thousands,
 except per share amounts)
                                                    Thirteen weeks ended              Twenty-six weeks ended
                                               ---------------------------------   -----------------------------------
                                                July 31, 2004     August 2, 2003    July 31, 2004     August 2, 2003
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss):

    As reported                                   $ 12,663            $(34,935)        $  27,214          $ (45,249)

      Add:   Stock compensation expense,
             net of tax                                 94                   -               534                  -

      Less:  Total stock-based compensation
             expense determined under fair
             value-based method, net of tax           (768)               (636)           (2,070)            (1,447)
----------------------------------------------------------------------------------------------------------------------
    Pro forma                                     $ 11,989            $(35,571)        $  25,678          $ (46,696)
----------------------------------------------------------------------------------------------------------------------

Net earnings (loss) per share:

Basic:

    As reported                                   $    .22            $   (.67)        $     .48          $    (.87)
    Pro forma                                     $    .21            $   (.69)        $     .46          $    (.90)
----------------------------------------------------------------------------------------------------------------------

Diluted:

    As reported                                   $    .21            $   (.67)        $     .45          $    (.87)
    Pro forma                                     $    .20            $   (.69)        $     .43          $    (.90)
----------------------------------------------------------------------------------------------------------------------

                                       10

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


NOTE 4. New Accounting Standards


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
---------------------------------------------------------------------

NOTE 7. Other Current Assets

The Company's other current assets for the periods ending July 31, 2004 and January 31, 2004 were as follows:

(dollar amounts in thousands)         July 31, 2004    Jan. 31, 2004
---------------------------------------------------------------------

Reinsurance premiums receivable          $  62,678        $  67,326
Income taxes receivable                     14,298           13,517
Other                                          454              253
---------------------------------------------------------------------
Total                                    $  77,430        $  81,096
---------------------------------------------------------------------


NOTE 8. Restructuring

Building upon the Profit Enhancement Plan launched in October 2000, the
Company conducted a comprehensive review of its operations including individual store performance, the entire management infrastructure and its merchandise and service offerings. On July 31, 2003, the Company announced several initiatives aimed at realigning its business and continuing to improve upon the Company's profitability. These actions, including the disposal and sublease of the properties, were substantially completed by July 31 ,2004 and costs were approximately $66,752,000. The Company is accounting for these initiatives in accordance with the provisions of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

NOTE 11. Net Earnings Per Share

                                  THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                 COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
                                       (in thousands, except per share amounts)
                                                       UNAUDITED


                                                                Thirteen weeks ended                Twenty-six weeks ended
                                                        -----------------------------------    ----------------------------------
                                                         July 31, 2004        Aug. 2, 2003      July 31, 2004        Aug. 2, 2003
                                                        --------------      ---------------    --------------        ------------
(a)  Net earnings (loss) from continuing operations
       before cumulative effect of change in
       accounting principle                                 $  13,515            $(14,178)       $    28,597            $(22,546)

     Adjustment for interest on convertible senior
       notes, net of income tax effect                          1,001                   -              2,003                   -
---------------------------------------------------------------------------------------------------------------------------------
(b)  Adjusted net earnings (loss) from continuing
       operations before cumulative effect
       of change in accounting principle                    $  14,516            $(14,178)       $    30,600            $(22,546)
---------------------------------------------------------------------------------------------------------------------------------

(c)  Average number of common shares outstanding
       during period                                           57,875              51,816             56,410              51,733

     Common shares assumed issued upon conversion of
       convertible senior notes                                 6,697                   -              6,697                   -

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price                  1,749                   -              1,847                   -
---------------------------------------------------------------------------------------------------------------------------------
(d)  Average number of common shares assumed
       outstanding during period                               66,321              51,816             64,954              51,733
---------------------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share:

     Net Earnings (Loss) From Continuing Operations
       Before Cumulative Effect of Change in
       Accounting Principle (a/c)                           $    0.23            $  (0.27)       $      0.50           $   (0.43)

     Discontinued Operations, Net of Tax                        (0.01)              (0.40)             (0.02)              (0.39)

     Cumulative Effect of Change in
       Accounting Principle, Net of Tax                             -                   -                  -               (0.05)
---------------------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share                             $    0.22            $  (0.67)       $      0.48           $   (0.87)
---------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss)Per share:

     Net Earnings (Loss) From Continuing Operations
       Before Cumulative Effect of Change in
       Accounting Principle (b/d)                           $    0.22           $  (0.27)        $      0.47           $   (0.43)

     Discontinued Operations, Net of Tax                        (0.01)             (0.40)              (0.02)              (0.39)

     Cumulative Effect of Change in
       Accounting Principle, Net of Tax                             -                  -                   -               (0.05)
---------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share                           $    0.20           $  (0.67)        $      0.45            $  (0.87)
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

NOTE 13.  Debt and Financing Arrangements

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


CONSOLIDATING BALANCE SHEET
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
July 31, 2004                                           Pep Boys    Guarantors   Subsidiaries      Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------


ASSETS
 Current Assets:
   Cash and cash equivalents                         $    64,968   $     9,229    $     9,696    $           -   $    83,893
   Accounts receivable, net                               21,729        18,626              -                -        40,355
   Merchandise inventories                               205,549       390,902              -                -       596,451
   Prepaid expenses                                       25,628        15,224          8,780          (16,918)       32,714
   Deferred income taxes                                   7,075        (1,234)         4,804                -        10,645
   Other                                                  19,347         8,411         49,672                -        77,430
   Assets held for disposal                                2,453           665              -                -         3,118
-----------------------------------------------------------------------------------------------------------------------------
      Total Current Assets                               346,749       441,823         72,952          (16,918)      844,606
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
  Land                                                    87,405       175,794              -                -       263,199
  Buildings and improvements                             311,968       596,171              -                -       908,139
  Furniture, fixtures and equipment                      288,910       307,587              -                -       596,497
  Construction in progress                                19,197            58              -                -        19,255
-----------------------------------------------------------------------------------------------------------------------------
                                                         707,480     1,079,610              -                -     1,787,090
  Less accumulated depreciation and amortization         376,038       497,835              -                -       873,873
-----------------------------------------------------------------------------------------------------------------------------
     Property and Equipment - Net                        331,442       581,775              -                -       913,217
-----------------------------------------------------------------------------------------------------------------------------
Investment in subsidiaries                             1,481,807             -      1,203,717       (2,685,524)            -

Intercompany receivable                                        -       451,033        353,729         (804,762)            -

Other                                                     49,251         3,275              -                -        52,526
-----------------------------------------------------------------------------------------------------------------------------
     Total Assets                                    $ 2,209,249   $ 1,477,906    $ 1,630,398    $  (3,507,204)  $ 1,810,349
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                  $   335,881   $         9    $         -    $           -   $   335,890
   Accrued expenses                                       38,572        84,854        138,323          (16,918)      244,831
   Current maturities of long-term debt and
    obligations under capital leases                     147,258             -              -                -       147,258
-----------------------------------------------------------------------------------------------------------------------------
      Total Current Liabilities                          521,711        84,863        138,323          (16,918)      727,979
-----------------------------------------------------------------------------------------------------------------------------
 Long-term debt and obligations under capital
  leases, less current maturities                        144,604           123              -                -       144,727
 Convertible long-term debt                              150,000             -              -                -       150,000
 Other long-term liabilities                              11,614        26,808              -                -        38,422
 Intercompany liabilities                                644,503       160,259              -         (804,762)            -
 Deferred income taxes                                    28,132        12,365              -                -        40,497
 Deferred gain on sale leaseback                              20            39              -                -            59
 Stockholders' Equity:
   Common stock                                           68,557         1,501            101           (1,602)       68,557
   Additional paid-in capital                            284,465       240,359        200,398         (440,757)      284,465
   Retained earnings                                     549,133       951,589      1,291,576       (2,243,165)      549,133
   Common stock subscriptions receivable                    (144)            -              -                -          (144)
   Accumulated other comprehensive income                  1,098             -              -                -         1,098
-----------------------------------------------------------------------------------------------------------------------------
                                                         903,109     1,193,449      1,492,075       (2,685,524)      903,109

 Less:
 Cost of shares in treasury                              135,180             -              -                -       135,180
 Cost of shares in benefits trust                         59,264             -              -                -        59,264
-----------------------------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                         708,665     1,193,449      1,492,075       (2,685,524)      708,665
-----------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity     $ 2,209,249   $ 1,477,906    $ 1,630,398    $  (3,507,204)  $ 1,810,349
-----------------------------------------------------------------------------------------------------------------------------



CONSOLIDATING BALANCE SHEET
(dollar amounts in thousands)

                                                                                      Non-
                                                                    Subsidiary     guarantor
January 31, 2004                                        Pep Boys    Guarantors   Subsidiaries      Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------


ASSETS
 Current Assets:
   Cash and cash equivalents                         $    43,929   $     9,070    $     7,985    $           -   $    60,984
   Accounts receivable, net                               14,573        15,989              -                -        30,562
   Merchandise inventories                               191,111       362,451              -                -       553,562
   Prepaid expenses                                       25,860        16,714         17,656          (20,750)       39,480
   Deferred income taxes                                   7,224         8,354          5,248                -        20,826
   Other                                                  17,891         7,457         55,748                -        81,096
   Assets held for disposal                                8,083         8,846              -                -        16,929
-----------------------------------------------------------------------------------------------------------------------------
      Total Current Assets                               308,671       428,881         86,637          (20,750)      803,439
-----------------------------------------------------------------------------------------------------------------------------
 Property and Equipment - at cost:
   Land                                                   87,484       176,423              -                -       263,907
   Buildings and improvements                            308,066       591,048              -                -       899,114
   Furniture, fixtures and equipment                     286,472       300,135              -                -       586,607
   Construction in progress                               12,800             -              -                -        12,800
-----------------------------------------------------------------------------------------------------------------------------
                                                         694,822     1,067,606              -                -     1,762,428
   Less accumulated depreciation and amortization        363,652       475,567              -                -       839,219
-----------------------------------------------------------------------------------------------------------------------------
      Property and Equipment - Net                       331,170       592,039              -                -       923,209
-----------------------------------------------------------------------------------------------------------------------------
 Investment in subsidiaries                            1,440,412             -      1,162,965       (2,603,377)            -

 Intercompany receivable                                       -       410,107        356,382         (766,489)            -

 Other                                                    48,240         3,158              -                -        51,398
-----------------------------------------------------------------------------------------------------------------------------
      Total Assets                                   $ 2,128,493   $ 1,434,185    $ 1,605,984    $  (3,390,616)  $ 1,778,046
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                  $   342,575   $         9    $         -    $           -   $   342,584
   Accrued expenses                                       43,670        85,790        158,855          (20,750)      267,565
   Current maturities of long-term debt and
    obligations under capital leases                     117,063             -              -                -       117,063
-----------------------------------------------------------------------------------------------------------------------------
      Total Current Liabilities                          503,308        85,799        158,855          (20,750)      727,212
-----------------------------------------------------------------------------------------------------------------------------
 Long-term debt and obligations under capital
  leases, less current maturities                        257,983            33              -                -       258,016
 Convertible long-term debt, less current maturities     150,000             -              -                -       150,000
 Other long-term liabilities                              12,287        26,914              -                -        39,201
 Intercompany liabilities                                607,168       159,321              -         (766,489)            -
 Deferred income taxes                                    26,856         3,120              -                -        29,976
 Deferred gain on sale leaseback                           1,157         2,750              -                -         3,907
 Stockholders' Equity:
   Common stock                                           63,911         1,501            101           (1,602)       63,911
   Additional paid-in capital                            177,317       240,359        200,398         (440,757)      177,317
   Retained earnings                                     531,933       914,388      1,246,630       (2,161,018)      531,933
   Accumulated other comprehensive loss                      (15)            -              -                -           (15)
-----------------------------------------------------------------------------------------------------------------------------
                                                         773,146     1,156,248      1,447,129       (2,603,377)      773,146

 Less:
 Cost of shares in treasury                              144,148             -              -                -       144,148
 Cost of shares in benefits trust                         59,264             -              -                -        59,264
-----------------------------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                         569,734     1,156,248      1,447,129       (2,603,377)      569,734
-----------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity     $ 2,128,493   $ 1,434,185    $ 1,605,984    $  (3,390,616)  $ 1,778,046
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)
                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirteen weeks ended July 31, 2004                      Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   169,204   $    319,512   $          -   $          -    $   488,716
Service Revenue                                           36,331         68,379              -              -        104,710
Other Revenue                                                  -              -          7,079         (7,079)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           205,535        387,891          7,079         (7,079)       593,426
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               121,495        225,754              -              -        347,249
Costs of Service Revenue                                  27,942         52,759              -              -         80,701
Costs of Other Revenue                                         -              -         10,326        (10,326)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  149,437        278,513         10,326        (10,326)       427,950
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       47,709         93,758             -               -        141,467
Gross Profit from Service Revenue                          8,389         15,620             -               -         24,009
Gross Loss from Other Revenue                                  -             -          (3,247)         3,247              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                 56,098        109,378         (3,247)         3,247        165,476
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              48,621         84,741             85          3,247        136,694
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                    7,477         24,637         (3,332)             -         28,782
Non-operating (Expense) Income                            (4,890)        12,670          5,104        (12,414)           470
Interest Expense                                          13,440          6,774              -        (12,414)         7,800
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings From Continuing Operations
  Before Income Taxes                                    (10,853)        30,533          1,772              -         21,452

Income Tax (Benefit) Expense                              (4,016)        11,298            655              -          7,937

Equity in Earnings of Subsidiaries                        19,671             -          20,774        (40,445)             -
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings From Continuing Operations                   12,834         19,235         21,891        (40,445)        13,515

Discontinued Operations, Net of Tax                         (171)          (681)            -               -           (852)

-----------------------------------------------------------------------------------------------------------------------------
Net Earnings                                         $    12,663    $    18,554    $    21,891   $    (40,445)   $    12,663
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)
                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirteen weeks ended August 2, 2003                     Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   154,518   $    296,767   $          -   $          -    $   451,285
Service Revenue                                           36,402         68,343              -              -        104,745
Other Revenue                                                  -              -          6,676         (6,676)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           190,920        365,110          6,676         (6,676)       556,030
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               119,831        225,570              -              -        345,401
Costs of Service Revenue                                  28,919         52,396              -              -         81,315
Costs of Other Revenue                                         -              -         10,762        (10,762)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  148,750        277,966         10,762        (10,762)       426,716
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       34,687         71,197             -               -        105,884
Gross Profit from Service Revenue                          7,483         15,947             -               -         23,430
Gross Loss from Other Revenue                                  -             -          (4,086)         4,086              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                 42,170         87,144         (4,086)         4,086        129,314
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              40,251         98,635             77          4,086        143,049
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                    1,919        (11,491)        (4,163)             -        (13,735)
Non-operating (Expense) Income                            (4,492)        12,305          4,557        (11,519)           851
Interest Expense                                          14,897          6,225              -        (11,519)         9,603
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings From Continuing Operations
  Before Income Taxes                                    (17,470)        (5,411)           394              -        (22,487)

Income Tax (Benefit) Expense                              (6,421)        (2,035)           147              -         (8,309)

Equity in Earnings of Subsidiaries                       (19,896)            -          (3,602)        23,498              -
-----------------------------------------------------------------------------------------------------------------------------
Net Loss From Continuing Operations                      (30,945)        (3,376)        (3,355)        23,498        (14,178)

Discontinued Operations, Net of Tax                       (3,990)       (16,767)            -               -        (20,757)

-----------------------------------------------------------------------------------------------------------------------------
Net Loss                                             $   (34,935)   $   (20,143)   $    (3,355)  $     23,498
$   (34,935)
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
Twenty-six weeks ended July 31, 2004                    Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   329,466   $   620,131    $         -    $          -    $   949,597
Service Revenue                                           73,249       136,713              -               -        209,962
Other Revenue                                                  -             -         14,149         (14,149)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           402,715       756,844         14,149         (14,149)     1,159,559
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               235,844       436,779              -               -        672,623
Costs of Service Revenue                                  54,488       104,764              -               -        159,252
Costs of Other Revenue                                         -             -         17,490         (17,490)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  290,332       541,543         17,490         (17,490)       831,875
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       93,622       183,352              -               -        276,974
Gross Profit from Service Revenue                         18,761        31,949              -               -         50,710
Gross Loss from Other Revenue                                  -             -         (3,341)          3,341              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                112,383       215,301         (3,341)          3,341        327,684
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              95,563       167,157            195           3,341        266,256
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                   16,820        48,144         (3,536)              -         61,428
Non-operating (Expense) Income                            (9,365)       24,982         10,194         (24,749)         1,062
Interest Expense                                          29,448        12,399              -         (24,749)        17,098
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings From Continuing Operations
  Before Income Taxes                                    (21,993)       60,727          6,658               -         45,392

Income Tax (Benefit) Expense                              (8,138)       22,470          2,463               -         16,795

Equity in Earnings of Subsidiaries                        41,393             -         40,753         (82,146)             -
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings From Continuing
 Operations                                               27,538        38,257         44,948         (82,146)        28,597

Discontinued Operations, Net of Tax                         (324)       (1,059)             -               -         (1,383)
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings                                         $    27,214    $   37,198     $   44,948    $    (82,146)   $    27,214
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
Twenty-six weeks ended August 2, 2003                   Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   296,765   $   565,652    $         -    $          -    $   862,417
Service Revenue                                           71,577       132,946              -               -        204,523
Other Revenue                                                  -             -         13,351         (13,351)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           368,342       698,598         13,351         (13,351)     1,066,940
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               221,036       415,940              -               -        636,976
Costs of Service Revenue                                  54,875       101,644              -               -        156,519
Costs of Other Revenue                                         -             -         17,967         (17,967)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  275,911       517,584         17,967         (17,967)       793,495
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       75,729       149,712              -               -        225,441
Gross Profit from Service Revenue                         16,702        31,302              -               -         48,004
Gross Loss from Other Revenue                                  -             -         (4,616)          4,616              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                 92,431       181,014         (4,616)          4,616        273,445
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              84,009       202,046            155           4,616        290,826
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                    8,422       (21,032)        (4,771)              -        (17,381)
Non-operating (Expense) Income                            (8,588)       24,337          9,815         (23,663)         1,901
Interest Expense                                          32,875        11,092              -         (23,663)        20,304
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings From Continuing Operations
  Before Income Taxes and Cumulative Effect
  of Change in Accounting Principle                      (33,041)       (7,787)         5,044               -        (35,784)

Income Tax (Benefit) Expense                             (12,186)       (2,920)         1,868               -        (13,238)

Equity in Earnings of Subsidiaries                       (20,047)            -         (1,478)         21,525              -
-----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings From Continuing
 Operations Before Cumulative Effect of
 Change in Accounting Principle                          (40,902)       (4,867)         1,698          21,525        (22,546)

Discontinued Operations, Net of Tax                       (3,448)      (16,771)             -               -        (20,219)

Cumulative Effect of Change in
 Accounting Principle, Net of Tax                           (899)       (1,585)             -               -         (2,484)
-----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings                                  $   (45,249)   $  (23,223)    $    1,698    $     21,525    $   (45,249)
-----------------------------------------------------------------------------------------------------------------------------



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollar amount in thousands)
(unaudited)

                                                                                            Non-
                                                                      Subsidiary       guarantor
Twenty-six weeks ended July 31, 2004                   Pep Boys       Guarantors    Subsidiaries      Elimination   Consolidated
---------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net earnings                                      $   27,214     $      37,199    $     44,946    $     (82,145)   $    27,214
  Net loss from discontinued operations                   (324)           (1,059)              -                -         (1,383)
---------------------------------------------------------------------------------------------------------------------------------
  Net Earnings from Continuing Operations               27,538            38,258          44,946          (82,145)        28,597
  Adjustments to Reconcile Net Earnings from
    Continuing Operations to Net Cash (Used In)
    Provided by Continuing Operations:
     Non-cash operating activities                     (24,575)           42,217         (40,308)          82,145         59,479
     Change in operating assets and
       liabilities                                     (28,908)          (31,516)         (5,580)               -        (66,004)
---------------------------------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by continuing
     operations                                        (25,945)           48,959            (942)               -         22,072
  Net Cash used in discontinued operations                (137)           (1,591)              -                -         (1,728)
---------------------------------------------------------------------------------------------------------------------------------
  Net Cash (Used in) Provided by
     Operating Activities                              (26,082)           47,368            (942)               -         20,344

Cash Flows from Investing Activities:
  Net Cash Used in Investing Activities                (11,501)           (5,344)              -                -        (16,845)

Cash Flows from Financing Activities:
  Net Cash Provided by (Used in)
     Financing Activities                               58,622           (41,865)          2,653                -         19,410
---------------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                    21,039               159           1,711                -         22,909
Cash and Cash Equivalents at Beginning of Period        43,929             9,070           7,985                -         60,984
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period           $  64,968     $       9,229    $      9,696    $           -    $    83,893
---------------------------------------------------------------------------------------------------------------------------------





CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollar amount in thousands)
(unaudited)

                                                                                            Non-
                                                                      Subsidiary       guarantor
Twenty-six weeks ended August 2, 2003                  Pep Boys       Guarantors    Subsidiaries      Elimination   Consolidated
---------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net (loss) earnings                               $  (45,249)    $     (23,336)   $      1,701    $      21,635    $   (45,249)
  Net loss from discontinued operations                 (3,091)          (17,128)              -                -        (20,219)
---------------------------------------------------------------------------------------------------------------------------------
  Net (Loss) Earnings from continuing
   operations                                          (42,158)           (6,208)          1,701           21,635        (25,030)
  Adjustments to Reconcile Net (Loss)
    Earnings from Continuing Operations to
    Net Cash Provided by Continuing Operations:
     Non-cash operating activities                      28,078            (4,053)          2,046          (21,635)         4,436
     Change in operating assets and
       liabilities                                      80,447            68,293           5,147                -        153,887
---------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by continuing operations            66,367            58,032           8,894                -        133,293
  Net Cash provided by discontinued operations           2,201             1,932               -                -          4,133
---------------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided by Operating Activities             68,568            59,964           8,894                -        137,426

Cash Flows from Investing Activities:
  Net Cash Used in Investing Activities                (17,000)           (2,468)              -                -        (19,468)

Cash Flows from Financing Activities:
  Net Cash (Used in) Provided by
     Financing Activities                              (36,048)          (57,045)            460                -        (92,633)
---------------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                    15,520               451           9,354                -         25,325
Cash and Cash Equivalents at Beginning of Period        32,654             9,714             402                -         42,770
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period           $  48,174     $      10,165    $      9,756    $           -    $    68,095
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

NOTE 17. Comprehensive Income

The following are the components of comprehensive income (loss):


                                     Thirteen weeks ended              Twenty-six weeks ended
                               ---------------------------------   ----------------------------------
(Amounts in thousands)         July 31, 2004      August 2, 2003     July 31, 2004     August 2, 2003
-----------------------------------------------------------------------------------------------------

Net earnings (loss)            $      12,663      $     (34,935)   $      27,214      $      (45,249)

Other comprehensive
 income, net of tax:

  Derivative financial
   instrument adjustments                 53              3,900            1,113               3,900
-----------------------------------------------------------------------------------------------------

Comprehensive income (loss)    $      12,716      $     (31,035)   $      28,327      $      (41,349)
-----------------------------------------------------------------------------------------------------


The components of accumulated other comprehensive income (loss) are:


                              July 31,      January 31,
                                 2004             2004
                             -----------   -------------

Derivative financial
 instrument adjustment,
 net of tax                  $   2,502      $    1,389

Minimum pension liability
 adjustment, net of tax         (1,404)         (1,404)
                             -----------   -------------
                             $   1,098      $      (15)
                             -----------   -------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Restated

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

The primary effect of the corrections is to accelerate the depreciation of leasehold improvements of leased properties where the initial lease term is shorter than the estimated useful economic life of those assets and rental expense on properties we occupied before payment of rents was required. The cumulative effect of the restatement through fiscal quarter ended July 31, 2004 is an increase in other current assets of $1,317,000, an increase in accumulated depreciation of $67,006,000, an increase in the deferred rent liability of $9,930,000 and a decrease in deferred income tax liability of $27,516,000. As a result, retained earnings at the end of fiscal quarter ended July 31, 2004 decreased by $48,103,000. Depreciation expense from continuing operations increased by $4,056,000 and $3,943,000 for the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively. Rent expense from continuing operations decreased by $470,000 and $594,000 for the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively. The restatement decreased reported diluted earnings per share and diluted loss per share by $0.03 and $0.01 for the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively. The cumulative effect of the restatement for all years prior to fiscal 2001 was $34,812,000, which was recorded as an adjustment to opening stockholders' equity at February 2, 2002. The restatement did not have any impact on the Company's previously reported cash flows, sales or comparable sales or on the Company's compliance with any covenant under the Company's line of credit facility or other debt instruments.

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

Working Capital increased from $76,227,000 at January 31, 2004 to $116,627,000 at July 31, 2004. At July 31, 2004, we had stockholders' equity of $708,665,000 and long-term debt, net of current maturities, of $294,727,000. Our long-term debt was 29% of our total capitalization at July 31, 2004 and 42% at January 31, 2004. As of July 31, 2004, we had an available line of credit totaling $183,704,000.

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


RESTRUCTURING
-------------
Building upon the Profit Enhancement Plan launched in October 2000, we conducted a comprehensive review of our operations including individual store performance, the entire management infrastructure and our merchandise and service offerings. On July 31, 2003, we announced several initiatives aimed at realigning our business and continuing to improve upon our profitability. These actions, including the disposal and sublease of the properties, were substantially completed by July 31 ,2004 and costs were approximately $66,752,000. We are accounting for these initiatives in accordance with the provisions of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

                                                           Percentage of Total Revenues        Percentage Change
----------------------------------------------------------------------------------------------------------------
Thirteen weeks ended                                     July 31, 2004        Aug. 2, 2003       Fiscal 2004 vs.
                                                         (Fiscal 2004)       (Fiscal 2003)        Fiscal 2003
----------------------------------------------------------------------------------------------------------------
Merchandise Sales                                              82.4%               81.2%                  8.3 %
Service Revenue (1)                                            17.6                18.8                   0.0
----------------------------------------------------------------------------------------------------------------
Total Revenues                                                100.0               100.0                   6.7
----------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales (2)                                 71.1 (3)            76.5 (3)               0.5
Costs of Service Revenue (2)                                   77.1 (3)            77.6 (3)              (0.8)
----------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                        72.1                76.7                   0.3
----------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                            28.9 (3)            23.5 (3)              33.6
Gross Profit from Service Revenue                              22.9 (3)            22.4 (3)               2.5
----------------------------------------------------------------------------------------------------------------
Total Gross Profit                                             27.9                23.3                  28.0
----------------------------------------------------------------------------------------------------------------
Selling, General and Administrative
Expenses                                                       23.0                25.7                  (4.4)
----------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                         4.9                (2.5)                309.6
Non-operating Income                                            0.0                 0.1                 (44.8)
Interest Expense                                                1.3                 1.7                 (18.8)
----------------------------------------------------------------------------------------------------------------
Earnings (Loss) from Continuing Operations
Before Income Taxes                                             3.6                (4.1)                195.4

Income Tax Expense (Benefit)                                   37.0 (4)            37.0 (4)             195.5
----------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) from Continuing
Operations                                                      2.3                (2.6)                195.3

Discontinued Operations, Net of Tax                            (0.2)               (3.7)                 95.9

Net Earnings (Loss)                                             2.1                (6.3)                136.2
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

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 28.9% in fiscal 2004 from 23.5% in fiscal 2003. This was a 33.6% or $35,583,000 increase from the prior year. This increase, as a percentage of merchandise sales, was due primarily to an increase in merchandise margins and a decrease in store occupancy costs offset, in part, by an increase in warehousing costs. The increase in merchandise margins was primarily due to the impact of a $24,580,000 inventory write-down made in the second quarter of fiscal 2003 associated with the corporate restructuring. The decrease in store occupancy costs, as a percentage of merchandise sales, was due to the impact of a charge made in 2003 for an asset impairment of $2,121,000 coupled with lower rent, utilities and building maintenance expenses, as a percentage of merchandise sales. The increase in warehousing costs, as a percentage of merchandise sales, was a result of increased hauling and public storage costs.

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

Results from discontinued operations for the second quarter of 2004 was a loss of $852,000 (net of tax) compared to a loss of $20,757,000 (net of tax) in the second quarter of fiscal 2003. The loss recorded in the second quarter of fiscal 2004 is primarily related to changes in estimated market values for assets held for disposal and lease and maintenance costs related to stores closed in the second quarter of fiscal 2003. The loss in fiscal 2003 was due primarily to the charge associated with the closure of those stores.

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

                                                           Percentage of Total Revenues        Percentage Change
----------------------------------------------------------------------------------------------------------------
Twenty-six weeks ended                                   July 31, 2004        Aug. 2, 2003       Fiscal 2004 vs.
                                                         (Fiscal 2004)       (Fiscal 2003)        Fiscal 2003
----------------------------------------------------------------------------------------------------------------
Merchandise Sales                                              81.9%               80.8%                 10.1 %
Service Revenue (1)                                            18.1                19.2                   2.7
----------------------------------------------------------------------------------------------------------------
Total Revenues                                                100.0               100.0                   8.7
----------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales (2)                                 70.8 (3)            73.9 (3)               5.9
Costs of Service Revenue (2)                                   75.8 (3)            76.5 (3)               2.3
----------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                        71.7                74.4                   5.2
----------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                            29.2 (3)            26.1 (3)              21.9
Gross Profit from Service Revenue                              24.2 (3)            23.5 (3)               3.8
----------------------------------------------------------------------------------------------------------------
Total Gross Profit                                             28.3                25.6                  18.7
----------------------------------------------------------------------------------------------------------------
Selling, General and Administrative
Expenses                                                       23.0                27.3                  (8.4)
----------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                         5.3                (1.7)                515.6
Non-operating Income                                            0.1                 0.2                 (44.1)
Interest Expense                                                1.5                 1.9                 (15.8)
----------------------------------------------------------------------------------------------------------------
Earnings (Loss) from Continuing Operations
Before Income Taxes and Cumulative Effect
of Change in Accounting Principle                               3.9                (3.4)                236.8

Income Tax (Benefit) Expense                                   37.0 (4)            37.0 (4)             236.8
----------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) from Continuing
 Operations and Cumulative Effect of
 Change in Accounting Principle                                 2.4                (2.1)                236.8

Discontinued Operations, Net of Tax                            (0.1)               (1.9)                 93.8

Cumulative Effect of Change in
 Accounting Principle, Net of Tax                               0.0                (0.2)                100.0

Net Earnings (Loss)                                             2.3                (4.2)                159.7
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

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 29.2% in fiscal 2004 from 26.1% in fiscal 2003. This was a 21.9% or $51,533,000 increase from the prior year. This increase, as a percentage of merchandise sales, was due primarily to an increase in merchandise margins and a decrease in store occupancy costs offset, in part, by an increase in warehousing costs. The increase in merchandise margins was primarily due to the impact of a $24,580,000 inventory write-down made in the second quarter of fiscal 2003 associated with the corporate restructuring. The decrease in store occupancy costs, as a percentage of merchandise sales, was due to the impact of a charge made in 2003 for an asset impairment of $2,121,000 coupled with lower rent, utilities and building maintenance expenses, as a percentage of merchandise sales. The increase in warehousing costs, as a percentage of merchandise sales, was a result of increased hauling and public storage costs.

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

Results from discontinued operations for 2004 was a loss of $1,383,000 (net of tax) compared to a loss of $20,219,000 (net of tax) in 2003. The change was due primarily to the discontinued stores being in operation through the second quarter of 2003. The loss in 2004 is primarily related to changes in estimated market values of assets held for disposal and lease and maintenance costs related to stores closed in the second quarter of 2003. The loss in fiscal 2003 was due primarily to the charge associated with the closure of those stores.

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

                                                                    Thirteen weeks ended            Twenty-six weeks ended
                                                                 ----------------------------   -----------------------------
                                                                 July 31, 2004  Aug. 31, 2003   July 31, 2004   Aug. 31, 2003
                                                                 -------------  -------------   -------------   -------------
(Dollar amounts in thousands)                                        Amount         Amount         Amount           Amount
-----------------------------------------------------------------------------------------------------------------------------

Retail Revenues                                                    $ 359,612      $ 307,955     $   696,661     $   594,308
Service Center Revenues                                              233,814        248,075         462,898         472,632
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                                     $ 593,426      $ 556,030     $ 1,159,559     $ 1,066,940
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Retail Revenues (1)                              $  99,035      $  63,964     $   196,214     $   140,040
Gross Profit from Service Center Revenues (1)                         66,441         65,350         131,470         133,405
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                                 $ 165,476      $ 129,314     $   327,684     $   273,445
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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, risk participation agreements and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to "Critical Accounting Policies and Estimates" as reported in the Company's Form 10-K/A for the year ended
January 31, 2004, which disclosures are hereby incorporated by reference.


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