Form 10-Q/A
period 2004-10-30
PEP BOYS MANNY MOE & JACK
filed 2005-03-03
CIK 77449

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

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004, initially filed with the Securities and Exchange Commission (the SEC) on December 9, 2004
(the Original Filing), is being filed to reflect misstatements of (i) the Company's consolidated balance sheets at October 30, 2004 and January 31, 2004 and (ii) the Company's consolidated statements of operations, stockholders' equity and cash flows for the quarters ended October 30, 2004 and November 3, 2003, and the notes related thereto. For a more detailed description of these restatements, see Note 2, "Restatement of Financial Statements" to the accompanying consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I and Exhibit 12 of Item 6 of Part II of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of
Part II of the Original Filing has been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as exhibits 23, 31.1, 31.2, 32.1 and 32.2 respectively.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our amended Quarterly Report on Form 10-Q/A for the quarterly periods ended May 1, 2004 and July 31, 2004 which are being filed concurrently with the filing of this Form 10-Q/A and any reports filed with the SEC subsequent to the date of this filing.

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

            Consolidated Balance Sheets - (As Restated)
            October 30, 2004 and January 31, 2004                  3

            Consolidated Statements of Operations -
            (As Restated) Thirteen and Thirty-nine weeks
            ended October 30, 2004 and November 1, 2003            4

            Consolidated Statements of Cash Flows -
            (As Restated) Thirty-nine weeks ended
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

                                                                     Oct. 30, 2004      Jan. 31, 2004*
------------------------------------------------------------------------------------------------------
ASSETS
 Current Assets:
   Cash and cash equivalents                                          $   35,185          $   60,984
   Accounts receivable, net                                               40,827              30,562
   Merchandise inventories                                               611,645             553,562
   Prepaid expenses                                                       25,049              39,480
   Deferred income taxes                                                       -              20,826
   Other                                                                 118,331              81,096
   Assets held for disposal                                                2,185              16,929
------------------------------------------------------------------------------------------------------
      Total Current Assets                                               833,222             803,439
------------------------------------------------------------------------------------------------------
 Property and Equipment-at cost:
   Land                                                                  263,201             263,907
   Buildings and improvements                                            909,752             899,114
   Furniture, fixtures and equipment                                     606,183             586,607
   Construction in progress                                               31,101              12,800
------------------------------------------------------------------------------------------------------
                                                                       1,810,237           1,762,428
   Less accumulated depreciation and amortization                        892,075             839,219
------------------------------------------------------------------------------------------------------
      Property and Equipment - Net                                       918,162             923,209
------------------------------------------------------------------------------------------------------
 Other                                                                    51,769              51,398
------------------------------------------------------------------------------------------------------
      Total Assets                                                    $1,803,153          $1,778,046
------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                                   $  307,921          $  342,584
   Accrued expenses                                                      246,707             267,565
   Current deferred taxes                                                 20,164                   -
   Current maturities of long-term debt and obligations
     under capital leases                                                147,171             117,063
------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                          721,963             727,212
------------------------------------------------------------------------------------------------------
 Long-term debt and obligations under capital leases,
   less current maturities                                               180,253             258,016
 Convertible long-term debt                                              150,000             150,000
 Other long-term liabilities                                              38,016              39,201
 Deferred income taxes                                                    40,972              29,976
 Deferred gain on sale leaseback                                              53               3,907
 Commitments and Contingencies
 Stockholders' Equity:
   Common Stock, par value $1 per share:
     Authorized 500,000,000 shares; Issued  68,557,041
      and 63,910,577 shares                                               68,557              63,911
   Additional paid-in capital                                            284,660             177,317
   Retained earnings                                                     551,247             531,933
   Common stock subscriptions receivable                                     (82)                  -
   Accumulated other comprehensive loss                                     (284)                (15)
------------------------------------------------------------------------------------------------------
                                                                         904,098             773,146

 Less cost of shares in treasury - 11,319,985 shares
  and 8,928,159 shares                                                   172,938             144,148
 Less cost of shares in benefits trust - 2,195,270 shares                 59,264              59,264
------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                         671,896             569,734
------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                      $1,803,153          $1,778,046
------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

* Taken from the restated audited financial statements as of January 31, 2004 as filed on Form 10-K/A.

                                      3


                          THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS  - (As Restated, See Note 2)
                       (dollar amounts in thousands, except per share amounts)
                                              UNAUDITED

                                             Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                          ---------------------------    -----------------------------
                                         Oct. 30, 2004   Nov. 1, 2003    Oct. 30, 2004    Nov. 1, 2003
                                         -------------   ------------    --------------   ------------
                                             Amount         Amount            Amount         Amount
------------------------------------------------------------------------------------------------------
Merchandise Sales                         $ 456,814      $ 435,055        $ 1,406,411    $ 1,297,472
Service Revenue                             102,384        102,636            312,346        307,159
------------------------------------------------------------------------------------------------------
Total Revenues                              559,198        537,691          1,718,757      1,604,631
------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                  329,458        303,019          1,002,081        939,995
Costs of Service Revenue                     79,557         76,769            238,809        233,288
------------------------------------------------------------------------------------------------------
Total Costs of Revenues                     409,015        379,788          1,240,890      1,173,283
------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales         127,356        132,036            404,330        357,477
Gross Profit from Service Revenue            22,827         25,867             73,537         73,871
------------------------------------------------------------------------------------------------------
Total Gross Profit                          150,183        157,903            477,867        431,348
------------------------------------------------------------------------------------------------------
Selling, General and Administrative
 Expenses                                   132,524        130,034            398,780        420,860
------------------------------------------------------------------------------------------------------
Operating Profit                             17,659         27,869             79,087         10,488
Non-operating Income                          1,089            786              2,151          2,687
Interest Expense                              8,056          8,959             25,154         29,263
------------------------------------------------------------------------------------------------------
Earnings (Loss) From Continuing
 Operations Before Income Taxes and
 Cumulative Effect of Change in
 Accounting Principle                        10,692         19,696             56,084        (16,088)

Income Tax Expense (Benefit)                  3,956          7,280             20,751         (5,958)
------------------------------------------------------------------------------------------------------
Net Earnings (Loss) from Continuing
 Operations Before Cumulative Effect of
 Change in Accounting Principle               6,736         12,416             35,333        (10,130)

Discontinued Operations, Net of Tax            (236)         1,294             (1,619)       (18,925)

Cumulative Effect of Change in
 Accounting Principle, Net of Tax                 -              -                  -         (2,484)
------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                           6,500         13,710             33,714        (31,539)
Retained Earnings, beginning of period      549,133        527,640            531,933        586,735
Cash Dividends                               (3,925)        (3,550)           (11,738)       (10,528)
Effect of Stock Options                        (389)        (2,035)            (2,590)        (8,583)
Dividend Reinvestment Plan                      (72)              -               (72)          (320)
------------------------------------------------------------------------------------------------------
Retained Earnings, end of period          $ 551,247      $ 535,765        $   551,247    $   535,765
------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share:
  Net Earnings (Loss) From Continuing
   Operations Before Cumulative Effect
   of Change in Accounting Principle      $    0.12      $    0.24        $      0.62    $     (0.20)

  Discontinued Operations, Net of Tax         (0.01)          0.02              (0.03)         (0.36)

  Cumulative Effect of Change in
    Accounting Principle, Net of Tax              -              -                  -          (0.05)
------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share           $    0.11      $    0.26        $      0.59    $     (0.61)
------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share:
  Net Earnings (Loss) From Continuing
   Operations Before Cumulative Effect
   of Change in Accounting Principle      $    0.12      $    0.22        $      0.59    $     (0.20)

  Discontinued Operations, Net of Tax         (0.01)          0.02              (0.02)         (0.36)

  Cumulative Effect of Change in
    Accounting Principle, Net of Tax              -              -                  -          (0.05)
------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share         $    0.11      $    0.24        $      0.57    $     (0.61)
------------------------------------------------------------------------------------------------------
Cash Dividends Per Share                  $   .0675      $   .0675        $    0.2025    $    0.2025
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



Thirty-nine Weeks Ended                                                       Oct. 30, 2004        Nov. 1, 2003
----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net earnings (loss)                                                       $   33,714            $ (31,539)
     Net loss from discontinued operations                                         (1,619)             (18,925)
----------------------------------------------------------------------------------------------------------------
     Net earnings (loss) from continuing operations                                35,333              (12,614)
     Adjustments to Reconcile Net Earnings (Loss) From Continuing
       Operations to Net Cash Provided by Continuing Operations:
        Cumulative effect of change
         in accounting principle, net of tax                                            -                2,484
        Depreciation and amortization                                              56,473               58,479
        Accretion of asset disposal obligation                                        105                  140
        Stock compensation expense                                                    996                    -
        Deferred income taxes                                                      52,572              (36,527)
        Deferred gain on sale lease back                                             (125)                 (32)
        Loss on asset impairment                                                        -                1,371
        Loss from sales of assets                                                     358                  633
     Changes in Operating Assets and Liabilities:
        (Increase) decrease in accounts receivable,
          prepaid expenses and other                                              (31,133)              17,485
         Increase in merchandise inventories                                      (58,083)             (43,994)
        (Decrease) increase in accounts payable                                   (27,447)              98,385
        (Decrease) increase in accrued expenses                                   (21,347)              28,965
        (Decrease) increase in other long-term liabilities                         (1,185)               2,046
----------------------------------------------------------------------------------------------------------------
     Net cash provided by continuing operations                                     6,517              116,821
     Net cash (used in) provided by discontinued operations                        (2,242)                (459)
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                           4,275              116,362
----------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
     Capital expenditures                                                         (52,631)             (32,679)
     Proceeds from sales of assets                                                  1,472                2,216
     Proceeds from sales of assets held for disposal                               11,859                1,146
----------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                             (39,300)             (29,317)
----------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net borrowings under line of credit agreements                                35,669                  140
     Repayments of short-term borrowings                                           (7,216)                   -
     Reduction of long-term debt                                                  (84,431)             (92,930)
     Other                                                                           (306)                (578)
     Dividends paid                                                               (11,738)             (10,528)
     Repurchase of common stock                                                   (38,900)                   -
     Proceeds from issuance of common stock                                       108,854                    -
     Proceeds from exercise of stock options                                        6,385                7,011
     Proceeds from dividend reinvestment plan                                         909                  907
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                                 9,226              (95,978)
----------------------------------------------------------------------------------------------------------------
Net Decrease in Cash                                                              (25,799)              (8,933)
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period                                   60,984               42,770
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                      $  35,185            $  33,837
----------------------------------------------------------------------------------------------------------------

Non-cash financing activities:
     Equipment Capital Leases                                                   $   1,413            $       -
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


NOTE 2. Restatement of Financial Statements

Subsequent to the issuance of the Company's issuance of the Company's fiscal 2003 financial statements, the Company's management reviewed its lease-related accounting policies and determined to correct its computation of depreciation, straight-line rent expense and the related deferred rent liability. As a result, on January 30, 2005, the Company's Board of Directors, including the Company's Audit Committee, concluded to restate the Company's financial statements for the three year period ended January 31, 2004 and for the first three quarters of fiscal 2004 (the "Restatement").

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

The primary effect of the corrections will be to accelerate the depreciation of leasehold improvements of leased properties where the initial lease term is shorter than the estimated useful economic life of those assets and rental expense on properties we occupied before payment of rents was required.
The cumulative effect of the restatement through fiscal quarter ended
October 30, 2004 is an increase in other current assets of $1,990,000, an increase in accumulated depreciation of $69,058,000, an increase in deferred rent liability of $9,695,000 and a decrease in deferred income tax liability of $27,516,000. As a result, retained earnings at the end of fiscal quarter ended October 30, 2004 decreased by $49,247,000. Depreciation expense from continuing operations increased by $6,107,000 and $5,921,000 for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively. Rent expense from continuing operations decreased by $705,000 and $989,000 for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively. The restatement decreased reported diluted earnings per share by $0.05 and increased diluted loss per share by $0.02 for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively. The cumulative effect of the Restatement for all years prior to fiscal 2001 was $34,812,000, which was recorded as an adjustment to opening stockholders' equity at February 2, 2002 in the Company's restated Annual Report as of January 31, 2004 on Form 10-K/A. The restatement did not have any impact on the Company's previously reported cash flows, sales or comparable sales or on the Company's compliance with any covenant under the Company's line of credit facility or other debt instruments.

The consolidated financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described above. The Restatement has been set forth, for the periods presented, in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 which we are filing concurrently with this Form 10-Q/A.

The following is a summary of the impact of the Restatement on (i) the Company's consolidated balance sheets at October 30, 2004 and January 31, 2004 and (ii) the Company's consolidated statements of operations for the fiscal quarters ended October 30, 2004 and November 1, 2003. We have not presented a summary of the impact of the Restatement on the consolidated statements of cash flows for any of the above-referenced fiscal years because the net impact for each such fiscal year is zero.


(dollar amounts in thousands)                                        As Previously
October 30, 2004                                                        Reported        Adjustments    As Restated
-------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet
    Other                                                         $    116,342        $    1,989      $    118,331
    Total Current Assets                                               831,233             1,989           833,222
    Accumulated depreciation and amortization                          823,017            69,058           892,075
    Property and equipment, net                                        987,220           (69,059)          918,162
    Total Assets                                                     1,870,222           (67,069)        1,803,153
    Other long-term liabilities                                         28,321             9,695            38,016
    Deferred income taxes                                               68,488           (27,516)           40,972
    Retained earnings                                                  600,495           (49,247)          551,248
    Total Stockholders'Equity                                          721,144           (49,247)          671,897
    Total Liabilities and Stockholders' Equity                       1,870,222           (67,069)        1,803,153


                                                                    As Previously
January 31, 2004                                                       Reported          Adjustments     As Restated
--------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet
    Accumulated depreciation and amortization                     $    776,242        $   62,977      $    839,219
    Property and equipment, net                                        986,186           (62,977)          923,209
    Total Assets                                                     1,841,023           (62,977)        1,778,046
    Other long-term liabilities                                         28,802            10,399            39,201
    Deferred income taxes                                               57,492           (27,516)           29,976
    Retained earnings                                                  577,793           (45,860)          531,933
    Total Stockholders'Equity                                          615,594           (45,860)          569,734
    Total Liabilities and Stockholders' Equity                       1,841,023           (62,977)        1,778,046


                                                                    As Previously
Thirteen weeks ended October 30, 2004                                  Reported          Adjustments    As Restated
--------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Earnings

    Costs of Merchandise Sales                                     $  328,088       $     1,370       $   329,458
    Costs of Service Revenue                                           79,109               448            79,557
    Total Costs of Revenue                                            407,197             1,818           409,015
    Gross Profit from Merchandise Sales                               128,726            (1,370)          127,356
    Gross Profit from Service Revenue                                  23,275              (448)           22,827
    Total Gross Profit                                                152,001            (1,818)          150,183
    Operating Profit                                                   19,477            (1,818)           17,659
    Earnings (Loss)from Continuing Operations Before Income
      Taxes and Cumulative Effect of Change in Accounting
      Principle                                                        12,510            (1,818)           10,692
    Income Tax Expense (Benefit)                                        4,629              (673)            3,956
    Net Earnings (Loss)from Continuing Operations Before
      Cumulative Effect of Change in Accounting Principle               7,881            (1,145)            6,736
    Discontinued Operations, Net of Tax                                  (236)                -              (236)
    Net Earnings (Loss)                                                 7,645            (1,145)            6,500
    Basic Earnings (Loss) Per Share:
    Net Earnings (Loss) from Continuing Operations Before
      Cumulative Effect of Change in Accounting Principle                0.14             (0.02)             0.12
    Discontinued Operations, Net of Tax                                 (0.01)                -             (0.01)
    Basic Earnings (Loss) Per Share                                      0.13             (0.02)             0.11

    Diluted Earnings (Loss) Per Share:
    Net Earnings (Loss) from Continuing Operations Before Cumulative
      Effect of Change in Accounting Principle                           0.14             (0.02)             0.12
    Discontinued Operations, Net of Tax                                 (0.01)                -             (0.01)
    Diluted Earnings (Loss) Per Share                                    0.13             (0.02)             0.11


                                                                    As Previously
Thirty-nine weeks ended October 30, 2004                               Reported         Adjustments     As Restated
--------------------------------------------------------------------------------------------------------------------

Consolidated Statement of Earnings

    Costs of Merchandise Sales                                     $  998,036       $     4,045       $ 1,002,081
    Costs of Service Revenue                                          237,476             1,333           238,809
    Total Costs of revenue                                          1,235,512             5,378         1,240,890
    Gross Profit from Merchandise Sales                               408,375            (4,045)          404,330
    Gross Profit from Service Revenue                                  74,870            (1,333)           73,537
    Total Gross Profit                                                483,245            (5,378)          477,867
    Operating Profit                                                   84,465            (5,378)           79,087
    Earnings (Loss) from Continuing Operations Before Income
      Taxes and Cumulative Effect of Change in Accounting
      Principle                                                        61,462            (5,378)           56,084
    Income Tax Expense (Benefit)                                       22,741            (1,990)           20,751
    Net Earnings (Loss) from Continuing Operations Before
      Cumulative Effect of Change in Accounting Principle              38,721            (3,388)           35,333
    Discontinued Operations, Net of Tax                                (1,619)                -            (1,619)
    Net Earnings (Loss)                                                37,102            (3,388)           33,714
    Basic Earnings Per Share:
    Net Earnings (Loss) from Continuing Operations Before
      Cumulative Effect of Change in Accounting Principle                0.68            (0.06)              0.62
    Discontinued Operations, Net of Tax                                 (0.03)               -              (0.03)
    Basic Earnings (Loss) Per Share                                      0.65            (0.06)              0.59

    Diluted Earnings (Loss) Per Share:
    Net Earnings (Loss) from Continuing Operations Before Cumulative
      Effect of Change in Accounting Principle                           0.64            (0.05)              0.59
    Discontinued Operations, Net of Tax                                 (0.02)               -              (0.02)
    Diluted Earnings (Loss) Per Share                                    0.62            (0.05)              0.57


                                                                   As Previously
Thirteen weeks ended November 1, 2003                                 Reported         Adjustments     As Restated
--------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Earnings

    Costs of Merchandise Sales                                     $  301,871        $   1,148        $   303,019
    Costs of Service Revenue                                           76,333              436             76,769
    Total Costs of revenue                                            378,204            1,584            379,788
    Gross Profit from Merchandise Sales                               133,184           (1,148)           132,036
    Gross Profit from Service Revenue                                  26,303             (436)            25,867
    Total Gross Profit                                                159,487           (1,584)           157,903
    Operating Profit                                                   29,453           (1,584)            27,869
    Earnings (Loss) from Continuing Operations Before Income
      Taxes and Cumulative Effect of Change in Accounting
      Principle                                                        21,280           (1,584)            19,696
    Income Tax Expense (Benefit)                                        7,874             (594)             7,280
    Net Earnings (Loss) from Continuing Operations Before
      Cumulative Effect of Change in Accounting Principle              13,406             (990)            12,416
    Discontinued Operations, Net of Tax                                 1,294                -              1,294
    Net Earnings (Loss)                                                14,700             (990)            13,710
    Basic Earnings (Loss) Per Share:
    Net Earnings (Loss) from Continuing Operations Before
      Cumulative Effect of Change in Accounting Principle                0.26            (0.02)              0.24
    Discontinued Operations, Net of Tax                                  0.02                -               0.02
    Basic Earnings (Loss) Per Share                                      0.28            (0.02)              0.26

    Diluted Earnings (Loss) Per Share:
    Net Earnings (Loss) from Continuing Operations Before Cumulative
      Effect of Change in Accounting Principle                           0.24            (0.02)              0.22
    Discontinued Operations, Net of Tax                                  0.02                -               0.02
    Diluted Earnings (Loss) Per Share                                    0.26            (0.02)              0.24


                                                                   As Previously
Thirty-nine weeks ended November 1, 2003                              Reported         Adjustments     As Restated
--------------------------------------------------------------------------------------------------------------------

Consolidated Statement of Earnings

    Costs of Merchandise Sales                                     $  937,114       $    2,881        $   939,995
    Costs of Service Revenue                                          231,986            1,302            233,288
    Total Costs of revenue                                          1,169,100            4,183          1,173,283
    Gross Profit from Merchandise Sales                               360,358           (2,881)           357,477
    Gross Profit from Service Revenue                                  75,173           (1,302)            73,871
    Total Gross Profit                                                435,531           (4,183)           431,348
    Operating Profit                                                   14,671           (4,183)            10,488
    Loss from Continuing Operations Before Income
      Taxes and Cumulative Effect of Change in Accounting
      Principle                                                       (11,905)          (4,183)           (16,088)
    Income Tax Benefit                                                 (4,405)          (1,553)            (5,958)
    Net Loss from Continuing Operations Before
      Cumulative Effect of Change in Accounting Principle              (7,500)          (2,630)           (10,130)
    Discontinued Operations, Net of Tax                               (20,914)           1,989            (18,925)
    Net Loss                                                          (30,898)            (641)           (31,539)
    Basic Loss Per Share:
    Net Loss from Continuing Operations Before
      Cumulative Effect of Change in Accounting Principle               (0.14)           (0.06)             (0.20)
    Discontinued Operations, Net of Tax                                 (0.40)            0.04              (0.36)
    Cumulative Effect of Change in Accounting Principle                 (0.05)               -              (0.05)
    Basic Loss Per Share                                                (0.59)           (0.02)             (0.61)

    Diluted Loss Per Share:
    Net Loss from Continuing Operations Before Cumulative
      Effect of Change in Accounting Principle                          (0.14)           (0.06)             (0.20)
    Discontinued Operations, Net of Tax                                 (0.40)            0.04              (0.36)
    Diluted Loss Per Share                                              (0.59)           (0.02)             (0.61)


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


(dollar amounts in thousands,
 except per share amounts)
                                                    Thirteen weeks ended                    Thirty-nine weeks ended
                                              -----------------------------------   ------------------------------------
                                              October 30, 2004   November 1, 2003    October 30, 2004  November 1, 2003
------------------------------------------------------------------------------------------------------------------------
Net earnings (loss):

    As reported                                       $  6,500          $ 13,710          $  33,714         $ (31,539)

      Add:   Stock compensation expense,
             net of tax                                     94                 -                628                 -

      Less:  Total stock-based compensation
             expense determined under fair
             value-based method, net of tax               (734)             (675)            (2,805)           (2,122)
------------------------------------------------------------------------------------------------------------------------
    Pro forma                                         $  5,860          $ 13,035          $  31,537         $ (33,661)
------------------------------------------------------------------------------------------------------------------------

Net earnings (loss) per share:

Basic:

    As reported                                       $    .11          $    .26          $     .59         $    (.61)
    Pro forma                                         $    .10          $    .25          $     .56         $    (.65)
------------------------------------------------------------------------------------------------------------------------

Diluted:

    As reported                                       $    .11          $    .24          $     .57         $    (.61)
    Pro forma                                         $    .10          $    .23          $     .53         $    (.65)
------------------------------------------------------------------------------------------------------------------------

                                        10

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
---------------------------------------------------------------------

NOTE 7. Other Current Assets

The Company's other current assets for the periods ending October 30, 2004 and January 31, 2004 were as follows:

(dollar amounts in thousands)          Oct. 30, 2004    Jan. 31, 2004
---------------------------------------------------------------------

Reinsurance premiums receivable          $  65,268        $  67,326
Income taxes receivable                     52,678           13,517
Other                                          385              253
---------------------------------------------------------------------
Total                                    $ 118,331        $  81,096
---------------------------------------------------------------------

The increase in income taxes receivable is a result of the cumulative effect of the election of alternative tax accounting methods.


NOTE 8. Restructuring

Building upon the Profit Enhancement Plan launched in October 2000, the
Company conducted a comprehensive review of its operations including individual store performance, the entire management infrastructure and its merchandise and service offerings. On July 31, 2003, the Company announced several initiatives aimed at realigning its business and continuing to improve upon the Company's profitability. These actions, including the disposal and sublease of the closed properties, were substantially completed by October 30, 2004 with costs of approximately $66,752,000. The Company is accounting for these initiatives in accordance with the provisions of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

NOTE 11. Net Earnings Per Share

                                  THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
                                 COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
                                       (in thousands, except per share amounts)
                                                       UNAUDITED


                                                                Thirteen weeks ended                Thirty-nine weeks ended
                                                        -----------------------------------    ----------------------------------
                                                         Oct. 30, 2004        Nov. 1, 2003      Oct. 30, 2004        Nov. 1, 2003
                                                        --------------      ---------------    --------------        ------------
(a)  Net earnings (loss) from continuing operations
       before cumulative effect of change in
       accounting principle                                  $   6,736            $ 12,416       $     35,333         $  (10,130)

     Adjustment for interest on convertible senior
       notes, net of income tax effect                               -               1,001              3,004                  -
---------------------------------------------------------------------------------------------------------------------------------
(b)  Adjusted net earnings (loss) from continuing
       operations before cumulative effect
       of change in accounting principle                     $   6,736            $ 13,417       $     38,337         $  (10,130)
---------------------------------------------------------------------------------------------------------------------------------

(c)  Average number of common shares outstanding
       during period                                            57,574              52,537             56,798             52,002

     Common shares assumed issued upon conversion of
       convertible senior notes                                      -               6,697              6,697                  -

     Common shares assumed issued upon exercise
       of dilutive stock options, net of assumed
       repurchase, at the average market price                     752               1,176              1,482                  -
---------------------------------------------------------------------------------------------------------------------------------
(d)  Average number of common shares assumed
       outstanding during period                                58,326              60,410             64,977             52,002
---------------------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share:

     Net Earnings (Loss) From Continuing Operations
       Before Cumulative Effect of Change in
       Accounting Principle (a/c)                            $    0.12            $   0.24       $       0.62           $  (0.20)

     Discontinued Operations, Net of Tax                         (0.01)               0.02              (0.03)             (0.36)

     Cumulative Effect of Change in
       Accounting Principle, Net of Tax                              -                   -                  -              (0.05)
---------------------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share                              $    0.11            $   0.26       $       0.59           $  (0.61)
---------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss)Per share:

     Net Earnings (Loss) From Continuing Operations
       Before Cumulative Effect of Change in
       Accounting Principle (b/d)                            $    0.12            $   0.22       $       0.59           $  (0.20)

     Discontinued Operations, Net of Tax                         (0.01)               0.02              (0.02)             (0.36)

     Cumulative Effect of Change in
       Accounting Principle, Net of Tax                              -                   -                  -              (0.05)
---------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share                            $    0.11            $   0.24       $       0.57          $   (0.61)
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

NOTE 13.  Debt and Financing Arrangements

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


CONSOLIDATING BALANCE SHEET
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
October 30, 2004                                        Pep Boys    Guarantors   Subsidiaries      Elimination  Consolidated
-----------------------------------------------------------------------------------------------------------------------------


ASSETS
 Current Assets:
   Cash and cash equivalents                         $    17,714   $     8,193    $     9,278    $           -   $    35,185
   Accounts receivable, net                               21,006        19,821              -                -        40,827
   Merchandise inventories                               208,504       403,141              -                -       611,645
   Prepaid expenses                                       19,187        12,270          3,431           (9,839)       25,049
   Other                                                  58,842         8,897         50,592                -       118,331
   Assets held for disposal                                1,520           665              -                -         2,185
-----------------------------------------------------------------------------------------------------------------------------
      Total Current Assets                               326,773       452,987         63,301           (9,839)      833,222
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost:
  Land                                                    87,407       175,794              -                -       263,201
  Buildings and improvements                             312,475       597,277              -                -       909,752
  Furniture, fixtures and equipment                      290,859       315,324              -                -       606,183
  Construction in progress                                31,043            58              -                -        31,101
-----------------------------------------------------------------------------------------------------------------------------
                                                         721,784     1,088,453              -                -     1,810,237
  Less accumulated depreciation and amortization         383,355       508,720              -                -       892,075
-----------------------------------------------------------------------------------------------------------------------------
     Property and Equipment - Net                        338,429       579,733              -                -       918,162
-----------------------------------------------------------------------------------------------------------------------------
Investment in subsidiaries                             1,497,634             -      1,221,662       (2,719,296)            -

Intercompany receivable                                        -       533,714        353,909         (887,623)            -

Other                                                     48,380         3,389              -                -        51,769
-----------------------------------------------------------------------------------------------------------------------------
     Total Assets                                    $ 2,211,216   $ 1,569,823    $ 1,638,872    $  (3,616,758)  $ 1,803,153
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                  $   307,912   $         9    $         -    $           -   $   307,921
   Accrued expenses                                      (13,763)      139,485        130,824           (9,839)      246,707
   Current deferred taxes                                  5,401        19,315         (4,552)                        20,164
   Current maturities of long-term debt and
    obligations under capital leases                     147,171             -              -                -       147,171
-----------------------------------------------------------------------------------------------------------------------------
      Total Current Liabilities                          446,721       158,809        126,272           (9,839)      721,963
-----------------------------------------------------------------------------------------------------------------------------
 Long-term debt and obligations under capital
  leases, less current maturities                        156,711        23,542              -                -       180,253
 Convertible long-term debt                              150,000             -              -                -       150,000
 Other long-term liabilities                              11,261        26,755              -                -        38,016
 Intercompany liabilities                                746,014       141,609              -         (887,623)            -
 Deferred income taxes                                    28,596        12,376              -                -        40,972
 Deferred gain on sale leaseback                              17            36              -                -            53
 Stockholders' Equity:
   Common stock                                           68,557         1,501            101           (1,602)       68,557
   Additional paid-in capital                            284,660       240,359        200,398         (440,757)      284,660
   Retained earnings                                     551,247       964,836      1,312,101       (2,276,937)      551,247
   Common stock subscriptions receivable                     (82)            -              -                -           (82)
   Accumulated other comprehensive loss                     (284)            -              -                -          (284)
-----------------------------------------------------------------------------------------------------------------------------
                                                         904,098     1,206,696      1,512,600       (2,719,296)      904,098

 Less:
 Cost of shares in treasury                              172,938             -              -                -       172,938
 Cost of shares in benefits trust                         59,264             -              -                -        59,264
-----------------------------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                         671,897     1,206,696      1,512,600       (2,719,296)      671,896
-----------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity     $ 2,211,216   $ 1,569,823    $ 1,638,872    $  (3,616,758)  $ 1,803,153
-----------------------------------------------------------------------------------------------------------------------------
                                       17



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
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)
                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirteen weeks ended October 30, 2004                   Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   157,195   $    299,619   $          -   $          -    $   456,814
Service Revenue                                           35,064         67,320              -              -        102,384
Other Revenue                                                  -              -          7,079         (7,079)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           192,259        366,939          7,079         (7,079)       559,198
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               114,238        215,220              -              -        329,458
Costs of Service Revenue                                  27,008         52,549              -              -         79,557
Costs of Other Revenue                                         -              -          8,101         (8,101)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  141,246        267,769          8,101         (8,101)       409,015
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       42,957         84,399              -              -        127,356
Gross Profit from Service Revenue                          8,056         14,771              -              -         22,827
Gross Loss from Other Revenue                                  -              -         (1,022)         1,022              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                 51,013         99,170         (1,022)         1,022        150,183
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              46,672         84,722            108          1,022        132,524
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                    4,341         14,448         (1,130)             -         17,659
Non-operating (Expense) Income                            (4,418)        14,391         18,140        (27,024)         1,089
Interest Expense                                          14,823          7,342         12,915        (27,024)         8,056
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings From Continuing Operations
  Before Income Taxes                                    (14,900)        21,497          4,095              -         10,692

Income Tax (Benefit) Expense                              (5,513)         7,953          1,516              -          3,956

Equity in Earnings of Subsidiaries                        15,829              -         17,944        (33,773)             -
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings From Continuing Operations                    6,442         13,544         20,523        (33,773)         6,736

Discontinued Operations, Net of Tax                           58           (294)             -              -           (236)

-----------------------------------------------------------------------------------------------------------------------------
Net Earnings                                         $     6,500    $    13,250    $    20,523   $    (33,773)   $     6,500
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)
                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirteen weeks ended November 1, 2003                   Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   149,460    $   285,595     $        -   $          -    $   435,055
Service Revenue                                           35,560         67,076              -              -        102,636
Other Revenue                                                  -              -          6,674         (6,674)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           185,020        352,671          6,674         (6,674)       537,691
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               104,603        198,416              -              -        303,019
Costs of Service Revenue                                  24,711         52,058              -              -         76,769
Costs of Other Revenue                                         -              -          6,608         (6,608)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  129,314        250,474          6,608         (6,608)       379,788
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                       44,857         87,179              -              -        132,036
Gross Profit from Service Revenue                         10,849         15,018              -              -         25,867
Gross Profit from Other Revenue                                -              -             66            (66)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                        55,706        102,197             66            (66)       157,903
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              44,374         85,640             86            (66)       130,034
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                   11,332         16,557            (20)             -         27,869
Non-operating (Expense) Income                            (4,248)        12,107          5,019        (12,092)           786
Interest Expense                                          14,829          6,222              -        (12,092)         8,959
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings From Continuing Operations
  Before Income Taxes                                     (7,745)        22,442          4,999              -         19,696

Income Tax (Benefit) Expense                              (2,868)         8,298          1,850              -          7,280

Equity in Earnings of Subsidiaries                        19,020              -         18,129        (37,149)             -
-----------------------------------------------------------------------------------------------------------------------------
Earnings from Continuing Operations                       14,143         14,144         21,278        (37,149)        12,416

Net (Loss) Earnings from Discontinued
  Operations, Net of Tax                                    (433)         1,727              -              -          1,294
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings                                         $    13,710    $    15,871     $   21,278  $     (37,149)   $    13,710
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirty-nine weeks ended October 30, 2004                Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   486,661   $   919,750    $         -    $          -    $ 1,406,411
Service Revenue                                          108,313       204,033              -               -        312,346
Other Revenue                                                  -             -         21,228         (21,228)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           594,974     1,123,783         21,228         (21,228)     1,718,757
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               350,082       651,999              -               -      1,002,081
Costs of Service Revenue                                  81,496       157,313              -               -        238,809
Costs of Other Revenue                                         -             -         25,591         (25,591)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  431,578       809,312         25,591         (25,591)     1,240,890
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                      136,579       267,751              -               -        404,330
Gross Profit from Service Revenue                         26,817        46,720              -               -         73,537
Gross Loss from Other Revenue                                  -             -         (4,363)          4,363              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                163,396       314,471         (4,363)          4,363        477,867
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses             142,235       251,879            303           4,363        398,780
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                   21,161        62,592         (4,666)              -         79,087
Non-operating (Expense) Income                           (13,783)       39,373         28,334         (51,773)         2,151
Interest Expense                                          44,271        19,741         12,915         (51,773)        25,154
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings From Continuing Operations
  Before Income Taxes                                    (36,893)       82,224         10,753               -         56,084

Income Tax (Benefit) Expense                             (13,651)       30,423          3,979               -         20,751

Equity in Earnings of Subsidiaries                        57,222             -         58,697        (115,919)             -
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings From Continuing
 Operations                                               33,980        51,801         65,471        (115,919)        35,333

Discontinued Operations, Net of Tax                         (266)       (1,353)             -               -         (1,619)
-----------------------------------------------------------------------------------------------------------------------------
Net Earnings                                         $    33,714    $   50,448     $   65,471    $   (115,919)   $    33,714
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)

                                                                                      Non-
                                                                    Subsidiary     guarantor
Thirty-nine weeks ended November 1, 2003                Pep Boys    Guarantors   Subsidiaries     Elimination   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Merchandise Sales                                    $   446,225   $   851,247    $         -    $          -    $ 1,297,472
Service Revenue                                          107,137       200,022              -               -        307,159
Other Revenue                                                  -             -         20,025         (20,025)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           553,362     1,051,269         20,025         (20,025)     1,604,631
-----------------------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales                               325,639       614,356              -               -        939,995
Costs of Service Revenue                                  79,586       153,702              -               -        233,288
Costs of Other Revenue                                         -             -         24,575         (24,575)             -
-----------------------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                  405,225       768,058         24,575         (24,575)     1,173,283
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                      120,586       236,891              -               -        357,477
Gross Profit from Service Revenue                         27,551        46,320              -               -         73,871
Gross Loss from Other Revenue                                  -             -         (4,550)          4,550              -
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit (Loss)                                148,137       283,211         (4,550)          4,550        431,348
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses             128,383       287,686            241           4,550        420,860
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                   19,754        (4,475)        (4,791)              -         10,488
Non-operating (Expense) Income                           (12,836)       36,444         14,834         (35,755)         2,687
Interest Expense                                          47,704        17,314              -         (35,755)        29,263
-----------------------------------------------------------------------------------------------------------------------------
(Loss) Earnings From Continuing Operations
  Before Income Taxes and Cumulative Effect
  of Change in Accounting Principle                      (40,786)       14,655         10,043               -        (16,088)

Income Tax (Benefit) Expense                             (15,054)        5,378          3,718               -         (5,958)

Equity in Earnings of Subsidiaries                        (1,027)            -         16,651         (15,624)             -
-----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings From Continuing
 Operations Before Cumulative Effect of
 Change in Accounting Principle                          (26,759)        9,277         22,976         (15,624)       (10,130)

Net Loss from Discontinued
 Operations, Net of Tax                                   (3,881)      (15,044)             -               -        (18,925)

Cumulative Effect of Change in
 Accounting Principle, Net of Tax                           (899)       (1,585)             -               -         (2,484)
-----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings                                  $   (31,539)   $   (7,352)    $   22,976    $    (15,624)   $   (31,539)
-----------------------------------------------------------------------------------------------------------------------------



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollar amount in thousands)
(unaudited)

                                                                                            Non-
                                                                      Subsidiary       guarantor
Thirty-nine weeks ended October 30, 2004               Pep Boys       Guarantors    Subsidiaries      Elimination   Consolidated
---------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net earnings                                      $   33,714     $      50,446    $     65,471    $    (115,917)   $    33,714
  Net loss from discontinued operations                   (266)           (1,353)              -                -         (1,619)
---------------------------------------------------------------------------------------------------------------------------------
  Net Earnings from Continuing Operations               33,980            51,799          65,471         (115,917)        35,333
  Adjustments to Reconcile Net Earnings from
    Continuing Operations to Net Cash (Used In)
    Provided by Continuing Operations:
     Non-cash operating activities                     (18,963)           71,427         (58,001)         115,916        110,379
     Change in operating assets and
       liabilities                                    (142,478)           11,933          (8,650)               1       (139,194)
---------------------------------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by continuing
     operations                                       (127,461)          135,159          (1,180)               -          6,518
  Net Cash used in discontinued operations                (233)           (2,009)              -                -         (2,242)
---------------------------------------------------------------------------------------------------------------------------------
  Net Cash (Used in) Provided by
     Operating Activities                             (127,694)          133,150          (1,180)               -          4,276

Cash Flows from Investing Activities:
  Net Cash Used in Investing Activities                (26,395)          (12,905)              -                -        (39,300)

Cash Flows from Financing Activities:
  Net Cash Provided by (Used in)
     Financing Activities                              127,874          (121,122)          2,473                -          9,225
---------------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash                        (26,215)             (877)          1,293                -        (25,799)
Cash and Cash Equivalents at Beginning of Period        43,929             9,070           7,985                -         60,984
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period           $  17,714     $       8,193    $      9,278    $           -    $    35,185
---------------------------------------------------------------------------------------------------------------------------------





CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollar amount in thousands)
(unaudited)

                                                                                            Non-
                                                                      Subsidiary       guarantor
Thirty-nine weeks ended November 1, 2003               Pep Boys       Guarantors    Subsidiaries      Elimination   Consolidated
---------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net (loss) earnings                               $  (31,539)    $      (7,113)   $    22,978    $     (15,865)     $ (31,539)
  Net loss from discontinued operations                 (3,524)          (15,401)             -                -        (18,925)
---------------------------------------------------------------------------------------------------------------------------------
  Net (Loss) Earnings from continuing
   operations                                          (28,015)            8,288         22,978          (15,865)       (12,614)
  Adjustments to Reconcile Net (Loss)
    Earnings from Continuing Operations to
    Net Cash Provided by Continuing Operations:
     Non-cash operating activities                      17,108             7,060        (13,485)          15,865         26,548
     Change in operating assets and
       liabilities                                      57,924            44,010            953                -        102,887
---------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by continuing operations            47,017            59,358         10,446                -        116,821
  Net cash (used in) provided by discontinued
     operations                                            464              (923)             -                -           (459)
---------------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided by Operating Activities             47,481            58,435         10,446                -        116,362

Cash Flows from Investing Activities:
  Net Cash Used in Investing Activities                (22,204)           (7,113)             -                -        (29,317)

Cash Flows from Financing Activities:
  Net Cash Used in Financing Activities                (39,659)          (52,052)        (4,267)               -        (95,978)
---------------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash                        (14,382)             (730)         6,179                -         (8,933)
Cash and Cash Equivalents at Beginning of Period        32,654             9,714            402                -         42,770
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period           $  18,272     $       8,984    $     6,581    $           -    $    33,837
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

NOTE 17. Comprehensive Income

The following are the components of comprehensive income (loss):

                                     Thirteen weeks ended             Thirty-nine weeks ended
                               ---------------------------------   -----------------------------------
(Amounts in thousands)         Oct. 30, 2004        Nov. 1, 2003     Oct. 30, 2004      Nov. 1, 2003
------------------------------------------------------------------------------------------------------

Net earnings (loss)            $       6,500      $      13,710     $      33,714      $      (31,539)

Other comprehensive income
 (loss) net of tax:

  Derivative financial
   instrument adjustments             (1,382)            (1,609)             (269)              2,291
------------------------------------------------------------------------------------------------------

Comprehensive income (loss)    $       5,118      $      12,101     $      33,445      $      (29,248)
------------------------------------------------------------------------------------------------------

The components of accumulated other comprehensive income (loss) are:

                              October 30,    January 31,
                                    2004           2004
                             -----------   -------------
 Derivative financial
 instrument adjustment,
 net of tax                  $    1,120     $    1,389

Minimum pension liability
 adjustment, net of tax          (1,404)        (1,404)
                             -----------   -------------
                             $     (284)    $      (15)
                             -----------   -------------

Note 18. Stock Repurchase Program

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

The primary effect of the corrections will be to accelerate the depreciation of leasehold improvementsof leased properties where the initial lease term is shorter than the estimated useful economic life of those assets and rental expense on properties we occupied before payment of rents was required.
The cumulative effect of the restatement through fiscal quarter ended
October 30, 2004 is an increase in other current assets of $1,989,000, an increase in accumulated depreciation of $69,058,000, an increase in deferred rent liability of $9,695,000 and a decrease in deferred income tax liability of $27,516,000. As a result, retained earnings at the end of fiscal quarter ended October 30, 2004 decreased by $49,248,000. Depreciation expense from continuing operations increased by $6,107,000 and $5,921,000 for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively. Rent expense from continuing operations decreased by $705,000 and $989,000 for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively. The restatement decreased reported diluted earnings per share by $0.05 and increased diluted loss per share by $0.02 for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively. The cumulative effect of the Restatement for all years prior to fiscal 2001 was $34,812,000, which was recorded as an adjustment to opening stockholders' equity at February 2, 2002 in the Company's restated Annual Report as of January 31, 2004 on Form 10-K/A. The restatement did not have any impact on the Company's previously reported cash flows, sales or comparable sales or on the Company's compliance with any covenant under the Company's line of credit facility or other debt instruments.

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

Working Capital increased from $76,227,000 at January 31, 2004 to $111,259,000 at October 30, 2004. At October 30, 2004, we had stockholders' equity of $671,896,000 and long-term debt, net of current maturities, of $330,253,000. Our long-term debt was 33% of our total capitalization at October 30, 2004 and 42% at January 31, 2004. As of October 30, 2004, we had an available line of credit totaling $150,171,000.

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

RESTRUCTURING
-------------
Building upon the Profit Enhancement Plan launched in October 2000, we conducted a comprehensive review of our operations including individual store performance, the entire management infrastructure and our merchandise and service offerings. On July 31, 2003, we announced several initiatives aimed at realigning our business and continuing to improve upon our profitability. These actions, including the disposal and sublease of the properties, were substantially completed by October 30, 2004 and costs were approximately $66,752,000. We are accounting for these initiatives in accordance with the provisions of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

                                 27

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

                                                           Percentage of Total Revenues        Percentage Change
----------------------------------------------------------------------------------------------------------------
Thirteen weeks ended                                     Oct. 30, 2004        Nov. 1, 2003       Fiscal 2004 vs.
                                                         (Fiscal 2004)       (Fiscal 2003)        Fiscal 2003
----------------------------------------------------------------------------------------------------------------
Merchandise Sales                                              81.7%               80.9%                  5.0 %
Service Revenue (1)                                            18.3                19.1                  (0.2)
----------------------------------------------------------------------------------------------------------------
Total Revenues                                                100.0               100.0                   4.0
----------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales (2)                                 72.1 (3)            69.7 (3)               8.7
Costs of Service Revenue (2)                                   77.7 (3)            74.8 (3)               3.6
----------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                        73.1                70.6                   7.7
----------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                            27.9 (3)            30.3 (3)              (3.5)
Gross Profit from Service Revenue                              22.3 (3)            25.2 (3)             (11.8)
----------------------------------------------------------------------------------------------------------------
Total Gross Profit                                             26.9                29.4                  (4.9)
----------------------------------------------------------------------------------------------------------------
Selling, General and Administrative
Expenses                                                       23.7                24.2                   1.9
----------------------------------------------------------------------------------------------------------------
Operating Profit                                                3.2                 5.2                 (36.6)
Non-operating Income                                            0.1                 0.1                  38.5
Interest Expense                                                1.4                 1.6                 (10.1)
----------------------------------------------------------------------------------------------------------------
Earnings from Continuing Operations
Before Income Taxes                                             1.9                 3.7                 (45.7)

Income Tax Expense                                             37.0 (4)            37.0 (4)             (45.7)
----------------------------------------------------------------------------------------------------------------
Net Earnings from Continuing Operations                         1.2                 2.3                 (45.7)

Discontinued Operations, Net of Tax                             0.0                 0.2                (118.2)

Net Earnings                                                    1.2                 2.5                 (52.6)
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

Gross profit from merchandise sales decreased as a percentage of merchandise sales, to 27.9% in fiscal 2004 from 30.3% in fiscal 2003. This was a 3.5% or $4,680,000 decrease from the prior year. This decrease, as a percentage of merchandise sales was due primarily to lower merchandise margins and increased warehousing costs offset, in part, by lower store occupancy costs. The decrease in merchandise margins was primarily due to increased inventory shrinkage and a shift in product mix towards more promotionally priced items. The increase in warehousing costs was due primarily to increased distribution costs. The decrease in store occupancy costs was due primarily to improved cost control.

Gross profit from service revenue decreased, as a percentage of service revenue to 22.3% in fiscal 2004 from 25.2% in fiscal 2003. This was an 11.8% or $3,040,000 decrease from the prior year. This decrease, as a percentage of service revenue, was due primarily to increases in service employee benefits. The increase in employee benefits was due primarily to increased workers' compensation costs.

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

                                                           Percentage of Total Revenues        Percentage Change
----------------------------------------------------------------------------------------------------------------
Thirty-nine weeks ended                                 Oct. 30, 2004        Nov. 1, 2003       Fiscal 2004 vs.
                                                         (Fiscal 2004)       (Fiscal 2003)        Fiscal 2003
----------------------------------------------------------------------------------------------------------------
Merchandise Sales                                              81.8%               80.9%                  8.4 %
Service Revenue (1)                                            18.2                19.1                   1.7
----------------------------------------------------------------------------------------------------------------
Total Revenues                                                100.0               100.0                   7.1
----------------------------------------------------------------------------------------------------------------
Costs of Merchandise Sales (2)                                 71.3 (3)            72.4 (3)               6.6
Costs of Service Revenue (2)                                   76.5 (3)            76.0 (3)               2.4
----------------------------------------------------------------------------------------------------------------
Total Costs of Revenues                                        72.2                73.1                   5.8
----------------------------------------------------------------------------------------------------------------
Gross Profit from Merchandise Sales                            28.7 (3)            27.6 (3)              13.1
Gross Profit from Service Revenue                              23.5 (3)            24.0 (3)              (0.5)
----------------------------------------------------------------------------------------------------------------
Total Gross Profit                                             27.8                26.8                  10.8
----------------------------------------------------------------------------------------------------------------
Selling, General and Administrative
Expenses                                                       23.2                26.2                  (5.2)
----------------------------------------------------------------------------------------------------------------
Operating Profit                                                4.6                 0.6                 654.1
Non-operating Income                                            0.2                 0.2                 (19.9)
Interest Expense                                                1.5                 1.8                 (14.0)
----------------------------------------------------------------------------------------------------------------
Earnings (Loss) from Continuing Operations
Before Income Taxes and Cumulative Effect
of Change in Accounting Principle                               3.3                (1.0)                448.6

Income Tax Expense (Benefit)                                   37.0 (4)            37.0 (4)             448.3
----------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) from Continuing
 Operations and Cumulative Effect of
 Change in Accounting Principle                                 2.1                (0.6)                448.8

Discontinued Operations, Net of Tax                            (0.1)               (1.2)                 91.4

Cumulative Effect of Change in
 Accounting Principle, Net of Tax                               0.0                (0.1)                100.0

Net Earnings (Loss)                                             2.0                (1.9)                206.9
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

Thirty-nine Weeks Ended Oct. 30, 2004 vs.Thirty-nine Weeks Ended Nov. 1, 2003
-----------------------------------------------------------------------------

Total revenues for the first thirty-nine weeks increased 7.1%. This increase was due primarily to an increase in comparable revenues (revenues generated by locations in operation during the same period) of 7.2%. Comparable merchandise sales increased 8.5%, while comparable service revenue increased 1.7%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 28.7% in fiscal 2004 from 27.6% in fiscal 2003. This was a 13.1% or $46,853,000 increase from the prior year. This increase, as a percentage of merchandise sales, was due primarily to an increase in merchandise margins and a decrease in store occupancy costs offset, in part, by an increase in warehousing costs. The increase in merchandise margins was primarily due to the impact of a $24,580,000 inventory write-down made in the second quarter of fiscal 2003 associated with the corporate restructuring. The decrease in store occupancy costs, as a percentage of merchandise sales, was due to the impact of a charge made in 2003 for an asset impairment of $1,371,000 coupled with lower rent, as a percentage of merchandise sales. The increase in warehousing costs, as a percentage of merchandise sales, was a result of increased distribution and storage costs.

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

Results from discontinued operations for 2004 was a loss of $1,619,000
(net of tax) compared to a loss of $18,925,000 (net of tax) in 2003. The change was due primarily to the discontinued stores being in operation through the second quarter of 2003. The loss in 2004 is primarily related to changes in estimated market values of assets held for disposal and lease and maintenance costs related to stores closed in the second quarter of 2003. The loss in fiscal 2003 was due primarily to the charge associated with the closure of those stores.

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

                                                                    Thirteen weeks ended           Thirty-nine weeks ended
                                                                 ----------------------------   -----------------------------
                                                                 Oct. 30, 2004   Nov. 1, 2003   Oct. 30, 2004    Nov. 1, 2003
                                                                 -------------  -------------   -------------   -------------
(Dollar amounts in thousands)                                        Amount         Amount         Amount           Amount
-----------------------------------------------------------------------------------------------------------------------------

Retail Revenues                                                    $ 323,903      $ 293,938     $ 1,020,564     $   888,245
Service Center Revenues                                              235,295        243,753         698,193         716,386
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                                     $ 559,198      $ 537,691     $ 1,718,757     $ 1,604,631
=============================================================================================================================
Gross Profit from Retail Revenues (1)                              $  86,009      $  81,016     $   282,223     $   221,054
Gross Profit from Service Center Revenues (1)                         64,174         76,889         195,644         210,294
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                                 $ 150,183      $ 157,905     $   477,867     $   431,348
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


                                  THE PEP BOYS - MANNY, MOE & JACK
                                  --------------------------------
                                                      (Registrant)

Date:  March 2, 2005                  by: /s/ Harry F. Yanowitz
      -----------------------            --------------------------

                                           Harry F. Yanowitz
                                           Senior Vice President and
                                           Chief Financial Officer

INDEX TO EXHIBITS
-----------------
(31.1)**   Certification of Chief Executive Officer pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002

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