Form 10-K
period 2005-01-29
PEP BOYS MANNY MOE & JACK
filed 2005-04-15
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 29, 2005

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

As of the close of business on July 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,110,925,468.

As of April 2, 2005, there were 55,280,719 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year, for the Company’s Annual Meeting of Shareholders presently scheduled to be held on June 8, 2005 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1	BUSINESS

GENERAL

The Pep Boys—Manny, Moe & Jack and subsidiaries (the “Company”) is a leading automotive retail and service chain. The Company operates in one industry, the automotive aftermarket. The Company is engaged principally in the retail sale of automotive parts, tires and accessories, automotive repairs and maintenance and the installation of parts. The Company’s primary operating unit is its SUPERCENTER format. As of January 29, 2005, the Company operated 595 stores consisting of 584 SUPERCENTERS and one SERVICE & TIRE CENTER, having an aggregate of 6,181 service bays, as well as 10 non-service/non-tire format PEP BOYS EXPRESS stores. The Company operates approximately 12,207,000 gross square feet of retail space, including service bays. The SUPERCENTERS average approximately 20,700 square feet and the 10 PEP BOYS EXPRESS stores average approximately 9,700 square feet. The Company believes that its unique SUPERCENTER format offers the broadest capabilities in the industry and positions the Company to gain market share and increase its profitability by serving “do-it-yourself” (retail) and “do-it-for-me” (service labor, installed merchandise and tires) customers with the highest quality merchandise and service offerings.

The following table sets forth the percentage of total revenues from continuing operations contributed by each class of similar products or services for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein:

Year ended	Jan. 29, 2005	Jan. 31, 2004	Feb. 1, 2003
Parts and Accessories	67.7%	65.2%	64.9%
Tires	14.3	15.8	16.0
Total Merchandise Sales	82.0	81.0	80.9
Service	18.0	19.0	19.1
Total Revenues	100.0%	100.0%	100.0%

As of January 29, 2005 the Company operated its stores in 36 states and Puerto Rico. The following table indicates, by state, the number of stores the Company had in operation at the end of fiscal 2000, 2001, 2002, 2003 and 2004, and the number of stores opened and closed by the Company during each of the last four fiscal years:

NUMBER OF STORES AT END OF FISCAL YEARS 2000 THROUGH 2004

State	2000 Year End	Opened	Closed	2001 Year End	Opened	Closed	2002 Year End	Opened	Closed	2003 Year End	Opened	Closed	2004 Year End
Alabama	1	—	—	1	—	—	1	—	—	1	—	—	1
Arizona	23	—	—	23	—	—	23	—	1	22	—	—	22
Arkansas	1	—	—	1	—	—	1	—	—	1	—	—	1
California	135	—	—	135	—	1	134	—	12	122	—	—	122
Colorado	8	—	—	8	—	—	8	—	—	8	—	—	8
Connecticut	8	—	—	8	—	—	8	—	—	8	—	—	8
Delaware	6	—	—	6	—	—	6	—	—	6	—	—	6
Florida	47	—	—	47	—	—	47	—	4	43	—	—	43
Georgia	26	—	—	26	—	—	26	—	1	25	—	—	25
Illinois	24	—	—	24	—	—	24	—	1	23	—	—	23
Indiana	9	—	—	9	—	—	9	—	—	9	—	—	9
Kansas	2	—	—	2	—	—	2	—	—	2	—	—	2
Kentucky	4	—	—	4	—	—	4	—	—	4	—	—	4
Louisiana	10	—	—	10	—	—	10	—	—	10	—	—	10
Maine	1	—	—	1	—	—	1	—	—	1	—	—	1
Maryland	19	—	—	19	—	—	19	—	—	19	—	—	19
Massachusetts	8	—	—	8	—	—	8	—	1	7	—	—	7
Michigan	7	—	—	7	—	—	7	—	—	7	—	—	7
Minnesota	3	—	—	3	—	—	3	—	—	3	—	—	3
Missouri	1	—	—	1	—	—	1	—	—	1	—	—	1
Nevada	12	—	—	12	—	—	12	—	—	12	—	—	12
New Hampshire	4	—	—	4	—	—	4	—	—	4	—	—	4
New Jersey	28	—	—	28	1	—	29	—	1	28	—	—	28
New Mexico	8	—	—	8	—	—	8	—	—	8	—	—	8
New York	29	1	—	30	1	—	31	—	2	29	—	—	29
North Carolina	11	—	—	11	—	—	11	—	1	10	—	—	10
Ohio	13	—	—	13	—	—	13	—	1	12	—	—	12
Oklahoma	6	—	—	6	—	—	6	—	—	6	—	—	6
Pennsylvania	46	—	1	45	—	—	45	—	3	42	—	—	42
Puerto Rico	27	—	—	27	—	—	27	—	—	27	—	—	27
Rhode Island	3	—	—	3	—	—	3	—	—	3	—	—	3
South Carolina	6	—	—	6	—	—	6	—	—	6	—	—	6
Tennessee	7	—	—	7	—	—	7	—	—	7	—	—	7
Texas	60	—	—	60	—	—	60	—	5	55	—	—	55
Utah	6	—	—	6	—	—	6	—	—	6	—	—	6
Virginia	17	—	—	17	—	—	17	—	1	16	—	—	16
Washington	2	—	—	2	—	—	2	—	—	2	—	—	2
Total	628	1	1	628	2	1	629	—	34	595	—	—	595

STORE IMPROVEMENTS

In fiscal 2004, the Company incurred approximately $94,000,000 to maintain and improve its stores. A portion of these expenditures resulted from the Company’s store redesign plan designed to better link its retail and service businesses, to promote cross-selling and improve the overall customer experience. In fiscal 2004, the Company remodeled and grand reopened 17 stores. An additional 122 stores were in the process of being remodeled at year end. These 122 stores plus between 100–150 additional stores are expected to be remodeled and grand reopened in fiscal 2005.

In fiscal 2006 we expect to remodel and grand reopen an additional 200-250 stores with the balance expected to be completed in 2007. The Company expects to fund the redesign plan from net cash generated from operating activities, its existing line of credit and a portion of the proceeds from its financing activities in fiscal 2004.

PRODUCTS AND SERVICES

Each Pep Boys SUPERCENTER and PEP BOYS EXPRESS store carries a similar product line, with variations based on the number and type of cars registered in the markets where the store is located. A full complement of inventory at a typical SUPERCENTER includes an average of approximately 23,000 items (approximately 21,000 items at a PEP BOYS EXPRESS store). The Company’s automotive product line includes: tires (not stocked at PEP BOYS EXPRESS stores); batteries; new and remanufactured parts for domestic and import vehicles; chemicals and maintenance items; fashion, electronic, and performance accessories; personal transportation merchandise; and garage and repair shop merchandise.

In addition to offering a wide variety of high quality name brand products, the Company sells an array of high quality products under various private label names. The Company sells tires under the names CORNELL® and FUTURA®; and batteries under the name PROSTART®. The Company also sells wheel covers under the name FUTURA®; water pumps and cooling system parts under the name PROCOOL®; air filters, anti-freeze, chemicals, cv axles, lubricants, oil, oil filters, oil treatments, transmission fluids and wiper blades under the name PROLINE®; alternators, battery booster packs and starters under the name PROSTART®; power steering hoses and power steering pumps under the name PROSTEER®; brakes under the name PROSTOP®; and paints under the name VARSITY®. All products sold by the Company under various private label names accounted for approximately 26% of the Company’s merchandise sales in fiscal 2004, and approximately 33% in fiscal 2003 and 2002.

The Company has service bays in 585 of its 595 locations. While each service department has the ability to perform virtually all types of automotive service (except body work), the Company continuously evaluates the types of services it offers, focusing on the most profitable maintenance services.

The Company’s commercial automotive parts delivery program, branded PEP EXPRESS PARTS®, is designed to increase the Company’s market share with the professional installer and to leverage its inventory investment. The program satisfies the installed merchandise customer by taking advantage of the breadth and quality of its parts inventory as well as its experience supplying its own service bays and mechanics. As of January 29, 2005, 484, or approximately 81%, of the Company’s stores provide commercial parts delivery.

The Company has a point-of-sale system in all of its stores, which gathers sales and gross profit data by stock-keeping unit from each store on a daily basis. This information is then used by the Company to help formulate its pricing, marketing and merchandising strategies. The Company has an electronic parts catalog and an electronic commercial invoicing system in all of its stores. The Company has an electronic work order system in all of its service centers. This system creates a service history for each vehicle, provides customers with a comprehensive sales document and enables the Company to maintain a service customer database.

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

The Company uses various forms of advertising to promote its category-dominant product offering, its state-of-the-art service and repair capabilities and its commitment to customer service and satisfaction. The Company is committed to an effective promotional schedule with a weekly circular program, extra-effort promotions supported by Run of Paper (ROP) and radio and television advertising during highly seasonal times of the year and various in-store promotions. The Company uses a substantial amount of vendor co-op funds in support of its advertising program.

In fiscal 2004, approximately 44% of the Company’s total revenues were cash transactions (including personal checks) with the remainder being credit and debit card transactions and commercial credit accounts.

The Company does not experience significant seasonal fluctuation in the generation of its revenues.

STORE OPERATIONS AND MANAGEMENT

All Pep Boys stores are open seven days a week. On the first day of fiscal 2005, the Company separated its field organization into separate Retail and Service organizations. The new structure provides for each SUPERCENTER to have a Retail Manager and Service Manager (PEP BOYS EXPRESS STORES only have a Retail Manager) who report up through a distinct organization of Area Directors, Divisional Vice Presidents, and Senior Vice Presidents specializing in operating their respective businesses. The Senior Vice Presidents report directly to our Chief Executive Officer who also serves as the Company’s Chief Operations Officer. A Retail Manager’s and a Service Manager’s average length of service with the Company is approximately 8 and 5 years, respectively.

Supervision and control over the individual stores are facilitated by means of the Company’s computer system, operational handbooks and regular visits to the individual stores by Area Directors and Divisional Vice Presidents. All of the Company’s advertising, accounting, purchasing, management information systems, and most of its administrative functions are conducted at its corporate headquarters in Philadelphia, Pennsylvania. Certain administrative functions for the Company’s western, southwestern, southeastern, mid-western and Puerto Rican operations are performed at various regional offices of the Company. See “Properties.”

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

Each Pep Boys store has an automatic inventory replenishment system that automatically orders additional inventory when a store’s inventory on hand falls below the target levels. In addition, the Company’s centralized buying system, coupled with continued advancement in its warehouse and distribution systems, has enhanced the Company’s ability to control its inventory.

SUPPLIERS

During fiscal 2004, the Company’s ten largest suppliers accounted for approximately 40% of the merchandise purchased by the Company. No single supplier accounted for more than 14% of the Company’s purchases. The Company has no long-term contracts under which the Company is required to purchase merchandise. Management believes that the relationships the Company has established with its suppliers are generally good.

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

REGULATION

The Company is subject to various federal, state and local laws and governmental regulations relating to the operation of its business, including those governing the handling, storage and disposal of hazardous substances contained in the products it sells and uses in its service bays, the recycling of batteries, tires and used lubricants, and the ownership and operation of real property.

EMPLOYEES

At January 29, 2005, the Company employed 20,781 persons as follows:

Description	Full-time	%	Part-time	%	Total	%
Retail	6,371	45.4	4,773	70.5	11,144	53.6
Service Center	6,036	43.1	1,834	27.1	7,870	37.9

STORE TOTAL	12,407	88.5	6,607	97.6	19,014	91.5

Warehouses	654	4.7	141	2.1	795	3.8
Offices	954	6.8	18	0.3	972	4.7

TOTAL EMPLOYEES	14,015	100.0	6,766	100.0	20,781	100.0

The Company had no union employees as of January 29, 2005. At the end of fiscal 2003, the Company employed approximately 13,819 full-time and 7,512 part-time employees.

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

We require significant capital to fund our business. While we believe we have the ability to sufficiently fund our planned operations and capital expenditures for the balance of fiscal year 2005, circumstances could arise that would materially affect our liquidity. For example, cash flows from our operations could be affected by changes in consumer spending habits or the failure to maintain favorable vendor payment terms or our inability to successfully implement sales growth initiatives. We may be unsuccessful in securing alternative financing when needed, on terms that we consider acceptable, or at all.

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

Our business depends on developing and maintaining productive relationships with our vendors. Many factors outside our control may harm these relationships. For example, financial difficulties that some of our vendors may face may increase the cost of the products we purchase from them. In addition, our failure to promptly pay, or order sufficient quantities of inventory from our vendors may increase the cost of products we purchase or may lead to vendors refusing to sell products to us at all. The recent trend towards consolidation among automotive parts suppliers may also disrupt our relationships with some vendors. A disruption of our vendor relationships or a disruption in our vendors’ operations could have a material adverse effect on our business and results of operations.

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

We face possible adverse changes in tax laws.

From time to time changes in state and local tax laws or regulations are enacted, which may increase our tax liability. The shortfalls in tax revenues for states and municipalities in recent years have led and may continue to lead to an increase in the frequency and scope of such changes and to increases in the number of tax audits initiated by such jurisdictions, particularly with respect to large and well-known retailers. We also face the risk that tax authorities may challenge certain aspects of our acquisition, operation or disposition of properties. If such challenges are successful, we may be required to pay additional taxes on our assets or income and may be assessed interest and penalties on such additional taxes. These increased tax costs could adversely affect our financial condition and results of operations and our ability to make interest payments to holders of the notes.

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

The automotive aftermarket retail and service industry is highly competitive and subjects us to a wide variety of competitors. We compete primarily with the following types of businesses in each category of the automotive aftermarket:

Do-It-Yourself

Retail

•	automotive parts and accessories stores;

•	automobile dealers that supply manufacturer replacement parts and accessories; and

•	mass merchandisers and wholesale clubs that sell automotive products.

Do-It-For-Me

Service Labor

•	regional and local full service automotive repair shops;

•	automobile dealers that provide repair and maintenance services;

•	national and regional (including franchised) tire retailers that provide additional automotive repair and maintenance services; and

•	national and regional (including franchised) specialized automotive (such as exhaust, brake and transmission) repair facilities that provide additional automotive repair and maintenance services.

Installed Merchandise/Commercial

•	mass merchandisers, wholesalers and jobbers (some of which are associated with national parts distributors or associations).

Tire Sales

•	national and regional (including franchised) tire retailers; and

•	mass merchandisers and wholesale clubs that sell tires.

A number of our competitors have more financial resources, are more geographically diverse or have better name recognition than we do, which might place us at a competitive disadvantage to those competitors. Because we seek to offer competitive prices, if our competitors reduce their prices we may also be forced to reduce our prices, which could cause a material decline in our revenues and earnings and hinder our ability to service our debt.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein, including in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, constitute “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. The words “guidance,” “expects,” “anticipates,” “estimates,” “forecasts” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements include management’s expectations regarding future financial performance, automotive aftermarket trends, levels of competition, business development activities, future capital expenditures, financing sources and availability and the effects of regulation and litigation. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. Our actual results may differ materially from the results discussed in the forward-looking statements due to factors beyond our control, including the strength of the national and regional economies, retail and commercial consumers’ ability to spend, the health of the various sectors of the automotive aftermarket, the weather in geographical regions with a high concentration of our stores, competitive pricing, the location and number of competitors’ stores, product and labor costs and the additional factors described in our filings with the Securities and Exchange Commission (“SEC”). We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

SEC REPORTING

We electronically file certain documents with, or furnish such documents to, the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, along with any related amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. From time-to-time, we may also file registration and related statements pertaining to equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file or furnish documents electronically with the SEC.

We provide free electronic access to our annual, quarterly and current reports (and all amendments to these reports) on our Internet website, www.pepboys.com. These reports are available on our website as soon as reasonably practicable after we electronically file or furnish such materials with or to the SEC. Information on our website does not constitute part of this Annual Report, and any references to our website herein are intended as inactive textual references only. You may also contact our investor relations department at 215-430-9720 for copies of these reports free of charge.

Our Code of Ethics, the Board of Directors Code of Conduct and the charters of our audit, human resources and nominating and governance committees may be found under the About Pep Boys—Corporate Governance section of our website. A copy of the corporate governance materials is available upon written request.

EXECUTIVE OFFICERS OF THE COMPANY

The following table indicates the names, ages and tenures with the Company and positions (together with the year of election to such positions) of the executive officers of the Company:

Name	Age	Tenure with Company	Position with the Company and Date of Election to Position
Lawrence N. Stevenson	48	1 year, 10 months	Chairman since September 2004 and Chief Executive Officer since May 2003
Harold L. Smith	54	1 year, 8 months	Executive Vice President—Merchandising & Marketing since August 2003
Mark S. Bacon	41	1 month	Senior Vice President—Retail Operations since February 2005
Mark L. Page	48	29 years	Senior Vice President—Service Center Operations since February 2005
Harry F. Yanowitz	38	1 year, 9 months	Senior Vice President—Chief Financial Officer since August 2004

Lawrence N. Stevenson, Chairman and Chief Executive Officer, joined Pep Boys in May 2003 after having most recently served as the CEO of Chapters, Canada’s largest book retailer. Prior to his seven years at Chapters, Mr. Stevenson spent nine years with Bain & Company, which included serving as the Managing Director of their Canadian operation.

Harold L. Smith, Executive Vice President—Merchandising & Marketing, joined the Company in August 2003 after most recently serving in such capacity for CSK Auto. Prior to CSK Auto, Mr. Smith held various executive positions with companies such as Bass Pro Shops and The Home Depot.

Mark S. Bacon, Senior Vice President—Retail Operations, joined the Company in February 2005 after most recently serving as Senior Vice President, Sales and Operations for Staples. Prior to joining Staples, Mr. Bacon held various operations positions with companies such as Wal-Mart and Hills Stores.

Mark L. Page was named Senior Vice President—Service Center Operations in February 2005 and has been a Senior Vice President of the Company since March 1993. Since June 1975, Mr. Page has served the Company in various store operations positions of increasing seniority.

Harry F. Yanowitz was named Senior Vice President—Chief Financial Officer in August 2004. Mr. Yanowitz joined the Company in June 2003 as Senior Vice President—Strategy & Business Development after having most recently served as Managing Director of Sherpa Investments, a private investment firm. Previously, he was President of Chapters during Mr. Stevenson’s tenure. Prior to joining Chapters, Mr. Yanowitz was a consultant with Bain & Company.

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

Of the 595 store locations operated by the Company at January 29, 2005, 326 are owned and 269 are leased.

The following table sets forth certain information regarding the owned and leased warehouse space utilized by the Company for its 595 store locations at January 29, 2005:

Warehouse Location	Products Warehoused	Square Footage	Owned or Leased	Stores Serviced	States Serviced
Los Angeles, CA	All except tires	216,000	Leased	151	AZ, CA, NM, NV, UT, WA
Los Angeles, CA	Tires/parts	73,000	Leased	151	AZ, CA, NM, NV, UT, WA
Los Angeles, CA	All except tires	137,000	Leased	151	AZ, CA, NM, NV, UT, WA
Atlanta, GA	All	392,000	Owned	133	AL, FL, GA, LA, NC, PR, SC, TN, VA
Mesquite, TX	All	244,000	Owned	91	AR, AZ, CO, LA, NM, OK, TX
Plainfield, IN	All	403,000	Leased	78	IL, IN, KS, KY, MI, MN, MO, OH, OK, PA, TN, VA
Chester, NY	All	400,400	Leased	142	CT, DE, MA, MD, ME, NH, NJ, NY, PA, RI, VA
Total		1,865,400

In January 2005, the Company sold its 216,000 square foot Los Angeles, California distribution center and leased it back for temporary use. In April 2004, the Company entered into a lease for a 600,000 square foot distribution center in San Bernadino, California that is being built by the landlord. Upon completion of this distribution center, expected in May 2005, the Company will terminate its three existing Los Angeles, California distribution center/warehouse leases and consolidate its California warehouse operations into the new facility. The Company also utilizes approximately 1,100,000 aggregate cubic feet of outside storage space to store certain of its imported merchandise items. The Company anticipates that its existing and future warehouse space and its access to outside storage will accommodate inventory necessary to support future store expansion and any increase in stock-keeping units through the end of fiscal 2005.

ITEM 3	LEGAL PROCEEDINGS

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

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended January 29, 2005.

PART II

ITEM 5	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of The Pep Boys—Manny, Moe & Jack is listed on the New York Stock Exchange under the symbol “PBY”. There were 6,834 registered shareholders as of April 2, 2005. The following table sets forth for the periods listed, the high and low sale prices and the cash dividends paid on the Company’s common stock.

MARKET PRICE PER SHARE

	Market Price Per Share		Cash Dividends
Fiscal year ended January 29, 2005	High	Low	Per Share
Fourth Quarter	$17.24	$13.06	$0.0675
Third Quarter	20.70	11.83	0.0675
Second Quarter	28.10	20.36	0.0675
First Quarter	29.37	21.29	0.0675

Fiscal year ended January 31, 2004
Fourth Quarter	$23.99	$18.53	$0.0675
Third Quarter	19.94	14.05	0.0675
Second Quarter	15.90	8.54	0.0675
First Quarter	10.69	6.00	0.0675

It is the present intention of the Company’s Board of Directors to continue to pay regular quarterly cash dividends; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company and other factors which the Board of Directors deems relevant.

REPURCHASE OF COMMON STOCK

The following table sets forth information with respect to repurchases of our common stock for the quarter ended January 29, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announcing Plans or Programs(1)	Maximum Dollar Value That May Yet Be Purchased Under the Plans or Programs(1)(2)
November 2004	59,000	$14.00	59,000	$60,282,000

(1)	All repurchases referenced in this table were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which was authorized by our Board of Directors and publicly announced on September 9, 2004, for a maximum of $100 million in common stock expiring September 8, 2005.

(2)	Excludes expenses.

EQUITY COMPENSATION PLANS

The following table sets forth the Company’s shares authorized for issuance under its equity compensation plans at January 29, 2005:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average price of outstanding options (excluding securities reflected in column (a)) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,541,961		$16.98	2,065,128
Equity compensation plans not approved by security holders	174,540	(1)	$8.70	—
Total	5,716,501		$16.72	2,065,128

(1)Inducement options granted to the current CEO in connection with his hire.

ITEM 6	SELECTED FINANCIAL DATA

The following tables set forth the selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

(dollar amounts are in thousands except share data)
Year ended	Jan. 29, 2005	Jan. 31, 2004		Feb. 1, 2003		Feb. 2, 2002		Feb. 3, 2001
STATEMENT OF OPERATIONS DATA
Merchandise sales	$1,863,015	$1,728,386		$1,697,628		$1,707,190		$1,891,046
Service revenue	409,881	405,884		400,149		403,505		444,233
Total revenues	2,272,896	2,134,270		2,097,777		2,110,695		2,335,279
Gross profit from merchandise sales	529,719	486,026	(1)	509,611	(2)	494,237	(3)	434,227	(4)
Gross profit from service revenue	92,739	94,762	(1)	100,355	(2)	99,381	(3)	76,799	(4)
Total gross profit	622,458	580,788	(1)	609,966	(2)	593,618	(3)	511,026	(4)
Selling, general and administrative expenses	547,336	569,834	(1)	504,163	(2)	497,798	(3)	542,077	(4)
Operating profit (loss)	75,122	10,954	(1)	105,803	(2)	95,820	(3)	(31,051	)(4)
Non-operating income	1,824	3,340		3,097		4,623		7,314
Interest expense	35,965	38,255		47,237		53,709		59,718
Earnings (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	40,981	(23,961	)(1)	61,663	(2)	46,734	(3)	(83,456	) (4)
Net earnings (loss) from continuing operations before cumulative effect of change in accounting principle	25,666	(15,145	)(1)	38,881	(2)	30,030	(3)	(52,976	)(4)
(Loss) earnings from discontinued operations, net of tax	(2,087)	(16,265)		587		337		(382)
Cumulative effect of change in accounting principle, net of tax	—	(2,484)		—		—		—
Net earnings (loss)	23,579	(33,894	)(1)	39,468	(2)	30,367	(3)	(53,358	)(4)

BALANCE SHEET DATA
Working capital	$180,651	$76,227		$130,680		$115,201		$130,861
Current ratio	1.27 to 1	1.10 to 1		1.24 to 1		1.21 to 1		1.23 to 1
Merchandise inventories	$602,760	$553,562		$488,882		$519,473		$547,735
Property and equipment-net	945,031	923,209		974,673		1,008,697		1,091,955
Total assets	1,867,023	1,778,046		1,741,650		1,755,990		1,863,995
Long-term debt (includes all convertible debt)	471,682	408,016		525,577		544,418		654,194
Total stockholders’ equity	653,456	569,734		605,880		578,010		559,954

DATA PER COMMON SHARE
Basic earnings (loss) from continuing operations before cumulative effect of change in accounting principle	$0.46	$(0.29	)(1)	$0.75	(2)	$0.58	(3)	$(1.04	)(4)
Basic earnings (loss)	0.42	(0.65	)(1)	0.77	(2)	0.59	(3)	(1.04	)(4)
Diluted earnings (loss) from continuing operations before cumulative effect of change in accounting principle	0.45	(0.29	)(1)	0.73	(2)	0.58	(3)	(1.04	)(4)
Diluted net earnings (loss)	0.41	(0.65	)(1)	0.74	(2)	0.58	(3)	(1.04	)(4)
Cash dividends	0.27	0.27		0.27		0.27		0.27
Stockholders’ equity	11.87	10.79		11.73		11.24		10.92
Common share price range:
High	29.37	23.99		19.38		18.48		7.69
Low	11.83	6.00		8.75		4.40		3.31

OTHER STATISTICS
Return on average stockholders’ equity	3.9%	(5.8)%		6.7%		5.3%		(9.0)%
Common shares issued and outstanding	55,056,641	52,787,148		51,644,578		51,430,861		51,260,663
Capital expenditures	$103,766	$43,262		$43,911		$25,375		$57,336
Number of retail outlets	595	595		629		628		628
Number of service bays	6,181	6,181		6,527		6,507		6,498

(1)	Includes pretax charges of $88,980 related to corporate restructuring and other one-time events of which $29,308 reduced gross profit from merchandise sales, $3,278 reduced gross profit from service revenue and $56,394 was included in selling, general and administrative expenses.

(2)	Includes pretax charges of $2,529 related to the Profit Enhancement Plan of which $2,014 reduced the gross profit from merchandise sales, $491 reduced gross profit from service revenue and $24 was included in selling, general and administrative expenses.

(3)	Includes pretax charges of $5,197 related to the Profit Enhancement Plan of which $4,169 reduced the gross profit from merchandise sales, $813 reduced gross profit from service revenue and $215 was included in selling, general and administrative expenses.

(4)	Includes pretax charges of $70,872 related to the Profit Enhancement Plan of which $63,389 reduced the gross profit from merchandise sales, $4,855 reduced gross profit from service revenue and $2,628 was included in selling, general and administrative expenses.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Of its 595 stores, 584 are what we call SUPERCENTERS, which feature an average of 11 state-of-the-art service bays, with an average of more than 20,000 square feet per SUPERCENTER. Our store size allows us to display and sell a more complete offering of merchandise in a wider array of categories than our competitors, with a focus on the high-growth accessories segment and a comprehensive tire offering. We leverage this investment in inventory through our ability to install what we sell in our service bays and by offering this merchandise to both commercial and retail customers.

We had total revenues of $2,272,896,000 and operating profit of $75,122,000 in fiscal 2004. For the fifty-two weeks ended January 29, 2005 our comparative sales increased by 6.6% compared to 1.6% and (0.7%) for the fifty-two weeks ended January 31, 2004 and February 1, 2003, respectively. This increase in comparable sales is due primarily to new product offerings.

During 2004, we were able to reduce our total debt and increase our cash and cash equivalents by $12,515,000 and $21,774,000, respectively. This was accomplished through several financing activities along with net cash provided by operating activities. These financing activities consisted of a $115,000,000 common stock offering and a $200,000,000 Senior Subordinated Note offering. The proceeds of these financings were used to repay debt and applied to our store redesign plan described below. Since 1950, we have paid a quarterly cash dividend on an uninterrupted basis, and we are currently paying an annual dividend of $0.27 per share.

We continued to reinvest in our existing stores to completely redesign their interiors and enhance their exterior appeal. Our new interior design features four distinct merchandising worlds: accessories (fashion, electronic and performance merchandise), maintenance (hard parts and chemicals), garage (repair shop and travel) and service (including tire, wheel and accessory installation). We believe that this layout provides customers with a clear and concise way of finding what they need and will promote cross-selling. In most of our stores, we will move our service desks and waiting areas inside the retail stores adjacent to our tire offering displays. Modifications to the exterior of our stores are designed to increase customer traffic.

On the first day of fiscal 2005, the Company separated its field organization into separate Retail and Service organizations. The restructuring, which allows the Company to hire management employees with industry specific experience in retail or service, is expected to sharpen the focus on each side of the business thereby improving overall profitability.

Business Strategy

Our strategy to become the category dominant one-stop shop for automotive maintenance and accessories includes:

•	Improving Our Merchandising Capabilities. We will continue to fill our stores with a new and flexible merchandising mix designed to increase customer traffic. We will take advantage of our industry-leading average retail square footage to improve and intensify its merchandise displays. We utilize product-specific advertising to highlight promotional items and pricing, primarily through weekly print advertising.

•	Enhancing Our Stores. We continue to reinvest in our existing stores to completely redesign our interiors and enhance their exterior appeal. We believe that this layout will provide customers with a clear and concise way of finding what they need and will promote cross-selling.

•	Focusing Our Service Offering and Introducing Name Brand Tires. We continue to build upon the competitive advantage that our service offering provides over our parts-only competitors by sharpening our focus on the most profitable maintenance services and introducing name brand tires. By narrowing our service offering, we believe that we can improve our financial performance, both by eliminating less profitable heavy repair services and by better managing the skills of our staff. In addition, the introduction of name brand tires is expected to attract more customers and to help establish those customer relationships earlier in the post-warranty period of their car’s life.

•	New Store Growth. We expect new store growth to begin in fiscal 2006. This growth will focus primarily upon increasing penetration in our existing markets to further leverage our investments. We are likely to grow our total number of service bays through a combination of acquisitions and building new stores. The format of these new stores is likely to include both SUPERCENTERS and a service-only format that will utilize existing SUPERCENTERS for most of their inventory needs.

The following discussion explains the material changes in our results of operations for the fifty-two weeks ended January 29, 2005, January 31, 2004 and February 1, 2003.

CAPITAL & LIQUIDITY

Capital Resources and Needs

The Company’s cash requirements arise principally from the capital expenditures related to existing stores, offices and warehouses and to purchase inventory. The primary capital expenditures for fiscal 2004 were attributed to capital maintenance of the Company’s existing stores and offices, including store redesigns. The Company opened no new stores in fiscal 2004 or 2003 compared with two new stores in fiscal 2002. In fiscal 2004, with proceeds from a $115,000,000 common stock offering and a $200,000,000 Senior Subordinated Note offering offset, in part, by increased capital expenditures and an increase in merchandise inventories, the Company decreased its debt by $12,515,000 and increased its cash and cash equivalents by $21,774,000. In fiscal 2003, with an increase in capital expenditures and decrease in accounts payable offset, in part, by a decrease in merchandise inventories, the Company decreased its debt by $102,380,000 and increased its cash and cash equivalents by $18,214,000. In fiscal 2002, with a decrease in merchandise inventories coupled with decreased levels of capital expenditures and an increase in accounts payable, the Company decreased its debt by $41,574,000 and increased its cash and cash equivalents by $26,789,000. The Company has no plans to open any new stores in fiscal 2005. Management estimates capital expenditures relating to existing stores, warehouses and offices and the acquisition of new store sites during fiscal 2005 will be between $110,000,000 and $120,000,000. The Company anticipates that its net cash provided by operating activities, its existing line of credit (the availability of which was increased by $55,100,000), and the remaining portion of the proceeds of its 2004 financings will exceed its principal cash requirements in fiscal 2005.

In fiscal 2004, merchandise inventories increased as the Company continued initiatives begun in fiscal 2003 designed to improve the overall product mix of its stores. The new products average a higher carrying cost per product, which caused an increase in merchandise inventories despite no change in the average number of stock-keeping units per store (approximately 23,000). In fiscal 2003, merchandise inventories also increased with the commencement of new merchandising initiatives. The new products averaged a higher carrying cost per product, which caused an increase in merchandise inventories even though the Company decreased the average number of stock-keeping units per store to approximately 23,000 in fiscal 2003, compared to 24,000 in fiscal 2002.

The Company’s working capital was $180,651,000 at January 29, 2005, $76,227,000 at January 31, 2004, and $130,680,000 at February 1, 2003. The Company’s long-term debt, as a percentage of its total capitalization, was 42% at January 29, 2005, 42% at January 31, 2004 and 47% at February 1, 2003. As of January 29, 2005, the Company had a $357,500,000 line of credit, with an availability of approximately $222,000,000.

In the third quarter of 2003, the Company reached an agreement, through binding arbitration, to settle the consolidated action entitled “Dubrow et al vs. The Pep Boys—Manny Moe & Jack”. The Company’s legal reserves increased by $20,057,000 in fiscal 2003 to account for the estimated settlement payment. The two consolidated actions, originally filed on March 29, 2000 and July 25, 2000 in the California Superior Court in Orange County, involved former and current store management employees who claimed that they were improperly classified as exempt from the overtime provisions of California law and sought to be compensated for all overtime hours worked. The Company made final payments of $26,582,000 in satisfaction of the settlement in the first quarter of fiscal 2004 from its legal reserves recorded in accrued expenses on the Company’s Consolidated Balance Sheet.

In the third quarter of fiscal 2004, the Company announced a share repurchase program for up to $100,000,000 of our common shares. Under the program, the Company may repurchase its shares of common stock in the open market or in privately negotiated transactions, from time to time prior to September 8, 2005. As of January 29, 2005, the Company had repurchased a total of 3,077,000 shares at an average cost of $12.91 ($39,718,000).

Contractual Obligations

The following chart represents the Company’s total contractual obligations and commercial commitments as of January 29, 2005

(dollar amounts in thousands)
Obligation	Total	Due in less than 1 year	Due in 1–3 years	Due in 3–5 years	Due after 5 years
Long-term debt(1)	$512,142	$40,460	$163,246	$8,152	$300,284
Operating leases	471,028	59,039	112,021	80,524	219,444
Expected scheduled interest payments on all long-term debt	253,119	34,098	77,121	65,760	76,140
Capital leases	422	422	—	—	—
Unconditional purchase obligation	7,009	7,009	—	—	—
Total cash obligations	$1,243,720	$141,028	$352,388	$154,436	$595,868

(1)	Long-term debt includes current maturities.

The table excludes our pension obligation. We made voluntary contributions of $1,819,000, $14,043,000 and $6,766,000 to our pension plans in fiscal 2004, 2003, and 2002, respectively. Future plan contributions are dependent upon actual plan asset returns and interest rates. We expect contributions to approximate $1,100,000 in fiscal 2005. See Note 10 of Notes to Consolidated Financial Statements in “Item 8 Financial Statements and Supplementary Data” for further discussion of our pension plans.

(dollar amounts in thousands)
Commercial Commitments	Total	Due in less than 1 year	Due in 1–3 years	Due in 3–5 years	Due after 5 years
Import letters of credit	$960	$960	$—	$—	$—
Standby letters of credit	35,493	35,493	—	—	—
Surety bonds	4,442	4,442	—	—	—
Total commercial commitments	$40,895	$40,895	$—	$—	$—

Long-term Debt

In January 2005, the Company repurchased, in private transactions, $31,000,000 aggregate principal amount of its 4.25% Convertible Senior Notes due June 1, 2007, with proceeds from the Company’s 7.50% Senior Subordinated Notes offering.

On December 14, 2004, the Company issued $200,000,000 aggregate principal amount of 7.50% Senior Subordinated Notes due December 15, 2014. These notes are unsecured and jointly and severally guaranteed by its wholly-owned direct and indirect operating subsidiaries, The Pep Boys—Manny, Moe and Jack of California, Pep Boys—Manny, Moe and Jack of Delaware, Inc., Pep Boys — Manny, Moe and Jack of Puerto Rico, Inc. and PBY Corporation. Interest on the notes is payable on June 15 and December 15 starting on June 15, 2005.

On December 2, 2004, the Company further amended its amended and restated line of credit agreement. The amendment increased the amount available for borrowings to $357,500,000, with the ability, upon satisfaction of certain conditions, to increase such amount to $400,000,000. The amendment also reduced the interest rate under the agreement to the London Interbank Offered Rate (“LIBOR”) plus 1.75% from LIBOR plus 2.0%. After June 1, 2005, the rate reduces to LIBOR plus 1.50%, subject to 0.25% incremental increases as excess availability falls below $50,000,000. The amendment also provided the flexibility, upon satisfaction of certain conditions, to release up to $99,000,000 of reserves required as of December 2, 2004 to support certain operating leases. This reserve was reduced to $76,401,378 on December 2, 2004. Finally, the amendment extended the term of the agreement through December 2009. The weighted average interest rate on borrowings under the line of credit agreement was 4.1% and 3.4% at January 29, 2005 and January 31, 2004, respectively.

In December 2004, the Company repurchased, through a tender offer, $59,556,000 aggregate principal amount of its 7.00% Senior Notes due June 1, 2005 with proceeds from the Company’s 7.50% Senior Subordinated Notes offering. In the second quarter of 2004, the Company reclassified the $100,000,000 aggregate principal amount of the 7.00% Senior Notes then outstanding to current liabilities on the consolidated balance sheet.

Upon maturity on November 5, 2004, the Company retired the remaining $16,000,000 aggregate principal amount of its 6.67% Medium-Term Notes with cash from operations and its existing line of credit. In the fourth quarter of fiscal 2003, the Company reclassified the $16,000,000 aggregate principal amount of these Notes then outstanding to current liabilities on the balance sheet.

Upon maturity on November 3, 2004, the Company retired the remaining $30,000,000 aggregate principal amount of its 6.71% Medium-Term Notes with cash from operations and its existing line of credit. In the second quarter of fiscal 2004, the Company repurchased, on the open market, $5,000,000 aggregate principal amount of the 6.71% Medium-Term Notes with cash from operations. In the fourth quarter of 2003, the Company reclassified the $35,000,000 aggregate principal amount of these Notes then outstanding to current liabilities on the balance sheet.

On April 1, 2004, the Company prepaid $22,419,000 in aggregate principal amount of the outstanding Senior Secured Credit Facility (equipment and real estate) with proceeds from the Company’s March 2004 common stock offering.

In the first quarter of fiscal 2004, the Company repurchased, on the open market, $32,000,000 aggregate principal amount of its 6.75% Medium-Term Notes due March 10, 2004 and $25,000,000 aggregate principal amount of its 6.65% Medium-Term Notes due March 3, 2004. Within the first quarter of fiscal 2003, the Company reclassified the $32,000,000 aggregate principal amount of the 6.75% Medium-Term Notes then outstanding and the $25,000,000 aggregate principal amount of the 6.65% Medium-Term Notes then outstanding to current liabilities on the consolidated balance sheet.

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

Other Contractual Obligations

In the third quarter of fiscal 2004, the Company entered into a vendor financing program with an availability of $20,000,000. Under this program, the Company’s factor makes accelerated and discounted payments to its vendors and the Company, in turn, makes its regularly-scheduled full vendor payments to the factor. As of January 29, 2005, there was no outstanding balance under this program.

In October 2001, the Company entered into a contractual commitment to purchase media advertising services with equal annual purchase requirements totaling $39,773,000 over four years. During the second quarter of fiscal 2004, it was determined that the Company would be unable to meet this obligation for the 2004 contract year which ended on November 30, 2004. As a result, the Company recorded a $1,579,000 charge to selling, general and administrative expenses in the quarter ending July 31, 2004 related to the anticipated shortfall in this purchase commitment. The minimum required purchases for 2005 (the remaining year of this commitment) is $7,009,000, which the Company expects to meet.

The Company has letter of credit arrangements with selected vendors to assure collectibility of balances owed to these vendors. The Company is contingently liable for $959,793 in outstanding import letters of credit and $35,493,000 in outstanding standby letters of credit as of January 29, 2005.

The Company is also contingently liable for surety bonds in the amount of approximately $4,442,000 as of January 29, 2005. The surety bonds guarantee certain payments (for example utilities, easement repairs, workers’ compensation, customs fees, etc.) for the Company’s stores.

Off-balance Sheet Arrangements

In the third quarter of fiscal 2004, the Company entered into a new operating lease for certain operating equipment. The new $35,000,000 equipment operating lease has an interest rate of LIBOR plus 2.25%. The Company has evaluated this transaction in accordance with the original guidance of Financial Interpretation Number (FIN) 46 and has determined that it is not required to consolidate the leasing entity. As of January 29, 2005, there was an outstanding balance of $18,172,000 under the lease.

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

In accordance with FIN 45, the Company has recorded a liability for the fair value of the guarantee related to this operating lease. As of January 29, 2005, the current value of this liability was $3,491,000 which is recorded in other long-term liabilities on the consolidated balance sheets.

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

The Company leases certain property and equipment under operating leases and capital leases which contain renewal and escalation clauses, step rent provisions, capital improvements funding and other lease concessions. These provisions are considered in the Company’s calculation of its minimum lease payments which are recognized as expense on a straight-line basis over the applicable lease term. In accordance with the Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 13, as amended by SFAS No. 29, any lease payments that are based upon an existing index or rate are included in the Company’s minimum lease payment calculations. Total operating lease commitments as of January 29, 2005 were $471,028,000.

Pension Plans

The Company has a defined benefit pension plan covering its full-time employees hired on or before February 1, 1992 and an unfunded Supplemental Executive Retirement Plan (SERP) that includes a defined benefit portion. The pension expense under these plans for fiscal 2004, 2003 and 2002 was $4,076,000, $11,937,000 and $3,243,000, respectively. This expense is calculated based upon a number of actuarial assumptions, including an expected return on plan assets of 6.75% and a discount rate of 6.25%. In developing the expected return on asset assumptions, the Company evaluated input from its actuaries, including their review of asset class return expectations. The discount rate utilized is based on a review of AA bond performance. The Company will continue to evaluate its actuarial assumptions and adjust as necessary. In fiscal 2004, the Company contributed an aggregate of $1,819,000 to the defined benefit pension plan and the defined benefit portion of the SERP. Based upon the current funded status of the defined benefit pension plan and the unfunded defined benefit portion of the SERP, aggregate cash contributions are expected to be $1,090,000 in fiscal 2005.

On January 31, 2004, the Company amended and restated its SERP. This amendment converted the defined benefit plan to a defined contribution plan for certain unvested participants and all future participants. All vested participants under the defined benefit portion will continue to accrue benefits according to the previous defined benefit formula. In fiscal 2004, the Company settled several obligations related to the benefits under the defined benefit SERP. These obligations totaled $2,065,000. These obligations resulted in an expense under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” of approximately $774,000 in fiscal 2004.

In fiscal 2003, the Company settled an obligation of $12,620,000 related to the SERP obligation for the former Chairman and CEO. Also, the Company curtailed the benefits for 15 covered individuals as of January 31, 2004, and transferred a portion of their accrued benefits to the new defined contribution portion of the SERP. These obligations resulted in an expense under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” of approximately $5,231,000 and $2,191,000, respectively, in fiscal 2003.

RESULTS OF OPERATIONS

Management Overview—Fiscal 2004

The Company experienced comparable sales growth of 6.6% and improved profitability over 2003, a year in which significant restructuring of the business took place. While our promotional programs in the fourth quarter reduced our merchandise margins, continued focus on controlling and managing our operating expenses and lower debt levels improved our net results from continuing operations.

Restructuring—Fiscal 2003

Following the Profit Enhancement Plan launched in October 2000, the Company, during fiscal 2003, conducted a comprehensive review of its operations including individual store performance, the entire management infrastructure and its merchandise and service offerings. On July 31, 2003, the Company announced several initiatives aimed at realigning its business and continuing to improve upon its profitability. These actions were substantially completed by January 31, 2004 with net costs of approximately $65,986,000. The Company is accounting for these initiatives in accordance with the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Discontinued Operations

In accordance with SFAS No.144, the Company’s discontinued operations reflect the operating results for the 33 stores closed on July 31, 2003 as part of its corporate restructuring. The results for the fifty-two weeks ended January 29, 2005, January 31, 2004, and February 1, 2003 have been reclassified to show the results of operations for the 33 closed stores as discontinued operations. Below is a summary of these results:

(dollar amounts in thousands)
Year ended	January 29, 2005	January 31, 2004	February 1, 2003
Total Revenues	$1	$37,722	$74,711
Total Gross (Loss) Profit	(3,342)	(15,695)	17,215
Selling, General, and Administrative Expenses	(10)	9,981	16,283
(Loss) Earnings from Discontinued Operations Before Income Taxes	(3,332)	(25,675)	932
(Loss) Earnings from Discontinued Operations, Net of Tax	$(2,087)	$(16,265)	$587

Additionally, the Company has made certain reclassifications to its consolidated balance sheets to reflect the assets held for disposal associated with the 33 stores closed on July 31, 2003. As of January 29, 2005 and January 31, 2004, the balances reclassified to assets held for disposal were as follows:

(dollar amounts in thousands)	January 29, 2005	January 31, 2004
Land	$543	$8,954
Building and improvements	122	7,975
	$665	$16,929

Two of the Company’s closed stores remained unsold as of January 29, 2005. One of the properties is without an executed agreement of sale and was reclassified in the second quarter of fiscal 2004 to assets held for use at market value, which is lower than cost adjusted for depreciation. The other property is the subject of an executed agreement of sale as of January 29, 2005 and therefore will remain in assets held for disposal until the completion of sale.

During fiscal 2004, the Company sold assets held for disposal for proceeds of $13,327,000 resulting in a loss of $91,000 which was recorded in discontinued operations on the consolidated statement of operations.

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

	Percentage of Total Revenues					Percentage Change
Year ended	Jan. 29, 2005 (fiscal 2004)		Jan. 31, 2004 (fiscal 2003)	Feb. 1, 2003 (Fiscal 2002)		Fiscal 2004 vs. Fiscal 2003	Fiscal 2003 vs. Fiscal 2002
Merchandise Sales	82.0%		81.0%	80.9%		7.8%	1.8%
Service Revenue(1)	18.0		19.0	19.1		1.0	1.4
Total Revenues	100.0		100.0	100.0		6.5	1.7

Costs of Merchandise Sales(2)	71.6	(3)	71.9 (3)	70.0	(3)	7.3	4.6
Costs of Service Revenue(2)	77.4	(3)	76.7 (3)	74.9	(3)	1.9	3.8
Total Costs of Revenues	72.6		72.8	70.9		6.2	4.4

Gross Profit from Merchandise Sales	28.4	(3)	28.1 (3)	30.0	(3)	9.0	(4.6)
Gross Profit from Service Revenue	22.6	(3)	23.3 (3)	25.1	(3)	(2.1)	(5.6)
Total Gross Profit	27.4		27.2	29.1		7.2	(4.8)

Selling, General and Administrative Expenses	24.1		26.7	24.0		(3.9)	13.0
Operating Profit	3.3		0.5	5.1		585.8	(89.7)
Non-operating Income	0.1		0.2	0.1		(45.4)	7.8
Interest Expense	1.6		1.8	2.2		(6.0)	(19.0)
Earnings (Loss) from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	1.8		(1.1)	3.0		271.0	(138.9)

Income Tax Expense (Benefit)	37.4	(4)	36.7 (4)	36.9	(4)	273.7	(138.7)
Earnings (Loss) from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	1.1		(0.7)	1.9		269.5	(139.0)

(Loss) Earnings from Discontinued Operations, Net of Tax	(0.1)		(0.8)	0.0		87.2	(2,870.9)

Cumulative Effect of Change in Accounting Principle, Net of Tax	—		(0.1)	—		—	—
Net Earnings (Loss)	1.0		(1.6)	1.9		169.6	(185.9)

(1)	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.

(2)	Costs of merchandise sales include the cost of products sold, buying, warehousing and store occupancy costs. Costs of service revenue include service center payroll and related employee benefits and service center occupancy costs. Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses.

(3)	As a percentage of related sales or revenue, as applicable.

(4)	As a percentage of earnings (loss) before income taxes.

Fiscal 2004 vs. Fiscal 2003

Total revenues for fiscal 2004 increased 6.5%. This increase was due primarily to an increase in comparable store revenues of 6.6%. Comparable store service revenue increased 1.1% while comparable store merchandise sales increased 7.9%. All stores that are included in the comparable store sales base as of the end of the period are included in the Company’s comparable store data calculations. Upon reaching its 13th month of operation, a store is added to our comparable store sales base. Stores are removed from the comparable store sales base upon their relocation or closure. Once a relocated store reaches its 13th month of operation at its new location, it is added back into our comparable store sales base. Square footage increases are infrequent and immaterial and, accordingly, are not considered in our calculations of comparable store data.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 28.4% in fiscal 2004 from 28.1% in fiscal 2003. This was a 9.0% or $43,693,000 increase from the prior year. This increase, as a percentage of merchandise sales, was due to reduced product costs as a result of an increase of $30,316,000 in excess cooperative advertising reimbursements, and the recognition of a $12,695,000 gain on the disposal of one of the Company’s distribution centers and a decrease in store occupancy costs, offset in part, by decreased merchandise margins. The decrease in store occupancy costs, as a percentage of merchandise sales, was due to the impact of a charge made in 2003 for an asset impairment of $1,371,000 coupled with lower rent, as a percentage of merchandise sales. The decrease in merchandise margins was due primarily to promotional pricing in fiscal 2004 as compared to fiscal 2003 which was negatively impacted by an inventory write down of $24,580,000 made in the second quarter as a result of the restructuring.

Gross profit from service revenue decreased, as a percentage of service revenue, to 22.6% in fiscal 2004 from 23.3% in fiscal 2003. This was a 2.1% or $2,023,000 decrease from the prior year. This decrease, as a percentage of service revenue, was due primarily to increases in service employee benefits. The increase in employee benefits was due primarily to increased workers’ compensation costs.

Selling, general and administrative expenses decreased, as a percentage of total revenues, to 24.1% in fiscal 2004 from 26.7% in fiscal 2003. This was a $22,498,000 or 3.9% decrease over the prior year. This decrease, as a percentage of total revenues, was due primarily to a decrease in general office costs and employee benefits offset, in part, by an increase in net media expense. The decrease in general office costs was due to incremental savings from our 2003 restructuring actions of approximately $4,000,000, the impact in fiscal 2003 of increased legal costs of $24,600,000 related to the action entitled “Dubrow et al vs. The Pep Boys—Manny, Moe and Jack” and $5,613,000 for costs associated with the corporate restructuring. The decrease in employee benefits is due to savings in fiscal 2004 from our fiscal 2003 restructuring actions, along with the impact of a charge made in 2003 for the settlement of a retirement plan obligation. The increase in net media expense, as a percentage of total revenues, was due primarily to an increase in media expenditures resulting from a more aggressive circular advertising program in fiscal 2004, and a $5,421,000 decrease in cooperative advertising.

Interest expense decreased 6.0% or $2,290,000 due primarily to lower debt levels.

Loss from discontinued operations decreased from a loss of $16,265,000, net of tax, in fiscal 2003 to a loss of $2,087,000, net of tax, in fiscal 2004 due to the fact that the charges associated with the corporate restructuring occurred primarily in fiscal 2003.

Net earnings increased, as a percentage of total revenues, due primarily to an increase in gross profit from merchandise sales as a percentage of merchandise sales, a decrease in selling, general and administrative expenses and a decrease in interest expense as a percentage of total revenues coupled with a decrease in the loss from discontinued operations and the impact of a net charge for the cumulative effect of a change in accounting principle for the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” recorded in fiscal 2003.

Fiscal 2003 vs. Fiscal 2002

Total revenues for fiscal 2003 increased 1.7%. This increase was due primarily to an increase in comparable store revenues of 1.6%. Comparable store service revenue increased 1.3% while comparable store merchandise sales increased 1.7%.

Gross profit from merchandise sales decreased, as a percentage of merchandise sales, to 28.1% in fiscal 2003 from 30.0% in fiscal 2002. This decrease, as a percentage of merchandise sales, was due primarily to a $24,580,000 inventory write-down associated with the corporate restructuring, increased store occupancy costs, increased warehousing costs and an impairment charge of $1,371,000, offset by reduced product costs as a result of an increase of $18,634,000 in excess cooperative advertising reimbursements. The increase in store occupancy costs was due to higher rent and utilities expenses. The increase in warehousing costs was due to higher rent and delivery expenses.

Gross profit from service revenue decreased, as a percentage of service revenue, to 23.3% in fiscal 2003 from 25.1% in fiscal 2002. This decrease, as a percentage of service revenue, was due primarily to an increase in workers’ compensation expense.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 26.7% in fiscal 2003 from 24.0% in fiscal 2002. This was a $65,671,000 or 13.0% increase over the prior year. This increase, as a percentage of total revenues, was due primarily to an increase in general office costs, net media expense and employee benefits, as a percentage of total revenues. The increase in general office costs was due primarily to an increase in the Company’s legal reserves of approximately $24,600,000 related to the settlement of the action entitled “Dubrow et al vs. The Pep Boys—Manny, Moe and Jack” in the third quarter of fiscal 2003, a $13,164,000 impairment charge for a portion of the point-of-sale information system project, and $5,613,000 of costs associated with the corporate restructuring in 2003, offset by savings from our 2003 restructuring actions of $4,000,000. The increase in net media expense is due primarily to increased radio and circular advertising expense and a $5,473,000 decrease in cooperative advertising. The increase in employee benefits was due primarily to the settlement of retirement plan obligations and increased health benefits expense, offset by savings from our fiscal 2003 corporate restructuring actions.

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

Industry Comparison

The Company operates in the U.S. automotive aftermarket, which as described in the industry overview section is split into two areas: the Do-It-For-Me (DIFM) (service labor, installed merchandise and tires) market and the Do-It-Yourself (DIY) (retail merchandise) market. Generally, the specialized automotive retailers focus on either the DIY or DIFM areas of the business. The Company believes that its operation in both the DIY and DIFM areas of the business positively differentiates it from most of its competitors. Although the Company manages its store performance at a store level in aggregation, management believes that the following presentation shows the comparison against competitors within the two areas. The Company competes in the DIY area of the business through its retail sales floor and commercial sales business (Retail Business). The Company considers its Service Business (labor and installed merchandise and tires) to compete in the DIFM area of the industry. The following table presents the revenues and gross profit for each area of the business.

(dollar amounts in thousands)
Year ended	January 29, 2005	January 31, 2004	February 1, 2003
Retail Revenues	$1,352,695	$1,195,757	$1,163,808
Service Business Revenues	920,201	938,513	933,969
Total Revenues	$2,272,896	$2,134,270	$2,097,777
Gross Profit from Retail Revenues(1)	$367,118	$309,214	$322,986
Gross Profit from Service Business Revenues(1)	255,340	271,574	286,980
Total Gross Profit	$622,458	$580,788	$609,966

(1)	Gross Profit from Retail Revenues includes the cost of products sold, buying, warehousing and store occupancy costs. Gross Profit from Service Business Revenues includes the cost of installed products sold, buying, warehousing, service center payroll and related employee benefits and service center occupancy costs. Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses.

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

The Company believes that the following represent its more critical estimates and assumptions used in the preparation of the consolidated financial statements, although not inclusive:

•	The Company evaluates whether inventory is stated at the lower of cost or market based on historical experience with the carrying value and life of inventory. The assumptions used in this evaluation are based on current market conditions and the Company believes inventory is stated at the lower of cost or market in the consolidated financial statements. In addition, historically the Company has been able to return excess items to vendors for credit. Future changes in vendors, in their policies or in their willingness to accept returns of excess inventory could require a revision in the estimates. If our estimates regarding excess or obsolete inventory are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in these estimates at January 29, 2005 would have affected net earnings by approximately $795,000 for the fiscal year ended January 29, 2005.

•	The Company has risk participation arrangements with respect to casualty and health care insurance. The amounts included in the Company’s costs related to these arrangements are estimated and can vary based on changes in assumptions, claims experience or the providers included in the associated insurance programs. A 10% change in our self-insurance liabilities at January 29, 2005 would have affected net earnings by approximately $3,750,000 for the fiscal year ended January 29, 2005.

•	The Company records reserves for future product returns and warranty claims. The reserves are based on current sales of products and historical claims experience. If claims experience differs from historical levels, revisions in the Company’s estimates may be required. A 10% change in our reserve for future product returns and warranty claims at January 29, 2005 would have affected net earnings by approximately $394,000 for the fiscal year ended January 29, 2005.

•	The Company has significant pension costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates and merit and promotion increases. The Company is required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension costs or liabilities may occur in the future due to changes in the assumptions. The following table highlights the sensitivity of our pension benefit obligations (PBO) and expense to changes in these assumptions, assuming all other assumptions remain constant:

(dollar amounts in thousands)
Change in Assumption	Impact on Annual Pension Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Increase $220	Increase $1,250
0.25 percentage point increase in discount rate	Decrease $220	Decrease $1,250
5% decrease in expected rate of return on assets	Increase $110	—
5% increase in expected rate of return on assets	Decrease $115	—

•	The Company periodically evaluates its long-lived assets for indicators of impairment. Management’s judgments are based on market and operational conditions at the time of evaluation. Future events could cause management’s conclusion on impairment to change, requiring an adjustment of these assets to their then current fair market value.

•	The Company provides estimates of fair value for real estate assets and lease liabilities related to store closures when appropriate to do so based on accounting principles generally accepted in the United States of America. Future circumstances may result in the Company’s actual future costs or the amounts recognized upon the sale of the property to differ substantially from original estimates. A 10% change in our location closing liability at January 29, 2005 would have affected net earnings by approximately $1,187,000 for the fiscal year ended January 29, 2005.

•	The Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This requires the Company to estimate its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment and valuation of inventories, for tax and accounting purposes. The Company determines its provision for income taxes based on federal and state tax laws and regulations currently in effect, some of which have been recently revised. Legislation changes currently proposed by certain of the states in which we operate, if enacted, could increase our transactions or activities subject to tax. Any such legislation that becomes law could result in an increase in our state income tax expense and our state income taxes paid, which could have an effect on our net income.

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax liabilities as of January 29, 2005 and January 31, 2004 totaled $45,374,000 and $9,150,000, respectively, representing approximately 3.7% and 0.8% of liabilities, respectively.

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004) or SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and subsequently issued stock option related guidance. This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

The Company is required to apply SFAS No. 123R to all awards granted, modified or settled as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The statement also requires the Company to use either the modified-prospective method or modified retrospective method. Under the modified-prospective method, the Company must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified retrospective method, the Company must restate its previously issued financial statements to recognize the amounts it previously calculated and reported on a pro-forma basis, as if the prior standard had been adopted. Under both methods, the statement permits the use of either the straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

The Company has commenced its analysis of the impact of SFAS No. 123R, but has not yet decided: (1) whether to elect early adoption, (2) the early adoption date, if elected, (3) the use of the modified-prospective or modified retrospective method and (4) the election to use straight-line or an accelerated method. Accordingly, the Company has not determined the impact that the adoption of SFAS No. 123R will have on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29”. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exemption for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s current financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4 ‘Inventory Pricing’.” The standard requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In November 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”. This consensus addresses how an ongoing entity should evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from the ongoing operations of the entity. Additionally, it addresses the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. The consensus should be applied in fiscal periods beginning after December 15, 2004. The Company does not expect the adoption of this consensus to have a material effect on its financial position, results of operations or cash flows.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2003, the FASB issued SFAS No. 132 (revised 2003) or (SFAS No. 132R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132R revises employers’ disclosures about pension plans and postretirement benefit plans. SFAS No. 132R does not change the measurement and recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 132R retains the original disclosure requirements contained in SFAS No. 132 and requires additional expanded annual and interim disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement benefit plans. Except for certain provisions, the adoption of this Statement is required for financial statements with fiscal years ending after December 15, 2003. The Company adopted the provisions of SFAS No. 132R in the fourth quarter of fiscal 2003 with no material effect on its consolidated financial statements. The revised disclosure requirements are reflected in Note 10 of the consolidated financial statements included in Item 8 herein.

In December 2003, the FASB revised FIN 46 (revised 2002) (FIN 46R), “Consolidation of Variable Interest Entities.” FIN 46, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of any expected losses from the variable interest entity’s activities, is entitled to receive any expected residual returns of the variable interest entity, or both. The guidance contained in FIN 46R is effective no later than the end of the first reporting period that ends after March 15, 2004. If an entity has applied the original guidance in this Interpretation prior to the effective date of FIN 46R, the entity shall continue to apply FIN 46 until the effective date or apply this Interpretation at an earlier date. On August 1, 2003 the Company refinanced its real estate operating lease facility, which qualified as a variable interest entity, into a new entity. The Company evaluated this leasing transaction in accordance with the original guidance of FIN 46 and determined it does not have to consolidate this leasing entity. The Company adopted the revised guidance of FIN 46R for variable interest entities created prior to December 31, 2003 in the fourth quarter of 2003 with no material effect on its consolidated financial statements.

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers”. This consensus addresses whether a reseller should account for consideration received from a vendor that is a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers in accordance with the guidance in EITF Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. For purposes of this Issue, the “vendor’s sales incentive offered directly to consumers” is limited to a vendor’s incentive (i) that can be tendered by a consumer at resellers that accept manufacturer’s incentives in partial (or full) of the price charged by the reseller for the vendor’s product, (ii) for which the reseller receives a direct reimbursement from the vendor (or a clearinghouse authorized by the vendor) based on the face amount of the incentive, (iii) for which the terms of reimbursement to the reseller for the vendor’s sales incentive offered to the consumer must not be influenced by or negotiated in conjunction with any other incentive arrangements between the vendor and the reseller but, rather may only be determined by the terms of the incentive offered to consumers and (iv) whereby the reseller is subject to an agency relationship with the vendor, whether expressed or implied, in the sales incentive transaction between the vendor and the consumer. The consensus is that sales incentives that meet all of such criteria are not subject to the guidance in Issue No. 02-16. The provisions of EITF No. 03-10 are to be applied to new arrangements, including modifications to existing arrangements, entered into or redeemed in fiscal periods beginning after November 25, 2003. The Company adopted the provisions of EITF 03-10 in the fourth quarter of fiscal 2003 with no material effect on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 affects how an entity measures and reports financial instruments that have characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and for all other instruments for interim periods beginning after June 15, 2003. The FASB continues to address certain implementation issues associated with the application of SFAS No. 150, including those related to mandatory redeemable financial instruments representing non-controlling interests in subsidiaries’ consolidated financial statements. The Company will continue to monitor the actions of the FASB and assess the impact, if any, on its consolidated financial statements. The Company adopted the effective provisions of SFAS No. 150 in the third quarter of fiscal 2003 with no material effect on its consolidated financial statements.

In May 2003, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” This consensus addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The guidance in this EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The

Company elected early adoption for the provisions of this consensus prospectively in the fourth quarter of fiscal 2003 with no material effect on its consolidated financial statements.

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

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” As a result of rescinding FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30, “Reporting the Results of Operations.” This statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company adopted the provisions of SFAS No. 145 in the first quarter of fiscal 2003. Accordingly, reclassifications of gains and losses from extinguishment of debt have been made for fiscal 2002 and 2001 to maintain comparability for the reported periods.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company adopted the provisions of SFAS No. 143 in the first quarter of fiscal 2003 and has recognized an initial asset of $2,844, accumulated depreciation of $2,247, a liability of $4,540 and a cumulative effect of a change in accounting principle before taxes of $3,943 ($2,484 net of tax) on its consolidated financial statements.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement, changes in the lenders’ LIBOR could affect the rates at which the Company could borrow funds thereunder. At January 29, 2005, the Company had outstanding borrowings of $8,152,000 against these credit facilities. Additionally, the Company has $132,000,000 of real estate operating leases and $18,172,000 of equipment operating leases which vary based on changes in LIBOR. The table below summarizes the fair value and contract terms of fixed rate debt instruments held by the Company at January 29, 2005:

(dollar amounts in thousands)	Amount	Average Interest Rate
Fair value at January 29, 2005	$512,170

Expected maturities:
2005	$40,444	7.0%
2006	43,000	6.9
2007	119,215	4.3
2008	—	—
2009	—	—
Thereafter	300,000	7.3
	$502,659

At January 31, 2004, the Company had outstanding $501,215,000 of fixed rate notes with an aggregate fair market value of $534,459,000.

On June 3, 2003, the Company entered into an interest rate swap for a notional amount of $130,000,000. The Company has designated the swap as a cash flow hedge of the Company’s real estate operating lease payments. The interest rate swap converts the variable LIBOR portion of these lease payments to a fixed rate of 2.90% and terminates on July 1, 2008. If the critical terms of the interest rate swap or the hedge item do not change, the interest rate swap will be considered to be highly effective with all changes in fair value included in other comprehensive income. As of January 29, 2005, the fair value of the interest rate swap was $3,721,000 ($2,344,000, net of tax) and this increase in value reduced our accumulated other comprehensive loss on the consolidated balance sheets.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pep Boys—Manny, Moe & Jack

We have audited the accompanying consolidated balance sheets of The Pep Boys—Manny, Moe & Jack and subsidiaries (the “Company”) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pep Boys—Manny, Moe & Jack and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 13, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche, LLP
Philadelphia, Pennsylvania
April 13, 2005

CONSOLIDATED BALANCE SHEETS	The Pep Boys—Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except share data)

	January 29, 2005	January 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$82,758	$60,984
Accounts receivable, less allowance for uncollectible accounts of $1,030 and $739	30,994	30,562
Merchandise inventories	602,760	553,562
Prepaid expenses	45,349	39,480
Deferred income taxes	—	20,826
Other	96,065	81,096
Assets held for disposal	665	16,929
Total Current Assets	858,591	803,439
Property and Equipment—at cost:
Land	261,985	263,907
Buildings and improvements	916,099	899,114
Furniture, fixtures and equipment	633,098	586,607
Construction in progress	40,426	12,800
	1,851,608	1,762,428
Less accumulated depreciation and amortization	906,577	839,219
Total Property and Equipment—Net	945,031	923,209
Other	63,401	51,398
Total Assets	$1,867,023	$1,778,046
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$310,981	$342,584
Accrued expenses	306,671	267,565
Deferred income taxes	19,406	—
Current maturities of long-term debt and obligations under capital lease	40,882	117,063
Total Current Liabilities	677,940	727,212
Long-term debt and obligations under capital leases, less current maturities	352,682	258,016
Convertible long-term debt	119,000	150,000
Other long-term liabilities	37,977	43,108
Deferred income taxes	25,968	29,976
Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $1 per share: Authorized 500,000,000 shares; Issued 68,557,041 and 63,910,577 shares	68,557	63,911
Additional paid-in capital	284,966	177,317
Retained earnings	536,780	531,933
Common stock subscriptions receivable	(167)	—
Accumulated other comprehensive loss	(4,852)	(15)
	885,284	773,146
Less cost of shares in treasury—11,305,130 shares and 8,928,159 shares	172,564	144,148
Less cost of shares in benefits trust—2,195,270 shares	59,264	59,264
Total Stockholders’ Equity	653,456	569,734
Total Liabilities and Stockholders’ Equity	$1,867,023	$1,778,046

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS	The Pep Boys—Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except per share amounts)

Year ended	January 29, 2005	January 31, 2004	February 1, 2003
Merchandise Sales	$1,863,015	$1,728,386	$1,697,628
Service Revenue	409,881	405,884	400,149
Total Revenues	2,272,896	2,134,270	2,097,777
Costs of Merchandise Sales	1,333,296	1,242,360	1,188,017
Costs of Service Revenue	317,142	311,122	299,794
Total Costs of Revenues	1,650,438	1,553,482	1,487,811
Gross Profit from Merchandise Sales	529,719	486,026	509,611
Gross Profit from Service Revenue	92,739	94,762	100,355
Total Gross Profit	622,458	580,788	609,966
Selling, General and Administrative Expenses	547,336	569,834	504,163
Operating Profit	75,122	10,954	105,803
Non-operating Income	1,824	3,340	3,097
Interest Expense	35,965	38,255	47,237
Earnings (Loss) from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	40,981	(23,961)	61,663
Income Tax Expense (Benefit)	15,315	(8,816)	22,782
Net Earnings (Loss) from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	25,666	(15,145)	38,881
(Loss) Earnings from Discontinued Operations, Net of Tax of $(1,245), $(9,410) and $345	(2,087)	(16,265)	587
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(2,484)	—
Net Earnings (Loss)	$23,579	$(33,894)	$39,468
Basic Earnings (Loss) per Share:
Net Earnings (Loss) from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$0.46	$(0.29)	$0.75
(Loss) Earnings from Discontinued Operations, Net of Tax	(0.04)	(0.31)	0.02
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(0.05)	—
Basic Earnings (Loss) per Share	$0.42	$(0.65)	$0.77
Diluted Earnings (Loss) per Share:
Net Earnings (Loss) from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$0.45	$(0.29)	$0.73
(Loss) Earnings from Discontinued Operations, Net of Tax	(0.04)	(0.31)	0.01
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(0.05)	—
Diluted Earnings (Loss) per Share	$0.41	$(0.65)	$0.74

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	The Pep Boys—Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except share data)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Common Stock Subscriptions Receivable	Benefits Trust	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount

Balance, February 2, 2002	63,910,577	$63,911	$177,244	$562,164	(10,284,446)	$(166,045)	$—	$—	$(59,264)	$578,010
Comprehensive income:
Net earnings				39,468
Minimum pension liability adjustment, net of tax							(151)
Total Comprehensive Income										39,317
Cash dividends ($.27 per share)				(13,911)						(13,911)
Effect of stock options and related tax benefits			(21)	(632)	111,000	1,792				1,139
Dividend reinvestment plan			21	(354)	102,717	1,658				1,325
Balance, February 1, 2003	63,910,577	63,911	177,244	586,735	(10,070,729)	(162,595)	(151)	—	(59,264)	605,880
Comprehensive loss:
Net loss				(33,894)
Minimum pension liability adjustment, net of tax							(1,253)
Fair market value adjustment on derivatives, net of tax							1,389
Total Comprehensive Loss										(33,758)
Cash dividends ($.27 per share)				(14,089)						(14,089)
Effect of stock options and related tax benefits			(39)	(6,499)	1,054,250	17,021				10,483
Dividend reinvestment plan			112	(320)	88,320	1,426				1,218
Balance, January 31, 2004	63,910,577	63,911	177,317	531.933	(8,928,159)	(144,148)	(15)	—	(59,264)	569,734
Comprehensive income:
Net income				23,579
Minimum pension liability adjustment, net of tax							(5,799)
Fair market value adjustment on derivatives, net of tax							962
Total Comprehensive Income										18,742
Issuance of Common Stock	4,646,464	4,646	104,208							108,854
Cash dividends ($.27 per share)				(15,676)						(15,676)
Effect of stock options and related tax benefits			2,064	(2,984)	638,210	10,304		(167)		9,217
Stock compensation expense			1,184							1,184
Repurchase of Common Stock					(3,077,000)	(39,718)				(39,718)
Dividend reinvestment plan			193	(72)	61,819	998				1,119
Balance, January 29, 2005	68,557,041	$68,557	$284,966	$536,780	(11,305,130)	$(172,564)	$(4,852)	$(167)	$(59,264)	$653,456

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS	The Pep Boys—Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except share data)
Year ended	January 29, 2005	January 31, 2004	February 1, 2003
Cash Flows from Operating Activities:
Net Earnings (Loss)	$23,579	$(33,894)	$39,468
Net (Loss) Earnings from discontinued operations	(2,087)	(16,265)	587
Net Earnings (Loss) from continuing operations	25,666	(17,629)	38,881
Adjustments to Reconcile Net Earnings (Loss) From Continuing Operations to Net Cash Provided by Continuing Operations:
Depreciation and amortization	76,620	78,275	83,649
Cumulative effect of change in accounting principle, net of tax	—	2,484	—
Accretion of asset disposal obligation	135	163	—
Stock compensation expense	1,184	—	—
Deferred income taxes	26,853	(1,402)	(3,775)
Deferred gain on sale leaseback	(130)	(425)	(112)
Loss on assets held for disposal	—	—	826
Loss on asset impairments	—	14,535	—
(Gain) loss from sale of assets	(11,848)	61	(1,909)
Changes in operating assets and liabilities:
Increase in accounts receivable, prepaid expenses and other	(23,071)	(33,197)	(12,901)
(Increase) decrease in merchandise inventories	(49,198)	(64,680)	30,591
(Decrease) increase in accounts payable	(24,387)	142,531	(16,032)
Increase in accrued expenses	25,853	25,765	11,661
(Decrease) increase in other long-term liabilities	(1,272)	1,726	92
Net Cash Provided by Continuing Operations	46,405	148,207	130,971
Net Cash (Used in) Provided by Discontinued Operations	(2,732)	2,448	4,945
Net Cash Provided by Operating Activities	43,673	150,655	135,916
Cash Flows from Investing Activities:
Capital expenditures	(88,068)	(41,847)	(39,405)
Capital expenditures from discontinued operations	—	—	(2,022)
Proceeds from sales of assets	18,021	3,316	2,636
Proceeds from sales of assets held for disposal	13,327	13,214	8,422
Net Cash Used in Investing Activities	(56,720)	(25,317)	(30,369)
Cash Flows from Financing Activities:
Net borrowings (payments) under line of credit agreements	8,102	(497)	(70,295)
Repayment of life insurance loan	—	—	(20,686)
Payments for finance issuance costs	(5,500)	(2,356)	(3,750)
Payments on short term borrowings	(7,216)	—	—
Payments on capital lease obligations	(1,040)	(700)	(642)
Reduction of long-term debt	(189,991)	(101,183)	(121,938)
Reduction of convertible debt	(31,000)	—	—
Proceeds from issuance of notes	200,000	—	150,000
Dividends paid	(15,676)	(14,089)	(13,911)
Repurchase of common stock	(39,718)	—	—
Proceeds from issuance of common stock	108,854	—	—
Proceeds from exercise of stock options	6,887	10,483	1,139
Proceeds from dividend reinvestment plan	1,119	1,218	1,325
Net Cash Provided by (Used in) Financing Activities	34,821	(107,124)	(78,758)
Net Increase in Cash	21,774	18,214	26,789
Cash and Cash Equivalents at Beginning of Year	60,984	42,770	15,981
Cash and Cash Equivalents at End of Year	$82,758	$60,984	$42,770
Supplemental Disclosure of Cash Flow Information:
Cash Paid during the year for:
Income taxes	$(25,442)	$6,553	$22,856
Interest, net of amounts capitalized	30,019	35,048	44,840
Non-cash investing activities:
Accrued purchases of property and equipment	15,698	1,415	2,484
Non-cash financing activities:
Equipment capital leases	1,414	—	1,301

See notes to the consolidated financial statements

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS  The Pep Boys—Manny, Moe & Jack and subsidiaries (the “Company”) is engaged principally in the retail sale of automotive parts and accessories, automotive maintenance and service and the installation of parts through a chain of stores. The Company currently operates stores in 36 states and Puerto Rico.

FISCAL YEAR END  The Company’s fiscal year ends on the Saturday nearest to January 31. Fiscal years 2004, 2003, and 2002 were comprised of 52 weeks.

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

MERCHANDISE INVENTORIES  Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $588,301 and $531,830 as of January 29, 2005 and January 31, 2004, respectively. The Company’s FIFO cost approximates replacement cost.

The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when market is lower than recorded costs. The reserves are revised on a quarterly basis against historical data for adequacy. The Company’s reserves against inventory for these matters were $12,676 and $21,732 at January 29, 2005 and January 31, 2004, respectively.

CASH AND CASH EQUIVALENTS  Cash equivalents include all short-term, highly liquid investments with a maturity of three months or less when purchased.

PROPERTY AND EQUIPMENT  Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives: building and improvements, 5 to 40 years, and furniture, fixtures and equipment, 3 to 10 years. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost and accumulated depreciation are eliminated and the gain or loss, if any, is included in the determination of net income. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

SOFTWARE CAPITALIZATION  The Company, in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, capitalizes certain direct development costs associated with internal-use software, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects. These costs are amortized over a period not to exceed five years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

CAPITALIZED INTEREST  Interest on borrowed funds is capitalized in connection with the construction of certain long-term assets. Capitalized interest was immaterial in fiscal years 2004 and 2003.

REVENUE RECOGNITION  The Company recognizes revenue from the sale of merchandise at the time the merchandise is sold. Service revenues are recognized upon completion of the service. The Company records revenue net of an allowance for estimated future returns. The Company establishes reserves for sales returns and allowances based on current sales levels and historical return rates. Return activity is immaterial to revenue and results of operations in all periods presented.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACCOUNTS RECEIVABLE  Accounts Receivable are primarily comprised of amounts due from commercial customers. The Company records an allowance for doubtful accounts based on percentage of sales. The allowance is revised on a monthly basis against historical data for adequacy. Specific accounts are written off against the allowance when management determines the account is uncollectible.

FINANCED VENDOR ACCOUNTS PAYABLE  In the third quarter of fiscal 2004, the Company entered into a vendor financing program. Under this program, the Company’s factor makes accelerated and discounted payments to the Company’s vendors and the Company, in turn, makes its regularly-scheduled full vendor payments to the factor. As of January 29, 2005, there was no outstanding balance under the program.

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

The Company accounts for vendor support funds in accordance with Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” Rebates and other miscellaneous incentives are earned based on purchases or product sales. These incentives are treated as a reduction of inventories and are recognized as a reduction to cost of sales as the inventories are sold. Certain vendor allowances are used exclusively for promotions and to partially or fully offset certain other direct expenses. These allowances are netted against the appropriate expenses they offset, once the Company determines the allowances are for specific, identifiable and incremental expenses.

Prior to the Company’s prospective adoption of EITF No. 02-16 in fiscal 2003, all cooperative advertising allowances received from a vendor were used to reduce advertising expense. The Company’s advertising costs were in excess of the allowance received for fiscal 2003 and 2002. The pro-forma impact of the adoption of this standard on fiscal 2002 was immaterial.

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

Components of the reserve for warranty costs for fiscal years ending January 29, 2005 and January 31, 2004, are as follows:

Ending Balance at February 1, 2003	$911
Additions related to fiscal 2003 sales	6,677
Warranty costs incurred in fiscal 2003	(6,974)
Adjustments to accruals related to prior year sales	—
Ending Balance at January 31, 2004	$614
Additions related to fiscal 2004 sales	7,684
Warranty costs incurred in fiscal 2004	(6,974)
Adjustments to accruals related to prior year sales	—
Ending Balance at January 29, 2005	$1,324

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LEASES  The Company’s policy is to amortize leasehold improvements over the lesser of the lease term or the economic life of those assets. Generally, for the stores the lease term is the base lease term and for distribution centers the lease term includes the base lease term plus certain renewal option periods for which renewal is reasonably assured and failure to exercise the renewal option would result in an economic penalty. The calculation for straight-line rent expense is based on the same lease term with consideration for step rent provisions, escalation clauses, rent holidays and other lease concessions. The Company expenses rent during the construction or build-out phase of the lease.

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

PENSION EXPENSE  The Company reports all information on its pension and savings plan benefits in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS 132R).

INCOME TAXES  The Company uses the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred income taxes are determined based upon enacted tax laws and rates applied to the differences between the financial statement and tax bases of assets and liabilities.

ADVERTISING  The Company expenses the production costs of advertising the first time the advertising takes place. Gross advertising expense for fiscal years 2004, 2003 and 2002 was $73,996, $61,714 and $59,206, respectively. No advertising costs were recorded as assets as of January 29, 2005 or January 31, 2004.

The Company receives funds from vendors in the normal course of business for a variety of reasons, including cooperative advertising. Contracts for cooperative advertising typically have a duration of one year. There were 244, 320 and 329 vendors participating in such contracts during fiscal years 2004, 2003 and 2002, respectively. The Company’s level of advertising expense would not be impacted in the absence of these contracts.

Certain cooperative advertising reimbursements are netted against specific, incremental, identifiable costs incurred in connection with the selling of the vendor’s product. Cooperative advertising reimbursements of $36,579, $42,000 and $47,473 in 2004, 2003 and 2002, respectively, were recorded as a reduction of advertising expense with the net amount included in selling, general and administrative expenses in the consolidated statement of operations. Any excess reimbursements over these costs are characterized as a reduction of inventory and are recognized as a reduction of cost of sales as the inventories are sold, in accordance with EITF 02-16 (see further discussion of cooperative advertising and the impact of the implementation of EITF 02-16 in Vendor Support Funds). The amounts of excess reimbursements recognized as a reduction of costs of sales were $48,950, $18,634 and $0 for fiscal 2004, 2003 and 2002, respectively.

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
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the second quarter of fiscal 2003, the Company, as a result of its ongoing review of the performance of its stores, identified certain stores whose cash flow trend indicated that their carrying value may not be fully recoverable. An impairment charge of $1,371 was recorded for these stores in costs of merchandise sales on the consolidated statement of operations. The charge reflects the difference between these stores’ carrying value and fair value. Fair value was based on sales of similar assets or other estimates of fair value developed by Company management. Management’s judgment is necessary to estimate fair value. Accordingly, actual results could vary from such estimates.

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

EARNINGS PER SHARE Earnings per share for all periods have been computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing earnings plus the interest on the convertible senior notes by the weighted average number of common shares outstanding during the year plus the assumed conversion of dilutive convertible debt and incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options.

ACCOUNTING FOR STOCK-BASED COMPENSATION At January 29, 2005, the Company has three stock-based employee compensation plans, which are described in full in Note 12, “Equity Compensation Plans.” The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

Year ended	January 29, 2005	January 31, 2004	February 1, 2003
Net earnings (loss):
As reported	$23,579	$(33,894)	$39,468
Less: Total stock-based compensation expense determined under fair value-based method, net of tax	(2,117)	(2,839)	(3,510)
Pro forma	$21,462	$(36,733)	$35,958

Net earnings (loss) per share:
Basic:
As reported	$0.42	$(0.65)	$0.77
Pro forma	$0.38	$(0.70)	$0.70
Diluted:
As reported	$0.41	$(0.65)	$0.74
Pro forma	$0.38	$(0.70)	$0.67

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair value of each option granted during fiscal years 2004, 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year ended	January 29, 2005	January 31, 2004	February 1, 2003
Dividend yield	1.67%	1.57%	1.44%
Expected volatility	41%	41%	41%

Risk-free interest rate range:
High	4.8%	4.6%	5.4%
Low	2.0%	1.5%	2.3%

Ranges of expected lives in years	3–8	4–8	4–8

COMPREHENSIVE INCOME (LOSS)  Comprehensive income (loss) is reported in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Other comprehensive income (loss) includes minimum pension liability and fair market value of cash flow hedge.

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

SEGMENT INFORMATION  The Company reports segment information in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company operates in one industry, the automotive aftermarket. In accordance with SFAS No. 131, the Company aggregates all of its stores and reports one operating segment. Sales by major product categories are as follows:

Year ended	January 29, 2005	January 31, 2004	February 1, 2003
Parts and Accessories	$1,539,513	$1,392,179	$1,362,112

Tires	323,502	336,207	335,516
Total Merchandise Sales	1,863,015	1,728,386	1,697,628
Service	409,881	405,884	400,149
Total Revenues	$2,272,896	$2,134,270	$2,097,777

The Company’s automotive product line includes: tires; batteries; new and remanufactured parts for domestic and import vehicles; chemicals and maintenance items; fashion, electronic, and performance accessories; personal transportation merchandise; and garage and repair shop merchandise. Service consists of the labor charge for installing merchandise or maintaining or repairing vehicles.

NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004) or SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and subsequently issued stock option related guidance. This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, primarily on accounting for transactions in which an entity

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

The Company is required to apply SFAS No. 123R to all awards granted, modified or settled as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The statement also requires the Company to use either the modified-prospective method or modified retrospective method in the transition to the new standard. Under the modified-prospective method, the Company must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified retrospective method, the Company must restate its previously issued financial statements to recognize the amounts it previously calculated and reported on a pro-forma basis, as if the prior standard had been adopted. Under both methods, the statement permits the use of either the straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

The Company has commenced its analysis of the impact of its SFAS No. 123R, but has not yet decided: (1) whether to elect early adoption, (2) the early adoption date, if elected, (3) the use of the modified-prospective or modified retrospective method and (4) the election to use straight-line or an accelerated method. Accordingly, the Company has not determined the impact that the adoption of SFAS No. 123R will have on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29”. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exemption for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s current financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, “ Inventory Costs, an Amendment of ARB No. 43, Chapter 4 ‘Inventory Pricing’.” The standard requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In November 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”. This consensus addresses how an ongoing entity should evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from the ongoing operations of the entity. Additionally, it addresses the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. The consensus should be applied in fiscal periods beginning after December 15, 2004. The Company does not expect the adoption of this consensus to have a material effect on its financial position, results of operations or cash flows.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2003, the FASB issued SFAS No. 132 (revised 2003) (SFAS No. 132R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132R revises employers’ disclosures about pension plans and postretirement benefit plans. SFAS No. 132R does not change the measurement and recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 132R retains the original disclosure requirements contained in SFAS No. 132 and requires additional expanded annual and interim disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement benefit plans. Except for certain provisions, the adoption of this Statement is required for financial statements with fiscal years ending after December 15, 2003. The Company adopted the provisions of SFAS No. 132R in the fourth quarter of fiscal 2003 with no material effect on its consolidated financial statements. The revised disclosure requirements are reflected in Note 10 of the consolidated financial statements included in Item 8 herein.

In December 2003, the FASB revised FIN 46 (revised 2002) (FIN 46R), “Consolidation of Variable Interest Entities.” FIN 46, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of any expected losses from the variable interest entity’s activities, is entitled to receive any expected residual returns of the variable interest entity, or both. The guidance contained in FIN 46R is effective no later than the end of the first reporting period that ends after March 15, 2004. If an entity has applied the original guidance in this Interpretation prior to the effective date of FIN 46R, the entity, shall continue to apply FIN 46 until the effective date or apply this Interpretation at an earlier date. On August 1, 2003 the Company refinanced its real estate operating lease facility, which qualified as a variable interest entity into a new entity. The Company evaluated this leasing transaction in accordance with the original guidance of FIN 46 and determined it does not have to consolidate this leasing entity. The Company adopted the revised guidance of FIN 46R for variable interest entities created prior to December 31, 2003 in the fourth quarter of 2003 with no material effect on its consolidated financial statements.

In November 2003, the EITF reached a consensus on EITF 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers”. This consensus addresses whether a reseller should account for consideration received from a vendor that is a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers in accordance with the guidance in EITF Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. For purposes of this Issue, the “vendor’s sales incentive offered directly to consumers” is limited to a vendor’s incentive (i) that can be tendered by a consumer at resellers that accept manufacturer’s incentives in partial (or full) of the price charged by the reseller for the vendor’s product, (ii) for which the reseller receives a direct reimbursement from the vendor (or a clearinghouse authorized by the vendor) based on the face amount of the incentive, (iii) for which the terms of reimbursement to the reseller for the vendor’s sales incentive offered to the consumer must not be influenced by or negotiated in conjunction with any other incentive arrangements between the vendor and the reseller but, rather may only be determined by the terms of the incentive offered to consumers and (iv) whereby the reseller is subject to an agency relationship with the vendor, whether expressed or implied, in the sales incentive transaction between the vendor and the consumer. The consensus is that sales incentives that meet all of such criteria are not subject to the guidance in Issue No. 02-16. The provisions of EITF No. 03-10 are to be applied to new arrangements, including modifications to existing arrangements, entered into or redeemed in fiscal periods beginning after November 25, 2003. The Company adopted the provisions of EITF 03-10 in the fourth quarter of fiscal 2003 with no material effect on its consolidated financial statements.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 affects how an entity measures and reports financial instruments that have characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and for all other instruments for interim periods beginning after June 15, 2003. The FASB continues to address certain implementation issues associated with the application of SFAS No. 150, including those related to mandatory redeemable financial instruments representing non-controlling interests in subsidiaries’ consolidated financial statements. The Company will continue to monitor the actions of the FASB and assess the impact, if any, on its consolidated financial statements. The Company adopted the effective provisions of SFAS No. 150 in the third quarter of fiscal 2003 with no material effect on its consolidated financial statements.

In May 2003, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” This consensus addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The guidance in this EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company elected early adoption for the provisions of this consensus prospectively in the fourth quarter of fiscal 2003 with no material effect on its consolidated financial statements.

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

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” As a result of rescinding FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30, “Reporting the Results of Operations.” This statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company adopted the provisions of SFAS No. 145 in the first quarter of fiscal 2003. Accordingly, reclassifications of gains and losses from extinguishment of debt have been made for fiscal 2002 and 2001 to maintain comparability for the reported periods.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company adopted the provisions of SFAS No. 143 in the first quarter of fiscal 2003 and has recognized an initial asset of $2,844, accumulated depreciation of $2,247, a liability of $4,540 and a cumulative effect of a change in accounting principle before taxes of $3,943 ($2,484 net of tax) on its consolidated financial statements.

RECLASSIFICATIONS Certain reclassifications have been made to the prior years’ consolidated financial statements to provide comparability with the current year’s presentation.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 2—DEBT

LONG-TERM DEBT

	January 29, 2005	January 31, 2004
Medium-Term Notes, 6.7% to 6.9%, due March 2004 through March 2006	$43,000	$100,000
7.0% Senior Notes due June 2005	40,444	100,000
6.92% Term Enhanced ReMarketable Securities, due July 2016	100,000	100,000
7.5% Senior Subordinated Notes due December 2014	200,000	—
Medium-Term Notes, 6.4% to 6.52%, due July 2007 through September 2007	215	51,215
Senior Secured Credit Facility, payable through July 2006	—	22,419
Other notes payable, 3.8% to 8.0%	1,331	1,347
Capital lease obligations, payable through July 2005	422	48
Line of credit agreement	8,152	50
	393,564	375,079
Less current maturities	40,882	117,063
Total Long-term Debt	$352,682	$258,016

On December 14, 2004, the Company issued $200,000 aggregate principal amount of 7.5% Senior Subordinated Notes due December 15, 2014. The Notes are unsecured and jointly and severally guaranteed by the Company’s wholly-owned direct and indirect operating subsidiaries, The Pep Boys Manny, Moe and Jack of California, Pep Boys—Manny, Moe and Jack of Delaware, Inc. and Pep Boys—Manny, Moe and Jack of Puerto Rico, Inc. and PBY Corporation. Interest on the Notes is payable by the Company on June 15 and December 15 starting on June 15, 2005.

On December 2, 2004, the Company further amended its amended and restated line of credit agreement. The amendment increased the amount available for borrowings to $357,500, with an ability, upon satisfaction of certain conditions, to increase such amount to $400,000. The amendment also reduced the interest rate under the agreement to the London Interbank Offered Rate (LIBOR) plus 1.75% (after June 1, 2005, the rate reduces to LIBOR plus 1.50%, subject to 0.25% incremental increases as excess availability falls below $50,000). The amendment also provided the flexibility, upon satisfaction of certain conditions, to release up to $99,000 of reserves currently required as of December 2, 2004 under the line of credit agreement to support certain operating leases. This reserve was reduced to $76,401 on December 2, 2004. Finally, the amendment extended the term of the agreement through December 2009. The weighted average interest rate on borrowings under the line of credit agreement was 4.1% and 3.4% at January 29, 2005 and January 31, 2004, respectively.

In December 2004, the Company repurchased, through a tender offer, $59,556 aggregate principal amount of its 7.00% Senior Notes due June 1, 2005. In the second quarter of 2004, the Company reclassified the $100,000 aggregate principal amount of the 7.00% Senior Notes then outstanding to current liabilities on the consolidated balance sheet.

Upon maturity on November 5, 2004, the Company retired the remaining $16,000 aggregate principal amount of its 6.67% Medium-Term Notes. In the fourth quarter of fiscal 2003, the Company reclassified the $16,000 aggregate principal amount of the 6.67% Medium-Term Notes then outstanding to current liabilities on the balance sheet.

Upon maturity on November 3, 2004, the Company retired the remaining $30,000 aggregate principal amount of its 6.71% Medium-Term Notes. In the second quarter of fiscal 2004, the Company repurchased, on the open

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 2—DEBT (Continued)

market, $5,000 aggregate principal amount of the 6.71% Medium-Term Notes. In the fourth quarter of 2003, the Company reclassified the $35,000 aggregate principal amount of the 6.71% Medium-Term Notes then outstanding to current liabilities on the balance sheet.

On April 1, 2004, the Company prepaid the $22,419 aggregate principal amount of Senior Secured Credit Facility (equipment and real estate) then outstanding .

In the first quarter of fiscal 2004, the Company repurchased, on the open market, $32,000 aggregate principal amount of 6.75% Medium-Term Notes due March 10, 2004 and $25,000 aggregate principal amount of 6.65% Medium-Term Notes due March 3, 2004. In the first quarter of fiscal 2003, the Company reclassified the $32,000 aggregate principal amount of the 6.75% Medium-Term Notes and the $25,000 aggregate principal amount of the 6.65% Medium-Term Notes to current liabilities on the consolidated balance sheet.

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

The other notes payable have a weighted average interest rate of 4.8% at January 29, 2005 and 5.1% at January 31, 2004, and mature at various times through August 2016. Certain of these notes are collateralized by land and buildings with an aggregate carrying value of approximately $6,766 and $6,995 at January 29, 2005 and January 31, 2004, respectively.

CONVERTIBLE DEBT

	January 29, 2005	January 31, 2004
4.25% Senior convertible notes, due June 2007	$119,000	$150,000

Less current maturities	—	—
Total Long-term Convertible Debt	$119,000	$150,000

On May 21, 2002, the Company issued $150,000 aggregate principal amount of 4.25% Convertible Senior Notes due June 1, 2007. The notes are unsecured and jointly and severally guaranteed by the Company’s wholly-owned direct and indirect operating subsidiaries, The Pep Boys Manny Moe & Jack of California, Pep Boys—Manny, Moe & Jack of Delaware, Inc. and Pep Boys—Manny, Moe & Jack of Puerto Rico, Inc. PBY Corporation was added as a subsidiary guarantor on January 6, 2005. The notes may be converted into shares of Pep Boys common stock at any time prior to their maturity unless they have been previously repurchased or redeemed by the Company. The conversion rate is 44.6484 shares per each $1,000 principal amount of notes, equivalent to a conversion price of approximately $22.40 per share. Interest on the notes is payable by the Company on June 1 and December 1 of each year. In January 2005, the Company repurchased, in private transactions, $31,000 aggregate principal amount of these notes.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 2—DEBT (Continued)

Several of the Company’s debt agreements require the maintenance of certain financial ratios and compliance with covenants. The most restrictive of these covenants, an EBITDA restriction, is triggered if the Company’s availability under its line of credit agreement drops below $50,000. As of January 29, 2005 the Company was in compliance with such EBITDA restriction and all other covenants contained in its debt agreements.

The annual maturities of all long-term debt and capital lease commitments for the next five years are:

Year	Long-Term Debt	Capital Leases	Total
2005	$40,460	$422	$40,882
2006	44,031	—	44,031
2007	119,215	—	119,215
2008	8,152	—	8,152
2009	—	—	—
Thereafter	300,284	—	300,284
Total	$512,142	$422	$512,564

The Company was contingently liable for outstanding letters of credit in the amount of approximately $35,493 and $40,886 at January 29, 2005 and January 31, 2004, respectively. The Company was also contingently liable for surety bonds in the amount of approximately $4,442 and $7,724 at January 29, 2005 and January 31, 2004, respectively.

NOTE 3—ACCRUED EXPENSES

The Company’s accrued expenses as of January 29, 2005 and January 31, 2004, were as follows:

	January 29, 2005	January 31, 2004
Casualty and medical risk insurance	$164,065	$136,599
Accrued compensation and related taxes	45,899	51,043
Legal reserves	1,877	26,576
Other	94,830	53,347
Total	$306,671	$267,565

NOTE 4—OTHER CURRENT ASSETS

The Company’s other current assets as of January 29, 2005 and January 31, 2004, were as follows:

	January 29, 2005	January 31, 2004
Reinsurance premiums receivable	$80,397	$67,326
Income taxes receivable	15,404	13,517
Other	264	253
Total	$96,065	$81,096

NOTE 5—LEASE AND OTHER COMMITMENTS

On October 18, 2004, the Company entered into a Master Lease agreement providing for the lease of up to $35,000 of new point-of-sale hardware for the Company’s stores. This Master Lease will be reflected in the Company’s consolidated financial statements as an operating lease. The Company has evaluated this transaction in accordance with the guidance of FIN 46R and has determined that it is not required to consolidate the leasing entity. The Company has drawn approximately $18,172 on this operating lease facility as of January 29, 2005.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
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

In accordance with FIN 45, the Company has recorded a liability for the fair value of the guarantee related to this operating lease. As of January 29, 2005 and January 31, 2004, the current value of this liability was $3,491 and $4,488, respectively, which is recorded in other long-term liabilities on the consolidated balance sheets.

In May 2001, the Company sold certain operating assets for $14,000. The assets were leased back from the purchaser in a lease structured as a one-year term with three one-year renewal options. The resulting lease was accounted for as an operating lease and the gain of $3,817 from the sale of certain operating assets was deferred at the time of sale. In May 2004, the Company repurchased these assets for $5,468. The remaining deferred gain of $3,729 was netted against the purchase price of the repurchased assets resulting in a net book value of $1,739 recorded on the consolidated balance sheet as of July 31, 2004 for the repurchased assets.

The Company leases certain property and equipment under operating leases and capital leases which contain renewal and escalation clauses, step rent provisions, capital improvements funding and other lease concessions. These provisions are considered in the Company’s calculation of the Company’s minimum lease payments which are recognized as expense on a straight-line basis over the applicable lease term. In accordance with SFAS No. 13, as amended by SFAS No. 29, any lease payments that are based upon an existing index or rate are included in the Company’s minimum lease payment calculations. Future minimum rental payments for noncancelable operating leases and capital leases in effect as of January 29, 2005 are shown in the table below. All amounts are exclusive of lease obligations and sublease rentals applicable to stores for which reserves, in conjunction with the restructuring, have previously been established. The aggregate minimum rental payments for such leases having initial terms of more than one year are approximately:

Year	Operating Leases	Capital Leases
2005	$59,039	$422
2006	57,137	—
2007	54,884	—
2008	46,878	—
2009	33,646	—
Thereafter	219,444	—
Aggregate minimum lease payments	$471,028	$422
Less: interest on capital leases		—
Present Value of Net Minimum Lease Payments		$422

Rental expenses incurred for operating leases in fiscal years 2004, 2003 and 2002 were $60,941, $63,806 and $61,282, respectively.

In October 2001, the Company entered into a contractual commitment to purchase media advertising services with equal annual purchase requirements totaling $39,773 over four years. During the second quarter of fiscal 2004, it was determined that the Company would be unable to meet its obligation for the 2004 contract year which ended on November 30, 2004. As a result, the Company recorded a $1,579 charge to selling, general and administrative

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 5—LEASE AND OTHER COMMITMENTS (Continued)

expenses in the quarter ending July 31, 2004 related to the anticipated shortfall in this purchase commitment. The minimum required purchases for 2005 (the remaining year of this commitment) is $7,009, which the Company expects to meet.

NOTE 6—STOCKHOLDERS’ EQUITY

SHARE REPURCHASE—TREASURY STOCK  In the third quarter of fiscal 2004, the Company announced a share repurchase program for up to $100,000 of the Company’s shares. Under the program, the Company may repurchase its shares of common stock in the open market or in privately negotiated transactions, from time to time prior to September 8, 2005. As of January 29, 2005, the Company had repurchased a total of 3,077,000 shares at an average cost of $12.91 per share ($39,718).

All of these repurchased shares were placed into the Company’s treasury. A portion of the treasury shares will be used by the Company to provide benefits to employees under its compensation plans and in conjunction with the Company’s dividend reinvestment program. As of January 29, 2005, the Company has reflected 11,305,130 shares of its common stock at a cost of $172,564 as “cost of shares in treasury” on the Company’s consolidated balance sheet.

SALE OF COMMON STOCK  On March 24, 2004, the Company sold 4,646,464 shares of common stock (par value $1 per share) at a price of $24.75 per share for net proceeds of $108,854.

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

BENEFITS TRUST  On April 29, 1994, the Company established a flexible employee benefits trust with the intention of purchasing up to $75,000 worth of the Company’s common shares. The repurchased shares will be held in the trust and will be used to fund the Company’s existing benefit plan obligations including healthcare programs, savings and retirement plans and other benefit obligations. The trust will allocate or sell the repurchased shares through 2023 to fund these benefit programs. As shares are released from the trust, the Company will charge or credit additional paid-in capital for the difference between the fair value of shares released and the original cost of the shares to the trust. For financial reporting purposes, the trust is consolidated with the accounts of the Company. All dividend and interest transactions between the trust and the Company are eliminated. In connection with the Dutch Auction self-tender offer, 37,230 shares were tendered at a price of $16.00 per share in fiscal 1999. At January 29, 2005, the Company has reflected 2,195,270 shares of its common stock at a cost of $59,264 as “cost of shares in benefits trust” on the Company’s consolidated balance sheet.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 7—RESTRUCTURING

Building upon the Profit Enhancement Plan launched in October 2000, the Company, during fiscal 2003, conducted a comprehensive review of its operations including individual store performance, the entire management infrastructure and its merchandise and service offerings. On July 31, 2003, the Company announced several initiatives aimed at realigning its business and continuing to improve upon the Company’s profitability. These actions, including the disposal and sublease of the Company’s real properties, were substantially completed by January 31, 2004 with net costs of approximately $65,986. The Company is accounting for these initiatives in accordance with the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. These initiatives included:

Closure of 33 under-performing stores on July 31, 2003

The charges related to these closures included a $31,237 write-down of fixed assets, $424 in long-term lease and other related obligations, net of subleases, $980 in workforce reduction costs, store breakdown costs of $2,031 and inventory transfer costs of $862. These charges are included in discontinued operations in the consolidated statement of operations. The write-down of fixed assets includes the adjustment to the market value of those owned stores that are now classified as assets held for disposal in accordance with SFAS No. 144 and the write-down of leasehold improvements. The assets held for disposal have been valued at the lower of their carrying amount or their estimated fair value, net of disposal costs. The long-term lease and other related obligations represent the fair value of such obligations less the estimated net sublease income. The workforce reduction costs represent the involuntary termination benefits payable to approximately 900 store employees, all of whom were notified on or prior to July 31, 2003. Severance for these employees was accrued in accordance with SFAS No. 146. Approximately 61% of these employees were terminated as of November 1, 2003. The remaining employees accepted other positions within the Company subsequent to the July 31, 2003 notification date. The accrued severance of $557 related to employees that accepted other positions was reversed in the third quarter of fiscal 2003. An additional $187 in accrued severance was reversed in the fourth quarter of fiscal 2003 due to a change in the estimate of severance payable. These reversals were recorded in discontinued operations on the consolidated statement of operations.

Discontinuation of certain merchandise offerings

In the second quarter of fiscal 2003, the Company recorded a $24,580 write-down of inventory as a result of a decision to discontinue certain merchandising offerings. This write-down was recorded in cost of merchandise sales on the consolidated statement of operations.

Corporate realignment

The charges related to this fiscal 2003 realignment included $3,070 in workforce reduction costs, $2,543 of expenses incurred in the development of the restructuring plan, a $536 write-down of certain assets and $467 in costs related to two warehouse lease terminations. The workforce reduction costs represent the involuntary termination benefits payable to 150 Store Support Center employees and field managers. All of these employees were terminated as of November 1, 2003. The realignment charges were recorded in selling, general and administrative expenses and cost of merchandise sales on the consolidated statement of operations.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 7—RESTRUCTURING (Continued)

Reserve Summary

The following chart details the reserve balances through January 29, 2005. The reserve includes remaining rent on leases net of sublease income, other contractual obligations associated with leased properties and employee severance.

	Severance	Lease Expenses	Contractual Obligations	Total
Reserve balance at Feb. 1, 2003	$—	$—	$—	$—
Original reserve	4,050	2,332	887	7,269
Provision for present value of liabilities	—	92	25	117
Changes in assumptions about future sublease income, lease termination, contractual obligations and severance	(744)	2,098	(44)	1,310
Cash payments	(2,933)	(2,154)	(405)	(5,492)
Reserve balance at Jan. 31, 2004	373	2,368	463	3,204
Provision for present value of liabilities	—	160	256	416
Changes in assumptions about future sublease income, lease termination, contractual obligations and severance	(158)	82	—	(76)
Cash payments	(215)	(855)	(578)	(1,648)
Reserve balance at Jan. 29, 2005	$—	$1,755	$141	$1,896

NOTE 8—DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Company’s discontinued operations reflect the operating results for the 33 stores closed on July 31, 2003 as part of the Company’s corporate restructuring. The results for the fiscal years ended January 31, 2004 and February 1, 2003 have been reclassified to show the results of operations for the 33 closed stores as discontinued operations. Below is a summary of these results:

Year ended	January 29, 2005	January 31, 2004	February 1, 2003
Total Revenues	$1	$37,722	$74,711
Total Gross (Loss) Profit	(3,342)	(15,695)	17,215
Selling, General, and Administrative Expenses	(10)	9,981	16,283
(Loss) Earnings from Discontinued Operations Before Income Taxes	(3,332)	(25,676)	932
(Loss) Earnings from Discontinued Operations, Net of Tax	$(2,087)	$(16,265)	$587

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 8—DISCONTINUED OPERATIONS (Continued)

Additionally, the Company has made certain reclassifications to its consolidated balance sheets to reflect the assets held for disposal and assets from discontinued operations associated with the 33 stores closed on July 31, 2003. As of January 29, 2005 and January 31, 2004, the balances reclassified to assets held for disposal were as follows:

	January 29, 2005	January 31, 2004
Land	$543	$8,954
Building and improvements	122	7,975
	$665	$16,929

Two of the Company’s closed stores remained unsold as of January 29, 2005. One of the properties is without an executed agreement of sale and was reclassified in the second quarter of fiscal 2004 to assets held for use at market value, which is lower than cost adjusted for depreciation. The other property is the subject of an executed agreement of sale as of January 29, 2005 and therefore will remain in assets held for disposal until the completion of sale.

During fiscal 2004, the Company sold assets held for disposal for proceeds of $13,327 resulting in a loss of $91 which was recorded in discontinued operations on the consolidated statement of operations.

During fiscal 2003, the Company sold assets held for disposal for proceeds of $12,068, resulting in a gain of $7,097 which was recorded in discontinued operations on the consolidated statement of operations.

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION

On December 14, 2004, the Company issued $200,000 aggregate principal amount of 7.50% Senior Subordinated Notes due December 15, 2014, and on May 21, 2002, the Company issued $150,000 aggregate principal amount of 4.25% Convertible Senior Notes. Both issuances are unsecured and jointly and severally guaranteed by the Company’s wholly-owned direct and indirect operating subsidiaries, The Pep Boys Manny, Moe and Jack of California, Pep Boys—Manny, Moe and Jack of Delaware, Inc. and Pep Boys—Manny, Moe and Jack of Puerto Rico, Inc. PBY Corporation was added as a subsidiary guarantor of both issuances on January 6, 2005.

The following are consolidating balance sheets of the Company as of January 29, 2005 and January 31, 2004 and the related consolidating statements of operations and consolidating statements of cash flows for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003. The consolidating balance sheet as of January 31, 2004 and the related consolidating statements of operations and cash flows for the fiscal years ended January 31, 2004 and February 1, 2003 have been reclassified to show PBY Corporation as a subsidiary guarantor for comparative purposes.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONSOLIDATING BALANCE SHEET

As of January 29, 2005	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidation/ Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$59,032	$8,474	$15,252	$—	$82,758
Accounts receivable, net	14,150	16,844	—	—	30,994
Merchandise inventories	205,908	396,852	—	—	602,760
Prepaid expenses	28,535	17,450	21,499	(22,135)	45,349
Deferred income taxes	3,140	(28,192)	5,645	19,407	—
Other	19,170	12,097	64,798	—	96,065
Assets held for disposal	—	665	—	—	665
Total Current Assets	329,935	424,190	107,194	(2,728)	858,591
Property and Equipment—at cost:
Land	87,314	174,671	—	—	261,985
Buildings and improvements	315,170	600,929	—	—	916,099
Furniture, fixtures and equipment	296,732	336,366	—	—	633,098
Construction in progress	38,240	2,186	—	—	40,426
	737,456	1,114,152	—	—	1,851,608
Less accumulated depreciation and amortization	390,331	516,246	—	—	906,577
Total Property and Equipment—Net	347,125	597,906	—	—	945,031
Investment in subsidiaries	1,585,211	1,130,247	—	(2,715,458)	—
Intercompany receivable	—	845,384	85,881	(931,265)	—
Other	59,900	3,501	—	—	63,401
Total Assets	$2,322,171	$3,001,228	$193,075	$(3,649,451)	$1,867,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$310,972	$9	$—	$—	$310,981
Accrued expenses	60,178	90,014	178,614	(22,135)	306,671
Current deferred taxes	—	—	—	19,406	19,406
Current maturities of long-term debt and obligations under capital leases	40,882	—	—	—	40,882
Total Current Liabilities	412,032	90,023	178,614	(2,729)	677,940
Long-term debt and obligations under capital leases, less current maturities	347,315	5,367	—	—	352,682
Convertible long-term debt, less current maturities	119,000	—	—	—	119,000
Other long-term liabilities	11,416	26,561	—	—	37,977
Intercompany liabilities	765,068	166,196	—	(931,264)	—
Deferred income taxes	13,884	12,084	—	—	25,968
Stockholders’ Equity:
Common stock	68,557	1,502	100	(1,602)	68,557
Additional paid-in capital	284,966	436,858	3,900	(440,758)	284,966
Retained earnings	536,780	2,262,637	10,461	(2,273,098)	536,780
Common stock subscriptions receivable	(167)	—	—	—	(167)
Accumulated other comprehensive loss	(4,852)	—	—	—	(4,852)
	885,284	2,700,997	14,461	(2,715,458)	885,284
Less:
Cost of shares in treasury	172,564	—	—	—	172,564
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity	653,456	2,700,997	14,461	(2,715,458)	653,456
Total Liabilities and Stockholders’ Equity	$2,322,171	$3,001,228	$193,075	$(3,649,451)	$1,867,023

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONSOLIDATING BALANCE SHEET

As of January 31, 2004	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidation/ Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$43,929	$9,072	$7,983	$—	$60,984
Accounts receivable, net	14,573	15,989	—	—	30,562
Merchandise inventories	191,111	362,451	—	—	553,562
Prepaid expenses	25,860	16,714	17,656	(20,750)	39,480
Deferred income taxes	7,224	8,354	5,248	—	20,826
Other	17,891	7,494	55,711	—	81,096
Assets held for disposal	8,083	8,846	—	—	16,929
Total Current Assets	308,671	428,920	86,598	(20,750)	803,439
Property and Equipment—at cost:
Land	87,484	176,423	—	—	263,907
Buildings and improvements	308,066	591,048	—	—	899,114
Furniture, fixtures and equipment	286,472	300,135	—	—	586,607
Construction in progress	12,800	—	—	—	12,800
	694,822	1,067,606	—	—	1,762,428
Less accumulated depreciation and amortization	363,652	475,567	—	—	839,219
Total Property and Equipment—Net	331,170	592,039	—	—	923,209
Investment in subsidiaries	1,440,412	1,162,965	—	(2,603,377)	—
Intercompany receivable	—	667,856	98,633	(766,489)	—
Other	48,240	3,158	—	—	51,398
Total Assets	$2,128,493	$2,854,938	$185,231	$(3,390,616)	$1,778,046
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$342,575	$9	$—	$—	$342,584
Accrued expenses	43,670	91,564	153,081	(20,750)	267,565
Current maturities of long-term debt and obligations under capital leases	117,063	—	—	—	117,063
Total Current Liabilities	503,308	91,573	153,081	(20,750)	727,212
Long-term debt and obligations under capital leases, less current maturities	257,983	33	—	—	258,016
Convertible long-term debt, less current maturities	150,000	—	—	—	150,000
Other long-term liabilities	13,444	29,664	—	—	43,108
Intercompany liabilities	607,168	159,321	—	(766,489)	—
Deferred income taxes	26,856	3,120	—	—	29,976
Stockholders’ Equity:
Common stock	63,911	1,502	100	(1,602)	63,911
Additional paid-in capital	177,317	436,857	3,900	(440,757)	177,317
Retained earnings	531,933	2,132,868	28,150	(2,161,018)	531,933
Accumulated other comprehensive loss	(15)	—	—	—	(15)
	773,146	2,571,227	32,150	(2,603,377)	773,146
Less:
Cost of shares in treasury	144,148	—	—	—	144,148
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity	569,734	2,571,227	32,150	(2,603,377)	569,734
Total Liabilities and Stockholders’ Equity	$2,128,493	$2,854,938	$185,231	$(3,390,616)	$1,778,046

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Year ended January 29, 2005	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidation/ Elimination	Consolidated
Merchandise Sales	$647,135	$1,215,880	$—	$—	$1,863,015
Service Revenue	141,915	267,966	—	—	409,881
Other Revenue	—	—	28,432	(28,432)	—
Total Revenues	789,050	1,483,846	28,432	(28,432)	2,272,896
Costs of Merchandise Sales	469,421	863,875	—	—	1,333,296
Costs of Service Revenue	108,554	208,588	—	—	317,142
Costs of Other Revenue	—	—	35,693	(35,693)	—
Total Costs of Revenues	577,975	1,072,463	35,693	(35,693)	1,650,438
Gross Profit from Merchandise Sales	177,714	352,005	—	—	529,719
Gross Profit from Service Revenue	33,361	59,378	—	—	92,739
Gross Loss from Other Revenue	—	—	(7,261)	7,261	—
Total Gross Profit (Loss)	211,075	411,383	(7,261)	7,261	622,458
Selling, General and Administrative Expenses	189,161	350,598	316	7,261	547,336
Operating Profit (Loss)	21,914	60,785	(7,577)	—	75,122
Equity in Earnings of Subsidiaries	62,122	64,958	—	(127,080)	—
Non-Operating (Expense) Income	(18,317)	71,679	3,397	(54,935)	1,824
Interest Expense	64,268	26,632	—	(54,935)	35,965
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	1,451	170,790	(4,180)	(127,080)	40,981
Income Tax (Benefit) Expense	(22,515)	39,320	(1,490)	—	15,315
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	23,966	131,470	(2,690)	(127,080)	25,666
Loss from Discontinued Operations, Net of Tax	(387)	(1,700)	—	—	(2,087)
Net (Loss) Earnings	$23,579	$129,770	$(2,690)	$(127,080)	$23,579

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Year ended January 31, 2004	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidation/ Elimination	Consolidated
Merchandise Sales	$591,505	$1,136,881	$—	$—	$1,728,386
Service Revenue	141,304	264,580	—	—	405,884
Other Revenue	—	—	26,825	(26,825)	—
Total Revenues	732,809	1,401,461	26,825	(26,825)	2,134,270
Costs of Merchandise Sales	426,260	816,100	—	—	1,242,360
Costs of Service Revenue	105,940	205,182	—	—	311,122
Costs of Other Revenue	—	—	31,636	(31,636)	—
Total Costs of Revenues	532,200	1,021,282	31,636	(31,636)	1,553,482
Gross Profit from Merchandise Sales	165,245	320,781	—	—	486,026
Gross Profit from Service Revenue	35,364	59,398	—	—	94,762
Gross Loss from Other Revenue	—	—	(4,811)	4,811	—
Total Gross Profit (Loss)	200,609	380,179	(4,811)	4,811	580,788
Selling, General and Administrative Expenses	192,228	372,481	314	4,811	569,834
Operating Profit (Loss)	8,381	7,698	(5,125)	—	10,954
Equity in Earnings of Subsidiaries	16,070	41,666	—	(57,736)	—
Non-Operating (Expense) Income	(17,055)	65,075	3,390	(48,070)	3,340
Interest Expense	61,675	24,650	—	(48,070)	38,255
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(54,279)	89,789	(1,735)	(57,736)	(23,961)
Income Tax (Benefit) Expense	(24,920)	16,728	(624)	—	(8,816)
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(29,359)	73,061	(1,111)	(57,736)	(15,145)
Loss from Discontinued Operations, Net of Tax	(3,636)	(12,629)	—	—	(16,265)
Cumulative Effect of Change in Accounting Principle, Net of Tax	(899)	(1,585)	—	—	(2,484)
Net (Loss) Earnings	$(33,894)	$58,847	$(1,111)	$(57,736)	$(33,894)

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Year ended February 1, 2003	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidation/ Elimination	Consolidated
Merchandise Sales	$585,819	$1,111,809	$—	$—	$1,697,628
Service Revenue	140,419	259,730	—	—	400,149
Other Revenue	—	—	26,075	(26,075)	—
Total Revenues	726,238	1,371,539	26,075	(26,075)	2,097,777
Costs of Merchandise Sales	407,538	780,479	—	—	1,188,017
Costs of Service Revenue	101,894	197,900	—	—	299,794
Costs of Other Revenue	—	—	29,498	(29,498)	—
Total Costs of Revenues	509,432	978,379	29,498	(29,498)	1,487,811
Gross Profit from Merchandise Sales	178,281	331,330	—	—	509,611
Gross Profit from Service Revenue	38,525	61,830	—	—	100,355
Gross Loss from Other Revenue	—	—	(3,423)	3,423	—
Total Gross Profit (Loss)	216,806	393,160	(3,423)	3,423	609,966
Selling, General and Administrative Expenses	168,327	332,120	293	3,423	504,163
Operating Profit (Loss)	48,479	61,040	(3,716)	—	105,803
Equity in Earnings of Subsidiaries	63,983	70,805	—	(134,788)	—
Non-Operating (Expense) Income	(16,977)	64,362	4,083	(48,371)	3,097
Interest Expense	70,099	25,509	—	(48,371)	47,237
Earnings from Continuing Operations Before Income Taxes	25,386	170,698	367	(134,788)	61,663
Income Tax (Benefit) Expense	(13,502)	36,170	114	—	22,782
Net Earnings from Continuing Operations	38,888	134,528	253	(134,788)	38,881
Earnings from Discontinued Operations, Net of Tax	580	7	—	—	587
Net Earnings	$39,468	$134,535	$253	$(134,788)	$39,468

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended January 29, 2005	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidation/ Elimination	Consolidated
Cash Flows from Operating Activities:
Net Earnings (Loss)	$23,579	$129,770	$(2,690)	$(127,080)	$23,579
Net Loss from Discontinued Operations	(387)	(1,700)	—	—	(2,087)
Net Earnings (Loss) from Continuing Operations	23,966	131,470	(2,690)	(127,080)	25,666
Adjustments to Reconcile Net Earnings (Loss) to Net Cash (Used in) Provided By Continuing Operations:
Depreciation and amortization	29,261	47,359	—	—	76,620
Accretion of asset disposal obligation	29	106	—	—	135
Equity in earnings of subsidiaries	(144,798)	32,718	—	112,080	—
Stock compensation expense	1,184	—	—	—	1,184
Deferred income taxes	(18,584)	45,835	(398)	—	26,853
Deferred gain on sale leaseback	(34)	(96)	—	—	(130)
Gain from sale of assets	(199)	(11,649)	—	—	(11,848)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, prepaid expenses and other	(5,677)	(5,849)	(12,930)	1,385	(23,071)
Increase in merchandise inventories	(14,797)	(34,401)	—	—	(49,198)
Increase in accounts payable	(24,387)	—	—	—	(24,387)
Increase (increase) in accrued expenses	15,624	(13,920)	25,534	(1,385)	25,853
(Decrease) increase in other long-term liabilities	(887)	(385)	—	—	(1,272)
Net Cash (Used in) Provided by Continuing Operations	(139,299)	191,188	9,516	(15,000)	46,405
Net Cash Provided by Discontinued Operations	(479)	(2,253)	—	—	(2,732)
Net Cash (Used in) Provided by Operating Activities	(139,778)	188,935	9,516	(15,000)	43,673
Cash Flows from Investing Activities:
Capital expenditures	(43,975)	(44,093)	—	—	(88,068)
Proceeds from sales of assets	331	17,690	—	—	18,021
Proceeds from sales of assets held for disposal	7,826	5,501	—	—	13,327
Net Cash (Used in) Provided by Investing Activities	(35,818)	(20,902)	—	—	(56,720)
Cash Flows from Financing Activities:
Net payments under line of credit agreements	2,768	5,334	—	—	8,102
Payments for finance issuance costs	(5,500)	—	—	—	(5,500)
Payments on short term borrowing	(7,216)	—	—	—	(7,216)
Payments on capital lease obligations	(1,040)	—	—	—	(1,040)
Reduction of long-term debt	(189,991)	—	—	—	(189,991)
Reduction of convertible debt	(31,000)	—	—	—	(31,000)
Proceeds from issuance of notes	200,000	—	—	—	200,000
Intercompany Loan	161,212	(173,965)	12,753	—	—
Dividends paid	(15,676)	—	(15,000)	15,000	(15,676)
Repurchase of common stock	(39,718)	—	—	—	(39,718)
Proceeds from issuance of common stock	108,854	—	—	—	108,854
Proceeds from exercise of stock options	6,887	—	—	—	6,887
Proceeds from dividend reinvestment plan	1,119	—	—	—	1,119
Net Cash Provided by Financing Activities	190,699	(168,631)	(2,247)	15,000	34,821
Net Increase (Decrease) in Cash	15,103	(598)	7,269	—	21,774
Cash and Cash Equivalents at Beginning of Year	43,929	9,072	7,983	—	60,984
Cash and Cash Equivalents at End of Year	$59,032	$8,474	$15,252	$—	$82,758

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended January 31, 2004	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidation/ Elimination	Consolidated
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(33,894)	$58,849	$(1,111)	$(57,738)	$(33,894)
Net Loss from Discontinued Operations	(3,351)	(12,914)	—	—	(16,265)
Net (Loss) Earnings from Continuing Operations	(30,543)	71,763	(1,111)	(57,738)	(17,629)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash Provided By Continuing Operations:
Depreciation and amortization	31,312	46,963	—	—	78,275
Cumulative effect of change in accounting principle, net of tax	899	1,585	—	—	2,484
Accretion of asset disposal obligation	38	125	—	—	163
Equity in earnings of subsidiaries	(16,072)	(41,666)	—	57,738	—
Deferred income taxes	2,838	(6,722)	2,482	—	(1,402)
Deferred gain on sale leaseback	(149)	(276)	—	—	(425)
Loss on asset impairments	13,164	1,371	—	—	14,535
(Gain) loss from sale of assets	(7)	68	—	—	61
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, prepaid expenses and other	(22,786)	(12,614)	828	1,375	(33,197)
Increase in merchandise inventories	(24,945)	(39,735)	—	—	(64,680)
Increase in accounts payable	142,531	—	—	—	142,531
(Decrease) increase in accrued expenses	(21,104)	37,652	10,592	(1,375)	25,765
Increase (decrease) in other long-term liabilities	3,610	(1,884)	—	—	1,726
Net Cash Provided by Continuing Operations	78,786	56,630	12,791	—	148,207
Net Cash Provided by Discontinued Operations	768	1,680	—	—	2,448
Net Cash Provided by Operating Activities	79,554	58,310	12,791	—	150,655
Cash Flows from Investing Activities:
Capital expenditures from continuing operations	(26,309)	(15,538)	—	—	(41,847)
Proceeds from sales of assets	870	2,446	—	—	3,316
Proceeds from sales of assets held for disposal	—	13,214	—	—	13,214
Net Cash (Used in) Provided by Investing Activities	(25,439)	122	—	—	(25,317)
Cash Flows from Financing Activities:
Net payments under line of credit agreements	(169)	(328)	—	—	(497)
Payments for finance issuance costs	(2,356)	—	—	—	(2,356)
Payments on capital lease obligations	(700)	—	—	—	(700)
Reduction of long-term debt	(101,183)	—	—	—	(101,183)
Intercompany loan	63,956	(58,752)	(5,204)	—	—
Dividends paid	(14,089)	—	—	—	(14,089)
Proceeds from exercise of stock options	10,483	—	—	—	10,483
Proceeds from dividend reinvestment plan	1,218	—	—	—	1,218
Net Cash Used In Financing Activities	(42,840)	(59,080)	(5,204)	—	(107,124)
Net Increase (Decrease) in Cash	11,275	(648)	7,587	—	18,214
Cash and Cash Equivalents at Beginning of Year	32,654	9,720	396	—	42,770
Cash and Cash Equivalents at End of Year	$43,929	$9,072	$7,983	$—	$60,984

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended February 1, 2003	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidation/ Elimination	Consolidated
Cash Flows from Operating Activities:
Net Earnings	$39,468	$134,535	$253	$(134,788)	$39,468
Net Earnings from Discontinued Operations	557	30	—	—	587
Net Earnings from Continuing Operations	38,911	134,505	253	(134,788)	38,881
Adjustments to Reconcile Net Earnings to Net Cash Provided By Continuing Operations:
Depreciation and amortization	34,986	48,663	—	—	83,649
Deferred income taxes	2,126	(5,113)	(788)	—	(3,775)
Deferred gain on sale leaseback	(11)	(101)	—	—	(112)
Equity in earnings of subsidiaries	(63,983)	(70,805)	—	134,788	—
Loss on assets held for disposal	11	815	—	—	826
Gain from sale of assets	(216)	(1,693)	—	—	(1,909)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other	15,170	(41,131)	10,935	2,125	(12,901)
Decrease in merchandise inventories	10,530	20,061	—	—	30,591
Decrease in accounts payable	(16,032)	—	—	—	(16,032)
Increase in accrued expenses	472	269	13,045	(2,125)	11,661
(Decrease) increase in other long-term liabilities	(652)	744	—	—	92
Net Cash Provided by Continuing Operations	21,312	86,214	23,445	—	130,971
Net Cash Provided by Discontinued Operations	1,895	3,050	—	—	4,945
Net Cash Provided by Operating Activities	23,207	89,264	23,445	—	135,916
Cash Flows from Investing Activities:
Capital expenditures from continuing operations	(24,521)	(14,884)	—	—	(39,405)
Capital expenditures from discontinued operations	(163)	(1,859)	—	—	(2,022)
Proceeds from sales of assets	816	1,820	—	—	2,636
Proceeds from assets held for disposal	1,234	7,188	—	—	8,422
Net Cash Used in Investing Activities	(22,634)	(7,735)	—	—	(30,369)
Cash Flows from Financing Activities:
Net payments under line of credit agreements	(23,841)	(46,454)	—	—	(70,295)
Payments for finance issuance costs	(3,750)	—	—	—	(3,750)
Repayment of life insurance policy loan	(17,908)	(2,778)	—	—	(20,686)
Payments on capital lease obligations	(642)	—	—	—	(642)
Reduction of long-term debt	(121,938)	—	—	—	(121,938)
Net proceeds from issuance of notes	150,000	—	—	—	150,000
Intercompany loan	56,811	(33,445)	(23,366)	—	—
Dividends paid	(13,911)	—	—	—	(13,911)
Proceeds from exercise of stock options	1,139	—	—	—	1,139
Proceeds from dividend reinvestment plan	1,325	—	—	—	1,325
Net Cash Provided by (Used in) Financing Activities	27,285	(82,677)	(23,366)	—	(78,758)
Net Increase (Decrease) in Cash	27,858	(1,148)	79	—	26,789
Cash and Cash Equivalents at Beginning of Year	4,796	10,867	318	—	15,981
Cash and Cash Equivalents at End of Year	$32,654	$9,719	$397	$—	$42,770

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 10—BENEFIT PLANS

DEFINED BENEFIT PLANS

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

The Company also has a Supplemental Executive Retirement Plan (SERP). This unfunded plan has a defined benefit component that provides key employees designated by the Board of Directors with retirement and death benefits. Retirement benefits are based on salary and bonuses; death benefits are based on salary. Benefits paid to a participant under the defined pension plan are deducted from the benefits otherwise payable under the defined benefit portion of the SERP.

Effective March 25, 2002, the Company modified the defined benefit formula of the SERP. These modifications resulted in a $2,101 change in benefit obligation in fiscal 2002.

On January 31, 2004, the Company amended and restated its SERP. This amendment converted the defined benefit plan to a defined contribution plan for certain unvested participants and all future participants, and resulted in an expense under SFAS No. 88 of approximately $2,191. All vested participants under the defined benefits portion will continue to accrue benefits according to the previous defined benefit formula.

In fiscal 2004, the Company settled several obligations related to the benefits under the defined benefit SERP. These obligations totaled $2,065. These obligations resulted in an expense under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” of approximately $774 in fiscal 2004.

In fiscal 2003, the Company settled an obligation of $12,620 related to the defined benefits SERP obligation for the former Chairman and CEO. That obligation resulted in an expense under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” of approximately $5,231.

Pension expense includes the following:

Year ended	Jan. 29, 2005	Jan. 31, 2004	Feb. 1, 2003
Service cost	$438	$611	$587
Interest cost	2,903	3,056	2,934
Expected return on plan assets	(2,299)	(2,064)	(2,300)
Amortization of transitional obligation	163	274	274
Amortization of prior service cost	364	615	297
Recognized actuarial loss	1,733	1,723	1,451
Net periodic benefit cost	3,302	4,215	3,243
FAS 88 curtailment charge	—	2,191	—
FAS 88 settlement charge	774	5,231	—
FAS 88 special termination benefits	—	300	—
Total Pension Expense	$4,076	$11,937	$3,243

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 10—BENEFIT PLANS (Continued)

The following table sets forth the reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company’s defined benefit plans:

Year ended	January 29, 2005	January 31, 2004
Change in Benefit Obligation:

Benefit obligation at beginning of year	$47,197	$46,587
Service cost	438	611
Interest cost	2,903	3,056
Plan amendments	—	2,282
Curtailment gain	—	(505)
Settlement loss	2,316	5,576
Special termination benefits	—	300
Liability transfer	—	(671)
Actuarial loss	2,383	4,201
Benefits paid	(2,853)	(14,240)
Benefit Obligation at End of Year	$52,384	$47,197
Change in Plan Assets:

Fair value of plan assets at beginning of year	$34,730	$31,087
Actual return on plan assets (net of expenses)	2,055	4,732
Employer contributions	1,576	13,151
Benefits paid	(2,853)	(14,240)
Fair Value of Plan Assets at End of Year	$35,508	$34,730
Reconciliation of the Funded Status:

Funded status	$(16,876)	$(12,468)
Unrecognized transition obligation	980	1,143
Unrecognized prior service cost	1,718	2,083
Unrecognized actuarial loss	14,024	10,937
Amount contributed after measurement date	1,140	897
Net Amount Recognized at Year-End	$986	$2,592
Amounts Recognized on Consolidated Balance Sheets Consist of:

Prepaid benefit cost	$—	$8,411
Accrued benefit liability	(13,137)	(11,266)
Intangible asset	2,698	3,226
Accumulated other comprehensive loss	11,425	2,221
Net Amount Recognized at Year End	$986	$2,592
Other comprehensive loss attributable to change in additional minimum liability recognition	$9,204	$1,979
Accumulated Benefit Obligation at End of Year	$48,646	$44,112
Cash Flows
Employer contributions expected during fiscal 2005	$1,090	—

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 10—BENEFIT PLANS (Continued)

The following table sets forth additional fiscal year-end information for the defined benefit portion of the Company’s SERP for which the accumulated benefit obligation is in excess of plan assets:

Year ended	January 29, 2005	January 31, 2004
Projected benefit obligation	$16,624	$14,352
Accumulated benefit obligation	12,885	11,266

The following actuarial assumptions were used by the Company to determine pension expense and to present disclosure benefit obligations:

Year ended	January 29, 2005		January 31, 2004
Weighted-Average Assumptions as of December 31:
Discount rate	5.75%		6.25%
Rate of compensation increase	4.0	%(1)	4.0%

Weighted-Average Assumptions for Net Periodic Benefit Cost Development:
Discount rate	6.25%		6.75%
Expected return on plan assets	6.75%		6.75%
Rate of compensation expense	4.0	%(1)	4.0%

Measurement Date	December 31		December 31

(1)	In addition, bonuses are assumed to be 25% of base pay for the SERP.

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

Weighted average asset allocations by asset category are as follows:

Plan Assets	As of 12/31/2004	As of 12/31/2003
Equity securities	57%	53%
Debt securities	—	—
Fixed income	43%	47%
Total	100%	100%

Equity securities include Pep Boys common stock in the amounts of $900 (2.6% of total plan assets) and $1,300 (3.6% of total plan assets) at December 31, 2004 and December 31, 2003, respectively.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 10—BENEFIT PLANS (Continued)

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

2005	$2,530
2006	2,474
2007	2,633
2008	2,651
2009	3,441
2010 – 2014	17,148

DEFINED CONTRIBUTION PLAN

On January 31, 2004, the Company amended and restated its SERP. This amendment converted the defined benefit plan to a defined contribution plan for certain unvested participants and all future participants, and resulted in an expense under SFAS No. 88 of approximately $2,191. All vested participants under the defined benefits portion will continue to accrue benefits according to the previous defined benefit formula. The Company’s contribution expense for the defined contribution portion of the plan was $678 for the fiscal year ending January 29, 2005.

The Company has 401(k) savings plans, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation. The Company’s savings plans’ contribution expense was $3,463, $4,073, and $4,417 in fiscal 2004, 2003 and 2002, respectively.

DEFERRED COMPENSATION PLAN

In the first quarter of 2004, the Company adopted a non-qualified deferred compensation plan that allows its officers and certain other employees to defer up to 20% of their annual salary and 100% of their annual bonus. Additionally, the first 20% of an officer’s bonus deferred into the Company’s stock is matched by the Company on a one-for-one basis with the Company’s stock that vests over three years. The shares required to satisfy distributions of voluntary bonus deferrals and the accompanying match in the Company’s stock are issued under the Stock Incentive Plans.

The Company has accounted for the non-qualified deferred compensation plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.” The Company establishes and maintains a deferred compensation liability for this plan. The Company plans to fund this liability by remitting the officers’ deferrals to a Rabbi Trust where these deferrals are invested in various securities. Accordingly, all gains and losses on these underlying investments, which are held in the Rabbi Trust to fund the deferred compensation liability, are recognized in the Company’s consolidated statement of operations. At January 29, 2005 there was a liability of $446 under this plan.

NOTE 11—NET EARNINGS PER SHARE

For fiscal years 2004, 2003 and 2002, basic earnings per share are based on net earnings divided by the weighted average number of shares outstanding during the period. Diluted earnings per share assume conversion of convertible senior notes and the dilutive effects of stock options and purchase rights. Adjustments for the convertible senior notes and stock options were anti-dilutive in fiscal 2003 and therefore excluded from the calculation due to the Company’s Net Loss for the year. Additionally, adjustments for the convertible senior notes and purchase rights were anti-dilutive in fiscal 2004 and all periods presented, respectively. Options to purchase 1,950,980, 4,313,020 and 4,588,670 shares of common stock were outstanding at January 29, 2005, January 31, 2004 and February 1, 2003, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market prices of the common shares on such dates.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 11—NET EARNINGS PER SHARE (Continued)

The following schedule presents the calculation of basic and diluted earnings per share for net earnings (loss) from continuing operations:

Year ended	January 29, 2005	January 31, 2004	February 1, 2003
Earnings (loss) from Continuing Operations:
Basic earnings (loss) from continuing operations available to common stockholders	$25,666	$(15,145)	$38,881
Adjustment for interest on convertible senior notes, net of tax	—	—	2,807
Diluted earnings (loss) from continuing operations available to common stockholders	$29,607	$(15,145)	$41,688
Shares:
Basic average number of common shares outstanding	56,353	52,185	51,517
Common shares assumed issued upon conversion of convertible senior notes	—	—	4,729
Common shares assumed issued upon exercise of dilutive stock options	1,296	—	953
Diluted average number of common shares outstanding assuming conversion	57,649	52,185	57,199
Per Share:
Basic earnings (loss) from continuing operations per share	$0.46	$(0.29)	$0.75
Diluted earnings (loss) from continuing operations per share	$0.45	$(0.29)	$0.73

On March 24, 2004, the Company sold 4,646,464 shares of common stock (par value $1 per share). Refer to NOTE 6—STOCKHOLDER’S EQUITY for details on this transaction.

In the third quarter of fiscal 2004, the Company announced a share repurchase program for up to $100,000 of our common shares. Under the program, the Company may repurchase its shares of common stock in the open market or in privately negotiated transactions, from time to time prior to September 8, 2005. As of January 29, 2005, the Company had repurchased a total of 3,077,000 shares at an average cost of $12.91 ($39,718).

NOTE 12—EQUITY COMPENSATION PLANS

Options to purchase the Company’s common stock have been granted to key employees and members of the Board of Directors. The option prices are at least 100% of the fair market value of the common stock on the grant date.

On May 21, 1990, the stockholders approved the 1990 Stock Incentive Plan, which authorized the issuance of restricted stock and/or options to purchase up to 1,000,000 shares of the Company’s common stock. Additional shares in the amounts of 2,000,000, 1,500,000 and 1,500,000 were authorized by stockholders on June 4, 1997, May 31, 1995 and June 1, 1993, respectively. In April 2001, the Board of Directors amended the 1990 Stock Incentive Plan to extend the expiration date for the grant of non-qualified stock options and restricted stock thereunder to directors, officers and employees until March 31, 2005. Under this plan, both incentive and non-qualified stock options may be granted to eligible participants. Incentive stock options are fully exercisable on the second or third anniversary of the grant date or become exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Non-qualified

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 12—EQUITY COMPENSATION PLANS (Continued)

options are fully exercisable on the third anniversary of their grant date or become exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options cannot be exercised more than ten years after the grant date. As of January 29, 2005, there are 614,979 shares remaining available for grant.

On June 2, 1999 the stockholders approved the 1999 Stock Incentive Plan (the 1999 Plan), which authorized the issuance of restricted stock units (RSU’s) and/or options to purchase up to 2,000,000 shares of the Company’s common stock. Additional shares in the amount of 2,500,000 were authorized by stockholders on May 29, 2002. Under this plan, both incentive and non-qualified stock options may be granted to eligible participants. The incentive stock options and non-qualified stock options are fully exercisable on the third anniversary of the grant date or become exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. In fiscal 2004, certain employees were granted approximately 148,000 RSU’s to reflect their individual performances in fiscal 2003. All of the RSU’s vest in 20% increments over four years beginning on the date of grant. Options cannot be exercised more than ten years after the grant date. As of January 29, 2005, there are 1,450,149 shares remaining available for grant as options or RSU’s.

On April 28, 2003, the Company adopted a stand alone inducement stock option plan, which authorized the issuance of options to purchase up to 174,540 shares of the Company’s common stock to the Chief Executive Officer in connection with his hire. The non-qualified stock options are exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options cannot be exercised more than ten years after the grant date. As of January 29, 2005, there are no shares remaining available for grant.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average price of outstanding options (excluding securities reflected in column (a)) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,541,961		$16.98	2,065,128
Equity compensation plans not approved by security holders	174,540	(1)	$8.70	—
Total	5,716,501		$16.72	2,065,128

(1)	Inducement options granted to the current CEO in connection with his hire.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 12—EQUITY COMPENSATION PLANS (Continued)

Stock option transactions for the Company’s stock option plans are summarized as follows:

	Fiscal 2004		Fiscal 2003			Fiscal 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	6,910,610	$16.31	6,898,170	$16.57	6,316,787	$16.48
Granted	412,666	13.74	1,624,790	10.38	1,213,300	16.27
Exercised	(632,985)	11.05	(1,048,200)	7.52	(108,880)	8.10
Canceled	(973,790)	16.23	(564,150)	18.79	(523,037)	16.45
Outstanding—end of year	5,716,501	$16.72	6,910,610	$16.31	6,898,170	$16.57
Options exercisable at year end	3,997,545	18.56	4,210,678	19.55	4,148,570	20.54

Weighted average estimated fair value of options granted		13.60		4.17		7.20

The following table summarizes information about stock options outstanding at January 29, 2005:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at Jan. 29, 2005	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number Exercisable at Jan. 29, 2005	Weighted Average Exercise Price
$0.00 to $13.00	1,950,621	7	Years	$7.38	1,074,515	$7.33
$13.01 to $21.00	1,822,650	6	Years	15.94	1,144,400	15.79
$21.01 to $29.00	1,081,128	4	Years	23.09	916,528	23.03
$29.01 to $33.88	862,102	1	Year	31.53	862,102	31.53
$0.00 to $33.88	5,716,501				3,997,545

NOTE 13—ASSET RETIREMENT OBLIGATION

The Company has adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations”, in the first quarter of fiscal 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 also requires the capitalization of any retirement obligation costs as part of the carrying amount of the long-lived asset and the subsequent allocation of the total expense to future periods using a systematic and rational method. Upon adoption, the Company recorded a non-cash charge to earnings of $3,943 ($2,484 net of tax) for the cumulative effect of this accounting change. This charge was related to retirement obligations associated with estimated environmental clean up costs associated with the future removal of the Company’s remaining underground hydraulic lifts. Such estimates are based upon the average of the Company’s historical cleanup costs for underground hydraulic lifts previously removed. In addition, the Company initially recognized an asset of $2,844, accumulated depreciation of $2,247 and a liability of $4,540 on its consolidated balance sheet.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 13—ASSET RETIREMENT OBLIGATION (Continued)

At January 29, 2005, the Company has a liability pertaining to the asset retirement obligation in accrued expenses on its consolidated balance sheet. The following is a reconciliation of the beginning and ending carrying amount of the Company’s asset retirement obligation as of January 29, 2005:

Asset retirement obligation, January 31, 2004	$4,901
Asset retirement obligation incurred during the period	142
Asset retirement obligation settled during the period	(121)
Accretion expense	135
Asset retirement obligation, January 29, 2005	$5,057

Had the Company adopted the provisions of SFAS No. 143 prior to February 2, 2003, the amount of the asset retirement obligations on a pro forma basis would have been $4,540 as of February 1, 2003.

The following table summarizes the pro forma net earnings and earnings per share for the fiscal period ended February 1, 2003, had the Company adopted the provisions of SFAS No. 143 prior to February 2, 2003:

Year ended	February 1, 2003
Net Earnings:
As reported	$39,468
Pro Forma	$38,858
Net earnings per share:

Basic:
As reported	$0.77
Pro Forma	$0.75

Diluted:
As reported	$0.74
Pro Forma	$0.73

NOTE 14—INCOME TAXES

The provision for income taxes includes the following:

Year ended	January 29, 2005	January 31, 2004	February 1, 2003
Current:
Federal	$(21,639)	$(8,109)	$24,502
State	(1,268)	1,856	1,903
Deferred:
Federal	35,379	(289)	(3,512)
State	2,843	(2,274)	(111)
	$15,315	$(8,816)	$22,782

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 14—INCOME TAXES (Continued)

A reconciliation of the statutory federal income tax rate to the effective rate of the provision for income taxes follows:

Year ended	January 29, 2005	January 31, 2004	February 1, 2003
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	2.8	0.7	1.9
Job credits	(1.0)	0.5	(0.3)
Other, net	0.6	0.5	0.3
	37.4%	36.7%	36.9%

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	January 29, 2005	January 31, 2004
Deferred tax assets:
Inventories	$—	$5,380
Employee compensation	5,915	4,919
Store closing reserves	995	1,508
Legal	704	10,491
Insurance	—	5,146
Net operating loss carryforwards	8,260	—
Tax credit carryforwards	9,089	2,749
Accrued leases	13,067	12,326
Other	2,484	1,483
Gross deferred tax assets	40,514	44,002
Valuation allowance	(1,558)	(902)
	$38,956	$43,100
Deferred tax liabilities:
Depreciation	$57,677	$43,643
Inventories	17,802	—
Real estate tax	2,434	—
State taxes	—	2,366
Insurance	3,840	—
Benefit accruals	1,189	5,418
Interest rate swap	1,388	823
	$84,330	$52,250
Net deferred tax liability	$45,374	$9,150

As of January 29, 2005 and January 30, 2004, the Company had available tax net operating losses that can be carried forward to future years. The $45,200 net operating loss carryforward in 2005 consists of $20,000 of federal losses and $25,200 of state losses. The federal net operating loss begins to expire in 2023 while the state net operating losses will expire in various years beginning in 2008. Due to the uncertainty of the Company’s ability to realize certain state tax attributes, valuation allowances of $1,558 and $902 were recorded at January 29, 2005 and January 31, 2004, respectively.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
(dollar amounts in thousands, except per share amounts)

NOTE 14—INCOME TAXES (Continued)

The tax credit carryforward in 2005 consists of $4,400 of Alternative Minimum Tax credits, which can be carried forward indefinitely, and $1,700 of work opportunity credits. The tax credit carryforward in 2004 related to work opportunity credits.

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

NOTE 16—INTEREST RATE SWAP AGREEMENT

On June 3, 2003, the Company entered into an interest rate swap for a notional amount of $130,000. The Company has designated the swap as a cash flow hedge of the Company’s real estate operating lease payments. The interest rate swap converts the variable LIBOR portion of these lease payments to a fixed rate of 2.90% and terminates on July 1, 2008. If the critical terms of the interest rate swap or the hedge item do not change, the interest rate swap will be considered to be highly effective with all changes in fair value included in other comprehensive income. As of January 29, 2005 and January 31, 2004, the fair value of the interest rate swap was $3,721 ($2,344, net of tax) and $2,195 ($1,389, net of tax) and these increases in value were included in accumulated other comprehensive loss on the consolidated balance sheet.

NOTE 17—FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	January 29, 2005		January 31, 2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$82,758	$82,758	$60,984	$60,984
Accounts receivable	30,994	30,994	30,562	30,562
Cash flow hedge derivative	3,721	3,721	2,195	2,195
Liabilities:
Accounts payable	310,981	310,981	342,584	342,584
Long-term debt including current maturities	393,564	401,527	375,079	383,723
Senior convertible notes	119,000	120,549	150,000	174,600

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

The carrying amounts approximate fair value because of the short maturity of these items.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 29, 2005, January 31, 2004 and February 1, 2003
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

The fair value estimates presented herein are based on pertinent information available to management as of January 29, 2005 and January 31, 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from amounts presented herein.

QUARTERLY FINANCIAL DATA (UNAUDITED)	The Pep Boys—Manny, Moe & Jack and Subsidiaries

	Total Revenues	Gross Profit	Operating (Loss) Profit	Net Earnings (Loss) From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	Net (Loss) Earnings	Net Earnings (Loss) Per Share From Continuing Operations Before Cumulative Effect of Change in Accounting Principle		Net Earnings (Loss) Per Share		Cash Dividends Per Share		Market Price Per Share
Year Ended Jan. 29, 2005						Basic	Diluted	Basic	Diluted		High	Low
1st Quarter	$566,133	$162,208	$32,646	$15,082	$14,551	$0.27	$0.25	$0.26	$0.24	$0.0675	$29.37	$21.29
2nd Quarter	593,426	165,476	28,782	13,515	12,663	0.23	0.22	0.22	0.21	0.0675	28.10	20.36
3rd Quarter	559,198	150,183	17,659	6,736	6,500	0.12	0.11	0.12	0.11	0.0675	20.70	11.83
4th Quarter	554,139	144,591	(3,965)	(9,667)	(10,135)	(0.17)	(0.17)	(0.18)	(0.18)	0.0675	17.24	13.06
Year Ended Jan. 31, 2004
1st Quarter [1]	$510,910	$144,131	$(3,646)	$(8,368)	$(10,314)	$(0.16)	$(0.16)	$(0.20)	$(0.20)	$0.0675	$10.69	$6.00
2nd Quarter [2]	556,030	129,314	(13,735)	(14,178)	(34,935)	(0.27)	(0.27)	(0.67)	(0.67)	0.0675	15.90	8.54
3rd Quarter	537,691	157,903	27,869	12,416	13,710	0.24	0.22	0.26	0.24	0.0675	19.94	14.05
4th Quarter [3]	529,639	149,440	466	(5,015)	(2,355)	(0.09)	(0.09)	(0.04)	(0.04)	0.0675	23.99	18.53

[1]	Includes pretax charges of $25,132 related to corporate restructuring and other one-time events all of which was included in selling, general and administrative expenses.

[2]	Includes pretax charges of $47,895 related to corporate restructuring and other one-time events of which $29,308 reduced gross profit from merchandise sales, $3,278 reduced gross profit from service revenue and $15,308 was included in selling, general and administrative expenses.

[3]	Includes pretax charges of $15,953 related to corporate restructuring and other one-time events all of which was included in selling, general and administrative expenses.

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

Disclosure Controls and Procedures The Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and its principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures mean the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in its reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that the Company communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended January 29, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Management of The Pep Boys—Manny, Moe and Jack (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

As of January 29, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of January 29, 2005 is effective.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm who audited the Company’s consolidated financial statements, has issued a report on management’s assessment of the Company’s internal control over financial reporting as of January 29, 2005 and is included on page 71 herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pep Boys—Manny, Moe & Jack

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Pep Boys—Manny, Moe & Jack and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 29, 2005 of the Company and our report, dated April 13, 2005, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche, LLP

Philadelphia, Pennsylvania
April 13, 2005

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)			Page
	1.	The following consolidated financial statements of The Pep Boys—Manny, Moe & Jack are included in Item 8.
		Report of Independent Registered Public Accounting Firm	30
		Consolidated Balance Sheets—January 29, 2005 and January 31, 2004	31
		Consolidated Statements of Operations—Years ended January 29, 2005, January 31, 2004 and February 1, 2003	32
		Consolidated Statements of Stockholders’ Equity—Years ended January 29, 2005, January 31, 2004 and February 1, 2003	33
		Consolidated Statements of Cash Flows —Years ended January 29, 2005, January 31, 2004 and February 1, 2003	34
		Notes to Consolidated Financial Statements	35
	2.	The following consolidated financial statement schedule of The Pep Boys—Manny, Moe & Jack is included.
		Schedule II Valuation and Qualifying Accounts and Reserves	79
		All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.
	3.	Exhibits

(3.1)	Articles of Incorporation, as amended	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 30, 1988.
(3.2)	By-Laws, as amended	Incorporated by reference from the Registration Statement on Form S-3 (File No. 33-39225).
(3.3)	Amendment to By-Laws (Declassification of Board of Directors)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 29, 2000.
(4.1)	Indenture, dated as of June 12, 1995, between the Company and First Fidelity Bank, National Association as Trustee, including form of security.	Incorporated by reference from the Registration Statement on Form S-3 (File No. 33-59859).
(4.2)	Supplemental Indenture, dated as of December 10, 2004 (to Indenture dated as of June 12, 1995), between the Company and Wachovia Bank, National Association, as trustee, including form of security.	Incorporated by reference from the Company’s Form 8-K dated December 15, 2004.
(4.3)	Indenture, dated as of July 15, 1997, between the Company and PNC Bank, National Association, as Trustee, including form of security.	Incorporated by reference from the Registration Statement on Form S-3 (File No. 333-30295).
(4.4)	Indenture, dated as of February 18, 1998 between the Company and PNC Bank, National Association, as Trustee, including form of security.	Incorporated by reference from the Registration Statement on Form S-3/A (File No. 333-45793).

(4.5)	Indenture dated May 21, 2002, between the Company and Wachovia Bank, National Association, as Trustee, including form of security.	Incorporated by reference from the Registration Statement on Form S-3 (File No. 333-98255).
(4.6)	Indenture, dated December 14, 2004, between the Company and Wachovia Bank, National Association, as trustee, including form of security.	Incorporated by reference from the Company’s Form 8-K dated December 15, 2004.
(4.7)	Supplemental Indenture, dated December 14, 2004, between the Company and Wachovia Bank, National Association, as trustee.	Incorporated by reference from the Company’s Form 8-K dated December 15, 2004.
(4.8)	Rights Agreement dated as of December 5, 1997 between the Company and First Union National Bank	Incorporated by reference from the Company’s Form 8-K dated December 8, 1997.
(4.9)	Dividend Reinvestment and Stock Purchase Plan dated January 4, 1990	Incorporated by reference from the Registration Statement on Form S-3 (File No. 33-32857).
(10.1)*	Medical Reimbursement Plan of the Company	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 31, 1982.
(10.2)*	Directors’ Deferred Compensation Plan, as amended	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 30, 1988.
(10.3)*	Form of Employment Agreement dated as of June 1998 between the Company and certain officers of the Company.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended October 31, 1998.
(10.4)*	The Pep Boys—Manny, Moe and Jack 1999 Stock Incentive Plan—amended and restated as of August 31, 1999.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended October 30, 1999.
(10.5)*	Amendment Number One to The Pep Boys—Manny, Moe & Jack 1999 Stock Incentive Plan.	Incorporated by reference from the Company’s Form 10-Q for the Quarter ended November 2, 2002.
(10.6)*	Amendment Number Two to The Pep Boys— Manny, Moe & Jack 1999 Stock Incentive Plan.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended August 2, 2003.
(10.7)*	The Pep Boys—Manny, Moe and Jack 1990 Stock Incentive Plan—Amended and Restated as of March 26, 2001.	Incorporated by reference from the Company’s Form 10-K for the year ended February 1, 2003.
(10.8)*	The Pep Boys—Manny, Moe & Jack Pension Plan—Amended and Restated as of September 10, 2001.	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended February 1, 2003
(10.9)*	Long-Term Disability Salary Continuation Plan amended and restated as of March 26, 2002.	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended February 1, 2003.
(10.10)*	Amendment and restatement as of September 3, 2002 of The Pep Boys Savings Plan.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended November 2, 2002.

(10.11)*	The Pep Boys Savings Plan Amendment 2004-1	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 31, 2004.
(10.12)*	Amendment and restatement as of September 3, 2002 of The Pep Boys Savings Plan—Puerto Rico.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended November 2, 2002.
(10.13)*	Employment Agreement between Lawrence N. Stevenson and the Company dated as of April 28, 2003.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended May 3, 2003.
(10.14)*	Employment Agreement, dated June 1, 2003, between the Company and Harry Yanowitz.	Incorporated by reference from The Company’s Form 10-Q for the quarter ended November 1, 2003.
(10.15)*	The Pep Boys Deferred Compensation Plan	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 31, 2004.
(10.16)*	The Pep Boys Annual Incentive Bonus Plan (amended and restated as of December 9, 2003)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 31, 2004.
(10.17)*	Amendment to and Restatement of the Executive Supplemental Pension Plan, effective as of January 31, 2004.	Incorporated by reference from The Company’s Form 10-Q for the quarter ended May 1, 2004.
(10.18)	Flexible Employee Benefits Trust	Incorporated by reference from the Company’s Form 8-K dated May 6, 1994.
(10.19)
Amended and Restated Loan and Security Agreement, dated August 1, 2003, by and among the Company, Congress Financial Corporation, as Agent, The CIT Group/Business Credit, Inc. and General Electric Capital Corporation, as Co-Documentation Agents, and the Lenders from time to time party thereto.
Incorporated by reference from the Company’s Form 10-Q for the quarter ended August 2, 2003.
(10.20)	Amendment No. 1, dated October 24, 2003, to the Amended and Restated Loan and Security Agreement, by and among the Company, Congress Financial Corporation, as Agent, and the other parties thereto	Incorporated by reference from the Company’s Form 10-Q for the quarter ended November 1, 2003.
(10.21)	Amendment No. 3, dated December 2, 2004, to the Amended and Restated Loan and Security Agreement, by and among the Company, Congress Financial Corporation, as Agent, and the other parties thereto.	Incorporated by reference from the Company’s Form 8-K dated December 3, 2004.
(10.22)
Participation Agreement, dated as of August 1, 2003, among the Company, Wachovia Development Corporation, as the Borrower and the Lessor, the Lenders and Wachovia Bank, National Association, as Agent for the Lenders and the Secured Parties.
Incorporated by reference from the Company’s Form 10-Q for the quarter ended August 2, 2003.

(10.23)	Amended and Restated Lease Agreement, dated as of August 1, 2003, between Wachovia Development Corporation, as Lessor, and the Company.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended August 2, 2003.
(10.24)	Trade Agreement, dated October 18, 2004, between the Company and GMAC Commercial Finance, LLC.	Incorporated by reference from the Company’s Form 8-K dated October 19, 2004.
(10.25)	Master Lease Agreement, dated October 18, 2004, between the Company and with RBS Lombard, Inc.	Incorporated by reference from the Company’s Form 8-K dated October 19, 2004.
(12)	Computation of Ratio of Earnings to Fixed Charges
(21)	Subsidiaries of the Company
(23)	Consent of Independent Registered Public Accounting Firm
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	None

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEP BOYS—MANNY, MOE & JACK (Registrant)

Dated: April 14, 2005	by: /s/ HARRY F. YANOWITZ Harry F. Yanowitz Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ LAWRENCE N. STEVENSON Lawrence N. Stevenson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 14, 2005
/s/ HARRY F. YANOWITZ Harry F. Yanowitz	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 14, 2005
/s/ BERNARD K. MCELROY Bernard K. McElroy	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	April 14, 2005
/s/ M. SHAN ATKINS M. Shan Atkins	Director	April 14, 2005
/s/ PETER A. BASSI Peter A. Bassi	Director	April 14, 2005
/s/ J. RICHARD LEAMAN, Jr. J. Richard Leaman, Jr.	Director	April 14, 2005
/s/ WILLIAM LEONARD William Leonard	Director	April 14, 2005
/s/ MALCOLMN D. PRYOR Malcolmn D. Pryor	Director	April 14, 2005
/s/ JANE SCACCETTI Jane Scaccetti	Director	April 14, 2005
/s/ BENJAMIN STRAUSS Benjamin Strauss	Director	April 14, 2005
/s/ JOHN T. SWEETWOOD John T. Sweetwood	Director	April 14, 2005

FINANCIAL STATEMENT SCHEDULES FURNISHED PURSUANT TO THE REQUIREMENTS OF FORM 10-K

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES	SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions[1]	Balance at End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended January 29, 2005	$739	$1,831	$—	$1,540	$1,030
Year Ended January 31, 2004	$422	$1,768	$—	$1,451	$739
Year Ended February 1, 2003	$725	$1,643	$—	$1,946	$422

[1]	Uncollectible accounts written off.

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts[2]	Deductions[3]	Balance at End of Period
SALES RESERVE:
Year Ended January 29, 2005	$1,217	$—	$104,767	$104,525	$1,459
Year Ended January 31, 2004	$959	$—	$93,699	$93,441	$1,217
Year Ended February 1, 2003	$723	$—	$92,160	$91,924	$959

[2]	Additions charged to merchandise sales.

[3]	Actual returns and allowances.