Form 10-Q
period 2005-04-30
PEP BOYS MANNY MOE & JACK
filed 2005-06-09
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from             to

Commission File No. 1-3381

The Pep Boys - Manny, Moe & Jack

(Exact name of registrant as specified in its charter)

Pennsylvania	23-0962915
(State or other jurisdiction of	(I.R.S. Employer ID number)
incorporation or organization)

3111 W. Allegheny Ave. Philadelphia, PA	19132
(Address of principal executive offices)	(Zip code)

215-430-9000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of May 27, 2005 there were 55,359,547 shares of the registrant’s Common Stock outstanding.

Index		Page
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets -
	April 30, 2005 and January 29, 2005	3

	Consolidated Statements of Operations -
	Thirteen weeks ended April 30, 2005 and May 1, 2004	4

	Consolidated Statements of Cash Flows -
	Thirteen weeks ended April 30, 2005 and May 1, 2004	5

	Notes to Consolidated Financial Statements	6-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

SIGNATURES		30

INDEX TO EXHIBITS		31

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

UNAUDITED

	Apr. 30, 2005	Jan. 29, 2005*
ASSETS
Current Assets:
Cash and cash equivalents	$84,258	$82,758
Accounts receivable, net	30,514	30,994
Merchandise inventories	619,712	602,760
Prepaid expenses	40,499	45,349
Other	88,083	96,065
Assets held for disposal	2,569	665
Total Current Assets	865,635	858,591
Property and Equipment-at cost:
Land	260,758	261,985
Buildings and improvements	913,697	916,099
Furniture, fixtures and equipment	618,466	633,098
Construction in progress	26,152	40,426
	1,819,073	1,851,608
Less accumulated depreciation and amortization	873,193	906,577

Property and Equipment - Net	945,880	945,031
Other	65,041	63,401
Total Assets	$1,876,556	$1,867,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$333,424	$310,981
Trade payable program liability	3,643	—
Accrued expenses	284,784	306,671
Deferred income taxes	20,084	19,406
Current maturities of long-term debt and obligations under capital leases	83,865	40,882
Total Current Liabilities	725,800	677,940
Long-term debt and obligations under capital leases, less current maturities	301,331	352,682
Convertible long-term debt	119,000	119,000
Other long-term liabilities	51,428	37,977
Deferred income taxes	27,911	25,968
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, par value $1 per share: Authorized 500,000,000 shares; Issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	285,631	284,966
Retained earnings	529,177	536,780
Common stock subscriptions receivable	(987)	(167)
Accumulated other comprehensive loss	(3,936)	(4,852)
	878,442	885,284

Less cost of shares in treasury - 11,027,159 shares and 11,305,130 shares	168,092	172,564
Less cost of shares in benefits trust - 2,195,270 shares	59,264	59,264
Total Stockholders’ Equity	651,086	653,456
Total Liabilities and Stockholders’ Equity	$1,876,556	$1,867,023

See notes to consolidated financial statements.

* Taken from the audited financial statements as of January 29, 2005

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

UNAUDITED

	Thirteen Weeks Ended
	Apr. 30, 2005	May 1, 2004
	Amount	Amount
Merchandise Sales	$463,848	$460,881
Service Revenue	100,378	105,252
Total Revenues	564,226	566,133
Costs of Merchandise Sales	341,691	325,374
Costs of Service Revenue	83,914	78,551
Total Costs of Revenues	425,605	403,925
Gross Profit from Merchandise Sales	122,157	135,507
Gross Profit from Service Revenue	16,464	26,701
Total Gross Profit	138,621	162,208
Selling, General and Administrative Expenses	135,262	129,562
Operating Profit	3,359	32,646
Non-operating Income	1,738	592
Interest Expense	8,915	9,298
(Loss) Earnings From Continuing Operations Before Income Taxes	(3,818)	23,940

Income Tax (Benefit) Expense	(1,432)	8,858
Net (Loss) Earnings from Continuing Operations	(2,386)	15,082

Discontinued Operations, Net of Tax	(388)	(531)
Net (Loss) Earnings	(2,774)	14,551
Retained Earnings, beginning of period	536,780	531,933
Cash Dividends	(3,562)	(3,898)
Effect of Stock Options	(1,257)	(1,383)
Dividend Reinvestment Plan	(10)	—
Retained Earnings, end of period	$529,177	$541,203
Basic (Loss) Earnings Per Share:
Net (Loss) Earnings From Continuing Operations	$(0.04)	$0.27
Discontinued Operations, Net of Tax	(0.01)	(0.01)
Basic (Loss) Earnings Per Share	$(0.05)	$0.26
Diluted (Loss) Earnings Per Share:
Net (Loss) Earnings From Continuing Operations	$(0.04)	$0.25
Discontinued Operations, Net of Tax	(0.01)	(0.01)
Diluted (Loss) Earnings Per Share	$(0.05)	$0.24
Cash Dividends Per Share	$0.0675	$0.0675

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

UNAUDITED

Thirteen Weeks Ended	Apr. 30, 2005	May 1, 2004
Cash Flows from Operating Activities:
Net (loss) earnings	$(2,774)	$14,551
Net loss from discontinued operations	(388)	(531)
Net (loss) earnings from continuing operations	(2,386)	15,082
Adjustments to Reconcile Net (Loss) Earnings From Continuing Operations to Net Cash Provided by Continuing Operations:
Depreciation and amortization	18,785	18,796
Accretion of asset disposal obligation	28	35
Stock compensation expense	788	698
Deferred income taxes	3,046	13,848
Loss from sales of assets	893	391
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable, prepaid expenses and other	13,240	2,126
Increase in merchandise inventories	(16,952)	(47,853)
Increase in accounts payable	22,443	30,689
Decrease in accrued expenses	(25,512)	(23,347)
Increase (Decrease) in other long-term liabilities	13,451	(452)
Net cash provided by continuing operations	27,824	10,013
Net cash used in discontinued operations	(707)	(776)
Net Cash Provided by Operating Activities	27,117	9,237

Cash Flows from Investing Activities:
Capital expenditures	(19,413)	(7,683)
Proceeds from sales of assets	68	1,411
Proceeds from sales of assets held for disposal	—	6,879
Net Cash (Used in) Provided by Investing Activities	(19,345)	607
Cash Flows from Financing Activities:
Net payments under line of credit agreements	(8,346)	(40)
Net borrowings (payments) on trade payable program liability	3,643	(2,408)
Reduction of long-term debt	(4)	(79,423)
Payments on capital lease obligations	(18)	(41)
Dividends paid	(3,562)	(3,898)
Proceeds from issuance of common stock	—	108,909
Proceeds from exercise of stock options	2,025	4,561
Proceeds from dividend reinvestment plan	(10)	278
Net Cash (Used in) Provided by Financing Activities	(6,272)	27,938
Net Increase in Cash	1,500	37,782
Cash and Cash Equivalents at Beginning of Period	82,758	60,984
Cash and Cash Equivalents at End of Period	$84,258	$98,766
Supplemental Disclosure of Cash Flow Information
Non-cash operating activities:
Accrued employee payroll tax withheld related to distributions of restricted stock units	$178	$—
Non-cash investing activities:
Accrued purchases of property and equipment	$3,079	$144

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Consolidated Financial Statements

The consolidated balance sheets as of April 30, 2005, the consolidated statements of operations for the thirteen week periods ended April 30, 2005 and May 1, 2004 and the consolidated statements of cash flows for the thirteen week periods ended April 30, 2005 and May 1, 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at April 30, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. The results of operations for the thirteen weeks ended April 30, 2005 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

NOTE 2. Accounting for Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans in accordance with the recognition and measurement principles of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For all stock options, no stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Beginning in the first quarter of 2004, the Company issued restricted stock unit awards to certain employees. The recorded expense for these awards under the intrinsic method was $788,000 ($493,000 net of tax) and $698,000 ($439,000 net of tax) for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

(dollar amounts in thousands,		Thirteen weeks ended
except per share amounts)		April 30, 2005	May 1, 2004
Net (loss) earnings:

As reported		$(2,774)	$14,551

Less:	Stock option compensation expense determined under the fair value-based method, net of tax	(386)	(863)
Pro forma		$(3,160)	$13,688

Net (loss) earnings per share:

Basic:

As reported		$(0.05)	$0.26
Pro forma		$(0.06)	$0.25

Diluted:

As reported		$(0.05)	$0.24
Pro forma		$(0.06)	$0.23

The fair value of each option granted during the periods ending April 30, 2005 and May 1, 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	April 30, 2005	May 1, 2004
Dividend yield	1.77%	1.67%
Expected volatility	46%	41%
Risk-free interest rate range:
high	4.53%	4.07%
low	3.46%	1.97%

Ranges of expected lives in years	3-8	4-8

NOTE 3. New Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  The Company will adopt the provisions of SFAS No. 154 as applicable beginning in fiscal 2006.

In March 2005, the FASB issued Financial Interpretation Number (FIN) 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of SFAS 143 (Asset Retirement Obligations). FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective for fiscal years ending after December 15, 2005. The Company has not determined the impact that the adoption of FIN 47 will have on its financial position or results of operations.

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

The Company was initially required to apply SFAS No. 123R to all awards granted, modified or settled as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the United States Securities and Exchange Commission (the “SEC”) issued a press release that postpones the application of SFAS No. 123R to no later than the beginning of the first fiscal year beginning after June 15, 2005. For the Company, this is the fiscal year beginning January 29, 2006. The statement also requires the Company to use either the modified-prospective method or modified retrospective method. Under the modified-prospective method, the Company must recognize compensation cost for all awards granted subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified retrospective method, the Company must restate its previously issued financial statements to recognize the amounts it previously calculated and reported on a pro-forma basis, as if the prior standard had been adopted. Under both methods, the statement permits the use of either the straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29”. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exemption for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s current financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4 ‘Inventory Pricing’.” The standard requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or cash flows.

NOTE 4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $617,466,000 and $588,301,000 as of April 30, 2005 and January 29, 2005, respectively.

The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions. The nature is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when market is lower than recorded costs. The reserves are revised, if necessary, on a quarterly basis for adequacy. The Company’s reserves against inventory for these matters were $12,676,000 at April 30, 2005 and January 29, 2005.

NOTE 5. Accrued Expenses

The Company’s accrued expenses for the periods ending April 30, 2005 and January 29, 2005 were as follows:

(dollar amounts in thousands)	Apr. 30, 2005	Jan. 29, 2005

Casualty and medical risk insurance	$159,252	$164,065
Accrued compensation and related taxes	45,467	45,899
Other	80,065	96,707
Total	$284,784	$306,671

NOTE 6. Other Current Assets

The Company’s other current assets for the periods ending April 30, 2005 and January 29, 2005 were as follows:

(dollar amounts in thousands)	Apr. 30, 2005	Jan. 29, 2005

Reinsurance premiums receivable	$77,989	$80,397
Income taxes receivable	9,578	15,404
Other	516	264
Total	$88,083	$96,065

NOTE 7. Restructuring

Building upon the Profit Enhancement Plan launched in October 2000, the Company conducted a comprehensive review of its operations including individual store performance, the entire management infrastructure and its merchandise and service offerings. On July 31, 2003, the Company announced several initiatives aimed at realigning its business and continuing to improve upon the Company’s profitability. These actions, including the disposal and sublease of the closed properties, were substantially completed by January 31, 2004 with costs of approximately $65,986,000. The Company is accounting for these initiatives in accordance with the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Reserve Summary

The following chart details the reserve balances through April 30, 2005. The reserve includes remaining rent on leases net of sublease income and other contractual obligations associated with leased properties.

(dollar amounts	Lease	Contractual
in thousands)	Expenses	Obligations	Total
Reserve balance at Jan. 29, 2005	$1,755	$141	$1,896

Provision for present value of liabilities	34	—	34

Changes in assumptions about future sublease income and lease termination	81	—	81

Cash payments	(155)	(85)	(240)

Reserve balance at April 30, 2005	$1,715	$56	$1,771

NOTE 8. Discontinued Operations

In accordance with SFAS No. 144, our discontinued operations has reflected the ongoing costs associated with the four unsold stores remaining from the 33 stores closed on July 31, 2003 as part of our corporate restructuring noted above. Below is a summary of these stores' costs for the quarters ended April 30, 2005 and May 1, 2004:

	Thirteen Weeks Ended
(dollar amounts in thousands)	April 30, 2005	May 1, 2004
Total Revenues	$—	$1
Total Gross Loss	(595)	(805)
Selling, General, and Administrative Expenses	26	40
Loss from Discontinued Operations Before Income Income Taxes	(621)	(844)
Loss from Discontinued Operations, Net of Tax	$(388)	$(531)

During the first quarter of 2004, the Company sold assets held for disposal for proceeds of $6,879,000 resulting in a gain of $172,000 which was recorded in discontinued operations on the consolidated statement of operations.

NOTE 9. Pension and Savings Plan

Pension expense includes the following:

	Thirteen Weeks Ended
(dollar amounts in thousands)	April 30, 2005	May 1, 2004

Service cost	$91	$108
Interest Cost	753	706
Expected return on plan assets	(587)	(575)
Amortization of transition obligation	41	41
Amortization of prior service cost	91	91
Amortization of net loss	545	444
Net periodic benefit cost	$934	$815

The Company previously disclosed in its financial statements for the fiscal year ended January 29, 2005 that it expected to contribute $1,090,000 to its pension plan in fiscal 2005. As of April 30, 2005, $571,000 of contributions have been made. The Company now anticipates the total contributions for fiscal 2005 to be approximately $1,440,000.

The Company has 401(k) savings plans which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation. The Company’s savings plans’ contribution expense was $841,000 and $1,026,000 for the thirteen weeks ending April 30, 2005 and May 1, 2004, respectively.

On January 31, 2004, the Company amended and restated its Executive Supplemental Retirement Plan (SERP). This amendment converted the defined benefit plan to a defined contribution plan for certain unvested participants and all future participants. All vested participants will continue to accrue benefits according to the previous defined benefit formula. The Company’s contribution expense for the defined contribution portion of the plan was $218,000 and $217,000 for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively.

NOTE 10. Advertising Expense

The Company expenses the production costs of advertising the first time the advertising takes place. Gross advertising expense for the thirteen weeks ending April 30, 2005 and May 1, 2004 was $23,218,000 and $15,377,000, respectively. No advertising costs were recorded as assets as of April 30, 2005 or January 29, 2005.

The Company receives funds from vendors in the normal course of business for a variety of reasons, including cooperative advertising. Contracts for cooperative advertising typically have a duration of one year. There were 130 and 106 vendors participating in such contracts for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. The Company’s level of advertising expense would not be impacted in the absence of these contracts.

Certain cooperative advertising reimbursements are netted against specific, incremental, identifiable costs incurred in connection with the selling of the vendor’s product. Cooperative advertising reimbursements of $8,826,000 and $9,881,000 for the thirteen weeks ending April 30, 2005 and May 1, 2004, respectively, were recorded as a reduction of advertising expense with the net amount included in selling, general and administrative expenses in the consolidated statement of operations. Any excess reimbursements over these costs are characterized as a reduction of inventory and are recognized as a reduction of cost of sales as the inventories are sold, in accordance with Emerging Issues Task Force (EITF) No. 02-16. The amount of excess reimbursements recognized as a reduction of costs of sales were $10,432,000 and $9,349,000 for the thirteen weeks ending April 30, 2005 and May 1, 2004, respectively. The balance of excess reimbursements remaining in inventory was immaterial at April 30, 2005 and January 29, 2005.

NOTE 11. Net Earnings Per Share

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE

(in thousands, except per share amounts)

UNAUDITED

		Thirteen weeks ended
		Apr. 30, 2005	May 1, 2004
(a)	Net (loss) earnings from continuing operations	$(2,386)	$15,082

	Adjustment for interest on convertible senior notes, net of income tax effect	—	1,001
(b)	Adjusted net (loss) earnings from continuing operations	$(2,386)	$16,083

(c)	Average number of common shares outstanding during period	55,185	54,945

	Common shares assumed issued upon conversion of convertible senior notes	—	6,697

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	—	1,945
(d)	Average number of common shares assumed outstanding during period	55,185	63,587
Basic (Loss) Earnings Per Share:

	Net (Loss) Earnings From Continuing Operations (a/c)	$(0.04)	$0.27

	Discontinued Operations, Net of Tax	(0.01)	(0.01)
Basic (Loss) Earnings Per Share		$(0.05)	$0.26
Diluted (Loss) Earnings Per Share:

	Net (Loss) Earnings From Continuing Operations (b/d)	$(0.04)	$0.25

	Discontinued Operations, Net of Tax	(0.01)	(0.01)
Diluted (Loss) Earnings Per Share		$(0.05)	$0.24

During the thirteen week period ended April 30, 2005, the diluted loss per common share calculation was the same as the basic loss per common share calculation, as all potentially dilutive securities were anti-dilutive due to the Company’s reported net loss.

At May 1, 2004 there were outstanding 6,672,162 options to purchase shares of the Company’s common stock, of which 942,000 options were not included in the computation of diluted earnings per share because these options’ exercise prices were greater than the average market price of the common shares on such dates.

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

Components of the reserve for warranty costs for the thirteen week period ending April 30, 2005 are as follows:

(dollar amounts in thousands)
Beginning balance at January 29, 2005	$1,324

Additions related to current period sales	2,289

Warranty costs incurred in current period	(2,292)
Ending Balance at April 30, 2005	$1,321

NOTE 13.  Debt and Financing Arrangements

In the first quarter of fiscal 2005 the Company reclassified, to current liabilities on its consolidated balance sheet, $43,000,000 aggregate principal amount of 6.88% Medium-Term Notes with a stated maturity date of March 6, 2006.

In the third quarter of fiscal 2004, the Company entered into a vendor financing program with an availability of $20,000,000. Under this program, the Company’s factor makes accelerated and discounted payments to its vendors and the Company, in turn, makes its regularly scheduled full vendor payments to the factor. As of April 30, 2005, the Company had an outstanding balance of $3,643,000 under these arrangements, classified as trade payable program liability in the consolidated balance sheet.

In October 2001, the Company entered into a contractual commitment to purchase media advertising services with equal annual purchase requirements totaling $39,773,000 over four years. The remaining minimum purchase requirement for 2005 (the final year of this commitment) is $5,245,000 which the Company expects to meet.

NOTE 14. Supplemental Guarantor Information

On December 14, 2004, the Company issued $200,000,000 aggregate principal amount of 7.50% Senior Subordinated Notes due December 15, 2014, and on May 21, 2002, the Company issued $150,000,000 aggregate principal amount of 4.25% Convertible Senior Notes due June 1, 2007. Both issuances are unsecured and jointly and severally guaranteed by the Company’s wholly-owned direct and indirect operating subsidiaries, The Pep Boys Manny Moe & Jack of California, Pep Boys - Manny, Moe & Jack of Delaware, Inc. and Pep Boys - Manny, Moe & Jack of Puerto Rico, Inc.  PBY Corporation was added as a subsidiary guarantor of both issuances on January 6, 2005.

The following are consolidating balance sheets of the Company as of April 30, 2005 and January 29, 2005 and the related consolidating statements of operations and condensed consolidating statements of cash flows for the thirteen weeks ended April 30, 2005 and May 1, 2004. The consolidating statements of operations and cash flows for the thirteen weeks ended May 1, 2004 have been reclassified to show PBY Corporation as a subsidiary guarantor for comparative purposes.

CONSOLIDATING BALANCE SHEET

(dollar amounts in thousands)

(unaudited)

April 30, 2005	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidation/ Elimination	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$57,725	$10,780	$15,753	$—	$84,258
Accounts receivable, net	14,298	16,216	—	—	30,514
Merchandise inventories	209,855	409,857	—	—	619,712
Prepaid expenses	26,541	13,569	15,641	(15,252)	40,499
Deferred income taxes	4,633	(29,871)	5,153	20,085	—
Other	14,318	12,969	60,796	—	88,083
Assets held for disposal	—	2,569	—	—	2,569
Total Current Assets	327,370	436,089	97,343	4,833	865,635
Property and Equipment - at cost:
Land	87,314	173,444	—	—	260,758
Buildings and improvements	315,973	597,724	—	—	913,697
Furniture, fixtures and equipment	268,686	349,780	—	—	618,466
Construction in progress	20,661	5,491	—	—	26,152
	692,634	1,126,439	—	—	1,819,073
Less accumulated depreciation and amortization	349,674	523,519	—	—	873,193
Property and Equipment - Net	342,960	602,920	—	—	945,880
Investment in subsidiaries	1,600,599	1,146,730	—	(2,747,329)	—
Intercompany receivable	—	864,359	80,932	(945,291)	—
Other	61,014	3,572	—	455	65,041
Total Assets	$2,331,943	$3,053,670	$178,275	$(3,687,332)	$1,876,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$333,415	$9	$—	$—	$333,424
Trade payable program liability	3,643	—	—	—	3,643
Accrued expenses	62,481	86,913	163,475	(28,085)	284,784
Deferred income taxes	—	—	—	20,084	20,084
Current maturities of long-term debt and obligations under capital leases	83,865	—	—	—	83,865
Total Current Liabilities	483,404	86,922	163,475	(8,001)	725,800
Long-term debt and obligations under capital leases, less current maturities	301,459	(128)	—	—	301,331
Convertible long-term debt	119,000	—	—	—	119,000
Other long-term liabilities	10,720	27,420	—	13,288	51,428
Intercompany liabilities	751,065	194,225	—	(945,290)	—
Deferred income taxes	15,209	12,702	—	—	27,911
Stockholders’ Equity:
Common stock	68,557	1,502	100	(1,602)	68,557
Additional paid-in capital	285,631	436,858	3,900	(440,758)	285,631
Retained earnings	529,177	2,294,169	10,800	(2,304,969)	529,177
Common stock subscriptions receivable	(987)	—	—	—	(987)
Accumulated other comprehensive loss	(3,936)	—	—	—	(3,936)
	878,442	2,732,529	14,800	(2,747,329)	878,442
Less:
Cost of shares in treasury	168,092	—	—	—	168,092
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity	651,086	2,732,529	14,800	(2,747,329)	651,086
Total Liabilities and Stockholders’ Equity	$2,331,943	$3,053,670	$178,275	$(3,687,332)	$1,876,556

January 29, 2005	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidation/ Elimination	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$59,032	$8,474	$15,252	$—	$82,758
Accounts receivable, net	14,150	16,844	—	—	30,994
Merchandise inventories	205,908	396,852	—	—	602,760
Prepaid expenses	28,535	17,450	21,499	(22,135)	45,349
Deferred income taxes	3,140	(28,192)	5,645	19,407	—
Other	19,170	12,097	64,798	—	96,065
Assets held for disposal	—	665	—	—	665
Total Current Assets	329,935	424,190	107,194	(2,728)	858,591
Property and Equipment - at cost:
Land	87,314	174,671	—	—	261,985
Buildings and improvements	315,170	600,929	—	—	916,099
Furniture, fixtures and equipment	296,732	336,366	—	—	633,098
Construction in progress	38,240	2,186	—	—	40,426
	737,456	1,114,152	—	—	1,851,608
Less accumulated depreciation and amortization	390,331	516,246	—	—	906,577
Property and Equipment - Net	347,125	597,906	—	—	945,031
Investment in subsidiaries	1,585,211	1,130,247	—	(2,715,458)	—
Intercompany receivable	—	845,384	85,881	(931,265)	—
Other	59,900	3,501	—	—	63,401
Total Assets	$2,322,171	$3,001,228	$193,075	$(3,649,451)	$1,867,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$310,972	$9	$—	$—	$310,981
Trade payable program liability	—	—	—	—	—
Accrued expenses	60,178	90,014	178,614	(22,135)	306,671
Deferred income taxes	—	—	—	19,406	19,406
Current maturities of long-term debt and obligations under capital leases	40,882	—	—	—	40,882
Total Current Liabilities	412,032	90,023	178,614	(2,729)	677,940
Long-term debt and obligations under capital leases, less current maturities	347,315	5,367	—	—	352,682
Convertible long-term debt	119,000	—	—	—	119,000
Other long-term liabilities	11,416	26,561	—	—	37,977
Intercompany liabilities	765,068	166,196	—	(931,264)	—
Deferred income taxes	13,884	12,084	—	—	25,968
Stockholders’ Equity:
Common stock	68,557	1,502	100	(1,602)	68,557
Additional paid-in capital	284,966	436,858	3,900	(440,758)	284,966
Retained earnings	536,780	2,262,637	10,461	(2,273,098)	536,780
Common stock subscriptions receivable	(167)	—	—	—	(167)
Accumulated other comprehensive loss	(4,852)	—	—	—	(4,852)
	885,284	2,700,997	14,461	(2,715,458)	885,284
Less:
Cost of shares in treasury	172,564	—	—	—	172,564
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity	653,456	2,700,997	14,461	(2,715,458)	653,456
Total Liabilities and Stockholders’ Equity	$2,322,171	$3,001,228	$193,075	$(3,649,451)	$1,867,023

CONSOLIDATING STATEMENT OF OPERATIONS

(dollar amounts in thousands)

(unaudited)

Thirteen weeks ended April 30, 2005	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidation/ Elimination	Consolidated

Merchandise Sales	$157,826	$306,022	$—	$—	$463,848
Service Revenue	34,782	65,596	—	—	100,378
Other Revenue	—	—	7,454	(7,454)	—
Total Revenues	192,608	371,618	7,454	(7,454)	564,226
Costs of Merchandise Sales	122,717	218,974	—	—	341,691
Costs of Service Revenue	28,175	55,739	—	—	83,914
Costs of Other Revenue	—	—	7,718	(7,718)	—
Total Costs of Revenues	150,892	274,713	7,718	(7,718)	425,605
Gross Profit from Merchandise Sales	35,109	87,048	—	—	122,157
Gross Profit from Service Revenue	6,607	9,857	—	—	16,464
Gross Loss from Other Revenue	—	—	(264)	264	—
Total Gross Profit (Loss)	41,716	96,905	(264)	264	138,621
Selling, General and Administrative Expenses	46,991	87,922	85	264	135,262
Operating (Loss) Profit	(5,275)	8,983	(349)	—	3,359
Equity in Earnings of Subsidiaries	15,390	16,483	—	(31,873)	—
Non-operating (Expense) Income	(3,232)	19,594	49	(14,673)	1,738
Interest Expense	20,463	3,968	(843)	(14,673)	8,915
(Loss) Earnings From Continuing Operations Before Income Taxes	(13,580)	41,092	543	(31,873)	(3,818)
Income Tax (Benefit) Expense	(10,864)	9,228	204	—	(1,432)
Net (Loss) Earnings From Continuing Operations	(2,716)	31,864	339	(31,873)	(2,386)
Discontinued Operations, Net of Tax	(58)	(330)	—	—	(388)
Net (Loss) Earnings	$(2,774)	$31,534	$339	$(31,873)	$(2,774)

			Non-
		Subsidiary	Guarantor	Consolidation/
Thirteen weeks ended May 1, 2004	Pep Boys	Guarantors	Subsidiaries	Elimination	Consolidated

Merchandise Sales	$160,262	$300,619	$—	$—	$460,881
Service Revenue	36,918	68,334	—	—	105,252
Other Revenue	—	—	7,070	(7,070)	—
Total Revenues	197,180	368,953	7,070	(7,070)	566,133
Costs of Merchandise Sales	114,349	211,025	—	—	325,374
Costs of Service Revenue	26,546	52,005	—	—	78,551
Costs of Other Revenue	—	—	7,164	(7,164)	—
Total Costs of Revenues	140,895	263,030	7,164	(7,164)	403,925
Gross Profit from Merchandise Sales	45,913	89,594	—	—	135,507
Gross Profit from Service Revenue	10,372	16,329	—	—	26,701
Gross Profit from Other Revenue	—	—	(94)	94	—
Total Gross Profit	56,285	105,923	(94)	94	162,208
Selling, General and Administrative Expenses	46,942	82,446	80	94	129,562
Operating Profit (Loss)	9,343	23,477	(174)	—	32,646
Equity in Earnings of Subsidiaries	21,722	19,979	—	(41,701)	—
Non-operating (Expense) Income	(4,475)	16,590	812	(12,335)	592
Interest Expense	16,008	5,625	—	(12,335)	9,298
(Loss) Earnings From Continuing Operations Before Income Taxes	10,582	54,421	638	(41,701)	23,940
Income Tax (Benefit) Expense	(4,122)	12,744	236	—	8,858
Earnings from Continuing Operations	14,704	41,677	402	(41,701)	15,082
Net (Loss) Earnings from Discontinued Operations, Net of Tax	(153)	(378)	—	—	(531)
Net Earnings	$14,551	$41,299	$402	$(41,701)	$14,551

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollar amount in thousands)

(unaudited)

			Non-
		Subsidiary	Guarantor	Consolidation/
Thirteen weeks ended April 30, 2005	Pep Boys	Guarantors	Subsidiaries	Elimination	Consolidated

Cash Flows from Operating Activities:
Net (loss) earnings	$(2,774)	$31,534	$339	$(31,873)	$(2,774)
Net loss from discontinued operations	(58)	(330)	—	—	(388)
Net (Loss) Earnings from Continuing Operations	(2,716)	31,864	339	(31,873)	(2,386)
Adjustments to Reconcile Net (Loss) Earnings from Continuing Operations to Net Cash Provided by (Used in) Continuing Operations:
Non-cash operating activities	(7,085)	(1,740)	492	31,873	23,540
Change in operating assets and liabilities	23,574	(11,625)	(5,279)	—	6,670
Net cash provided by (used in) continuing operations	13,773	18,499	(4,448)	—	27,824
Net cash used in discontinued operations	(111)	(596)	—	—	(707)
Net Cash Provided by (Used in) Operating Activities	13,662	17,903	(4,448)	—	27,117
Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	(10,528)	(8,817)	—	—	(19,345)
Cash Flows from Financing Activities:
Net Cash (Used in) Provided by Financing Activities	(4,441)	(6,780)	4,949	—	(6,272)
Net (Decrease) Increase in Cash	(1,307)	2,306	501	—	1,500
Cash and Cash Equivalents at Beginning of Period	59,032	8,474	15,252	—	82,758
Cash and Cash Equivalents at End of Period	$57,725	$10,780	$15,753	$—	$84,258

			Non-
		Subsidiary	Guarantor	Consolidation/
Thirteen weeks ended May 1, 2004	Pep Boys	Guarantors	Subsidiaries	Elimination	Consolidated

Cash Flows from Operating Activities:
Net Earnings	$14,551	$41,297	$402	$(41,699)	$14,551
Net loss from discontinued operations	(153)	(378)	—	—	(531)
Net Earnings from continuing operations	14,704	41,675	402	(41,699)	15,082
Adjustments to Reconcile Net Earnings from Continuing Operations to Net Cash Provided by Continuing Operations:
Non-cash operating activities	(13,597)	5,087	579	41,699	33,768
Change in operating assets and liabilities	15,912	(47,409)	(7,340)	—	(38,837)
Net cash provided by (used in) continuing operations	17,019	(647)	(6,359)	—	10,013
Net cash used in discontinued operations	(123)	(653)	—	—	(776)
Net Cash Provided by (Used in) Operating Activities	16,896	(1,300)	(6,359)	—	9,237
Cash Flows from Investing Activities:
Net Cash (Used in) Provided by Investing Activities	(1,175)	1,782	—	—	607
Cash Flows from Financing Activities:
Net Cash Provided by Financing Activities	18,925	1,627	7,386	—	27,938
Net Increase in Cash	34,646	2,109	1,027	—	37,782
Cash and Cash Equivalents at Beginning of Period	43,929	9,070	7,985	—	60,984
Cash and Cash Equivalents at End of Period	$78,575	$11,179	$9,012	$—	$98,766

NOTE 15. Contingencies

An action entitled “Tomas Diaz Rodriguez; Energy Tech Corporation v. Pep Boys Corporation; Manny, Moe & Jack Corp. Puerto Rico, Inc. d/b/a Pep Boys” was previously instituted against the Company in the Court of First Instance of Puerto Rico, Bayamon Superior Division on March 15, 2002. The action was subsequently removed to, and is currently pending in, the United States District Court for the District of Puerto Rico. Plaintiffs are distributors of a product that claims to improve gas mileage. The plaintiffs alleged that the Company entered into an agreement with them to act as the exclusive retailer of the product in Puerto Rico that was breached when the Company determined to stop selling the product. On March 29, 2004, the Company’s motion for summary judgment was granted and the case was dismissed. The plaintiff appealed and, on June 3, 2005, the United States Court of Appeal for the First Circuit vacated the summary judgment order and remanded the case to the Court of First Instance of Puerto Rico, Bayamon Superior Division for lack of federal subject matter jurisdiction. The Company continues to believe that the claims are without merit and to vigorously defend this action.

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

NOTE 17. Comprehensive Income

The following are the components of comprehensive (loss) income:

	Thirteen weeks ended
(Amounts in thousands)	Apr. 30, 2005	May 1, 2004

Net (loss) earnings	$(2,774)	$14,551

Other comprehensive income, net of tax:

Minimum pension liability adjustments	347	—

Derivative financial instrument adjustments	569	1,060

Comprehensive (loss) income	$(1,858)	$15,611

The components of accumulated other comprehensive income (loss) are:

	April 30,	January 29,
	2005	2005
Derivative financial instrument adjustment, net of tax	$2,920	$2,351

Minimum pension liability adjustment, net of tax	(6,856)	(7,203)
	$(3,936)	$(4,852)

NOTE 18. Stock Repurchase Program

In the third quarter of fiscal 2004, the Company announced a share repurchase program for up to $100,000,000 of its common stock. Under the program, the Company may repurchase its shares of common stock in the open market or in privately negotiated transactions, from time to time prior to September 8, 2005. As of April 30, 2005, the Company had repurchased a total of 3,077,000 shares at an average cost of $12.91 ($39,718,000).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below for the Company should be read in conjunction with (i) the financial statements and the notes to such financial statements included elsewhere in this Form 10-Q and (ii) the financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

OVERVIEW

The Pep Boys - Manny, Moe & Jack is a leader in the automotive aftermarket with 593 stores located throughout 36 states and Puerto Rico. All of our stores feature the nationally-recognized Pep Boys brand name, established through more than 80 years of providing high-quality automotive merchandise and services, and are company-owned, ensuring chain-wide consistency for our customers. We are the only national chain offering automotive service, accessories, tires and parts under one roof, positioning us to achieve our goal of becoming the category dominant one-stop shop for automotive maintenance products and services.

For the thirteen weeks ended April 30, 2005, our comparative sales decreased by 0.3%, compared to an increase of 11.0% for the thirteen weeks ended May 1, 2004. This decrease in comparable sales is due primarily to a 4.6% decrease in comparable service revenue coupled with substantially flat comparable merchandise sales. Comparable merchandise sales were negatively impacted by internal changes within our locations due to the store refurbishment program, ongoing training and organizational changes.

During the first quarter of fiscal 2005, we continued to reinvest in our existing stores to completely redesign their interiors and enhance their exterior appeal. Our new interior design features four distinct merchandising worlds: accessories (fashion, electronic and performance merchandise), maintenance (hard parts and chemicals), garage (repair shop and travel) and service (including tire, wheel and accessory installation). We believe that this layout provides customers with a clear and concise way of finding what they need and will promote cross-selling. In addition, part of the refurbishment is to move our service desks and waiting areas inside the retail stores adjacent to our tire offering displays. Modifications to the exterior of our stores are designed to increase customer traffic. We customize the level of investment in each store to reflect the store’s current level of upkeep, the store’s potential, and commitment to that store’s location.

At fiscal 2004 year end, approximately 120 stores were in various stages of remodeling while approximately 15 stores had been grand reopened. During the thirteen weeks ended April 30, 2005, we grand reopened approximately 75 stores in the Los Angeles, CA metropolitan market, while approximately 100-150 additional stores are expected to be remodeled and grand reopened during the remainder of fiscal 2005. In fiscal 2006, we expect to remodel and grand reopen an additional 200-250 stores, with the balance expected to be completed in fiscal 2007.

The following discussion explains the material changes in our results of operations for the thirteen weeks ended April 30, 2005 and the significant developments affecting our financial condition since January 29, 2005. We strongly recommend that you read the audited financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

LIQUIDITY AND CAPITAL RESOURCES - April 30, 2005

Our cash requirements arise principally from capital expenditures related to existing stores, offices and warehouses and from the purchase of inventory. The primary capital expenditures for the thirteen weeks ended April 30, 2005 were attributed to capital maintenance of our existing stores and offices including store redesigns. During this period, we invested $22,492,000 in property and equipment. We estimate that capital expenditures related to existing stores, warehouses and offices during the remainder of fiscal 2005 will be approximately $88,000,000, related primarily to the redesign of our existing stores.

We anticipate that our net cash provided by operating activities and our existing line of credit will exceed our principal cash requirements for capital expenditures, debt maturities and inventory purchases in fiscal 2005.

Working Capital decreased from $180,651,000 at January 29, 2005 to $139,835,000 at April 30, 2005. At April 30, 2005, we had stockholders’ equity of $651,086,000 and long-term debt, net of current maturities, of $420,331,000. Our long-term debt was 39% of our total capitalization at April 30, 2005 and 42% at January 29, 2005. As of April 30, 2005, we had an available line of credit totaling $236,646,000.

In the third quarter of fiscal 2004, as a convenience to our vendors, we entered into a vendor financing program with an availability of $20,000,000. Under this program, the Company’s factor makes accelerated and discounted payments to its vendors and the Company, in turn, makes its regularly scheduled full vendor payments to the factor. As of April 30, 2005, the Company had an outstanding balance of $3,643,000 under these arrangements, classified as trade payable program liability in the consolidated balance sheet.

CONTRACTUAL OBLIGATIONS

The following charts represent the Company’s total contractual obligations and commercial commitments as of April 30, 2005:

(dollar amounts in thousands)		Due in less	Due in	Due in	Due After
Obligation	Total	than 1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$503,792	$83,461	$120,051	$—	$300,280
Operating leases	497,609	61,326	116,594	85,097	234,592
Expected scheduled interest payments on all long-term debt	248,804	31,199	75,705	65,760	76,140
Capital leases	404	404	—	—	—
Unconditional purchase obligation	5,245	5,245	—	—	—
Total cash obligations	$1,255,854	$181,635	$312,350	$150,857	$611,012

(1)               Long-term debt includes current maturities

The table excludes our pension obligation. Future plan contributions are dependent upon actual plan asset returns and interest rates. In our financial statements for the fiscal year ended January 29, 2005, we disclosed that we expected to contribute $1,090,000 to our pension plan in fiscal 2005. As of April 30, 2005, $571,000 of contributions have been made. We now anticipate total pension contributions for fiscal 2005 to be $1,440,000.

(dollar amounts in thousands)		Due in less	Due in	Due in	Due After
Commercial Commitments	Total	than 1 year	1-3 years	3-5 years	5 years
Import letters of credit	$1,370	$1,370	$—	$—	$—
Standby letters of credit	38,968	38,968	—	—	—
Surety bonds	5,542	5,542	—	—	—
Total commercial commitments	$45,880	$45,880	$—	$—	$—

In the first quarter of fiscal 2005 the Company reclassified, to current liabilities on its consolidated balance sheet, $43,000,000 aggregate principal amount of 6.88% Medium-Term Notes with a stated maturity date of March 6, 2006.

In the third quarter of fiscal 2004, we announced a share repurchase program for up to $100,000,000 of our common stock. Under the program, we may repurchase shares of our common stock in the open market or in privately negotiated transactions, from time to time prior to September 8, 2005. As of January 29, 2005, we had repurchased a total of 3,077,000 shares at an average cost of $12.91 ($39,718,000). There were no repurchases in the thirteen weeks ended April 30, 2005.

In October 2001, we entered into a contractual commitment to purchase media advertising services with equal annual purchase requirements totaling $39,773,000 over four years. The remaining minimum purchase requirement for 2005 (the final year of this commitment) is $5,245,000, which the Company expects to meet.

OFF-BALANCE SHEET ARRANGEMENTS

In the first quarter of 2005, the Company entered into an operating lease for a new distribution center in San Bernardino, CA. The Company will terminate its three existing Los Angeles, California distribution center/warehouse leases and consolidate its California warehouse operations into the new facility during the second quarter of fiscal 2005.

RESTRUCTURING

Following the Profit Enhancement Plan launched in October 2000, the Company conducted a comprehensive review of its operations including individual store performance, the entire management infrastructure and our merchandise and service offerings. On July 31, 2003, the Company announced several restructuring initiatives aimed at realigning its business and continuing to improve upon its profitability. These actions were substantially completed by January 31, 2004 with net costs of   approximately $65,986,000. The Company is accounting for these initiatives in accordance with the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Discontinued Operations

In accordance with SFAS No. 144, our discontinued operations reflect the ongoing costs associated with the four unsold stores remaining from the 33 stores closed on July 31, 2003 as part of our corporate restructuring noted above.

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

	Percentage of Total Revenues				Percentage Change
	Apr. 30, 2005		May. 1, 2004		Fiscal 2005 vs.
Thirteen weeks ended	(Fiscal 2005)		(Fiscal 2004)		Fiscal 2004
Merchandise Sales	82.2%		81.4%		0.6%
Service Revenue (1)	17.8		18.6		(4.6)
Total Revenues	100.0		100.0		(0.3)
Costs of Merchandise Sales (2)	73.7	(3)	70.6	(3)	5.0
Costs of Service Revenue (2)	83.6	(3)	74.6	(3)	6.8
Total Costs of Revenues	75.4		71.3		5.4
Gross Profit from Merchandise Sales	26.3	(3)	29.4	(3)	(9.9)
Gross Profit from Service Revenue	16.4	(3)	25.4	(3)	(38.3)
Total Gross Profit	24.6		28.7		(14.5)
Selling, General and Administrative Expenses	24.0		22.9		4.4
Operating Profit	0.6		5.8		(89.7)
Non-operating Income	0.3		0.0		193.6
Interest Expense	1.6		1.6		(4.1)
(Loss) Earnings from Continuing Operations Before Income Taxes	(0.7)		4.2		(115.9)
Income Tax (Benefit) Expense	37.5	(4)	37.0	(4)	(116.2)
Net (Loss) Earnings from Continuing Operations	(0.4)		2.7		(115.8)
Discontinued Operations, Net of Tax	(0.1)		(0.1)		26.9
Net (Loss) Earnings	(0.5)		2.6		(119.1)

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

Thirteen Weeks Ended April 30, 2005 vs. Thirteen Weeks Ended May 1, 2004

Total revenues for the first quarter decreased 0.3%. This slight decrease was due primarily to relatively flat comparable (revenues generated by stores in operation during the same period) merchandise sales of 0.7% offset by a 4.6% decrease in comparable service revenue.

Gross profit from merchandise sales decreased as a percentage of merchandise sales, to 26.3% in fiscal 2005 from 29.4% in fiscal 2004. This was a 9.9% or $13,350,000 decrease from the prior year. This decrease, as a percentage of merchandise sales, was due primarily to lower merchandise margins and increased store occupancy costs. The decrease in merchandise margins was primarily due to an adverse product mix including lower sales from high margin products such as parts, and higher freight and handling costs. The increase in store occupancy costs was due primarily to increased costs associated with the new point-of-sale system and building and equipment maintenance expenses related to the store refurbishment program.

Gross profit from service revenue decreased, as a percentage of service revenue, to 16.4% in fiscal 2005 from 25.4% in fiscal 2004. This was a 38.3% or $10,237,000 decrease from the prior year. This decrease, as a percentage of service revenue, was due primarily to decreased service revenue and increased service payroll and benefits. The decrease in service revenue was mainly caused by reduced overall labor revenues, despite increased labor for lighter services, such as oil changes and battery replacements. The increase in service payroll and benefits was primarily due to a restructuring of field operations on January 30, 2005 whereby approximately $4,725,000 of payroll and related benefit costs of service personnel assisting in the retail function had previously been recognized in selling, general and administrative expenses, but due to current responsibilities are recognized in costs of service revenue.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 24.0% in fiscal 2005 from 22.9% in fiscal 2004. This increase, as a percentage of total revenues, was due primarily to an increase in net media expenses offset, in part, by a decrease in store expenses. The increase in net media expense was due primarily to incremental circular advertising, plus increased sales promotion expense of approximately $4,000,000 related to the grand reopening of approximately 75 stores in the Los Angeles, CA metropolitan market and decreased vendor support funds for cooperative advertising. The decrease in store expenses was primarily caused by a decrease of approximately $4,725,000 in payroll and related benefit costs (see above explanation of field operations restructuring), offset by increased workers’ compensation expense, and increased travel expense associated with the store refurbishment program.

Interest expense decreased from the first quarter of fiscal 2004 by 4.1%, due primarily to lower debt levels.

Net earnings decreased, as a percentage of total revenues, due primarily to a decrease in total gross profit as a percentage of sales.

INDUSTRY COMPARISON

We operate one segment in the U.S. automotive aftermarket, which consists of the Do-It-For-Me (“DIFM”) (service labor, installed merchandise and tires) market and the Do-It-Yourself (“DIY”) (retail merchandise) market. Generally, the specialized automotive retailers focus on either the “DIY” or “DIFM” areas of the business. We believe that our operation in both the “DIY” and “DIFM” areas of the business positively differentiates us from most of our competitors. Although we manage our store performance at a store level in aggregation, we believe that the following presentation shows the comparison against competitors within the two areas. We compete in the “DIY” area of the business through our retail sales floor and commercial sales business (Retail Business). We consider our Service Business (labor and installed merchandise and tires) to compete in the DIFM area of the industry. The following table presents the revenues and gross profit for each area of the business.

	Thirteen weeks ended
(Dollar amounts in thousands)	Apr. 30, 2005	May 1, 2004
	Amount	Amount
Retail Revenues (1)	$339,696	$335,299
Service Center Revenues (2)	224,530	230,834
Total Revenues	$564,226	$566,133
Gross Profit from Retail Revenues (3)	$86,279	$97,240
Gross Profit from Service Center Revenues (3)	52,342	64,968
Total Gross Profit	$138,621	$162,208

(1)               Excludes revenues from installed products.

(2)               Includes revenues from installed products.

(3)               Gross Profit from Retail Revenues includes the cost of products sold (excluding installations), buying, warehousing and store occupancy costs. Gross Profit from Service Business Revenues includes the cost of installed products sold, buying, warehousing, service center payroll and related employee benefits and service center occupancy costs. Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses.

NEW ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  The Company will adopt the provisions of SFAS No. 154 as applicable beginning in fiscal 2006.

In March 2005, the FASB issued Financial Interpretation Number (FIN) 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of SFAS 143 (Asset Retirement Obligations). FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective for fiscal years ending after December 15, 2005. The Company has not determined the impact that the adoption of FIN 47 will have on its financial position or results of operations.

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

The Company was initially required to apply SFAS No. 123R to all awards granted, modified or settled as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the United States Securities and Exchange Commission (the “SEC”) issued a press release that postpones the application of SFAS No. 123R to no later than the beginning of the first fiscal year beginning after June 15, 2005. For the Company, this is the fiscal year beginning January 29, 2006. The statement also requires the Company to use either the modified-prospective method or modified retrospective method. Under the modified-prospective method, the Company must recognize compensation cost for all awards granted subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified retrospective method, the Company must restate its previously issued financial statements to recognize the amounts it previously calculated and reported on a pro-forma basis, as if the prior standard had been adopted. Under both methods, the statement permits the use of either the straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exemption for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s current financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, “ Inventory Costs, an Amendment of ARB No. 43, Chapter 4 ‘inventory Pricing’.” The standard requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, risk participation agreements and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to “Critical Accounting Policies and Estimates” as reported in the Company’s Form 10-K for the year ended January 29, 2005, which disclosures are hereby incorporated by reference.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. The words “guidance,” “expect,” “anticipate,” “estimates,” “forecasts” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include management’s expectations regarding future financial performance, automotive aftermarket trends, levels of competition, business development activities, future capital expenditures, financing sources and availability and the effects of regulation and litigation. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The Company’s actual results may differ materially from the results discussed in the forward-looking statements due to factors beyond the control of the Company, including the strength of the national and regional economies, retail and commercial consumers’ ability to spend, the health of the various sectors of the automotive aftermarket, the weather in geographical regions with a high concentration of the Company’s stores, competitive pricing, the location and number of competitors’ stores, product and labor costs and the additional factors described in the Company’s filings with the Securities and Exchange Commission (SEC). The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement, changes in the London Interbank Offered Rate (LIBOR) could affect the rates at which the Company could borrow funds thereunder. At April 30, 2005, the Company had no outstanding borrowings under this facility. Additionally, we have $132,000,000 of real estate operating leases which vary based on changes in LIBOR. We have entered into an interest rate swap, which was designated as a cash flow hedge to convert the variable LIBOR portion of these lease payments to a fixed rate of 2.90%, terminating on July 1, 2008 (coterminous with the leases noted above). If the critical terms of the interest rate swap or the hedge item do not change, the interest rate swap will be considered to be highly effective with all changes in fair value included in other comprehensive income. As of April 30, 2005 and January 29, 2005, the fair value of the interest rate swap was $4,624,000 ($2,920,000 net of tax) and $3,721,000 ($2,344,000, net of tax) and these changes in value were included in accumulated other comprehensive loss on the consolidated balance sheet.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In connection with the filing of this Form 10-Q, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

An action entitled “Tomas Diaz Rodriguez; Energy Tech Corporation v. Pep Boys Corporation; Manny, Moe & Jack Corp. Puerto Rico, Inc.  d/b/a Pep Boys” was previously instituted against the Company in the Court of First Instance of Puerto Rico, Bayamon Superior Division on March 15, 2002. The action was subsequently removed to, and is currently pending in, the United States District Court for the District of Puerto Rico. Plaintiffs are distributors of a product that claims to improve gas mileage. The plaintiffs alleged that the Company entered into an agreement with them to act as the exclusive retailer of the product in Puerto Rico that was breached when the Company determined to stop selling the product. On March 29, 2004, the Company’s motion for summary judgment was granted and the case was dismissed. The plaintiff appealed and, on June 3, 2005, the United States Court of Appeal for the First Circuit vacated the summary judgment order and remanded the case to the Court of First Instance of Puerto Rico, Bayamon Superior Division for lack of federal subject matter jurisdiction. The Company continues to believe that the claims are without merit and to vigorously defend this action.

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

(b) Reports on form 8-K

The Company filed a Form 8-K dated April 21, 2005 announcing the approval by the Compensation Committee of the Company’s Board of Directors of the performance criteria to be used to determine executive officers’ cash bonuses under the Company’s Annual Incentive Bonus Plan.

The Company filed a Form 8-K dated March 2, 2005 furnishing a press release regarding the financial results for the fiscal quarter and year ended January 29, 2005.

The Company filed a Form 8-K dated February 28, 2005 announcing the election of Robert H. Hotz to the Company’s Board of Directors and appointment to the Audit Committee of the Board of Directors.

The Company filed a Form 8-K dated January 31, 2005 announcing the restatement of the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended January 31, 2004 and the Quarterly Reports on Form 10-Q for the quarters ended May 1, 2004, July 31, 2004 and October 30, 2004.

** - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date:	June 9, 2005	by:	/s/ Harry F. Yanowitz

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

**               Filed herewith