Form 10-Q
period 2005-07-30
PEP BOYS MANNY MOE & JACK
filed 2005-09-07
CIK 77449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 30, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from          to

Commission File No. 1-3381

The Pep Boys - Manny, Moe & Jack

(Exact name of registrant as specified in its charter)

Pennsylvania	23-0962915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID number)

3111 W. Allegheny Ave. Philadelphia, PA	19132
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 26, 2005 there were 54,103,567 shares of the registrant’s Common Stock outstanding.

Index

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets - July 30, 2005 and January 29, 2005	3

	Consolidated Statements of Operations - Thirteen and Twenty-six Weeks Ended July 30, 2005 and July 31, 2004	4

	Consolidated Statements of Cash Flows - Twenty-six Weeks Ended July 30, 2005 and July 31, 2004	5

	Notes to Condensed Consolidated Financial Statements	6-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

SIGNATURES		34

INDEX TO EXHIBITS		35

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

UNAUDITED

	July 30, 2005	Jan. 29, 2005*
ASSETS
Current Assets:
Cash and cash equivalents	$41,670	$82,758
Accounts receivable, net	35,093	30,994
Merchandise inventories	634,352	602,760
Prepaid expenses	34,250	45,349
Other	77,893	96,065
Assets held for disposal	—	665
Total Current Assets	823,258	858,591
Property and Equipment-at cost:
Land	259,239	261,985
Buildings and improvements	913,324	916,099
Furniture, fixtures and equipment	644,224	633,098
Construction in progress	20,712	40,426
	1,837,499	1,851,608
Less accumulated depreciation and amortization	890,859	906,577

Property and Equipment - Net	946,640	945,031
Other	66,663	63,401
Total Assets	$1,836,561	$1,867,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$333,303	$310,981
Trade payable program liability	12,071	—
Accrued expenses	263,610	306,671
Deferred income taxes	18,383	19,406
Current maturities of long-term debt and obligations under capital leases	144,461	40,882
Total Current Liabilities	771,828	677,940
Long-term debt and obligations under capital leases, less current maturities	215,534	352,682
Convertible long-term debt	119,000	119,000
Other long-term liabilities	52,172	37,977
Deferred income taxes	27,333	25,968
Commitments and Contingencies

Stockholders’ Equity:
Common Stock, par value $1 per share: Authorized 500,000,000 shares; Issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	286,617	284,966
Retained earnings	525,703	536,780
Common stock subscriptions receivable	(39)	(167)
Accumulated other comprehensive loss	(3,524)	(4,852)
	877,314	885,284

Less cost of shares in treasury - 10,981,577 shares and 11,305,130 shares	167,356	172,564
Less cost of shares in benefits trust - 2,195,270 shares	59,264	59,264
Total Stockholders’ Equity	650,694	653,456
Total Liabilities and Stockholders’ Equity	$1,836,561	$1,867,023

See notes to condensed consolidated financial statements.

* Taken from the audited financial statements as of January 29, 2005 as filed on Form 10-K.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

UNAUDITED

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	Amount	Amount	Amount	Amount
Merchandise Sales	$480,608	$488,716	$944,456	$949,597
Service Revenue	96,810	104,710	197,188	209,962
Total Revenues	577,418	593,426	1,141,644	1,159,559
Costs of Merchandise Sales	347,725	347,249	689,416	672,623
Costs of Service Revenue	86,834	80,701	170,748	159,252
Total Costs of Revenues	434,559	427,950	860,164	831,875
Gross Profit from Merchandise Sales	132,883	141,467	255,040	276,974
Gross Profit from Service Revenue	9,976	24,009	26,440	50,710
Total Gross Profit	142,859	165,476	281,480	327,684
Selling, General and Administrative Expenses	133,200	136,694	268,462	266,256
Operating Profit	9,659	28,782	13,018	61,428
Non-operating Income	483	470	2,221	1,062
Interest Expense	9,234	7,800	18,149	17,098
Earnings (Loss) From Continuing Operations Before Income Taxes	908	21,452	(2,910)	45,392

Income Tax Expense (Benefit)	76	7,937	(1,356)	16,795
Net Earnings (Loss) from Continuing Operations	832	13,515	(1,554)	28,597

Discontinued Operations, Net of Tax	210	(852)	(178)	(1,383)
Net Earnings (Loss)	1,042	12,663	(1,732)	27,214
Retained Earnings, beginning of period	529,177	541,203	536,780	531,933
Cash Dividends	(3,758)	(3,915)	(7,320)	(7,813)
Effect of Stock Options	(717)	(818)	(1,974)	(2,201)
Dividend Reinvestment Plan	(41)	—	(51)	—
Retained Earnings, end of period	$525,703	$549,133	$525,703	$549,133
Basic Earnings (Loss) Per Share:
Net Earnings (Loss) From Continuing Operations	$0.01	$0.23	$(0.03)	$0.51
Discontinued Operations, Net of Tax	0.01	(0.01)	—	(0.03)
Basic Earnings (Loss) Per Share	$0.02	$0.22	$(0.03)	$0.48
Diluted Earnings (Loss) Per Share:
Net Earnings (Loss) From Continuing Operations	$0.01	$0.22	$(0.03)	$0.47
Discontinued Operations, Net of Tax	0.01	(0.01)	—	(0.02)
Diluted Earnings (Loss) Per Share	$0.02	$0.21	$(0.03)	$0.45
Cash Dividends Per Share	$0.0675	$0.0675	$0.1350	$0.1350

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

UNAUDITED

Twenty-six Weeks Ended	July 30, 2005	July 31, 2004
Cash Flows from Operating Activities:
Net (loss) earnings	$(1,732)	$27,214
Net loss from discontinued operations	(178)	(1,383)
Net (loss) earnings from continuing operations	(1,554)	28,597
Adjustments to Reconcile Net (Loss) Earnings From Continuing Operations to Net Cash Provided by Continuing Operations:
Depreciation and amortization	38,655	37,767
Accretion of asset disposal obligation	56	71
Stock compensation expense	1,403	847
Deferred income taxes	(239)	20,553
(Gain) loss from sales of assets	(3,606)	360
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable, prepaid expenses and other	24,421	3,711
Increase in merchandise inventories	(31,592)	(42,889)
Increase (decrease) in accounts payable	22,322	(3,493)
Decrease in accrued expenses	(45,090)	(22,554)
Increase (decrease) in other long-term liabilities	14,195	(898)
Net cash provided by continuing operations	18,971	22,072
Net cash used in discontinued operations	(704)	(1,728)
Net Cash Provided by Operating Activities	18,267	20,344

Cash Flows from Investing Activities:
Capital expenditures	(42,463)	(28,830)
Proceeds from sales of assets	1,262	1,453
Proceeds from sales of assets held for disposal	6,913	—
Net cash used in continuing operations	(34,288)	(27,377)
Net cash provided by discontinued operations	931	10,532
Net Cash Used in Investing Activities	(33,357)	(16,845)

Cash Flows from Financing Activities:
Net borrowings under line of credit agreements	6,815	137
Net borrowings (payments) on trade payable program liability	12,071	(7,216)
Reduction of long-term debt	(40,452)	(84,425)
Other	(53)	3,283
Dividends paid	(7,320)	(7,813)
Proceeds from issuance of common stock	—	108,854
Proceeds from exercise of stock options	2,451	6,049
Proceeds from dividend reinvestment plan	490	541
Net Cash (Used in) Provided by Financing Activities	(25,998)	19,410
Net (Decrease) Increase in Cash	(41,088)	22,909
Cash and Cash Equivalents at Beginning of Period	82,758	60,984
Cash and Cash Equivalents at End of Period	$41,670	$83,893

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$17,017	$17,000
Cash received from income tax refunds	$9,682	$5,483
Non-cash investing activities:
Accrued purchases of property and equipment	$2,148	$—
Non-cash financing activities:
Equipment Capital Leases	$124	$1,413

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of July 30, 2005, the consolidated statements of operations for the thirteen and twenty-six week periods ended July 30, 2005 and July 31, 2004 and the consolidated statements of cash flows for the twenty-six week periods ended July 30, 2005 and July 31,2004 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at July 30, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. The results of operations for the thirteen and twenty-six week periods ended July 30, 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2. Accounting for Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans in accordance with the recognition and measurement principles of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For all stock options, no stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In the first quarter of 2004, the Company began to issue restricted stock unit awards to certain employees. The recorded expense for these awards under the intrinsic method was $615,000 ($384,000 net of tax) and $1,403,000 ($877,000 net of tax) for the thirteen and twenty-six weeks ended July 30, 2005, respectively, and $149,000 ($94,000 net of tax) and $847,000 ($534,000 net of tax) for the thirteen and twenty-six weeks ended July 31, 2004, respectively. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

(dollar amounts in thousands,		Thirteen Weeks Ended		Twenty-six Weeks Ended
except per share amounts)		July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net earnings (loss):

As reported		$1,042	$12,663	$(1,732)	$27,214

Less:	Total stock-based compensation expense determined under fair value-based method, net of tax	(473)	(674)	(856)	(1,536)
Pro forma		$569	$11,989	$(2,588)	$25,678

Net earnings (loss) per share:

Basic:

As reported		$.02	$.22	$(.03)	$.48
Pro forma		$.01	$.21	$(.05)	$.46

Diluted:

As reported		$.02	$.21	$(.03)	$.45
Pro forma		$.01	$.20	$(.05)	$.43

The fair value of each option granted during the periods ending July 30, 2005 and July 31, 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	July 30, 2005	July 31, 2004
Dividend yield	1.77%	1.67%
Expected volatility	46%	41%
Risk-free interest rate range:
high	4.4%	4.7%
low	3.5%	2.0%

Ranges of expected lives in years	3-8	3-8

NOTE 3. New Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  The Company will adopt the provisions of SFAS No. 154 as applicable beginning in fiscal 2006.

In March 2005, the FASB issued Financial Interpretation Number (FIN) 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of SFAS 143 (Asset Retirement Obligations). FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective for fiscal years ending after December 15, 2005. The Company has not determined the impact that the adoption of FIN 47 will have on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) or SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and subsequently issued stock option related guidance. This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

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

The statement also requires the Company to use either the modified-prospective method or modified retrospective method in its transition. Under the modified-prospective method, the Company must recognize compensation cost for all awards granted subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified retrospective method, the Company must restate its previously issued financial statements to recognize the amounts it previously calculated and reported on a pro-forma basis, as if the prior standard had been adopted. Under both methods, the statement permits the use of either the straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

The Company has commenced its analysis of the impact of SFAS No. 123R, but has not yet decided: (1) whether to elect early adoption, (2) the early adoption date, if elected, (3) the use of the modified-prospective or modified retrospective method and (4) the election to use straight-line or an accelerated method. Accordingly, the Company has not determined the impact that the adoption of SFAS No. 123R will have on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29”. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s current financial position, results of operations or cash flows.

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

NOTE 4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $633,962,000 and $588,301,000 as of July 30, 2005 and January 29, 2005, respectively.

The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions. The Company believes that the risk of obsolescence is minimal as excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when the selling price is lower than recorded costs. The reserves are revised, if necessary, on a quarterly basis for adequacy. The Company’s reserves against inventory for these matters were $13,184,000 and $12,676,000 at July 30, 2005 and January 29, 2005, respectively.

NOTE 5. Accrued Expenses

The Company’s accrued expenses as of July 30, 2005 and January 29, 2005 were as follows:

(dollar amounts in thousands)	July 30, 2005	Jan. 29, 2005

Casualty and medical risk insurance	$150,302	$164,065
Accrued compensation and related taxes	41,608	45,899
Other	71,700	96,707
Total	$263,610	$306,671

NOTE 6. Other Current Assets

The Company’s other current assets as of July 30, 2005 and January 29, 2005 were as follows:

(dollar amounts in thousands)	July 30, 2005	Jan. 29, 2005

Reinsurance premiums receivable	$70,212	$80,397
Income taxes receivable	7,586	15,404
Other	95	264
Total	$77,893	$96,065

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

Reserve Summary

The following chart details the reserve balances through July 30, 2005. The reserve includes remaining rent on leases net of sublease income and other contractual obligations associated with leased properties.

(dollar amounts	Lease	Contractual
in thousands)	Expenses	Obligations	Total
Reserve balance at Jan. 29, 2005	$1,755	$141	$1,896

Provision for present value of liabilities	67	—	67

Changes in assumptions about future sublease income and lease termination	155	33	188

Cash payments	(310)	(88)	(398)
Reserve balance at July 30, 2005	$1,667	$86	$1,753

NOTE 8. Store Closures and Sales

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, our discontinued operations continues to reflect the ongoing costs for the stores remaining from the 33 stores closed on July 31, 2003 as part of our corporate restructuring (see Note 7).  Below is a summary of these stores’ costs for the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(dollar amounts in thousands)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Total Revenues	$—	$(1)	$—	$—
Total Gross Earnings (Loss)	291	(1,438)	(304)	(2,243)
Selling, General and Administrative Expenses	3	(88)	29	(48)
Gain (Loss) from Discontinued Operations Before Income Taxes	288	(1,351)	(333)	(2,195)
Gain (Loss) from Discontinued Operations, Net of Tax	$210	$(852)	$(178)	$(1,383)

Sales of Stores in Discontinued Operations

During the second quarter of 2005, the Company sold a closed store for proceeds of $931,000 resulting in a pre-tax gain of $341,000, which was recorded in discontinued operations on the consolidated statement of operations.

During the second quarter of 2004, the Company sold assets held for disposal for proceeds of $3,652,000 resulting in a loss of $157,000, which was recorded in discontinued operations on the consolidated statement of operations.

During the first quarter of 2004, the Company sold assets held for disposal for proceeds of $6,879,000 resulting in a gain of $172,000, which was recorded in discontinued operations on the consolidated statement of operations.

Other Store Sales and Transfers

During the second quarter of 2005 the Company sold a closed store classified as an asset held for disposal for proceeds of $6,912,000 resulting in a pre-tax gain of $5,176,000, which was recorded in costs of merchandise sales on the consolidated statement of operations in accordance with the provisions of SFAS No. 144.

Additionally, during the second quarter of 2005 the Company sold a closed store classified as an asset held for use for proceeds of $659,000 resulting in a pre-tax loss of $502,000, which was recorded in costs of merchandise sales on the consolidated statement of operations in accordance with the provisions of SFAS No. 144.

During the second quarter of 2005, the Company reclassified a store in assets held for disposal at April 29, 2005 to assets held for use in accordance with the provisions of SFAS 144, as the Company concluded that the sale of the store was no longer expected to occur within one year.  This store is valued at its fair value at the date of the subsequent decision to transfer it, which was lower than its carrying amount before it was classified as held for sale adjusted for depreciation expense that would have been recognized had the asset been continuously classified as held and used.  The results of operations of this store are not material for the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively, and therefore have not been reclassified into continuing operations in the consolidated statements of operations.

NOTE 9. Pension and Savings Plan

Pension expense includes the following:

	Thirteen Weeks Ended Pension Benefits		Twenty-six Weeks Ended Pension Benefits
(dollar amounts in thousands)	July 30, 2005	July 31, 2004	July 30, 2005	July 31,2004

Service cost	$91	$111	$182	$219
Interest Cost	753	745	1,506	1,451
Expected return on plan assets	(587)	(574)	(1,174)	(1,149)
Amortization of transition obligation	41	41	82	82
Amortization of prior service cost	91	91	182	182
Amortization of net loss	545	422	1,090	866

Net periodic benefit cost	$934	$836	$1,868	$1,651

The Company previously disclosed in its financial statements for the fiscal year ended January 29, 2005 that it expected to contribute $1,090,000 to its pension plan in fiscal 2005. As of July 30, 2005, $1,288,000 of contributions have been made, due to significant payments made to two former employees. The Company now anticipates the total contributions for fiscal 2005 to be approximately $1,440,000.

The Company has 401(k) savings plans which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation. The Company’s savings plans’ contribution expense was $953,000 and $780,000 for the thirteen weeks ending July 30, 2005 and July 31, 2004, respectively, and $1,794,000 and $1,807,000 for the twenty-six weeks ending July 30, 2005 and July 31, 2004, respectively.

On January 31, 2004, the Company amended and restated its Executive Supplemental Retirement Plan (SERP). This amendment converted the defined benefit plan to a defined contribution plan for certain unvested participants and all future participants. All vested participants will continue to accrue benefits according to the previous defined benefit formula. The Company’s contribution expense for the defined contribution portion of the plan was $218,000 and $212,000 and $436,000 and $429,000 for the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively.

NOTE 10. Advertising Expense

The Company expenses the production costs of advertising the first time the advertising takes place. Gross advertising expense was $23,201,000 and $22,517,000, and $46,419,000 and $37,893,000, for the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively. No advertising costs were recorded as assets as of July 30, 2005 or January 29, 2005.

The Company receives funds from vendors in the normal course of business for a variety of reasons, including cooperative advertising. Contracts for cooperative advertising typically have a duration of one year. There were 153 and 150 vendors participating in such contracts for the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively. The Company’s level of advertising expense would not be impacted in the absence of these contracts.

Certain cooperative advertising reimbursements are netted against specific, incremental, identifiable costs incurred in connection with the selling of the vendor’s product. Cooperative advertising reimbursements of $10,593,000 and $14,885,000 for the thirteen weeks ending July 30, 2005 and July 31, 2004, respectively, and $19,419,000 and $24,960,000 for the twenty-six weeks ending July 30, 2005 and July 31, 2004, respectively, were recorded as a reduction of advertising expense with the net amount included in selling, general and administrative expenses in the consolidated statement of operations. Any excess reimbursements over these costs are characterized as a reduction of inventory and are recognized as a reduction of cost of sales as the inventories are sold, in accordance with Emerging Issues Task Force (EITF) No. 02-16. The amount of excess reimbursements recognized as a reduction of costs of sales were $10,570,000 and $7,356,000 for the thirteen weeks ending July 30, 2005 and July 31, 2004, respectively, and $21,002,000 and $16,705,000 for the twenty-six weeks ending July 30, 2005 and July 31, 2004, respectively. The balance of excess reimbursements remaining in inventory was immaterial at July 30, 2005 and January 29, 2005.

NOTE 11. Net Earnings Per Share

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE

(in thousands, except per share amounts)

UNAUDITED

		Thirteen Weeks Ended		Twenty-six Weeks Ended
		July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
(a)	Net earnings (loss) from continuing operations	$832	$13,515	$(1,554)	$28,597

	Adjustment for interest on convertible senior notes, net of income tax effect	—	1,001	—	2,003
(b)	Adjusted net earnings (loss) from continuing operations	$832	$14,516	$(1,554)	$30,600

(c)	Average number of common shares outstanding during period	55,683	57,875	55,597	56,410

	Common shares assumed issued upon conversion of convertible senior notes	—	6,697	—	6,697

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	449	1,749	—	1,847
(d)	Average number of common shares assumed outstanding during period	56,132	66,321	55,597	64,954
Basic Earnings (Loss) Per Share:

	Net Earnings (Loss) From Continuing Operation (a/c)	$0.01	$0.23	$(0.03)	$0.51
	Discontinued Operations, Net of Tax	0.01	(0.01)	—	(0.03)
Basic Earnings (Loss) Per Share		$0.02	$0.22	$(0.03)	$0.48
Diluted Earnings (Loss)Per share:

	Net Earnings (Loss) From Continuing Operations (b/d)	$0.01	$0.22	$(0.03)	$0.47

	Discontinued Operations, Net of Tax	0.01	(0.01)	—	(0.02)
Diluted Earnings (Loss) Per Share		$0.02	$0.21	$(0.03)	$0.45

During the twenty-six week period ended July 30, 2005, the diluted loss per common share calculation was the same as the basic loss per common share calculation, as all potentially dilutive securities were anti-dilutive due to the Company’s reported net loss.

Adjustments for the convertible senior notes were anti-dilutive during the thirteen weeks ended July 30, 2005 and therefore excluded from the computation of diluted earnings per share for the thirteen weeks ended July 30, 2005.

At July 30, 2005 and July 31, 2004 there were outstanding 4,785,000 and 6,363,000 options to purchase shares of the Company’s common stock, respectively. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended. The total numbers of such shares excluded from the diluted earnings per share calculation are 3,135,000 and 935,000 for the thirteen weeks ended July 30, 2005 and July 31, 2004, respectively, and 944,000 for the twenty-six weeks ended July 31, 2004.

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

Components of the reserve for warranty costs for the twenty-six week period ended July 30, 2005 are as follows:

(dollar amounts in thousands)
Beginning balance at January 29, 2005	$1,324

Additions related to current period sales	7,051

Warranty costs incurred in current period	(7,042)
Ending Balance at July 30, 2005	$1,333

NOTE 13.  Debt and Financing Arrangements

Upon maturity on June 1, 2005, the Company retired the remaining $40,444,000 aggregate principal amount of its 7% Senior Notes with cash from operations and its existing line of credit. In December 2004, the Company repurchased, through a tender offer, $59,556 of these notes.  In the second quarter of fiscal 2004, the Company reclassified the $100,000,000 aggregate principal amount of these notes then outstanding to current liabilities on the balance sheet.

In the second quarter of fiscal 2005 the Company reclassified $100,000,000 aggregate principal amount of 6.92% Term Enhanced ReMarketable Securities (TERMS) to current liabilities on the consolidated balance sheet. The TERMS’ initial maturity date is July 7, 2006, unless the underwriter exercises its option to remarket the TERMS through a maturity date of July 7, 2016. If the underwriter exercises such option, the Company has the right to redeem the TERMS prior to such remarketing.  The redemption price is based upon the then present value of the remaining payments on the TERMS through July 17, 2016, at 5.45%, discounted at the 10 year Treasury rate.

In the first quarter of fiscal 2005 the Company reclassified, to current liabilities on its consolidated balance sheet, $43,000,000 aggregate principal amount of 6.88% Medium-Term Notes with a stated maturity date of March 6, 2006.

In the third quarter of fiscal 2004, the Company entered into a vendor financing program with an availability of $20,000,000. Under this program, the Company’s factor makes accelerated and discounted payments to its vendors and the Company, in turn, makes its regularly scheduled full vendor payments to the factor. As of July 30, 2005, the Company had an outstanding balance of $12,071,000 under these arrangements, classified as trade payable program liability in the consolidated balance sheet.

In October 2001, the Company entered into a contractual commitment to purchase media advertising services with equal annual purchase requirements totaling $39,773,000 over four years. The remaining minimum purchase requirement for 2005 (the final year of this commitment) is approximately $3,572,000, which the Company expects to meet.

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

The following are consolidating balance sheets of the Company as of July 30, 2005 and January 29, 2005 and the related consolidating statements of operations for the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004 and condensed consolidating statements of cash flows for the twenty-six weeks ended July 30, 2005 and July 31, 2004. The consolidating statements of operations and cash flows for the thirteen and twenty-six weeks ended July 31, 2004 have been reclassified to show PBY Corporation as a subsidiary guarantor for comparative purposes.

CONSOLIDATING BALANCE SHEET

(dollar amounts in thousands)

(unaudited)

			Non-
		Subsidiary	guarantor
July 30, 2005	Pep Boys	Guarantors	Subsidiaries	Elimination	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$12,655	$9,319	$19,696	$—	$41,670
Accounts receivable, net	17,770	17,323	—	—	35,093
Merchandise inventories	222,177	412,175	—	—	634,352
Prepaid expenses	27,650	14,717	9,552	(17,669)	34,250
Deferred Income Taxes	4,484	(28,438)	5,571	18,383	—
Other	12,543	12,107	53,243	—	77,893
Total Current Assets	297,279	437,203	88,062	714	823,258
Property and Equipment - at cost:
Land	86,766	172,473	—	—	259,239
Buildings and improvements	314,219	599,105	—	—	913,324
Furniture, fixtures and equipment	273,221	371,003	—	—	644,224
Construction in progress	20,462	250	—	—	20,712
	694,668	1,142,831	—	—	1,837,499
Less accumulated depreciation and amortization	356,510	534,349	—	—	890,859
Property and Equipment - Net	338,158	608,482	—	—	946,640
Investment in subsidiaries	1,517,842	1,262,127	—	(2,779,969)	—

Intercompany receivable	—	776,723	83,315	(860,038)	—

Other	62,526	3,644	—	493	66,663
Total Assets	$2,215,805	$3,088,179	$171,377	$(3,638,800)	$1,836,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$333,294	$9	$—	$—	$333,303
Trade payable program liability	12,071	—	—		12,071
Accrued expenses	46,981	89,918	157,811	(31,100)	263,610
Current deferred taxes	—	—	—	18,383	18,383
Current maturities of long-term debt and obligations under capital leases	144,461	—	—	—	144,461
Total Current Liabilities	536,807	89,927	157,811	(12,717)	771,828
Long-term debt and obligations under capital leases, less current maturities	205,809	9,725	—	—	215,534
Convertible long-term debt	119,000	—	—	—	119,000
Other long-term liabilities	10,381	27,867	—	13,924	52,172
Intercompany liabilities	678,820	181,218	—	(860,038)	—
Deferred income taxes	14,294	13,039	—	—	27,333
Stockholders’ Equity:
Common stock	68,557	1,502	100	(1,602)	68,557
Additional paid-in capital	286,617	436,858	3,900	(440,758)	286,617
Retained earnings	525,703	2,328,043	9,566	(2,337,609)	525,703
Common stock subscriptions receivable	(39)	—	—	—	(39)
Accumulated other comprehensive loss	(3,524)	—	—	—	(3,524)
	877,314	2,766,403	13,566	(2,779,969)	877,314

Less:
Cost of shares in treasury	167,356	—	—	—	167,356
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity	650,694	2,766,403	13,566	(2,779,969)	650,694
Total Liabilities and Stockholders’ Equity	$2,215,805	$3,088,179	$171,377	$(3,638,800)	$1,836,561

			Non-
		Subsidiary	Guarantor	Consolidation/
January 29, 2005	Pep Boys	Guarantors	Subsidiaries	Elimination	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$59,032	$8,474	$15,252	$—	$82,758
Accounts receivable, net	14,150	16,844	—	—	30,994
Merchandise inventories	205,908	396,852	—	—	602,760
Prepaid expenses	28,535	17,450	21,499	(22,135)	45,349
Deferred income taxes	3,140	(28,192)	5,645	19,407	—
Other	19,170	12,097	64,798	—	96,065
Assets held for disposal	—	665	—	—	665
Total Current Assets	329,935	424,190	107,194	(2,728)	858,591
Property and Equipment - at cost:
Land	87,314	174,671	—	—	261,985
Buildings and improvements	315,170	600,929	—	—	916,099
Furniture, fixtures and equipment	296,732	336,366	—	—	633,098
Construction in progress	38,240	2,186	—	—	40,426
	737,456	1,114,152	—	—	1,851,608
Less accumulated depreciation and amortization	390,331	516,246	—	—	906,577
Property and Equipment - Net	347,125	597,906	—	—	945,031
Investment in subsidiaries	1,585,211	1,130,247	—	(2,715,458)	—
Intercompany receivable	—	845,384	85,881	(931,265)	—
Other	59,900	3,501	—	—	63,401
Total Assets	$2,322,171	$3,001,228	$193,075	$(3,649,451)	$1,867,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$310,972	$9	$—	$—	$310,981
Accrued expenses	60,178	90,014	178,614	(22,135)	306,671
Deferred income taxes	—	—	—	19,406	19,406
Current maturities of long-term debt and obligations under capital leases	40,882	—	—	—	40,882
Total Current Liabilities	412,032	90,023	178,614	(2,729)	677,940
Long-term debt and obligations under capital leases, less current maturities	347,315	5,367	—	—	352,682
Convertible long-term debt	119,000	—	—	—	119,000
Other long-term liabilities	11,416	26,561	—	—	37,977
Intercompany liabilities	765,068	166,196	—	(931,264)	—
Deferred income taxes	13,884	12,084	—	—	25,968
Stockholders’ Equity:
Common stock	68,557	1,502	100	(1,602)	68,557
Additional paid-in capital	284,966	436,858	3,900	(440,758)	284,966
Retained earnings	536,780	2,262,637	10,461	(2,273,098)	536,780
Common stock subscriptions receivable	(167)	—	—	—	(167)
Accumulated other comprehensive loss	(4,852)	—	—	—	(4,852)
	885,284	2,700,997	14,461	(2,715,458)	885,284

Less:
Cost of shares in treasury	172,564	—	—	—	172,564
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity	653,456	2,700,997	14,461	(2,715,458)	653,456
Total Liabilities and Stockholders’ Equity	$2,322,171	$3,001,228	$193,075	$(3,649,451)	$1,867,023

CONSOLIDATING STATEMENTS OF OPERATIONS

(dollar amounts in thousands)

(unaudited)

			Non-
		Subsidiary	guarantor
Thirteen weeks ended July 30, 2005	Pep Boys	Guarantors	Subsidiaries	Elimination	Consolidated

Merchandise Sales	$165,423	$315,185	$—	$—	$480,608
Service Revenue	33,204	63,606	—	—	96,810
Other Revenue	—	—	7,421	(7,421)	—
Total Revenues	198,627	378,791	7,421	(7,421)	577,418
Costs of Merchandise Sales	121,155	226,570	—	—	347,725
Costs of Service Revenue	30,375	56,459	—	—	86,834
Costs of Other Revenue	—	—	10,551	(10,551)	—
Total Costs of Revenues	151,530	283,029	10,551	(10,551)	434,559
Gross Profit from Merchandise Sales	44,268	88,615	—	—	132,883
Gross Profit from Service Revenue	2,829	7,147	—	—	9,976
Gross Loss from Other Revenue	—	—	(3,130)	3,130	—
Total Gross Profit (Loss)	47,097	95,762	(3,130)	3,130	142,859
Selling, General and Administrative Expenses	44,706	85,290	74	3,130	133,200
Operating Profit (Loss)	2,391	10,472	(3,204)	—	9,659
Equity in Earnings of Subsidiaries	13,597	19,042	—	(32,639)	—
Non-operating (Expense) Income	(4,740)	22,439	125	(17,341)	483
Interest Expense	17,777	9,693	(895)	(17,341)	9,234
(Loss) Earnings From Continuing Operations Before Income Taxes	(6,529)	42,260	(2,184)	(32,639)	908

Income Tax (Benefit) Expense	(7,389)	8,415	(950)	—	76
Net Earnings From Continuing Operations	860	33,845	(1,234)	(32,639)	832

Discontinued Operations, Net of Tax	182	28	—	—	210

Net Earnings	$1,042	$33,873	$(1,234)	$(32,639)	$1,042

			Non-
		Subsidiary	guarantor
Thirteen weeks ended July 31, 2004	Pep Boys	Guarantors	Subsidiaries	Elimination	Consolidated
Merchandise Sales	$169,204	$319,512	$—	$—	$488,716
Service Revenue	36,331	68,379	—	—	104,710
Other Revenue	—	—	7,079	(7,079)	—
Total Revenues	205,535	387,891	7,079	(7,079)	593,426
Costs of Merchandise Sales	121,495	225,754	—	—	347,249
Costs of Service Revenue	27,942	52,759	—	—	80,701
Costs of Other Revenue	—	—	10,326	(10,326)	—
Total Costs of Revenues	149,437	278,513	10,326	(10,326)	427,950
Gross Profit from Merchandise Sales	47,709	93,758	—	—	141,467
Gross Profit from Service Revenue	8,389	15,620	—	—	24,009
Gross Loss from Other Revenue	—	—	(3,247)	3,247	—
Total Gross Profit (Loss)	56,098	109,378	(3,247)	3,247	165,476
Selling, General and Administrative Expenses	48,621	84,749	77	3,247	136,694
Operating Profit (Loss)	7,477	24,629	(3,324)	—	28,782
Equity in Earnings of Subsidiaries	19,671	20,774	—	(40,445)	—
Non-operating (Expense) Income	(4,890)	16,960	814	(12,414)	470
Interest Expense	13,440	6,774	—	(12,414)	7,800
Earnings (Loss) From Continuing Operations Before Income Taxes	8,818	55,589	(2,510)	(40,445)	21,452

Income Tax (Benefit) Expense	(4,016)	12,882	(929)	—	7,937
Net Earnings From Continuing Operations	12,834	42,707	(1,581)	(40,445)	13,515

Discontinued Operations, Net of Tax	(171)	(681)	—	—	(852)

Net Earnings	$12,663	$42,026	$(1,581)	$(40,445	$12,663

			Non-
		Subsidiary	guarantor
Twenty-six weeks ended July 30, 2005	Pep Boys	Guarantors	Subsidiaries	Elimination	Consolidated

Merchandise Sales	$323,249	$621,207	$—	$—	$944,456
Service Revenue	67,986	129,202	—	—	197,188
Other Revenue	—	—	14,875	(14,875)	—
Total Revenues	391,235	750,409	14,875	(14,875)	1,141,644
Costs of Merchandise Sales	243,872	445,544	—	—	689,416
Costs of Service Revenue	58,550	112,198	—	—	170,748
Costs of Other Revenue	—	—	18,269	(18,269)	—
Total Costs of Revenues	302,422	557,742	18,269	(18,269)	860,164
Gross Profit from Merchandise Sales	79,377	175,663	—	—	255,040
Gross Profit from Service Revenue	9,436	17,004	—	—	26,440
Gross Loss from Other Revenue	—	—	(3,394)	3,394	—
Total Gross Profit	88,813	192,667	(3,394)	3,394	281,480
Selling, General and Administrative Expenses	91,697	173,212	159	3,394	268,462
Operating (Loss) Profit	(2,884)	19,455	(3,553)	—	13,018
Equity in Earnings of Subsidiaries	28,987	35,525	—	(64,512)	—
Non-operating (Expense) Income	(7,972)	42,033	174	(32,014)	2,221
Interest Expense	38,240	13,661	(1,738)	(32,014)	18,149
(Loss) Earnings From Continuing Operations Before Income Taxes	(20,109)	83,352	(1,641)	(64,512)	(2,910)

Income Tax (Benefit) Expense	(18,253)	17,643	(746)	—	(1,356)
Net (Loss) Earnings From Continuing Operations	(1,856)	65,709	(895)	(64,512)	(1,554)

Discontinued Operations, Net of Tax	124	(302)	—	—	(178)
Net (Loss) Earnings	$(1,732)	$65,407	$(895)	$(64,512)	$(1,732)

			Non-
		Subsidiary	guarantor
Twenty-six weeks ended July 31, 2004	Pep Boys	Guarantors	Subsidiaries	Elimination	Consolidated

Merchandise Sales	$329,466	$620,131	$—	$—	$949,597
Service Revenue	73,249	136,713	—	—	209,962
Other Revenue	—	—	14,149	(14,149)	—
Total Revenues	402,715	756,844	14,149	(14,149)	1,159,559
Costs of Merchandise Sales	235,844	436,779	—	—	672,623
Costs of Service Revenue	54,488	104,764	—	—	159,252
Costs of Other Revenue	—	—	17,490	(17,490)	—
Total Costs of Revenues	290,332	541,543	17,490	(17,490)	831,875
Gross Profit from Merchandise Sales	93,622	183,352	—	—	276,974
Gross Profit from Service Revenue	18,761	31,949	—	—	50,710
Gross Loss from Other Revenue	—	—	(3,341)	3,341	—
Total Gross Profit	112,383	215,301	(3,341)	3,341	327,684
Selling, General and Administrative Expenses	95,563	167,195	157	3,341	266,256
Operating Profit	16,820	48,106	(3,498)	—	61,428
Equity in Earnings of Subsidiaries	41,393	40,753	—	(82,146)	—
Non-operating (Expense) Income	(9,365)	33,550	1,626	(24,749)	1,062
Interest Expense	29,448	12,399	—	(24,749)	17,098
Earnings (Loss) From Continuing Operations Before Income Taxes	19,400	110,010	(1,872)	(82,146)	45,392

Income Tax Expense (Benefit)	(8,138)	25,626	(693)	—	16,795
Net Earnings (Loss) From Continuing Operations	27,538	84,384	(1,179)	(82,146)	28,597

Discontinued Operations, Net of Tax	(324)	(1,059)	—	—	(1,383)
Net Earnings (Loss)	$27,214	$83,325	$(1,179)	$(82,146)	$27,214

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(dollar amount in thousands)

(unaudited)

			Non-
		Subsidiary	guarantor
Twenty-six weeks ended July 30, 2005	Pep Boys	Guarantors	Subsidiaries	Elimination	Consolidated

Cash Flows from Operating Activities:
Net (loss) earnings	$(1,732)	$65,407	$(895)	$(64,512)	$(1,732)
Net income (loss) from Discontinued Operations	124	(302)	—	—	(178)
Net (Loss) Earnings from Continuing Operations	(1,856)	65,709	(895)	(64,512)	(1,554)
Adjustments to Reconcile Net (Loss) Earnings from Continuing Operations to Net Cash Provided by (Used in) Continuing Operations:
Non-cash operating activities	82,456	(110,773)	74	64,512	36,269
Change in operating assets and liabilities	(6,405)	(12,039)	2,700	—	(15,744)
Net cash provided by (used in) continuing operations	74,195	(57,103)	1,879	—	18,971
Net Cash provided by (used in) discontinued operations	55	(759)	—	—	(704)
Net Cash Provided by (Used in) Operating Activities	74,250	(57,862)	1,879	—	18,267

Cash Flows from Investing Activities:
Net Cash Used in Continuing Operations	(15,270)	(19,018)	—	—	(34,288)

Net Cash Provided by discontinued operations	931	—	—	—	931
Net Cash Used in Investing Activities	(14,339)	(19,018)	—	—	(33,357)

Cash Flows from Financing Activities:
Net Cash (Used in) Provided by Financing Activities	(106,288)	77,725	2,565	—	(25,998)
Net (Decrease) Increase in Cash	(46,377)	845	4,444	—	(41,088)
Cash and Cash Equivalents at Beginning of Period	59,032	8,474	15,252	—	82,758
Cash and Cash Equivalents at End of Period	$12,655	$9,319	$19,696	$—	$41,670

			Non-
		Subsidiary	guarantor
Twenty-six weeks ended July 31, 2004	Pep Boys	Guarantors	Subsidiaries	Elimination	Consolidated

Cash Flows from Operating Activities:
Net earnings	$27,214	$83,325	$(1,179)	$(82,146)	$27,214
Net loss from discontinued operations	(324)	(1,059)	—	—	(1,383)
Net Earnings from Continuing Operations	27,538	84,384	(1,179)	(82,146)	28,597
Adjustments to Reconcile Net Earnings from Continuing Operations to Net Cash (Used In) Provided by Continuing Operations:
Non-cash operating activities	(24,544)	1,552	444	82,146	59,598
Change in operating assets and liabilities	(28,939)	(36,037)	(1,147)	—	(66,123)
Net cash (used in) provided by continuing operations	(25,945)	49,899	(1,882)	—	22,072
Net Cash used in discontinued operations	(137)	(1,591)	—	—	(1,728)
Net Cash (Used in) Provided by Operating Activities	(26,082)	48,308	(1,882)	—	20,344

Cash Flows from Investing Activities:
Net Cash Used in Continuing Operations	(16,531)	(10,846)	—	—	(27,377)

Net Cash Provided by discontinued operations	5,030	5,502	—	—	10,532
Net Cash Used in Investing Activities	(11,501)	(5,344)	—	—	(16,845)

Cash Flows from Financing Activities:
Net Cash Provided by (Used in) Financing Activities	58,622	(42,803)	3,591	—	19,410
Net Increase in Cash	21,039	161	1,709	—	22,909
Cash and Cash Equivalents at Beginning of Period	43,929	9,070	7,985	—	60,984
Cash and Cash Equivalents at End of Period	$64,968	$9,231	$9,694	$—	$83,893

NOTE 15. Contingencies

On July 20, 2005, we received a letter from counsel to the court-appointed receiver of Nikota USA, Inc. (a former merchandise vendor since 2003), which ceased operations in March 2005 after a lender foreclosed on a loan.  The letter proposed a meeting between the Company and the counsels for the receiver and the lender to discuss an ongoing dispute between the Company and the receiver regarding the Company’s accounts payable balance and certain returned defective merchandise.  The letter included sweeping allegations with respect to the Company’s business practices and was accompanied by a draft complaint against the Company and certain of its employees that alleges breach of contract, unfair business practices under the California Commercial Code, accounting fraud and RICO violations, and purports to seek class action relief for all merchandise vendors to the Company.  The Company believes that these allegations are entirely without merit and that the transactions questioned by the receiver’s counsel were properly documented, accounted for and immaterial to the Company’s financial position and results of operations at all times.  As of the date of this report, no complaint has been filed, but if necessary, the Company will vigorously defend this matter.

An action entitled “Tomas Diaz Rodriguez; Energy Tech Corporation v. Pep Boys Corporation; Manny, Moe & Jack Corp. Puerto Rico, Inc. d/b/a Pep Boys” was instituted against the Company in the Court of First Instance of Puerto Rico, Bayamon Superior Division on March 15, 2002. The action was subsequently removed to, and is currently pending in, the United States District Court for the District of Puerto Rico. Plaintiffs are distributors of a product that claims to improve gas mileage. The plaintiffs alleged that the Company entered into an agreement with them to act as the exclusive retailer of the product in Puerto Rico that was breached when the Company determined to stop selling the product. On March 29, 2004, the Company’s motion for summary judgment was granted and the case was dismissed. The plaintiff appealed and, on June 3, 2005, the United States Court of Appeal for the First Circuit vacated the summary judgment order and remanded the case to the Court of First Instance of Puerto Rico, Bayamon Superior Division for lack of federal subject matter jurisdiction.  The Company continues to believe that the claims are without merit and will continue to vigorously defend this action.

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

NOTE 16. Comprehensive Income

The following are the components of comprehensive income (loss):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(Amounts in thousands)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Net earnings (loss)	$1,042	$12,663	$(1,732)	$27,214

Other comprehensive income (loss), net of tax:

Minimum pension liability adjustments	(3)	—	344	—

Derivative financial instrument adjustments	415	53	984	1,113

Comprehensive income (loss)	$1,454	$12,716	(404)	$28,327

The components of accumulated other comprehensive loss are:

	July 30,	January 29,
	2005	2005

Minimum pension liability adjustment, net of tax	$(6,858)	$(7,203)

Derivative financial instrument adjustment, net of tax	3,334	2,351
	$(3,524)	$(4,852)

NOTE 17. Subsequent Event

In the third quarter of fiscal 2004, the Company announced a share repurchase program for up to $100,000,000 of its common stock. The Company repurchased approximately 1,283,000 shares for approximately $15,523,000 subsequent to July 30, 2005.

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

For the thirteen weeks ended July 30, 2005, our comparative sales decreased by 2.5%, compared to an increase of 6.9% for the thirteen weeks ended July 31, 2004. This decrease in comparable sales was due primarily to a 7.4% decrease in comparable service revenue coupled with a decrease of 1.5% in comparable merchandise sales. Comparable sales were negatively impacted by the short-term disruption experienced in our stores as a result of our recent initiatives designed to improve our long-term performance, such as our store refurbishment program, field reorganization into separate retail and service teams and human resources recruiting and training initiatives.

During the second quarter of fiscal 2005, we continued to reinvest in our existing stores to redesign their interiors and enhance their exterior appeal. At fiscal 2004 year end, approximately 120 stores were in various stages of remodeling while approximately 15 stores had been grand reopended. During the thirteen weeks ended July 30, 2005, we grand reopened approximately 70 stores in the Chicago, IL and Philadelphia, PA metropolitan markets, while approximately 30-40 additional stores are expected to be remodeled and grand reopened during the remainder of fiscal 2005. In fiscal 2006, we expect to remodel and grand reopen an additional 200-250 stores, with the balance expected to be completed in fiscal 2007.

The following discussion explains the material changes in our results of operations for the thirteen and twenty-six weeks ended July 30, 2005 and the significant developments affecting our financial condition since January 29, 2005. We strongly recommend that you read the audited financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

LIQUIDITY AND CAPITAL RESOURCES - July 30, 2005

Our cash requirements arise principally from capital expenditures related to existing stores, offices and warehouses and from the purchase of inventory. The primary capital expenditures for the twenty-six weeks ended July 30, 2005 were attributed to capital maintenance of our existing stores and offices including store remodels. During this period, we invested $42,463,000 in property and equipment. We estimate that capital expenditures related to existing stores, warehouses and offices during the remainder of fiscal 2005 will be approximately $67,500,000, related primarily to the redesign of our existing stores.

We anticipate that our net cash provided by operating activities and our existing line of credit will exceed our principal cash requirements for capital expenditures, debt maturities and inventory purchases in fiscal 2005. The Company expects to utilize current debt facilities and the capital markets to refinance certain indebtedness in 2006 or 2007 in order to fund maturing debt liabilities and capital investments in the business.

Working Capital decreased from $180,651,000 at January 29, 2005 to $51,430,000 at July 30, 2005. At July 30, 2005, we had stockholders’ equity of $650,694,000 and long-term debt, net of current maturities, of $334,534,000. Our long-term debt was 34% of our total capitalization at July 30, 2005 and 42% at January 29, 2005. As of July 30, 2005, we had an available line of credit totaling $225,671,000.

In the third quarter of fiscal 2004, as a convenience to our vendors, we entered into a vendor financing program with an availability of $20,000,000. Under this program, the Company’s factor makes accelerated and discounted payments to our vendors and the Company, in turn, makes its regularly scheduled full vendor payments to the factor. As of July 30, 2005, the Company had an outstanding balance of $12,071,000 under these arrangements, classified as trade payable program liability in the consolidated balance sheet.

CONTRACTUAL OBLIGATIONS

The following charts represent the Company’s total contractual obligations and commercial commitments as of July 30, 2005:

(dollar amounts in thousands)		Due in less	Due in	Due in	Due After
Obligation	Total	than 1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$478,505	$144,048	$119,254	$15,012	$200,191
Operating leases	504,011	62,943	119,829	86,647	234,592
Expected scheduled interest payments on all long-term debt	175,343	30,872	41,179	30,000	73,292
Capital leases	490	413	77	—	—
Unconditional purchase obligation	3,572	3,572	—	—	—
Total cash obligations	$1,161,921	$241,848	$280,339	$131,659	$508,075

(1) Long-term debt includes current maturities

The table excludes our pension obligation. Future plan contributions are dependent upon actual plan asset returns and interest rates. In our financial statements for the fiscal year ended January 29, 2005, we disclosed that we expected to contribute $1,090,000 to our pension plan in fiscal 2005. As of July 30, 2005, $1,288,000 of contributions have been made, due to significant payments made to two former employees. We now anticipate total pension contributions for fiscal 2005 to be $1,440,000.

(dollar amounts in thousands)		Due in less	Due in	Due in	Due After
Commercial Commitments	Total	than 1 year	1-3 years	3-5 years	5 years
Import letters of credit	$3,322	$3,322	$—	$—	$—
Standby letters of credit	40,093	26,210	13,883	—	—
Surety bonds	10,485	10,485	—	—	—
Total commercial commitments	$53,900	$40,017	$13,883	$—	$—

Upon maturity on June 1, 2005, the Company retired the remaining $40,444,000 aggregate principal amount of its 7% Senior Notes with cash from operations and its existing line of credit. In December 2004, the Company repurchased, through a tender offer, $59,556 of these notes.  In the second quarter of fiscal 2004, the Company reclassified the $100,000,000 aggregate principal amount of these notes then outstanding to current liabilities on the balance sheet.

In the second quarter of fiscal 2005 the Company reclassified $100,000,000 aggregate principal amount of 6.92% Term Enhanced ReMarketable Securities (TERMS) to current liabilities on the consolidated balance sheet. The TERMS’ initial maturity date is July 7, 2006, unless the underwriter exercises its option to remarket the TERMS through a maturity date of July 7, 2016. If the underwriter exercises such option, the Company has the right to redeem the TERMS prior to such remarketing.  The redemption price is based upon the then present value of the remaining payments on the TERMS through July 17, 2016, at 5.45%, discounted at the 10 year Treasury rate.

In the first quarter of fiscal 2005 the Company reclassified, to current liabilities on its consolidated balance sheet, $43,000,000 aggregate principal amount of 6.88% Medium-Term Notes with a stated maturity date of March 6, 2006.

In the third quarter of fiscal 2004, we announced a share repurchase program for up to $100,000,000 of our common stock.  Under the program, we may repurchase shares of our common stock in the open market or in privately negotiated transactions, from time to time prior to September 8, 2005.  As of January 29, 2005, we had repurchased a total of 3,077,000 shares at an average cost of $12.91 ($39,718,000). The Company repurchased approximately 1,283,000 shares subsequent to July 30, 2005.

In October 2001, we entered into a contractual commitment to purchase media advertising services with equal annual purchase requirements totaling $39,773,000 over four years. The remaining minimum purchase requirement for 2005 (the final year of this commitment) is approximately $3,572,000, which the Company expects to meet.

OFF-BALANCE SHEET ARRANGEMENTS

In the third quarter of fiscal 2004, the Company entered into an operating lease for up to $35,000,000 of certain warehousing and information systems equipment at an interest rate of LIBOR plus 2.25%.  In accordance with FIN 45, the Company has recorded a liability for the fair value of a guarantee associated with this lease.  In the second quarter of 2005, we increased our commitments under this lease by $7,532,000. As of July 30, 2005, we had outstanding commitments of $23,688,000 under the lease.

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

STORE CLOSURES

Discontinued Operations

In accordance with SFAS No. 144, our discontinued operations continues to reflect the operating results for the stores remaining from the 33 stores closed on July 31, 2003 as part of our corporate restructuring (see Note 7).

Sales of Stores in Discontinued Operations

During the second quarter of 2005, the Company sold a closed store for proceeds of $931,000 resulting in a pre-tax gain of $341,000, which was recorded in discontinued operations on the consolidated statement of operations.

During the second quarter of 2004, the Company sold assets held for disposal for proceeds of $3,652,000 resulting in a loss of $157,000, which was recorded in discontinued operations on the consolidated statement of operations.

During the first quarter of 2004, the Company sold assets held for disposal for proceeds of $6,879,000 resulting in a gain of $172,000, which was recorded in discontinued operations on the consolidated statement of operations.

Other Store Sales and Transfers

During the second quarter of 2005 the Company sold a closed store classified as an asset held for disposal for proceeds of $6,912,000 resulting in a pre-tax gain of $5,176,000, which was recorded in costs of merchandise sales on the consolidated statement of operations in accordance with the provisions of SFAS No. 144.

Additionally, during the second quarter of 2005 the Company sold a closed store classified as an asset held for use for proceeds of $659,000 resulting in a pre-tax loss of $502,000, which was recorded in costs of merchandise sales on the consolidated statement of operations in accordance with the provisions of SFAS No. 144.

During the second quarter of 2005, the Company reclassified a store in assets held for disposal at April 29, 2005 to assets held for use in accordance with the provisions of SFAS 144, as the Company concluded that the sale of the store was no longer expected to occur within one year.  This store is valued at its fair value at the date of the subsequent decision to transfer it, which was lower than its carrying amount before it was classified as held for sale adjusted for depreciation expense that would have been recognized had the asset been continuously classified as held and used.  The results of operations of this store are not material for the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively, and therefore have not been reclassified into continuing operations in the consolidated statements of operations.

RESULTS OF OPERATIONS

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
	July 30, 2005		July 31, 2004		Favorable
Thirteen weeks ended	(Fiscal 2005)		(Fiscal 2004)		(Unfavorable)
Merchandise Sales	83.2%		82.4%		(1.7)%
Service Revenue (1)	16.8		17.6		(7.5)
Total Revenues	100.0		100.0		(2.7)
Costs of Merchandise Sales (2)	72.4	(3)	71.1	(3)	(0.1)
Costs of Service Revenue (2)	89.7	(3)	77.1	(3)	(7.6)
Total Costs of Revenues	75.3		72.1		(1.5)
Gross Profit from Merchandise Sales	27.6	(3)	28.9	(3)	(6.1)
Gross Profit from Service Revenue	10.3	(3)	22.9	(3)	(58.4)
Total Gross Profit	24.7		27.9		(13.7)
Selling, General and Administrative Expenses	23.0		23.0		2.6
Operating Profit	1.7		4.9		(66.4)
Non-operating Income	0.1		0.1		2.8
Interest Expense	1.6		1.3		(18.4)
Earnings from Continuing Operations Before Income Taxes	0.2		3.7		(95.8)

Income Tax Expense	8.4	(4)	37.0	(4)	99.0
Net Earnings from Continuing Operations	0.1		2.2		(93.8)

Discontinued Operations, Net of Tax	0.1		(0.1)		124.6
Net Earnings	0.2		2.1		(91.8)

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

Thirteen Weeks Ended July 30, 2005 vs. Thirteen Weeks Ended July 31, 2004

Total revenues for the second quarter decreased 2.7%. This decrease was due primarily to a decrease in comparable revenues (revenues generated by locations in operation during the same period) of 2.5%. Comparable merchandise sales decreased 1.5% while comparable service revenue decreased 7.4%.

Gross profit from merchandise sales decreased as a percentage of merchandise sales, to 27.6% in fiscal 2005 from 28.9% in fiscal 2004. This was a 6.1% or $8,584,000 decrease from the prior year. This decrease as a percentage of merchandise sales was due primarily to increased warehousing and distribution costs and a decrease in merchandise margins, offset by lower occupancy costs.  Warehousing costs increased as a result of transitioning operations to the new distribution center in San Bernardino, CA.  The decrease in merchandise margins resulted from a less favorable product mix consisting of more sales from lower margin products, in addition to higher freight costs.  The decrease in store occupancy costs was due to a gain of $4,675,000 related to the sale of two closed stores, offset by increased costs associated with the new point-of-sale system.

Gross profit from service revenue decreased, as a percentage of service revenue to 10.3% in fiscal 2005 from 22.9% in fiscal 2004. This was a 58.4% or $14,033,000 decrease from the prior year. This decrease, as a percentage of service revenue, was due to decreased service revenue deleveraging occupancy costs, in addition to increased payroll and benefits.  The decrease in service revenue resulted from reduced customer traffic. The increase in payroll and benefits was primarily due to a restructuring of field operations on January 30, 2005 whereby approximately $5,200,000 of payroll and related benefit costs of service personnel assisting in the retail function had previously been recognized in selling, general and administrative expenses, but due to current responsibilities are now recognized in costs of service revenue.

Selling, general and administrative expenses, as a percentage of total revenues, were 23.0% in fiscal 2005 and in fiscal 2004. These expenses remained constant as a percent of sales due primarily to an increase in administrative and net media expenses, offset by a decrease in store expenses. The increase in administrative expenses was primarily due to higher information systems consulting and recruiting costs, while the increase in media expense was due primarily to decreased vendor support funds for cooperative advertising. The decrease in store expenses was primarily caused by a decrease of approximately $5,200,000 in payroll and related benefit costs (see above explanation of field operations restructuring).

Interest expense increased $1,434,000 due primarily to the issuance of longer term subordinated notes and an increase in weighted average indebtedness.

Results from discontinued operations for the second quarter of 2005 was a profit of $210,000 (net of tax) compared to a loss of $852,000 (net of tax) in the second quarter of fiscal 2004. The income recorded in the second quarter of fiscal 2005 is due to a gain on the sale of assets held for disposal related to a closed store.

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

	Percentage of Total Revenues				Percentage Change
	July 30, 2005		July 31, 2004		Favorable
Twenty-six weeks ended	(Fiscal 2005)		(Fiscal 2004)		(Unfavorable)
Merchandise Sales	82.7%		81.9%		(0.5)%
Service Revenue (1)	17.3		18.1		(6.1)
Total Revenues	100.0		100.0		(1.5)
Costs of Merchandise Sales (2)	73.0	(3)	70.8	(3)	(2.5)

Costs of Service Revenue (2)	86.6	(3)	75.8	(3)	(7.2)
Total Costs of Revenues	75.3		71.7		(3.4)
Gross Profit from Merchandise Sales	27.0	(3)	29.2	(3)	(7.9)
Gross Profit from Service Revenue	13.4	(3)	24.2	(3)	(47.9)
Total Gross Profit	24.7		28.3		(14.1)
Selling, General and Administrative Expenses	23.5		23.0		(0.8)
Operating Profit	1.2		5.3		(78.8)
Non-operating Income	0.2		0.1		109.1
Interest Expense	1.6		1.5		(6.1)
(Loss) Earnings from Continuing Operations	(0.2)		3.9		(106.4)

Income Tax (Benefit) Expense	(46.6	)(4)	37.0	(4)	108.1
Net (Loss) Earnings from Continuing Operations	(0.1)		2.4		(105.4)

Discontinued Operations, Net of Tax	0.0		(0.1)		87.1
Net Earnings (Loss)	(0.1)		2.3		(106.4)

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

Twenty-six Weeks Ended July 30, 2005 vs. Twenty-six Weeks Ended July 31, 2004

Total revenues for the first twenty-six weeks decreased 1.5%. This decrease was due primarily to a decrease in comparable revenues (revenues generated by locations in operation during the same period) of 1.4%.  Comparable merchandise sales decreased 0.4%, while comparable service revenue decreased 6.0%.

Gross profit from merchandise sales decreased, as a percentage of merchandise sales, to 27.0% in fiscal 2005 from 29.2% in fiscal 2004. This was a 7.9% or $21,934,000 decrease from the prior year. This decrease as a percentage of merchandise sales was due primarily to increased warehousing and distribution and occupancy costs, and a decrease in merchandise margin.  Warehousing costs increased as a result of transitioning operations to the new distribution center in San Bernardino, CA.  The increase in store occupancy costs was due to increased costs associated with the new point-of-sale system and building and equipment maintenance expenses related to the store refurbishment program, offset by a gain of $4,100,000 related to the sale of two closed stores. The decrease in merchandise margin resulted from a less favorable product mix consisting of more sales from lower margin products, in addition to higher freight costs.

Gross profit from service revenue decreased, as a percentage of service revenue to 13.4% in fiscal 2005 from 24.2% in fiscal 2004. This was a 47.9% or $24,270,000 decrease from the prior year. This decrease, as a percentage of service revenue, was due to decreased service revenue deleveraging occupancy costs, in addition to increased payroll and benefits.  The decrease in service revenue resulted from reduced customer traffic. The increase in payroll and benefits was primarily due to a restructuring of field operations on January 30, 2005 whereby approximately $9,884,000 of payroll and related benefit costs of service personnel assisting in the retail function had previously been recognized in selling, general and administrative expenses, but due to current responsibilities are now recognized in costs of service revenue.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 23.5% in fiscal 2005 from 23.0% in fiscal 2004. This was a 0.8% or $2,206,000 increase from the prior year. This increase, as a percentage of total revenues, was due primarily to an increase in both administrative and net media expenses, offset by a decrease in store expenses. The increase in administrative expenses was primarily due to higher information systems consulting, recruiting, and meeting costs.  The increase in net media expense was due primarily to incremental circular advertising and sales promotion expenses of approximately $9,688,000 related to the grand reopenings, and decreased vendor support funds for cooperative advertising. The decrease in store expenses was primarily caused by a decrease of approximately $9,884,000 in payroll and related benefit costs (see above explanation of field operations restructuring), offset by increased workers’ compensation expense, and increased travel expense associated with the store refurbishment program.

Interest expense increased $1,051,000 due primarily to the issuance of longer term subordinated notes and an increase in weighted average indebtedness.

Results from discontinued operations for 2005 was a loss of $178,000 (net of tax) compared to a loss of $1,383,000 (net of tax) in 2004. The change was due primarily to fewer stores in discontinued operations in 2005.

Net earnings decreased, as a percentage of total revenues, due primarily to a decrease in gross profit from merchandise sales, an increase in selling, general and administrative expenses and an increase in interest expense, offset by a decrease in the loss from discontinued operations.

INDUSTRY COMPARISON

We operate in the U.S. automotive aftermarket, which has two general competitive arenas: the Do-It-For-Me (“DIFM”) (service labor, installed merchandise and tires) market and the Do-It-Yourself (“DIY”) (retail merchandise) market. Generally, the specialized automotive retailers focus on either the “DIY” or “DIFM” areas of the business. We believe that our operation in both the “DIY” and “DIFM” areas of the business positively differentiates us from most of our competitors. Although we manage our store performance at a store level in aggregate, we believe that the following presentation shows the comparison against competitors within the two areas. We compete in the “DIY” area of the business through our retail sales floor and commercial sales business (Retail Sales). Our Service Center Revenue (labor, installed merchandise and tires) primarily competes in the DIFM area of the industry. The following table presents the revenues and gross profit for each area of the business.

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
(Dollar amounts in thousands)	Amount	Amount	Amount	Amount

Retail Sales (1)	$355,593	$359,612	$694,948	$696,661
Service Center Revenue (2)	221,825	233,814	446,696	462,898
Total Revenues	$577,418	$593,426	$1,141,644	$1,159,559
Gross Profit from Retail Sales (3)	$98,274	$99,035	$183,327	$196,214
Gross Profit from Service Center Revenue (3)	44,585	66,441	98,153	131,470
Total Gross Profit	$142,859	$165,476	$281,480	$327,684

(1) Excludes revenues from installed products.

(2) Includes revenues from installed products.

(3) Gross Profit from Retail Sales includes the cost of products sold (excluding installations), buying, warehousing nd store occupancy costs. Gross Profit from Service Center Revenue includes the cost of installed products sold, buying, warehousing, service center payroll and related employee benefits and service center occupancy costs. Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses.

NEW ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  The Company will adopt the provisions of SFAS No. 154 as applicable beginning in fiscal 2006.

In March 2005, the FASB issued Financial Interpretation Number (FIN) 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of SFAS 143 (Asset Retirement Obligations). FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective for fiscal years ending after December 15, 2005. The Company has not determined the impact that the adoption of FIN 47 will have on its financial position results of operations of cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) or SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and subsequently issued stock option related guidance. This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

The Company was initially required to apply SFAS No. 123R to all awards granted, modified or settled as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the United States Securities and Exchange Commission (the “SEC”) issued a press release that postpones the application of SFAS No. 123R to no later than the beginning of the first fiscal year beginning after June 15, 2005. For the Company, this is the fiscal year beginning January 29, 2006. The statement also requires the Company to use either the modified-prospective method or modified retrospective method in its transition. Under the modified-prospective method, the Company must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified retrospective method, the Company must restate its previously issued financial statements to recognize the amounts it previously calculated and reported on a pro-forma basis, as if the prior standard had been adopted. Under both methods, the statement permits the use of either the straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

The Company has commenced its analysis of the impact of SFAS No. 123R, but has not yet decided: (1) whether to elect early adoption, (2) the early adoption date, if elected, (3) the use of the modified-prospective or modified retrospective method and (4) the election to use straight-line or an accelerated method. Accordingly, the Company has not determined the impact that the adoption of SFAS No. 123R will have on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29”. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s current financial position, results of operations or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments, that could expose the Company to significant market risk. The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement, changes in the London Interbank Offered Rate (LIBOR) could affect the rates at which the Company could borrow funds thereunder. At July 30, 2005, the Company had an outstanding balance of $14,967,000 under this facility.

Additionally, we have $132,000,000 of real estate operating leases, which vary based on changes in LIBOR.  The outstanding balance of these leases was $124,905,000 as of July 30, 2005.  We have entered into an interest rate swap, which was designated as a cash flow hedge to convert the variable LIBOR portion of these lease payments to a fixed rate of 2.90%, terminating on July 1, 2008 (coterminous with the leases noted above). If the critical terms of the interest rate swap or the hedge item do not change, the interest rate swap will be considered to be highly effective with all changes in fair value included in other comprehensive income. As of July 30, 2005 and January 29, 2005, the fair value of the interest rate swap was $5,282,000 ($3,334,000 net of tax) and $3,721,000 ($2,351,000, net of tax) and these changes in value were included in accumulated other comprehensive loss on the consolidated balance sheet.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On July 20, 2005, we received a letter from counsel to the court-appointed receiver of Nikota USA, Inc. (a former merchandise vendor since 2003), which ceased operations in March 2005 after a lender foreclosed on a loan.  The letter proposed a meeting between the Company and the counsels for the receiver and the lender to discuss an ongoing dispute between the Company and the receiver regarding the Company’s accounts payable balance and certain returned defective merchandise.  The letter included sweeping allegations with respect to the Company’s business practices and was accompanied by a draft complaint against the Company and certain of its employees that alleges breach of contract, unfair business practices under the California Commercial Code, accounting fraud and RICO violations, and purports to seek class action relief for all merchandise vendors to the Company.  The Company believes that these allegations are entirely without merit and that the transactions questioned by the receiver’s counsel were properly documented, accounted for and immaterial to the Company’s financial position and results of operations at all times.  As of the date of this report, no complaint has been filed, but if necessary, the Company will vigorously defend this matter.

An action entitled “Tomas Diaz Rodriguez; Energy Tech Corporation v. Pep Boys Corporation; Manny, Moe & Jack Corp. Puerto Rico, Inc. d/b/a Pep Boys” was instituted against the Company in the Court of First Instance of Puerto Rico, Bayamon Superior Division on March 15, 2002. The action was subsequently removed to, and is currently pending in, the United States District Court for the District of Puerto Rico. Plaintiffs are distributors of a product that claims to improve gas mileage. The plaintiffs alleged that the Company entered into an agreement with them to act as the exclusive retailer of the product in Puerto Rico that was breached when the Company determined to stop selling the product. On March 29, 2004, the Company’s motion for summary judgment was granted and the case was dismissed. The plaintiff appealed and, on June 3, 2005, the United States Court of Appeal for the First Circuit vacated the summary judgment order and remanded the case to the Court of First Instance of Puerto Rico, Bayamon Superior Division for lack of federal subject matter jurisdiction.  The Company continues to believe that the claims are without merit and will continue to vigorously defend this action.

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                Defaults Upon Senior Securities

None.

Item 4.                                Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders was held on June 8, 2005. The shareholders elected the directors shown below.

Directors Elected at Annual Meeting of Shareholders

Name	Votes For	Votes Withheld
Benjamin Strauss	43,421,604	12,191,505
Malcolmn D. Pryor	43,890,579	11,722,530
Peter A. Bassi	43,890,324	11,722,785
Jane Scaccetti	44,168,822	11,444,287
John T. Sweetwood	44,082,069	11,530,740
William Leonard	43,902,134	11,710,975
Lawrence N. Stevenson	44,068,732	11,544,377
M. Shan Atkins	44,200,416	11,412,693
Robert H. Hotz	52,361,864	3,251,245

The shareholders also voted on the appointment of the Company’s independent auditors, Deloitte & Touche, LLP, with 55,184,224 affirmative votes, 346,773 negative votes and 82,112 abstentions.

The shareholders also voted on a shareholder proposal regarding the Company’s Shareholder Rights Plan with 33,050,933 affirmative votes, 10,509,530 negative votes, 322,891 abstentions and 11,729,755 broker nonvotes.

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

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date:	September 7, 2005	by:	/s/ Harry F. Yanowitz

Harry F. Yanowitz
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

(31.1)**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** - Filed herewith