Form 10-Q
period 2005-10-29
PEP BOYS MANNY MOE & JACK
filed 2005-12-07
CIK 77449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 29, 2005

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

As of November 26, 2005 there were 54,169,533 shares of the registrant’s Common Stock outstanding.

Index

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets -
	October 29, 2005 and January 29, 2005	3

	Consolidated Statements of Operations -
	Thirteen and Thirty-nine Weeks Ended
	October 29, 2005 and October 30, 2004	4

	Consolidated Statements of Cash Flows -
	Thirty-nine Weeks Ended October 29, 2005 and
	October 30, 2004	5

	Notes to Condensed Consolidated Financial Statements	6-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

SIGNATURES		35

INDEX TO EXHIBITS		36

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

UNAUDITED

	October 29, 2005	Jan. 29, 2005*

ASSETS
Current Assets:
Cash and cash equivalents	$36,534	$82,758
Accounts receivable, net	34,473	30,994
Merchandise inventories	648,368	602,760
Prepaid expenses	26,511	45,349
Other	63,123	96,065
Assets held for disposal	652	665
Total Current Assets	809,661	858,591
Property and Equipment - at cost:
Land	258,124	261,985
Buildings and improvements	909,872	916,099
Furniture, fixtures and equipment	668,960	633,098
Construction in progress	18,266	40,426
	1,855,222	1,851,608
Less accumulated depreciation and amortization	908,181	906,577
Total Property and Equipment - Net	947,041	945,031
Other	66,125	63,401
Total Assets	$1,822,827	$1,867,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$304,120	$310,981
Trade payable program liability	11,212	—
Accrued expenses	265,331	306,671
Deferred income taxes	19,238	19,406
Current maturities of long-term debt and obligations under capital leases	144,164	40,882
Total Current Liabilities	744,065	677,940
Long-term debt and obligations under capital leases, less current maturities	270,868	352,682
Convertible long-term debt	119,000	119,000
Other long-term liabilities	52,895	37,977
Deferred income taxes	14,096	25,968
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, par value $1 per share:
Authorized 500,000,000 shares; Issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	287,184	284,966
Retained earnings	510,532	536,780
Accumulated other comprehensive loss	(3,004)	(4,852)
Less cost of shares in treasury - 12,210,647 shares and 11,305,130 shares	182,102	172,731
Less cost of shares in benefits trust - 2,195,270 shares	59,264	59,264
Total Stockholders’ Equity	621,903	653,456
Total Liabilities and Stockholders’ Equity	$1,822,827	$1,867,023

See notes to condensed consolidated financial statements.

* Taken from the audited financial statements as of January 29, 2005 as filed on Form 10-K.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

UNAUDITED

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
	Amount	Amount	Amount	Amount
Merchandise Sales	$451,784	$456,220	$1,395,045	$1,404,594
Service Revenue	93,422	102,245	290,364	311,940
Total Revenues	545,206	558,465	1,685,409	1,716,534
Costs of Merchandise Sales	337,815	329,059	1,026,406	1,000,885
Costs of Service Revenue	89,055	79,452	259,608	238,513
Total Costs of Revenues	426,870	408,511	1,286,014	1,239,398
Gross Profit from Merchandise Sales	113,969	127,161	368,639	403,709
Gross Profit from Service Revenue	4,367	22,793	30,756	73,427
Total Gross Profit	118,336	149,954	399,395	477,136
Selling, General and Administrative Expenses	126,934	132,402	395,144	398,332
Operating (Loss) Profit	(8,598)	17,552	4,251	78,804
Non-operating Income	527	1,089	2,748	2,151
Interest Expense	9,205	8,056	27,354	25,154
(Loss) Earnings From Continuing Operations Before Income Taxes	(17,276)	10,585	(20,355)	55,801
Income Tax (Benefit) Expense	(5,866)	3,916	(7,285)	20,646
Net (Loss) Earnings from Continuing Operations	(11,410)	6,669	(13,070)	35,155

Discontinued Operations, Net of Tax	214	(169)	143	(1,441)
Net (Loss) Earnings	(11,196)	6,500	(12,927)	33,714
Retained Earnings, beginning of period	525,703	549,133	536,780	531,933
Cash Dividends	(3,664)	(3,925)	(10,984)	(11,738)
Effect of Stock Options	(257)	(389)	(2,231)	(2,590)
Dividend Reinvestment Plan	(54)	(72)	(106)	(72)
Retained Earnings, end of period	$510,532	$551,247	$510,532	$551,247
Basic (Loss) Earnings Per Share:
Net (Loss) Earnings From Continuing Operations	$(0.21)	$0.12	$(0.24)	$0.62
Discontinued Operations, Net of Tax	0.01	(0.01)	—	(0.03)
Basic (Loss) Earnings Per Share	$(0.20)	$0.11	$(0.24)	$0.59
Diluted (Loss) Earnings Per Share:
Net (Loss) Earnings From Continuing Operations	$(0.21)	$0.11	$(0.24)	$0.59
Discontinued Operations, Net of Tax	0.01	—	—	(0.02)
Diluted (Loss) Earnings Per Share	$(0.20)	$0.11	$(0.24)	$0.57
Cash Dividends Per Share	$0.0675	$0.0675	$0.2025	$0.2025

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

UNAUDITED

Thirty-nine Weeks Ended	October 29, 2005	October 30, 2004
Cash Flows from Operating Activities:
Net (loss) earnings	$(12,927)	$33,714
Net income (loss) from discontinued operations	143	(1,441)
Net (loss) earnings from continuing operations	(13,070)	35,155
Adjustments to Reconcile Net (Loss) Earnings From Continuing Operations to Net Cash Provided by Continuing Operations:
Depreciation and amortization	59,283	56,473
Accretion of asset disposal obligation	84	105
Stock compensation expense	2,001	996
Deferred income taxes	(12,337)	52,572
(Gain) loss from sales of assets	(2,977)	358
Changes in Operating Assets and Liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other	48,726	(31,133)
Increase in merchandise inventories	(45,608)	(58,083)
Decrease in accounts payable	(6,861)	(27,447)
Decrease in accrued expenses	(44,075)	(21,347)
Increase (decrease) in other long-term liabilities	14,918	(1,310)
Net cash provided by continuing operations	84	6,339
Net cash used in discontinued operations	(119)	(2,064)
Net Cash (Used in) Provided by Operating Activities	(35)	4,275

Cash Flows from Investing Activities:
Capital expenditures	(65,197)	(52,631)
Proceeds from sales of assets	1,724	1,472
Proceeds from sales of assets held for disposal	6,913	11,859
Net cash used in continuing operations	(56,560)	(39,300)
Net cash provided by discontinued operations	916	—
Net Cash Used in Investing Activities	(55,644)	(39,300)

Cash Flows from Financing Activities:
Net borrowings under line of credit agreements	62,163	35,669
Net borrowings (payments) on trade payable program liability	11,212	(7,216)
Reduction of long-term debt	(40,456)	(84,431)
Payments on capital lease obligations	(363)	(306)
Dividends paid	(10,984)	(11,738)
Repurchase of common stock	(15,562)	(38,900)
Proceeds from issuance of common stock	—	108,854
Proceeds from exercise of stock options	2,711	6,385
Proceeds from dividend reinvestment plan	734	909
Net Cash Provided by Financing Activities	9,455	9,226
Net Decrease in Cash	(46,224)	(25,799)
Cash and Cash Equivalents at Beginning of Period	82,758	60,984
Cash and Cash Equivalents at End of Period	$36,534	$35,185
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$19,491	$19,500
Cash received from income tax refunds	$8,605	$—
Cash paid for income taxes	$—	$4,602
Non-cash investing activities:
Accrued purchases of property and equipment	$2,182	$49
Non-cash financing activities:
Equipment capital leases	$124	$1,413

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of October 29, 2005, the consolidated statements of operations for the thirteen and thirty-nine week periods ended October 29, 2005 and October 30, 2004 and the consolidated statements of cash flows for the thirty-nine week periods ended October 29, 2005 and October 30, 2004 have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at October 29, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.  The results of operations for the thirteen and thirty-nine week periods ended October 29, 2005 are not necessarily indicative of the operating results for the full year.

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

In the first quarter of 2004, the Company began to issue restricted stock unit awards to certain employees.  The recorded expense for these awards under the intrinsic method was $598,000 ($395,000 net of tax) and $2,001,000 ($1,285,000 net of tax) for the thirteen and thirty-nine weeks ended October 29, 2005, respectively, and $149,000 ($94,000 net of tax) and $996,000 ($628,000 net of tax) for the thirteen and thirty-nine weeks ended October 30, 2004, respectively.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

(dollar amounts in thousands, except per share amounts)

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
		October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net (loss) earnings:

As reported		$(11,196)	$6,500	$(12,927)	$33,714

Less:	Total stock-based compensation expense determined under fair value-based method, net of tax	(482)	(640)	(1,361)	(2,177)
Pro forma		$(11,678)	$5,860	$(14,288)	$31,537

Net (loss) earnings per share:

Basic:

As reported		$(0.20)	$0.11	$(0.24)	$0.59
Pro forma		$(0.21)	$0.10	$(0.26)	$0.56

Diluted:

As reported		$(0.20)	$0.11	$(0.24)	$0.57
Pro forma		$(0.21)	$0.10	$(0.26)	$0.53

The fair value of each option granted during the periods ending October 29, 2005 and October 30, 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	October 29, 2005	October 30, 2004
Dividend yield	1.77%	1.67%
Expected volatility	46%	41%
Risk-free interest rate range:
high	4.4%	4.7%
low	3.5%	2.0%
Ranges of expected lives in years	3-8	3-8

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

In March 2005, the FASB issued Financial Interpretation Number (FIN) 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of SFAS 143 (Asset Retirement Obligations).  FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The provision is effective for fiscal years ending after December 15, 2005.  The Company has not determined the impact that the adoption of FIN 47 will have on its financial position, results of operations, or cash flows.

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

The Company was initially required to apply SFAS No. 123R to all awards granted, modified or settled as of the beginning of the first interim or annual reporting period that began after June 15, 2005.  However, on April 14, 2005, the United States Securities and Exchange Commission (the “SEC”) issued a press release that postpones the application of SFAS No. 123R to no later than the beginning of the first fiscal year beginning after June 15, 2005.  For the Company, this is the fiscal year beginning January 29, 2006.  The statement also requires the Company to use either the modified-prospective method or modified retrospective method in its transition.  Under the modified-prospective method, the Company must recognize compensation cost for all awards granted subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption.  Under the modified retrospective method, the Company must restate its previously issued financial statements to recognize the amounts it previously calculated and reported on a pro-forma basis, as if the prior standard had been adopted.  Under both methods, the statement permits the use of either the straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting.  The standard permits and encourages early adoption.

The Company has commenced its analysis of the impact of SFAS No. 123R and has determined not to elect early adoption.  The Company has not yet decided whether to use (1) the modified-prospective or modified retrospective method or (2) the straight-line or an accelerated method.  Accordingly, the Company has not determined the impact that the adoption of SFAS No. 123R will have on its financial position, results of operations or cash flows.

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

NOTE 4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market.  Cost is determined by using the last-in, first-out (LIFO) method.  An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time.  Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs.  If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $646,806,956 and $588,301,000 as of October 29, 2005 and January 29, 2005, respectively.

The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions.  The Company believes that the risk of obsolescence is minimal as excess inventory has historically been returned to the Company’s vendors for credit.  The Company provides reserves when less than full credit is expected from a vendor or when the selling price is lower than recorded costs.  The reserves are revised, if necessary, on a quarterly basis for adequacy.  The Company’s reserve against inventory for these matters was $12,676,000 at October 29, 2005 and January 29, 2005.

NOTE 5. Accrued Expenses

The Company’s accrued expenses as of October 29, 2005 and January 29, 2005 were as follows:

(dollar amounts in thousands)	October 29, 2005	Jan. 29, 2005

Casualty and medical risk insurance	$140,432	$164,065
Accrued compensation and related taxes	43,393	45,899
Other	81,506	96,707
Total	$265,331	$306,671

NOTE 6. Other Current Assets

The Company’s other current assets as of October 29, 2005 and January 29, 2005 were as follows:

(dollar amounts in thousands)	October 29, 2005	Jan. 29, 2005

Reinsurance premiums receivable	$61,072	$80,397
Income taxes receivable	1,997	15,404
Other	54	264
Total	$63,123	$96,065

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

Reserve Summary

The following chart details the reserve balances through October 29, 2005.  The reserve includes remaining rent on leases net of sublease income and other contractual obligations associated with leased properties.

(dollar amounts in thousands)	Lease Expenses	Contractual Obligations	Total

Reserve balance at Jan. 29, 2005	$1,755	$141	$1,896

Provision for present value of liabilities	93	—	93

Changes in assumptions about future sublease income and lease termination	(373)	33	(340)

Cash payments	(423)	(103)	(526)
Reserve balance at October 29, 2005	$1,052	$71	$1,123

NOTE 8. Store Closures and Sales

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, our discontinued operations continue to reflect the ongoing costs for the stores remaining from the 33 stores closed on July 31, 2003 as part of our corporate restructuring (see Note 7).  Additionally, during the quarter ending October 29, 2005 the Company reclassified into discontinued operations the revenues and costs associated with another store, which is expected to be sold within six months, in accordance with SFAS 144.

Below is a summary of these stores’ operations for the thirteen and thirty-nine weeks ended October 29, 2005 and October 30, 2004:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(dollar amounts in thousands)	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
Revenues in discontinued operations:
Merchandise Sales	$572	$594	$1,767	$1,817
Service Revenue	126	139	372	406
Total revenues, discontinued operations	$698	$733	$2,139	$2,223

Earnings (loss) from discontinued operations before income taxes	$380	$(268)	$217	$(2,287)

Additionally, the Company has classified certain assets as assets held for disposal on its consolidated balance sheets.  As of October 29, 2005 and January 29, 2005 these assets were as follows:

(dollar amounts in thousands)	Oct. 29, 2005	Jan. 29, 2005
Land	$120	$543
Buildings and improvements	532	122
Assets held for disposal	$652	$665

Sales of Stores in Discontinued Operations

During the second quarter of 2005, the Company sold a closed store for proceeds of $931,000 resulting in a pre-tax gain of $341,000, which was recorded in discontinued operations on the consolidated statement of operations.

During the third quarter of 2004, the Company sold assets held for disposal for proceeds of $1,328,000 resulting in a loss of $160,000, which was recorded in discontinued operations on the consolidated statement of operations.

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

Other Store Sales and Transfers

During the third quarter of 2005, the Company reclassified a store from assets held for use to assets held for disposal in accordance with the provisions of SFAS No. 144.

During the second quarter of 2005, the Company sold a closed store classified as an asset held for disposal for proceeds of $6,912,000 resulting in a pre-tax gain of $5,176,000, which was recorded in costs of merchandise sales on the consolidated statement of operations in accordance with the provisions of SFAS No. 144.

Additionally, during the second quarter of 2005 the Company sold a closed store classified as an asset held for use for proceeds of $659,000 resulting in a pre-tax loss of $502,000, which was recorded in costs of merchandise sales on the consolidated statement of operations in accordance with the provisions of SFAS No. 144.

During the second quarter of 2005, the Company reclassified a store in assets held for disposal at April 29, 2005 to assets held for use in accordance with the provisions of SFAS No. 144, as the Company concluded that the sale of the store was no longer expected to occur within one year.  This store is valued at its fair value at the date of the subsequent decision to transfer it, which was lower than its carrying amount before it was classified as held for sale, adjusted for depreciation expense that would have been recognized had the asset been continuously classified as held and used.  The results of operations of this store are not material for the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively, and therefore have not been reclassified into continuing operations in the consolidated statements of operations.

NOTE 9. Pension and Savings Plan

Pension expense includes the following:

Pension Benefits	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(dollar amounts in thousands)	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004

Service cost	$91	$110	$273	$329
Interest Cost	753	725	2,259	2,176
Expected return on plan assets	(587)	(575)	(1,761)	(1,724)
Amortization of transition obligation	41	41	123	123
Amortization of prior service cost	91	91	273	273
Amortization of net loss	545	433	1,635	1,299
Net periodic benefit cost	$934	$825	$2,802	$2,476

The Company previously disclosed in its financial statements for the fiscal year ended January 29, 2005 that it expected to contribute $1,090,000 to its pension plan in fiscal 2005.  As of October 29, 2005, $1,364,000 of contributions have been made, due to payments made to two former employees.  The Company now anticipates the total contributions for fiscal 2005 to be approximately $1,440,000.

The Company has 401(k) savings plans, which cover all full-time employees who are at least 21 years of age with one or more years of service.  The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation.  The Company’s savings plans’ contribution expense was $544,000 and $741,000 for the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively, and $2,338,000 and $2,548,000 for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively.

On January 31, 2004, the Company amended and restated its Executive Supplemental Retirement Plan (SERP).  This amendment converted the defined benefit plan to a defined contribution plan for certain unvested participants and all future participants.  All vested participants will continue to accrue benefits according to the previous defined benefit formula.  The Company’s contribution expense for the defined contribution portion of the plan was $12,000 and $215,000 for the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively and $448,000 and $644,000 for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively.

NOTE 10. Advertising Expense

The Company expenses the production costs of advertising the first time the advertising takes place.  Gross advertising expense was $18,291,000 and $15,926,000 for the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively, and $64,710,000 and $53,819,000 for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively.  No advertising costs were recorded as assets as of October 29, 2005 or January 29, 2005.

The Company receives funds from vendors in the normal course of business for a variety of reasons, including cooperative advertising.  Contracts for cooperative advertising typically have a duration of one year.  There were 156 and 244 vendors participating in such contracts at October 29, 2005 and January 29, 2005, respectively.  The Company’s level of advertising expense would not be impacted in the absence of these contracts.

Certain cooperative advertising reimbursements are netted against specific, incremental, identifiable costs incurred in connection with the selling of the vendor’s product.  Cooperative advertising reimbursements of $7,510,000 and $10,704,000 for the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively, and $26,929,000 and $35,664,000 for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively, were recorded as a reduction of advertising expense with the net amount included in selling, general and administrative expenses in the consolidated statement of operations.  Any excess reimbursements over these costs are characterized as a reduction of inventory and are recognized as a reduction of cost of sales as the inventories are sold, in accordance with Emerging Issues Task Force (EITF) No. 02-16.  The amount of excess reimbursements recognized as a reduction of costs of sales were $12,362,000 and $12,051,000 for the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively, and $33,364,000 and $28,756,000 for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively.  The balance of excess reimbursements remaining in inventory was immaterial at October 29, 2005 and January 29, 2005.

NOTE 11. Net Earnings Per Share

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE

(in thousands, except per share amounts)

UNAUDITED

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
		Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
(a)	Net (loss) earnings from continuing operations	$(11,410)	$6,669	$(13,070)	$35,155

	Adjustment for interest on convertible senior notes, net of income tax effect	—	—	—	3,004
(b)	Adjusted net (loss) earnings from continuing operations	$(11,410)	$6,669	$(13,070)	$38,159

(c)	Average number of common shares outstanding during period	54,774	57,574	55,288	56,798

	Common shares assumed issued upon conversion of convertible senior notes	—	—	—	6,697

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	—	752	—	1,482
(d)	Average number of common shares assumed outstanding during period	54,774	58,326	55,288	64,977
Basic (Loss) Earnings Per Share:

	Net (Loss) Earnings From Continuing Operations (a/c)	$(0.21)	$0.12	$(0.24)	$0.62
	Discontinued Operations, Net of Tax	0.01	(0.01)	—	(0.03)
Basic (Loss) Earnings Per Share		$(0.20)	$0.11	$(0.24)	$0.59
Diluted (Loss) Earnings Per share:

	Net (Loss) Earnings From Continuing Operations (b/d)	$(0.21)	$0.11	$(0.24)	$0.59
	Discontinued Operations, Net of Tax	0.01	—	—	(0.02)
Diluted (Loss) Earnings Per Share		$(0.20)	$0.11	$(0.24)	$0.57

During the thirteen and thirty-nine week periods ended October 29, 2005, the diluted loss per common share calculations were the same as the basic loss per common share calculations, as all potentially dilutive securities were anti-dilutive due to the Company’s reported net losses.

Adjustments for the convertible senior notes were anti-dilutive during the thirteen weeks ended October 30, 2004 and therefore excluded from the computation of diluted earnings per share for that period.

At October 29, 2005 and October 30, 2004 there were outstanding 4,648,000 and 6,251,000 options to purchase shares of the Company’s common stock, respectively.  Of the options outstanding at October 30, 2004, 3,975,000 were not included in the calculation of diluted earnings per share because these options’ exercise prices were greater than the average market price of the common shares on such date.

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

Components of the reserve for warranty costs for the thirty-nine week period ended October 29, 2005 are as follows:

(dollar amounts in thousands)
Beginning balance at January 29, 2005	$1,324
Additions related to current period sales	16,056
Warranty costs incurred in current period	(15,795)
Ending Balance at October 29, 2005	$1,585

NOTE 13.  Debt and Financing Arrangements

Upon maturity on June 1, 2005, the Company retired the remaining $40,444,000 aggregate principal amount of its 7% Senior Notes with cash from operations and its existing line of credit.  In December 2004, the Company repurchased, through a tender offer, $59,556,000 of these notes.  In the second quarter of fiscal 2004, the Company reclassified the $100,000,000 aggregate principal amount of these notes then outstanding to current liabilities on the balance sheet.

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

In the third quarter of fiscal 2004, the Company entered into a vendor financing program with an availability of $20,000,000.  Under this program, the Company’s factor makes accelerated and discounted payments to its vendors and the Company, in turn, makes its regularly scheduled full vendor payments to the factor.  As of October 29, 2005, the Company had an outstanding balance of $11,212,000 under these arrangements, classified as trade payable program liability in the consolidated balance sheet.

In October 2001, the Company entered into a contractual commitment to purchase media advertising services with equal annual purchase requirements totaling $39,773,000 over four years.  This contract was extended through November 30, 2006 with no additional purchase requirements.  The remaining minimum purchase requirement is approximately $3,052,000, which the Company expects to meet.

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

The following are consolidating balance sheets of the Company as of October 29, 2005 and January 29, 2005 and the related consolidating statements of operations for the thirteen and thirty-nine weeks ended October 29, 2005 and October 30, 2004 and condensed consolidating statements of cash flows for the thirty-nine weeks ended October 29, 2005 and October 30, 2004.  The consolidating statements of operations and cash flows for the thirteen and thirty-nine weeks ended October 30, 2004 have been reclassified to show PBY Corporation as a subsidiary guarantor for comparative purposes.

CONSOLIDATING BALANCE SHEET

(dollar amounts in thousands)

(unaudited)

October 29, 2005	Pep Boys	Subsidiary Guarantors	Non- guarantor Subsidiaries	Consolidation/ Elimination	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$12,837	$7,901	$15,796	$—	$36,534
Accounts receivable, net	12,213	22,260	—	—	34,473
Merchandise inventories	222,246	426,122	—	—	648,368
Prepaid expenses	21,746	10,092	4,958	(10,285)	26,511
Deferred income taxes	(1,991)	(22,462)	5,216	19,237	—
Other	5,531	9,345	48,247	—	63,123
Assets held for disposal	—	652	—	—	652
Total Current Assets	272,582	453,910	74,217	8,952	809,661
Property and Equipment - at cost:
Land	86,807	171,317	—	—	258,124
Buildings and improvements	313,229	596,643	—	—	909,872
Furniture, fixtures and equipment	277,158	391,802	—	—	668,960
Construction in progress	17,786	480	—	—	18,266
	694,980	1,160,242	—	—	1,855,222
Less accumulated depreciation and amortization	362,188	545,993	—	—	908,181
Total Property and Equipment - Net	332,792	614,249	—	—	947,041
Investment in subsidiaries	1,520,188	1,270,309	—	(2,790,497)	—

Intercompany receivable	—	776,723	83,315	(860,038)	—

Other	61,947	3,715	—	463	66,125
Total Assets	$2,187,509	$3,118,906	$157,532	$(3,641,120)	$1,822,827
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$304,111	$9	$—	$—	$304,120
Trade payable program liability	11,212	—	—	—	11,212
Accrued expenses	34,331	114,174	141,203	(24,377)	265,331
Deferred taxes	—	—	—	19,238	19,238
Current maturities of long-term debt and obligations under capital leases	144,164	—	—	—	144,164
Total Current Liabilities	493,818	114,183	141,203	(5,139)	744,065
Long-term debt and obligations under capital leases, less current maturities	224,655	46,213	—	—	270,868
Convertible long-term debt	119,000	—	—	—	119,000
Other long-term liabilities	10,009	28,332	—	14,554	52,895
Intercompany liabilities	708,687	149,456	1,895	(860,038)	—
Deferred income taxes	9,437	4,659	—	—	14,096
Commitments and Contingencies
Stockholders’ Equity:
Common stock	68,557	1,502	100	(1,602)	68,557
Additional paid-in capital	287,184	436,858	3,900	(440,758)	287,184
Retained earnings	510,532	2,337,703	10,434	(2,348,137)	510,532
Accumulated other comprehensive loss	(3,004)	—	—	—	(3,004)
	863,269	2,776,063	14,434	(2,790,497)	863,269

Less:
Cost of shares in treasury	182,102	—	—	—	182,102
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity	621,903	2,776,063	14,434	(2,790,497)	621,903
Total Liabilities and Stockholders’ Equity	$2,187,509	$3,118,906	$157,532	$(3,641,120)	$1,822,827

CONSOLIDATING BALANCE SHEET

(dollar amounts in thousands)

(unaudited)

January 29, 2005	Pep Boys	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidation/ Elimination	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$59,032	$8,474	$15,252	$—	$82,758
Accounts receivable, net	14,150	16,844	—	—	30,994
Merchandise inventories	205,908	396,852	—	—	602,760
Prepaid expenses	28,535	17,450	21,499	(22,135)	45,349
Deferred income taxes	3,140	(28,192)	5,645	19,407	—
Other	19,170	12,097	64,798	—	96,065
Assets held for disposal	—	665	—	—	665
Total Current Assets	329,935	424,190	107,194	(2,728)	858,591
Property and Equipment - at cost:
Land	87,314	174,671	—	—	261,985
Buildings and improvements	315,170	600,929	—	—	916,099
Furniture, fixtures and equipment	296,732	336,366	—	—	633,098
Construction in progress	38,240	2,186	—	—	40,426
	737,456	1,114,152	—	—	1,851,608
Less accumulated depreciation and amortization	390,331	516,246	—	—	906,577
Total Property and Equipment - Net	347,125	597,906	—	—	945,031
Investment in subsidiaries	1,585,211	1,130,247	—	(2,715,458)	—
Intercompany receivable	—	845,384	85,881	(931,265)	—
Other	59,900	3,501	—	—	63,401
Total Assets	$2,322,171	$3,001,228	$193,075	$(3,649,451)	$1,867,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$310,972	$9	$—	$—	$310,981
Accrued expenses	60,178	90,014	178,614	(22,135)	306,671
Deferred income taxes	—	—	—	19,406	19,406
Current maturities of long-term debt and obligations under capital leases	40,882	—	—	—	40,882
Total Current Liabilities	412,032	90,023	178,614	(2,729)	677,940
Long-term debt and obligations under capital leases, less current maturities	347,315	5,367	—	—	352,682
Convertible long-term debt	119,000	—	—	—	119,000
Other long-term liabilities	11,416	26,561	—	—	37,977
Intercompany liabilities	765,068	166,196	—	(931,264)	—
Deferred income taxes	13,884	12,084	—	—	25,968
Stockholders’ Equity:
Common stock	68,557	1,502	100	(1,602)	68,557
Additional paid-in capital	284,966	436,858	3,900	(440,758)	284,966
Retained earnings	536,780	2,262,637	10,461	(2,273,098)	536,780
Accumulated other comprehensive loss	(4,852)	—	—	—	(4,852)
	885,451	2,700,997	14,461	(2,715,458)	885,451

Less:
Cost of shares in treasury	172,731	—	—	—	172,731
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity	653,456	2,700,997	14,461	(2,715,458)	653,456
Total Liabilities and Stockholders’ Equity	$2,322,171	$3,001,228	$193,075	$(3,649,451)	$1,867,023

CONSOLIDATING STATEMENTS OF OPERATIONS

(dollar amounts in thousands)

(unaudited)

Thirteen weeks ended October 29, 2005	Pep Boys	Subsidiary Guarantors	Non- guarantor Subsidiaries	Consolidation/ Elimination	Consolidated

Merchandise Sales	$158,186	$293,598	$—	$—	$451,784
Service Revenue	31,817	61,605	—	—	93,422
Other Revenue	—	—	7,354	(7,354)	—
Total Revenues	190,003	355,203	7,354	(7,354)	545,206
Costs of Merchandise Sales	116,785	221,030	—	—	337,815
Costs of Service Revenue	29,939	59,116	—	—	89,055
Costs of Other Revenue	—	—	7,135	(7,135)	—
Total Costs of Revenues	146,724	280,146	7,135	(7,135)	426,870
Gross Profit from Merchandise Sales	41,401	72,568	—	—	113,969
Gross Profit from Service Revenue	1,878	2,489	—	—	4,367
Gross Profit (Loss) from Other Revenue	—	—	219	(219)	—
Total Gross Profit (Loss)	43,279	75,057	219	(219)	118,336
Selling, General and Administrative Expenses	43,804	83,260	89	(219)	126,934
Operating (Loss) Profit	(525)	(8,203)	130	—	(8,598)
Equity in Earnings of Subsidiaries	2,346	8,182	—	(10,528)	—
Non-operating (Expense) Income	(4,544)	23,068	166	(18,163)	527
Interest Expense (Income)	18,849	9,547	(1,028)	(18,163)	9,205
(Loss) Earnings From Continuing Operations Before Income Taxes	(21,572)	13,500	1,324	(10,528)	(17,276)

Income Tax (Benefit) Expense	(10,776)	4,454	456	—	(5,866)
Net (Loss) Earnings From Continuing Operations	(10,796)	9,046	868	(10,528)	(11,410)

Discontinued Operations, Net of Tax	207	7	—	—	214

Net (Loss) Earnings	$(10,589)	$9,053	$868	$(10,528)	$(11,196)

Thirteen weeks ended October 30, 2004	Pep Boys	Subsidiary Guarantors	Non- guarantor Subsidiaries	Consolidation/ Elimination	Consolidated
Merchandise Sales	$157,195	$299,025	$—	$—	$456,220
Service Revenue	35,064	67,181	—	—	102,245
Other Revenue	—	—	7,079	(7,079)	—
Total Revenues	192,259	366,206	7,079	(7,079)	558,465
Costs of Merchandise Sales	114,238	214,821	—	—	329,059
Costs of Service Revenue	27,008	52,444	—	—	79,452
Costs of Other Revenue	—	—	8,101	(8,101)	—
Total Costs of Revenues	141,246	267,265	8,101	(8,101)	408,511
Gross Profit from Merchandise Sales	42,957	84,204	—	—	127,161
Gross Profit from Service Revenue	8,056	14,737	—	—	22,793
Gross Loss from Other Revenue	—	—	(1,022)	1,022	—
Total Gross Profit (Loss)	51,013	98,941	(1,022)	1,022	149,954
Selling, General and Administrative Expenses	46,672	84,600	108	1,022	132,402
Operating Profit (Loss)	4,341	14,341	(1,130)	—	17,552
Equity in Earnings of Subsidiaries	15,829	—	17,944	(33,773)	—
Non-operating (Expense) Income	(4,418)	14,391	18,140	(27,024)	1,089
Interest Expense	14,823	7,342	12,915	(27,024)	8,056
Earnings (Loss) From Continuing Operations Before Income Taxes	929	21,390	22,039	(33,773)	10,585

Income Tax (Benefit) Expense	(5,513)	7,913	1,516	—	3,916
Net Earnings From Continuing Operations	6,442	13,477	20,523	(33,773)	6,669

Discontinued Operations, Net of Tax	58	(227)	—	—	(169)

Net Earnings	$6,500	$13,250	$20,523	$(33,773)	$6,500

CONSOLIDATING STATEMENTS OF OPERATIONS

(dollar amounts in thousands)

(unaudited)

Thirty-nine weeks ended October 29, 2005	Pep Boys	Subsidiary Guarantors	Non- guarantor Subsidiaries	Consolidation/ Elimination	Consolidated

Merchandise Sales	$481,435	$913,610	$—	$—	$1,395,045
Service Revenue	99,803	190,561	—	—	290,364
Other Revenue	—	—	22,229	(22,229)	—
Total Revenues	581,238	1,104,171	22,229	(22,229)	1,685,409
Costs of Merchandise Sales	360,657	665,749	—	—	1,026,406
Costs of Service Revenue	88,489	171,119	—	—	259,608
Costs of Other Revenue	—	—	25,404	(25,404)	—
Total Costs of Revenues	449,146	836,868	25,404	(25,404)	1,286,014
Gross Profit from Merchandise Sales	120,778	247,861	—	—	368,639
Gross Profit from Service Revenue	11,314	19,442	—	—	30,756
Gross (Loss) Profit from Other Revenue	—	—	(3,175)	3,175	—
Total Gross Profit (Loss)	132,092	267,303	(3,175)	3,175	399,395
Selling, General and Administrative Expenses	135,501	256,220	248	3,175	395,144
Operating (Loss) Profit	(3,409)	11,083	(3,423)	—	4,251
Equity in Earnings of Subsidiaries	31,333	43,707	—	(75,040)	—
Non-operating (Expense) Income	(12,516)	65,101	340	(50,177)	2,748
Interest Expense (Income)	57,089	23,208	(2,766)	(50,177)	27,354
(Loss) Earnings From Continuing Operations Before Income Taxes	(41,681)	96,683	(317)	(75,040)	(20,355)

Income Tax (Benefit) Expense	(29,029)	22,034	(290)	—	(7,285)
Net (Loss) Earnings From Continuing Operations	(12,652)	74,649	(27)	(75,040)	(13,070)

Discontinued Operations, Net of Tax	331	(188)	—	—	143
Net (Loss) Earnings	$(12,321)	$74,461	$(27)	$(75,040)	$(12,927)

Thirty-nine weeks ended October 30, 2004	Pep Boys	Subsidiary Guarantors	Non- guarantor Subsidiaries	Consolidation/ Elimination	Consolidated

Merchandise Sales	$486,661	$917,933	$—	$—	$1,404,594
Service Revenue	108,313	203,627	—	—	311,940
Other Revenue	—	—	21,228	(21,228)	—
Total Revenues	594,974	1,121,560	21,228	(21,228)	1,716,534
Costs of Merchandise Sales	350,082	650,803	—	—	1,000,885
Costs of Service Revenue	81,496	157,017	—	—	238,513
Costs of Other Revenue	—	—	25,591	(25,591)	—
Total Costs of Revenues	431,578	807,820	25,591	(25,591)	1,239,398
Gross Profit from Merchandise Sales	136,579	267,130	—	—	403,709
Gross Profit from Service Revenue	26,817	46,610	—	—	73,427
Gross Loss from Other Revenue	—	—	(4,363)	4,363	—
Total Gross Profit (Loss)	163,396	313,740	(4,363)	4,363	477,136
Selling, General and Administrative Expenses	142,235	251,431	303	4,363	398,332
Operating Profit (Loss)	21,161	62,309	(4,666)	—	78,804
Equity in Earnings of Subsidiaries	57,222	—	58,697	(115,919)	—
Non-operating (Expense) Income	(13,783)	39,373	28,334	(51,773)	2,151
Interest Expense	44,271	19,741	12,915	(51,773)	25,154
Earnings (Loss) From Continuing Operations Before Income Taxes	20,329	81,941	69,450	(115,919)	55,801

Income Tax (Benefit) Expense	(13,651)	30,318	3,979	—	20,646
Net Earnings (Loss) From Continuing Operations	33,980	51,623	65,471	(115,919)	35,155

Discontinued Operations, Net of Tax	(266)	(1,175)	—	—	(1,441)
Net Earnings (Loss)	$33,714	$50,448	$65,471	$(115,919)	$33,714

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

Thirty-nine weeks ended October 29, 2005	Pep Boys	Subsidiary Guarantors	Non- guarantor Subsidiaries	Consolidation/ Elimination	Consolidated

Cash Flows from Operating Activities:
Net (loss) earnings	$(12,321)	$74,461	$(27)	$(75,040)	$(12,927)
Net income (loss) from discontinued operations	331	(188)	—	—	143
Net (Loss) Earnings from Continuing Operations	(12,652)	74,649	(27)	(75,040)	(13,070)
Adjustments to Reconcile Net (Loss) Earnings from Continuing Operations to Net Cash Provided by (Used in) Continuing Operations:
Non-cash operating activities	91,817	(121,233)	430	75,040	46,054
Change in operating assets and liabilities	(29,270)	689	(4,319)	—	(32,900)
Net cash provided by (used in) continuing operations	49,895	(45,895)	(3,916)	—	84
Net cash (used in) provided by discontinued operations	(1,371)	1,252	—	—	(119)
Net Cash Provided by (Used in) Operating Activities	48,524	(44,643)	(3,916)	—	(35)

Cash Flows from Investing Activities:
Net Cash Used in Continuing Operations	(17,582)	(38,978)	—	—	(56,560)
Net Cash Provided by Discontinued Operations	916	—	—	—	916
Net Cash Used in Investing Activities	(16,666)	(38,978)	—	—	(55,644)

Cash Flows from Financing Activities:
Net Cash (Used in) Provided by
Financing Activities	(78,053)	83,048	4,460	—	9,455
Net (Decrease) Increase in Cash	(46,195)	(573)	544	—	(46,224)
Cash and Cash Equivalents at Beginning of Period	59,032	8,474	15,252	—	82,758
Cash and Cash Equivalents at End of Period	$12,837	$7,901	$15,796	$—	$36,534

Thirty-nine weeks ended October 30, 2004	Pep Boys	Subsidiary Guarantors	Non- guarantor Subsidiaries	Consolidation/ Elimination	Consolidated

Cash Flows from Operating Activities:
Net earnings	$33,714	$50,446	$65,471	$(115,917)	$33,714
Net loss from discontinued operations	(266)	(1,175)	—	—	(1,441)
Net Earnings from Continuing Operations	33,980	51,621	65,471	(115,917)	35,155
Adjustments to Reconcile Net Earnings from Continuing Operations to Net Cash (Used In) Provided by Continuing Operations:
Non-cash operating activities	(18,963)	71,552	(58,001)	115,916	110,504
Change in operating assets and liabilities	(142,478)	11,807	(8,650)	1	(139,320)

Net cash (used in) provided by continuing operations	(127,461)	134,980	(1,180)	—	6,339
Net cash used in discontinued operations	(233)	(1,831)	—	—	(2,064)
Net Cash (Used in) Provided by Operating Activities	(127,694)	133,149	(1,180)	—	4,275

Cash Flows from Investing Activities:
Net Cash Used in Continuing Operations	(26,395)	(12,905)	—	—	(39,300)
Net Cash Provided by Discontinued Operations	—	—	—	—	—
Net Cash Used in Investing Activities	(26,395)	(12,905)	—	—	(39,300)

Cash Flows from Financing Activities:
Net Cash Provided by (Used in) Financing Activities	127,874	(121,121)	2,473	—	9,226
Net Increase in Cash	(26,215)	(877)	1,293	—	(25,799)
Cash and Cash Equivalents at Beginning of Period	43,929	9,070	7,985	—	60,984
Cash and Cash Equivalents at End of Period	$17,714	$8,193	$9,278	$—	$35,185

NOTE 15. Contingencies

On July 20, 2005, we received a letter from counsel to the court-appointed receiver of the assets of Nikota USA, Inc. (a former merchandise vendor) requesting a meeting to discuss an ongoing dispute between the Company and the receiver regarding the Company’s accounts payable balance and certain returned defective merchandise.  The letter included sweeping allegations with respect to the Company’s business practices and was accompanied by a draft complaint against the Company and certain of its associates for breach of contract, accounting fraud and RICO violations.  Since the Company’s receipt of such letter, the Company has been engaged in settlement discussions with the court-appointed receiver of the assets of Nikota in an attempt to resolve the parties’ dispute.  On November 30, 2005, the court-appointed receiver of the assets of Nikota filed an action in the USDC, Central District of California against the Company for breach of contract and certain related commercial contract claims, which action does not include any of the previously alleged accounting fraud or RICO violations claims.  Based upon a continuing independent investigation of the Company’s relationship with Nikota, the Company believes that these claims are entirely without merit and that the historic transactions between the parties questioned by the receiver were properly documented, accounted for and immaterial to the Company’s financial position and results of operations at all times.  The Company will vigorously defend this matter.

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

NOTE 16. Comprehensive Income

The following are the components of comprehensive (loss) income:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(Amounts in thousands)	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004

Net (loss) earnings	$(11,196)	$6,500	$(12,927)	$33,714

Other comprehensive income (loss), net of tax:

Minimum pension liability adjustments	—	—	345	—

Derivative financial instrument adjustments	520	(1,382)	1,503	(269)

Comprehensive (loss) income	$(10,676)	$5,118	$(11,079)	$33,445

The components of accumulated other comprehensive loss are:

	October 29, 2005	January 29, 2005
Minimum pension liability adjustment, net of tax	$(6,858)	$(7,203)

Derivative financial instrument adjustment, net of tax	3,854	2,351
	$(3,004)	$(4,852)

NOTE 17. Stock Repurchase Program

In the third quarter of fiscal 2004, the Company announced a share repurchase program for up to $100,000,000 of its common stock.  The Company repurchased approximately 1,283,000 shares during the third quarter of fiscal 2005 for approximately $15,523,000, net of expenses.  The repurchase program, which expired on September 8, 2005, was subsequently extended for one year.

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

For the thirteen weeks ended October 29, 2005, our comparable sales decreased by 2.0% from the same period in 2004, compared to an increase of 4.1% for the thirteen weeks ended October 30, 2004 as compared to the same period in 2003.  This decrease in comparable sales was due primarily to an 8.2% decrease in comparable service revenue.  Comparable sales were negatively impacted by short-term disruptions in: (1) the economy, resulting from higher gasoline prices due to Hurricanes Katrina and Wilma which decreased both our customers’ disposable income and the amount of miles driven; and (2) in our stores, resulting from our recent initiatives designed to improve our long-term performance, such as our store refurbishment program, field reorganization into separate retail and service teams and human resources recruiting and training initiatives.

During the third quarter of fiscal 2005, we continued to reinvest in our existing stores to redesign their interiors and enhance their exterior appeal.  During the thirteen weeks ended October 29, 2005, we grand reopened 6 stores in the Harrisburg, PA market.  On November 3, 2005 we grand reopened 31 additional stores in our Las Vegas, NV, Phoenix, AZ and Tucson, AZ markets, bringing the total number remodeled to date to approximately 200.  Over the next three fiscal years we expect to remodel and grand reopen approximately 350 more stores, as follows: 100-125 stores in fiscal 2006; 125-150 stores in fiscal 2007; and the balance in fiscal 2008.

The following discussion explains the material changes in our results of operations for the thirteen and thirty-nine weeks ended October 29, 2005 and the significant developments affecting our financial condition since January 29, 2005.  We strongly recommend that you read the audited financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

LIQUIDITY AND CAPITAL RESOURCES - October 29, 2005

Our cash requirements arise principally from capital expenditures related to existing stores, offices and warehouses, the purchase of inventory and maturing debt securities.  The primary capital expenditures for the thirty-nine weeks ended October 29, 2005 were attributed to capital maintenance of our existing stores and offices including store remodels.  During this period, we invested $65,197,000 in property and equipment.  We estimate that capital expenditures related to existing stores, warehouses and offices during the remainder of fiscal 2005 will be in the range of $12,000,000 - $17,000,000, related primarily to the redesign of our existing stores.

We anticipate that our net cash provided by operating activities and our existing line of credit will be sufficient to meet our principal cash requirements for capital expenditures, debt maturities and inventory purchases in fiscal 2005.  The Company expects to refinance its indebtedness that matures in fiscal 2006 prior to such maturities.  As operating profitability has been lower than last year, the Company has opted to reduce its capital expenditures in this year and next year, spreading the remodeling program over three years to 2008, rather than 2007.  In total, the Company has reduced its capital expenditure plan from $110,000,000 to approximately $80,000,000 - $85,000,000 for fiscal 2005, and currently plans for $80,000,000 - $85,000,000 in fiscal 2006.

Working Capital decreased from $180,651,000 at January 29, 2005 to $65,596,000 at October 29, 2005.  At October 29, 2005, we had stockholders’ equity of $621,903,000 and long-term debt, net of current maturities, of $389,868,000.  Our long-term debt was 39% of our total capitalization at October 29, 2005 and 42% at January 29, 2005.  As of October 29, 2005, we had an available line of credit totaling $179,872,000.

In the third quarter of fiscal 2004, as a convenience to our vendors, we entered into a vendor financing program with an availability of $20,000,000.  Under this program, the Company’s factor makes accelerated and discounted payments to our vendors and the Company, in turn, makes its regularly scheduled full vendor payments to the factor.  As of October 29, 2005, the Company had an outstanding balance of $11,212,000 under these arrangements, classified as trade payable program liability in the consolidated balance sheets.

CONTRACTUAL OBLIGATIONS

The following charts represent the Company’s total contractual obligations and commercial commitments as of October 29, 2005:

(dollar amounts in thousands)		Due in less	Due in	Due in	Due After
Obligation	Total	than 1 year	1-3 years	3-5 years	5 years

Long-term debt (1)	$533,924	$144,123	$119,215	$70,315	$200,271
Operating leases	527,009	62,116	118,117	99,773	247,003
Expected scheduled interest payments on all long-term debt	158,699	8,195	45,504	30,000	75,000
Capital leases	108	41	67	—	—
Unconditional purchase obligation	3,052	3,052	—	—	—

Total contractual obligations	$1,222,792	$217,527	$282,903	$200,088	$522,274

(1) Long-term debt includes current maturities

The table excludes our pension obligation.  Future plan contributions are dependent upon actual plan asset returns and interest rates.  In our financial statements for the fiscal year ended January 29, 2005, we disclosed that we expected to contribute $1,090,000 to our pension plan in fiscal 2005.  As of October 29, 2005, $1,364,000 of contributions have been made, due to payments made to two former employees.  We now anticipate total pension contributions for fiscal 2005 to be $1,440,000.

(dollar amounts in thousands)		Due in less	Due in	Due in	Due After
Commercial Commitments	Total	than 1 year	1-3 years	3-5 years	5 years

Import letters of credit	$2,869	$2,869	$—	$—	$—
Standby letters of credit	40,093	40,093	—	—	—
Surety bonds	10,492	10,492	—	—	—

Total commercial commitments	$53,454	$53,454	$—	$—	$—

Upon maturity on June 1, 2005, the Company retired the remaining $40,444,000 aggregate principal amount of its 7% Senior Notes with cash from operations and its existing line of credit.  In December 2004, the Company repurchased, through a tender offer, $59,556,000 of these notes.  In the second quarter of fiscal 2004, the Company reclassified the $100,000,000 aggregate principal amount of these notes then outstanding to current liabilities on the balance sheet.

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

In the third quarter of fiscal 2004, we announced a share repurchase program for up to $100,000,000 of our common stock.  Under the program, we may repurchase shares of our common stock in the open market or in privately negotiated transactions, from time to time.  As of January 29, 2005, we had repurchased a total of 3,077,000 shares at an average cost of $12.91, for $39,718,000.  In the third quarter of fiscal 2005 the Company repurchased an additional 1,282,600 shares at an average cost of $12.10, for $15,523,000, net of expenses.  The repurchase program, which expired on September 8, 2005, was subsequently extended for one year.

In October 2001, we entered into a contractual commitment to purchase media advertising services with equal annual purchase requirements totaling $39,773,000 over four years.  This contract was extended through November 30, 2006 with no additional purchase requirements.  The remaining minimum purchase requirement is approximately $3,052,000, which the Company expects to meet.

OFF-BALANCE SHEET ARRANGEMENTS

In the third quarter of fiscal 2004, the Company entered into an operating lease for up to $35,000,000 of certain warehousing and information systems equipment at an interest rate of LIBOR plus 2.25%.  In accordance with FIN 45, the Company has recorded a liability for the fair value of a guarantee associated with this lease.  In the second quarter of 2005, we increased our commitments under this lease by $7,532,000.  As of October 29, 2005, we had outstanding commitments of $22,363,000 under the lease.

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

STORE CLOSURES

Discontinued Operations

In accordance with SFAS No. 144, our discontinued operations continues to reflect the costs associated with the stores remaining from the 33 stores closed on July 31, 2003 as part of our corporate restructuring (see Note 7).  Additionally, during the quarter ending October 29, 2005 the Company reclassified into discontinued operations the revenues and costs associated with another store, which is expected to be sold within six months, in accordance with SFAS 144.

Sales of Stores in Discontinued Operations

During the second quarter of 2005, the Company sold a closed store for proceeds of $931,000 resulting in a pre-tax gain of $341,000, which was recorded in discontinued operations on the consolidated statement of operations.

During the third quarter of 2004, the Company sold assets held for disposal for proceeds of $1,328,000 resulting in a loss of $160,000, which was recorded in discontinued operations on the consolidated statement of operations.

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

Other Store Sales and Transfers

During the third quarter of 2005, the Company reclassified a store from assets held for use to assets held for disposal in accordance with the provisions of SFAS No. 144.

During the second quarter of 2005, the Company sold a closed store classified as an asset held for disposal for proceeds of $6,912,000 resulting in a pre-tax gain of $5,176,000, which was recorded in costs of merchandise sales on the consolidated statement of operations in accordance with the provisions of SFAS No. 144.

Additionally, during the second quarter of 2005 the Company sold a closed store classified as an asset held for use for proceeds of $659,000 resulting in a pre-tax loss of $502,000, which was recorded in costs of merchandise sales on the consolidated statement of operations in accordance with the provisions of SFAS No. 144.

During the second quarter of 2005, the Company reclassified a store in assets held for disposal at April 29, 2005 to assets held for use in accordance with the provisions of SFAS No. 144, as the Company concluded that the sale of the store was no longer expected to occur within one year.  This store is valued at its fair value at the date of the subsequent decision to transfer it, which was lower than its carrying amount before it was classified as held for sale adjusted for depreciation expense that would have been recognized had the asset been continuously classified as held and used.  The results of operations of this store are not material for the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively, and therefore have not been reclassified into continuing operations in the consolidated statements of operations.

RESULTS OF OPERATIONS

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	Oct. 29, 2005 (Fiscal 2005)		Oct. 30, 2004 (Fiscal 2004)		Favorable (Unfavorable)

Merchandise Sales	82.9%		81.7%		(1.0)%
Service Revenue (1)	17.1		18.3		(8.6)
Total Revenues	100.0		100.0		(2.4)
Costs of Merchandise Sales (2)	74.8	(3)	72.1	(3)	(2.7)
Costs of Service Revenue (2)	95.3	(3)	77.7	(3)	(12.1)
Total Costs of Revenues	78.3		73.1		(4.5)
Gross Profit from Merchandise Sales	25.2	(3)	27.9	(3)	(10.4)
Gross Profit from Service Revenue	4.7	(3)	22.3	(3)	(80.8)
Total Gross Profit	21.7		26.9		(21.1)
Selling, General and Administrative Expenses	23.3		23.7		4.1
Operating (Loss) Profit	(1.6)		3.2		(149.0)
Non-operating Income	0.1		0.2		(51.6)
Interest Expense	1.7		1.5		(14.3)
(Loss) Earnings from Continuing Operations Before Income Taxes	(3.2)%		1.9%		(263.2)

Income Tax (Benefit) Expense	34.0	(4)	37.0	(4)	249.8
Net (Loss) Earnings from Continuing Operations	(2.1)%		1.2%		(271.1)

Discontinued Operations, Net of Tax	0.0		0.0		226.6
Net (Loss) Earnings	(2.1)%		1.2%		(272.2)

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

Thirteen Weeks Ended October 29, 2005 vs. Thirteen Weeks Ended October 30, 2004

Total revenues for the third quarter decreased 2.4%.  This decrease was due primarily to a decrease in comparable revenues (revenues generated by locations in operation during the same period) of 2.0%, and a $1,900,000 reserve adjustment which reflects additional deferred revenue to compensate for future product discounts under our road hazard tire warranty.  Comparable merchandise sales decreased 0.6% while comparable service revenue decreased 8.2%.

Gross profit from merchandise sales decreased as a percentage of merchandise sales, to 25.2% in fiscal 2005 from 27.9% in fiscal 2004.  This was a 10.4% or $13,192,000 decrease from the prior year.  This decrease as a percentage of merchandise sales was due to increased warehousing and distribution costs, increased occupancy costs and a decrease in merchandise margins.  Warehousing costs increased as a result of costs associated with opening our new distribution center in San Bernardino, CA opened in the previous quarter.  The increase in store occupancy costs was due to increased rental equipment costs associated with the new point-of-sale system, and an increase in depreciation costs for the store remodeling and grand reopening program.  The decrease in merchandise margins resulted from a less favorable product mix consisting of more sales from lower margin products, in addition to higher freight costs.

Gross profit from service revenue decreased, as a percentage of service revenue to 4.7% in fiscal 2005 from 22.3% in fiscal 2004.  This was an 80.8% or $18,426,000 decrease from the prior year.  This decrease, as a percentage of service revenue, was due to decreased service revenue deleveraging occupancy costs, in addition to increased payroll and benefits.  The decrease in service revenue resulted primarily from reduced tire sales, which results in fewer tire-related services and a negative impact on the overall service results.  The increase in payroll and benefits was primarily due to a restructuring of field operations into separate retail and service teams on January 30, 2005.  In connection with this restructuring, certain retail personnel, who were previously utilized in merchandising roles supporting the service business, were reassigned to purely service-related responsibilities.  The labor and benefit costs related to these associates, approximately $5,376,000, which were previously recognized in selling, general and administrative expenses, are now recognized in costs of service revenue.

Selling, general and administrative expenses, as a percentage of total revenues, were 23.3% and 23.7% in fiscal 2005 and in fiscal 2004, respectively.  This was a 4.1% or $5,468,000 decrease from the prior year.  These expenses remained relatively constant as a percent of sales due primarily to an increase in net media expenses, offset by a decrease in store expenses.  The increase in media expense was due primarily to increased costs resulting from the grand reopening activities and decreased cooperative advertising.  The decrease in store expenses was primarily caused by a decrease of approximately $5,376,000 in payroll and related benefit costs (see above explanation of field operations restructuring), as well as a decrease in workers’ compensation expense due to an improvement in experience.

Interest expense increased $1,149,000 due primarily to the issuance of longer term subordinated notes and an increase in weighted average indebtedness.

Results from discontinued operations for the third quarter of 2005 was a profit of $214,000 (net of tax) compared to a loss of $169,000 (net of tax) in the third quarter of fiscal 2004.

Net earnings decreased, as a percentage of total revenues, due primarily to a decrease in total gross profit, as a percentage of sales, offset by a decrease in selling, general and administrative expenses.

RESULTS OF OPERATIONS

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirty-nine weeks ended	Oct. 29, 2005 (Fiscal 2005)		Oct. 30, 2004 (Fiscal 2004)		Favorable (Unfavorable)

Merchandise Sales	82.8%		81.8%		(0.7)%
Service Revenue (1)	17.2		18.2		(6.9)
Total Revenues	100.0		100.0		(1.8)
Costs of Merchandise Sales (2)	73.6	(3)	71.3	(3)	(2.5)
Costs of Service Revenue (2)	89.4	(3)	76.5	(3)	(8.8)
Total Costs of Revenues	76.3		72.2		(3.8)
Gross Profit from Merchandise Sales	26.4	(3)	28.7	(3)	(8.7)
Gross Profit from Service Revenue	10.6	(3)	23.5	(3)	(58.1)
Total Gross Profit	23.7		27.8		(16.3)
Selling, General and Administrative Expenses	23.4		23.2		0.8
Operating Profit	0.3		4.6		(94.6)
Non-operating Income	0.2		0.1		27.8
Interest Expense	1.6		1.4		(8.7)
(Loss) Earnings from Continuing Operations	(1.2)%		3.3%		(136.5)

Income Tax (Benefit) Expense	35.8	(4)	37.0	(4)	135.3
Net (Loss) Earnings from Continuing Operations	(0.8)%		2.0%		(137.2)

Discontinued Operations, Net of Tax	0.0		(0.1)		109.9
Net Earnings (Loss)	(0.8)%		2.0%		(138.3)

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

Thirty-nine Weeks Ended October 29, 2005 vs. Thirty-nine Weeks Ended October 30, 2004

Total revenues for the first thirty-nine weeks decreased 1.8%.  This decrease was due primarily to a decrease in comparable revenues (revenues generated by locations in operation during the same period) of 1.6%.  Comparable merchandise sales decreased 0.5%, while comparable service revenue decreased 6.7%.

Gross profit from merchandise sales decreased, as a percentage of merchandise sales, to 26.4% in fiscal 2005 from 28.7% in fiscal 2004.  This was an 8.7% or $35,070,000 decrease from the prior year.  This decrease as a percentage of merchandise sales was due primarily to increased warehousing and distribution and occupancy costs, and a decrease in merchandise margin.  Warehousing costs increased as a result of transitioning costs associated with our new distribution center in San Bernardino, CA opened this year.  The increase in store occupancy costs was due to increased costs associated with the new point-of-sale system and building and equipment maintenance expenses related to the store refurbishment program, offset in part by the sale of two closed stores.  The decrease in merchandise margin resulted from a less favorable product mix consisting of more sales from lower margin products, in addition to higher freight costs.

Gross profit from service revenue decreased, as a percentage of service revenue to 10.6% in fiscal 2005 from 23.5% in fiscal 2004.  This was a 58.1% or $42,671,000 decrease from the prior year.  This decrease, as a percentage of service revenue, was due to decreased service revenue deleveraging occupancy costs, in addition to increased payroll and benefits.  The decrease in service revenue resulted primarily from decreased customer traffic and reduced tire sales, which results in fewer tire-related services and a negative impact on the overall service results.  The increase in payroll and benefits was primarily due to a restructuring of field operations into separate retail and service teams on January 30, 2005.  In connection with this restructuring, certain retail personnel, who were previously utilized in merchandising roles supporting the service business, were reassigned to purely service-related responsibilities.  The labor and benefit costs related to these associates, approximately $15,260,000, which were previously recognized in selling, general and administrative expenses, are now recognized in costs of service revenue.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 23.4% in fiscal 2005 from 23.2% in fiscal 2004.  However, this was a 0.8% or $3,188,000 decrease in expenses from the prior year.  The increase, as a percentage of total revenues, was due primarily to an increase in both administrative and net media expenses, offset by a decrease in store expenses.  The increase in administrative expenses was primarily due to higher travel, recruiting, auditing and meeting costs.  The increase in net media expense was due primarily to incremental circular advertising and sales promotion expenses of approximately $10,850,000 related to the grand reopenings, and decreased vendor support funds for cooperative advertising.  The decrease in store expenses was primarily caused by a decrease of approximately $15,260,000 in payroll and related benefit costs (see above explanation of field operations restructuring), offset by increased travel expense associated with the store refurbishment program.

Interest expense increased $2,200,000 due primarily to the issuance of longer term subordinated notes and an increase in weighted average indebtedness.

Results from discontinued operations for 2005 was a profit of $143,000 (net of tax) compared to a loss of $1,441,000 (net of tax) in 2004.  The change was due primarily to fewer stores in discontinued operations in 2005, and a $341,000 gain on the sale of assets held for disposal in 2005 as compared to a loss of $145,000 on the sale of assets held for disposal in 2004.

Net earnings decreased, as a percentage of total revenues, due primarily to a decrease in total gross profit, an increase in media expenses and an increase in interest expense, offset by a decrease in selling, general and administrative expenses.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
(dollar amounts in thousands)	Amount	Amount	Amount	Amount

Retail Sales (1)	$328,194	$322,909	$1,022,241	$1,018,819
Service Center Revenue (2)	217,012	235,556	663,168	697,715
Total Revenues	$545,206	$558,465	$1,685,409	$1,716,534
Gross Profit from Retail Sales (3)	$82,347	$85,707	$265,443	$287,830
Gross Profit from Service Center Revenue (3)	35,989	64,247	133,952	189,306
Total Gross Profit	$118,336	$149,954	$399,395	$477,136

(1) Excludes revenues from installed products.

(2) Includes revenues from installed products.

(3) Gross Profit from Retail Sales includes the cost of products sold (excluding installations), buying, warehousing and store occupancy costs.  Gross Profit from Service Center Revenue includes the cost of installed products sold, buying, warehousing, service center payroll and related employee benefits and service center occupancy costs.  Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses.

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

The Company has commenced its analysis of the impact of SFAS No. 123R and has determined not to elect early adoption.  The Company has not yet decided whether to use (1) the modified prospective or modified retrospective method or (2) the straight-line or an accelerated method.  Accordingly, the Company has not determined the impact that the adoption of SFAS No. 123R will have on its financial position, results of operations or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes, and holds no derivative financial instruments that could expose the Company to significant market risk.  The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates.  Pursuant to the terms of its revolving credit agreement, changes in the London Interbank Offered Rate (LIBOR) could affect the rates at which the Company could borrow funds thereunder.  At October 29, 2005, the Company had an outstanding balance of $70,315,000 under this facility.

Additionally, the interest rates associated with certain of our real estate operating leases vary based on changes in LIBOR.  The outstanding balance of these leases, $124,344,000 as of October 29, 2005, was originally $132,000,000.  We have entered into an interest rate swap, which was designated as a cash flow hedge to convert the variable LIBOR portion of these lease payments to a fixed rate of 2.90%, terminating on July 1, 2008 (coterminous with the leases noted above).  If the critical terms of the interest rate swap or the hedge item do not change, the interest rate swap will be considered to be highly effective with all changes in fair value included in other comprehensive income.  As of October 29, 2005 and January 29, 2005, the fair value of the interest rate swap was $6,101,000 ($3,854,000 net of tax) and $3,721,000 ($2,351,000, net of tax) and these changes in value were included in accumulated other comprehensive loss on the consolidated balance sheets.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On July 20, 2005, we received a letter from counsel to the court-appointed receiver of the assets of Nikota USA, Inc. (a former merchandise vendor) requesting a meeting to discuss an ongoing dispute between the Company and the receiver regarding the Company’s accounts payable balance and certain returned defective merchandise.  The letter included sweeping allegations with respect to the Company’s business practices and was accompanied by a draft complaint against the Company and certain of its associates for breach of contract, accounting fraud and RICO violations.  Since the Company’s receipt of such letter, the Company has been engaged in settlement discussions with the court-appointed receiver of the assets of Nikota in an attempt to resolve the parties’ dispute.  On November 30, 2005, the court-appointed receiver of the assets of Nikota filed an action in the USDC, Central District of California against the Company for breach of contract and certain related commercial contract claims, which action does not include any of the previously alleged accounting fraud or RICO violations claims.  Based upon a continuing independent investigation of the Company’s relationship with Nikota, the Company believes that these claims are entirely without merit and that the historic transactions between the parties questioned by the receiver were properly documented, accounted for and immaterial to the Company’s financial position and results of operations at all times.  The Company will vigorously defend this matter.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases of our common stock for the quarter ended October 29, 2005:

Maximum Dollar
			Total Number	Value that
			Of Shares	May Yet Be
	Total		Purchased as	Purchased
	Number		Part of Publicly	Under the
	Of Shares	Average Price	Announced Plans	Plans or
Period	Purchased	Paid Per Share	Or Programs(1)	Programs(1)(2)

July 31, 2005 to August 27, 2005	1,282,600	$12.10	1,282,600	$44,850,780
August 28, 2005 to October 1, 2005	—	—	—	—
October 2, 2005 to October 29, 2005	—	—	—	—
Total	1,282,600	$12.10	1,282,600	$44,850,780

(1) All repurchases referenced in this table were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which was authorized by our Board of Directors and publicly announced on September 9, 2004, for a maximum of $100,000,000 in common stock.  This stock repurchase program expired on September 8, 2005 and was subsequently extended for one year.

(2) Excludes expenses

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

(10.1)+	The Pep Boys - Manny, Moe & Jack 1999 Stock Incentive Plan Amended and Restated as of September 15, 2005

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ - Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date:	December 7, 2005	by:	/s/ Harry F. Yanowitz

Harry F. Yanowitz
Senior Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

(10.1)	The Pep Boys - Manny, Moe & Jack 1999 Stock Incentive Plan Amended and Restated as of September 15, 2005

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002