Form 10-K
period 2006-01-28
PEP BOYS MANNY MOE & JACK
filed 2006-04-12
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10K

(Mark One)
[X]    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 28, 2006
OR
 [  ]    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ___________
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
None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [X].    No [  ].

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ].    No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]    Accelerated filer [X]    Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [  ]    No [X]

As of the close of business on July 29, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $701,369,825.

As of March 31, 2006, there were 54,233,005 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1 BUSINESS

GENERAL

     The Pep Boys—Manny, Moe & Jack and subsidiaries (the “Company”) is a leading automotive retail and service chain. The Company operates in one industry, the automotive aftermarket. The Company is engaged principally in the retail sale of automotive parts, tires and accessories, automotive repairs and maintenance and the installation of parts. The Company’s primary operating unit is its SUPERCENTER format. As of January 28, 2006, the Company operated 593 stores consisting of 582 SUPERCENTERS and one SERVICE & TIRE CENTER, having an aggregate of 6,162 service bays, as well as 10 non-service/non-tire format PEP BOYS EXPRESS stores. The Company operates approximately 12,167,000 gross square feet of retail space, including service bays. The SUPERCENTERS average approximately 20,700 square feet and the 10 PEP BOYS EXPRESS stores average approximately 9,700 square feet. The Company believes that its unique SUPERCENTER format offers the broadest capabilities in the industry and positions the Company to gain market share and increase its profitability by serving “do-it-yourself” (retail) and “do-it-for-me” (service labor, installed merchandise and tires) customers with the highest quality merchandise and service offerings.

     The following table sets forth the percentage of total revenues from continuing operations contributed by each class of similar products or services for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein:

	Year ended
	Jan. 28,	Jan. 29,	Jan. 31,
	2006	2005	2004
Parts and Accessories	69.3%	67.8%	65.2%
Tires	13.6	14.2	15.8
Total Merchandise Sales	82.9	82.0	81.0
Service	17.1	18.0	19.0
Total Revenues	100.0%	100.0%	100.0%

     As of January 28, 2006 the Company operated its stores in 36 states and Puerto Rico. The following table indicates, by state, the number of stores the Company had in operation at the end of fiscal 2001, 2002, 2003, 2004 and 2005, and the number of stores opened and closed by the Company during each of the last four fiscal years:

NUMBER OF STORES AT END OF FISCAL YEARS 2001 THROUGH 2005

	2001			2002			2003			2004			2005
	Year			Year			Year			Year			Year
State	End	Opened	Closed	End	Opened	Closed	End	Opened	Closed	End	Opened	Closed	End
Alabama	1	—	—	1	—	—	1	—	—	1	—	—	1
Arizona	23	—	—	23	—	1	22	—	—	22	—	—	22
Arkansas	1	—	—	1	—	—	1	—	—	1	—	—	1
California	135	—	1	134	—	12	122	—	—	122	—	1	121
Colorado	8	—	—	8	—	—	8	—	—	8	—	—	8
Connecticut	8	—	—	8	—	—	8	—	—	8	—	—	8
Delaware	6	—	—	6	—	—	6	—	—	6	—	—	6
Florida	47	—	—	47	—	4	43	—	—	43	—	—	43
Georgia	26	—	—	26	—	1	25	—	—	25	—	—	25
Illinois	24	—	—	24	—	1	23	—	—	23	—	—	23
Indiana	9	—	—	9	—	—	9	—	—	9	—	—	9
Kansas	2	—	—	2	—	—	2	—	—	2	—	—	2
Kentucky	4	—	—	4	—	—	4	—	—	4	—	—	4
Louisiana	10	—	—	10	—	—	10	—	—	10	—	—	10	**
Maine	1	—	—	1	—	—	1	—	—	1	—	—	1
Maryland	19	—	—	19	—	—	19	—	—	19	—	—	19
Massachusetts	8	—	—	8	—	1	7	—	—	7	—	—	7
Michigan	7	—	—	7	—	—	7	—	—	7	—	—	7
Minnesota	3	—	—	3	—	—	3	—	—	3	—	—	3
Missouri	1	—	—	1	—	—	1	—	—	1	—	—	1
Nevada	12	—	—	12	—	—	12	—	—	12	—	—	12
New Hampshire	4	—	—	4	—	—	4	—	—	4	—	—	4
New Jersey	28	1	—	29	—	1	28	—	—	28	—	—	28
New Mexico	8	—	—	8	—	—	8	—	—	8	—	—	8
New York	30	1	—	31	—	2	29	—	—	29	—	—	29
North Carolina	11	—	—	11	—	1	10	—	—	10	—	—	10
Ohio	13	—	—	13	—	1	12	—	—	12	—	—	12
Oklahoma	6	—	—	6	—	—	6	—	—	6	—	—	6
Pennsylvania	45	—	—	45	—	3	42	—	—	42	—	—	42
Puerto Rico	27	—	—	27	—	—	27	—	—	27	—	—	27
Rhode Island	3	—	—	3	—	—	3	—	—	3	—	—	3
South Carolina	6	—	—	6	—	—	6	—	—	6	—	—	6
Tennessee	7	—	—	7	—	—	7	—	—	7	—	—	7
Texas	60	—	—	60	—	5	55	—	—	55	—	1	54
Utah	6	—	—	6	—	—	6	—	—	6	—	—	6
Virginia	17	—	—	17	—	1	16	—	—	16	—	—	16
Washington	2	—	—	2	—	—	2	—	—	2	—	—	2
Total	628	2	1	629	—	34	595	—	—	595	—	2	593

** - Includes two stores temporarily closed due to damage sustained as a result of Hurricane Katrina in August 2005.

STORE IMPROVEMENTS

     In fiscal 2005, the Company incurred approximately $68,141,000 of its total capital expenditures of $76,385,000 to maintain and improve its stores. Approximately half of these expenditures resulted from the Company’s store redesign plan designed to better merchandise its retail business, to promote cross-selling and improve the overall customer experience. In fiscal 2005, the Company remodeled and grand reopened 181 stores. An additional 40 stores were not yet grand reopened at year end. These 40 stores plus between 75-125 additional stores are expected to be remodeled and grand reopened in fiscal 2006. In fiscal 2007, we expect to remodel and grand reopen between 125-150 stores with the balance of the store network expected to be completed in 2008. The Company expects to fund the redesign plan from net cash generated from operating activities and its existing line of credit.

PRODUCTS AND SERVICES

     Each Pep Boys SUPERCENTER and PEP BOYS EXPRESS store carries a similar product line, with variations based on the number and type of cars registered in the markets where the store is located. A full complement of inventory at a typical SUPERCENTER includes an average of approximately 23,000 items (approximately 21,000 items at a PEP BOYS EXPRESS store). The Company’s product lines include: tires (not stocked at PEP BOYS EXPRESS stores); batteries; new and remanufactured parts for domestic and import vehicles; chemicals and maintenance items; fashion, electronic, and performance accessories; personal transportation merchandise; and select non-automotive merchandise that appeals to automotive “Do-It Yourself” customers, such as generators, power tools and canopies.

     In addition to offering a wide variety of high quality name brand products, the Company sells an array of high quality products under various private label names. The Company sells tires under the names CORNELL®, FUTURA® and DEFINITYTM; and batteries under the name PROSTART®. The Company also sells wheel covers under the name FUTURA®; water pumps and cooling system parts under the name PROCOOL®; air filters, anti-freeze, chemicals, cv axles, lubricants, oil, oil filters, oil treatments, transmission fluids and wiper blades under the name PROLINE®; alternators, battery booster packs and starters under the name PROSTART®; power steering hoses and power steering pumps under the name PROSTEER®; brakes under the name PROSTOP®; and paints under the name VARSITY®. All products sold by the Company under various private label names accounted for approximately 22% of the Company’s merchandise sales in fiscal 2005, and approximately 26% and 33% in fiscal 2004 and 2003.

     The Company has service bays in 583 of its 593 locations. While each service department has the ability to perform virtually all types of automotive service (except body work), the Company continuously evaluates the types of services it offers, focusing on the most profitable maintenance and repair services.

     The Company’s commercial automotive parts delivery program, branded PEP EXPRESS PARTS®, is designed to increase the Company’s market share with the professional installer and to leverage its inventory investment. The program satisfies the installed merchandise customer by taking advantage of the breadth and quality of its parts inventory as well as its experience supplying its own service bays and mechanics. As of January 28, 2006, 477, or approximately 80%, of the Company’s stores provide commercial parts delivery.

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

     The Company uses various forms of advertising to promote its category-dominant product offering, its state-of-the-art service and repair capabilities and its commitment to customer service and satisfaction. The Company is committed to an effective promotional schedule with a weekly circular program, extra-effort promotions supported by Run of Paper (ROP) and radio and television advertising during highly seasonal times of the year and various in-store promotions. The Company uses a substantial amount of vendor co-op funds in support of its advertising program. In the fourth quarter of 2005, the Company restructured substantially all of its vendor agreements to provide greater flexibility in how the Company can use vendor support funds- see note 1 of Item 8. Financial Statements and Supplemental Data.

     In fiscal 2005, approximately 39% of the Company’s total revenues were cash transactions (including personal checks) with the remainder being credit and debit card transactions and commercial credit accounts.

     The Company does not experience significant seasonal fluctuation in the generation of its revenues.

STORE OPERATIONS AND MANAGEMENT

     All Pep Boys stores are open seven days a week. Each SUPERCENTER has a Retail Manager and Service Manager (PEP BOYS EXPRESS STORES only have a Retail Manager) who report up through a distinct organization of Area Directors and Divisional Vice Presidents specializing in operating their respective businesses. The Divisional Vice Presidents- Service report to the Senior Vice President- Service. The Senior Vice President- Service and Divisional Vice Presidents- Retail report to the Senior Vice President -Operations, who in turn reports directly to the Chief Executive Officer. The Chief Executive Officer also serves as the Company’s Chief Operations Officer. A Retail Manager’s and a Service Manager’s average length of service with the Company is approximately 7.5 and 5 years, respectively.

     Supervision and control over the individual stores are facilitated by means of the Company’s computer system, operational handbooks and regular visits to the individual stores by Area Directors and Divisional Vice Presidents. All of the Company’s advertising, accounting, purchasing, management information systems, and most of its administrative functions are conducted at its corporate headquarters in Philadelphia, Pennsylvania. Certain administrative functions for the Company’s divisional operations are performed at various regional offices of the Company. See “Properties.”

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

SUPPLIERS

     During fiscal 2005, the Company’s ten largest suppliers accounted for approximately 35% of the merchandise purchased by the Company. No single supplier accounted for more than 15% of the Company’s purchases. The Company has no long-term contracts under which the Company is required to purchase merchandise. Management believes that the relationships the Company has established with its suppliers are generally good.

     In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist, at substantially similar cost, for virtually all types of merchandise sold in its stores.

COMPETITION

     The business of the Company is highly competitive. The Company encounters competition from nationwide and regional chains and from local independent merchants. The Company’s competitors include general, full range, discount or traditional department stores which carry automotive parts and accessories and/or have automotive service centers, as well as specialized automotive retailers. Generally, the specialized automotive retailers focus on either the “do-it-yourself” or “do-it-for-me” areas of the business. The Company believes that its operation in both the “do-it-yourself” and “do-it-for-me” areas of the business positively differentiates it from most of its competitors. However, certain competitors are larger in terms of sales volume, store size, and/or number of stores. Therefore, these competitors have access to greater capital and management resources and have been operating longer in particular geographic areas than the Company.

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

EMPLOYEES

     At January 28, 2006, the Company employed 19,980 persons as follows:

	Full-time		Part-time		Total
Description		%		%		%
Retail	5,410	37.6	3,943	70.2	9,353	46.8
Service Center	7,202	50.2	1,582	28.1	8,784	44.0
STORE TOTAL	12,612	87.8	5,525	98.3	18,137	90.8
Warehouses	747	5.2	85	1.5	832	4.2
Offices	999	7.0	12	0.2	1,011	5.0
TOTAL EMPLOYEES	14,358	100.0	5,622	100.0	19,980	100.0

     The Company had no union employees as of January 28, 2006. At the end of fiscal 2004, the Company employed approximately 14,015 full-time and 6,766 part-time employees.

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

SEC REPORTING

     We electronically file certain documents with, or furnish such documents to, the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, along with any related amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. From time-to-time, we may also file registration and related statements pertaining to equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC’s Office of Filings and Information Services at 100 F Street, NW, Washington, DC 20549. You may obtain information regarding the Office of Filings and Information Services by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file or furnish documents electronically with the SEC.

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

EXECUTIVE OFFICERS OF THE COMPANY

     The following table indicates the names, ages and tenures with the Company and positions (together with the year of election to such positions) of the executive officers of the Company:

Name	Age	Tenure with Company	Position with the Company and Date of Election to Position

Lawrence N. Stevenson	49	3 years	Chief Executive Officer since May 2003

Harold L. Smith	55	3 years	Executive Vice President—Merchandising, Marketing,
			Supply Chain and Commercial since August 2003

Mark S. Bacon	42	1 year	Senior Vice President—Operations since October 2005

Joseph A. Cirelli	46	29 years	Senior Vice President—Service since October 2005

Mark L. Page	49	30 years	Senior Vice President—Parts and Tires since October 2005

Harry F. Yanowitz	39	3 years	Senior Vice President—Chief Financial Officer since
			August 2004

     Lawrence N. Stevenson, Chief Executive Officer, joined Pep Boys in May 2003 after having most recently served as the CEO of Chapters, Canada’s largest book retailer. Prior to his seven years at Chapters, Mr. Stevenson spent nine years with Bain & Company, which included serving as the Managing Director of their Canadian operation.

     Harold L. Smith, Executive Vice President—Merchandising, Marketing, Supply Chain and Commercial, joined the Company in August 2003 after most recently serving in such capacity for CSK Auto. Prior to CSK Auto, Mr. Smith served as the President of Bass Pro Companies, a leading outdoor recreation retailer. Before Bass Pro, he served as CEO of several retail companies, including Builders Emporium, Ernst Home Centers, and Homeowners Do-It-Yourself Centers.

     Mark S. Bacon, Senior Vice President—Operations, joined the Company in February 2005 as Senior Vice President – Retail Operations after most recently serving as Senior Vice President, Sales and Operations for Staples. He assumed overall responsibility for both retail and service operations in October 2005. Prior to joining Staples, Mr. Bacon held various operations positions with companies such as Wal-Mart and Hills Stores.

     Joseph A. Cirelli was named Senior Vice President – Service in October 2005. Since March 1977, Mr. Cirelli has served the Company in positions of increasing seniority, including Vice President – Real Estate and Development, Vice President – Operations Administration, and Vice President – Customer Satisfaction.

     Mark L. Page was named Senior Vice President—Parts & Tires in October 2005 and has been a Senior Vice President of the Company since March 1993. Since June 1975, Mr. Page has served the Company in various store operations positions of increasing seniority.

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

ITEM 1A RISK FACTORS

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

          We require significant capital to fund our business. While we believe we have the ability to sufficiently fund our planned operations and capital expenditures for the balance of fiscal year 2006, circumstances could arise that would materially affect our liquidity. For example, cash flows from our operations could be affected by changes in consumer spending habits or the failure to maintain favorable vendor payment terms or our inability to successfully implement sales growth initiatives. We may be unsuccessful in securing alternative financing when needed, on terms that we consider acceptable, or at all.

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

  our failure to comply with financial and operating restrictions placed on us and our subsidiaries by our credit facilities could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or our prospects; and

  if we are substantially more leveraged than some of our competitors, we might be at a competitive disadvantage to those competitors that have lower debt service obligations and significantly greater operating and financial flexibility than we do.

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

          Our success depends in part on the efforts of our senior management team. Our continued success will also depend upon our ability to retain existing, and attract additional, qualified field personnel to meet our needs. We face substantial competition, both from within and outside of the automotive aftermarket to retain and attract qualified personnel. In addition, we believe that the number of qualified automotive service technicians in the industry is generally insufficient to meet demand.

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

Do-It-Yourself

     Retail

  automotive parts and accessories stores;

  automobile dealers that supply manufacturer replacement parts and accessories; and

  mass merchandisers and wholesale clubs that sell automotive products and select non-automotive merchandise that appeals to automotive “Do-It-Yourself” customers, such as generators, power tools and canopies.

Do-It-For-Me

     Service Labor

  regional and local full service automotive repair shops;

  automobile dealers that provide repair and maintenance services;

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

     Tire Sales

  national and regional (including franchised) tire retailers; and

  mass merchandisers and wholesale clubs that sell tires.

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

          Our industry depends on the number of vehicle miles driven. Factors that may cause the number of vehicle miles and our revenues and our results of operations to decrease include:

  the weather – as vehicle maintenance may be deferred during periods of inclement weather;

  the economy – as during periods of poor economic conditions, customers may defer vehicle maintenance or repair, and during periods of good economic conditions, consumers may opt to purchase new vehicles rather than service the vehicles they currently own and replace worn or damaged parts;

  gas prices – as increases in gas prices may deter consumers from using their vehicles; and

  travel patterns – as changes in travel patterns may cause consumers to rely more heavily on train and airplane transportation.

ITEM 1B UNRESOLVED STAFF COMMENTS

     None.

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

     Of the 593 store locations operated by the Company at January 28, 2006, 325 are owned and 268 are leased.

     The following table sets forth certain information regarding the owned and leased warehouse space utilized by the Company for its 593 store locations at January 28, 2006:

	Products	Square	Owned or	Stores	States
Warehouse Location	Warehoused	Footage	Leased	Serviced	Serviced
San Bernardino, CA	All	600,000	Leased	150	AZ, CA, NM, NV, UT, WA
Atlanta, GA	All	392,000	Owned	133	AL, FL, GA, LA, NC, PR, SC, TN, VA
Mesquite, TX	All	244,000	Owned	90	AR, AZ, CO, LA, NM, OK, TX
Plainfield, IN	All	403,000	Leased	78	IL, IN, KS, KY, MI, MN, MO, OH, OK,
					PA, TN, VA
Chester, NY	All	400,400	Leased	141	CT, DE, MA, MD, ME, NH, NJ, NY, PA,
					RI, VA
Middletown, NY	All except tires	90,000	Leased	-	This facility does not ship directly to stores
Total		2,129,400		592

     This table does not include the service only store located in Moorestown, NJ under stores serviced. In 2005 and 2004 the Company also utilized approximately 1,000,000 aggregate cubic feet of outside storage space to provide temporary storage of merchandise items. The Company anticipates that its existing and future warehouse space and its access to outside storage will accommodate inventory necessary to support future store expansion and any increase in stock-keeping units through the end of fiscal 2006.

ITEM 3 LEGAL PROCEEDINGS

     The Company is not currently engaged in any litigation arising outside the ordinary course of its business that it believes to be material. The Company is party to various actions and claims, including purported class actions, arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended January 28, 2006.

PART II

ITEM 5	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The common stock of The Pep Boys—Manny, Moe & Jack is listed on the New York Stock Exchange under the symbol “PBY”. There were 6,440 registered shareholders as of March 31, 2006. The following table sets forth for the periods listed, the high and low sale prices and the cash dividends paid on the Company’s common stock.

MARKET PRICE PER SHARE

			Cash
	Market Price Per Share		Dividends
	High	Low	Per Share
Fiscal year ended January 28, 2006
Fourth Quarter	$15.99	$12.54	$0.0675
Third Quarter	14.84	11.75	0.0675
Second Quarter	15.24	12.54	0.0675
First Quarter	18.80	14.06	0.0675
Fiscal year ended January 29, 2005
Fourth Quarter	$17.24	$13.06	$0.0675
Third Quarter	20.70	11.83	0.0675
Second Quarter	28.10	20.36	0.0675
First Quarter	29.37	21.29	0.0675

     It is the present intention of the Company’s Board of Directors to continue to pay regular quarterly cash dividends; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company and other factors which the Board of Directors deems relevant.

EQUITY COMPENSATION PLANS

     The following table sets forth the Company’s shares authorized for issuance under its equity compensation plans at January 28, 2006:

				Number of securities
	Number of securities			remaining available for
	to be issued upon		Weighted-average price	future issuance under
	exercise of		of outstanding options	equity compensation
	outstanding options,		(excluding securities	plans (excluding securities
	warrants and rights		reflected in column (a))	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by
security holders	4,676,281		$ 15.04	1,335,524
Equity compensation plans not approved by
security holders	174,540	(1)	8.70	—
Total	4,850,821		14.81	1,335,524

     (1) Inducement options granted to the current CEO in connection with his hire.

ITEM 6 SELECTED FINANCIAL DATA

     The following tables set forth the selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

(dollar amounts are in thousands, except share data)

	Jan. 28,		Jan. 29,		Jan. 31,		Feb. 1,		Feb. 2,
Year ended	2006		2005		2004		2003		2002
STATEMENT OF OPERATIONS DATA
Merchandise sales	$1,852,067		$1,860,628		$1,726,010		$1,695,275		$1,704,841
Service revenue	383,159		409,346		405,309		399,553		402,928
Total revenues	2,235,226		2,269,974		2,131,319		2,094,828		2,107,769
Gross profit from merchandise sales	480,872		528,900	(2)	485,207	(3)	508,871	(4)	493,459	(5)
Gross profit from service revenue	30,446		92,694		94,659	(3)	100,182	(4)	99,232	(5)
Total gross profit	511,318		621,594	(2)	579,866	(3)	609,053	(4)	592,691	(5)
Selling, general and administrative expenses	522,501	(1)	546,808	(2)	569,288	(3)	503,645	(4)	497,284	(5)
Operating (loss) profit	(11,183	)(1)	74,786	(2)	10,578	(3)	105,407	(4)	95,407	(5)
Non-operating income	3,897		1,824		3,340		3,097		4,623
Interest expense	49,040		35,965		38,255		47,237		53,709
(Loss) earnings from continuing operations before income taxes
and cumulative effect of change in accounting principle	(56,326	)(1)	40,645	(2)	(24,337	)(3)	61,267	(4)	46,321	(5)
Net (loss) earnings from continuing operations before cumulative
effect of change in accounting principle	(35,773	)(1)	25,455	(2)	(15,383	)(3)	38,393	(4)	29,765	(5)
Discontinued operations, net of tax	266		(1,876)		(16,027)		1,075		602
Cumulative effect of change in accounting principle, net of tax	(2,021)		—		(2,484)		—		—
Net (loss) earnings	(37,528	)(1)	23,579	(2)	(33,894	)(3)	39,468	(4)	30,367	(5)

BALANCE SHEET DATA
Working capital	$247,526		$180,651		$76,227		$130,680		$115,201
Current ratio	1.43 to 1		1.27 to 1		1.10 to 1		1.24 to 1		1.21 to 1
Merchandise inventories	$616,292		$602,760		$553,562		$488,882		$519,473
Property and equipment-net	947,389		945,031		923,209		974,673		1,008,697
Total assets	1,821,753		1,867,023		1,778,046		1,741,650		1,755,990
Long-term debt (includes all convertible debt)	586,239		471,682		408,016		525,577		544,418
Total stockholders’ equity	594,565		653,456		569,734		605,880		578,010

DATA PER COMMON SHARE
Basic (loss) earnings from continuing operations before cumulative
effect of change in accounting principle	$(0.65)(1)	$0.45	(2)	$(0.29)	(3)	$0.75	(4)	$0.58	(5)
Basic (loss) earnings	(0.69)(1)	0.42	(2)	(0.65)	(3)	0.77	(4)	0.59	(5)
Diluted (loss) earnings from continuing operations before
cumulative effect of change in accounting principle	(0.65)(1)	0.44	(2)	(0.29)	(3)	0.72	(4)	0.57	(5)
Diluted net (loss) earnings	(0.69)(1)	0.41	(2)	(0.65)	(3)	0.74	(4)	0.58	(5)
Cash dividends declared	0.27	0.27		0.27		0.27		0.27
Stockholders’ equity	10.97	11.87		10.79		11.73		11.24
Common share price range:
High	18.80	29.37		23.99		19.38		18.48
Low	11.75	11.83		6.00		8.75		4.40

OTHER STATISTICS
Return on average stockholders’ equity	(6.0)%	3.9%	(5.8)%	6.7%	5.3%
Common shares issued and outstanding	54,208,803	55,056,641	52,787,148	51,644,578	51,430,861
Capital expenditures	$92,083	$103,766	$43,262	$43,911	$25,375
Number of retail outlets	593	595	595	629	628
Number of service bays	6,162	6,181	6,181	6,527	6,507

(1)	Includes a pretax charge of $4,200 related to an asset impairment charge reflecting the remaining value of a commercial sales software asset, which was included in selling, general and administrative expenses.
(2)	Includes a pretax charge of $6,911 related to certain executive severance obligations, which was included in selling, general and administrative expenses, and a pretax gain of $12,695 on the disposal of one of the Company’s distribution centers, which was included in gross profit from merchandise sales.
(3)	Includes pretax charges of $88,980 related to corporate restructuring and other one-time events of which $29,308 reduced gross profit from merchandise sales, $3,278 reduced gross profit from service revenue and $56,394 was included in selling, general and administrative expenses.
(4)	Includes pretax charges of $2,529 related to the Profit Enhancement Plan of which $2,014 reduced the gross profit from merchandise sales, $491 reduced gross profit from service revenue and $24 was included in selling, general and administrative expenses.
(5)	Includes pretax charges of $5,197 related to the Profit Enhancement Plan of which $4,169 reduced the gross profit from merchandise sales, $813 reduced gross profit from service revenue and $215 was included in selling, general and administrative expenses.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Introduction

     Pep Boys is a leader in the automotive aftermarket, with 593 stores and more than 6,000 service bays located throughout 36 states and Puerto Rico. All of our stores feature the nationally recognized Pep Boys brand name, established through more than 80 years of providing high-quality automotive merchandise and services, and are company-owned, ensuring chain-wide consistency for our customers. We are the only national chain offering automotive service, accessories, tires and parts under one roof, positioning us to achieve our goal of becoming the category dominant one-stop shop for automotive maintenance and accessories.

     Of our 593 stores, 582 are what we refer to as SUPERCENTERS, which feature an average of 11 state-of-the-art service bays, with an average of more than 20,000 square feet per SUPERCENTER. Our store size allows us to display and sell a more complete offering of merchandise in a wider array of categories than our competitors, with a focus on the high-growth accessories segment and a comprehensive tire offering. We leverage this investment in inventory through our ability to install what we sell in our service bays and by offering this merchandise to both commercial and retail customers.

     We had total revenues of $2,235,226,000 and an operating loss of $11,183,000 in fiscal 2005. For the fifty-two weeks ended January 28, 2006 our comparative sales decreased by 1.3% compared to increases of 6.6% and 1.6% for the fifty-two weeks ended January 29, 2005 and January 31, 2004, respectively. This decrease in comparable sales was due primarily to a 6.1% decrease in comparable service revenue. Comparable sales were negatively impacted by disruptions: (1) in our stores, resulting from our recent initiatives designed to improve our long-term performance, such as our store refurbishment program, a field reorganization into separate retail and service teams and human resources recruiting and training initiatives; and (2) in the economy, resulting from higher gasoline prices which decreased both our customers’ disposable income and the amount of miles driven. All stores that are included in the comparable store sales base as of the end of the period are included in the Company’s comparable store data calculations. Upon reaching its 13th month of operation, a store is added to our comparable store sales base. Stores are removed from the comparable store sales base upon their relocation or closure. Once a relocated store reaches its 13th month of operation at its new location, it is added back into our comparable store sales base. Square footage increases are infrequent and immaterial and, accordingly, are not considered in our calculations of comparable store data.

     During 2005 we increased our total debt by $74,932,000 due to operating losses, investments in inventory, our ongoing store refurbishment program, repurchases of common equity and costs to refinance company indebtedness. In addition, we refinanced $183,444,000 of debt and associated costs, which had maturity dates in 2005 and 2006. The above increases in debt and maturities were financed through the issuance of a $200,000,000 senior secured term loan and our existing credit facility. Since 1950, we have paid a quarterly cash dividend on an uninterrupted basis, and we are currently paying a dividend at an annualized rate of $0.27 per share.

     During 2005 we reinvested in our existing stores to redesign their interiors and enhance their exterior appeal. Our new interior design features four distinct merchandising worlds: accessories (fashion, electronic and performance merchandise), maintenance (hard parts and chemicals), garage (repair shop and travel) and service (including tire, wheel and accessory installation). We believe that this layout provides customers with a clear and concise way of finding what they need and will promote cross-selling. In most of our stores, we have moved our service desks and waiting areas inside the retail stores adjacent to our tire offering displays. Modifications to the exterior of our stores are designed to increase customer traffic.

     During 2005 we grand reopened 181 stores in the following markets: Los Angeles, CA – 76 (first quarter); Chicago, IL, and Philadelphia, PA – 69 (second quarter); Harrisburg, PA – 5 (third quarter); Las Vegas, NV, Phoenix, AZ and Tucson, AZ – 31 (fourth quarter). Over the next three fiscal years we expect to remodel and grand reopen approximately 350 more stores, as follows: 75-125 stores in fiscal 2006; 125-150 stores in fiscal 2007; and the balance in fiscal 2008.

     On the first day of fiscal 2005, the Company separated its field organization into separate Retail and Service organizations. The restructuring, which allows the Company to hire management employees with industry specific experience in retail or service, is designed to sharpen the focus on each side of the business thereby improving overall profitability.

Business Strategy

     Our strategy to become the category dominant one-stop shop for automotive maintenance and accessories includes:

     • Improving Our Merchandising Capabilities. We will continue to merchandise our stores with a new and flexible product mix designed to increase customer purchases. We will take advantage of our industry-leading average retail square footage to increase the appeal of our merchandise displays. We utilize product-specific advertising to highlight promotional items and pricing, primarily through weekly print advertising.

     • Enhancing Our Stores. We are investing in our existing stores to redesign our interiors and enhance their exterior appeal.  We believe that this layout will provide customers with a clear and concise way of finding what they need and will promote cross-selling.

     • Improving Service Center Performance. We are working to improve the financial performance of our service center operations by improving tire sales and related attachment sales, and improving labor productivity. To improve tire sales, we have reduced our advertised opening price points, while offering attractive opportunities for customers to upgrade to tires with better warranties, features, or brands. In addition, we have emphasized training our staff to offer beneficial services related to each tire sale such as wheel balancing, alignments and warranties, as well as to provide a thorough safety check that highlights any further car maintenance or repair needs. In 2005, we changed the organization of our field supervision team to focus the supervision of service and tires sales activities. We also increased turnover of poorly performing service managers. These activities were disruptive, as many of our service managers and other supervisory positions were new to the Company in 2005, but we believe the skills and background of these associates will aid performance in future years. In addition, as we worked to build the capabilities of our service personnel, we maintained their staffing levels despite lower service and tires sales volumes. In 2006, we intend to more closely tailor our labor costs to labor sales volumes providing an opportunity to improve labor productivity going forward.

     • Improve Store Productivity. We expect to focus on improving the returns of our investment in store assets through managing our store portfolio, and taking advantage of opportunities for store relocations, disposals or new store additions. Any net store growth will focus primarily upon increasing penetration in our existing markets to further leverage our investments. The format of these new stores is likely to include both SUPERCENTERS and a service-only format that will utilize existing SUPERCENTERS for most of their inventory needs.

     The following discussion explains the material changes in our results of operations for the fifty-two weeks ended January 28, 2006, January 29, 2005, and January 31, 2004.

CAPITAL & LIQUIDITY

Capital Resources and Needs

     In fiscal 2005, as a result of lower operating profitability, capital expenditures for our store redesign and refurbishment program, an increase in inventory and share repurchases, we increased our debt by $74,932,000 and decreased our cash and cash equivalents by $34,477,000. For fiscal 2006, we plan to open or relocate fewer than five stores and to refurbish 75-125 stores, as compared to 181 grand reopenings in fiscal 2005. The completion of the refurbishment program is expected in fiscal 2008. Our capital expenditure program for fiscal 2006 is expected to be less than anticipated depreciation and amortization of $80,000,000, and inventory levels in 2006 should be similar to those of 2005. We anticipate that improved cash provided from operations, our existing line of credit, cash on hand and future access to capital markets will exceed our expected cash requirements in fiscal 2006 and 2007.

     In fiscal 2005, merchandise inventories increased as the Company continued initiatives begun in fiscal 2003 designed to feature new, complementary product lines. In fiscal 2004, merchandise inventories also increased with the commencement of this new merchandising initiative. The Company maintained the average number of stock-keeping units per store at approximately 23,000 in fiscal 2005.

     The Company’s working capital was $247,526,000 at January 28, 2006, $180,651,000 at January 29, 2005, and $76,227,000 at January 31, 2004. The Company’s long-term debt, as a percentage of its total capitalization, was 50% at January 28, 2006 and 42% at January 29, 2005 and January 31, 2004, respectively. As of January 28, 2006, the Company had a $357,500,000 line of credit, with an availability of approximately $166,000,000. Our current portion of long term debt is $1,257,000 at January 28, 2006.

     In the third quarter of fiscal 2004, the Company announced a share repurchase program for up to $100,000,000 of the Company’s shares. The Company repurchased approximately 1,283,000 shares during fiscal 2005 for approximately $15,562,000. The repurchase program was extended through September 8, 2006. As of January 28, 2006, the Company had repurchased a total of 4,359,600 shares at an average cost of $12.68 per share ($55,280,000).

Contractual Obligations

The following chart represents the Company’s total contractual obligations and commercial commitments as of January 28, 2006:

(dollar amounts in thousands)

		Due in less	Due in	Due in	Due after
Obligation	Total	than 1 year	1–3 years	3–5 years	5 years
Long-term debt (1)	$586,667	$2,548	$123,256	$260,685	$200,178
Operating leases	503,016	61,930	116,949	87,294	236,843
Expected scheduled interest payments on all long –
term debt	227,202	31,794	90,248	75,160	30,000
Capital leases	829	209	466	154	—
Total cash obligations	$1,317,714	$96,481	$330,919	$423,293	$467,021

(1)

Long-term debt includes current maturities. Due in 3-5 years total includes $200,000,000 Senior Secured Term loan due January 21, 2011. Such maturity accelerates to March 1, 2007 if the Company’s $119,000,000 Convertible Senior Notes have not been converted, repurchased or refinanced prior to March 1, 2007. At January 28, 2006, the Company has both the ability and intent to retire the $119,000,000 Convertible Senior Notes prior to March 1, 2007.

     The table excludes our pension obligation. We made voluntary contributions of $1,867,000, $1,819,000, and $14,043,000 to our pension plans in fiscal 2005, 2004, and 2003, respectively. Future plan contributions are dependent upon actual plan asset returns and interest rates. We expect contributions to approximate $1,417,000 in fiscal 2006. See Note 10 of Notes to Consolidated Financial Statements in “Item 8 Financial Statements and Supplementary Data” for further discussion of our pension plans.

(dollar amounts in thousands)

		Due in less	Due in	Due in	Due after
Commercial Commitments	Total	than 1 year	1–3 years	3–5 years	5 years
Import letters of credit	$1,015	$1,015	$—	$—	$—
Standby letters of credit	41,218	18,483	22,735	—	—
Surety bonds	13,021	12,743	128	150	—
Total commercial commitments	$55,254	$32,241	$22,863	$150	$—

     Long-term Debt

     On January 27, 2006 the Company entered into a $200,000,000 Senior Secured Term Loan facility due January 27, 2011 (March 1, 2007 if the Company’s 4.25% Convertible Senior Notes have not been converted, repurchased or refinanced prior to March 1, 2007- the Company anticipates refinancing the 4.25% Convertible Senior Notes prior to March 1, 2007). This facility is secured by the real property and improvements associated with 154 of the Company’s stores. Interest at the rate of LIBOR plus 3.0% on this facility is payable starting in February 2006. Proceeds from this facility were used to satisfy and discharge the Company’s outstanding $43,000,000 6.88% Medium Term Notes due March 6, 2006 and $100,000,000 6.92% Term Enhanced Remarketable Securities (TERMS) due July 7, 2016 and to reduce borrowings under the Company’s line of credit by approximately $39,000,000.

     In the second quarter of fiscal 2005, the Company reclassified $100,000,000 aggregate principal amount of the TERMS to current liabilities on the consolidated balance sheet. The TERMS were retired on January 27, 2006 with cash from the Company’s $200,000,000 Senior Secured Term Loan facility. In retiring the TERMS, the Company was obligated to purchase a call option, which, if exercised, would have allowed the securities to be remarketed through a maturity date of July 7, 2016. The $8,100,000 redemption price of the call option was based upon the then present value of the remaining payments on the TERMS through July 17, 2016, at 5.45%, discounted at the 10 year Treasury rate. Additionally, the Company prepaid $1,296,000 in interest through the original maturity date of July 17, 2006.

     Upon maturity on June 1, 2005, the Company retired the remaining $40,444,000 aggregate principal amount of its 7.0% Senior Notes with cash from operations and its existing line of credit. In December 2004, the Company repurchased, through a tender offer, $59,556,000 of these notes. In the second quarter of fiscal 2004, the Company reclassified the $100,000,000 aggregate principal amount of these notes then outstanding to current liabilities on the balance sheet.

     In the first quarter of fiscal 2005 the Company reclassified, to current liabilities on its consolidated balance sheet, $43,000,000 aggregate principal amount of 6.88% Medium-Term Notes with a stated maturity date of March 6, 2006. These notes were retired in January 2006 with cash from the Company’s $200,000,000 Senior Secured Term Loan facility. Additionally, the company prepaid $342,000 in interest through the original maturity date.

     On December 14, 2004, the Company issued $200,000,000 aggregate principal amount of 7.5% Senior Subordinated Notes due December 15, 2014.

     On December 2, 2004, the Company further amended its amended and restated line of credit agreement. The amendment increased the amount available for borrowings to $357,500,000, with an ability, upon satisfaction of certain conditions, to increase such amount to $400,000,000. The amendment also reduced the interest rate under the agreement to the London Interbank Offered Rate (LIBOR) plus 1.75% (after June 1, 2005, the rate decreased to LIBOR plus 1.50%, subject to 0.25% incremental increases as excess availability falls below $50,000,000). The amendment also provided the flexibility, upon satisfaction of certain conditions, to release up to $99,000,000 of reserves currently required as of December 2, 2004 under the line of credit agreement to support certain operating leases. This reserve was reduced to $76,401,000 on December 2, 2004. Finally, the amendment extended the term of the agreement through December 2009. The weighted average interest rate on borrowings under the line of credit agreement was 6.2% and 4.1% at January 28, 2006 and January 29, 2005, respectively.

     The Company has miscellaneous notes payable that have a principal balance of $1,315,000 and $1,331,000 and a weighted average interest rate of 5.1% and 4.8% at January 28, 2006 and January 29, 2005, respectively, and mature at various times through August 2016. Certain of these notes are collateralized by land and buildings with an aggregate carrying value of approximately $6,744,000 and $6,766,000 at January 28, 2006 and January 29, 2005, respectively.

     On May 21, 2002, the Company issued $150,000,000 aggregate principal amount of 4.25% Convertible Senior Notes due June 1, 2007. The notes may be converted into shares of Pep Boys common stock at 44.6484 shares per each $1,000 principal amount of the notes, equivalent to a conversion price of approximately $22.40 per share. In January 2005, the Company repurchased, in private transactions, $31,000,000 aggregate principal amount of these notes.

     Other Contractual Obligations

     In the third quarter of fiscal 2004, the Company entered into a vendor financing program with an availability of $20,000,000. Under this secured program, the Company’s factor makes accelerated and discounted payments to its vendors and the Company, in turn, makes its regularly-scheduled full vendor payments to the factor. As of January 28, 2006, there was an outstanding balance of $11,156,000 under this program, classified as trade payable program liability in the consolidated balance sheet. There was no balance in trade payable program liability at January 29, 2005, as vendors did not participate in the program until fiscal 2005.

     In October 2001, the Company entered into a contractual commitment to purchase media advertising services with equal annual purchase requirements totaling $39,773,000 over four years. During the second quarter of fiscal 2004, it was determined that the Company would be unable to meet this obligation for the 2004 contract year which ended on November 30, 2004. As a result, the Company recorded a $1,579,000 charge to selling, general and administrative expenses in the quarter ending July 31, 2004 related to the anticipated shortfall in this purchase commitment. The Company has satisfied all purchase requirements under this contract at January 28, 2006.

      The Company has letter of credit arrangements in connection with its risk management and import merchandising programs. The Company was contingently liable for $1,015,000 and $960,000 in outstanding import letters of credit and $41,218,000 and $35,493,000 in outstanding standby letters of credit as of January 28, 2006 and January 29, 2005, respectively.

     The Company was also contingently liable for surety bonds in the amount of approximately $13,021,000 and $4,442,000 as of January 28, 2006 and January 29, 2005, respectively. The surety bonds guarantee certain payments (for example utilities, easement repairs, licensing requirements, customs fees, etc.) for the Company’s stores.

     Off-balance Sheet Arrangements

     In the third quarter of fiscal 2004, the Company entered into a $35,000,000 operating lease for certain operating equipment at an interest rate of LIBOR plus 2.25%. The Company has evaluated this transaction in accordance with the original guidance of Financial Accounting Standards Board Interpretation Number (FIN) 46 and has determined that it is not required to consolidate the leasing entity. As of January 28, 2006, there was an outstanding balance of $20,507,000 under the lease. The lease includes a residual value guarantee with a maximum value of approximately $172,000. The Company expects the fair market value of the leased equipment to substantially reduce or eliminate the Company’s payment under the residual guarantee at the end of the lease term. In accordance with FIN 45, the Company has recorded a liability for the fair value of the guarantee related to this operating lease. As of January 28, 2006 and January 29, 2005, the current value of this liability was $105,000 and $90,000, respectively, which is recorded in other long-term liabilities on the consolidated balance sheets.

     On August 1, 2003, the Company refinanced $132,000,000 in operating leases. These leases, which expire on August 1, 2008, have lease payments with an effective rate of LIBOR plus 2.06%. The Company has evaluated this transaction in accordance with the original guidance of FIN 46 and has determined that it is not required to consolidate the leasing entity. The leases include a residual value guarantee with a maximum value of approximately $105,000,000. The Company expects the fair market value of the leased real estate to substantially reduce or eliminate the Company’s payment under the residual guarantee at the end of the lease term. In accordance with FIN 45, the Company has recorded a liability for the fair value of the guarantee related to this operating lease. As of January 28, 2006, the current value of this liability was $2,493,000, which is recorded in other long-term liabilities on the consolidated balance sheets. As of January 28, 2006, there was an outstanding balance of $123,970,000 under the lease.

     The Company leases certain property and equipment under operating leases and capital leases which contain renewal and escalation clauses, step rent provisions, capital improvements funding and other lease concessions. These provisions are considered in the Company’s calculation of its minimum lease payments which are recognized as expense on a straight-line basis over the applicable lease term. In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 13, as amended by SFAS No. 29, any lease payments that are based upon an existing index or rate are included in the Company’s minimum lease payment calculations. Total operating lease commitments as of January 28, 2006 were $503,016,000.

     Pension Plans

     The Company has a defined benefit pension plan covering its full-time employees hired on or before February 1, 1992 and a unfunded Supplemental Executive Retirement Plan (SERP) that includes a defined benefit portion. The pension expense under these plans for fiscal 2005, 2004 and 2003 was $4,331,000, $4,076,000 and $11,937,000, respectively. This expense is calculated based upon a number of actuarial assumptions, including an expected return on plan assets of 6.75% and a discount rate of 5.75%. In developing the expected return on asset assumptions, the Company evaluated input from its actuaries, including their review of asset class return expectations. The discount rate utilized for the pension plans is based on a model bond portfolio with durations that match the expected payment patterns of the plans. The Company will continue to evaluate its actuarial assumptions and adjust as necessary. In fiscal 2005, the Company contributed an aggregate of $1,867,000 to the defined benefit pension plan and the defined benefit portion of the SERP. Based upon the current funded status of the defined benefit pension plan and the unfunded defined benefit portion of the SERP, aggregate cash contributions are expected to be $1,417,000 in fiscal 2006.

     On January 31, 2004, the Company amended and restated its SERP. This amendment converted the defined benefit plan to a defined contribution plan for certain unvested participants and all future participants. All vested participants under the defined benefit portion will continue to accrue benefits according to the previous defined benefit formula. In fiscal 2005, the Company settled several obligations related to the benefits under the defined benefit SERP. These obligations totaled $568,000, and resulted in an expense under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” of approximately $774,000 in fiscal 2004.

RESULTS OF OPERATIONS

Management Overview-Fiscal 2005

     Fiscal 2005 was a difficult year for the financial performance of the Company, as operating profit declined from $74,786,000 to an operating loss of $11,183,000. Comparable store sales decreased by 1.3% due to our efforts to improve product margins on newly introduced retail products and the effect of higher gasoline prices on our customers’ disposable income and product costs. Operating profit margins were impacted by (i) increased product costs, principally tires, which were not passed on to customers, (ii) incremental hiring and training costs associated with our efforts to improve the field organization and (iii) our store refurbishment capital expenditures. Net income declined from $23,579,000 (Basic Earnings Per Share of $0.42) to a Net Loss of $37,528,000 (Basic Loss Per Share of $0.69).

Restructuring-Fiscal 2003

     Following the Profit Enhancement Plan launched in October 2000, the Company, during fiscal 2003, conducted a comprehensive review of its operations including individual store performance, the entire management infrastructure and its merchandise and service offerings. On July 31, 2003, the Company announced several initiatives aimed at realigning its business and continuing to improve upon its profitability. These actions were substantially completed by January 31, 2004 with net costs of approximately $65,986,000. The Company is accounting for these initiatives in accordance with the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

Discontinued Operations

     In accordance with SFAS 144, our discontinued operations continues to reflect the costs associated with the stores remaining from the 33 stores closed on July 31, 2003 as part of our corporate restructuring (see Item 8 Financial Statements and Supplementary Data- note 7).

     Sales of Stores in Discontinued Operations

     During fiscal 2005, the Company sold a closed store for proceeds of $931,000 resulting in a pre-tax gain of $341,000, which was recorded in discontinued operations on the consolidated statement of operations.

     During fiscal 2004, the Company sold assets held for disposal for proceeds of $13,327,000 resulting in a loss of $91,000, which was recorded in discontinued operations on the consolidated statement of operations.

     Other Store Sales and Transfers

     During the third quarter of 2005, the Company reclassified a store from assets held for use to assets held for disposal in accordance with the provisions of SFAS 144.

     During the second quarter of 2005, the Company sold a closed store classified as an asset held for disposal for proceeds of $6,912,000 resulting in a pre-tax gain of $5,176,000, which was recorded in costs of merchandise sales on the consolidated statement of operations in accordance with the provisions of SFAS 144.

     Additionally, during the second quarter of 2005 the Company sold a closed store classified as an asset held for use for proceeds of $659,000 resulting in a pre-tax loss of $502,000, which was recorded in costs of merchandise sales on the consolidated statement of operations in accordance with the provisions of SFAS 144.

     During the second quarter of 2005, the Company reclassified a store in assets held for disposal at April 29, 2005 to assets held for use in accordance with the provisions of SFAS 144, as the Company concluded that the sale of the store was no longer expected to occur within one year. This store is valued at its fair value at the date of the subsequent decision to transfer it, which was lower than its carrying amount before it was classified as held for sale, adjusted for depreciation expense that would have been recognized had the asset been continuously classified as held and used. The results of operations of this store are not material for the fifty-two weeks ended January 28, 2006 and January 29, 2005, respectively, and therefore have not been reclassified into continuing operations in the consolidated statements of operations.

Analysis of Statement of Operations

     The following table presents, for the periods indicated, certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues						Percentage Change
	Jan. 28, 2006		Jan. 29, 2005		Jan. 31, 2004		Fiscal 2005 vs.	Fiscal 2004 vs.
Year ended	(fiscal 2005)		(fiscal 2004)		(fiscal 2003)		Fiscal 2004	Fiscal 2003
Merchandise Sales	82.9%		82.0%		81.0%		(0.5)%	7.8%
Service Revenue(1)	17.1		18.0		19.0		(6.4)	1.0
Total Revenues	100.0		100.0		100.0		(1.5)	6.5
Costs of Merchandise Sales(2)	74.0	(3)	71.6	(3)	71.9	(3)	(3.0)	7.3
Costs of Service Revenue(2)	92.1	(3)	77.4	(3)	76.6	(3)	(11.4)	1.9
Total Costs of Revenues	77.1		72.6		72.8		(4.6)	6.2
Gross Profit from Merchandise Sales	26.0	(3)	28.4	(3)	28.1	(3)	(9.1)	9.0
Gross Profit from Service Revenue	7.9	(3)	22.6	(3)	23.4	(3)	(67.2)	(2.1)
Total Gross Profit	22.9		27.4		27.2		(17.7)	7.2
Selling, General and Administrative Expenses	23.4		24.1		26.7		4.4	(3.9)
Operating (Loss) Profit	(0.5)		3.3		0.5		(115.0)	607.0
Non-operating Income	0.2		0.1		0.2		113.7	(45.4)
Interest Expense	2.2		1.6		1.8		(36.4)	(6.0)
(Loss) Earnings from Continuing Operations Before
Income Taxes and Cumulative Effect of Change in
Accounting Principle	(2.5)		1.8		(1.1)		(238.6)	267.0
Income Tax (Benefit) Expense	36.5	(4)	37.4	(4)	36.7	(4)	235.3	269.9
Net (Loss) Earnings from Continuing Operations
Before Cumulative Effect of Change in Accounting
Principle	(1.6)		1.1		(0.7)		(240.5)	265.5
Discontinued Operations, Net of Tax	0.0		(0.1)		(0.8)		114.2	88.3
Cumulative Effect of Change in Accounting Principle,
Net of Tax	(0.1)		0.0		(0.1)		—	—
Net (Loss) Earnings	(1.7)		1.0		(1.6)		(259.2)	169.6

(1)	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.

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

(4)	As a percentage of (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle

Fiscal 2005 vs. Fiscal 2004

     Total revenues for fiscal 2005 decreased 1.5%. This decrease was due primarily to a decrease in comparable store revenues of 1.3%. Comparable store service revenue decreased 6.1% while comparable store merchandise sales decreased 0.2%. All stores that are included in the comparable store sales base as of the end of the period are included in the Company’s comparable store data calculations. Upon reaching its 13th month of operation, a store is added to our comparable store sales base. Stores are removed from the comparable store sales base upon their relocation or closure. Once a relocated store reaches its 13th month of operation at its new location, it is added back into our comparable store sales base. Square footage increases are infrequent and immaterial and, accordingly, are not considered in our calculations of comparable store data.

     Gross profit from merchandise sales decreased, as a percentage of merchandise sales, to 26.0% in fiscal 2005 from 28.4% in fiscal 2004. This was a 9.1% or $48,028,000 decrease from the prior year. This decrease, as a percentage of merchandise sales, was due to increases in warehousing costs and occupancy costs, and decreases in merchandise margins. The increase in warehousing costs was mainly due to the recognition of a $12,695,000 gain on disposal of a distribution center in 2004, plus increases in rent expense and rental equipment for the new warehouse in San Bernardino, CA. The increase in store occupancy costs was due to increased lease expense associated with the new point-of sale system and building and equipment maintenance expenses related to the store refurbishment program, offset, in part, by gains on disposal from the sale of two stores. The decrease in merchandise margin resulted from higher tire costs, a less favorable product mix consisting of more sales from lower margin products and higher freight costs.

     Gross profit from service revenue decreased, as a percentage of service revenue, to 7.9% in fiscal 2005 from 22.6% in fiscal 2004. This was a 67.2% or $62,248,000 decrease from the prior year. This decrease, as a percentage of service revenue, was due to decreased service revenue against fixed occupancy costs, in addition to increased payroll and benefits. The decrease in service revenue resulted primarily from decreased customer traffic and reduced tire sales, which results in fewer tire-related services and a negative impact on the overall service results. The increase in payroll and benefits was primarily due to a restructuring of field operations into separate retail and service teams on January 30, 2005. In connection with this restructuring, certain retail personnel, who were previously utilized in merchandising roles supporting the service business, were reassigned to purely service-related responsibilities. The labor and benefit costs related to these associates, approximately $21,132,000, which were previously recognized in selling, general and administrative expenses, are now recognized in costs of service revenue.

     Selling, general and administrative expenses decreased, as a percentage of total revenues, to 23.4% in fiscal 2005 from 24.1% in fiscal 2004. This was a $24,307,000 or 4.4% decrease from the prior year. This decrease, as a percentage of total revenues, was due primarily to decreases in store expenses, general office costs and employee benefits, offset, in part, by an increase in net media expense. The decrease in store expenses was primarily caused by a decrease of approximately $21,132,000 in payroll and related benefit costs (see above explanation of field operations restructuring), offset by increased hiring expenses, and travel expense associated with the store refurbishment program. The decrease in administrative expenses was primarily due to the recognition of $6,911,000 of executive severance in 2004, offset by a $4,200,000 asset impairment charge reflecting the remaining value of a commercial sales software asset in 2005, higher travel costs, auditing and tax services and meeting costs. The increase in net media expense was due primarily to incremental circular advertising and sales promotion expenses of approximately $11,000,000 related to the grand reopenings.

     Interest expense increased 36.4% or $13,075,000 due primarily to $9,738,000 in interest and fees associated with the early satisfaction and discharge of the Company’s $43,000,000 6.88% Medium Term Notes ($342,000 of interest through original maturity) and the $100,000,000 6.92% TERMS ($1,296,000 of interest through original maturity, and $8,100,000 to purchase an associated call option).

     Earnings from discontinued operations increased from a loss of $1,876,000, net of tax, in fiscal 2004 to earnings of $266,000, net of tax, in fiscal 2005 due primarily to changes in assumptions for sublet income and expenses related to closed stores.

     Net earnings decreased, as a percentage of total revenues, due primarily to a decrease in total gross profit, an increase in interest expense and the impact of a net charge for the cumulative effect of a change in accounting principle for the adoption of FIN 47, "Accounting for Conditional Asset Retirement Obligations" recorded in fiscal 2005, offset by decreases in income tax expense and loss from discontinued operations.

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

     Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 28.4% in fiscal 2004 from 28.1% in fiscal 2003. This was a 9.0% or $43,693,000 increase from the prior year. This increase, as a percentage of merchandise sales, was due to the recognition of a $12,695,000 gain on the disposal of one of the Company’s distribution centers and a decrease in store occupancy costs, offset in part, by decreased merchandise margins. The decrease in store occupancy costs, as a percentage of merchandise sales, was due to the impact of a charge made in 2003 for an asset impairment of $1,371,000 coupled with lower rent, as a percentage of merchandise sales. The decrease in merchandise margins was due primarily to promotional pricing in fiscal 2004 as compared to fiscal 2003 which was negatively impacted by an inventory write down of $24,580,000 made in the second quarter as a result of the restructuring.

     Gross profit from service revenue decreased, as a percentage of service revenue, to 22.6% in fiscal 2004 from 23.4% in fiscal 2003. This was a 2.1% or $1,965,000 decrease from the prior year. This decrease, as a percentage of service revenue, was due primarily to increases in service employee benefits. The increase in employee benefits was due primarily to increased workers' compensation costs.

     Selling, general and administrative expenses decreased, as a percentage of total revenues, to 24.1% in fiscal 2004 from 26.7% in fiscal 2003. This was a $22,480,000 or 3.9% decrease over the prior year. This decrease, as a percentage of total revenues, was due primarily to a decrease in general office costs and employee benefits offset, in part, by an increase in net media expense. The decrease in general office costs was due to incremental savings from our 2003 restructuring actions of approximately $4,000,000, the impact in fiscal 2003 of increased legal costs of $24,600,000 related to the action entitled “Dubrow et al vs. The Pep Boys-Manny, Moe and Jack” and $5,613,000 for costs associated with the corporate restructuring. The decrease in employee benefits is due to savings in fiscal 2004 from our fiscal 2003 restructuring actions, along with the impact of a charge made in 2003 for the settlement of a retirement plan obligation. The increase in net media expense, as a percentage of total revenues, was due primarily to an increase in media expenditures resulting from a more aggressive circular advertising program in fiscal 2004.

     Interest expense decreased 6.0% or $2,290,000 due primarily to lower debt levels.

     Loss from discontinued operations decreased from a loss of $16,027,000, net of tax, in fiscal 2003 to a loss of $1,876,000, net of tax, in fiscal 2004 due to the fact that the charges associated with the corporate restructuring occurred primarily in fiscal 2003.

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

Industry Comparison

     We operate in the U.S. automotive aftermarket, which has two general competitive arenas: the Do-It-For-Me (“DIFM”) (service labor, installed merchandise and tires) market and the Do-It-Yourself (“DIY”) (retail merchandise) market. Generally, the specialized automotive retailers focus on either the “DIY” or “DIFM” areas of the business. We believe that operation in both the “DIY” and “DIFM” areas of the business positively differentiates us from most of our competitors. Although we manage our store performance at a store level in aggregation, we believe that the following presentation shows an accurate comparison against competitors within the two sales arenas. We compete in the “DIY” area of the business through our retail sales floor and commercial sales business (Retail Sales). Our Service Center business (labor and installed merchandise and tires) competes in the “DIFM” area of the industry. The following table presents the revenues and gross profit for each area of the business.

(dollar amounts in thousands)		Yearended
	January 28,	January 29,	January 31,
	2006	2005	2004
Retail Sales (1)	$1,354,910	$1,351,018	$1,194,019
Service Center Revenue (2)	880,316	918,956	937,300
Total Revenues	$2,235,226	$2,269,974	$2,131,319
Gross Profit from Retail Sales (3)	$344,893	$370,687	$308,616
Gross Profit from Service Center Revenue (3)	166,425	250,907	271,250
Total Gross Profit	$511,318	$621,594	$579,866

(1)	Excludes revenues from installed products.

(2)	Includes revenues from installed products.

(3)

Gross Profit from Retail Sales includes the cost of products sold, buying, warehousing and store occupancy costs. Gross Profit from Service Center Revenue includes the cost of installed products sold, buying, warehousing, service center payroll and related employee benefits and service center occupancy costs. Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses.

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

     The Company believes that the following represent its more critical estimates and assumptions used in the preparation of the consolidated financial statements, although not inclusive:

     • The Company evaluates whether inventory is stated at the lower of cost or market based on historical experience with the carrying value and life of inventory. The assumptions used in this evaluation are based on current market conditions and the Company believes inventory is stated at the lower of cost or market in the consolidated financial statements. In addition, historically the Company has been able to return excess items to vendors for credit. Future changes in vendors, in their policies or in their willingness to accept returns of excess inventory could require a revision in the estimates. If our estimates regarding excess or obsolete inventory are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in these estimates at January 28, 2006 would have affected net earnings by approximately $814,000 for the fiscal year ended January 28, 2006.

     • The Company has risk participation arrangements with respect to casualty and health care insurance. The amounts included in the Company’s costs related to these arrangements are estimated and can vary based on changes in assumptions, claims experience or the providers included in the associated insurance programs. A 10% change in our self-insurance liabilities at January 28, 2006 would have affected net earnings by approximately $4,763,000 for the fiscal year ended January 28, 2006.

     • The Company records reserves for future product returns and warranty claims. The reserves are based on current sales of products and historical claims experience. If claims experience differs from historical levels, revisions in the Company’s estimates may be required. A 10% change in our reserve for future product returns and warranty claims at January 28, 2006 would have affected net earnings by approximately $521,000 for the fiscal year ended January 28, 2006.

     • The Company has significant pension costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates and merit and promotion increases. The Company is required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension costs or liabilities may occur in the future due to changes in the assumptions. The following table highlights the sensitivity of our pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Change in Assumption	Impact on Annual Pension Expense	Impact on ABO
0.50 percentage point decrease in discount rate	Increase $530,000	Increase $2,990,000
0.50 percentage point increase in discount rate	Decrease $530,000	Decrease $2,990,000
5.0% decrease in expected rate of return on assets	Increase $120,000	—
5.0% increase in expected rate of return on assets	Decrease $115,000	—

     • The Company periodically evaluates its long-lived assets for indicators of impairment. Management’s judgments are based on market and operational conditions at the time of evaluation. Future events could cause management’s conclusion on impairment to change, requiring an adjustment of these assets to their then current fair market value.

     • The Company provides estimates of fair value for real estate assets and lease liabilities related to store closures when appropriate to do so based on accounting principles generally accepted in the United States of America. Future circumstances may result in the Company’s actual future costs or the amounts recognized upon the sale of the property to differ substantially from original estimates. A 10% change in our location closing liability at January 28, 2006 would not have affected net earnings materially for the fiscal year ended January 28, 2006.

     • The Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This requires the Company to estimate its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment and valuation of inventories, for tax and accounting purposes. The Company determines its provision for income taxes based on federal and state tax laws and regulations currently in effect, some of which have been recently revised. Legislation changes currently proposed by certain states in which we operate, if enacted, could increase our transactions or activities subject to tax. Any such legislation that becomes law could result in an increase in our state income tax expense and our state income taxes paid, which could have a material effect on our net income.

     The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax liabilities as of January 28, 2006 and January 29, 2005 totaled $18,354,000 and $45,374,000, respectively, representing approximately 1.5% and 3.7% of liabilities, respectively.

RECENT ACCOUNTING STANDARDS

     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133 , “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the guidance in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS 133. SFAS 155 amends SFAS No. 140, “ Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued after the beginning of our fiscal year 2007. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. The Company will adopt the provisions of SFAS 154 as applicable beginning in fiscal 2006.

     In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of SFAS 143, “Asset Retirement Obligations”. FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 on January 28, 2006. For the Company, this interpretation only applied to legal obligations associated with surrendering its leased properties. These obligations were previously omitted from the Company’s SFAS 143 analysis due to their uncertain timing. The impact of adopting FIN 47 was the recognition of net additional leasehold improvement assets amounting to $470,000, an asset retirement obligation of $3,652,000 and a charge of $3,182,000 ($2,021,000, net of tax), which was included in Cumulative Effect of Change in Accounting Principle in the accompanying consolidated statement of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and subsequently issued stock option related guidance. This statement (SFAS 123(R))establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS 123(R) also amended FAS No. 95, “Statement of Cash Flows” to require the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash inflows rather than as a reduction in income taxes paid, which is included within operating cash flows.

     SFAS 123(R) requires the fair value of stock based compensation to be calculated using a valuation model (such as the Black-Scholes or binomial-lattice models). Consistent with the Company’s historical practice of measuring the fair value of stock-based compensation for its pro forma disclosures, the Company will utilize the Black-Scholes model to determine the fair value of its stock-based compensation awards in the future. The statement allows companies the option of adopting its provisions using a modified-prospective approach or a modified-retrospective approach. The Company will utilize the modified-prospective approach. Under this approach, the Company must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. The statement also permits the use of either the straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The Company will use the straight-line method for amortization.

     The Company was initially required to apply SFAS 123(R) to all awards granted, modified or settled as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the United States Securities and Exchange Commission (the “SEC”) issued a press release that postponed the application of SFAS 123(R) to no later than the beginning of the first fiscal year beginning after June 15, 2005. For the Company, this is the fiscal year beginning January 29, 2006. While the impact of adoption of SFAS 123(R) will depend on levels of share-based compensation granted in the future and the fair value assigned thereto, it is likely to approximate the pro forma compensation expense reported under SFAS 123 as described in the Company’s disclosure of pro forma net earnings and earnings per share in note 1 of Item 8.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not utilize financial instruments for trading purposes, and does not hold any derivative financial instruments that could expose the Company to significant market risk. The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement, changes in the lenders’ LIBOR could affect the rates at which the Company could borrow funds thereunder. At January 28, 2006, the Company had outstanding borrowings of $66,137,000 against these credit facilities. Additionally, the Company has a $200,000,000 senior secured term loan facility that bears interest at LIBOR plus 3.0%, and $123,970,000 of real estate operating leases and $20,507,000 of equipment operating leases which have lease payments that vary based on changes in LIBOR.

     The table below summarizes the fair value and contract terms of fixed rate debt instruments held by the Company at January 28, 2006:

		Average
		Interest
(dollar amounts in thousands)	Amount	Rate
Fair value at January 28, 2006	$315,039
Expected maturities:
2006	$—	—%
2007	119,215	4.25
2008	—	—
2009	—	—
2010	—	—
Thereafter	200,000	7.50
	$319,215

     At January 29, 2005, the Company had outstanding $502,659,000 of fixed rate notes with an aggregate fair market value of $512,170,000.

     On June 3, 2003, the Company entered into an interest rate swap for a notional amount of $130,000,000. The Company has designated the swap as a cash flow hedge of the Company’s real estate operating lease payments. The interest rate swap converts the variable LIBOR portion of these lease payments to a fixed rate of 2.90% and terminates on July 1, 2008. If the critical terms of the interest rate swap or the hedge item do not change, the interest rate swap will be considered to be highly effective with all changes in fair value included in other comprehensive income. The fair value of the interest rate swap was $5,790,000 and $3,721,000 ($3,660,000 and $2,351,000, net of tax) as of January 28, 2006 and January 29, 2005, respectively, and these increases in value reduced our accumulated other comprehensive loss on the consolidated balance sheets.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pep Boys—Manny, Moe & Jack

We have audited the accompanying consolidated balance sheets of The Pep Boys—Manny, Moe & Jack and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pep Boys—Manny, Moe & Jack and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, as of January 28, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 11, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 11, 2006

CONSOLIDATED BALANCE SHEETS	The Pep Boys—Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except share data)

	January 28,	January 29,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$48,281	$82,758
Accounts receivable, less allowance for uncollectible accounts of $1,188 and $1,030	36,434	30,994
Merchandise inventories	616,292	602,760
Prepaid expenses	40,952	45,349
Other	85,446	96,065
Assets held for disposal	652	665
Total Current Assets	828,057	858,591
Property and Equipment—at cost:
Land	257,802	261,985
Buildings and improvements	916,580	916,099
Furniture, fixtures and equipment	671,189	633,098
Construction in progress	15,858	40,426
	1,861,429	1,851,608
Less accumulated depreciation and amortization	914,040	906,577
Total Property and Equipment—Net	947,389	945,031
Other	46,307	63,401
Total Assets	$1,821,753	$1,867,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$261,940	$310,981
Trade payable program liability	11,156	-
Accrued expenses	290,761	306,671
Deferred income taxes	15,417	19,406
Current maturities of long-term debt and obligations under capital lease	1,257	40,882
Total Current Liabilities	580,531	677,940
Long-term debt and obligations under capital leases, less current maturities	467,239	352,682
Convertible long-term debt	119,000	119,000
Other long-term liabilities	57,481	37,977
Deferred income taxes	2,937	25,968

Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $1 per share: Authorized 500,000,000 shares; Issued
68,557,041 shares	68,557	68,557
Additional paid-in capital	288,098	284,966
Retained earnings	481,926	536,780
Accumulated other comprehensive loss	(3,565)	(4,852)
Less cost of shares in treasury—12,152,968 shares and 11,305,130 shares	181,187	172,731
Less cost of shares in benefits trust—2,195,270 shares	59,264	59,264
Total Stockholders’ Equity	594,565	653,456
Total Liabilities and Stockholders’ Equity	$1,821,753	$1,867,023

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS	The Pep Boys—Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except share data)

	January 28,	January 29,	January 31,
Year ended	2006	2005	2004
Merchandise Sales	$1,852,067	$1,860,628	$1,726,010
Service Revenue	383,159	409,346	405,309
Total Revenues	2,235,226	2,269,974	2,131,319
Costs of Merchandise Sales	1,371,195	1,331,728	1,240,803
Costs of Service Revenue	352,713	316,652	310,650
Total Costs of Revenues	1,723,908	1,648,380	1,551,453
Gross Profit from Merchandise Sales	480,872	528,900	485,207
Gross Profit from Service Revenue	30,446	92,694	94,659
Total Gross Profit	511,318	621,594	579,866
Selling, General and Administrative Expenses	522,501	546,808	569,288
Operating (Loss) Profit	(11,183)	74,786	10,578
Non-operating Income	3,897	1,824	3,340
Interest Expense	49,040	35,965	38,255
(Loss) Earnings from Continuing Operations Before Income Taxes and
Cumulative Effect of Change in Accounting Principle	(56,326)	40,645	(24,337)
Income Tax (Benefit) Expense	(20,553)	15,190	(8,954)
Net (Loss) Earnings from Continuing Operations Before Cumulative
Effect of Change in Accounting Principle	(35,773)	25,455	(15,383)
Earnings (Loss) from Discontinued Operations, Net of Tax of $153,
$(1,120) and $(9,272)	266	(1,876)	(16,027)
Cumulative Effect of Change in Accounting Principle, Net of Tax of
$(1,161), $0, and $(1,459)	(2,021)	-	(2,484)
Net (Loss) Earnings	$(37,528)	$23,579	$(33,894)
Basic (Loss) Earnings per Share:
Net (Loss) Earnings from Continuing Operations Before Cumulative
Effect of Change in Accounting Principle	$(0.65)	$0.45	$(0.29)
Earnings (Loss) from Discontinued Operations, Net of Tax	-	(0.03)	(0.31)
Cumulative Effect of Change in Accounting Principle, Net of Tax	(0.04)	—	(0.05)
Basic (Loss) Earnings per Share	$(0.69)	$0.42	$(0.65)
Diluted (Loss) Earnings per Share:
Net (Loss) Earnings from Continuing Operations Before Cumulative
Effect of Change in Accounting Principle	$(0.65)	$0.44	$(0.29)
Earnings (Loss) from Discontinued Operations, Net of Tax	-	(0.03)	(0.31)
Cumulative Effect of Change in Accounting Principle, Net of Tax	(0.04)	—	(0.05)
Diluted (Loss) Earnings per Share	$(0.69)	$0.41	$(0.65)

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY	The Pep Boys—Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except share data)

							Accumulated
			Additional				Other		Total
	Common Stock		Paid-in-	Retained	Treasury Stock		Comprehensive	Benefits	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Trust	Equity

Balance, February 1, 2003	63,910,577	$63,911	$177,244	$586,735	(10,070,729)	$(162,595)	$(151)	$(59,264)	$605,880
Comprehensive Loss:

Net loss				(33,894)
Minimum pension liability
adjustment, net of tax							(1,253)
Fair market value adjustment
on derivatives, net of tax							1,389

Total Comprehensive Loss									(33,758)
Cash dividends ($.27 per
share)				(14,089)					(14,089)
Effect of stock options and
related tax benefits			(39)	(6,499)	1,054,250	17,021			10,483

Dividend reinvestment plan			112	(320)	88,320	1,426			1,218
Balance, January 31, 2004	63,910,577	63,911	177,317	531,933	(8,928,159)	(144,148)	(15)	(59,264)	569,734
Comprehensive Income:

Net income				23,579
Minimum pension liability
adjustment, net of tax							(5,799)
Fair market value adjustment
on derivatives, net of tax							962
Total Comprehensive Income									18,742

Issuance of Common Stock	4,646,464	4,646	104,208						108,854
Cash dividends ($.27 per
share)				(15,676)					(15,676)
Effect of stock options and
related tax benefits			2,064	(2,984)	638,210	10,137			9,217
Stock compensation expense			1,184						1,184
Repurchase of Common Stock					(3,077,000)	(39,718)			(39,718)
Dividend reinvestment plan			193	(72)	61,819	998			1,119

Balance, January 29, 2005	68,557,041	68,557	284,966	536,780	(11,305,130)	(172,731)	(4,852)	(59,264)	653,456

Comprehensive Loss:

Net loss				(37,528)
Minimum pension liability
adjustment, net of tax							(22)
Fair market value adjustment
on derivatives, net of tax							1,309

Total Comprehensive Loss									(36,241)
Cash dividends ($.27 per
share)				(14,686)					(14,686)
Effect of stock options and
related tax benefits			1,719	(2,520)	338,856	5,592			4,791

Effect of restricted stock unit conversions			(636)		28,981	433			(203)
Stock compensation expense			2,049						2,049
Repurchase of Common Stock					(1,282,600)	(15,562)			(15,562)

Dividend reinvestment plan				(120)	66,925	1,081			961
Balance, January 28, 2006	68,557,041	$68,557	$288,098	$481,926	(12,152,968)	$(181,187)	$(3,565)	$(59,264)	$594,565

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS	The Pep Boys—Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands)

	Year ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(37,528)	$23,579	$(33,894)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash (Used in)
Provided by Continuing Operations:
Net (earnings) loss from discontinued operations	(266)	1,876	16,027
Depreciation and amortization	79,887	76,620	78,275
Cumulative effect of change in accounting principle, net of tax	2,021	—	2,484
Accretion of asset disposal obligation	109	135	163
Stock compensation expense	2,049	1,184	—
Deferred income taxes	(27,792)	26,183	(1,402)
Deferred gain on sale leaseback	—	(130)	(425)
Reduction in asset retirement liability	(1,815)	—	—
(Gain) loss from sales of assets	(4,826)	(11,848)	61
Loss on impairment of assets	4,200	—	14,535
Increase in cash surrender value of life insurance policies	(3,389)	(3,540)	(478)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other	15,166	(17,206)	(30,827)
Increase in merchandise inventories	(13,532)	(49,198)	(64,680)
(Decrease) increase in accounts payable	(49,041)	(24,387)	142,531
(Decrease) increase in accrued expenses	(18,864)	27,221	25,765
Increase (decrease) in other long-term liabilities	16,760	(1,272)	1,726
Net Cash (Used in) Provided by Continuing Operations	(36,861)	49,217	149,861
Net Cash (Used in) Provided by Discontinued Operations	(1,526)	(3,766)	2,686
Net Cash (Used in) Provided by Operating Activities	(38,387)	45,451	152,547

Cash Flows from Investing Activities:
Cash paid for property and equipment	(85,945)	(88,068)	(41,847)
Proceeds from sales of assets	4,043	18,021	3,316
Proceeds from sales of assets held for disposal	6,913	—	—
Proceeds from life insurance policies	24,655	—	—
Premiums paid on life insurance policies	(605)	(1,778)	(1,892)
Net cash used in continuing operations	(50,939)	(71,825)	(40,423)
Net cash provided by discontinued operations	916	13,327	13,214
Net Cash Used in Investing Activities	(50,023)	(58,498)	(27,209)

Cash Flows from Financing Activities:
Net borrowings (payments) under line of credit agreements	57,985	8,102	(497)
Net borrowings (payments) on trade payable program liability	11,156	(7,216)	—
Payments for finance issuance costs	(5,150)	(5,500)	(2,356)
Proceeds from issuance of notes	200,000	200,000	—
Reduction of long-term debt	(183,459)	(189,991)	(101,183)
Reduction of convertible debt	—	(31,000)	—
Payments on capital lease obligations	(383)	(1,040)	(700)
Dividends paid	(14,686)	(15,676)	(14,089)
Repurchase of common stock	(15,562)	(39,718)	—
Proceeds from issuance of common stock	—	108,854	—
Proceeds from exercise of stock options	3,071	6,887	10,483
Proceeds from dividend reinvestment plan	961	1,119	1,218
Net Cash Provided by (Used in) Financing Activities	53,933	34,821	(107,124)
Net (Decrease) Increase in Cash	(34,477)	21,774	18,214
Cash and Cash Equivalents at Beginning of Year	82,758	60,984	42,770
Cash and Cash Equivalents at End of Year	$48,281	$82,758	$60,984

Cash paid for interest, net of amounts capitalized	$50,602	$30,019	$35,048
Cash received from income tax refunds	$10,097	$23,290	$—
Cash paid for income taxes	$1,770	$48,732	$6,553

Supplemental Disclosure of Cash Flow Information:
Non-cash investing activities:
Changes in accrued purchases of property and equipment	$6,138	$15,698	$1,415
Write off of equipment and recognition of insurance receivable	$345	$—	$—
Non-cash financing activities:
Equipment capital leases	$789	$1,413	$—

See notes to the consolidated financial statements

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS The Pep Boys-Manny, Moe & Jack and subsidiaries (the “Company”) is engaged principally in the retail sale of automotive parts and accessories, automotive maintenance and service and the installation of parts through a chain of stores. The Company currently operates stores in 36 states and Puerto Rico.

     FISCAL YEAR END The Company’s fiscal year ends on the Saturday nearest to January 31. Fiscal years 2005, 2004, and 2003 were comprised of 52 weeks.

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

     MERCHANDISE INVENTORIES Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $615,698 and $588,301 as of January 28, 2006 and January 29, 2005, respectively.

     The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when market is lower than recorded costs. The reserves are revised on a quarterly basis against historical data for adequacy. The Company’s reserves against inventory for these matters were $12,822 and $12,676 at January 28, 2006 and January 29, 2005, respectively.

     CASH AND CASH EQUIVALENTS Cash equivalents include all short-term, highly liquid investments with a maturity of three months or less when purchased. All credit and debit card transactions that process in less than seven days are also classified as cash and cash equivalents.

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

     SOFTWARE CAPITALIZATION The Company, in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, capitalizes certain direct development costs associated with internal-use software, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects. These costs are amortized over a period not to exceed five years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

     CAPITALIZED INTEREST Interest on borrowed funds is capitalized in connection with the construction of certain long-term assets. Capitalized interest was immaterial in fiscal years 2005, 2004 and 2003.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

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

     TRADE PAYABLE PROGRAM LIABILITY In the third quarter of fiscal 2004, the Company entered into a vendor financing program with an availability of $20,000. Under this secured program, the Company’s factor makes accelerated and discounted payments to its vendors and the Company, in turn, makes its regularly-scheduled full vendor payments to the factor. As of January 28, 2006, there was an outstanding balance of $11,156 under the program.

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

     The Company accounts for vendor support funds in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (EITF 02-16). Rebates and other miscellaneous incentives are earned based on purchases or product sales. These incentives are treated as a reduction of inventories and are recognized as a reduction to cost of sales as the inventories are sold. Certain vendor allowances are used exclusively for promotions and to partially or fully offset certain other direct expenses. These allowances are netted against the appropriate expenses they offset, once the Company determines the allowances are for specific, identifiable incremental expenses.

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

     Components of the reserve for warranty costs for fiscal years ending January 28, 2006 and January 29, 2005, are as follows:

Beginning Balance at January 31, 2004	$614
Additions related to fiscal 2004 sales	7,684
Warranty costs incurred in fiscal 2004	(6,974)
Ending Balance at January 29, 2005	$1,324
Additions related to fiscal 2005 sales	13,429
Warranty costs incurred in fiscal 2005	(13,276)
Ending Balance at January 28, 2006	$1,477

     LEASES The Company’s policy is to amortize leasehold improvements over the lesser of the lease term or the economic life of those assets. Generally, for the stores the lease term is the base lease term and for distribution centers the lease term includes the base lease term plus certain renewal option periods for which renewal is reasonably assured and for which failure to exercise the renewal option would result in an economic penalty. The calculation for straight-line rent expense is based on the same lease term with consideration for step rent provisions, escalation clauses, rent holidays and other lease concessions. The Company expenses rent during the construction or build-out phase of the lease.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

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

     PENSION EXPENSE The Company reports all information on its pension and savings plan benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS 132R).

     INCOME TAXES The Company uses the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred income taxes are determined based upon enacted tax laws and rates applied to the differences between the financial statement and tax bases of assets and liabilities.

     ADVERTISING The Company expenses the production costs of advertising the first time the advertising takes place. Gross advertising expense for 2005, 2004, and 2003 was $85,809, $73,996 and $61,714, respectively. No advertising costs were recorded as assets as of January 28, 2006 or January 29, 2005.

     The Company receives funds from vendors in the normal course of business for a variety of reasons, including cooperative advertising. Contracts for cooperative advertising typically have durations of one year. There were 168 and 244 vendors participating in such contracts at January 28, 2006 and January 29, 2005, respectively. The Company’s level of advertising expense would not be impacted in the absence of these contracts.

     Certain cooperative advertising reimbursements are netted against specific, incremental, identifiable costs incurred in connection with the selling of the vendor’s product. Cooperative advertising reimbursements of $35,702, and $36,579 and $42,000 for fiscal years 2005, 2004 and 2003, respectively, were recorded as a reduction of advertising expense with the net amount included in selling, general and administrative expenses in the consolidated statement of operations. Any excess reimbursements over these costs are characterized as a reduction of inventory and are recognized as a reduction of cost of sales as the inventories are sold, in accordance with EITF 02-16. The amount of excess reimbursements recognized as a reduction of costs of sales were $53,753 and $48,950 and $18,634 for fiscal years 2005, 2004 and 2003, respectively. The balance of excess reimbursements remaining in inventory was immaterial at January 28, 2006 and January 29, 2005.

     The Company restructured substantially all of its vendor agreements in the fourth quarter of 2005. The new vendor agreements provide flexibility in how the Company can use vendor support funds, and eliminate the administrative burden associated with tracking the application of such funds. Therefore, going forward all vendor support funds will be treated as a reduction of inventories and be recognized as a reduction to cost of sales as inventories are subsequently sold.

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

     In the fourth quarter of fiscal 2005, the Company recorded in selling, general and administrative expenses an impairment charge of $4,200 reflecting the remaining value of a commercial sales software asset.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

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

     ACCOUNTING FOR STOCK-BASED COMPENSATION At January 28, 2006, the Company has three stock-based employee compensation plans, which are described in full in Note 12, “Equity Compensation Plans.” The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. No employee compensation cost is reflected in net earnings (loss), as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     In the first quarter of fiscal 2004, the Company began to issue restricted stock unit awards (RSU's) to certain employees. The employee compensation cost was $2,049 and $1,184 for the years ended January 28, 2006 and January 29, 2005, respectively, and is reflected in net earnings (loss) based on the stock value on the grant date over the vesting period.

     The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

		Year ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Net (loss) earnings:
As reported	$(37,528)	$23,579	$(33,894)
Add: Stock-based compensation for RSU’s, net of tax	1,301	741	—
Less: Total stock-based compensation expense determined under fair value-based
method, net of tax	(3,121)	(2,858)	(2,839)
Pro forma	$(39,348)	$21,462	$(36,733)
Net earnings (loss) per share:
Basic:
As reported	$(0.69)	$0.42	$(0.65)
Pro forma	$(0.72)	$0.38	$(0.70)
Diluted:
As reported	$(0.69)	$0.41	$(0.65)
Pro forma	$(0.72)	$0.38	$(0.70)

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

     The fair value of each option granted during fiscal years 2005, 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

		Year ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Dividend yield	1.77%	1.67%	1.57%
Expected volatility	41%	41%	41%
Risk-free interest rate range:
High	4.6%	4.8%	4.6%
Low	3.5%	2.0%	1.5%
Ranges of expected lives in years	3-8	3-8	4-8

     COMPREHENSIVE LOSS Comprehensive loss is reported in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Other comprehensive loss includes minimum pension liability and fair market value of cash flow hedge.

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

     SEGMENT INFORMATION The Company reports segment information in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company operates in one industry, the automotive aftermarket. In accordance with SFAS No. 131, the Company aggregates all of its stores and reports one operating segment. Sales by major product categories are as follows:

	Jan. 28,	Jan. 29,	Jan. 31,
Year ended	2006	2005	2004
Parts and Accessories	$1,548,206	$1,537,382	$1,390,082
Tires	303,861	323,246	335,928
Total Merchandise Sales	1,852,067	1,860,628	1,726,010
Service	383,159	409,346	405,309
Total Revenues	$2,235,226	$2,269,974	$2,131,319

The Company’s product lines include: tires (not stocked at PEP BOYS EXPRESS stores); batteries; new and remanufactured parts for domestic and import vehicles; chemicals and maintenance items; fashion, electronic, and performance accessories; personal transportation merchandise; and select non-automotive merchandise that appeals to automotive “DIY” customers, such as generators, power tools and canopies. Service consists of the labor charge for installing merchandise or maintaining or repairing vehicles.

RECENT ACCOUNTING STANDARDS

     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133 , “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the guidance in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS 133. SFAS 155 amends SFAS No. 140, “ Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued after the beginning of our fiscal year 2007. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company will adopt the provisions of SFAS 154 as applicable beginning in fiscal 2006.

     In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of SFAS 143, “Asset Retirement Obligations”. FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 on January 28, 2006. For the Company, this interpretation only applied to legal obligations associated with surrendering its leased properties. These obligations were previously omitted from the Company’s SFAS 143 analysis due to their uncertain timing. The impact of adopting FIN 47 was the recognition of net additional leasehold improvement assets amounting to $470,000, an asset retirement obligation of $3,652,000 and a charge of $3,182,000 ($2,021,000, net of tax), which was included in Cumulative Effect of Change in Accounting Principle in the accompanying consolidated statement of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and subsequently issued stock option related guidance. This statement (SFAS 123(R))establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS 123(R) also amended FAS No. 95, “Statement of Cash Flows” to require the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash inflows rather than as a reduction in income taxes paid, which is included within operating cash flows.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

     SFAS 123(R) requires the fair value of stock based compensation to be calculated using a valuation model (such as the Black-Scholes or binomial-lattice models). Consistent with the Company’s historical practice of measuring the fair value of stock-based compensation for its pro forma disclosures, the Company will utilize the Black-Scholes model to determine the fair value of its stock-based compensation awards in the future. The statement allows companies the option of adopting its provisions using a modified-prospective approach or a modified-retrospective approach. The Company will utilize the modified-prospective approach. Under this approach, the Company must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. The statement also permits the use of either the straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The Company will use the straight-line method for amortization.

     The Company was initially required to apply SFAS 123(R) to all awards granted, modified or settled as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the United States Securities and Exchange Commission (the “SEC”) issued a press release that postponed the application of SFAS 123(R) to no later than the beginning of the first fiscal year beginning after June 15, 2005. For the Company, this is the fiscal year beginning January 29, 2006. While the impact of adoption of SFAS 123(R) will depend on levels of share-based compensation granted in the future and the fair value assigned thereto, the future impact is likely to approximate the pro forma compensation expense reported under SFAS 123 as described in the Company’s disclosure of pro forma net earnings and earnings per share in the Accounting For Stock Based Compensation section of this note.

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

RECLASSIFICATIONS Certain reclassifications have been made to the prior years’ consolidated financial statements to provide comparability with the current year’s presentation- see note 8. In 2005, the Company has separately disclosed the investing portion of the cash flows attributable to its discontinued operations, which in prior periods was combined with the investing portion of the cash flows attributable to its continuing operations.

NOTE 2—DEBT AND FINANCING ARRANGEMENTS

LONG-TERM DEBT

	January 28,	January 29,
	2006	2005
Medium-Term Notes, 6.7% to 6.9%, due March 2004 through March 2006	$—	$43,000
7.0% Senior Notes, due June 2005	—	40,444
6.92% Term Enhanced ReMarketable Securities, due July 2006	—	100,000
7.50% Senior Subordinated Notes, due December 2014	200,000	200,000
Senior Secured Term Loan, due January 2011	200,000	—
Medium-Term Notes, 6.4% to 6.52%, due July 2007 through September 2007	215	215
Other notes payable, 4.9% to 8.0%	1,315	1,331
Capital lease obligations, payable through July 2005	829	422
Line of credit agreement, through December 2009	66,137	8,152
	468,496	393,564
Less current maturities	1,257	40,882
Total Long-Term Debt	$467,239	$352,682

     On January 27, 2006 the Company entered into a $200,000 Senior Secured Term Loan facility due January 27, 2011 (March 1, 2007 if the Company’s $119,000 Convertible Senior Notes have not been converted, repurchased or refinanced prior to March 1, 2007- the Company anticipates refinancing the 4.25% Convertible Senior Notes prior to March 1, 2007). This facility is secured by the real property and improvements associated with 154 of the Company’s stores. Interest at the rate of LIBOR plus 3.0% on this facility is payable by the Company starting in February 2006. Proceeds from this facility were used to satisfy and discharge the Company’s outstanding $43,000 6.88% Medium Term Notes due March 6, 2006 and $100,000 6.92% Term Enhanced Remarketable Securities (TERMS) due July 7, 2016 and to reduce borrowings under the Company’s line of credit by approximately $39,000.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

     In the second quarter of fiscal 2005, the Company reclassified $100,000 aggregate principal amount of the TERMS to current liabilities on the consolidated balance sheet. The TERMS were retired on January 27, 2006 with cash from the Company’s $200,000 Senior Secured Term Loan facility. In retiring the TERMS, the Company was obligated to purchase a call option, which, if exercised, would have allowed the securities to be remarketed through a maturity date of July 7, 2016. The $8,100 redemption price of the call option was based upon the then present value of the remaining payments on the TERMS through July 17, 2016, at 5.45%, discounted at the 10 year Treasury rate. Additionally, the Company prepaid $1,296 in interest through the original maturity date of July 17, 2006.

     Upon maturity on June 1, 2005, the Company retired the remaining $40,444 aggregate principal amount of its 7.0% Senior Notes with cash from operations and its existing line of credit. In December 2004, the Company repurchased, through a tender offer, $59,556 of these notes. In the second quarter of fiscal 2004, the Company reclassified the $100,000 aggregate principal amount of these notes then outstanding to current liabilities on the balance sheet.

     In the first quarter of fiscal 2005 the Company reclassified, to current liabilities on its consolidated balance sheet, $43,000 aggregate principal amount of 6.88% Medium-Term Notes with a stated maturity date of March 6, 2006. These notes were retired in January 2006 with cash from the Company’s $200,000 Senior Secured Term Loan facility. Additionally, the Company prepaid $342 in interest through the original maturity date.

     On December 14, 2004, the Company issued $200,000 aggregate principal amount of 7.5% Senior Subordinated Notes due December 15, 2014.

     On December 2, 2004, the Company further amended its amended and restated line of credit agreement. The amendment increased the amount available for borrowings to $357,500, with an ability, upon satisfaction of certain conditions, to increase such amount to $400,000. The amendment also reduced the interest rate under the agreement to the London Interbank Offered Rate (LIBOR) plus 1.75% (after June 1, 2005, the rate decreased to LIBOR plus 1.50%, subject to 0.25% incremental increases as excess availability falls below $50,000). The amendment also provided the flexibility, upon satisfaction of certain conditions, to release up to $99,000 of reserves currently required as of December 2, 2004 under the line of credit agreement to support certain operating leases. This reserve was reduced to $76,401 on December 2, 2004. Finally, the amendment extended the term of the agreement through December 2009. The weighted average interest rate on borrowings under the line of credit agreement was 6.2% and 4.1% at January 28, 2006 and January 29, 2005, respectively.

     In the third quarter of fiscal 2004, the Company entered into a vendor financing program with an availability of $20,000. Under this program, the Company’s factor makes accelerated and discounted payments to its vendors and the Company, in turn, makes its regularly scheduled full vendor payments to the factor. As of January 28, 2006 the Company had an outstanding balance of $11,156 under these arrangements, classified as trade payable program liability in the consolidated balance sheet.

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

     The other notes payable have a principal balance of $1,315 and $1,331 and a weighted average interest rate of 5.1% and 4.8% at January 28, 2006 and January 29, 2005, respectively, and mature at various times through August 2016. Certain of these notes are collateralized by land and buildings with an aggregate carrying value of approximately $6,744 and $6,766 at January 28, 2006 and January 29, 2005, respectively.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

CONVERTIBLE DEBT

	January 28,	January 29,
	2006	2005
4.25% Senior convertible notes, due June 2007	$119,000	$119,000
Less current maturities	—	—
Total Long-Term Convertible Debt	$119,000	$119,000

     On May 21, 2002, the Company issued $150,000 aggregate principal amount of 4.25% Convertible Senior Notes due June 1, 2007. The notes may be converted into shares of Pep Boys common stock at 44.6484 shares per each $1 principal amount of notes, equivalent to a conversion price of approximately $22.40 per share. In January 2005, the Company repurchased, in private transactions, $31,000 aggregate principal amount of these notes.

     Several of the Company’s debt agreements require the maintenance of certain financial ratios and compliance with covenants. The most restrictive of these covenants, an EBITDA restriction, is triggered if the Company’s availability under its line of credit agreement drops below $50,000. As of January 28, 2006 the Company had an availability of approximately $166,000 under its line of credit, and was in compliance with all covenants contained in its debt agreements.

     The annual maturities of all long-term debt and capital lease commitments for the next five fiscal years are:

	Long-Term	Capital
Year	Debt	Leases	Total
2006	$2,548	$209	$2,757
2007	121,235	243	121,478
2008	2,021	223	2,244
2009	68,160	154	68,314
2010(1)	192,525	—	192,525
Thereafter	200,178	—	200,178
Total	$586,667	$829	$587,496

(1)

Total includes $200,000,000 Senior Secured Term Loan due January 11, 2011. Such maturity accelerates to March 1, 2007 if the Company’s $119,000,000 Convertible Senior Notes have not been converted, repurchased or refinanced prior to March 1, 2007. At January 28, 2006, the Company has both the ability and intent to retire the $119,000,000 Convertible Senior Notes prior to March 1, 2007.

     The Company has letter of credit arrangements in connection with its risk management and import merchandising programs. The Company was contingently liable for $1,015 and $960 in outstanding import letters of credit and $41,218 and $35,493 in outstanding standby letters of credit as of January 28, 2006 and January 29, 2005, respectively. The Company was also contingently liable for surety bonds in the amount of approximately $13,021 and $4,442 at January 28, 2006 and January 29, 2005, respectively.

NOTE 3—ACCRUED EXPENSES

     The Company’s accrued expenses as of January 28, 2006 and January 29, 2005, were as follows:

	January 28,	January 29,
	2006	2005
Casualty and medical risk insurance	$178,498	$164,065
Accrued compensation and related taxes	44,565	45,899
Other	67,698	96,707
Total	$290,761	$306,671

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

NOTE 4—OTHER CURRENT ASSETS

The Company’s other current assets as of January 28, 2006 and January 29, 2005, were as follows:

	January 28,	January 29,
	2006	2005
Reinsurance premiums receivable	$82,629	$80,397
Income taxes receivable	2,694	15,404
Other	123	264
Total	$85,446	$96,065

NOTE 5—LEASE AND OTHER COMMITMENTS

     On October 18, 2004, the Company entered into a Master Lease agreement providing for the lease of up to $35,000 of new point-of-sale hardware for the Company’s stores at an interest rate of LIBOR plus 2.25%. This Master Lease is reflected in the Company’s consolidated financial statements as an operating lease. The Company has evaluated this transaction in accordance with the guidance of FIN 46R and has determined that it is not required to consolidate the leasing entity. The Company has an outstanding balance of approximately $20,507 on this operating lease facility as of January 28, 2006. The lease includes a residual value guarantee with a maximum value of approximately $172. The Company expects the fair market value of the leased equipment to substantially reduce or eliminate the Company’s payment under the residual guarantee at the end of the lease term.

     In accordance with FIN 45, the Company has recorded a liability for the fair value of the guarantee related to this operating lease. As of January 28, 2006 and January 29, 2005, the current value of this liability was $105 and $90, respectively, which is recorded in other long-term liabilities on the consolidated balance sheets.

     On August 1, 2003, the Company refinanced $132,000 in operating leases. These leases, which expire on August 1, 2008, have lease payments with an effective rate of LIBOR plus 2.06%. The Company has evaluated this transaction in accordance with the original guidance of FIN 46 and has determined that it is not required to consolidate the leasing entity. As of January 28, 2006 there was an outstanding balance of $123,970 under the leases. The leases include a residual value guarantee with a maximum value of approximately $105,000. The Company expects the fair market value of the leased real estate to substantially reduce or eliminate the Company’s payment under the residual guarantee at the end of the lease term.

     In accordance with FIN 45, the Company has recorded a liability for the fair value of the guarantee related to this operating lease. As of January 28, 2006 and January 29, 2005, the current value of this liability was $2,493 and $3,491, respectively, which is recorded in other long-term liabilities on the consolidated balance sheets.

     The Company leases certain property and equipment under operating leases and capital leases, which contain renewal and escalation clauses, step rent provisions, capital improvements funding and other lease concessions. These provisions are considered in the Company’s calculation of the Company’s minimum lease payments, which are recognized as expense on a straight-line basis over the applicable lease term. In accordance with SFAS No. 13, as amended by SFAS No. 29, any lease payments that are based upon an existing index or rate are included in the Company’s minimum lease payment calculations. Future minimum rental payments for noncancelable operating leases and capital leases in effect as of January 28, 2006 are shown in the table below. All amounts are exclusive of lease obligations and sublease rentals applicable to stores for which reserves, in conjunction with the restructuring, have previously been established.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

     The aggregate minimum rental payments for such leases having initial terms of more than one year are approximately:

	Operating	Capital
Year	Leases	Leases
2006	$61,930	$317
2007	60,114	259
2008	56,835	230
2009	46,925	144
2010	40,369	—
Thereafter	236,843	—
Aggregate minimum lease payments	$503,016	$950
Less: interest on capital leases		(121)
Present Value of Net Minimum Lease Payments		$829

     Rental expenses incurred for operating leases in fiscal years 2005, 2004 and 2003 were $67,601, $60,941 and $63,806, respectively.

     In October 2001, the Company entered into a contractual commitment to purchase media advertising services with equal annual purchase requirements totaling $39,773 over four years. During the second quarter of fiscal 2004, it was determined that the Company would be unable to meet its obligation for the 2004 contract year, which ended on November 30, 2004. As a result, the Company recorded a $1,579 charge to selling, general and administrative expenses in the quarter ending July 31, 2004 related to the anticipated shortfall in this purchase commitment. The Company has satisfied all purchase requirements under this contract at January 28, 2006.

NOTE 6—STOCKHOLDERS’ EQUITY

     SHARE REPURCHASE—TREASURY STOCK In the third quarter of fiscal 2004, the Company announced a share repurchase program for up to $100,000 of the Company’s shares. The Company repurchased approximately 1,283,000 shares during fiscal 2005 for approximately $15,523, net of expenses. The repurchase program was extended through September 8, 2006. As of January 28, 2006, the Company had repurchased a total of 4,359,600 shares at an average cost of $12.68 per share ($55,280).

     All of these repurchased shares were placed into the Company’s treasury. A portion of the treasury shares will be used by the Company to provide benefits to employees under its compensation plans and in conjunction with the Company’s dividend reinvestment program. As of January 28, 2006, the Company has reflected 12,152,968 shares of its common stock at a cost of $181,187 as “cost of shares in treasury” on the Company’s consolidated balance sheet.

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

     BENEFITS TRUST On April 29, 1994, the Company established a flexible employee benefits trust with the intention of purchasing up to $75,000 worth of the Company’s common shares. The repurchased shares will be held in the trust and will be used to fund the Company’s existing benefit plan obligations including healthcare programs, savings and retirement plans and other benefit obligations. The trust will allocate or sell the repurchased shares through 2023 to fund these benefit programs. As shares are released from the trust, the Company will charge or credit additional paid-in capital for the difference between the fair value of shares released and the original cost of the shares to the trust. For financial reporting purposes, the trust is consolidated with the accounts of the Company. All dividend and interest transactions between the trust and the Company are eliminated. In connection with the Dutch Auction self-tender offer, 37,230 shares were tendered at a price of $16.00 per share in fiscal 1999. At January 28, 2006, the Company has reflected 2,195,270 shares of its common stock at a cost of $59,264 as “cost of shares in benefits trust” on the Company’s consolidated balance sheet.

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

     Reserve Summary

     The following chart details the reserve balances through January 28, 2006. The reserve includes remaining rent on leases net of sublease income, other contractual obligations associated with leased properties and employee severance.

		Lease	Contractual
	Severance	Expenses	Obligations	Total
Reserve balance at Jan. 31, 2004	$373	$2,368	$463	$3,204
Provision for present value of liabilities		160	256	416
Changes in assumptions about future sublease income, lease
termination, contractual obligations and severance	(158)	82	-	(76)
Cash payments	(215)	(855)	(578)	(1,648)
Reserve balance at Jan. 29, 2005	$-	$1,755	$141	$1,896
Provision for present value of liabilities		119	-	119
Changes in assumptions about future sublease income, lease
termination, contractual obligations and severance		(1,011)	73	(938)
Cash payments		(675)	(105)	(780)
Reserve balance at Jan. 28, 2006	$-	$188	$109	$297

NOTE 8—STORE CLOSURES AND SALES

Discontinued Operations

     In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), our discontinued operations continue to reflect the ongoing costs for the stores remaining from the 33 stores closed on July 31, 2003 as part of our corporate restructuring (see Note 7). Additionally, during the quarter ended October 29, 2005 the Company reclassified into discontinued operations the revenues and costs associated with another store in accordance with SFAS 144.

Below is a summary of these stores’ operations for the fifty-two weeks ended January 28, 2006 and January 29, 2005:

	Fifty-two weeks ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Revenues in discontinued operations:
Merchandise Sales	$2,342	$2,386	$32,161
Service Revenue	462	536	8,513
Total revenues, discontinued operations	$2,804	$2,922	40,674

Earnings (loss) from discontinued operations before income taxes	$419	$(2,996)	(25,299)

     Additionally, the Company has classified certain assets as assets held for disposal on its consolidated balance sheets. As of January 28, 2006 and January 29, 2005, these reclassifications were as follows:

	January 28,	January 29,
	2006	2005
Land	$120	$543
Building and improvements	532	122
	$652	$665

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

Sales of Stores in Discontinued Operations

     During fiscal 2005, the Company sold a closed store for proceeds of $931 resulting in a pre-tax gain of $341, which was recorded in discontinued operations on the consolidated statement of operations.

     During fiscal 2004, the Company sold assets held for disposal for proceeds of $13,327 resulting in a loss of $91, which was recorded in discontinued operations on the consolidated statement of operations.

Other Store Sales and Transfers

     During the third quarter of 2005, the Company reclassified a store from assets held for use to assets held for disposal in accordance with the provisions of SFAS 144.

     During the second quarter of 2005, the Company sold a closed store classified as an asset held for disposal for proceeds of $6,912 resulting in a pre-tax gain of $5,176, which was recorded in costs of merchandise sales on the consolidated statement of operations in accordance with the provisions of SFAS 144.

     Additionally, during the second quarter of 2005 the Company sold a closed store classified as an asset held for use for proceeds of $659 resulting in a pre-tax loss of $502, which was recorded in costs of merchandise sales on the consolidated statement of operations in accordance with the provisions of SFAS 144.

     During the second quarter of 2005, the Company reclassified a store in assets held for disposal at April 29, 2005 to assets held for use in accordance with the provisions of SFAS 144, as the Company concluded that the sale of the store was no longer expected to occur within one year. This store is valued at its fair value at the date of the subsequent decision to transfer it, which was lower than its carrying amount before it was classified as held for sale, adjusted for depreciation expense that would have been recognized had the asset been continuously classified as held and used. The results of operations of this store are not material for the years ended January 28, 2006 and January 29, 2005, respectively, and therefore have not been reclassified into continuing operations in the consolidated statements of operations.

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION

     On December 14, 2004, the Company issued $200,000 aggregate principal amount of 7.50% Senior Subordinated Notes due December 15, 2014; on May 21, 2002, the Company issued $150,000 aggregate principal amount of 4.25% Convertible Senior Notes due June 1, 2007; and on January 27, 2006 the Company entered into a $200,000 senior secured term loan facility bearing interest of LIBOR plus 3.0% due January 27, 2011 (March 1, 2007 if the Company’s $119,000 Convertible Senior Notes have not been converted, repurchased or refinanced prior to March 1, 2007). All issuances are unsecured and jointly and severally and fully and unconditionally guaranteed by the Company’s wholly-owned direct and indirect operating subsidiaries, The Pep Boys Manny, Moe and Jack of California, Pep Boys - Manny, Moe and Jack of Delaware, Inc. and Pep Boys - Manny, Moe and Jack of Puerto Rico, Inc. PBY Corporation was added as a subsidiary guarantor of both issuances on January 6, 2005.

     The following are consolidating balance sheets of the Company as of January 28, 2006 and January 29, 2005 and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004. The condensed consolidating statements of operations and cash flows for the fiscal year ended January 31, 2004 have been reclassified to show PBY Corporation as a subsidiary guarantor for comparative purposes.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING BALANCE SHEET

			Non-
		Subsidiary	Subsidiary	Consolidation/
As of January 28, 2006	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$12,019	$6,953	$29,309	$—	$48,281
Accounts receivable, net	20,030	16,404	—	—	36,434
Merchandise inventories	209,384	406,908	—	—	616,292
Prepaid expenses	33,765	9,678	19,000	(21,491)	40,952
Other	6,116	8,960	70,370	—	85,446
Assets held for disposal	—	652	—	—	652
Total Current Assets	281,314	449,555	118,679	(21,491)	828,057
Property and Equipment—at cost:
Land	86,805	170,997	—	—	257,802
Buildings and improvements	316,725	599,855	—	—	916,580
Furniture, fixtures and equipment	278,742	392,447	—	—	671,189
Construction in progress	15,261	597	—	—	15,858
	697,533	1,163,896	—	—	1,861,429
Less accumulated depreciation and
amortization	364,793	549,247	—	—	914,040
Total Property and Equipment—Net	332,740	614,649	—	—	947,389
Investment in subsidiaries	1,520,208	1,290,063	—	(2,810,271)	—
Intercompany receivable	—	631,061	84,563	(715,624)	—
Other	42,144	3,723	—	440	46,307
Total Assets	$2,176,406	$2,989,051	$203,242	$(3,546,946)	$1,821,753
LIABILITIES AND STOCKHOLDERS’
EQUITY
Current Liabilities:
Accounts payable	$261,931	$9	$—	$—	$261,940
Trade payable program liability	11,156				11,156
Accrued expenses	45,410	90,428	195,472	(40,549)	290,761
Current deferred taxes	64	21,690	(6,337)	—	15,417
Current maturities of long-term debt and
obligations under capital leases	1,257	—	—	—	1,257
Total Current Liabilities	319,818	112,127	189,135	(40,549)	580,531
Long-term debt and obligations under capital
leases, less current maturities	423,572	43,667	—	—	467,239
Convertible long-term debt, less current
maturities	119,000	—	—	—	119,000
Other long-term liabilities	9,625	28,359	—	19,497	57,481
Intercompany liabilities	716,978	(1,353)	—	(715,625)	—
Deferred income taxes	(7,152)	10,089	—	—	2,937
Stockholders’ Equity:
Common stock	68,557	1,502	100	(1,602)	68,557
Additional paid-in capital	288,098	436,858	3,900	(440,758)	288,098
Retained earnings	481,926	2,357,802	10,107	(2,367,909)	481,926
Accumulated other comprehensive loss	(3,565)	—	—	—	(3,565)
Less:
Cost of shares in treasury	181,187	—	—	—	181,187
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity	594,565	2,796,162	14,107	(2,810,269)	594,565
Total Liabilities and Stockholders’ Equity	$2,176,406	$2,989,051	$203,242	$(3,546,946)	$1,821,753

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING BALANCE SHEET

			Non-
		Subsidiary	Subsidiary	Consolidation/
As of January 29, 2005	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$59,032	$8,474	$15,252	$—	$82,758
Accounts receivable, net	14,150	16,844	—	—	30,994
Merchandise inventories	205,908	396,852	—	—	602,760
Prepaid expenses	28,535	17,450	21,499	(22,135)	45,349
Deferred income taxes	3,140	(28,192)	5,645	19,407	—
Other	19,170	12,097	64,798	—	96,065
Assets held for disposal	—	665	—	—	665
Total Current Assets	329,935	424,190	107,194	(2,728)	858,591
Property and Equipment—at cost:
Land	87,314	174,671	—	—	261,985
Buildings and improvements	315,170	600,929	—	—	916,099
Furniture, fixtures and equipment	296,732	336,366	—	—	633,098
Construction in progress	38,240	2,186	—	—	40,426
	737,456	1,114,152	—	—	1,851,608
Less accumulated depreciation and amortization	390,331	516,246	—	—	906,577
Total Property and Equipment—Net	347,125	597,906	—	—	945,031
Investment in subsidiaries	1,585,211	1,130,247	—	(2,715,458)
Intercompany receivable	—	845,384	85,881	(931,265)	—
Other	59,900	3,501	—	—	63,401
Total Assets	$2,322,171	$3,001,228	$193,075	$(3,649,451)	$1,867,023
LIABILITIES AND STOCKHOLDERS’
EQUITY
Current Liabilities:
Accounts payable	$310,972	$9	$—	$—	$310,981
Trade payable program liability	—	—	—	—	—
Accrued expenses	60,178	90,014	178,614	(22,135)	306,671
Current deferred taxes	—	—	—	19,406	19,406
Current maturities of long-term debt and
obligations under capital leases	40,882	—	—	—	40,882
Total Current Liabilities	412,032	90,023	178,614	(2,729)	677,940
Long-term debt and obligations under capital
leases, less current maturities	347,315	5,367	—	—	352,682
Convertible long-term debt, less current maturities	119,000	—	—	—	119,000
Other long-term liabilities	11,416	26,561	—	—	37,977
Intercompany liabilities	765,068	166,196	—	(931,264)	—
Deferred income taxes	13,884	12,084	—	—	25,968
Stockholders’ Equity:
Common stock	68,557	1,502	100	(1,602)	68,557
Additional paid-in capital	284,966	436,858	3,900	(440,758)	284,966
Retained earnings	536,780	2,262,637	10,461	(2,273,098)	536,780
Accumulated other comprehensive loss	(4,852)	—	—	—	(4,852)
Less:
Cost of shares in treasury	172,731	—	—	—	172,731
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity	653,456	2,700,997	14,461	(2,715,458)	653,456
Total Liabilities and Stockholders’ Equity	$2,322,171	$3,001,228	$193,075	$(3,649,451)	$1,867,023

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
			Non-
		Subsidiary	Subsidiary	Consolidation/
Year ended January 28, 2006	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated
Merchandise Sales	$643,353	$1,208,714	$—	$—	$1,852,067
Service Revenue	132,281	250,878	—	—	383,159
Other Revenue	—	—	29,500	(29,500)	—
Total Revenues	775,634	1,459,592	29,500	(29,500)	2,235,226
Costs of Merchandise Sales	475,640	895,555	—	—	1,371,195
Costs of Service Revenue	120,320	232,393	—	—	352,713
Costs of Other Revenue	—	—	34,188	(34,188)	—
Total Costs of Revenues	595,960	1,127,948	34,188	(34,188)	1,723,908
Gross Profit from Merchandise Sales	167,713	313,159	—	—	480,872
Gross Profit from Service Revenue	11,961	18,485	—	—	30,446
Gross Loss from Other Revenue	—	—	(4,688)	4,688	—
Total Gross Profit (Loss)	179,674	331,644	(4,688)	4,688	511,318
Selling, General and Administrative Expenses	176,812	340,674	327	4,688	522,501
Operating Profit (Loss)	2,862	(9,030)	(5,015)	—	(11,183)
Non-Operating (Expense) Income	(18,682)	92,005	575	(70,001)	3,897
Interest Expense (Income)	88,928	33,987	(3,874)	(70,001)	49,040
(Loss) Earnings from Continuing Operations
Before Income Taxes and Cumulative Effect
of Change in Accounting Principle	(104,748)	48,988	(566)	—	(56,326)
Income Tax (Benefit) Expense	(36,957)	16,616	(212)	—	(20,553)
Equity in Earnings of Subsidiaries	30,793	64,018	—	(94,811)	—
Net (Loss) Earnings from Continuing
Operations Before Cumulative Effect of
Change in Accounting Principle	(36,998)	96,390	(354)	(94,811)	(35,773)
Earnings (Loss) From Discontinued Operations,
Net of Tax	324	(58)	—	—	266
Cumulative Effect of Change in Accounting
Principle, Net of Tax	(854)	(1,167)	—	—	(2,021)
Net (Loss) Earnings	$(37,528)	$95,165	$(354)	$(94,811)	$(37,528)

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
			Non-
		Subsidiary	Subsidiary	Consolidation/
Year ended January 29, 2005	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated
Merchandise Sales	$647,135	$1,213,493	$—	$—	$1,860,628
Service Revenue	141,915	267,431	—	—	409,346
Other Revenue	—	—	28,432	(28,432)	—
Total Revenues	789,050	1,480,924	28,432	(28,432)	2,269,974
Costs of Merchandise Sales	469,421	862,307	—	—	1,331,728
Costs of Service Revenue	108,554	208,098	—	—	316,652
Costs of Other Revenue	—	—	35,693	(35,693)	—
Total Costs of Revenues	577,975	1,070,405	35,693	(35,693)	1,648,380
Gross Profit from Merchandise Sales	177,714	351,186	—	—	528,900
Gross Profit from Service Revenue	33,361	59,333	—	—	92,694
Gross Loss from Other Revenue	—	—	(7,261)	7,261	—
Total Gross Profit (Loss)	211,075	410,519	(7,261)	7,261	621,594
Selling, General and Administrative Expenses	189,161	350,070	316	7,261	546,808
Operating Profit (Loss)	21,914	60,449	(7,577)	—	74,786
Non-Operating (Expense) Income	(18,317)	71,679	3,397	(54,935)	1,824
Interest Expense	64,268	26,632	—	(54,935)	35,965
Earnings (Loss) from Continuing Operations
Before Income Taxes	(60,671)	105,496	(4,180)	—	40,645
Income Tax (Benefit) Expense	(22,515)	39,195	(1,490)	—	15,190
Equity in Earnings of Subsidiaries	62,122	64,958	—	(127,080)	—
Net Earnings (Loss) from Continuing Operations	23,966	131,259	(2,690)	(127,080)	25,455
Loss from Discontinued Operations, Net of Tax	(387)	(1,489)	—	—	(1,876)
Net Earnings (Loss)	$23,579	$129,770	$(2,690)	$(127,080)	$23,579

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

			Non-
		Subsidiary	Subsidiary	Consolidation/
Year ended January 31, 2004	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated
Merchandise Sales	$591,505	$1,134,505	$—	$—	$1,726,010
Service Revenue	141,304	264,005	—	—	405,309
Other Revenue	—	—	26,825	(26,825)	—
Total Revenues	732,809	1,398,510	26,825	(26,825)	2,131,319
Costs of Merchandise Sales	426,260	814,543	—	—	1,240,803
Costs of Service Revenue	105,940	204,710	—	—	310,650
Costs of Other Revenue	—	—	31,636	(31,636)	—
Total Costs of Revenues	532,200	1,019,253	31,636	(31,636)	1,551,453
Gross Profit from Merchandise Sales	165,245	319,962	—	—	485,207
Gross Profit from Service Revenue	35,364	59,295	—	—	94,659
Gross Loss from Other Revenue	—	—	(4,811)	4,811	—
Total Gross Profit (Loss)	200,609	379,257	(4,811)	4,811	579,866
Selling, General and Administrative Expenses	192,228	371,935	314	4,811	569,288
Operating Profit (Loss)	8,381	7,322	(5,125)	—	10,578
Non-Operating (Expense) Income	(17,055)	65,075	3,390	(48,070)	3,340
Interest Expense	61,675	24,650	—	(48,070)	38,255
(Loss) Earnings from Continuing Operations
Before Income Taxes and Cumulative Effect of
Change in Accounting Principle	(70,349)	47,747	(1,735)	—	(24,337)
Income Tax (Benefit) Expense	(24,920)	16,590	(624)	—	(8,954)
Equity in Earnings of Subsidiaries	16,070	41,666	—	(57,736)	—
Net (Loss) Earnings from Continuing Operations
before Cumulative Effect of Change in
Accounting Principle	(29,359)	72,823	(1,111)	(57,736)	(15,383)
Loss from Discontinued Operations, Net of Tax	(3,636)	(12,391)	—	—	(16,027)
Cumulative Effect of Change in Accounting
Principle, Net of Tax	(899)	(1,585)	—	—	(2,484)
Net (Loss) Earnings	$(33,894)	$58,847	$(1,111)	$(57,736)	$(33,894)

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

			Non-
		Subsidiary	Subsidiary	Consolidation/
Year ended January 28, 2006	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(37,528)	$95,165	$(354)	$(94,811)	$(37,528)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash
(Used in) Provided By Continuing Operations:
Net loss (earnings) from discontinued operations	(324)	58	—	—	(266)
Depreciation and amortization	29,391	50,496	—	—	79,887
Cumulative effect of change in accounting principle	854	1,167	—	—	2,021
Accretion of asset disposal obligation	25	84	—	—	109
Stock compensation expense	2,049	—	—	—	2,049
Equity in earnings of subsidiaries	65,004	(159,815)	—	94,811	—
Deferred income taxes	(18,604)	(8,497)	(691)	—	(27,792)
Net gain from reduction in asset retirement liability	(657)	(1,158)	—	—	(1,815)
Loss (gain) from sale of assets	675	(5,501)	—	—	(4,826)
Loss on impairment of assets	4,200	—	—	—	4,200
Increase in cash surrender value of life insurance policies	(3,389)	—	—	—	(3,389)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid
expenses and other	8,161	11,161	(3,073)	(1,083)	15,166
Increase in merchandise inventories	(3,476)	(10,056)	—	—	(13,532)
(Decrease) increase in accounts payable	(49,041)	—	—	—	(49,041)
(Decrease) increase in accrued expenses	(20,019)	2,711	16,858	(18,414)	(18,864)
(Decrease) increase in other long-term liabilities	(2,913)	176	—	19,497	16,760
Net cash (used in) provided by continuing operations	(25,592)	(24,009)	12,740	—	(36,861)
Net cash used in discontinued operations	(221)	(1,305)	—	—	(1,526)
Net Cash (Used in) Provided by Operating Activities	(25,813)	(25,314)	12,740	—	(38,387)

Cash Flows from Investing Activities:
Capital expenditures	(16,455)	(69,490)	—	—	(85,945)
Proceeds from sales of assets	978	3,065	—	—	4,043
Proceeds from sales of assets held for disposal	—	6,913	—	—	6,913
Proceeds from life insurance policies	24,655	—	—	—	24,655
Premiums paid on life insurance policies	(605)	—	—	—	(605)
Net cash provided by (used in) continuing operations	8,573	(59,512)			(50,939)
Net cash provided by discontinued operations	916	—	—	—	916
Net Cash Provided by (Used in) Investing Activities	9,489	(59,512)	—	—	(50,023)

Net borrowings under line of credit agreements	19,685	38,300	—	—	57,985
Net borrowings (payments) on trade payable program
liability	11,156	—	—	—	11,156
Payments for finance issuance costs	(5,150)	—	—	—	(5,150)
Proceeds from issuance of notes	200,000	—	—	—	200,000
Reduction of long-term debt	(183,459)	—	—	—	(183,459)
Reduction of convertible debt	—	—	—	—	—
Payments on capital lease obligations	(383)	—	—	—	(383)
Intercompany borrowings (payments)	(46,322)	45,005	1,317	—	—
Dividends paid	(14,686)	—	—	—	(14,686)
Repurchase of common stock	(15,562)	—	—	—	(15,562)
Proceeds from exercise of stock options	3,071	—	—	—	3,071
Proceeds from dividend reinvestment plan	961	—	—	—	961
Net Cash (used in) Provided by Financing Activities	(30,689)	83,305	1,317	—	53,933
Net (Decrease) Increase in Cash	(47,013)	(1,521)	14,057	—	(34,477)
Cash and Cash Equivalents at Beginning of Year	59,032	8,474	15,252	—	82,758
Cash and Cash Equivalents at End of Year	$12,019	$6,953	$29,309	$—	$48,281

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

			Non-
		Subsidiary	Subsidiary	Consolidation/
Year ended January 29, 2005	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated
Cash Flows from Operating Activities:
Net Earnings (Loss)	$23,579	$129,770	$(2,690)	$(127,080)	$23,579
Adjustments to Reconcile Net Earnings (Loss) to Net Cash
(Used in) Provided By Continuing Operations:
Net loss from discontinued operations	387	1,489	—	—	1,876
Depreciation and amortization	29,261	47,359	—	—	76,620
Accretion of asset disposal obligation	29	106	—	—	135
Stock compensation expense	1,184	—	—	—	1,184
Equity in earnings of subsidiaries	(144,798)	32,718	—	112,080	—
Deferred income taxes	(19,254)	45,835	(398)	—	26,183
Deferred gain on sale leaseback	(34)	(96)	—	—	(130)
Gain from sale of assets	(199)	(11,649)	—	—	(11,848)
Increase in cash surrender value of life insurance policies	(3,540)	—	—	—	(3,540)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable,
prepaid expenses and other	(1,057)	(4,604)	(12,930)	1,385	(17,206)
Increase in merchandise inventories	(14,797)	(34,401)	—	—	(49,198)
Increase in accounts payable	(24,387)	—	—	—	(24,387)
Increase (decrease) in accrued expenses	16,992	(13,920)	25,534	(1,385)	27,221
(Decrease) increase in other long-term
liabilities	(887)	(385)	—	—	(1,272)
Net cash (used in) provided by continuing operations	(137,521)	192,222	9,516	(15,000)	49,217
Net cash used in discontinued operations	(479)	(3,287)	—	—	(3,766)
Net Cash (Used in) Provided by Operating Activities	(138,000)	188,935	9,516	(15,000)	45,451

Cash Flows from Investing Activities:
Capital expenditures	(43,975)	(44,093)	—	—	(88,068)
Proceeds from sales of assets	331	17,690	—	—	18,021
Proceeds from sales of assets held for disposal	—	—	—	—	—
Premiums paid on life insurance policies	(1,778)	—	—	—	(1,778)
Net cash used in continuing operations	(45,422)	(26,403)	—	—	(71,825)
Net cash provided by discontinued operations	7,826	5,501	—	—	13,327
Net Cash Used in Investing Activities	(37,596)	(20,902)	—	—	(58,498)

Cash Flows from Financing Activities:
Net borrowings under line of credit agreements	2,768	5,334	—	—	8,102
Payments for finance issuance costs	(5,500)	—	—	—	(5,500)
Net payments on trade payable program liability	(7,216)	—	—	—	(7,216)
Payments on capital lease obligations	(1,040)	—	—	—	(1,040)
Reduction of long-term debt	(189,991)	—	—	—	(189,991)
Reduction of convertible debt	(31,000)	—	—	—	(31,000)
Proceeds from issuance of notes	200,000	—	—	—	200,000
Intercompany borrowings (payments)	161,212	(173,965)	12,753	—	—
Dividends paid	(15,676)	—	(15,000)	15,000	(15,676)
Repurchase of common stock	(39,718)	—	—	—	(39,718)
Proceeds from issuance of common stock	108,854	—	—	—	108,854
Proceeds from exercise of stock options	6,887	—	—	—	6,887
Proceeds from dividend reinvestment plan	1,119	—	—	—	1,119
Net Cash Provided by (Used in) Financing Activities	190,699	(168,631)	(2,247)	15,000	34,821
Net Increase (Decrease) in Cash	15,103	(598)	7,269	—	21,774
Cash and Cash Equivalents at Beginning of Year	43,929	9,072	7,983	—	60,984
Cash and Cash Equivalents at End of Year	$59,032	$8,474	$15,252	$—	$82,758

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

			Non-
		Subsidiary	Subsidiary	Consolidation/
Year ended January 31, 2004	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(33,894)	$58,849	$(1,111)	$(57,738)	$(33,894)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash
Provided By Continuing Operations:
Net loss from discontinued operations	3,351	12,676	—	—	16,027
Depreciation and amortization	31,312	46,963	—	—	78,275
Cumulative effect of change in accounting
principle, net of tax	899	1,585	—	—	2,484
Accretion of asset disposal obligation	38	125	—	—	163
Equity in earnings of subsidiaries	(16,072)	(41,666)	—	57,738	—
Deferred income taxes	2,838	(6,722)	2,482	—	(1,402)
Deferred gain on sale leaseback	(149)	(276)	—	—	(425)
Loss on asset impairments	13,164	1,371	—	—	14,535
(Gain) loss from sale of assets	(7)	68	—	—	61
Increase in cash surrender value of life insurance policies	(478)	—	—	—	(478)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable,
prepaid expenses and other	(20,416)	(12,614)	828	1,375	(30,827)
Increase in merchandise inventories	(24,945)	(39,735)	—	—	(64,680)
Increase in accounts payable	142,531	—	—	—	142,531
(Decrease) increase in accrued expenses	(21,104)	37,652	10,592	(1,375)	25,765
Increase (decrease) in other long-term liabilities	3,610	(1,884)	—	—	1,726
Net cash provided by continuing operations	80,678	56,392	12,791	—	149,861
Net cash provided by discontinued operations	768	1,918	—	—	2,686
Net Cash Provided by Operating Activities	81,446	58,310	12,791	—	152,547

Cash Flows from Investing Activities:
Capital expenditures from continuing operations	(26,309)	(15,538)	—	—	(41,847)
Proceeds from sales of assets	870	2,446	—	—	3,316
Proceeds from sales of assets held for disposal	—	—	—	—	—
Payments paid on life insurance premiums	(1,892)	—	—	—	(1,892)
Net cash used in (provided by) continuing operations	(27,331)	(13,092)	—	—	(40,423)
Net cash provided by discontinued operations	—	13,214	—	—	13,214
Net Cash (Used in) Provided by Investing Activities	(27,331)	122	—	—	(27,209)

Cash Flows from Financing Activities:
Net payments under line of credit agreements	(169)	(328)	—	—	(497)
Payments for finance issuance costs	(2,356)	—	—	—	(2,356)
Payments on capital lease obligations	(700)	—	—	—	(700)
Reduction of long-term debt	(101,183)	—	—	—	(101,183)
Intercompany borrowings (payments)	63,956	(58,752)	(5,204)	—	—
Dividends paid	(14,089)	—	—	—	(14,089)
Proceeds from exercise of stock options	10,483	—	—	—	10,483
Proceeds from dividend reinvestment plan	1,218	—	—	—	1,218
Net Cash Used In Financing Activities	(42,840)	(59,080)	(5,204)	—	(107,124)
Net Increase (Decrease) in Cash	11,275	(648)	7,587	—	18,214
Cash and Cash Equivalents at Beginning of Year	32,654	9,720	396	—	42,770
Cash and Cash Equivalents at End of Year	$43,929	$9,072	$7,983	$—	$60,984

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

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

     On January 31, 2004, the Company amended and restated its SERP. This amendment converted the defined benefit plan to a defined contribution plan for certain unvested participants and all future participants, and resulted in an expense under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS 88), of approximately $2,191. All vested participants under the defined benefits portion will continue to accrue benefits according to the previous defined benefit formula.

     In fiscal 2004, the Company settled several obligations related to the benefits under the defined benefit SERP. These obligations totaled $2,065. These obligations resulted in an expense under SFAS 88 of approximately $774 in fiscal 2004.

     In fiscal 2003, the Company settled an obligation of $12,620 related to the defined benefits SERP obligation for the former Chairman and CEO. That obligation resulted in an expense under SFAS 88 of approximately $5,231.

     The Company uses a December 31 measurement date for determining benefit obligations and the fair value of plan assets of its plans.

Pension expense includes the following:

	Year ended
	Jan. 28,	Jan. 29,	Jan. 31,
	2006	2005	2004
Service cost	$363	$438	$611
Interest cost	3,011	2,903	3,056
Expected return on plan assets	(2,339)	(2,299)	(2,064)
Amortization of transitional obligation	163	163	274
Amortization of prior service cost	360	364	615
Recognized actuarial loss	2,205	1,733	1,723
Net periodic benefit cost	3,763	3,302	4,215
FAS 88 curtailment charge	—	—	2,191
FAS 88 settlement charge	568	774	5,231
FAS 88 special termination benefits	—	—	300
Total Pension Expense	$4,331	$4,076	$11,937

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

     The following table sets forth the reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company’s defined benefit plans:

	January 28,	January 29,
Year ended	2006	2005
Change in Benefit Obligation:
Benefit obligation at beginning of year	$52,384	$47,197
Service cost	363	438
Interest cost	3,011	2,903
Settlement loss	82	2,316
Actuarial loss	2,749	2,383
Benefits paid	(4,240)	(2,853)
Benefit Obligation at End of Year	$54,349	$52,384
Change in Plan Assets:
Fair value of plan assets at beginning of year	$35,508	$34,730
Actual return on plan assets (net of expenses)	1,043	2,055
Employer contributions	2,981	1,576
Benefits paid	(4,240)	(2,853)
Fair Value of Plan Assets at End of Year	$35,292	$35,508
Reconciliation of the Funded Status:
Funded status	$(19,057)	$(16,876)
Unrecognized transition obligation	817	980
Unrecognized prior service cost	1,358	1,718
Unrecognized actuarial loss	14,828	14,024
Amount contributed after measurement date	25	1,140
Net Amount Recognized at Year-End	$(2,029)	$986
Amounts Recognized on Consolidated Balance Sheets Consist of:
Accrued benefit liability	$(15,112)	$(13,137)
Intangible asset	2,174	2,698
Accumulated other comprehensive loss	10,909	11,425
Net Amount Recognized at Year End	$(2,029)	$986
Other comprehensive loss attributable to change in additional minimum liability
recognition	$35	$9,204
Accumulated Benefit Obligation at End of Year	$50,404	$48,646
Cash Flows
Employer contributions expected during fiscal 2006	$1,417	$1,090

     The following table sets forth additional fiscal year-end information for the defined benefit portion of the Company’s SERP for which the accumulated benefit obligation is in excess of plan assets:

	January 28,	January 29,
Year ended	2006	2005
Projected benefit obligation	$16,859	$16,624
Accumulated benefit obligation	12,914	12,885

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

     The following actuarial assumptions were used by the Company to determine pension expense and to present disclosure benefit obligations:

	January 28,	January 29,
Year ended	2006	2005
Weighted-Average Assumptions as of December 31:
Discount rate	5.70%	5.75%
Rate of compensation increase	4.0% (1)	4.0% (1)
Weighted-Average Assumptions for Net Periodic Benefit Cost Development:
Discount rate	5.75%	6.25%
Expected return on plan assets	6.75%	6.75%
Rate of compensation expense	4.0% (1)	4.0% (1)
____________________

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

     The Company reduced the discount rate for the year ended December 31, 2005 to reflect a rate commensurate with a model bond portfolio with durations that match the expected payment patterns of the plans.

     Pension plan assets are stated at fair market value and are composed primarily of money market funds, stock index funds, fixed income investments with maturities of less than five years, and the Company’s common stock.

     Weighted average asset allocations by asset category are as follows:

	As of	As of
Plan Assets	December 31, 2005	December 31, 2005
Equity securities	50%	57%
Fixed income	50%	43%
Total	100%	100%

     Equity securities include Pep Boys common stock in the amounts of $800 (2.3% of total plan assets) and $900 (2.6% of total plan assets) at December 31, 2005 and December 31, 2004, respectively.

     Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

2006	$2,950
2007	3,206
2008	3,456
2009	4,538
2010	4,138
2011 – 2015	25,284

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

     DEFINED CONTRIBUTION PLAN

     On January 31, 2004, the Company amended and restated its SERP. This amendment converted the defined benefit plan to a defined contribution plan for certain unvested participants and all future participants, and resulted in an expense under SFAS No. 88 of approximately $2,191. All vested participants under the defined benefits portion will continue to accrue benefits according to the previous defined benefit formula. The Company's contribution expense for the defined contribution portion of the plan was $560 for the fiscal year ending January 28, 2006.

     The Company has 401(k) savings plans, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation. The Company’s savings plans’ contribution expense was $3,126, $3,463 and $4,073 in fiscal 2005, 2004 and 2003, respectively.

     DEFERRED COMPENSATION PLAN

     In the first quarter of 2004, the Company adopted a non-qualified deferred compensation plan that allows its officers and certain other employees to defer up to 20% of their annual salary and 100% of their annual bonus. Additionally, the first 20% of an officer’s bonus deferred into the Company’s stock is matched by the Company on a one-for-one basis with the Company’s stock that vests and is expensed over three years. The shares required to satisfy distributions of voluntary bonus deferrals and the accompanying match in the Company’s stock are issued under the Stock Incentive Plans.

     The Company has accounted for the non-qualified deferred compensation plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.” The Company establishes and maintains a deferred compensation liability for this plan. The Company plans to fund this liability by remitting the officers’ deferrals to a Rabbi Trust where these deferrals are invested in various securities. Accordingly, all gains and losses on these underlying investments, which are held in the Rabbi Trust to fund the deferred compensation liability, are recognized in the Company’s consolidated statement of operations. Under this plan, there were liabilities of $3,046 at January 28, 2006 and $446 at January 29, 2005 (plan adopted in May 2004).

NOTE 11—NET EARNINGS PER SHARE

     For fiscal years 2005, 2004 and 2003, basic earnings per share are based on net earnings divided by the weighted average number of shares outstanding during the period. Diluted earnings per share assumes the dilutive effects of the conversion of convertible senior notes and the exercising of stock options. Adjustments for the stock options were anti-dilutive in fiscal 2005 and 2003 and therefore excluded from the calculation due to the Company’s net loss for the year. Additionally, adjustments for the convertible senior notes and purchase rights were anti-dilutive in all periods presented.

     At January 28, 2006, January 29, 2005 and January 31, 2004 there were outstanding approximately 4,851,000, 5,717,000 and 6,911,000 options to purchase shares of the Company’s common stock, respectively. However, options to purchase 2,932,200, 1,950,980 and 4,313,020 shares of common stock at January 28, 2006, January 29, 2005 and January 31, 2004, respectively, were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market prices of the common shares on such dates.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

     The following schedule presents the calculation of basic and diluted earnings per share for net (loss) earnings from continuing operations:

	January 28,	January 29,	January 31,
Year ended	2006	2005	2004
(a) Net (loss) earnings from continuing operations before cumulative
effect of change in accounting principle	$(35,773)	$25,455	$(15,383)
Adjustment for interest on convertible senior notes, net of income tax
effect	—	—	—
(b) Adjusted net (loss) earnings from continuing operations	$(35,773)	$25,455	$(15,383)

(c) Average number of common shares outstanding during period	54,794	56,353	52,185

Common shares assumed issued upon conversion of convertible senior
notes	—	—	—

Common shares assumed issued upon exercise of dilutive stock options,
net of assumed repurchase, at the average market price	—	1,296	—
(d) Average number of common shares assumed outstanding during period	54,794	57,649	52,185
Basic (Loss) Earnings Per Share:

Net (Loss) Earnings From Continuing Operations Before Cumulative
Effect of Change in Accounting Principle (a/c)	$(0.65)	$0.45	$(0.29)
Loss from Discontinued Operations, Net of Tax	—	(0.03)	(0.31)
Cumulative Effect of Change in Accounting Principle, Net of Tax	(0.04)	—	(0.05)
Basic (Loss) Earnings Per Share	$(0.69)	$0.42	$(0.65)
Diluted (Loss) Earnings Per Share:

Net (Loss) Earnings From Continuing Operations Before Cumulative
Effect of Change in Accounting Principle (b/d)	$(0.65)	0.44	$(0.29)
Discontinued Operations, Net of Tax	—	(0.03)	(0.31)
Cumulative Effect of Change in Accounting Principle, Net of Tax	(0.04)	—	(0.05)
Diluted (Loss) Earnings Per Share	$(0.69)	$0.41	$(0.65)

NOTE 12—EQUITY COMPENSATION PLANS

     Options to purchase the Company’s common stock have been granted to key employees and members of the Board of Directors. The option prices are at least 100% of the fair market value of the common stock on the grant date.

     On May 21, 1990, the stockholders approved the 1990 Stock Incentive Plan, which authorized the issuance of restricted stock and/or options to purchase up to 1,000,000 shares of the Company’s common stock. Additional shares in the amounts of 2,000,000, 1,500,000 and 1,500,000 were authorized by stockholders on June 4, 1997, May 31, 1995 and June 1, 1993, respectively. In April 2001, the Board of Directors amended the 1990 Stock Incentive Plan to extend the expiration date for the grant of non-qualified stock options and restricted stock thereunder to directors, officers and employees until March 31, 2005. Under this plan, both incentive and non-qualified stock options may be granted to eligible participants. Incentive stock options are fully exercisable on the second or third anniversary of the grant date or become exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Non-qualified options are fully exercisable on the third anniversary of their grant date or become exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options cannot be exercised more than ten years after the grant date. As of January 28, 2006, there are no shares available for grant.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

     On June 2, 1999 the stockholders approved the 1999 Stock Incentive Plan (the 1999 Plan), which authorized the issuance of RSU’s and/or options to purchase up to 2,000,000 shares of the Company’s common stock. Additional shares in the amount of 2,500,000 were authorized by stockholders on May 29, 2002. Under this plan, both incentive and non-qualified stock options may be granted to eligible participants. The incentive stock options and non-qualified stock options are fully exercisable on the third anniversary of the grant date or become exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. In fiscal 2005, certain employees were granted approximately 220,000 RSU’s to reflect their individual performances in fiscal 2004. All of the RSU’s vest in 20% increments over four years beginning on the date of grant. Options cannot be exercised more than ten years after the grant date. As of January 28, 2006, there are 1,335,524 shares remaining available for grant as options or RSU’s.

     On April 28, 2003, the Company adopted a stand alone inducement stock option plan, which authorized the issuance of options to purchase up to 174,540 shares of the Company’s common stock to the Chief Executive Officer in connection with his hire. The non-qualified stock options are exercisable over a four-year period with one-fifth exercisable on the grant date and one-fifth on each anniversary date for the four years following the grant date. Options cannot be exercised more than ten years after the grant date. As of January 28, 2006, there are no shares remaining available for grant.

	Fiscal 2005		Fiscal 2004		Fiscal 2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding—beginning of year	5,561,085	$16.72	6,910,610	$16.31	6,898,170	$16.57
Granted	296,175	17.34	254,750	13.74	1,624,790	10.38
Exercised	(346,600)	16.18	(632,685)	11.05	(1,048,200)	7.52
Canceled	(973,505)	22.18	(971,590)	16.23	(564,150)	18.79
Outstanding—end of year	4,537,155	15.87	5,561,085	16.72	6,910,610	16.31
Options exercisable at year end	3,564,889	16.43	3,964,261	18.56	4,210,678	19.55
Weighted average estimated fair
value of options granted		7.66		13.60		4.17

     The following table summarizes information about stock options outstanding at January 28, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Prices	at Jan. 28, 2006	Contractual Life	Price	at Jan. 28, 2006	Price
$6.16 to $9.00	1,362,455	7 Years	$8.00	957,039	$7.77
$9.01 to $18.00	1,886,275	5 Years	15.63	1,438,950	15.50
$18.01 to $27.00	1,063,475	3 Years	22.74	943,950	22.65
$27.01 to $37.38	224,950	1 Year	32.36	224,950	33.26
$6.16 to $37.38	4,537,155			3,564,889

NOTE 13—ASSET RETIREMENT OBLIGATIONS

     The Company adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations”, in the first quarter of fiscal 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 also requires the capitalization of any retirement obligation costs as part of the carrying amount of the long-lived asset and the subsequent allocation of the total expense to future periods using a systematic and rational method. Upon adoption, the Company recorded a non-cash charge to earnings of $3,943 ($2,484 net of tax) for the cumulative effect of this accounting change. This charge was related to retirement obligations associated with estimated environmental clean up costs associated with the future removal of the Company’s remaining underground hydraulic lifts. Such estimates were based upon the average of the Company’s historical cleanup costs for underground hydraulic lifts previously removed. In addition, the Company initially recognized an asset of $2,844, accumulated depreciation of $2,247 and a liability of $4,540 on its consolidated balance sheet.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

     In the fourth quarter of fiscal 2005, the Company reviewed and revised its estimated settlement costs. The Company reversed $1,945 of the liability as the original estimates of the contamination occurrence rate and the cost to remediate such contaminations proved to be higher than actual experience is yielding.

     At January 28, 2006, the Company has a liability pertaining to the asset retirement obligation in accrued expenses on its consolidated balance sheet. The following is a reconciliation of the beginning balance and ending carrying amounts of the Company’s asset retirement obligation under SFAS 143 from January 31, 2004 through January 28, 2006:

Asset retirement obligation, January 31, 2004	$4,901
Asset retirement obligation incurred during the period	142
Asset retirement obligation settled during the period	(121)
Accretion expense	135
Asset retirement obligation, January 29, 2005	$5,057
Asset retirement obligation incurred during the period	43
Asset retirement obligation settled during the period	(141)
Accretion expense	109
Reduction in asset retirement liability	(1,945)
Asset retirement obligation, January 28, 2006	$3,123

     In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of SFAS 143, “Asset Retirement Obligations”. FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective for fiscal years ending after December 15, 2005.

     The Company adopted FIN 47 on January 28, 2006. This interpretation impacted the Company in recognition of legal obligations associated with surrendering its leased properties. These obligations were previously omitted from the Company’s SFAS 143 analysis due to their uncertain timing. The impact of adopting FIN 47 was the recognition of net additional leasehold improvement assets amounting to $470, an asset retirement obligation of $3,652 and a charge of $3,182 ($2,021, net of tax), which was included in Cumulative Effect of Change in Accounting Principle in the accompanying consolidated statement of operations.

     Had the Company adopted the provisions of FIN 47 prior to January 28, 2006, the amount of the asset retirement obligations on a pro forma basis would have been $3,441 and $3,230 as of January 29, 2005 and January 31, 2004, respectively.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

     The following table summarizes the pro forma net earnings and earnings per share for the fiscal periods ended January 29, 2005 and January 31, 2004 had the Company adopted the provisions of FIN 47 prior to January 28, 2006:

	January 29,	January 31,
Year ended	2005	2004
Net Earnings (Loss):
As reported	$23,579	$(33,894)
Pro Forma	$23,409	$(34,067)

Net Earnings (Loss) per share:
Basic:
As reported	$0.42	$(0.65)
Pro Forma	$0.42	$(0.65)
Diluted:
As reported	$0.41	$(0.65)
Pro Forma	$0.41	$(0.65)

NOTE 14—INCOME TAXES

     The provision for income taxes includes the following:

	Year ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Current:
Federal	$—	$(21,764)	$(8,247)
State	1,640	(1,268)	1,856
Deferred:
Federal	(20,407)	35,379	(289)
State	(1,786)	2,843	(2,274)
	$(20,553)	$15,190	$(8,954)

     A reconciliation of the statutory federal income tax rate to the effective rate of the provision for income taxes follows:

	Year ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	0.9	2.8	0.7
Job credits	0.8	(1.0)	0.5
Other, net	(0.2)	0.6	0.5
	36.5%	37.4%	36.7%

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

     Items that gave rise to significant portions of the deferred tax accounts are as follows:

	January 28,	January 29,
	2006	2005
Deferred tax assets:
Employee compensation	$6,693	$5,915
Store closing reserves	1,087	995
Legal	500	704
Benefit Accruals	538	—
Net operating loss carryforwards	27,640	8,260
Tax credit carryforwards	12,775	9,089
Accrued leases	13,522	13,067
Other	3,049	2,484
Gross deferred tax assets	65,804	40,514
Valuation allowance	(3,545)	(1,558)
	$62,259	$38,956
Deferred tax liabilities:
Depreciation	$55,222	$57,677
Inventories	17,655	17,802
Real estate tax	2,405	2,434
Insurance	3,180	3,840
Benefit accruals	—	1,189
Interest rate swap	2,151	1,388
	$80,613	$84,330
Net deferred tax liability	$18,354	$45,374

As of January 28, 2006 and January 29, 2005, the company had available tax net operating losses that can be carried forward to future years. The $113,741 net operating loss carryforward in 2006 consists of $73,069 of federal losses and $40,672 of state losses. The federal net operating loss begins to expire in 2023 while the state net operating losses will expire in various years beginning in 2008.

The tax credit carryforward in 2006 consists of $4,412 of Alternative Minimum Tax credits, $2,612 of work opportunity credits, $ 5,506 of state tax credits and $246 of Charitable Contribution carryforward.

The tax credit carryforward in 2005 consists of $4,400 of Alternative Minimum Tax credits, $1,700 of work opportunity credits, and $2,989 of state tax credits.

Due to the uncertainty of the Company’s ability to realize certain state tax attributes, valuation allowances of $3,545 and $1,558 were recorded at January 28, 2006 and January 29, 2005, respectively.

NOTE 15—CONTINGENCIES

     The Company is not currently engaged in any litigation arising outside the ordinary course of its business that it believes to be material. The Company is party to various actions and claims, including purported class actions, arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

NOTE 16—INTEREST RATE SWAP AGREEMENT

     On June 3, 2003, the Company entered into an interest rate swap for a notional amount of $130,000. The Company has designated the swap as a cash flow hedge of the Company’s real estate operating lease payments. The interest rate swap converts the variable LIBOR portion of these lease payments to a fixed rate of 2.90% and terminates on July 1, 2008. If the critical terms of the interest rate swap or the hedge item do not change, the interest rate swap will be considered to be highly effective with all changes in fair value included in other comprehensive income. As of January 28, 2006 and January 29, 2005, the fair value of the interest rate swap was $5,790 ($3,660, net of tax) and $3,721 ($2,351, net of tax) and these increases in value were included in accumulated other comprehensive loss on the consolidated balance sheet.

NOTE 17—FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company’s financial instruments are as follows:

	January 28, 2006		January 29, 2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$48,281	$48,281	$82,758	$82,758
Accounts receivable	36,434	36,434	30,994	30,994
Cash flow hedge derivative	5,790	5,790	3,721	3,721
Liabilities:
Accounts payable	261,940	261,940	310,981	310,981
Long-term debt including current maturities	468,496	444,585	393,564	401,527
Senior convertible notes	119,000	114,835	119,000	120,549

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

     The fair value estimates presented herein are based on pertinent information available to management as of January 28, 2006 and January 29, 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from amounts presented herein.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended January 28, 2006, January 29, 2005 and January 31, 2004
(dollar amounts in thousands, except share data)

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)

				Net		Net
				(Loss) Earnings		(Loss) Earnings Per
				From		Share
				Continuing		From Continuing
				Operations		Operations Before
				Before		Cumulative
				Cumulative		Effect of
				Effect of		Change in		Net
			Operating	Change in	Net	Accounting		(Loss) Earnings		Cash	Market
Year Ended	Total	Gross	(Loss)	Accounting	(Loss)	Principle		Per Share		Dividends	Price Per Share
January 28, 2006	Revenues	Profit	Profit	Principle	Earnings	Basic	Diluted	Basic	Diluted	Per Share	High	Low

4th Quarter(1)	$549,817	$111,923	$(15,434)	$(22,703)	$(24,601)	$(0.42)	$(0.42)	$(0.46)	$(0.46)	$0.0675	$15.99	$12.54
3rd Quarter	545,206	118,336	(8,597)	(11,410)	(11,196)	(0.21)	(0.21)	(0.20)	(0.20)	0.0675	14.84	11.75
2nd Quarter	576,688	142,669	9,620	816	1,043	0.01	0.01	0.02	0.02	0.0675	15.24	12.54
1st Quarter	563,515	138,390	3,228	(2,476)	(2,774)	(0.04)	(0.04)	(0.05)	(0.05)	0.0675	18.80	14.06
Year Ended
January 29, 2005
4th Quarter(2)	$553,440	$144,459	$(4,019)	$(9,701)	$(10,135)	$(0.18)	$(0.18)	$(0.19)	$(0.19)	$0.0675	$17.24	$13.06
3rd Quarter	558,465	149,954	17,552	6,669	6,500	0.12	0.11	0.11	0.11	0.0675	20.70	11.83
2nd Quarter	592,679	165,246	28,753	13,497	12,663	0.23	0.22	0.22	0.21	0.0675	28.10	20.36
1st Quarter	565,390	161,935	32,500	14,990	14,551	0.27	0.25	0.26	0.24	0.0675	29.37	21.29

(1)	Includes a pretax charge of $4,200 related to an asset impairment charge reflecting the remaining value of a commercial sales software asset, which was included in selling, general and administrative expenses.
(2)	Includes a pretax charge of $6,911 related to certain executive severance obligations, which was included in selling, general and administrative expenses, and a pretax gain of $12,695 on the disposal of one of the Company’s distribution centers, which was included in gross profit from merchandise sales.

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

     There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended January 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

     Management of The Pep Boys-Manny, Moe and Jack (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

     As of January 28, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of January 28, 2006 is effective. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Deloitte & Touche LLP, the Company’s independent registered public accounting firm who audited the Company’s consolidated financial statements, has issued a report on management’s assessment of the Company’s internal control over financial reporting as of January 28, 2006 and is included on page 64 herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pep Boys—Manny, Moe & Jack

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Pep Boys—Manny, Moe & Jack and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 28, 2006 of the Company and our report, dated April 11, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, as of January 28, 2006.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 11, 2006

ITEM 9B OTHER INFORMATION

          None.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     The following individuals make up our Board of Directors.

William Leonard Chairman of the Board	Director since 2002

     Mr. Leonard, 58, is retired. From 1992 through 2004, Mr. Leonard served as an officer, and ultimately President & Chief Executive Officer and a director, of ARAMARK Corporation.

Benjamin Strauss	Director since 1970

     Mr. Strauss, 69, is a director of The Strauss Foundation, a non-profit charitable organization. He was an executive officer of Pep Boys until 1992 and then served as a part-time consultant to Pep Boys until 1997.

Malcolmn D. Pryor	Director since 1994

     Mr. Pryor, 59, is Chairman of Pryor, Miller Capital Ventures, LLC, a financial advising and project management firm. From 1981 through 2004, Mr. Pryor was a principal of Pryor, Counts & Co., Inc. and its predecessors, investment banking firms.

Peter A. Bassi	Director since 2002

     Mr. Bassi, 56, is retired. From 1997 through 2004, he served as an officer, and ultimately Chairman, of Yum! Restaurants International, a division of Yum! Brands, Inc. Mr. Bassi serves a director of BJ’s Restaurants, Inc.

Jane Scaccetti	Director since 2002

     Ms. Scaccetti, 52, a CPA, has been a shareholder and principal of Drucker & Scaccetti PC, a private accounting firm, since 1990. Ms. Scaccetti serves as a director of Nutrition Management Services Company and Temple University Health System (not-for-profit).

John T. Sweetwood	Director since 2002

     Mr. Sweetwood, 58, is a principal and the President of Woods Investment, LLC, a private real estate investment firm. From 1995 through 2002, Mr. Sweetwood served as an officer, and ultimately the President of The Americas, of Six Continents Hotels, the hotel business of Six Continents PLC.

Lawrence N. Stevenson	Director since 2003

     Mr. Stevenson, 49, is our Chief Executive Officer. Prior to joining Pep Boys, Mr. Stevenson served for seven years as the Chief Executive Officer of Chapters, Canada’s largest book retailer.

M. Shân Atkins	Director since 2004

     Ms. Atkins, 49, a CPA and Chartered Accountant, is Managing Director of Chetrum Capital LLC, a private investment firm. From 1996 through 2001, Ms. Atkins served as an officer, and ultimately as Executive Vice President – Strategic Initiatives, of Sears Roebuck & Co. Ms. Atkins serves as a director of Spartan Stores, Inc. and Shoppers Drug Mart Inc. (Canada).

Robert H. Hotz	Director since 2005

     Mr. Hotz, 61, is Senior Managing Director, a member of the Operating Committee, co-head of Corporate Finance and a director of Houlihan Lokey Howard & Zukin. From 1991 through 2002, Mr. Hotz served with UBS Warburg and predecessor firms, ultimately as Senior Vice Chairman. Mr. Hotz serves as a director of Universal Health Services, Inc.

EXECUTIVE OFFICERS

     The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I, in accordance with General instruction G(3) to Form 10-K.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

     Ms. Atkins (chair), Mr. Hotz and Ms. Scaccetti compose the Audit Committee of the Board of Directors. Each member of the Audit Committee is “independent” as used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Ms. Atkins and Ms. Scaccetti have each been determined by the Board of Directors to be an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% Holders to file initial reports of ownership and reports of changes in ownership of Pep Boys Stock. Based solely upon a review of copies of such reports, we believe that during fiscal 2005, our directors, executive officers and 10% Holders complied with all applicable Section 16(a) filing requirements.

CODE OF ETHICS

     The Company has adopted a Code of Ethics applicable to all of its associates including its executive officers. The Code of Ethics is posted on the Company’s website (www.pepboys.com) under the “About Pep Boys – Corporate Governance” section.

ITEM 11 EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table shows the compensation earned, paid or accrued in each of the last three fiscal years to Pep Boys’ Chief Executive Officer and the four other executive officers that received the highest compensation in fiscal 2005. These executives are referred to herein as the “named executive officers.”

				Long Term
		Annual Compensation		Compensation Awards
				Restricted	Securities	All Other
Name and	Fiscal			Stock	Underlying	Comp.
Principal Position	Year	Salary ($)	Bonus ($)	Award ($)(a)	Options (#)	($)(b)

Lawrence N. Stevenson	2005	978,846	288,300	883,000	130,000	270,911
CEO(c)	2004	900,000	305,200	999,151	125,000	315,268
	2003	590,614	1,130,000	—	919,540	43,399

Hal Smith	2005	411,161	60,354	353,200	20,000	114,399
EVP – Merchandising	2004	414,615	95,100	599,500	25,000	199,927
& Marketing(d)	2003	206,922	190,000	—	150,000	303

Mark S. Bacon	2005	312,690	44,823	361,600	50,000	37,738
SVP – Operations(e)

Mark L. Page	2005	363,500	39,844	44,150	2,500	8,742
SVP – Parts & Tires	2004	360,493	54,100	59,950	2,500	19,018
	2003	343,077	242,880	—	15,000	4,350

Harry F. Yanowitz	2005	348,211	49,416	176,600	10,000	44,166
SVP - CFO(f)	2004	326,654	74,200	359,700	15,000	71,313
	2003	181,393	221,000	—	125,000	13,869

(a)	For fiscal 2005, represents the value of restricted stock units on their date of grant. All restricted stock units granted through February 25, 2005 vest 20% on their date of grant and additional 20% on each of the next four anniversaries of the date of grant. Restricted stock units granted after February 25, 2005 vest 25% on each of the first four anniversaries of the date of grant. All restricted stock units receive dividend equivalents – for fiscal 2005: Stevenson $21,375; Smith - $7,965; Bacon – $4,050; Page - $1,181; and Yanowitz - $6,075. As of the end of fiscal 2005 the named executive officers held the following number of restricted stock units having the values indicated based on the closing market price of a share of Pep Boys’ Stock on the last business day of fiscal 2005 ($15.84): Stevenson – 91,666 ($1,451,989); Smith – 31,000 ($491,040); Bacon – 20,000 ($316,800); Page – 5,000 ($79,200); and Yanowitz – 25,000 ($396,000).
(b)	For fiscal 2005 includes the following dollar amounts (i) contributed under the defined contribution portion of Pep Boys Executive Supplemental Retirement Plan: Stevenson – $211,796; Smith – $101,382; Bacon - $37,641; and Yanowitz – $43,255 (Mr. Page participates in the defined benefit portion of such plan, see “–Pension Plans.”); (ii) contributed (company match) under Pep Boys’ Deferred Compensation Plan: Stevenson – $57,660; Smith – $12,070 and Page – $7,968; (iii) contributed (company match) in connection with Pep Boys 401(k) Savings Plan: Smith – $525; Page – $525; and Yanowitz – $513; and (iv) representing group term life insurance premiums: Stevenson – $1,454; Smith – $422; Bacon - $ 97; Page – $249; and Yanowitz – $398.
(c)	Mr. Stevenson joined Pep Boys effective April 28, 2003.
(d)	Mr. Smith joined Pep Boys effective August 1, 2003.
(e)	Mr. Bacon joined Pep Boys effective February 28, 2005.
(f)	Mr. Yanowitz joined Pep Boys effective June 9, 2003.

EMPLOYMENT AGREEMENTS WITH THE NAMED EXECUTIVE OFFICERS

      Change in Control Agreements. We have agreements with Messrs. Smith, Bacon and Page that become effective upon a change in control of Pep Boys. On February 9, 2006 we entered into such an agreement with Mr. Stevenson which replaced his employment agreement that was scheduled to expire on April 28, 2006. Following a change in control, these employment agreements become effective for two years and provide these executives with positions and responsibilities, base and incentive compensation and benefits equal or greater to those provided immediately prior to the change in control. In addition, we are obligated to pay any excise tax imposed by Section 4999 of the Internal Revenue Code (a parachute payment excise tax) on a change in control payment made to a named executive officer. A trust agreement has been established to better assure the named executive officers of the satisfaction of Pep Boys’ obligations under their employment agreements following a change in control.

We also have a Change of Control Agreement with Mr. Yanowitz that is substantially similar to those entered into by the Company’s other executive officers, except that (i) it provides for a payment equal to two years’ salary, bonus and benefits, if Mr. Yanowitz provides three-months of transition services following a change of control, and (ii) the definition of change of control thereunder has been expanded to include a sale, discontinuance or closure of a material portion of the Company’s assets and those business combination transactions where the Company’s shareholders own less than 75% of the equity of the resulting entity. The Company has also agreed to pay Mr. Yanowitz a one-time cash bonus of $340,000 upon the earlier of September 1, 2006 or the consummation of a strategic transaction.

      Non-Competition Agreements. In exchange for a severance payment equal to one year’s base salary upon the termination of their employment without cause, each of Messrs. Stevenson, Bacon and Yanowitz has agreed to customary covenants against competition during their employment and for one year thereafter. In exchange for a severance payment equal to one and one-half years’ base salary upon the termination of his employment without cause or his resignation effective February 3, 2007, Mr. Page has agreed to customary covenants against competition during his employment and for eighteen months thereafter. In exchange for a severance payment equal to two years’ base salary and the accelerated vesting of all then outstanding Company equity upon the termination of his employment without cause, Mr. Smith has agreed to customary covenants against competition during his employment and for two years thereafter.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The following table shows information about stock options granted to the named executive officers during fiscal 2005.

Individual Grants

		% of Total			Potential Realized Value
	Number of	Options			at Assumed Annual Rates
	Securities	Granted to			of Stock Price Appreciation
	Underlying	Employees in	Exercise or		for Option Term
	Options	Fiscal Year	Base Price	Expiration
Name	Granted (#)(a)	(%)(b)	($/Share)	Date	5% ($)	10% ($)

Lawrence N. Stevenson	130,000	45.0	17.54	02/25/12	928,270	2,163,265
Hal Smith	20,000	6.9	17.54	02/25/12	142,811	332,810
Mark S. Bacon	50,000	17.3	17.84	02/28/12	363,134	846,256
Mark L. Page	2,500	0.9	17.54	02/25/12	17,851	41,601
Harry F. Yanowitz	10,000	3.5	17.54	02/25/12	71,405	166,405

(a)	The stock options were granted at a price equal to the fair market value on the date of grant with 20% exercisable immediately and an additional 20% exercisable on each of the next four anniversaries of the grant date.
(b)	In fiscal 2005, options to purchase 288,675 shares of Pep Boys Stock were granted to 34 employees.

AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END STOCK OPTION VALUES

     The following table shows information about stock options exercised during fiscal 2005 by the named executive officers and the number and value of stock options held by them on January 28, 2006.

			Number of
			Securities Underlying		Value of Unexercised
	Shares		Unexercised Options at		In-the-Money Options at
	Acquired	Value	Fiscal Year-End (#)		Fiscal Year-End ($)(a)
Name	on Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Lawrence N. Stevenson	22,000	85,580	605,724	546,816	3,782,229	2,626,206
Hal Smith	—	—	104,000	91,000	17,100	11,400
Mark S. Bacon	—	—	10,000	40,000	—	—
Mark L. Page	—	—	221,100	14,500	272,944	49,440
Harry F. Yanowitz	—	—	83,000	67,000	406,125	270,750

(a)	Based on the New York Stock Exchange composite closing price as published by Yahoo, Inc. for the last business day of fiscal 2005 ($15.84).

PENSION PLANS

     Qualified Defined Benefit Pension Plan. We have a qualified defined benefit pension plan for all employees hired prior to February 2, 1992. Future benefit accruals on behalf of all participants were frozen under this plan as of December 31, 1996. Benefits payable under this plan are calculated based on the participant’s compensation (base salary plus accrued bonus) over the last five years of the participant’s employment by Pep Boys and the number of years of participation in the plan. Benefits payable under this plan are not subject to deduction for Social Security or other offset amounts. The maximum annual benefit for any employee under this plan is $20,000.

     The following table shows the benefits available, at normal retirement age, accrued to the named executive officers eligible to participate under the qualified defined benefit pension plan.

Name	Annualized Benefit
Mark L. Page	$19,162

     Executive Supplemental Retirement Plan. Our SERP includes a defined benefit portion for certain participants. Mr. Page is the only named executive officer participating in the defined benefit portion of the SERP. Benefits paid to a participant under the qualified defined pension plan will be deducted from the benefits otherwise payable under the SERP. Except as described in the immediately preceding sentence, benefits under the SERP are not subject to deduction for Social Security or other offset amounts. Benefits under the SERP generally vest after four years of participation.

     Normal retirement defined benefits are based upon the average compensation (base salary plus accrued bonus) of an executive during the five years that yield the highest benefit. The annual death benefit is equal to 50% of the participant’s base salary on the date of his death, payable until the later of 15 years immediately following the date of death or the participant’s normal retirement date. This plan also provides for a lump sum distribution of the present value of a participant’s accrued defined benefits following termination of employment in connection with a change in control of Pep Boys. A trust agreement has been established to better assure the executive officers of the satisfaction of Pep Boys’ obligations under this plan following a change in control.

     Aggregate Benefit Under Both Plans. The following chart shows, based on the highest average compensation for the appropriate time period, the approximate aggregate annual benefit under both plans, commencing at the employee’s normal retirement date (age 65 under the SERP) and generally payable:

  for unmarried participants, at 100% (of the amounts specified below) for the longer of ten years or life for married participants, at 100% during the participant’s life and at 50% during the participant’s surviving spouse’s life

     The maximum years of service for which a participant will receive credit under the pension plans is 25.

Pension Plan Table

	Estimated Annual Retirement Income ($)
	Years of Service
Average Included
Compensation	5	10	15	20	25

400,000	40,000	80,000	120,000	160,000	200,000
600,000	60,000	120,000	180,000	240,000	300,000
800,000	80,000	160,000	240,000	320,000	400,000
1,000,000	100,000	200,000	300,000	400,000	500,000
1,200,000	120,000	240,000	360,000	480,000	600,000
1,400,000	140,000	280,000	420,000	560,000	700,000
1,600,000	160,000	320,000	480,000	640,000	800,000
1,800,000	180,000	360,000	540,000	720,000	900,000

  Mr. Page, the only named executive officer currently participating under the defined benefit portion of the SERP, is credited with 25 years of service thereunder.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely on a review of filings with the SEC, the following table provides information about those shareholders that beneficially own more than 5% of the outstanding shares of Pep Boys Stock as of March 31, 2006.

Name	Number of Shares Owned	Percent of Outstanding Shares

Glenhill Advisors, LLC	5,052,600	9.30%
Glen J. Krevlin
598 Madison Avenue
12th Floor
New York, NY 10022[1]

Wesley Capital Management LLC	4,925,200	9.09%
Arthur Wrubel
John Khoury
535 Madison Avenue, 26th Floor
New York, NY 10022[2]

Barington Capital Group, LP and affiliates	4,522,097	8.35%
888 Seventh Avenue, 17th Floor
New York, NY 10019
Ramuis Capital Group, LLC and affiliates
666 Third Avenue, 26th Floor
New York, NY 10017
RJG Capital Managagment, LLC and affiliates
11517 West Hill Drive
North Bethesda, MD 20852
DB Zwirn & Co., LP and affiliates
745 Fifth Avenue, 18th Floor
New York, NY 10151[3]

Dimensional Fund Advisors Inc.	4,354,155	8.04%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401[4]

Ameriprise Financial, Inc.
145 Ameriprise Financial Center	2,910,083	5.37%
Minneapolis, MN 55474[5]

1	Based upon information disclosed in a Schedule 13G/A dated February 14, 2006
2	Based upon information disclosed in a Schedule 13G/A dated February 14, 2006. Each of Wesley Capital Management LLC, Mr. Wrubel and Mr. Khoury disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest.
3	Based upon information disclosed in a Schedule 13D/A dated March 28, 2006.
4	Based upon information disclosed in a Schedule 13G/A dated February 6, 2006. Dimensional Fund Advisers Inc. disclaims beneficial ownership of such shares.
5	Based upon information disclosed in a Schedule 13G/A dated February 15, 2006. American Express Trust Company, the trustee of certain Pep Boys retirement plans, which beneficially own shares, disclaims beneficial ownership of such shares.

The following table shows how many shares the directors and named executive officers beneficially owned on March 31, 2006. The address for each of such individuals is 3111 West Allegheny Avenue, Philadelphia, PA 19132.

Name	Number of Shares Owned[1]	Percent of Outstanding Shares
Lawrence N. Stevenson	1,001,108	1.74%
Benjamin Strauss[2]	694,090	1.23%
Harry F. Yanowitz	274,280	+
Mark L. Page	226,504	+
Hal Smith	203,299	+
Mark S. Bacon	47,137	+
William Leonard	30,000	+
Peter A. Bassi	25,000	+
Jane Scaccetti	23,950	+
John T. Sweetwood	23,129	+
Malcolmn D. Pryor	22,000	+
M. Shân Atkins	3,500	+
Robert H. Hotz	3,000	+
All directors and current executive officers as a group (14 people)	2,716,159	4.67%

+	Represents less than 1%.
1	Includes shares for which the named person has sole voting and investment power and non-voting interests including restricted stock units and deferred compensation accounted for as Pep Boys Stock. Also includes the following shares that can be acquired through stock option exercises through May 30, 2006: Stevenson – 840,632; Strauss – 25,200; Yanowitz – 88,600; Page – 211,100; Smith – 115,400; Bacon – 20,600; Leonard – 8,000; Bassi – 20,000; Scaccetti – 16,000; Sweetwood – 20,000; Pryor – 21,000; Atkins – 3,000; Hotz – 3,000; and as a group – 1,499,257.
2	These amounts include the following shares for which Mr. Strauss has sole voting and investment power:
• 66,384 shares owned by a trust in which Mr. Strauss has a beneficial interest • 49,036 shares owned in custody or trust for the benefit of Mr. Strauss’ minor child
These amounts also include the following shares for which Mr. Strauss may be deemed to have shared voting and investment power, but disclaims beneficial interest:
• 217,600 shares owned by The Strauss Foundation, a non-profit charitable foundation, of which Mr. Strauss is a co-trustee • 1,931 shares owned by Mr. Strauss’ spouse

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has no relationships, nor is it a party to any transactions, of a nature required to be disclosed by Item 404 of Regulation S-K.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

     The following table summarizes the aggregate fees billed to us by our independent registered public accountants, Deloitte & Touche LLP.

Fiscal Year	2005	2004

Audit Fees	$ 1,319,565	$891,810
Audit-Related Fees	65,550	119,700
Tax Fees	41,665	242,328
All Other Fees	0	0
Total	$ 1,426,780	$1,253,838

     Audit Fees billed in fiscal 2005 and fiscal 2004 consisted of (i) the audit of our annual financial statements, (ii) the audit of our internal control over financial reporting, (iii) the reviews of our quarterly financial statements and (iv) comfort letters, statutory and regulatory audits, consents and other services related to SEC matters.

     Audit-Related Fees billed in fiscal 2005 and 2004 consisted of (i) financial accounting and reporting consultations, (ii) Sarbanes-Oxley Act Section 404 advisory services and (iii) employee benefit plan audits.

     Tax Fees billed in fiscal 2005 and 2004 consisted of tax compliance services in connection with tax audits and appeals. Tax Fees billed in fiscal 2004 also included tax planning and advice rendered in connection with capitalization and depreciation of fixed assets.

     The Audit Committee annually engages Pep Boys’ independent registered public accounting firm and pre-approves, for the following fiscal year, their services related to the annual audit and interim quarterly reviews of Pep Boys’ financial statements and all reasonably related assurance and services. All non-audit services are considered for approval by the Audit Committee on an as-requested basis by Pep Boys. For fiscal 2005, the Audit Committee discussed the non-audit services with Deloitte & Touche LLP and management to determine that they were permitted under the rules and regulations concerning auditor independence promulgated by the SEC and the American Institute of Certified Public Accountants. Following such discussions, the Audit Committee determined that the provision of such non-audit services by Deloitte & Touche LLP was compatible with maintaining their independence.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

		Page
1.	The following consolidated financial statements of The Pep Boys—Manny, Moe & Jack are included in Item 8.

	Report of Independent Registered Public Accounting Firm	27

	Consolidated Balance Sheets—January 28, 2006 and January 29, 2005	28

	Consolidated Statements of Operations—Years ended January 28, 2006, January 29, 2005 and January 31, 2004	29

	Consolidated Statements of Stockholders’ Equity—Years ended January 28, 2006, January 29, 2005 and January 31, 2004	30

	Consolidated Statements of Cash Flows —Years ended January 28, 2006, January 29, 2005 and January 31, 2004	31

	Notes to Consolidated Financial Statements	32

2.	The following consolidated financial statement schedule of
	The Pep Boys—Manny, Moe & Jack is included.

	Schedule II Valuation and Qualifying Accounts and Reserves	82

	All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits	77

(3.1)	Articles of Incorporation, as amended	Incorporated by reference from the
Company’s Form 10-K for the fiscal year
ended January 30, 1988.
(3.2)	By-Laws, as amended	Incorporated by reference from the
Registration Statement on Form S-3 (File
No. 33-39225).
(3.3)	Amendment to By-Laws (Declassification of Board	Incorporated by reference from the
	of Directors)	Company’s Form 10-K for the fiscal year
ended January 29, 2000.
(4.1)	Indenture, dated as of July 15, 1997, between the	Incorporated by reference from the
	Company and PNC Bank, National Association, as	Registration Statement on Form S-3 (File
	Trustee, including form of security.	No. 333-30295).

(4.2)	Indenture dated May 21, 2002, between the	Incorporated by reference from the
	Company and Wachovia Bank, National	Registration Statement on Form S-3 (File
	Association, as Trustee, including form of security.	No. 333-98255).
(4.3)	Indenture, dated December 14, 2004, between the	Incorporated by reference from the
	Company and Wachovia Bank, National	Company’s Form 8-K dated December 15,
	Association, as trustee, including form of security.	2004.
(4.4)	Supplemental Indenture, dated December 14, 2004,	Incorporated by reference from the
	between the Company and Wachovia Bank,	Company’s Form 8-K dated December 15,
	National Association, as trustee.	2004.
(4.5)	Rights Agreement dated as of December 5, 1997	Incorporated by reference from the
	between the Company and First Union National	Company’s Form 8-K dated December 8,
	Bank	1997.
(4.6)	Dividend Reinvestment and Stock Purchase Plan	Incorporated by reference from the
	dated January 4, 1990	Registration Statement on Form S-3 (File
No. 33-32857).
(10.1)*	Medical Reimbursement Plan of the Company	Incorporated by reference from the
Company’s Form 10-K for the fiscal year
ended January 31, 1982.
(10.2)*	Directors’ Deferred Compensation Plan, as	Incorporated by reference from the
	amended	Company’s Form 10-K for the fiscal year
ended January 30, 1988.
(10.3)*	Form of Employment Agreement between the	Incorporated by reference from the
	Company and certain officers of the Company.	Company’s Form 10-Q for the quarter
ended October 31, 1998.
(10.4)*	Change of Control Agreement dated as of February	Incorporated by reference from the
	10, 2006 between the Company and Harry F.	Company’s Form 8-K filed on February 13,
	Yanowitz.	2006.
(10.5)*	Form of Non-Competition Agreement between the	Incorporated by reference from the
	Company and certain officers of the Company.	Company’s Form 8-K filed on February 10,
2006.
(10.6)*	Non-Competition Agreement dated October 5, 2005	Incorporated by reference from the
	between the Company and Mark L. Page.	Company’s Form 8-K filed on October 5,
2005.
(10.7)*	The Pep Boys—Manny, Moe and Jack 1990 Stock	Incorporated by reference from the
	Incentive Plan—Amended and Restated as of March	Company’s Form 10-K for the year ended
	26, 2001.	February 1, 2003.
(10.8)*	The Pep Boys—Manny, Moe and Jack 1999 Stock	Incorporated by reference from the
	Incentive Plan—amended and restated as of	Company’s Form 10-Q for the quarter
	September 15, 2005.	ended October 29, 2005.
(10.9)*	The Pep Boys—Manny, Moe & Jack Pension	Incorporated by reference from the
	Plan—Amended and Restated as of September 10,	Company’s Form 10-K for the fiscal year
	2001.	ended February 1, 2003

(10.10)*	The Pep Boys-Manny, Moe & Jack Pension Plan
Amendment 2005-1
(10.11)*	Long-Term Disability Salary Continuation Plan	Incorporated by reference from the
	amended and restated as of March 26, 2002.	Company’s Form 10-K for the fiscal year
ended February 1, 2003.
(10.12)*	Amendment and restatement as of September 3,	Incorporated by reference from the
	2002 of The Pep Boys Savings Plan.	Company’s Form 10-Q for the quarter
ended November 2, 2002.
(10.13)*	The Pep Boys Savings Plan Amendment 2004-1	Incorporated by reference from the
Company’s Form 10-K for the fiscal year
ended January 31, 2004.
(10.14)*	The Pep Boys Savings Plan Amendment 2005-1
(10.15)*	Amendment and restatement as of September 3,	Incorporated by reference from the
	2002 of The Pep Boys Savings Plan—Puerto Rico.	Company’s Form 10-Q for the quarter
ended November 2, 2002.
(10.16)*	The Pep Boys Deferred Compensation Plan	Incorporated by reference from the
Company’s Form 10-K for the fiscal year
ended January 31, 2004.
(10.17)*	The Pep Boys Annual Incentive Bonus Plan	Incorporated by reference from the
	(amended and restated as of December 9, 2003)	Company’s Form 10-K for the fiscal year
ended January 31, 2004.
(10.18)*	Amendment to and Restatement of the Executive	Incorporated by reference from The
	Supplemental Pension Plan, effective as of January	Company’s Form 10-Q for the quarter
	31, 2004.	ended May 1, 2004.
(10.19)	Flexible Employee Benefits Trust	Incorporated by reference from the
Company’s Form 8-K filed May 6, 1994.
(10.20)	The Pep Boys Grantor Trust Agreement
(10.21)	Amended and Restated Loan and Security	Incorporated by reference from the
	Agreement, dated August 1, 2003, by and among	Company’s Form 10-Q for the quarter
	the Company, Congress Financial Corporation, as	ended August 2, 2003.
Agent, The CIT Group/Business Credit, Inc. and
General Electric Capital Corporation, as Co-
Documentation Agents, and the Lenders from time
to time party thereto.
(10.22)	Amendment No. 1, dated October 24, 2003, to the	Incorporated by reference from the
	Amended and Restated Loan and Security	Company’s Form 10-Q for the quarter
	Agreement, by and among the Company, Congress	ended November 1, 2003.
Financial Corporation, as Agent, and the other
parties thereto.
(10.23)	Amendment No. 2, dated October 15, 2004, to the
Amended and Restated Loan and Security
Agreement, by and among the Company, Congress
Financial Corporation, as Agent, and the other
parties thereto.
(10.24)	Amendment No. 3, dated December 2, 2004, to the	Incorporated by reference from the
	Amended and Restated Loan and Security	Company’s Form 8-K filed December 3,
	Agreement, by and among the Company, Congress	2004.
Financial Corporation, as Agent, and the other
parties thereto.
(10.25)	Amendment No. 4, dated November 16, 2005, to the
Amended and Restated Loan and Security
Agreement, by and among the Company, Congress
Financial Corporation, as Agent, and the other
parties thereto.

(10.26)	Amendment No. 5, dated January 27, 2006, to the	Incorporated by reference from the
	Amended and Restated Loan and Security	Company’s Form 8-K filed January 30,
	Agreement, by and among the Company, Congress	2006.
Financial Corporation, as Agent, and the other
parties thereto.
(10.27)	Participation Agreement, dated as of August 1,	Incorporated by reference from the
	2003, among the Company, Wachovia Development	Company’s Form 10-Q for the quarter
	Corporation, as the Borrower and the Lessor, the	ended August 2, 2003.
Lenders and Wachovia Bank, National Association,
as Agent for the Lenders and the Secured Parties.

(10.28)	Amended and Restated Lease Agreement, dated as	Incorporated by reference from the
	of August 1, 2003, between Wachovia Development	Company’s Form 10-Q for the quarter
	Corporation, as Lessor, and the Company.	ended August 2, 2003.
(10.29)	Trade Agreement, dated October 18, 2004, between	Incorporated by reference from the
	the Company and GMAC Commercial Finance,	Company’s Form 8-K dated October 19,
	LLC.	2004.
(10.30)	Master Lease Agreement, dated October 18, 2004,	Incorporated by reference from the
	between the Company and with RBS Lombard, Inc.	Company’s Form 8-K dated October 19,
2004.
(10.31)	Credit Agreement, dated January 27, 2006, among	Incorporated by reference from the
	the Company, Wachovia Bank, National	Company’s Form 8-K filed January 30,
	Association, as Administrative Agent, and the other	2006.
parties thereto.

(12)	Computation of Ratio of Earnings to Fixed Charges
(21)	Subsidiaries of the Company
(23)	Consent of Independent Registered Public
Accounting Firm
(31.1)	Certification of Chief Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Chief Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Chief Executive Officer Certification pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002
(32.2)	Chief Financial Officer Certification pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

(b) None
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEP BOYS—MANNY, MOE & JACK
(Registrant)

	by:	/s/ HARRY F. YANOWITZ
Harry F. Yanowitz
Senior Vice President and
Dated: April 12, 2006		Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE
/s/ LAWRENCE N. STEVENSON	Chief Executive Officer	April 12, 2006
Lawrence N. Stevenson	(Principal Executive Officer)

/s/ HARRY F. YANOWITZ	Senior Vice President and	April 12, 2006
Harry F. Yanowitz	Chief Financial Officer
(Principal Financial Officer)

/s/ BERNARD K. MCELROY	Chief Accounting Officer	April 12, 2006
Bernard K. McElroy	and Treasurer (Principal
Accounting Officer)

/s/ WILLIAM LEONARD	Chairman of the Board	April 12, 2006
William Leonard

/s/ M. SHAN ATKINS	Director	April 12, 2006
M. Shan Atkins

/s/ PETER A. BASSI	Director	April 12, 2006
Peter A. Bassi

/s/ ROBERT H. HOTZ	Director	April 12, 2006
Robert H. Hotz

/s/ MALCOLMN D. PRYOR	Director	April 12, 2006
Malcolmn D. Pryor

/s/ JANE SCACCETTI	Director	April 12, 2006
Jane Scaccetti

/s/ BENJAMIN STRAUSS	Director	April 12, 2006
Benjamin Strauss

/s/ JOHN T. SWEETWOOD	Director	April 12, 2006
John T. Sweetwood

FINANCIAL STATEMENT SCHEDULES FURNISHED PURSUANT TO THE REQUIREMENTS OF FORM 10-K

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES	SCHEDULE II—VALUATION AND
QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions	Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions[1]	Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended January 28, 2006	$1,030	$1,733	$—	$1,575	$1,188
Year Ended January 29, 2005	$739	$1,831	$—	$1,540	$1,030
Year Ended January 31, 2004	$422	$1,768	$—	$1,451	$739

[1]	Uncollectible accounts written off.

Column A	Column B	Column C		Column D	Column E
		Additions	Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts[2]	Deductions[3]	Period
SALES RESERVE:
Year Ended January 28, 2006	$1,459	$—	$96,010	$95,743	$1,726
Year Ended January 29, 2005	$1,217	$—	$104,767	$104,525	$1,459
Year Ended January 31, 2004	$959	$—	$93,699	$93,441	$1,217

[2]	Additions charged to merchandise sales.

[3]	Actual returns and allowances.