Form 10-Q
period 2006-04-29
PEP BOYS MANNY MOE & JACK
filed 2006-06-07
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 29, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of May 26, 2006 there were 54,252,467 shares of the registrant’s Common Stock outstanding.

Index		Page
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets -
	April 29, 2006 and January 28, 2006	3

	Consolidated Statements of Operations -
	Thirteen weeks ended April 29, 2006 and April 30, 2005	4

	Consolidated Statements of Cash Flows -
	Thirteen weeks ended April 29, 2006 and April 30, 2005	5

	Notes to Condensed Consolidated Financial Statements	6-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

SIGNATURES		29

INDEX TO EXHIBITS		30

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

UNAUDITED

	April 29, 2006	Jan. 28, 2006 *
ASSETS
Current Assets:
Cash and cash equivalents	$51,698	$48,281
Accounts receivable, net	37,928	36,434
Merchandise inventories	618,650	616,292
Prepaid expenses	40,648	40,952
Other	72,049	85,446
Assets held for disposal	2,083	652
Total Current Assets	823,056	828,057
Property and Equipment—at cost:
Land	257,105	257,802
Buildings and improvements	917,007	916,580
Furniture, fixtures and equipment	667,145	671,189
Construction in progress	16,672	15,858
	1,857,929	1,861,429
Less accumulated depreciation and amortization	926,857	914,040

Total Property Plant and Equipment—Net	931,072	947,389
Other	46,471	46,307
Total Assets	$1,800,599	$1,821,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$256,740	$261,940
Trade payable program liability	13,243	11,156
Accrued expenses	281,487	290,761
Deferred income taxes	14,957	15,417
Current maturities of long-term debt and obligations under capital leases	1,258	1,257
Total Current Liabilities	567,685	580,531
Long-term debt and obligations under capital leases, less current maturities	460,702	467,239
Convertible long-term debt	119,000	119,000
Other long-term liabilities	58,177	57,481
Deferred income taxes	3,509	2,937
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, par value $1 per share: Authorized 500,000,000 shares; Issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	288,570	288,098
Retained earnings	477,438	481,926
Accumulated other comprehensive loss	(3,229)	(3,565)
Less cost of shares in treasury—12,109,304 shares and 12,152,968 shares	(180,546)	(181,187)
Less cost of shares in benefits trust—2,195,270 shares	(59,264)	(59,264)
Total Stockholders’ Equity	591,526	594,565
Total Liabilities and Stockholders’ Equity	$1,800,599	$1,821,753

See notes to condensed consolidated financial statements.

* Taken from the audited financial statements as of January 28, 2006

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

UNAUDITED

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
	Amount	Amount
Merchandise Sales	$456,742	$463,263
Service Revenue	99,187	100,251
Total Revenues	555,929	563,514
Costs of Merchandise Sales	329,583	341,318
Costs of Service Revenue	88,066	83,807
Total Costs of Revenues	417,649	425,125
Gross Profit from Merchandise Sales	127,159	121,945
Gross Profit from Service Revenue	11,121	16,444
Total Gross Profit	138,280	138,389
Selling, General and Administrative Expenses	131,093	135,161
Operating Profit	7,187	3,228
Non-operating Income	2,259	1,738
Interest Expense	10,337	8,915
Loss From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(891)	(3,949)

Income Tax Expense (Benefit)	31	(1,481)
Net Loss From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(922)	(2,468)

Loss From Discontinued Operations, Net of Tax	(48)	(306)
Cumulative Effect of Change in Accounting Principle, Net of Tax	267	—
Net Loss	(703)	(2,774)
Retained Earnings, beginning of period	481,926	536,780
Cash Dividends	(3,705)	(3,562)
Effect of Stock Options	(66)	(1,257)
Dividend Reinvestment Plan	(14)	(10)
Retained Earnings, end of period	$477,438	$529,177
Basic and Diluted Loss Per Share:
Basic and diluted weighted average shares outstanding	54,224	55,185
Net Loss from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$(0.02)	$(0.04)
Discontinued Operations, Net of Tax	—	(0.01)
Cumulative Effect of Change in Accounting Principle, Net of Tax	0.01	—
Basic and Diluted Loss Per Share	$(0.01)	$(0.05)
Cash Dividends Per Share	$0.0675	$0.0675

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

UNAUDITED

Thirteen Weeks Ended	April 29, 2006	April 30, 2005
Cash Flows from Operating Activities:
Net loss	$(703)	$(2,774)
Adjustments to Reconcile Net Loss to Net Cash Provided by Continuing Operations:
Net loss from discontinued operations	48	306
Depreciation and amortization	20,723	18,785
Cumulative effect of change in accounting principle, net of tax	(267)	—
Accretion of asset disposal obligation	67	28
Stock compensation expense	1,148	788
Deferred income taxes	(90)	3,019
Loss from sales of assets	422	893
Excess tax benefits from stock based awards	(23)	—
Increase in cash surrender value of life insurance policies	(385)	(1,090)
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable, prepaid expenses and other	12,901	14,097
Increase in merchandise inventories	(2,358)	(16,952)
(Decrease) Increase in accounts payable	(5,200)	22,443
Decrease in accrued expenses	(10,088)	(25,262)
Increase in other long-term liabilities	696	13,451
Net cash provided by continuing operations	16,891	27,732
Net cash used in discontinued operations	(117)	(615)
Net Cash Provided by Operating Activities	16,774	27,117

Cash Flows from Investing Activities:
Cash paid for property and equipment	(5,628)	(19,413)
Proceeds from sales of assets	135	68
Net Cash Used in Investing Activities	(5,493)	(19,345)
Cash Flows from Financing Activities:
Net payments under line of credit agreement	(6,450)	(8,346)
Excess tax benefits from stock based awards	23	—
Net borrowings on trade payable program liability	2,087	3,643
Reduction of long-term debt	(5)	(4)
Payments on capital lease obligations	(81)	(18)
Dividends paid	(3,705)	(3,562)
Proceeds from exercise of stock options	48	2,025
Proceeds from dividend reinvestment plan	219	(10)
Net Cash Used in Financing Activities	(7,864)	(6,272)
Net Increase in Cash	3,417	1,500
Cash and Cash Equivalents at Beginning of Period	48,281	82,758
Cash and Cash Equivalents at End of Period	$51,698	$84,258
Supplemental Disclosure of Cash Flow Information
Non-cash investing activities:
Accrued purchases of property and equipment	$672	$3,079

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of April 29, 2006, the consolidated statements of operations for the thirteen week periods ended April 29, 2006 and April 30, 2005 and the consolidated statements of cash flows for the thirteen week periods ended April 29, 2006 and April 30, 2005 are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at April 29, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by Rule 10-01 of the Security and Exchange Commission’s Regulation S-X, “Interim Financial Statements”. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006. The results of operations for the thirteen weeks ended April 29, 2006 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation — See Note 6.

NOTE 2. New Accounting Standard

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. In April 2005, the adoption date of SFAS No. 123R was delayed to financial statements issued for the first annual period beginning after June 15, 2005. The Company adopted SFAS No. 123R on January 29, 2006 using the modified prospective method. The impact of adopting this Standard is discussed in Note 3 “Accounting for Stock-Based Compensation”.

NOTE 3. Accounting for Stock-Based Compensation

The Company has a stock-based compensation plan originally approved by the stockholders on May 21, 1990 under which it has previously granted non-qualified stock options and incentive stock options to key employees and members of the Company’s Board of Directors. As of April 29, 2006, there were no awards remaining available for grant under the 1990 Plan. The Company has a stock-based compensation plan originally approved by the stockholders on June 2, 1999 under which it has previously granted and may continue to grant non-qualified stock options, incentive stock options and restricted stock units (RSUs) to key employees and members of the Company’s Board of Directors. As of April 29, 2006, there were 1,222,144 awards remaining available for grant under the 1999 Plan.

Incentive stock options and non-qualified stock options previously granted under the plans (i) to non-officers vest fully on the third anniversary of their grant date and (ii) to officers vest over a four-year period, with one-fifth vesting on each of the grant date and the next four anniversaries thereof. Generally, options granted prior to March 3, 2004 carry an expiration date of ten years and options granted on or after March 3, 2004 carry an expiration date of seven years.

RSUs previously granted to non-officers vest fully on the third anniversary of their grant date. RSUs previously granted to officers (i) on or prior to January 28, 2006, vest over a four-year period with one-fifth vesting on each of the grant date and the next four anniversaries thereof and (ii) after January 28, 2006, vest over a four-year period with one-fourth vesting on each of the first four anniversaries of the grant date.

The Company has also granted RSUs under the 1999 plan in conjunction with its non-qualified deferred compensation plan. Under the deferred compensation plan, the first 20% of an officer’s bonus deferred into the Company’s stock fund is matched by the Company on a one-for-one basis with RSUs that vest over a three-year period, with one third vesting on each of the first three anniversaries of the grant date.

The exercise price, term and other conditions applicable to future stock option and RSU grants under the 1999 plan are generally determined by the Board of Directors; provided that the exercise price of stock options must be at least 100% of the quoted market price of the common stock on the grant date. The Company currently satisfies share requirements resulting from RSU vesting and option exercises from its Treasury. The Company believes its Treasury share balance at April 29, 2006 is adequate to satisfy such activity during the next twelve-month period.

Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 29, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to share-based compensation.

SFAS No. 123R also requires the Company to change the classification, in its consolidated statement of cash flows, of any tax benefits realized upon the exercise of stock options or issuance of RSUs in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as a financing cash inflow rather than as a reduction of income taxes paid in the Company’s consolidated statement of cash flows.

The Company recognized $543,000 and $605,000 of compensation expense related to stock options and RSUs, respectively, in its operating results (included in selling, general and administrative expenses) in the thirteen weeks ended April 29, 2006. The associated deferred tax benefit recognized was $430,500 in the thirteen weeks ended April 29, 2006. Compensation expense for RSUs recognized before implementation of SFAS No. 123R for the thirteen weeks ended April 30, 2005 was $788,000, and was included in selling, general and administrative expenses. The cumulative effect resulting from initially applying the provisions of SFAS No. 123R to RSUs was approximately $267,000, net of tax.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatilities for a time period similar to that of the expected term. In estimating the expected term of the options, the Company has utilized the “simplified method” allowable under SEC Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free rate is based on the U.S. treasury yield curve for issues with a remaining term equal to the expected term.

The following table sets forth the assumptions used to determine compensation cost for our stock options consistent with the requirements of SFAS No. 123R.

Thirteen Weeks Ended April 29, 2006
Expected volatility	54.50%
Expected annual dividend yield	1.70%
Risk free rate of return	4.64%
Expected option term (years)	4.75

Under APB No. 25 there was no compensation cost recognized for the Company’s stock options awarded in the thirteen weeks ended April 30, 2005 as these stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

(dollar amounts in thousands, except share data)	Thirteen Weeks Ended April 30, 2005

Net loss, as reported	$(2,774)

Add: Total stock-based compensation for RSU’s, net of tax	$493
Deduct: Total stock-based employee compensation cost determined under the fair value method, net of tax	(879)

Pro forma net loss	$(3,160)

Loss per share:
Basic and diluted—as reported	$(0.05)
Basic and diluted—pro forma	$(0.06)

The following sets forth fair value per share information, including related assumptions, used to determine compensation cost consistent with the requirements of SFAS No. 123:

Thirteen Weeks Ended April 30, 2005

Assumptions:
Expected annual dividend yield	1.77%
Expected volatility	46.0%
Risk-free interest rate range:
high	4.5%
low	3.5%
Ranges of expected lives (in years)	3-8

The following table summarizes information about stock option activity for the thirteen weeks ended April 29, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 29, 2006	4,537,155	$15.87	4.7
Granted	32,580	15.86
Exercised	(7,400)	6.71
Canceled	(159,750)	24.30

Outstanding at April 29, 2006	4,402,585	$15.54	4.5	$2,954,195

Exercisable at April 29, 2006	3,714,492	$15.72	3.8	$3,140,229

The weighted average fair value of options granted during the thirteen weeks ended April 29, 2006 and April 30, 2005 was $7.49 and $7.78, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the thirteen weeks ended April 29, 2006 and April 30, 2005 was approximately $63,000 and $1,806,000, respectively. During the thirteen weeks ended April 29, 2006, the amount of cash received from the exercise of stock options was $48,000 resulting in a tax benefit of $23,000.

At April 29, 2006, there was approximately $2,131,000 of total unrecognized pre-tax compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.13 years. The total fair value of stock options vested during the thirteen weeks ended April 29, 2006 and April 30, 2005 was approximately $1,704,000 and $4,423,000, respectively.

The following table summarizes information about nonvested stock awards (RSUs) as of April 29, 2006 and changes for the thirteen weeks ended April 29, 2006.

	Number of RSUs	Weighted Average Grant Date Fair Value

Non-vested at January 28, 2006	265,815	$18.41
Granted	116,581	15.63
Vested	(60,580)	19.83
Forfeited	—	—
Non-vested at April 29, 2006	321,816	$17.14

At April 29, 2006, there was approximately $2,725,000 of total unrecognized pre-tax compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of RSUs vested during the thirteen weeks ended April 29, 2006 and April 29, 2005 was approximately $1,201,000 and $1,110,000, respectively. The total intrinsic value of RSUs converted during the thirteen weeks ended April 29, 2006 and April 29, 2005 was approximately $(162,000) and $(121,000), respectively. During the thirteen weeks ended April 29, 2006, the tax benefit realized for converted RSUs was not material. The grant date weighted average fair value for RSUs granted during the thirteen weeks ended April 29, 2005 was $17.72.

NOTE 4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $617,660,312 and $615,698,000 as of April 29, 2006 and January 28, 2006, respectively.

The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when market is lower than recorded costs. The reserves are revised, if necessary, on a quarterly basis for adequacy. The Company’s reserves against inventory for these matters were $12,822,000 at April 29, 2006 and January 28, 2006.

NOTE 5. Other Current Assets

The Company’s other current assets for the periods ending April 29, 2006 and January 28, 2006 were as follows:

(dollar amounts in thousands)	April 29, 2006	Jan. 28, 2006

Reinsurance premiums receivable	$69,354	$82,629
Income taxes receivable	2,604	2,694
Other	91	123
Total	$72,049	$85,446

NOTE 6. Discontinued Operations

In accordance with SFAS No. 144, discontinued operations has reflected the ongoing costs associated with thirteen stores remaining from the 33 stores closed on July 31, 2003 as part of the Company’s corporate restructuring noted above. Additionally, during the third quarter of fiscal 2005 the Company reclassified into discontinued operations the revenues and costs associated with another store in accordance with SFAS No. 144.

Below is a summary of these stores’ operations for the thirteen weeks ended April 29, 2006 and April 30, 2005:

	Thirteen Weeks Ended
(dollar amounts in thousands)	April 29, 2006	April 30, 2005
Revenues in discontinued operations:
Merchandise Sales	$574	$585
Service Revenue	99	126
Total revenues, discontinued operations	$673	$711

Loss from discontinued operations before income taxes	$(48)	$(490)

Additionally, the Company has classified certain assets as assets held for disposal on its balance sheets. As of April 29, 2006 and January 28, 2006 the net book values of these assets were as follows:

(dollar amounts in thousands)	April 29, 2006	January 28, 2006
Land	$817	$120
Buildings and improvements	1,248	532
Equipment	18	—
	$2,083	$652

Store Transfers

During the first quarter of 2006, the Company reclassified a store from assets held for use to assets held for disposal in accordance with the provisions of SFAS No. 144. This store, closed in October 2000, was carried as an asset held for use. The Company anticipates disposing of it within one year.

NOTE 7. Pension and Savings Plan

Pension expense includes the following:

	Thirteen Weeks Ended
(dollar amounts in thousands)	April 29, 2006	April 30, 2005

Service cost	$73	$91
Interest Cost	756	753
Expected return on plan assets	(581)	(587)
Amortization of transition obligation	41	41
Amortization of prior service cost	87	91
Amortization of net loss	528	545
Net periodic benefit cost	$904	$934

The Company originally expected to contribute approximately $1,417,000 to its pension plan in fiscal 2006. As of April 29, 2006, $76,000 of such contributions had been made. The Company has revised its expectations and now expects the total contributions for fiscal 2006 to be approximately $304,000.

The Company has two 401(k) savings plans, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation. The Company’s savings plans’ contribution expense was approximately $829,000 and $841,000 for the thirteen weeks ending April 29, 2006 and April 30, 2005, respectively.

On January 31, 2004, the Company amended and restated its Executive Supplemental Retirement Plan (SERP). This amendment converted the defined benefit plan to a defined contribution plan for certain unvested participants and all future participants. All vested participants continue to accrue benefits according to the previous defined benefit formula. The Company’s contribution expense for the defined contribution portion of the plan was approximately $244,000 and $218,000 for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively.

NOTE 8. Advertising Expense

The Company expenses the production costs of advertising the first time the advertising takes place. Gross advertising expense for the thirteen weeks ended April 29, 2006 and April 30, 2005 was approximately $21,242,000 and $23,218,000, respectively. No advertising costs were recorded as assets as of April 29, 2006 or January 28, 2006.

Prior to the first quarter of fiscal 2006, the Company received funds from vendors for cooperative advertising. Certain cooperative advertising reimbursements were netted against specific, incremental, identifiable costs incurred in connection with the selling of the vendor’s product. Cooperative advertising reimbursements of $8,826,000 for the thirteen weeks ended April 30, 2005 were recorded as a reduction of advertising expense with the net amount included in selling, general and administrative expenses in the consolidated statement of operations. Any excess reimbursements over these costs were characterized as a reduction of inventory and were recognized as a reduction of cost of sales as the inventories were sold, in accordance with Emerging Issues Task Force (EITF) No. 02-16. The amount of excess reimbursements recognized as a reduction of costs of sales was $10,432,000 for the thirteen weeks ended April 30, 2005.

The Company has restructured substantially all of its vendor agreements, effective January 29, 2006, to provide flexibility in how it can use vendor support funds, and eliminate the administrative burden associated with tracking the application of such funds. Accordingly, in the thirteen weeks ended April 29, 2006, all vendor support funds were treated as a reduction of inventories and were recognized as a reduction to cost of sales as inventories were subsequently sold.

NOTE 9. Debt and Financing Arrangements

On January 27, 2006 the Company entered into a $200,000,000 Senior Secured Term Loan facility due January 27, 2011. This facility is due March 1, 2007, if the Company’s 4.25% Convertible Senior Notes have not been converted, repurchased or refinanced prior to March 1, 2007. At April 29, 2006, the Company had the intent to retire the Convertible Senior Notes prior to March 1, 2007 and the ability to do so using its long term revolving credit facility. Both the Term Loan facility and the Convertible Senior Notes are classified as long term debt in the Company’s April 29, 2006 consolidated balance sheet.

In the first quarter of fiscal 2005, the Company reclassified, to current liabilities on its consolidated balance sheet, $43,000,000 aggregate principal amount of 6.88% Medium-Term Notes with a stated maturity date of March 6, 2006.

NOTE 10. Warranty Reserve

The Company provides warranties for both its merchandise sales and service labor. Warranties for merchandise are generally covered by the respective vendors, with the Company covering any costs above the vendor’s stipulated allowance. Service labor warranties are covered in full by the Company on a limited lifetime basis. The Company establishes its warranty reserves based on historical data of warranty transactions.

Components of the reserve for warranty costs for the thirteen-week period ending April 29, 2006 are as follows:

(dollar amounts in thousands)
Beginning balance at January 28, 2006	$1,477

Additions related to current period sales	2,871

Warranty costs incurred in current period	(2,964)
Ending Balance at April 29, 2006	$1,384

NOTE 11. Supplemental Guarantor Information

On December 14, 2004, the Company issued $200,000,000 aggregate principal amount of 7.50% Senior Subordinated Notes due December 15, 2014; the Company issued $150,000,000 aggregate principal amount of 4.25% Convertible Senior Notes due June 1, 2007; and on January 27, 2006 the Company entered into a $200,000,000 Senior Secured Term Loan facility bearing interest of LIBOR plus 3.0% due January 27, 2011 (March 1, 2007 if the Company’s $119,000,000 Convertible Senior Notes have not been converted, repurchased or refinanced prior to March 1, 2007). All issuances are unsecured and jointly and severally and fully and unconditionally guaranteed by the Company’s 100% owned direct and indirect operating subsidiaries, The Pep Boys Manny, Moe & Jack of California, Pep Boys - Manny, Moe & Jack of Delaware, Inc. and Pep Boys - Manny, Moe & Jack of Puerto Rico, Inc. PBY Corporation was added as a subsidiary guarantor of both issuances on January 6, 2005.

The following are condensed consolidating balance sheets of the Company as of April 29, 2006 and January 28, 2006 and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for the thirteen weeks ended April 29, 2006 and April 30, 2005.

CONDENSED CONSOLIDATING BALANCE SHEET
(dollar amounts in thousands)
(unaudited)

April 29, 2006	Pep Boys	Subsidiary Guarantors	Non- Subsidiary Guarantors	Consolidation/ Elimination	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$13,010	$7,482	$31,206	$—	$51,698
Accounts receivable, net	21,509	16,419	—	—	37,928
Merchandise inventories	206,940	411,710	—	—	618,650
Prepaid expenses	30,141	11,360	13,834	(14,687)	40,648
Deferred income taxes	303	(21,535)	6,275	14,957	—
Other	2,737	2,292	67,020	—	72,049
Assets held for disposal	1,431	652	—	—	2,083
Total Current Assets	276,071	428,380	118,335	270	823,056
Property and Equipment—at cost:
Land	86,108	170,997	—	—	257,105
Buildings and improvements	316,567	600,440	—	—	917,007
Furniture, fixtures and equipment	278,620	388,525	—	—	667,145
Construction in progress	15,870	802	—	—	16,672
	697,165	1,160,764	—	—	1,857,929
Less accumulated depreciation and amortization	372,589	554,268	—	—	926,857
Property and Equipment—Net	324,576	606,496	—	—	931,072
Investment in subsidiaries	1,541,118	1,323,664	—	(2,864,782)	—
Intercompany receivable	—	656,639	77,790	(734,429)	—
Other	42,265	3,746	—	460	46,471
Total Assets	$2,184,030	$3,018,925	$196,125	$(3,598,481)	$1,800,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$256,731	$9	$—	$—	$256,740
Trade payable program liability	13,243	—	—	—	13,243
Accrued expenses	44,348	89,872	182,082	(34,815)	281,487
Deferred income taxes	—	—	—	14,957	14,957
Current maturities of long-term debt and obligations under capital leases	1,258	—	—	—	1,258
Total Current Liabilities	315,580	89,881	182,082	(19,858)	567,685
Long-term debt and obligations under capital leases, less current maturities	420,981	39,721	—	—	460,702
Convertible long-term debt	119,000	—	—	—	119,000
Other long-term liabilities	9,246	28,343	—	20,588	58,177
Intercompany liabilities	734,428	—	—	(734,428)	—
Deferred income taxes	(6,731)	10,240	—	—	3,509
Stockholders’ Equity:
Common stock	68,557	1,502	100	(1,602)	68,557
Additional paid-in capital	288,570	436,858	3,900	(440,758)	288,570
Retained earnings	477,438	2,412,380	10,043	(2,422,423)	477,438
Accumulated other comprehensive loss	(3,229)	—	—	—	(3,229)
Less:
Cost of shares in treasury	180,546	—	—	—	180,546
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity	591,526	2,850,740	14,043	(2,864,783)	591,526
Total Liabilities and Stockholders’ Equity	$2,184,030	$3,018,925	$196,125	$(3,598,481)	$1,800,599

CONDENSED CONSOLIDATING BALANCE SHEET
(dollar amounts in thousands)
(unaudited)

January 28, 2006	Pep Boys	Subsidiary Guarantors	Non- Subsidiary Guarantors	Consolidation/ Elimination	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$12,019	$6,953	$29,309	$—	$48,281
Accounts receivable, net	20,030	16,404	—	—	36,434
Merchandise inventories	209,384	406,908	—	—	616,292
Prepaid expenses	33,765	9,678	19,000	(21,491)	40,952
Other	6,116	8,960	70,370	—	85,446
Assets held for disposal	—	652	—	—	652
Total Current Assets	281,314	449,555	118,679	(21,491)	828,057
Property and Equipment—at cost:
Land	86,805	170,997	—	—	257,802
Buildings and improvements	316,725	599,855	—	—	916,580
Furniture, fixtures and equipment	278,742	392,447	—	—	671,189
Construction in progress	15,261	597	—	—	15,858
	697,533	1,163,896	—	—	1,861,429
Less accumulated depreciation and amortization	364,793	549,247	—	—	914,040
Property and Equipment—Net	332,740	614,649	—	—	947,389
Investment in subsidiaries	1,520,208	1,290,063	—	(2,810,271)	—
Intercompany receivable	—	631,061	84,563	(715,624)	—
Other	42,144	3,723	—	440	46,307
Total Assets	$2,176,406	$2,989,051	$203,242	$(3,546,946)	$1,821,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$261,931	$9	$—	$—	$261,940
Trade payable program liability	11,156	—	—	—	11,156
Accrued expenses	45,410	90,428	195,472	(40,549)	290,761
Deferred income taxes	64	21,690	(6,337)	—	15,417
Current maturities of long-term debt and obligations under capital leases	1,257	—	—	—	1,257
Total Current Liabilities	319,818	112,127	189,135	(40,549)	580,531
Long-term debt and obligations under capital leases, less current maturities	423,572	43,667	—	—	467,239
Convertible long-term debt	119,000	—	—	—	119,000
Other long-term liabilities	9,625	28,359	—	19,497	57,481
Intercompany liabilities	716,978	(1,353)	—	(715,625)	—
Deferred income taxes	(7,152)	10,089	—	—	2,937
Stockholders’ Equity:
Common stock	68,557	1,502	100	(1,602)	68,557
Additional paid-in capital	288,098	436,858	3,900	(440,758)	288,098
Retained earnings	481,926	2,357,802	10,107	(2,367,909)	481,926
Accumulated other comprehensive loss	(3,565)	—	—	—	(3,565)
Less:
Cost of shares in treasury	181,187	—	—	—	181,187
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity	594,565	2,796,162	14,107	(2,810,269)	594,565
Total Liabilities and Stockholders’ Equity	$2,176,406	$2,989,051	$203,242	$(3,546,946)	$1,821,753

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)

Thirteen weeks ended April 29, 2006	Pep Boys	Subsidiary Guarantors	Non- Subsidiary Guarantors	Consolidation/ Elimination	Consolidated

Merchandise Sales	$159,704	$297,038	$—	$—	$456,742
Service Revenue	34,867	64,320	—	—	99,187
Other Revenue	—	—	7,137	(7,137)	—
Total Revenues	194,571	361,358	7,137	(7,137)	555,929
Costs of Merchandise Sales	114,460	215,123	—	—	329,583
Costs of Service Revenue	30,568	57,498	—	—	88,066
Costs of Other Revenue	—	—	8,608	(8,608)	—
Total Costs of Revenues	145,028	272,621	8,608	(8,608)	417,649
Gross Profit from Merchandise Sales	45,244	81,915	—	—	127,159
Gross Profit from Service Revenue	4,299	6,822	—	—	11,121
Gross Loss from Other Revenue	—	—	(1,471)	1,471	—
Total Gross Profit (Loss)	49,543	88,737	(1,471)	1,471	138,280
Selling, General and Administrative Expenses	43,016	86,525	81	1,471	131,093
Operating (Loss) Profit	6,527	2,212	(1,552)	—	7,187
Non-operating (Expense) Income	(4,675)	27,916	298	(21,280)	2,259
Interest Expense	24,961	7,844	(1,188)	(21,280)	10,337
(Loss) Earnings From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(23,109)	22,284	(66)	—	(891)
Income Tax (Benefit) Expense	(120)	151	—	—	31
Equity in Earnings of Subsidiaries	22,024	33,026	—	(55,050)	—
(Loss) Earnings From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(965)	55,159	(66)	(55,050)	(922)
Discontinued Operations, Net of Tax	(5)	(43)	—	—	(48)
Cumulative Effect of Change in Accounting Principle, Net of Tax	267	—	—	—	267
Net (Loss) Earnings	$(703)	$55,116	$(66)	$(55,050)	$(703)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(dollar amounts in thousands)
(unaudited)

Thirteen weeks ended April 30, 2005	Pep Boys	Subsidiary Guarantors	Non- Subsidiary Guarantors	Consolidation/ Elimination	Consolidated

Merchandise Sales	$157,826	$305,437	$—	$—	$463,263
Service Revenue	34,782	65,469	—	—	100,251
Other Revenue	—	—	7,454	(7,454)	—
Total Revenues	192,608	370,906	7,454	(7,454)	563,514
Costs of Merchandise Sales	122,717	218,601	—	—	341,318
Costs of Service Revenue	28,175	55,632	—	—	83,807
Costs of Other Revenue	—	—	7,718	(7,718)	—
Total Costs of Revenues	150,892	274,233	7,718	(7,718)	425,125
Gross Profit from Merchandise Sales	35,109	86,836	—	—	121,945
Gross Profit from Service Revenue	6,607	9,837	—	—	16,444
Gross Profit from Other Revenue	—	—	(264)	264	—
Total Gross Profit	41,716	96,673	(264)	264	138,389
Selling, General and Administrative Expenses	46,991	87,821	85	264	135,161
Operating (Loss) Profit	(5,275)	8,852	(349)	—	3,228
Non-operating (Expense) Income	(3,232)	19,594	49	(14,673)	1,738
Interest Expense	20,463	3,968	(843)	(14,673)	8,915
(Loss) Earnings From Continuing Operations Before Income Taxes	(28,970)	24,478	543	—	(3,949)
Income Tax (Benefit) Expense	(10,864)	9,179	204	—	(1,481)
Equity in Earnings of Subsidiaries	15,390	16,483	—	(31,873)	—
(Loss) Earnings from Continuing Operations	(2,716)	31,782	339	(31,873)	(2,468)
Discontinued Operations, Net of Tax	(58)	(248)	—	—	(306)
Net (Loss) Earnings	$(2,774)	$31,534	$339	$(31,873)	$(2,774)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollar amount in thousands)
(unaudited)

			Non-
		Subsidiary	Subsidiary	Consolidation/
Thirteen weeks ended April 29, 2006	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Cash Flows from Operating Activities:
Net (loss) earnings	$(703)	$55,116	$(66)	$(55,050)	$(703)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash (Used in) Provided by Continuing Operations:
Non-cash operating activities	(13,311)	(20,158)	62	55,050	21,643
Change in operating assets and liabilities	1,301	(477)	(4,873)	—	(4,049)
Net cash (used in) provided by continuing operations	(12,713)	34,481	(4,877)	—	16,891
Net cash used in discontinued operations	(46)	(71)	—	—	(117)
Net Cash (Used in) Provided by Operating Activities	(12,759)	34,410	(4,877)	—	16,774
Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	(373)	(5,120)	—	—	(5,493)
Cash Flows from Financing Activities:
Net Cash Provided by (Used in) Financing Activities	14,123	(28,761)	6,774	—	(7,864)
Net Increase in Cash	991	529	1,897	—	3,417
Cash and Cash Equivalents at Beginning of Period	12,019	6,953	29,309	—	48,281
Cash and Cash Equivalents at End of Period	$13,010	$7,482	$31,206	$—	$51,698

			Non-
		Subsidiary	Subsidiary	Consolidation/
Thirteen weeks ended April 30, 2005	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Cash Flows from Operating Activities:
Net (Loss) Earnings	$(2,774)	$31,534	$339	$(31,873)	$(2,774)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash Provided by (Used In) Continuing Operations:
Non-cash operating activities	(7,027)	(2,609)	492	31,873	22,729
Change in operating assets and liabilities	23,574	(10,518)	(5,279)	—	7,777
Net cash provided by (used in) continuing operations	13,773	18,407	(4,448)	—	27,732
Net cash used in discontinued operations	(111)	(504)	—	—	(615)
Net Cash Provided by (Used in) Operating Activities	13,662	17,903	(4,448)	—	27,117
Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	(10,528)	(8,817)	—	—	(19,345)
Cash Flows from Financing Activities:
Net Cash (Used in) Provided by Financing Activities	(4,441)	(6,780)	4,949	—	(6,272)
Net (Decrease) Increase in Cash	(1,307)	2,306	501	—	1,500
Cash and Cash Equivalents at Beginning of Period	59,032	8,474	15,252	—	82,758
Cash and Cash Equivalents at End of Period	$57,725	$10,780	$15,753	$—	$84,258

NOTE 12. Contingencies

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

NOTE 13. Comprehensive Loss

Following are the components of comprehensive loss:

	Thirteen weeks ended
(Amounts in thousands)	April 29, 2006	April 30, 2005

Net loss	$(703)	$(2,774)

Other comprehensive income, net of tax:

Minimum pension liability adjustments	—	347

Derivative financial instrument adjustments	336	569

Comprehensive loss	$(367)	$(1,858)

The components of accumulated other comprehensive loss are:

	April 29,	January 28,
	2006	2006
Derivative financial instrument adjustment, net of tax	$3,996	$3,660

Minimum pension liability adjustment, net of tax	(7,225)	(7,225)
	$(3,229)	$(3,565)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below should be read in conjunction with (i) the condensed consolidated interim financial statements and the notes to such financial statements included elsewhere in this Form10-Q and (ii)the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form10-K for the fiscal year ended January 28, 2006.

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

For the thirteen weeks ended April 29, 2006, our comparable sales (sales generated by locations in operation during the same period) decreased by 0.9%, compared to a decrease of 0.3% for the thirteen weeks ended April 30, 2005. This decrease in comparable sales was comprised of slight decreases in both comparable service revenue and comparable merchandise sales. Comparable merchandise sales were negatively impacted by a comparison to the prior year’s sales levels, which were supported by the grand reopening of the Los Angeles metropolitan market.

During the first quarter of fiscal 2006, we continued to reinvest in our existing stores to redesign their interiors and enhance their exterior appeal. At the conclusion of the thirteen weeks ended April 29, 2006, we grand reopened approximately 32 stores in the New York City metropolitan market. During the remainder of fiscal 2006, approximately 75-100 additional stores are expected to be remodeled and grand reopened, including approximately 34 stores in Denver, Orlando, West Palm Beach and Miami in the second quarter. In fiscal 2007, we expect to remodel and grand reopen an additional 125-150 stores, with the balance expected to be completed in fiscal 2008.

The following discussion explains the material changes in our results of operations for the thirteen weeks ended April29, 2006 and the significant developments affecting our financial condition since January 28, 2006. We strongly recommend that you read the audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form10-K for the fiscal year ended January 28, 2006.

LIQUIDITY AND CAPITAL RESOURCES - April 29, 2006

Our cash requirements arise principally from capital expenditures related to existing stores, offices and warehouses and from the purchase of inventory. While the primary capital expenditures for the thirteen weeks ended April 29, 2006 continue to be attributed to store redesigns, the rate of our store refurbishment program was decreased significantly as a result of our decision to extend it through fiscal 2008. During the thirteen weeks ended April 29, 2006, we invested approximately $6,300,000 in property and equipment, a reduction of approximately 72% from the first quarter of fiscal 2005. We estimate that capital expenditures related to existing stores, warehouses and offices during the remainder of fiscal 2006 will be between $55,000,000 and $60,000,000, related primarily to the redesign of our existing stores.

We anticipate that our net cash provided by operating activities and our existing revolving credit facility will exceed our principal cash requirements for capital expenditures and inventory purchases in fiscal 2006. We have no material debt maturities due within the next twelve months. However, on January 27, 2006 we entered into a $200,000,000 Senior Secured Term Loan facility with a contingent due date of January 27, 2011. This facility is due March 1, 2007, if our $119,000,000 Convertible Senior Notes have not been converted, repurchased or refinanced prior to March 1, 2007. At April 29, 2006, we had the intent to retire the Convertible Senior Notes prior to March 1, 2007 and the ability to do so using our long-term revolving credit facility. At this time, we have not determined either the method of retirement or the source of funds necessary to do so. Should our existing revolving credit facility be used to retire the Convertible Senior Notes, we would need to seek alternative financing from the capital markets in order to meet cash requirements in fiscal 2007.

Working Capital increased from $247,526,000 at January 28, 2006 to $255,371,000 at April 29, 2006. At April 29, 2006, we had stockholders’ equity of $591,526,000 and long-term debt, net of current maturities, of $579,702,000. Our long-term debt was approximately 50% of our total capitalization at April 29, 2006 and January 28, 2006. As of April 29, 2006, we had an available line of credit totaling $160,260,000.

CONTRACTUAL OBLIGATIONS

The following charts represent our total contractual obligations and commercial commitments as of April 29, 2006:

(dollar amounts in thousands)		Due in less	Due in	Due in	Due After
Contractual Obligations	Total	than 1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$580,213	$3,049	$123,256	$253,736	$200,172
Operating leases	617,964	65,776	242,439	84,111	225,638
Expected scheduled interest payments on all long-term debt	218,306	37,302	63,963	57,000	60,041
Capital leases	747	209	433	105	—
Unconditional purchase obligation	4,320	945	1,890	1,485	—
Total cash obligations	$1,421,550	$107,281	$431,981	$396,437	$485,851

(1)               Long-term debt includes current maturities. Due in 3-5 years total includes $200,000,000 Senior Secured Term loan due January 21, 2011. Such maturity accelerates to March 1, 2007, if our $119,000,000 Convertible Senior Notes have not been converted, repurchased or refinanced prior to March 1, 2007. At April 29, 2006, we had the intent to retire the $119,000,000 Convertible Senior Notes prior to March 1, 2007 and the ability to do so using our long-term revolving credit facility.

The table excludes our pension obligation. Future plan contributions are dependent upon actual plan asset returns and interest rates. We originally expected to contribute approximately $1,417,000 to our pension plan in fiscal 2006. As of April 29, 2006, $76,000 of such contributions had been made. We have revised our expectations and now expect the total contributions for fiscal 2006 to be approximately $304,000.

(dollar amounts in thousands)		Due in less	Due in	Due in	Due After
Commercial Commitments	Total	than 1 year	1-3 years	3-5 years	5 years
Import letters of credit	$1,046	$1,046	$—	$—	$—
Standby letters of credit	55,208	41,643	13,565	—	—
Surety bonds	12,434	12,226	58	150	—
Total commercial commitments	$68,688	$54,915	$13,623	$150	$—

OTHER CONTRACTUAL OBLIGATIONS

In the first quarter of fiscal 2005, we entered into a contractual commitment to purchase approximately $4,800,000 of products over a six-year period. The commitment for years two through five is approximately $950,000 per year, while the final year’s commitment is approximately half that amount. Following year two, we are obligated to pay the vendor $0.60 per unit if there is a shortfall between our cumulative purchases during the two year period and the minimum purchase requirement. For years three through six, we are obligated to pay the vendor $0.60 per unit for any annual shortfall. The maximum obligation under any shortfall is approximately $950,000. At April 29, 2006, we expect to meet the cumulative minimum purchase requirements under this contract.

DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, our discontinued operations has reflected the ongoing costs associated with thirteen stores remaining from the 33 stores closed on July 31, 2003 as part of our corporate restructuring. Additionally, during the third quarter of fiscal 2005, we reclassified into discontinued operations the revenues and costs associated with another store in accordance with SFAS No. 144 (see Item 1 Condensed Consolidated Financial Statements (Unaudited)- Note 6).

Store Transfers

During the first quarter of 2006, we reclassified a store from assets held for use to assets held for disposal in accordance with the provisions of SFAS No. 144. This store, closed in October 2000, was carried as an asset held for use. The Company anticipates disposing of it within one year.

RESULTS OF OPERATIONS

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

					Percentage
	Percentage of Total Revenues				Change
	April 29, 2006		April 30, 2005		Fiscal 2006 vs.
Thirteen weeks ended	(Fiscal 2006)		(Fiscal 2005)		Fiscal 2005
Merchandise Sales	82.2%		82.2%		(1.4)%
Service Revenue (1)	17.8		17.8		(1.1)
Total Revenues	100.0		100.0		(1.3)
Costs of Merchandise Sales (2)	72.2	(3)	73.7	(3)	3.4
Costs of Service Revenue (2)	88.8	(3)	83.6	(3)	(5.1)
Total Costs of Revenues	75.1		75.4		1.8
Gross Profit from Merchandise Sales	27.8	(3)	26.3	(3)	4.3
Gross Profit from Service Revenue	11.2	(3)	16.4	(3)	(32.4)
Total Gross Profit	24.9		24.6		(0.1)
Selling, General and Administrative Expenses	23.6		24.0		3.0
Operating Profit	1.3		0.6		122.6
Non-operating Income	0.4		0.3		30.0
Interest Expense	1.9		1.6		(16.0)
Loss from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(0.2)		(0.7)		(77.4)
Income Tax (Benefit) Expense	(3.5	)(4)	37.5	(4)	(102.1)
Net Loss from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(0.2)		(0.4)		62.6
Discontinued Operations, Net of Tax	—		(0.1)		84.3
Cumulative Effect of Change in Accounting Principle, Net of Tax	—		—		—
Net Loss	(0.2)		(0.5)		74.7

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

(4)  As a percentage of Loss from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle

Thirteen Weeks Ended April 29, 2006 vs. Thirteen Weeks Ended April 30, 2005

Total revenues for the first quarter decreased 1.3%. This decrease was due primarily to a decrease in comparable revenues of 0.9%. Comparable merchandise sales decreased 1.0%, while comparable service revenue decreased 0.6%.

Gross profit from merchandise sales increased as a percentage of merchandise sales, to 27.8% in fiscal 2006 from 26.3% in fiscal 2005. This was a 4.3% or $5,214,000 increase from the prior year. This increase as a percentage of merchandise sales was due primarily to an increase in merchandise margins, offset slightly by higher occupancy costs. The increase in merchandise margins resulted from the restructuring of our vendor agreements, offset by decreased sales of higher margin products. Effective January 29, 2006, substantially all of our vendor agreements were restructured to no longer identify specific incremental expenses for cooperative advertising; therefore, all vendor support funds are now treated as a reduction of inventories and are recognized as an increase to gross profit from merchandise sales as the inventories are sold, in accordance with EITF 02-16. Gross profit from merchandise sales for the thirteen weeks ended April 29, 2006 improved by approximately $10,000,000 compared to the thirteen weeks ended April 30, 2005 primarily as a result of these changes. The increase in store occupancy costs was due to an increase in depreciation costs related to a larger cumulative base of stores remodeled under the grand reopening program.

Gross profit from service revenue decreased, as a percentage of service revenue to 11.2% in fiscal 2006 from 16.4% in fiscal 2005. This was a 32.4% or $5,323,000 decrease from the prior year. This decrease, as a percentage of service revenue, was due to increased labor and benefit costs.

Selling, general and administrative expense, as a percentage of total revenues, was 23.6% and 24.0% in fiscal 2006 and in fiscal 2005, respectively. This was a 3.0% or $4,068,000 decrease from the prior year. This decrease, as a percentage of total revenues, was due to decreases in store expenses and general and administrative expense, offset by increased net media expense. The decrease in store expenses was due primarily to a favorable insurance settlement of approximately $2,300,000, and lower payroll costs. The decrease in general and administrative expenses was due primarily to lower hiring and moving, consulting and meeting expenses. The increase in net media expense was caused by a change in our vendor agreements which resulted in a different application of EITF 02-16, whereby approximately $8,800,000 in vendor support funds were recorded as a reduction in advertising costs for the thirteen weeks ended April 29, 2005 (see above explanation of vendor agreement restructuring), offset by approximately $2,200,000 in lower gross media expenditures than were experienced in the prior year related to the grand reopening of the Los Angeles metropolitan market.

Interest expense increased $1,422,000 due primarily to an increase in weighted average indebtedness, and also to a slightly higher weighted average interest rate.

Results from discontinued operations for the first quarter of 2006 was a loss of $48,000 (net of tax) compared to a loss of $306,000 (net of tax) in the first quarter of fiscal 2005.

Net loss decreased, as a percentage of total revenues, due primarily to a decrease in selling, general and administrative expenses, as a percentage of sales, and a cumulative effect of change in accounting principle related to the adoption of SFAS No. 123R, offset by increases in interest and income tax expense.

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

The following table presents the revenues and gross profit for each area of the business.

	Thirteen weeks ended
	April 29, 2006	April 30, 2005
	Amount	Amount
	(Dollar amounts in thousands)
Retail Sales (1)	$327,492	$338,886
Service Center Revenue (2)	228,437	224,628
Total Revenues	$555,929	$563,514
Gross Profit from Retail Sales (3)	$89,100	$84,884
Gross Profit from Service Center Revenue (3)	49,180	53,505
Total Gross Profit	$138,280	$138,389

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

NEW ACCOUNTING STANDARDS

There are no new accounting standards pending adoption other than those listed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 for which we would expect a material impact on our financial condition, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Additionally, the Company estimates its interim product gross margins in accordance with Accounting Principles Bulletin No. 28, “Interim Financial Reporting”.

On an on-going basis, we evaluate our estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, risk participation agreements and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to “Critical Accounting Policies and Estimates” as reported in the our Form 10-K for the year ended January 28, 2006, which disclosures are hereby incorporated by reference.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. The words “guidance,” “expect,” “anticipate,” “estimates,” “forecasts” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include management’s expectations regarding future financial performance, automotive aftermarket trends, levels of competition, business development activities, future capital expenditures, financing sources and availability and the effects of regulation and litigation. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. Our actual results may differ materially from the results discussed in the forward-looking statements due to factors beyond our control, including the strength of the national and regional economies, retail and commercial consumers’ ability to spend, the health of the various sectors of the automotive aftermarket, the weather in geographical regions with a high concentration of our stores, competitive pricing, the location and number of competitors’ stores, product and labor costs and the additional factors described in our filings with the Securities and Exchange Commission (SEC). We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement, changes in the London Interbank Offered Rate (LIBOR) could affect the rates at which the Company could borrow funds thereunder. At April 29, 2006, the Company had borrowings of $59,687,000 under this facility. Additionally, the Company has a $200,000,000 Senior Secured Term Loan facility that bears interest at LIBOR plus 3.0%, and approximately $123,409,000 of real estate operating leases which vary based on changes in LIBOR.

We have entered into an interest rate swap, which was designated as a cash flow hedge to convert the variable LIBOR portion of the real estate lease payments to a fixed rate of 2.90%, terminating on July 1, 2008 (coterminous with the leases noted above). If the critical terms of the interest rate swap or the hedge item do not change, the interest rate swap will be considered to be highly effective with all changes in fair value included in other comprehensive income. As of April 29, 2006 and January 28, 2006, the fair value of the interest rate swap was $6,327,000 ($3,996,000 net of tax) and $5,790,000 ($3,660,000, net of tax) and these changes in value were included in accumulated other comprehensive loss on the consolidated balance sheet.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A.  Risk Factors

There have been no changes to the risks described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

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

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)
Date: June 7, 2006	by:	/s/ Harry F. Yanowitz
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