Form 10-Q
period 2006-07-29
PEP BOYS MANNY MOE & JACK
filed 2006-09-06
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 29, 2006

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

As of August 25, 2006 there were 54,311,189 shares of the registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

UNAUDITED

	July 29, 2006	Jan. 28, 2006*
ASSETS
Current Assets:
Cash and cash equivalents	$55,295	$48,281
Accounts receivable, net	33,821	36,434
Merchandise inventories	612,681	616,292
Prepaid expenses	32,770	40,952
Other	64,346	85,446
Assets held for disposal	881	652
Total Current Assets	799,794	828,057
Property and Equipment-at cost:
Land	256,717	257,802
Buildings and improvements	918,266	916,580
Furniture, fixtures and equipment	658,765	671,189
Construction in progress	18,225	15,858
	1,851,973	1,861,429
Less accumulated depreciation and amortization	932,217	914,040

Property and Equipment - Net	919,756	947,389
Other	50,094	46,307
Total Assets	$1,769,644	$1,821,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$295,041	$261,940
Trade payable program liability	7,223	11,156
Accrued expenses	275,879	290,761
Deferred income taxes	17,780	15,417
Current maturities of long-term debt and obligations under capital leases	2,258	1,257
Convertible short-term debt	119,000	—
Total Current Liabilities	717,181	580,531
Long-term debt and obligations under capital leases, less current maturities	404,884	467,239
Convertible long-term debt	—	119,000
Other long-term liabilities	59,168	57,481
Deferred income taxes	—	2,937
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, par value $1 per share: Authorized 500,000,000 shares; Issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	287,583	288,098
Retained earnings	474,858	481,926
Accumulated other comprehensive loss	(3,441)	(3,565)
Less cost of shares in treasury - 12,060,582 shares and 12,152,968 shares	(179,882)	(181,187)
Less cost of shares in benefits trust - 2,195,270 shares	(59,264)	(59,264)
Total Stockholders’ Equity	588,411	594,565
Total Liabilities and Stockholders’ Equity	$1,769,644	$1,821,753

See notes to condensed consolidated financial statements.

* Taken from the audited financial statements as of January 28, 2006 as filed on Form 10-K.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

UNAUDITED

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
	Amount	Amount	Amount	Amount
Merchandise Sales	$481,997	$480,608	$939,312	$944,456
Service Revenue	96,568	96,810	195,854	197,188
Total Revenues	578,565	577,418	1,135,166	1,141,644
Costs of Merchandise Sales	342,874	352,265	672,422	693,214
Costs of Service Revenue	90,589	86,792	178,764	170,688
Total Costs of Revenues	433,463	439,057	851,186	863,902
Gross Profit from Merchandise Sales	139,123	128,343	266,890	251,242
Gross Profit from Service Revenue	5,979	10,018	17,090	26,500
Total Gross Profit	145,102	138,361	283,980	277,742
Selling, General and Administrative Expenses	139,544	133,201	270,765	268,330
Net Gain from Sales of Assets	6,431	4,499	6,016	3,606
Operating Profit	11,989	9,659	19,231	13,018
Non-operating Income	2,018	483	4,277	2,221
Interest Expense	11,968	9,234	22,305	18,149
Earnings (Loss) From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	2,039	908	1,203	(2,910)
Income Tax Expense (Benefit)	569	76	600	(1,356)
Net Earnings (Loss) from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	1,470	832	603	(1,554)

Discontinued Operations, Net of Tax	(30)	210	(133)	(178)
Cumulative Effect of Change in Accounting Principle, Net of Tax	(88)	—	179	—
Net Earnings (Loss)	1,352	1,042	649	(1,732)
Retained Earnings, beginning of period	477,438	529,177	481,926	536,780
Cash Dividends	(3,811)	(3,758)	(7,516)	(7,320)
Effect of Stock Options	(10)	(717)	(76)	(1,974)
Dividend Reinvestment Plan	(111)	(41)	(125)	(51)
Retained Earnings, end of period	$474,858	$525,703	$474,858	$525,703
Basic Earnings (Loss) Per Share:
Net Earnings (Loss) From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$0.03	$0.01	$0.01	$(0.03)
Discontinued Operations, Net of Tax	—	0.01	—	—
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—
Basic Earnings (Loss) Per Share	$0.03	$0.02	$0.01	$(0.03)
Diluted Earnings (Loss) Per Share:
Net Earnings (Loss) From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$0.03	$0.01	$0.01	$(0.03)
Discontinued Operations, Net of Tax	—	0.01	—	—
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—
Diluted Earnings (Loss) Per Share	$0.03	$0.02	$0.01	$(0.03)
Cash Dividends Per Share	$0.0675	$0.0675	$0.1350	$0.1350

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

UNAUDITED

Twenty-six Weeks Ended	July 29, 2006	July 30, 2005
Cash Flows from Operating Activities:
Net earnings (loss)	$649	$(1,732)
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided by Continuing Operations:
Net loss from discontinued operations	133	178
Depreciation and amortization	41,419	38,655
Cumulative effect of change in accounting principle, net of tax	(179)	—
Accretion of asset disposal obligation	135	56
Stock compensation expense	1,718	1,403
Deferred income taxes	(5,252)	(239)
Gain from sales of assets	(6,016)	(3,606)
Loss from asset impairment	550	—
Excess tax benefits from stock based awards	(33)	—
Increase in cash surrender value of life insurance policies	(1,167)	(1,684)
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable, prepaid expenses and other	34,084	26,593
Decrease (increase) in merchandise inventories	3,611	(31,592)
Increase in accounts payable	33,101	22,322
Decrease in accrued expenses	(18,136)	(45,090)
Increase in other long-term liabilities	1,687	14,195
Net cash provided by continuing operations	86,304	19,459
Net cash used in discontinued operations	(245)	(704)
Net Cash Provided by Operating Activities	86,059	18,755

Cash Flows from Investing Activities:
Cash paid for property and equipment	(14,364)	(42,463)
Proceeds from sales of assets	687	1,262
Proceeds from sales of assets held for disposal	6,981	6,913
Premiums paid on life insurance policies	—	(488)
Net cash used in continuing operations	(6,696)	(34,776)
Net cash provided by discontinued operations	—	931
Net Cash Used in Investing Activities	(6,696)	(33,845)

Cash Flows from Financing Activities:
Net (payments) borrowings under line of credit agreements	(60,266)	6,815
Excess tax benefits from stock based awards	33	—
Net (payments) borrowings on trade payable program liability	(3,933)	12,071
Reduction of long-term debt	(1,041)	(40,452)
Payments on capital lease obligations	(131)	(53)
Dividends paid	(7,516)	(7,320)
Proceeds from exercise of stock options	56	2,451
Proceeds from dividend reinvestment plan	449	490
Net Cash Used in Financing Activities	(72,349)	(25,998)
Net Increase (Decrease) in Cash	7,014	(41,088)
Cash and Cash Equivalents at Beginning of Period	48,281	82,758
Cash and Cash Equivalents at End of Period	$55,295	$41,670

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$18,049	$17,017
Cash paid for income taxes	$340	$9,682
Non-cash operating activities:
Accrued payment of stock option settlement	$1,056	$—
Non-cash investing activities:
Accrued purchases of property and equipment	$1,759	$2,148
Non-cash financing activities:
Equipment capital leases	$84	$121

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of July 29, 2006, the consolidated statements of operations for the thirteen and twenty-six week periods ended July 29, 2006 and July 30, 2005 and the consolidated statements of cash flows for the twenty-six week periods ended July 29, 2006 and July 30,2005 are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at July 29, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by Rule 10-01 of the Security and Exchange Commission’s Regulation S-X, “Interim Financial Statements”. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006. The results of operations for the thirteen and twenty-six week periods ended July 29, 2006 are not necessarily indicative of the operating results for the full year.

The statements of operations for the thirteen and twenty-six weeks ended July 30, 2005 have been reclassified to present Net Gain from Sales of Assets as a separate line item. For the thirteen and twenty-six weeks ended July 30, 2005, the primary impact of the reclassification was an increase of approximately $4,499,000 and approximately $3,606,000, respectively, to both Costs of Merchandise Sales and Total Costs of Revenues, with a corresponding decrease to both Gross Profit from Merchandise Sales and Total Gross Profit.

Certain reclassifications regarding discontinued operations have also been made to the prior year’s consolidated financial statements to conform to the current year’s presentation — See Note 6.

NOTE 2. New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The Company adopted SFAS No. 123R on January 29, 2006 using the modified prospective method. The impact of adopting this Standard is discussed in Note 3.

In June of 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of this consensus includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to sales, use, value added and some excise taxes. Additionally, this consensus seeks to address how a company should address the disclosure of such items in interim and annual financial statements, either gross or net pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. The Company is required to adopt this statement in fiscal 2007. The Company presents sales net of sales taxes in its consolidated statement of operations and does not anticipate changing its policy as a result of EITF No. 06-3.

In July of 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (FIN 48). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The Company is required to adopt this Interpretation in fiscal 2007, and is currently evaluating the effect that this Interpretation will have on its consolidated financial statements.

NOTE 3. Accounting for Stock-Based Compensation

The Company has a stock-based compensation plan originally approved by the stockholders on May 21, 1990 under which it has previously granted non-qualified stock options and incentive stock options to key employees and members of its Board of Directors. As of July 29, 2006, there were no awards remaining available for grant under the 1990 Plan. The Company has a stock-based compensation plan originally approved by the stockholders on June 2, 1999 under which it has previously granted and may continue to grant non-qualified stock options, incentive stock options and restricted stock units (RSUs) to key employees and members of its Board of Directors. As of July 29, 2006, there were 1,675,966 awards remaining available for grant under the 1999 Plan.

Incentive stock options and non-qualified stock options previously granted under the plans (i) to non-officers, vest fully on the third anniversary of their grant date and (ii) to officers, vest over a four-year period, with one-fifth vesting on each of the grant date and the next four anniversaries thereof. Generally, options granted prior to March 3, 2004 carry an expiration date of ten years and options granted on or after March 3, 2004 carry an expiration date of seven years.

RSUs previously granted to non-officers vest fully on the third anniversary of their grant date. RSUs previously granted to officers (i) on or prior to January 28, 2006, generally vest over a four-year period with one-fifth vesting on each of the grant date and the next four anniversaries thereof and (ii) after January 28, 2006, generally vest over a four-year period with one-fourth vesting on each of the first four anniversaries of the grant date.

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

The exercise price, term and other conditions applicable to future stock option and RSU grants under the 1999 plan are generally determined by the Board of Directors; provided that the exercise price of stock options must be at least 100% of the quoted market price of the common stock on the grant date. The Company currently satisfies share requirements resulting from RSU conversions and option exercises from its Treasury. The Company believes its Treasury share balance at July 29, 2006 is adequate to satisfy such activity during the next twelve-month period.

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

SFAS No. 123R also requires the Company to change the classification, in its consolidated statement of cash flows, of any tax benefits realized upon the exercise of stock options or issuance of RSUs in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts, approximately $10,000 and $33,000 for the thirteen and twenty-six weeks ended July 29, 2006, respectively, are presented as a financing cash inflow rather than as a reduction of income taxes paid in the Company’s consolidated statement of cash flows.

The Company recognized approximately $380,000 and $923,000 of compensation expense related to stock options, and approximately $190,000 and $795,000 of compensation expense related to RSUs, in its operating results (included in selling, general and administrative expenses) in the thirteen weeks and twenty-six weeks ended July 29, 2006, respectively. For the thirteen weeks ended July 29, 2006, the adoption of the fair value method of SFAS No. 123R resulted in additional share-based compensation expense and a corresponding reduction of pre-tax income of approximately $380,000, a reduction in net income of approximately $274,000 and a reduction in basic and diluted earnings per share of less than $0.01. For the twenty-six weeks ended July 29, 2006, the adoption of the fair value method of SFAS No. 123R resulted in additional share-based compensation expense and a corresponding reduction of pre-tax income of approximately $923,000, a reduction in net income of approximately $462,000 and a reduction in basic and diluted earnings per share of less than $0.01. The associated deferred tax benefit recognized was $197,000 and $615,000 in the thirteen and twenty-six weeks ended July 29, 2006, respectively. Compensation expense for RSUs recognized before implementation of SFAS No. 123R for the thirteen weeks and twenty-six weeks ended July 30, 2005 was $615,000 and $1,403,000, respectively, and was included in selling, general and administrative expenses. The cumulative effect resulting from initially applying the provisions of SFAS No. 123R to RSUs was approximately $179,000, net of tax.

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

Twenty-six Weeks Ended July 29, 2006
Expected volatility	54.50%
Expected annual dividend yield	1.70%
Risk free rate of return	4.64%
Expected option term (years)	4.75

Under APB No. 25 there was no compensation cost recognized for the Company’s stock options awarded in the thirteen and twenty-six weeks ended July 30, 2005 as these stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

(dollar amounts in thousands, except share data)	Thirteen Weeks Ended July 30, 2005	Twenty-six Weeks Ended July 30, 2005

Net earnings (loss), as reported	$1,042	$(1,732)

Add: Total stock-based compensation for RSUs, net of tax	384	877
Deduct: Total stock-based employee compensation cost determined under the fair value method, net of tax	(857)	(1,733)

Pro forma net earnings (loss)	$569	$(2,588)

Earnings (loss) per share:
Basic—as reported	$0.02	$(0.03)
Basic—pro forma	$0.01	$(0.05)
Diluted—as reported	$0.02	$(0.03)
Diluted—pro forma	$0.01	$(0.05)

The following sets forth fair value per share information, including related assumptions, used to determine compensation cost consistent with the requirements of SFAS No. 123:

Twenty-six Weeks Ended July 30, 2005

Assumptions:
Expected annual dividend yield	1.77%
Expected volatility	46.0%
Risk-free interest rate range:
high	4.4%
low	3.5%
Ranges of expected lives (in years)	3-8

The following table summarizes information about stock option activity for the twenty-six weeks ended July 29, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 28, 2006	4,537,155	$15.87	4.7
Granted	32,580	15.86
Exercised	(8,350)	6.68
Canceled	(1,320,190)	12.89

Outstanding at July 29, 2006	3,241,195	$17.05	3.4	$1,871,562

Exercisable at July 29, 2006	2,920,510	$17.16	3.1	$1,798,085

The weighted average fair values of options granted during the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005 were $7.49 and $7.49, and $6.28 and $7.66, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005 was approximately $6,000 and $355,000, and $69,000 and $2,161,000, respectively. During the thirteen and twenty-six weeks ended July 29, 2006, the amount of cash received from the exercise of stock options was $8,000 and $56,000, respectively, resulting in tax benefits of $3,000 and $26,000, respectively.

At July 29, 2006, there was approximately $1,614,000 of total unrecognized pre-tax compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.16 years. The total fair values of stock options vested during the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005 were approximately $276,000 and $1,980,000, and $812,000 and $5,235,000, respectively.

The following table summarizes information about activity related to nonvested stock awards (RSUs) as of July 29, 2006 and changes for the twenty-six weeks ended July 29, 2006.

	Number of RSUs	Weighted Average Grant Date Fair Value

Non-vested at January 28, 2006	265,815	$18.41
Granted	190,045	13.88
Vested	(66,580)	19.29
Forfeited	(47,486)	19.58
Non-vested at July 29, 2006	341,794	15.56

At July 29, 2006, there was approximately $3,139,000 of total unrecognized pre-tax compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 2.5 years. The total fair values of RSUs vested during the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005 were approximately $83,000 and  $1,284,000, and $111,000 and $1,221,000, respectively. The total intrinsic values of RSUs converted during the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005 were approximately  $936,000 and $1,499,000, and $23,000 and $784,000, respectively. During the thirteen and twenty-six weeks ended July 29, 2006, the tax benefits realized for converted RSUs were $165,000 and $288,000, respectively. The grant date weighted average fair values for RSUs granted during the thirteen and twenty-six weeks ended July 30, 2005 were $13.92 and $17.01, respectively.

NOTE 4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $609,560,827 and $615,698,000 as of July 29, 2006 and January 28, 2006, respectively.

The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when market is lower than recorded costs. The reserves are revised, if necessary, on a quarterly basis for adequacy. The Company’s reserves against inventory for these matters were $13,322,000 and $12,822,000 at July 29, 2006 and January 28, 2006, respectively.

NOTE 5. Other Current Assets

The Company’s other current assets as of July 29, 2006 and January 28, 2006 were as follows:

(dollar amounts in thousands)	July 29, 2006	Jan. 28, 2006

Reinsurance premiums receivable	$64,162	$82,629
Income taxes receivable	—	2,694
Other	184	123
Total	$64,346	$85,446

NOTE 6. Discontinued Operations

In accordance with SFAS No. 144, discontinued operations has reflected the ongoing costs associated with eleven stores remaining from 33 stores closed on July 31, 2003 as part of a corporate restructuring.

Below is a summary of these stores’ operations for the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(dollar amounts in thousands)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
(Loss) gain from discontinued operations, before income taxes	$(96)	$288	$(199)	$(333)

Additionally, the Company has classified certain assets as assets held for disposal on its balance sheets. As of July 29, 2006 and January 28, 2006 the net book values of these assets were as follows:

(dollar amounts in thousands)	July 29, 2006	January 28, 2006
Land	$697	$120
Buildings and improvements	166	532
Equipment	18	—
	$881	$652

Store Transfers

During the second quarter of fiscal 2006, the Company sold a store that it has leased back and will continue to operate for a one year period. Due to its significant continuing involvement with this store following the sale, the Company reclassified into continuing operations, for all periods presented, this store’s revenues and costs that had been previously classified into discontinued operations during the third quarter of fiscal 2005, in accordance with SFAS No. 144 and EITF No. 03-13.

During the first quarter of 2006, the Company reclassified a store, closed in October 2000, from assets held for use to assets held for disposal in accordance with the provisions of SFAS No. 144. The Company anticipates disposing of it within one year.

NOTE 7. Pension and Savings Plan

Pension expense includes the following:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(dollar amounts in thousands)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Service cost	$58	$91	$131	$182
Interest Cost	772	753	1,528	1,506
Expected return on plan assets	(532)	(587)	(1,113)	(1,174)
Amortization of transition obligation	41	41	82	82
Amortization of prior service cost	91	91	178	182
Amortization of net loss	602	545	1,130	1,090
Net periodic benefit cost	$1,032	$934	$1,936	$1,868

The Company originally expected to contribute approximately $1,417,000 to its pension plan in fiscal 2006. As of July 29, 2006, $152,000 of such contributions had been made. The Company has revised its expectations for likely executive retirements during fiscal 2006 and now expects total contributions for fiscal 2006 to be approximately $304,000.

The Company has two 401(k) savings plans, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation. The Company’s savings plans’ contribution expense was approximately $921,000 and $953,000 for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively and $1,751,000 and $1,794,000 for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. On January 31, 2004, the Company amended and restated its Executive Supplemental Retirement Plan (SERP). This amendment converted the defined benefit plan to a defined contribution plan for certain unvested participants and all future participants. All vested participants continue to accrue benefits according to the previous defined benefit formula. The Company’s contribution expense for the defined contribution portion of the plan was approximately $244,000 and $218,000 for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively, and $488,000 and $436,000 for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.

NOTE 8. Advertising Expense

The Company expenses the production costs of advertising the first time the advertising takes place. Gross advertising expense was $22,853,000 and $23,539,000 for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively, and $44,095,000 and $47,027,000 for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. No advertising costs were recorded as assets as of July 29, 2006 or January 28, 2006.

Prior to the first quarter of fiscal 2006, the Company received funds from vendors for cooperative advertising. Certain cooperative advertising reimbursements were netted against specific, incremental, identifiable costs incurred in connection with the selling of the vendor’s product. Cooperative advertising reimbursements of $10,593,000 and $19,419,000 for the thirteen weeks and twenty-six weeks ended July 30, 2005, respectively, were recorded as a reduction of advertising expense with the net amount included in selling, general and administrative expenses in the consolidated statement of operations. Any excess reimbursements over these costs were characterized as a reduction of inventory and were recognized as a reduction of cost of sales as the inventories were sold, in accordance with EITF No. 02-16. The amount of excess reimbursements recognized as a reduction of costs of sales was $10,570,000 for the thirteen weeks ended July 30, 2005 and $21,002,000 for the twenty-six weeks ended July 30, 2005.

The Company has restructured substantially all of its vendor agreements, effective January 29, 2006, to provide flexibility in how it can use vendor support funds, and eliminate the administrative burden associated with tracking the application of such funds. Accordingly, in the twenty-six weeks ended July 29, 2006, all vendor support funds were treated as a reduction of inventories and were recognized as a reduction to cost of sales as inventories were subsequently sold.

NOTE 9. Debt and Financing Arrangements

In the second quarter of fiscal 2006 the Company reclassified, to current liabilities on its consolidated balance sheet, $119,000,000 aggregate principal amount of 4.25% Convertible Senior Notes with a stated maturity date of June 1, 2007.

On January 27, 2006 the Company entered into a $200,000,000 Senior Secured Term Loan facility due January 27, 2011. This facility is due March 1, 2007, if the Company’s 4.25% Convertible Senior Notes have not been converted, repurchased or refinanced prior to March 1, 2007. At July 29, 2006, the Company had the intent to retire the Convertible Senior Notes prior to March 1, 2007 and the ability to do so using its long term revolving credit facility; therefore, the Term Loan facility is classified as long term debt in the Company’s July 29, 2006 consolidated balance sheet.

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

Components of the reserve for warranty costs for the twenty-six week period ending July 29, 2006 are as follows:

(dollar amounts in thousands)	Twenty-Six Weeks Ended July 29, 2006	Twenty-Six Weeks Ended July 30, 2005

Beginning balance	$1,477	$1,324

Additions related to current period sales	8,076	7,051

Warranty costs incurred in current period	(8,158)	(7,042)
Ending Balance	$1,395	$1,333

NOTE 11. Net Earnings Per Share

 (in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
(a) Net earnings (loss) from continuing operations before cumulative effect of change in accounting principle	$1,470	$832	$603	$(1,554)

(b) Average number of common shares outstanding during period	54,254	55,683	54,239	55,597

Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	936	449	967	—
(c) Average number of common shares assumed outstanding during period	55,190	56,132	55,206	55,597
Basic Earnings (Loss) Per Share:

Net Earnings (Loss) From Continuing Operations Before Cumulative Effect of Change in Accounting Principle (a/b)	$0.03	$0.01	$0.01	$(0.03)
Discontinued Operations, Net of Tax	—	0.01	—	—
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—
Basic Earnings (Loss) Per Share	$0.03	$0.02	$0.01	$(0.03)

Diluted Earnings (Loss) Per share:

Net Earnings (Loss) From Continuing Operations Before Cumulative Effect of Change in Accounting Principle (a/c)	$0.03	$0.01	$0.01	$(0.03)
Discontinued Operations, Net of Tax	—	0.01	—	—
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—
Diluted Earnings (Loss) Per Share	$0.03	$0.02	$0.01	$(0.03)

During the twenty-six week period ended July 30, 2005, the diluted loss per common share calculation was the same as the basic loss per common share calculation, as all potentially dilutive securities were anti-dilutive due to the Company’s reported net loss.

At July 29, 2006 and July 30, 2005 there were 3,241,000 and 4,785,000 outstanding options to purchase shares of the Company’s common stock, respectively. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended. The total numbers of such shares excluded from the diluted earnings per share calculation are 2,976,000 and 3,135,000 for the thirteen weeks ended July 29,2006 and July 30, 2005, respectively. The total numbers of such shares excluded from the diluted earnings per share calculation are 2,898,000 for the twenty-six weeks ended July 29, 2006.

NOTE 12. Supplemental Guarantor Information

On December 14, 2004, the Company issued $200,000,000 aggregate principal amount of 7.50% Senior Subordinated Notes due December 15, 2014; the Company issued $150,000,000 aggregate principal amount of 4.25% Convertible Senior Notes due June 1, 2007; and on January 27, 2006 the Company entered into a $200,000,000 Senior Secured Term Loan facility bearing interest of LIBOR plus 3.0% due January 27, 2011 (March 1, 2007 if the Company’s Convertible Senior Notes have not been converted, repurchased or refinanced prior to March 1, 2007). All issuances are jointly and severally and fully and unconditionally guaranteed by the Company’s 100% owned direct and indirect operating subsidiaries, The Pep Boys Manny, Moe & Jack of California, Pep Boys - Manny, Moe & Jack of Delaware, Inc. and Pep Boys - Manny, Moe & Jack of Puerto Rico, Inc. The Senior Subordinated Notes and the Convertible Senior Notes are unsecured.

The following are consolidating balance sheets of the Company as of July 29, 2006 and January 28, 2006 and the related consolidating statements of operations for the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005 and condensed consolidating statements of cash flows for the twenty-six weeks ended July 29, 2006 and July 30, 2005.

CONDENSED CONSOLIDATING BALANCE SHEET

(dollar amounts in thousands)

(unaudited)

			Subsidiary
		Subsidiary	Non-	Consolidation/
July 29, 2006	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$14,120	$9,765	$31,410	$—	$55,295
Accounts receivable, net	17,279	16,542	—	—	33,821
Merchandise inventories	209,063	403,618	—	—	612,681
Prepaid expenses	33,130	6,688	8,648	(15,696)	32,770
Other	(596)	2,287	62,655	—	64,346
Assets held for disposal	881	—	—	—	881
Total Current Assets	273,877	438,900	102,713	(15,696)	799,794
Property and Equipment - at cost:
Land	86,108	170,609	—	—	256,717
Buildings and improvements	317,370	600,896	—	—	918,266
Furniture, fixtures and equipment	277,520	381,245	—	—	658,765
Construction in progress	17,280	945	—	—	18,225
	698,278	1,153,695	—	—	1,851,973
Less accumulated depreciation and amortization	374,010	558,207	—	—	932,217
Property and Equipment - Net	324,268	595,488	—	—	919,756
Investment in subsidiaries	1,573,555	1,361,441	—	(2,934,996)	—

Intercompany receivable	—	722,863	81,160	(804,023)	—

Other	55,186	(5,560)	—	468	50,094
Total Assets	$2,226,886	$3,113,132	$183,873	$(3,754,247)	$1,769,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$295,032	$9	$—	$—	$295,041
Trade payable program liability	7,223	—	—	—	7,223
Accrued expenses	36,920	101,590	174,851	(37,482)	275,879
Deferred income taxes	(413)	24,408	(6,215)	—	17,780
Current maturities of long-term debt and obligations under capital leases	2,258	—	—	—	2,258
Current maturities of convertible debt	119,000	—	—	—	119,000
Total Current Liabilities	460,020	126,007	168,636	(37,482)	717,181
Long-term debt and obligations under capital leases, less current maturities	365,163	39,721	—	—	404,884
Other long-term liabilities	9,269	27,645	—	22,254	59,168
Intercompany liabilities	804,023	—	—	(804,023)	—
Stockholders’ Equity:
Common stock	68,557	1,502	100	(1,602)	68,557
Additional paid-in capital	287,583	436,858	3,900	(440,758)	287,583
Retained earnings	474,858	2,481,399	11,237	(2,492,636)	474,858
Accumulated other comprehensive loss	(3,441)	—	—	—	(3,441)
Less:
Cost of shares in treasury	(179,882)	—	—	—	(179,882)
Cost of shares in benefits trust	(59,264)	—	—	—	(59,264)
Total Stockholders’ Equity	588,411	2,919,759	15,237	(2,934,996)	588,411
Total Liabilities and Stockholders’ Equity	$2,226,886	$3,113,132	$183,873	$(3,754,247)	$1,769,644

CONDENSED CONSOLIDATING BALANCE SHEET

(dollar amounts in thousands)

(unaudited)

			Subsidiary
		Subsidiary	Non-	Consolidation/
January 28, 2006	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$12,019	$6,953	$29,309	$—	$48,281
Accounts receivable, net	20,030	16,404	—	—	36,434
Merchandise inventories	209,384	406,908	—	—	616,292
Prepaid expenses	33,765	9,678	19,000	(21,491)	40,952
Other	6,116	8,960	70,370	—	85,446
Assets held for disposal	—	652	—	—	652
Total Current Assets	281,314	449,555	118,679	(21,491)	828,057
Property and Equipment - at cost:
Land	86,805	170,997	—	—	257,802
Buildings and improvements	316,725	599,855	—	—	916,580
Furniture, fixtures and equipment	278,742	392,447	—	—	671,189
Construction in progress	15,261	597	—	—	15,858
	697,533	1,163,896	—	—	1,861,429
Less accumulated depreciation and amortization	364,793	549,247	—	—	914,040
Property and Equipment - Net	332,740	614,649	—	—	947,389
Investment in subsidiaries	1,520,208	1,290,063	—	(2,810,271)	—
Intercompany receivable	—	631,061	84,563	(715,624)	—
Other	42,144	3,723	—	440	46,307
Total Assets	$2,176,406	$2,989,051	$203,242	$(3,546,946)	$1,821,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$261,931	$9	$—	$—	$261,940
Trade payable program liability	11,156	—	—	—	11,156
Accrued expenses	45,410	90,428	195,472	(40,549)	290,761
Deferred income taxes	64	21,690	(6,337)	—	15,417
Current maturities of long-term debt and obligations under capital leases	1,257	—	—	—	1,257
Total Current Liabilities	319,818	112,127	189,135	(40,549)	580,531
Long-term debt and obligations under capital leases, less current maturities	423,572	43,667	—	—	467,239
Convertible long-term debt	119,000	—	—	—	119,000
Other long-term liabilities	9,625	28,359	—	19,497	57,481
Intercompany liabilities	716,978	(1,353)	—	(715,625)	—
Deferred income taxes	(7,152)	10,089	—	—	2,937
Stockholders’ Equity:
Common stock	68,557	1,502	100	(1,602)	68,557
Additional paid-in capital	288,098	436,858	3,900	(440,758)	288,098
Retained earnings	481,926	2,357,802	10,107	(2,367,909)	481,926
Accumulated other comprehensive loss	(3,565)	—	—	—	(3,565)
Less:
Cost of shares in treasury	(181,187)	—	—	—	(181,187)
Cost of shares in benefits trust	(59,264)	—	—	—	(59,264)
Total Stockholders’ Equity	594,565	2,796,162	14,107	(2,810,269)	594,565
Total Liabilities and Stockholders’ Equity	$2,176,406	$2,989,051	$203,242	$(3,546,946)	$1,821,753

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(dollar amounts in thousands)

(unaudited)

Thirteen weeks ended July 29, 2006	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated

Merchandise Sales	$168,324	$313,673	$—	$—	$481,997
Service Revenue	33,405	63,163	—	—	96,568
Other Revenue	—	—	7,003	(7,003)	—
Total Revenues	201,729	376,836	7,003	(7,003)	578,565
Costs of Merchandise Sales	118,307	224,567	—	—	342,874
Costs of Service Revenue	32,168	58,421	—	—	90,589
Costs of Other Revenue	—	—	7,356	(7,356)	—
Total Costs of Revenues	150,475	282,988	7,356	(7,356)	433,463
Gross Profit from Merchandise Sales	50,017	89,106	—	—	139,123
Gross Profit from Service Revenue	1,237	4,742	—	—	5,979
Gross Loss from Other Revenue	—	—	(353)	353	—
Total Gross Profit (Loss)	51,254	93,848	(353)	353	145,102
Selling, General and Administrative Expenses	49,385	89,725	81	353	139,544
Net (Loss) Gain From Sale of Assets	(16)	6,447	—	—	6,431
Operating Profit (Loss)	1,853	10,570	(434)	—	11,989
Non-operating (Expense) Income	(4,787)	29,479	427	(23,101)	2,018
Interest Expense (Income)	28,557	7,781	(1,269)	(23,101)	11,968
(Loss) Earnings From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(31,491)	32,268	1,262	—	2,039
Income Tax (Benefit) Expense	(506)	1,008	67	—	569
Equity in Earnings of Subsidiaries	32,436	37,240	—	(69,676)	—
Net Earnings (Loss) From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	1,451	68,500	1,195	(69,676)	1,470
Discontinued Operations, Net of Tax	(11)	(19)	—	—	(30)
Cumulative Effect of Change in Accounting principle, Net of Tax	(88)	—	—	—	(88)
Net Earnings (Loss)	$1,352	$68,481	$1,195	$(69,676)	$1,352

Thirteen weeks ended July 30, 2005	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated

Merchandise Sales	$165,423	$315,185	$—	$—	$480,608
Service Revenue	33,204	63,606	—	—	96,810
Other Revenue	—	—	7,421	(7,421)	—
Total Revenues	198,627	378,791	7,421	(7,421)	577,418
Costs of Merchandise Sales	120,726	231,539	—	—	352,265
Costs of Service Revenue	30,333	56,459	—	—	86,792
Costs of Other Revenue	—	—	10,551	(10,551)	—
Total Costs of Revenues	151,059	287,998	10,551	(10,551)	439,057
Gross Profit from Merchandise Sales	44,697	83,646	—	—	128,343
Gross Profit from Service Revenue	2,871	7,147	—	—	10,018
Gross Loss from Other Revenue	—	—	(3,130)	3,130	—
Total Gross Profit (Loss)	47,568	90,793	(3,130)	3,130	138,361
Selling, General and Administrative Expenses	44,707	85,290	74	3,130	133,201
Net (Loss) Gain from Sales of Assets	(470)	4,969	—	—	4,499
Operating Profit (Loss)	2,391	10,472	(3,204)	—	9,659
Non-operating (Expense) Income	(4,740)	22,439	125	(17,341)	483
Interest Expense (Income)	17,777	9,693	(895)	(17,341)	9,234
(Loss) Earnings From Continuing Operations Before Income Taxes	(20,126)	23,218	(2,184)	—	908
Income Tax (Benefit) Expense	(7,389)	8,415	(950)	—	76
Equity in Earnings of Subsidiaries	13,597	19,042	—	(32,639)	—
Net Earnings (Loss) From Continuing Operations	860	33,845	(1,234)	(32,639)	832
Discontinued Operations, Net of Tax	182	28	—	—	210
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—	—

Net Earnings (Loss)	$1,042	$33,873	$(1,234)	$(32,639)	$1,042

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(dollar amounts in thousands)

(unaudited)

Twenty-six weeks ended July 29, 2006	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated

Merchandise Sales	$328,028	$611,284	$—	$—	$939,312
Service Revenue	68,272	127,582	—	—	195,854
Other Revenue	—	—	14,140	(14,140)	—
Total Revenues	396,300	738,866	14,140	(14,140)	1,135,166
Costs of Merchandise Sales	232,767	439,655	—	—	672,422
Costs of Service Revenue	62,736	116,028	—	—	178,764
Costs of Other Revenue	—	—	15,964	(15,964)	—
Total Costs of Revenues	295,503	555,683	15,964	(15,964)	851,186
Gross Profit from Merchandise Sales	95,261	171,629	—	—	266,890
Gross Profit from Service Revenue	5,536	11,554	—	—	17,090
Gross Loss from Other Revenue	—	—	(1,824)	1,824	—
Total Gross Profit (Loss)	100,797	183,183	(1,824)	1,824	283,980
Selling, General and Administrative Expenses	92,401	176,378	162	1,824	270,765
Net (Loss) Gain From Sale of Assets	(16)	6,032	—	—	6,016
Operating Profit (Loss)	8,380	12,837	(1,986)	—	19,231
Non-operating (Expense) Income	(9,462)	57,395	725	(44,381)	4,277
Interest Expense (Income)	53,518	15,625	(2,457)	(44,381)	22,305
(Loss) Earnings From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(54,600)	54,607	1,196	—	1,203
Income Tax (Benefit) Expense	(626)	1,159	67	—	600
Equity in Earnings of Subsidiaries	54,460	70,266	—	(124,726)	—
Net (Loss) Earnings From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	486	123,714	1,129	(124,726)	603
Discontinued Operations, Net of Tax	(16)	(117)	—	—	(133)
Cumulative Effect of Change in Accounting Principle, Net of Tax	179	—	—	—	179
Net (Loss) Earnings	$649	$123,597	$1,129	$(124,726)	$649

Twenty-six weeks ended July 30, 2005	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated

Merchandise Sales	$323,249	$621,207	$—	$—	$944,456
Service Revenue	67,986	129,202	—	—	197,188
Other Revenue	—	—	14,875	(14,875)	—
Total Revenues	391,235	750,409	14,875	(14,875)	1,141,644
Costs of Merchandise Sales	243,260	449,954	—	—	693,214
Costs of Service Revenue	58,550	112,138	—	—	170,688
Costs of Other Revenue	—	—	18,269	(18,269)	—
Total Costs of Revenues	301,810	562,092	18,269	(18,269)	863,902
Gross Profit from Merchandise Sales	79,989	171,253	—	—	251,242
Gross Profit from Service Revenue	9,436	17,064	—	—	26,500
Gross Loss from Other Revenue	—	—	(3,394)	3,394	—
Total Gross Profit (Loss)	89,425	188,317	(3,394)	3,394	277,742
Selling, General and Administrative Expenses	91,697	173,080	159	3,394	268,330
Net (Loss) Gain from Sales of Assets	(612)	4,218	—	—	3,606
Operating (Loss) Profit	(2,884)	19,455	(3,553)	—	13,018
Non-operating (Expense) Income	(7,972)	42,033	174	(32,014)	2,221
Interest Expense (Income)	38,240	13,661	(1,738)	(32,014)	18,149
(Loss) Earnings From Continuing Operations Before Income Taxes	(49,096)	47,827	(1,641)	—	(2,910)
Income Tax (Benefit) Expense	(18,253)	17,643	(746)	—	(1,356)
Equity in Earnings of Subsidiaries	28,987	35,525	—	(64,512)	—
Net (Loss) Earnings From Continuing Operations	(1,856)	65,709	(895)	(64,512)	(1,554)

Discontinued Operations, Net of Tax	124	(302)	—	—	(178)
Net (Loss) Earnings	$(1,732)	$65,407	$(895)	$(64,512)	$(1,732)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(dollar amount in thousands)

(unaudited)

Twenty-six weeks ended July 29, 2006	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated

Cash Flows from Operating Activities:
Net earnings (loss)	$649	$123,597	$1,129	$(124,726)	$649
Adjustments to Reconcile Net Earnings (Loss) to Net Cash (Used in) Provided by Continuing Operations	(44,544)	(48,997)	123	124,726	31,308
Change in operating assets and liabilities	34,190	22,710	(2,553)	—	54,347
Net cash (used in) provided by continuing operations	(9,705)	97,310	(1,301)	—	86,304
Net cash used in discontinued operations	(63)	(182)	—	—	(245)
Net Cash (Used in) Provided by Operating Activities	(9,768)	97,128	(1,301)	—	86,059
Net Cash (Used in) Provided by Investing Activities	(6,755)	59	—	—	(6,696)
Net Cash Provided by (Used in) Financing Activities	18,624	(94,375)	3,402	—	(72,349)
Net Increase in Cash	2,101	2,812	2,101	—	7,014
Cash and Cash Equivalents at Beginning of Period	12,019	6,953	29,309	—	48,281
Cash and Cash Equivalents at End of Period	$14,120	$9,765	$31,410	$—	$55,295

Twenty-six weeks ended July 30, 2005	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated

Cash Flows from Operating Activities:
Net (loss) earnings	$(1,732)	$65,407	$(895)	$(64,512)	$(1,732)
Adjustments to Reconcile Net (Loss) Earnings from Continuing Operations to Net Cash Provided by (Used In) Continuing Operations	80,648	(110,471)	74	64,512	34,763
Change in operating assets and liabilities	(4,233)	(12,039)	2,700	—	(13,572)
Net cash provided by (used in) continuing operations	74,683	(57,103)	1,879	—	19,459
Net cash used in discontinued operations	55	(759)	—	—	(704)
Net Cash Provided by (Used in) Operating Activities	74,738	(57,862)	1,879	—	18,755
Cash Flows from Investing Activities:
Net Cash Used in Continuing Operations	(15,758)	(19,018)	—	—	(34,776)
Net Cash Provided by discontinued operations	931	—	—	—	931
Net Cash Used in Investing Activities	(14,827)	(19,018)	—	—	(33,845)
Net Cash (Used in) Provided by Financing Activities	(106,288)	77,725	2,565	—	(25,998)
Net (Decrease) Increase in Cash	(46,377)	845	4,444	—	(41,088)
Cash and Cash Equivalents at Beginning of Period	59,032	8,474	15,252	—	82,758
Cash and Cash Equivalents at End of Period	$12,655	$9,319	$19,696	$—	$41,670

NOTE 13. Contingencies

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

NOTE 14. Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(Amounts in thousands)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Net earnings (loss)	$1,352	$1,042	$649	$(1,732)

Other comprehensive income (loss), net of tax:

Minimum pension liability adjustments	—	(3)	—	344

Derivative financial instrument adjustments	(212)	415	124	984

Comprehensive income (loss)	$1,140	$1,454	$773	$(404)

The components of accumulated other comprehensive loss are:

	July 29, 2006	January 28, 2006

Derivative financial instrument adjustment, net of tax	$3,784	$3,660
Minimum pension liability adjustment, net of tax	(7,225)	(7,225)
	$(3,441)	$(3,565)

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

For the thirteen weeks ended July 29, 2006, our comparable sales (sales generated by locations in operation during the same period) increased by 0.4%, compared to a decrease of 2.5% for the thirteen weeks ended July 30, 2005. This increase in comparable sales occurred despite the negative impact of fewer grand-reopenings than the second quarter of fiscal 2005.

During the second quarter of fiscal 2006, we continued to reinvest in our stores to redesign their interiors and enhance their exterior appeal. During the thirteen weeks ended July 29, 2006, we grand reopened 34 stores in Florida and Colorado, following the grand reopening of approximately 32 stores in the New York City metropolitan market in the thirteen weeks ended April 29, 2006. Approximately 25-50 additional stores are expected to be remodeled and grand reopened during the remainder of fiscal 2006. In fiscal 2007, we expect to remodel and grand reopen approximately 125 stores, with the balance of approximately 175 stores to be completed in fiscal 2008 and 2009.

The following discussion explains the material changes in our results of operations for the thirteen and twenty-six weeks ended July 29, 2006 and the significant developments affecting our financial condition since January 28, 2006. We strongly recommend that you read the audited financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

LIQUIDITY AND CAPITAL RESOURCES - July 29, 2006

Our cash requirements arise principally from capital expenditures related to existing stores, offices and warehouses and from the purchase of inventory. While the primary capital expenditures for the twenty-six weeks ended July 29, 2006 continue to be attributed to store redesigns, the rate of our store refurbishment program was decreased significantly as a result of our decision to extend it through fiscal 2009. During the twenty-six weeks ended July 29, 2006, we invested approximately $16,000,000 in property and equipment, a reduction of approximately 64% from the first two quarters of fiscal 2005. We estimate that capital expenditures related to existing stores, warehouses and offices during the remainder of fiscal 2006 will be less than $40,000,000, related primarily to the redesign of our existing stores.

We anticipate that our net cash provided by operating activities and our existing revolving credit facility will exceed our principal cash requirements for capital expenditures and inventory purchases in fiscal 2006. Our $119,000,000 Convertible Senior Notes are due within the next twelve months, on June 1, 2007. In addition, if the $119,000,000 Convertible Senior Notes have not been converted, repurchased or refinanced prior to March 1, 2007, our $200,000,000 Senior Secured Term Loan facility will also become due within the next twelve months, on March 1, 2007; otherwise, the Senior Secured Term Loan is due January 27, 2011. At July 29, 2006, we had the intent to retire the Convertible Senior Notes prior to March 1, 2007 and the ability to do so using our long-term revolving credit facility, resulting in a long-term classification of the Senior Secured Term Loan. While we continue to have the availability to retire the Convertible Senior Notes under our revolving credit facility, we expect to seek alternative financing from the capital markets in order to refinance the Convertible Senior Notes sometime during the remainder of fiscal 2006.

Working capital decreased from $247,526,000 at January 28, 2006 to $82,613,000 at July 29, 2006, primarily due to the reclassification of our $119,000,000 Convertible Senior Notes to a current liability, a reduction in reinsurance receivable and reduced inventories. At July 29, 2006, we had stockholders’ equity of $588,411,000 and long-term debt, net of current maturities, of $404,884,000. Our long-term debt was 40.8% of our total capitalization at July 29, 2006 and 49.6% at January 28, 2006. As of July 29, 2006, we had an available line of credit totaling $211,704,000 and a cash and cash equivalents balance of $55,295,000.

As a convenience to our vendors, we provide a vendor financing program with an availability of $20,000,000. Under this program, the Company’s factor makes accelerated and discounted payments to our vendors and the Company, in turn, makes its regularly scheduled full vendor payments to the factor. As of July 29, 2006, the Company had an outstanding balance of $7,223,000 under these arrangements, classified as trade payable program liability in the consolidated balance sheet.

CONTRACTUAL OBLIGATIONS

The following charts represent the Company’s total contractual obligations and commercial commitments as of July 29, 2006:

(dollar amounts in thousands) Obligation	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due After 5 years
Long-term debt (1)	$525,362	$121,019	$4,257	$199,921	$200,165
Operating leases	606,466	66,131	241,119	83,262	215,954
Expected scheduled interest payments on all long-term debt	210,325	39,721	63,410	54,653	52,541
Capital leases	781	239	406	136	—
Unconditional purchase obligation	4,320	945	1,890	1,485	—
Total cash obligations	$1,347,254	$228,055	$311,082	$339,457	$468,660

(1) Long-term debt includes current maturities. Due in 3-5 years total includes $200,000,000 Senior Secured Term loan due January 21, 2011. Such maturity accelerates to March 1, 2007, if our $119,000,000 Convertible Senior Notes have not been converted, repurchased or refinanced prior to March 1, 2007. At July 29, 2006, we had the intent to retire the $119,000,000 Convertible Senior Notes prior to March 1, 2007 and the ability to do so using our long-term revolving credit facility.

The table excludes our pension obligation. Future plan contributions are dependent upon actual plan asset returns and interest rates. We originally expected to contribute approximately $1,417,000 to our pension plan in fiscal 2006. As of July 29, 2006, $152,000 of contributions had been made. We now anticipate total pension contributions for fiscal 2006 to be approximately $304,000.

(dollar amounts in thousands) Commercial Commitments	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due After 5 years
Import letters of credit	$633	$633	$—	$—	$—
Standby letters of credit	55,708	41,825	13,883	—	—
Surety bonds	13,080	12,352	728	—	—
Total commercial commitments	$69,421	$54,810	$14,611	$—	$—

OTHER CONTRACTUAL OBLIGATIONS

In the first quarter of fiscal 2005, we entered into a contractual commitment to purchase approximately $4,800,000 of products over a six-year period. The commitment for years two through five is approximately $950,000 per year, while the first and final year’s commitment is approximately $500,000. Following year two, we are obligated to pay the vendor a per unit reimbursement for any shortfall between our cumulative purchases during the two year period then ended and the minimum purchase requirement. For years three through six, we are obligated to pay the vendor a per unit reimbursement for any annual shortfall. The maximum obligation under any shortfall is approximately $950,000. At July 29, 2006, we expect to satisfy each of the cumulative minimum purchase requirements under this contract.

DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, our discontinued operations has reflected the ongoing costs associated with eleven stores remaining from the 33 stores closed on July 31, 2003 as part of our corporate restructuring (see Note 6 of Item 1—Notes to Condensed Consolidated Financial Statements).

Store Transfers

During the second quarter of fiscal 2006, we sold a store that we have leased back and will continue to operate for a one year period. Due to our significant continuing involvement with this store following the sale, we reclassified back into continuing operations, for all periods presented, this store’s revenues and costs that had been previously reclassified into discontinued operations during the third quarter of fiscal 2005, in accordance with SFAS No. 144 and EITF 03-13.

RESULTS OF OPERATIONS

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	July 29, 2006 (Fiscal 2006)		July 30, 2005 (Fiscal 2005)		Favorable (Unfavorable)

Merchandise Sales	83.3%		83.2%		0.3%
Service Revenue (1)	16.7		16.8		(0.2)
Total Revenues	100.0		100.0		0.2
Costs of Merchandise Sales (2)	71.1	(3)	73.3	(3)	2.7
Costs of Service Revenue (2)	93.8	(3)	89.7	(3)	(4.4)
Total Costs of Revenues	74.9		76.0		1.3
Gross Profit from Merchandise Sales	28.9	(3)	26.7	(3)	8.4
Gross Profit from Service Revenue	6.2	(3)	10.3	(3)	(40.3)
Total Gross Profit	25.1		24.0		4.9
Selling, General and Administrative Expenses	24.1		23.1		(4.8)
Net Gain on Sales of Assets	1.1		0.8	(5)	42.9
Operating Profit	2.1		1.7		24.1
Non-operating Income	0.3		0.1		317.8
Interest Expense	2.1		1.6		(29.6)
Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	0.4		0.2		124.6
Income Tax Expense	27.9	(4)	8.4	(4)	(648.7)
Net Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	0.3		0.1		76.7
Discontinued Operations, Net of Tax	—		—		—
Cumulative Effect of Change in Accounting Principle, Net of Tax	—		—		—
Net Earnings	0.2		0.2		29.8

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

(4) As a percentage of Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle.

(5) Net Gain from Sales of Assets for 2005 was reclassified primarily from Costs of Merchandise Sales (see Note 1 of Item 1- Notes to Condensed Consolidated Financial Statements).

Thirteen Weeks Ended July 29, 2006 vs. Thirteen Weeks Ended July 29, 2005

Total revenues for the second quarter increased 0.2%. This increase was due primarily to an increase in comparable revenues (revenues generated by locations in operation during the same period) of 0.4%. Comparable merchandise sales increased 0.4% while comparable service revenue was flat.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 28.9% in fiscal 2006 from 26.7% in fiscal 2005. This was an 8.4% or $10,780,000 increase from the prior year. This increase as a percentage of merchandise sales was due primarily to an increase in merchandise margins and lower warehousing costs, offset by higher occupancy costs. The increase in merchandise margins resulted from the restructuring of our vendor agreements and lower inventory shrinkage, offset by decreased sales of higher margin products. Effective January 29, 2006, substantially all of our vendor agreements were restructured to no longer identify specific incremental expenses for cooperative advertising; therefore, all vendor support funds are now treated as a reduction of inventories and are recognized as an increase to gross profit from merchandise sales as the inventories are sold, in accordance with EITF 02-16. Gross profit from merchandise sales for the thirteen weeks ended July 29, 2006 improved by approximately $11,800,000 compared to the thirteen weeks ended July 30, 2005 primarily as a result of these contractual changes. Warehousing costs were lower due to reduced rent, public storage and temporary labor costs. The increase in store occupancy costs was due to an increase in depreciation costs related to a larger cumulative base of stores remodeled under the grand reopening program, in addition to higher utility and rental equipment costs.

Gross profit from service revenue decreased, as a percentage of service revenue, to 6.2% in fiscal 2006 from 10.3% in fiscal 2005. This was a 40.3% or $4,039,000 decrease from the prior year. This decrease, as a percentage of service revenue, was due to higher payroll and depreciation costs, offset by decreased benefits and other occupancy costs. The increase in payroll was primarily due to a higher utilization of more skilled labor and increased incentives and bonuses.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 24.1% in fiscal 2006 from 23.1% in fiscal 2005. This was a 4.8% or $6,343,000 increase from the prior year. This increase, as a percentage of total revenues, was due to increased net media expense offset by decreases in store expenses and general and administrative expenses. The increase in net media expense was caused by a change in our vendor agreements which resulted in a different application of EITF 02-16, whereby approximately $10,600,000 in vendor support funds were recorded as a reduction in advertising costs for the thirteen weeks ended July 30, 2005 (see above explanation of vendor agreement restructuring), offset by lower gross media expenditures than were experienced in the prior year related to the grand reopenings of the Philadelphia and Chicago metropolitan markets. The decrease in store expenses was due primarily to a favorable litigation settlement of approximately $2,100,000 from certain of our credit card processors and favorable claims experience, offset by higher payroll costs. The decrease in general and administrative expenses was due primarily to lower hiring and moving, legal and systems consulting expenses, offset by $1,100,000 of severance for the Company’s former Chief Executive Officer and $1,400,000 in costs related to the Company’s strategic review process.

Net gain on sales of assets increased, as a percentage of total revenues, to 1.1% in fiscal 2006 from 0.8% in fiscal 2005. This was a 42.9% or $1,932,000 increase from the prior year. This increase, as a percentage of total revenues, was due primarily to a gain of $6,329,000 from a sale of a store in fiscal 2006, compared to a gain of $5,177,000 offset by a loss of $502,000 related to stores sold in fiscal 2005.

Interest expense increased $2,734,000 due to an increase in the weighted average interest rate and higher debt levels.

Results from discontinued operations for the first quarter of 2006 was a loss of $30,000 (net of tax) compared to a profit of $210,000 (net of tax) in the second quarter of fiscal 2005. The income recorded in the second quarter of fiscal 2005 is due to a gain on the sale of assets held for disposal related to a closed store.

Cumulative effect of change in accounting principle, net of tax, decreased from the initial amount recorded upon adoption of FAS 123R at April 29, 2006 as a result of a change in the estimated annual effective tax rate.

Net earnings increased, as a percentage of total revenues, due primarily to an increase in total gross profit and in net gain on sales of assets, as a percentage of sales, offset by higher interest and selling, general and administrative costs.

Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
	July 29, 2006		July 30, 2005		Favorable
Twenty-six weeks ended	(Fiscal 2006)		(Fiscal 2005)		(Unfavorable)
Merchandise Sales	82.7%		82.7%		(0.5)%
Service Revenue (1)	17.3		17.3		(0.7)
Total Revenues	100.0		100.0		(0.6)
Costs of Merchandise Sales (2)	71.6	(3)	73.4	(3)	3.0
Costs of Service Revenue (2)	91.3	(3)	86.6	(3)	(4.7)
Total Costs of Revenues	75.0		75.7		1.5
Gross Profit from Merchandise Sales	28.4	(3)	26.6	(3)	6.2
Gross Profit from Service Revenue	8.7	(3)	13.4	(3)	(35.5)
Total Gross Profit	25.0		24.3		2.2
Selling, General and Administrative Expenses	23.9		23.5		(0.9)
Net Gain on Sales of Assets	0.5		0.3	(5)	66.8
Operating Profit	1.7		1.1		47.7
Non-operating Income	0.4		0.2		92.6
Interest Expense	2.0		1.6		(22.9)
Earnings (Loss) from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	0.1		(0.3)		141.3
Income Tax Expense (Benefit)	49.9	(4)	46.6	(4)	(144.2)
Net Earnings (Loss) from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	0.1		(0.1)		138.8
Discontinued Operations, Net of Tax	—		—		25.3
Cumulative Effect of Change in Accounting Principle, Net of Tax	—		—		—
Net Earnings (Loss)	0.1		(0.2)		137.5

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

(4) As a percentage of Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle.

(5) Net Gain from Sales of Assets for 2005 was reclassified primarily from Costs of Merchandise Sales (see Note 1 of Item 1- Notes to Condensed Consolidated Financial Statements).

Twenty-six Weeks Ended July 29, 2006 vs. Twenty-six Weeks Ended July 30, 2005

Total revenues for the first twenty-six weeks decreased 0.6%. This decrease was due primarily to a decrease in comparable revenues (revenues generated by locations in operation during the same period) of 0.3%. Comparable merchandise sales and service revenue both decreased 0.3%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 28.4% in fiscal 2006 from 26.6% in fiscal 2005. This was a 6.2% or $15,648,000 increase from the prior year. This increase as a percentage of merchandise sales was due primarily to an increase in merchandise margins and lower warehousing costs, offset by higher occupancy costs. The increase in merchandise margins resulted from the restructuring of our vendor agreements and lower inventory shrinkage estimates, offset by decreased sales of higher margin products. Effective January 29, 2006, substantially all of our vendor agreements were restructured to no longer identify specific incremental expenses for cooperative advertising; therefore, all vendor support funds are now treated as a reduction of inventories and are recognized as an increase to gross profit from merchandise sales as the inventories are sold, in accordance with EITF 02-16. Gross profit from merchandise sales for the twenty-six weeks ended July 29, 2006 improved by approximately $21,600,000 compared to the twenty-six weeks ended July 30, 2005 primarily as a result of these contractual changes. Warehousing costs were lower due to reduced rent, public storage and temporary labor costs. The increase in store occupancy costs was due to an increase in depreciation costs related to a larger cumulative base of stores remodeled under the grand reopening program, in addition to higher utility and rental equipment costs.

Gross profit from service revenue decreased, as a percentage of service revenue to 8.7% in fiscal 2006 from 13.4% in fiscal 2005. This was a 35.5% or $9,410,000 decrease from the prior year. This decrease, as a percentage of service revenue, was due to higher payroll and depreciation costs. The increase in payroll was primarily due to a higher utilization of more skilled labor, increased incentives and bonuses and increased staffing.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 23.9% in fiscal 2006 from 23.5% in fiscal 2005. This was a 0.9% or $2,435,000 increase from the prior year. This increase, as a percentage of total revenues, was due to increased net media expense offset by decreases in store expenses, general and administrative expenses and benefits. The increase in net media expense was caused by a change in our vendor agreements which resulted in a different application of EITF 02-16, whereby approximately $19,400,000 in vendor support funds were recorded as a reduction in advertising costs for the thirteen weeks ended July 30, 2005 (see above explanation of vendor agreement restructuring), offset by lower gross media expenditures than were experienced in the prior year related to the grand reopenings of the Los Angeles, Philadelphia and Chicago metropolitan markets. The decrease in store expenses was due primarily to a favorable insurance settlement of $2,300,000, a favorable litigation settlement of approximately $2,100,000 from certain of our credit card processors and favorable claims experience. The decrease in general and administrative expenses was due primarily to lower hiring and moving, legal, meeting and systems consulting expenses, offset by $1,100,000 of severance for the Company’s former Chief Executive Officer and $2,775,000 of costs related to the Company’s strategic review process.

Net gain on sales of assets increased, as a percentage of total revenues, to 0.5% in fiscal 2006 from 0.3% in fiscal 2005. This was a 66.8% or $2,410,000 increase from the prior year. This increase, as a percentage of total revenues, was due primarily to a gain of $6,329,000 from a sale of a store in fiscal 2006, compared to a gain of $5,177,000 offset by a loss of $502,000 related to stores sold in fiscal 2005.

Interest expense increased $4,156,000 due to an increase in the weighted average interest rate and higher debt levels.

Results from discontinued operations for 2006 was a loss of $133,000 (net of tax) compared to a loss of $178,000 (net of tax) in 2005.

Net earnings increased, as a percentage of total revenues, due primarily to an increase in total gross profit and in net gain on sales of assets, as a percentage of sales, offset by higher interest and selling, general and administrative costs.

INDUSTRY COMPARISON

We operate in the U.S. automotive aftermarket, which has two general competitive arenas: the Do-It-For-Me (“DIFM”) (service labor, installed merchandise and tires) market and the Do-It-Yourself (“DIY”) (retail merchandise) market. Generally, the specialized automotive retailers focus on either the “DIY” or “DIFM” areas of the business. We believe that our operation in both the “DIY” and “DIFM” areas of the business positively differentiates us from most of our competitors. Although operating performance is measured at a store level in aggregation, we believe that the following presentation shows an accurate comparison against competitors within the two sales arenas. We compete in the “DIY” area of the business through our retail sales floor and commercial sales business (Retail Sales). Our Service Center Business (labor and installed merchandise and tires) competes in the DIFM area of the industry.

The following table presents the revenues and gross profit for each area of the business.

	Thirteen weeks ended		Twenty-six weeks ended
(Dollar amounts in thousands)	July 29, 2006 Amount	July 30, 2005 Amount	July 29, 2006 Amount	July 30, 2005 Amount

Retail Sales (1)	$353,554	$355,656	$681,511	$695,010
Service Center Revenue (2)	225,011	221,762	453,655	446,634
Total Revenues	$578,565	$577,418	$1,135,166	$1,141,644
Gross Profit from Retail Sales (3)	$100,179	$93,809	$189,768	$179,606
Gross Profit from Service Center Revenue (3)	44,923	44,552	94,212	98,136
Total Gross Profit	$145,102	$138,361	$283,980	$277,742

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

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The Company adopted SFAS No. 123R on January 29, 2006 using the modified prospective method. The impact of adopting this Standard is discussed in Note 1 of Item 1 – Notes to Condensed Consolidated Financial Statements.

In June of 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of this consensus includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to sales, use, value added and some excise taxes. Additionally, this consensus seeks to address how a company should address the disclosure of such items in interim and annual financial statements, either gross or net pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. The Company is required to adopt this statement in fiscal 2007. The Company presents sales net of sales taxes in its consolidated statement of operations and does not anticipate changing its policy as a result of EITF 06-3.

In July of 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (FIN 48). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The Company is required to adopt this Interpretation in fiscal 2007, and is currently evaluating the effect that this Interpretation will have on its consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Additionally, we estimate our interim product gross margins in accordance with Accounting Principles Bulletin No. 28, “Interim Financial Reporting”.

On an on-going basis, we evaluate our estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, risk participation agreements and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to “Critical Accounting Policies and Estimates” as reported in our Form 10-K for the year ended January 28, 2006, which disclosures are hereby incorporated by reference.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement, changes in the London Interbank Offered Rate (LIBOR) could affect the rates at which the Company could borrow funds thereunder. At July 29, 2006, the Company had borrowings of $5,871,000 under this facility. Additionally, the Company has a $200,000,000 Senior Secured Term Loan facility that bears interest at LIBOR plus 3.0%, and approximately $122,848,000 of real estate operating leases that vary based on changes in LIBOR.

We have entered into an interest rate swap, which was designated as a cash flow hedge to convert the variable LIBOR portion of the real estate lease payments to a fixed rate of 2.90%, terminating on July 1, 2008 (coterminous with the leases noted above). If the critical terms of the interest rate swap or the hedge item do not change, the interest rate swap will be considered to be highly effective with all changes in fair value included in other comprehensive income. As of July 29, 2006 and January 28, 2006, the fair values of the interest rate swap were $5,988,000 ($3,784,000 net of tax) and $5,790,000 ($3,660,000, net of tax), respectively, and these changes in value were included in accumulated other comprehensive loss on the consolidated balance sheet.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently engaged in any litigation arising outside the ordinary course of its business that it believes to be material. The Company is party to various actions and claims, including purported class actions, arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations

Item 1A. Risk Factors

There have been no changes to the risks described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Security Holders

None.

Item 5.             Other Information

None.

Item 6.             Exhibits

4.1	Amendment to Rights Agreement, dated August 18, 2006, between the Company and the Rights Agent.	Incorporated by reference from the Company’s Form 8-K filed August 21, 2006.

10.1	Letter agreement dated July 17, 2006, between the Company and William Leonard.*	Incorporated by reference from the Company’s Form 8-K filed July 21, 2006.

10.2	Agreement dated August 2, 2006, between the Company and the Barington Group.	Incorporated by reference from the Company’s Form 8-K filed August 3, 2006.

(31.1)**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* - Management contract or compensatory plan or arrangement.

** - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date:	September 6, 2006	by:	/s/ Harry F. Yanowitz

Harry F. Yanowitz
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

(31.1)**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** - Filed herewith