Form 10-Q
period 2006-10-28
PEP BOYS MANNY MOE & JACK
filed 2006-12-06
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 28, 2006

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

As of November 24, 2006 there were 54,394,431 shares of the registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

UNAUDITED

	October 28, 2006	Jan. 28, 2006*
ASSETS
Current Assets:
Cash and cash equivalents	$22,492	$48,281
Accounts receivable, net	29,488	36,434
Merchandise inventories	645,394	616,292
Prepaid expenses	25,151	40,952
Other	59,001	85,446
Assets held for disposal	—	652
Total Current Assets	781,526	828,057
Property and Equipment-at cost:
Land	256,865	257,802
Buildings and improvements	919,543	916,580
Furniture, fixtures and equipment	667,101	671,189
Construction in progress	17,896	15,858
	1,861,405	1,861,429
Less accumulated depreciation and amortization	952,867	914,040

Property and Equipment - Net	908,538	947,389
Other	79,547	46,307
Total Assets	$1,769,611	$1,821,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$308,683	$261,940
Trade payable program liability	13,284	11,156
Accrued expenses	267,218	290,761
Deferred income taxes	18,909	15,417
Current maturities of long-term debt and obligations under capital leases	2,686	1,257
Total Current Liabilities	610,780	580,531
Long-term debt and obligations under capital leases, less current maturities	524,426	467,239
Convertible long-term debt	—	119,000
Other long-term liabilities	58,762	57,481
Deferred income taxes	—	2,937
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, par value $1 per share: Authorized 500,000,000 shares; Issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	289,718	288,098
Retained earnings	460,013	481,926
Accumulated other comprehensive loss	(4,209)	(3,565)
Less cost of shares in treasury - 12,015,192 shares and 12,152,968 shares	(179,172)	(181,187)
Less cost of shares in benefits trust - 2,195,270 shares	(59,264)	(59,264)
Total Stockholders’ Equity	575,643	594,565
Total Liabilities and Stockholders’ Equity	$1,769,611	$1,821,753

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

UNAUDITED

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
	Amount	Amount	Amount	Amount
Merchandise Sales	$453,711	$452,356	$1,393,023	$1,396,812
Service Revenue	97,138	93,548	292,992	290,736
Total Revenues	550,849	545,904	1,686,015	1,687,548
Costs of Merchandise Sales	323,025	337,899	995,447	1,031,113
Costs of Service Revenue	90,131	88,892	268,895	259,580
Total Costs of Revenues	413,156	426,791	1,264,342	1,290,693
Gross Profit from Merchandise Sales	130,686	114,457	397,576	365,699
Gross Profit from Service Revenue	7,007	4,656	24,097	31,156
Total Gross Profit	137,693	119,113	421,673	396,855
Selling, General and Administrative Expenses	139,255	127,037	410,020	395,367
Net Gain (Loss) from Sales of Assets	213	(629)	6,229	2,977
Operating (Loss) Profit	(1,349)	(8,553)	17,882	4,465
Non-operating Income	1,017	526	5,294	2,747
Interest Expense	15,581	9,205	37,886	27,354
Loss From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(15,913)	(17,232)	(14,710)	(20,142)
Income Tax Benefit	(5,200)	(5,856)	(4,600)	(7,212)
Net Loss from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(10,713)	(11,376)	(10,110)	(12,930)

Discontinued Operations, Net of Tax	(205)	180	(338)	3
Cumulative Effect of Change in Accounting Principle, Net of Tax	4	—	183	—
Net Loss	(10,914)	(11,196)	(10,265)	(12,927)
Retained Earnings, beginning of period	474,858	525,703	481,926	536,780
Cash Dividends	(3,691)	(3,664)	(11,207)	(10,984)
Effect of Stock Options	(209)	(257)	(285)	(2,231)
Dividend Reinvestment Plan	(31)	(54)	(156)	(106)
Retained Earnings, end of period	$460,013	$510,532	$460,013	$510,532
Basic and Diluted Loss per Share:
Basic and Diluted Weighted Average Shares Outstanding	54,313	54,774	54,264	55,288
Net Loss From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$(0.20)	$(0.21)	$(0.19)	$(0.23)
Discontinued Operations, Net of Tax	—	0.01	—	—
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—
Basic and Diluted Loss Per Share	$(0.20)	$(0.20)	$(0.19)	$(0.23)
Cash Dividends Per Share	$0.0675	$0.0675	$0.1350	$0.1350

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

UNAUDITED

Thirty-nine Weeks Ended	October 28, 2006	October 29, 2005
Cash Flows from Operating Activities:
Net loss	$(10,265)	$(12,927)
Adjustments to Reconcile Net Loss to Net Cash Provided by Continuing Operations:
Net loss (gain) from discontinued operations	338	(3)
Depreciation and amortization	62,546	59,283
Cumulative effect of change in accounting principle, net of tax	(183)	—
Accretion of asset disposal obligation	203	84
Loss on defeasance of convertible debt	755	—
Stock compensation expense	2,611	2,001
Cancellation of vested stock options	(1,056)	—
Deferred income taxes	(7,366)	(12,337)
Gain from sales of assets	(6,229)	(2,977)
Loss from asset impairment	550	—
Excess tax benefits from stock based awards	(37)	—
Increase in cash surrender value of life insurance policies	(1,593)	(2,575)
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable, prepaid expenses and other	50,150	51,789
Increase in merchandise inventories	(29,102)	(45,608)
Increase (decrease) in accounts payable	46,743	(6,861)
Decrease in accrued expenses	(24,998)	(44,075)
Increase in other long-term liabilities	1,281	14,918
Net cash provided by continuing operations	84,348	712
Net cash used in discontinued operations	(367)	(259)
Net Cash Provided by Operating Activities	83,981	453

Cash Flows from Investing Activities:
Cash paid for property and equipment	(25,092)	(65,197)
Proceeds from sales of assets	1,598	1,724
Proceeds from sales of assets held for disposal	6,981	6,913
Repayment of life insurance proceeds	(24,669)	—
Premiums paid on life insurance policies	—	(488)
Net cash used in continuing operations	(41,182)	(57,048)
Net cash provided by discontinued operations	—	916
Net Cash Used in Investing Activities	(41,182)	(56,132)

Cash Flows from Financing Activities:
Net (payments) borrowings under line of credit agreements	(60,042)	62,163
Excess tax benefits from stock based awards	37	—
Net borrowings on trade payable program liability	2,128	11,212
Proceeds from term loan	121,000	—
Repayment of long-term debt	(2,259)	(40,456)
Defeasance of convertible-debt	(119,000)	—
Payments on capital lease obligations	(167)	(363)
Dividends paid	(11,207)	(10,984)
Repurchase of common stock	—	(15,562)
Proceeds from exercise of stock options	242	2,711
Proceeds from dividend reinvestment plan	680	734
Net Cash (Used in) Provided by Financing Activities	(68,588)	9,455
Net Decrease in Cash and Cash Equivalents	(25,789)	(46,224)
Cash and Cash Equivalents at Beginning of Period	48,281	82,758
Cash and Cash Equivalents at End of Period	$22,492	$36,534

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$34,246	$19,491
Cash paid for income taxes	$730	$—
Cash received from income tax refunds	$—	$8,605
Non-cash investing activities:
Accrued purchases of property and equipment	$757	$2,182
Non-cash financing activities:
Equipment capital leases	$84	$124

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of October 28, 2006, the consolidated statements of operations for the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005 and the consolidated statements of cash flows for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at October 28, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by Rule 10-01 of the Security and Exchange Commission’s (SEC) Regulation S-X, “Interim Financial Statements”. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (fiscal 2005). The results of operations for the thirteen and thirty-nine weeks ended October 28, 2006 are not necessarily indicative of the operating results for the full year.

The statements of operations for the thirteen and thirty-nine weeks ended October 29, 2005 have been reclassified to present Net Gain from Sales of Assets as a separate line item. For the thirteen and thirty-nine weeks ended October 29, 2005, the primary impact of the reclassification was a decrease of approximately $629,000 and an increase of approximately $2,977,000, respectively, to both Costs of Merchandise Sales and Total Costs of Revenues, with a corresponding decrease to both Gross Profit from Merchandise Sales and Total Gross Profit.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year financial statement misstatements for the purpose of a materiality assessment. The Company will be required to adopt the provisions of SAB 108 in its first year ending after November 15, 2006. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines the term fair value, establishes a framework for measuring it within generally accepted accounting principles and expands disclosures about its measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after

November 15, 2007.  The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158).  SFAS 158 requires entities to recognize the overfunded or underfunded status of its defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in such funded status in the year in which the changes occur through comprehensive income.  Additionally, an entity’s defined benefit plan assets and obligations must be measured as of the date of the entity’s fiscal year end statement of financial position (with limited exception).  The funded status requirement under SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006, while the measurement date requirement is effective as of the date of the entity’s fiscal year-end statement of financial position for fiscal years ending after December 15, 2008. Upon adoption the Company expects to reduce comprehensive income on its February 3, 2007 consolidated statement of financial position by the elimination of a prepaid intangible asset and the creation of an additional liability.

NOTE 3. Accounting for Stock-Based Compensation

The Company has a stock-based compensation plan originally approved by the stockholders on May 21, 1990 under which it has previously granted non-qualified stock options and incentive stock options to key employees and members of its Board of Directors. As of October 28, 2006, there were no awards remaining available for grant under the 1990 Plan. The Company has a stock-based compensation plan originally approved by the stockholders on June 2, 1999 under which it has previously granted and may continue to grant non-qualified stock options, incentive stock options and restricted stock units (RSUs) to key employees and members of its Board of Directors. As of October 28, 2006, there were 1,635,387 awards remaining available for grant under the 1999 Plan.

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

The exercise price, term and other conditions applicable to future stock option and RSU grants under the 1999 plan are generally determined by the Board of Directors; provided that the exercise price of stock options must be at least 100% of the quoted market price of the common stock on the grant date. The Company currently satisfies share requirements resulting from RSU conversions and option exercises from its Treasury. The Company believes its Treasury share balance at October 28, 2006 is adequate to satisfy such activity during the next twelve-month period.

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

SFAS No. 123R also requires the Company to change the classification, in its consolidated statement of cash flows, of any tax benefits realized upon the exercise of stock options or issuance of RSUs in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts, approximately $4,000 and $37,000 for the thirteen and thirty-nine weeks ended October 28, 2006, respectively, are presented as a financing cash inflow rather than as a reduction of income taxes paid in the Company’s consolidated statement of cash flows.

The Company recognized approximately $344,000 and $1,267,000 of compensation expense related to stock options, and approximately $549,000 and $1,344,000 of compensation expense related to RSUs, in its operating results (included in selling, general and administrative expenses) in the thirteen and thirty-nine weeks ended October 28, 2006, respectively. For the thirteen weeks ended October 28, 2006, the adoption of the fair value method of SFAS No. 123R resulted in additional share-based compensation expense and a corresponding reduction of pre-tax income of approximately $344,000 and a reduction in net income of approximately $234,000. For the thirty-nine weeks ended October 28, 2006, the adoption of the fair value method of SFAS No. 123R resulted in additional share-based compensation expense and a corresponding reduction of pre-tax income of approximately $1,267,000, and a reduction in net income of approximately $888,000. The associated deferred tax benefit recognized was $184,000 and $66,000 in the thirteen and thirty-nine weeks ended October 28, 2006, respectively. Compensation expense for RSUs recognized before implementation of SFAS No. 123R for the thirteen and thirty-nine weeks ended October 29, 2005 was $598,000 and $2,001,000, respectively, and was included in selling, general and administrative expenses. As of October 28, 2006 the cumulative effect resulting from the initial application of the provisions of SFAS No. 123R to RSUs was approximately $183,000, net of tax.

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

The following table sets forth the assumptions used to determine compensation cost for our stock options consistent with the requirements of SFAS No. 123R:

Under APB No. 25 there was no compensation cost recognized for the Company’s stock options awarded in the thirteen and thirty-nine weeks ended October 29, 2005 as these stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123:

(dollar amounts in thousands, except share data)	Thirteen Weeks Ended October 29, 2005	Thirty-nine Weeks Ended October 29, 2005

Net loss, as reported	$(11,196)	$(12,927)

Add: Total stock-based compensation for RSUs, net of tax	395	1,285
Deduct: Total stock-based employee compensation cost determined under the fair value method, net of tax	(877)	(2,646)

Pro forma net loss	$(11,678)	$(14,288)

Loss per share:
Basic and diluted—as reported	$(0.20)	$(0.23)
Basic and diluted—pro forma	$(0.21)	$(0.26)

The following sets forth fair value per share information, including related assumptions, used to determine compensation cost consistent with the requirements of SFAS No. 123:

Thirty-nine Weeks Ended October 29, 2005

Assumptions:
Expected annual dividend yield	1.77%
Expected volatility	46.0%
Risk-free interest rate range:
high	4.4%
low	3.5%
Ranges of expected lives (in years)	3-8

The following table summarizes information about stock option activity for the thirty-nine weeks ended October 28, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 28, 2006	4,537,155	$15.87	4.7
Granted	61,977	15.01
Exercised	(32,550)	7.43
Forfeited	(323,298)	13.29
Expired	(1,040,702)	13.11

Outstanding at October 28, 2006	3,202,582	$17.07	3.2	$3,587,467

Exercisable at October 28, 2006	2,925,820	$17.18	2.9	$3,377,117

The weighted average fair values of options granted during the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005 were $13.60 and $10.04, and $-0- and $7.66, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005 was approximately $75,000 and $144,000, and $155,000 and $2,317,000, respectively. During the thirteen and thirty-nine weeks ended October 28, 2006, the amount of cash received from the exercise of stock options was $186,000 and $242,000, respectively, resulting in tax benefits of $29,000 and $55,000, respectively.

At October 28, 2006, there was approximately $1,564,000 of total unrecognized pre-tax compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.45 years. The total fair values of stock options vested during the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005 were approximately $426,000 and $2,401,000, and $363,000 and $4,928,000, respectively.

The following table summarizes information about activity related to non-vested stock awards (RSUs) as of October 28, 2006 and changes for the thirty-nine weeks ended October 28, 2006:

	Number of RSUs	Weighted Average Grant Date Fair Value

Non-vested at January 28, 2006	265,815	$18.41
Granted	221,161	12.60
Vested	(77,800)	18.25
Forfeited	(17,315)	17.05
Non-vested at October 28, 2006	391,861	14.16

At October 28, 2006, there was approximately $4,097,000 of total unrecognized pre-tax compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 1.7 years. The total fair values of RSUs vested during the thirteen and thirty-nine weeks ended October 28, 2006and October 29, 2005 were approximately $59,000 and  $1,420,000, and $63,000 and $792,000, respectively. The total intrinsic values of RSUs converted during the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005 were approximately  $-0- and $1,499,000, and $68,000 and $852,000, respectively. During the thirteen and thirty-nine weeks ended October 28, 2006, the tax benefits realized for converted RSUs were $-0- and $288,000, respectively. The grant date weighted average fair values for RSUs granted during the thirteen and thirty-nine weeks ended October 29, 2005 were $11.16 and $14.92, respectively.

NOTE 4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $637,195,814 and $615,698,000 as of October 28, 2006 and January 28, 2006, respectively.

The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when market is lower than recorded costs. The reserves are revised, if necessary, on a quarterly basis for adequacy. The Company’s reserves against inventory for these matters were $13,322,000 and $12,822,000 at October 28, 2006 and January 28, 2006, respectively.

NOTE 5. Other Current Assets

The Company’s other current assets as of October 28, 2006 and January 28, 2006 were as follows:

(dollar amounts in thousands)	October 28, 2006	Jan. 28, 2006

Reinsurance receivable	$57,446	$82,629
Income taxes receivable	631	2,694
Other	924	123
Total	$59,001	$85,446

NOTE 6. Discontinued Operations

In accordance with SFAS No. 144, discontinued operations has reflected the ongoing costs associated with eleven stores remaining on October 28, 2006 from 33 stores closed on July 31, 2003 as part of a corporate restructuring.

Below is a summary of these stores’ operations for the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(dollar amounts in thousands)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
(Loss) gain from discontinued operations, before income taxes	$(297)	$337	$(496)	$4

Additionally, the Company has classified certain assets as assets held for disposal on its balance sheets. As of October 28, 2006 and January 28, 2006 the net book values of these assets were as follows:

(dollar amounts in thousands)	October 28, 2006	January 28, 2006
Land	$—	$120
Buildings and improvements	—	532
Equipment	—	—
	$—	$652

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

NOTE 7. Pension and Savings Plan

Pension expense includes the following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(dollar amounts in thousands)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Service cost	$58	$91	$188	$273
Interest cost	772	753	2,300	2,259
Expected return on plan assets	(532)	(587)	(1,645)	(1,761)
Amortization of transition obligation	41	41	122	123
Amortization of prior service cost	91	91	269	273
Amortization of net loss	602	545	1,733	1,635
Net periodic benefit cost	$1,032	$934	$2,967	$2,802

The Company originally expected to contribute approximately $1,417,000 to its pension plan in fiscal 2006. As of October 28, 2006, $228,000 of such contributions had been made. The Company has revised its expectations during fiscal 2006 and now expects total contributions for fiscal 2006 to be approximately $515,000.

The Company has two 401(k) savings plans, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation. The Company’s savings plans’ contribution expense was approximately $359,000 and $544,000 for the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively, and $2,110,000 and $2,338,000 for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. On January 31, 2004, the Company amended and restated its Executive Supplemental Retirement Plan (SERP). This amendment converted the defined benefit plan to a defined contribution plan for certain unvested participants and all future participants. All vested participants continue to accrue benefits according to the previous defined benefit formula. The Company’s contribution expense for the defined contribution portion of the plan was approximately $(9,000) and $12,000 for the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively, and $479,000 and $448,000 for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.

NOTE 8. Advertising Expense

The Company expenses the production costs of advertising the first time the advertising takes place. Gross advertising expense was $18,611,000 and $18,561,000 for the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively, and $62,706,000 and $65,588,000 for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. No advertising costs were recorded as assets as of October 28, 2006 or January 28, 2006.

Prior to the first quarter of fiscal 2006, the Company received funds from vendors for cooperative advertising. Certain cooperative advertising reimbursements were netted against specific, incremental, identifiable costs incurred in connection with the selling of the vendor’s product. Cooperative advertising reimbursements of $7,510,000 and $26,929,000 for the thirteen and thirty-nine weeks ended October 29, 2005, respectively, were recorded as a reduction of advertising expense with the net amount included in selling, general and administrative expenses in the consolidated statement of operations. Any excess reimbursements over these costs were characterized as a reduction of inventory and were recognized as a reduction of cost of sales as the inventories were sold, in accordance with EITF No. 02-16. The amount of excess reimbursements recognized as a reduction of costs of sales was $12,362,000 and $33,364,000 for the thirteen and the thirty-nine weeks ended October 29, 2005, respectively.

The Company has restructured substantially all of its vendor agreements, effective January 29, 2006, to provide flexibility in how it can use vendor support funds, and eliminate the administrative burden associated with tracking the application of such funds. Accordingly, in the thirty-nine weeks ended October 28, 2006, all vendor support funds were treated as a reduction of inventories and were recognized as a reduction to cost of sales as inventories were subsequently sold.

NOTE 9. Debt and Financing Arrangements

On October 27, 2006, the Company amended and restated its Senior Secured Term Loan Facility dated January 27, 2006.  The amendment increased the size of the facility from $200,000,000 to $320,000,000, extended its maturity from January 27, 2011 to October 27, 2013 and reduced its interest rate from London Interbank Offered Rate (LIBOR) plus 3.00% to LIBOR plus 2.75%.  The interest rate can be further reduced to LIBOR plus 2.50% upon achieving a specified leverage ratio.  Accordingly, the number of the Company’s stores included in the collateral pool securing the facility increased from 154 to 241.

Proceeds from the facility were used to satisfy and discharge the Company’s outstanding $119,000,000 4.25% Convertible Senior Notes due June 1, 2007 by deposit into an escrow fund with an independent trustee. The right of the holders of the convertible notes to convert them into shares of the Company’s common stock, at any time until the June 1, 2007 maturity date, survives such satisfaction and discharge. The conversion price is $22.40 per share.  The Company recorded a non-cash charge for the value of such conversion right, approximately $755,000 as determined by the Black-Scholes method, in its consolidated statement of operations for the thirteen and thirty-nine weeks ended October 28, 2006.

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

Components of the reserve for warranty costs for the thirty-nine week periods ending October 28, 2006 and October 29, 2005 are as follows:

(dollar amounts in thousands)	Thirty-nine Weeks Ended October 28, 2006	Thirty-nine Weeks Ended October 29, 2005

Beginning balance	$1,477	$1,324

Additions related to current period sales	15,751	16,056

Warranty costs incurred in current period	(15,824)	(15,795)
Ending balance	$1,404	$1,585

NOTE 11. Net Earnings Per Share

At October 28, 2006 and October 29, 2005 there were 3,203,000 and 4,648,000 outstanding options to purchase shares of the Company’s common stock, respectively. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended. The total numbers of such shares excluded from the diluted earnings per share calculation are 2,757,000 and 3,175,000 for the thirteen weeks ended October 28,2006 and October 29, 2005, respectively. The total numbers of such shares excluded from the diluted earnings per share calculation are 2,895,000 and 3,218,000 for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.

NOTE 12. Supplemental Guarantor Information

On December 14, 2004, the Company issued $200,000,000 aggregate principal amount of 7.50% Senior Subordinated Notes due December 15, 2014, and on October 27, 2006 the Company expanded its outstanding Senior Secured Term Loan facility from $199,000,000 to $320,000,000 bearing interest of LIBOR plus 2.75% due October 27, 2013. Both issuances are jointly and severally and fully and unconditionally guaranteed by the Company’s 100% owned direct and indirect operating subsidiaries, The Pep Boys Manny, Moe & Jack of California, Pep Boys - Manny, Moe & Jack of Delaware, Inc. and Pep Boys - Manny, Moe & Jack of Puerto Rico, Inc. The Senior Subordinated Notes are unsecured.

During the third quarter of fiscal 2006 certain assets have been sold at a price of $34,000,000 from Pep Boys to the non-guarantor subsidiary.

The following are consolidating balance sheets of the Company as of October 28, 2006 and January 28, 2006 and the related consolidating statements of operations for the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005 and condensed consolidating statements of cash flows for the thirty-nine weeks ended October 28, 2006 and October 29, 2005.

CONDENSED CONSOLIDATING BALANCE SHEET

(dollar amounts in thousands)

(unaudited)

			Subsidiary
		Subsidiary	Non-	Consolidation/
October 28, 2006	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$12,898	$7,794	$1,800	$—	$22,492
Accounts receivable, net	14,377	15,111	—	—	29,488
Merchandise inventories	220,213	425,181	—	—	645,394
Prepaid expenses	21,266	8,921	3,488	(8,524)	25,151
Other	(580)	2,252	56,964	—	59,001
Assets held for disposal	—	—	—	—	—
Total Current Assets	268,174	459,259	62,252	(8,524)	781,527
Property and Equipment - at cost:
Land	79,677	170,757	12,893	(6,462)	256,865
Buildings and improvements	307,552	601,693	20,937	(10,638)	919,543
Furniture, fixtures and equipment	281,785	385,316	—	—	667,101
Construction in progress	16,821	1,075	—	—	17,896
	685,835	1,158,841	33,830	(17,101)	1,861,405
Less accumulated depreciation and amortization	378,226	571,172	—	3,469	952,867
Property and Equipment - Net	307,609	587,669	33,830	(20,570)	908,538

Investment in subsidiaries	1,594,339	1,387,577	—	(2,981,916)	—

Intercompany receivable	—	692,865	106,155	(799,020)	—

Other	80,864	(1,317)	—	—	79,547
Total Assets	$2,251,351	$3,126,053	$202,237	$(3,810,030)	$1,769,611
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$308,674	$9	$—	$—	$308,683
Trade payable program liability	13,284	—	—	—	13,284
Accrued expenses	36,014	103,309	158,775	(30,880)	267,218
Deferred income taxes	(50)	24,699	(5,740)	—	18,909
Current maturities of long-term debt and obligations under capital leases	2,686	—	—	—	2,686
Total Current Liabilities	360,608	128,017	153,035	(30,880)	610,780
Long-term debt and obligations under capital leases, less current maturities	520,411	4,015	—	—	524,426
Convertible long-term debt	—	—	—	—	—
Other long-term liabilities	29,499	27,475	—	1,788	58,762
Intercompany liabilities	765,190	—	33,830	(799,020)	—
Stockholders’ Equity:
Common stock	68,557	1,502	100	(1,602)	68,557
Additional paid-in capital	289,718	436,858	3,900	(440,758)	289,718
Retained earnings	460,013	2,528,186	11,372	(2,539,558)	460,013
Accumulated other comprehensive loss	(4,209)	—	—	—	(4,209)
Less:
Cost of shares in treasury	(179,172)	—	—	—	(179,172)
Cost of shares in benefits trust	(59,264)	—	—	—	(59,264)
Total Stockholders’ Equity	575,643	2,966,546	15,372	(2,981,918)	575,643
Total Liabilities and Stockholders’ Equity	$2,251,351	$3,126,053	$202,237	$(3,810,030)	$1,769,611

CONDENSED CONSOLIDATING BALANCE SHEET

(dollar amounts in thousands)

(unaudited)

			Subsidiary
		Subsidiary	Non-	Consolidation/
January 28, 2006	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$12,019	$6,953	$29,309	$—	$48,281
Accounts receivable, net	20,030	16,404	—	—	36,434
Merchandise inventories	209,384	406,908	—	—	616,292
Prepaid expenses	33,765	9,678	19,000	(21,491)	40,952
Other	6,116	8,960	70,370	—	85,446
Assets held for disposal	—	652	—	—	652
Total Current Assets	281,314	449,555	118,679	(21,491)	828,057
Property and Equipment - at cost:
Land	86,805	170,997	—	—	257,802
Buildings and improvements	316,725	599,855	—	—	916,580
Furniture, fixtures and equipment	278,742	392,447	—	—	671,189
Construction in progress	15,261	597	—	—	15,858
	697,533	1,163,896	—	—	1,861,429
Less accumulated depreciation and amortization	364,793	549,247	—	—	914,040
Property and Equipment - Net	332,740	614,649	—	—	947,389
Investment in subsidiaries	1,520,208	1,290,063	—	(2,810,271)	—
Intercompany receivable	—	631,061	84,563	(715,624)	—
Other	42,144	3,723	—	440	46,307
Total Assets	$2,176,406	$2,989,051	$203,242	$(3,546,946)	$1,821,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$261,931	$9	$—	$—	$261,940
Trade payable program liability	11,156	—	—	—	11,156
Accrued expenses	45,410	90,428	195,472	(40,549)	290,761
Deferred income taxes	64	21,690	(6,337)	—	15,417
Current maturities of long-term debt and obligations under capital leases	1,257	—	—	—	1,257
Total Current Liabilities	319,818	112,127	189,135	(40,549)	580,531
Long-term debt and obligations under capital leases, less current maturities	423,572	43,667	—	—	467,239
Convertible long-term debt	119,000	—	—	—	119,000
Other long-term liabilities	9,625	28,359	—	19,497	57,481
Intercompany liabilities	716,978	(1,353)	—	(715,625)	—
Deferred income taxes	(7,152)	10,089	—	—	2,937
Stockholders’ Equity:
Common stock	68,557	1,502	100	(1,602)	68,557
Additional paid-in capital	288,098	436,858	3,900	(440,758)	288,098
Retained earnings	481,926	2,357,802	10,107	(2,367,909)	481,926
Accumulated other comprehensive loss	(3,565)	—	—	—	(3,565)
Less:
Cost of shares in treasury	(181,187)	—	—	—	(181,187)
Cost of shares in benefits trust	(59,264)	—	—	—	(59,264)
Total Stockholders’ Equity	594,565	2,796,162	14,107	(2,810,269)	594,565
Total Liabilities and Stockholders’ Equity	$2,176,406	$2,989,051	$203,242	$(3,546,946)	$1,821,753

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(dollar amounts in thousands)

(unaudited)

Thirteen weeks ended October 28, 2006	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated

Merchandise Sales	$156,507	$297,204	$—	$—	$453,711
Service Revenue	33,748	63,390	—	—	97,138
Other Revenue	—	—	6,705	(6,705)	—
Total Revenues	190,255	360,594	6,705	(6,705)	550,849
Costs of Merchandise Sales	110,308	212,717	—	—	323,025
Costs of Service Revenue	31,474	58,657	—	—	90,131
Costs of Other Revenue	—	—	8,191	(8,191)	—
Total Costs of Revenues	141,782	271,374	8,191	(8,191)	413,156
Gross Profit from Merchandise Sales	46,199	84,487	—	—	130,686
Gross Profit from Service Revenue	2,274	4,733	—	—	7,007
Gross Loss from Other Revenue	—	—	(1,486)	1,486	—
Total Gross Profit (Loss)	48,473	89,220	(1,486)	1,486	137,693
Selling, General and Administrative Expenses	49,071	88,599	99	1,486	139,255
Net Gain From Sale of Assets	25	188	—	—	213
Operating Profit (Loss)	(573)	809	(1,585)	—	(1,349)
Non-operating (Expense) Income	(4,564)	11,638	433	(6,490)	1,017
Interest Expense (Income)	30,167	(6,772)	(1,324)	(6,490)	15,581
(Loss) Earnings From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(35,304)	19,219	172	—	(15,913)
Income Tax (Benefit) Expense	(3,623)	(1,613)	36	—	(5,200)
Equity in Earnings of Subsidiaries	20,785	26,138	—	(46,923)	—
Net (Loss) Earnings From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(10,896)	46,970	136	(46,923)	(10,713)
Discontinued Operations, Net of Tax	(22)	(183)	—	—	(205)
Cumulative Effect of Change in Accounting principle, Net of Tax	4	—	—	—	4
Net (Loss) Earnings	$(10,914)	$46,787	$136	$(46,923)	$(10,914)

Thirteen weeks ended October 29, 2005	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated

Merchandise Sales	$158,186	$294,170	$—	$—	$452,356
Service Revenue	31,817	61,731	—	—	93,548
Other Revenue	—	—	7,354	(7,354)	—
Total Revenues	190,003	378,791	7,354	(7,354)	545,904
Costs of Merchandise Sales	116,829	221,070	—	—	337,899
Costs of Service Revenue	29,939	58,953	—	—	88,892
Costs of Other Revenue	—	—	7,135	(7,135)	—
Total Costs of Revenues	146,768	280,023	7,135	(7,135)	426,791
Gross Profit from Merchandise Sales	41,357	73,100	—	—	114,457
Gross Profit from Service Revenue	1,878	2,778	—	—	4,656
Gross Loss from Other Revenue	—	—	219	(219)	—
Total Gross Profit (Loss)	43,235	75,878	219	(219)	119,113
Selling, General and Administrative Expenses	43,804	83,363	89	(219)	127,037
Net Gain (Loss) from Sales of Assets	44	(673)	—	—	(629)
Operating (Loss) Profit	(525)	(8,158)	130	—	(8,553)
Non-operating (Expense) Income	(4,544)	23,067	166	(18,163)	526
Interest Expense (Income)	18,849	9,547	(1,028)	(18,163)	9,205
(Loss) Earnings From Continuing Operations Before Income Taxes	(23,918)	5,362	1,324	—	(17,232)
Income Tax (Benefit) Expense	(10,776)	4,464	456	—	(5,856)
Equity in Earnings of Subsidiaries	2,346	8,182	—	(10,528)	—
Net (Loss) Earnings From Continuing Operations	(10,796)	9,080	868	(10,528)	(11,376)
Discontinued Operations, Net of Tax	206	(26)	—	—	180
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—	—

Net (Loss) Earnings	$(10,590)	$9,054	$868	$(10,528)	$(11,196)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(dollar amounts in thousands)

(unaudited)

Thirty-nine weeks ended October 28, 2006	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated

Merchandise Sales	$484,535	$908,488	$—	$—	$1,393,023
Service Revenue	102,020	190,972	—	—	292,992
Other Revenue	—	—	20,845	(20,845)	—
Total Revenues	586,555	1,099,460	20,845	(20,845)	1,686,015
Costs of Merchandise Sales	343,075	652,372	—	—	995,447
Costs of Service Revenue	94,210	174,685	—	—	268,895
Costs of Other Revenue	—	—	24,155	(24,155)	—
Total Costs of Revenues	437,285	827,057	24,155	(24,155)	1,264,342
Gross Profit from Merchandise Sales	141,460	256,116	—	—	397,576
Gross Profit from Service Revenue	7,810	16,287	—	—	24,097
Gross Loss from Other Revenue	—	—	(3,310)	3,310	—
Total Gross Profit (Loss)	149,270	272,403	(3,310)	3,310	421,673
Selling, General and Administrative Expenses	141,472	264,977	261	3,310	410,020
Net Gain From Sale of Assets	9	6,220	—	—	6,229
Operating Profit (Loss)	7,807	13,646	(3,571)	—	17,882
Non-operating (Expense) Income	(14,026)	69,033	1,158	(50,871)	5,294
Interest Expense (Income)	83,685	8,853	(3,781)	(50,871)	37,886
(Loss) Earnings From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(89,904)	73,826	1,368	—	(14,710)
Income Tax (Benefit) Expense	(4,249)	(454)	103	—	(4,600)
Equity in Earnings of Subsidiaries	75,245	96,404	—	(171,649)	—
Net (Loss) Earnings From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(10,410)	170,684	1,265	(171,649)	(10,110)
Discontinued Operations, Net of Tax	(38)	(300)	—	—	(338)
Cumulative Effect of Change in Accounting Principle, Net of Tax	183	—	—	—	183
Net (Loss) Earnings	$(10,265)	$170,384	$1,265	$(171,649)	$(10,265)

Thirty-nine weeks ended October 29, 2005	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated

Merchandise Sales	$481,435	$915,377	$—	$—	$1,396,812
Service Revenue	99,803	190,933	—	—	290,736
Other Revenue	—	—	22,229	(22,229)	—
Total Revenues	581,238	1,106,310	22,229	(22,229)	1,687,548
Costs of Merchandise Sales	360,090	671,023	—	—	1,031,113
Costs of Service Revenue	88,489	171,091	—	—	259,580
Costs of Other Revenue	—	—	25,404	(25,404)	—
Total Costs of Revenues	448,579	842,114	25,404	(25,404)	1,290,693
Gross Profit from Merchandise Sales	120,345	245,354	—	—	365,699
Gross Profit from Service Revenue	11,314	19,842	—	—	31,156
Gross Loss from Other Revenue	—	—	(3,175)	3,175	—
Total Gross Profit (Loss)	132,659	264,196	(3,175)	3,175	396,855
Selling, General and Administrative Expenses	135,501	256,443	248	3,175	395,367
Net (Loss) Gain from Sales of Assets	(567)	3,544	—	—	2,977
Operating (Loss) Profit	(3,409)	11,297	(3,423)	—	4,465
Non-operating (Expense) Income	(12,516)	65,100	340	(50,177)	2,747
Interest Expense (Income)	57,089	23,208	(2,766)	(50,177)	27,354
(Loss) Earnings From Continuing Operations Before Income Taxes	(73,014)	53,189	(317)	—	(20,142)
Income Tax (Benefit) Expense	(29,029)	22,107	(290)	—	(7,212)
Equity in Earnings of Subsidiaries	31,333	43,707	—	(75,040)	—
Net (Loss) Earnings From Continuing Operations	(12,652)	74,789	(27)	(75,040)	(12,930)

Discontinued Operations, Net of Tax	331	(328)	—	—	3
Net (Loss) Earnings	$(12,321)	$74,461	$(27)	$(75,040)	$(12,927)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(dollar amount in thousands)

(unaudited)

Thirty-nine weeks ended October 28, 2006	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated

Cash Flows from Operating Activities:
Net (loss) earnings	$(10,265)	$170,384	$1,265	$(171,649)	$(10,265)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash (Used in) Provided by Continuing Operations	(56,311)	(65,396)	597	171,649	50,539
Change in operating assets and liabilities	50,091	1,762	(7,779)	—	44,074
Net cash (used in) provided by continuing operations	(16,485)	106,750	(5,917)	—	84,348
Net cash used in discontinued operations	(58)	(309)	—	—	(367)
Net Cash (Used in) Provided by Operating Activities	(16,543)	106,441	(5,917)	—	83,981
Net Cash Used in Investing Activities	(2,083)	(5,269)	(33,830)	—	(41,182)
Net Cash Provided by (Used in) Financing Activities	19,505	(100,331)	12,238	—	(68,588)
Net Increase (Decrease) in Cash	879	841	(27,509)	—	(25,789)
Cash and Cash Equivalents at Beginning of Period	12,019	6,953	29,309	—	48,281
Cash and Cash Equivalents at End of Period	$12,898	$7,794	$1,800	$—	$22,492

Thirty-nine weeks ended October 29, 2005	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated

Cash Flows from Operating Activities:
Net (loss) earnings	$(12,321)	$74,461	$(27)	$(75,040)	$(12,927)
Adjustments to Reconcile Net (Loss) Earnings from Continuing Operations to Net Cash Provided by (Used In) discontinued Operations	88,911	(120,905)	430	75,040	43,476
Change in operating assets and liabilities	(26,207)	689	(4,319)	—	(29,837)
Net cash provided by (used in) continuing operations	50,383	(45,755)	(3,916)	—	712
Net cash (used in) provided by discontinued operations	(1,371)	1,112	—	—	(259)
Net Cash Provided by (Used in) Operating Activities	49,012	(44,643)	(3,916)	—	453
Cash Flows from Investing Activities:
Net Cash Used in Continuing Operations	(18,070)	(38,978)	—	—	(57,048)
Net Cash Provided by discontinued operations	916	—	—	—	916
Net Cash Used in Investing Activities	(17,154)	(38,978)	—	—	(56,132)
Net Cash (Used in) Provided by Financing Activities	(78,053)	83,048	4,460	—	9,455
Net (Decrease) Increase in Cash	(46,195)	(573)	544	—	(46,224)
Cash and Cash Equivalents at Beginning of Period	59,032	8,474	15,252	—	82,758
Cash and Cash Equivalents at End of Period	$12,837	$7,901	$15,796	$—	$36,534

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

NOTE 14. Comprehensive Loss

The following are the components of comprehensive loss:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(Amounts in thousands)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Net loss	$(10,914)	$(11,196)	$(10,265)	$(12,927)

Other comprehensive income (loss), net of tax:

Minimum pension liability adjustments	—	—	—	345

Derivative financial instrument adjustments	(768)	520	(644)	1,503

Comprehensive loss	$(11,682)	$(10,676)	$(10,909)	$(11,079)

The components of accumulated other comprehensive loss are:

	October 28, 2006	January 28, 2006

Derivative financial instrument adjustment, net of tax	$3,016	$3,660
Minimum pension liability adjustment, net of tax	(7,225)	(7,225)
	$(4,209)	$(3,565)

NOTE 15. Subsequent Event

 On November 21, 2006, the Company reached a settlement, subject to court approval, of three pending actions involving various wage and hour claims under the Federal Fair Labor Standards Act and California state law for an aggregate amount of $4,550,000.  The Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10Q have been adjusted  to include this settlement.  The charge is recorded within SG&A expenses for the thirteen and thirty-nine weeks ended October 28, 2006.

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

For the thirteen weeks ended October 28, 2006, our comparable sales (sales generated by locations in operation during the same period) increased by 0.8%, compared to a decrease of 2.0% for the thirteen weeks ended October 29, 2005.  The increase resulted from stronger core merchandise sales (e.g. hard parts, oil and chemicals) over the prior period, and a 3.9% increase in labor revenue, offset by weaker sales of generators, which were sold at heightened levels in the third quarter of 2005 due to the active hurricane season.

During the third quarter of fiscal 2006, we continued to reinvest in our stores to redesign their interiors and enhance their exterior appeal. During the thirteen weeks ended October 28, 2006, we grand reopened an additional 13 stores in Florida, following the grand reopening of approximately 66 stores in New York, Florida and Colorado in the twenty-six weeks ended July 29, 2006. Approximately 25 additional stores are expected to be remodeled and grand reopened during the remainder of fiscal 2006. In fiscal 2007, we expect to remodel and grand reopen approximately 125-150 stores, with the balance of approximately 140-160 stores to be completed in fiscal 2008 and 2009.

The following discussion explains the material changes in our results of operations for the thirteen and thirty-nine weeks ended October 28, 2006 and the significant developments affecting our financial condition since January 28, 2006. We strongly recommend that you read the audited financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

LIQUIDITY AND CAPITAL RESOURCES - October 28, 2006

Our cash requirements arise principally from capital expenditures related to existing stores, offices and warehouses and from the purchase of inventory. While the primary capital expenditures for the thirty-nine weeks ended October 28, 2006 continue to be attributed to store redesigns, the rate of our store refurbishment program was decreased significantly both as a result of our decision in the second quarter to extend it through fiscal 2009 as well as its increased cost-effectiveness. During the thirty-nine weeks ended October 28, 2006, we invested approximately $25,000,000 in property and equipment, a reduction of approximately 60% from the first three quarters of fiscal 2005. We estimate that capital expenditures related to existing stores, warehouses and offices during the remainder of fiscal 2006 will be less than $25,000,000, related primarily to the redesign of our existing stores.

We anticipate that our net cash provided by operating activities and our existing revolving credit facility will exceed our principal cash requirements for capital expenditures and inventory purchases for the remainder of fiscal 2006 and fiscal 2007.

On October 27, 2006, we amended and restated our Senior Secured Term Loan Facility dated January 27, 2006.  The amendment increased the size of the facility from $200,000,000 to $320,000,000, extended its maturity from January 27, 2011 to October 27, 2013 and reduced its interest rate from London Interbank Offered Rate (LIBOR) plus 3.00% to LIBOR plus 2.75%.  The interest rate can be further reduced to LIBOR plus 2.50% upon achieving a specified leverage ratio.  Accordingly, the number of our stores included in the collateral pool securing the facility increased from 154 to 241.

Proceeds from the facility were used to satisfy and discharge our outstanding $119,000,000 4.25% Convertible Senior Notes due June 1, 2007 by deposit into an escrow fund with an independent trustee. The right of the holders of the convertible notes to convert them into shares of our common stock, at any time until the June 1, 2007 maturity date, survives such satisfaction and discharge. The conversion price is $22.40 per share.  We recorded a non-cash charge for the value of such conversion right, approximately $755,000 as determined by the Black-Scholes method, in our consolidated statement of operations for the thirteen and thirty-nine weeks ended October 28, 2006.

During the thirteen weeks ended October 28, 2006 we repaid approximately $25,000,000 of life insurance proceeds, which had been withdrawn against the cash surrender value of our life insurance policies during fiscal 2005.

Working capital decreased from $247,526,000 at January 28, 2006 to $170,746,000 at October 28, 2006, primarily due to repayments of our long term line of credit and a decrease in reinsurance receivable. At October 28, 2006, we had stockholders’ equity of $575,643,000 and long-term debt, net of current maturities, of $524,426,000. Our long-term debt was 47.7% of our total capitalization at October 28, 2006 and 49.6% at January 28, 2006. As of October 28, 2006, we had an available line of credit totaling $218,968,000 and a cash and cash equivalents balance of $22,492,000.

As a convenience to our vendors, we provide a vendor financing program with an availability of $20,000,000. Under this program, the Company’s factor makes accelerated and discounted payments to our vendors and the Company, in turn, makes its regularly scheduled full vendor payments to the factor. As of October 28, 2006, the Company had an outstanding balance of $13,284,000 under these arrangements, classified as trade payable program liability in the consolidated balance sheet.

CONTRACTUAL OBLIGATIONS

The following charts represent the Company’s total contractual obligations and commercial commitments as of October 28, 2006:

(dollar amounts in thousands) Obligation	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due After 5 years
Long-term debt	$526,367	$2,419	$6,443	$12,546	$504,959
Operating leases	595,111	66,586	239,883	82,344	206,298
Expected scheduled interest payments on all long-term debt	305,125	37,055	81,669	80,510	105,891
Capital leases	745	222	523	—	—
Unconditional purchase obligation	4,320	945	1,890	1,485	—
Total cash obligations	$1,431,668	$107,227	$330,408	$176,885	$817,148

The table excludes our pension obligation. Future plan contributions are dependent upon actual plan asset returns and interest rates. We originally expected to contribute approximately $1,417,000 to our pension plan in fiscal 2006. As of October 28, 2006, $228,000 of contributions had been made. We now anticipate total pension contributions for fiscal 2006 to be approximately $515,000.

(dollar amounts in thousands) Commercial Commitments	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due After 5 years
Import letters of credit	$327	$327	$—	$—	$—
Standby letters of credit	55,708	55,708	—	—	—
Surety bonds	11,454	11,246	208	—	—
Total commercial commitments	$67,489	$67,281	$208	$—	$—

OTHER CONTRACTUAL OBLIGATIONS

In the first quarter of fiscal 2005, we entered into a contractual commitment to purchase approximately $4,800,000 of products over a six-year period. The commitment for years two through five is approximately $945,000 per year, while the first and final year’s commitment is approximately $500,000. Following year two, we are obligated to pay the vendor a per unit reimbursement for any shortfall between our cumulative purchases during the two year period then ended and the minimum purchase requirement. For years three through six, we are obligated to pay the vendor a per unit reimbursement for any annual shortfall. The maximum obligation under any shortfall is approximately $945,000. At October 28, 2006, we expect to satisfy each of the cumulative minimum purchase requirements under this contract.

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

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	October 28, 2006 (Fiscal 2006)		October 29, 2005 (Fiscal 2005)		Favorable (Unfavorable)

Merchandise Sales	82.4%		82.9%		0.3%
Service Revenue (1)	17.6		17.1		3.8
Total Revenues	100.0		100.0		0.9
Costs of Merchandise Sales (2)	71.2	(3)	74.7	(3)	4.4
Costs of Service Revenue (2)	92.8	(3)	95.0	(3)	(1.4)
Total Costs of Revenues	75.0		78.2		3.2
Gross Profit from Merchandise Sales	28.8	(3)	25.3	(3)	14.2
Gross Profit from Service Revenue	7.2	(3)	5.0	(3)	50.5
Total Gross Profit	25.0		21.8		15.6
Selling, General and Administrative Expenses	25.3		23.3		(9.6)
Net Gain (Loss) on Sales of Assets	—		(0.1	)(5)	133.9
Operating Loss	(0.3)		(1.6)		84.2
Non-operating Income	0.2		0.1		93.3
Interest Expense	2.8		1.7		(69.3)
Loss from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(2.9)		(3.2)		7.7
Income Tax Benefit	32.7	(4)	34.0	(4)	32.7
Net Loss from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(2.0)		(2.1)		5.8
Discontinued Operations, Net of Tax	—		—		—
Cumulative Effect of Change in Accounting Principle, Net of Tax	—		—		—
Net Loss	(2.0)		(2.1)		2.5

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

(4)  As a percentage of Loss from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle.

(5)  Net Gain (Loss) on Sales of Assets for 2005 was reclassified primarily from Costs of Merchandise Sales (see Note 1 of Item 1- Notes to Condensed Consolidated Financial Statements).

Thirteen Weeks Ended October 28, 2006 vs. Thirteen Weeks Ended October 29, 2005

Total revenues for the third quarter increased 0.9%. This increase was due primarily to an increase in comparable revenues (revenues generated by locations in operation during the same period) of 0.8%. Comparable merchandise sales increased 0.2% while comparable service revenue increased 3.9%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 28.8% in fiscal 2006 from 25.3% in fiscal 2005. This was a 14.2% or $16,229,000 increase from the prior period. This increase as a percentage of merchandise sales was due primarily to an increase in merchandise margins and lower warehousing costs, offset by higher occupancy costs. The increase in merchandise margins resulted from the restructuring of our vendor agreements, lower freight costs and a more favorable product mix. Effective January 29, 2006, substantially all of our vendor agreements were restructured to no longer identify specific incremental expenses for cooperative advertising; therefore, all vendor support funds are now treated as a reduction of inventories and are recognized as an increase to gross profit from merchandise sales as the inventories are sold, in accordance with EITF 02-16. Gross profit from merchandise sales for the thirteen weeks ended October 28, 2006 improved by approximately $6,760,000 compared to the thirteen weeks ended October 29, 2005 primarily as a result of these contractual changes. Warehousing costs were lower due to reduced payroll, public storage and temporary labor costs. The increase in store occupancy costs was due to an increase in utility and rental equipment costs, in addition to higher depreciation costs related to a larger cumulative base of stores remodeled under the grand reopening program.

Gross profit from service revenue increased, as a percentage of service revenue, to 7.2% in fiscal 2006 from 5.0% in fiscal 2005. This was a 50.5% or $2,351,000 increase from the prior period. This increase, as a percentage of service revenue, was due mainly to greater service revenue, combined with a relatively flat cost structure.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 25.3% in fiscal 2006 from 23.3% in fiscal 2005. This was a 9.6% or $12,218,000 increase from the prior period. This increase, as a percentage of total revenues, was due to increased net media expense and general and administrative expenses. The increase in net media expense was caused by a change in our vendor agreements, which resulted in a different application of EITF 02-16, whereby approximately $7,510,000 in vendor support funds were recorded as a reduction in advertising costs for the thirteen weeks ended October 28, 2005 (see above explanation of vendor agreement restructuring).  The increase in general and administrative expenses was due primarily to $4,550,000 for the November 21, 2006 settlement of various litigation matters.

Interest expense increased $6,376,000 primarily due to a charge of approximately $4,200,000 for the remaining interest associated with the early satisfaction and discharge of the 4.25% Convertible Senior Notes on October 27, 2006, and the value of the surviving conversion right expiring June 1, 2007.  Additionally, there was an approximate 25 basis point increase in the weighted average interest rate on a flat weighted average debt level.

Results from discontinued operations for the third quarter of 2006 was a loss of $205,000 (net of tax) compared to a profit of $181,000 (net of tax) in the third quarter of fiscal 2005.

Cumulative effect of change in accounting principle, net of tax, increased from the initial amount recorded upon adoption of FAS 123R at April 29, 2006 as a result of a change in the estimated annual effective tax rate.

Net loss decreased, as a percentage of total revenues, due primarily to an increase in total gross profit, as a percentage of sales, offset by higher interest and selling, general and administrative expenses.

Results of Operations -

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
	October 28, 2006		October 29, 2005		Favorable
Thirty-nine weeks ended	(Fiscal 2006)		(Fiscal 2005)		(Unfavorable)
Merchandise Sales	82.6%		82.8%		(0.3)%
Service Revenue (1)	17.4		17.2		(0.8)
Total Revenues	100.0		100.0		(0.1)
Costs of Merchandise Sales (2)	71.5	(3)	73.8	(3)	3.5
Costs of Service Revenue (2)	91.8	(3)	89.3	(3)	(3.6)
Total Costs of Revenues	75.0		76.5		2.0
Gross Profit from Merchandise Sales	28.5	(3)	26.2	(3)	8.7
Gross Profit from Service Revenue	8.2	(3)	10.7	(3)	(22.7)
Total Gross Profit	25.0		23.5		6.3
Selling, General and Administrative Expenses	24.3		23.4		(3.7)
Net Gain on Sales of Assets	0.3		0.2	(5)	109.2
Operating Profit	1.1		0.3		300.5
Non-operating Income	0.3		0.2		92.7
Interest Expense	2.2		1.6		(38.5)
Loss from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(0.9)		(1.1)		27.0
Income Tax Benefit	31.3	(4)	35.8	(4)	(36.2)
Loss from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(0.6)		(0.8)		21.8
Discontinued Operations, Net of Tax	—		—		—
Cumulative Effect of Change in Accounting Principle, Net of Tax	—		—		—
Net Loss	(0.6)		(0.8)		20.6

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

(4)  As a percentage of Loss from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle.

(5)  Net Gain on Sales of Assets for 2005 was reclassified primarily from Costs of Merchandise Sales (see Note 1 of Item 1- Notes to Condensed Consolidated Financial Statements).

Thirty-nine Weeks Ended October 28, 2006 vs. Thirty-nine Weeks Ended October 29, 2005

Total revenues for the first thirty-nine weeks of fiscal 2006 decreased 0.1%. Comparable revenues (revenues generated by locations in operation during the same period) were essentially unchanged. Comparable merchandise sales were slightly negative, while comparable service revenue increased 1.0%.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 28.5% in fiscal 2006 from 26.2% in fiscal 2005. This was an 8.7% or $31,877,000 increase from the prior period. This increase as a percentage of merchandise sales was due primarily to an increase in merchandise margins and lower warehousing costs, offset by higher occupancy costs and purchasing payroll. The increase in merchandise margins resulted from the restructuring of our vendor agreements and lower inventory shrinkage estimates, offset by a less favorable product mix. Effective January 29, 2006, substantially all of our vendor agreements were restructured to no longer identify specific incremental expenses for cooperative advertising; therefore, all vendor support funds are now treated as a reduction of inventories and are recognized as an increase to gross profit from merchandise sales as the inventories are sold, in accordance with EITF 02-16. Gross profit from merchandise sales for the thirty-nine weeks ended October 28, 2006 improved by approximately $27,900,000 compared to the thirty-nine weeks ended October 29, 2005 primarily as a result of these contractual changes. Warehousing costs were lower due to reduced rent and lower public storage, payroll and temporary labor costs. The increase in store occupancy costs was due to an increase in depreciation costs related to a larger cumulative base of stores remodeled under the grand reopening program, in addition to higher utility and rental equipment costs.

Gross profit from service revenue decreased, as a percentage of service revenue to 8.2% in fiscal 2006 from 10.7% in fiscal 2005. This was a 22.7% or $7,059,000 decrease from the prior period. This decrease, as a percentage of service revenue, was due to higher payroll and depreciation costs. The increase in payroll was primarily due to a higher utilization of more skilled labor, increased incentives and bonuses and increased staffing.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 24.3% in fiscal 2006 from 23.4% in fiscal 2005. This was a 3.7% or $14,653,000 increase from the prior period. This increase, as a percentage of total revenues, was due to increased net media expense and general and administrative expense, offset by decreases in store expenses and benefits. The increase in net media expense was caused by a change in our vendor agreements which resulted in a different application of EITF 02-16, whereby approximately $26,900,000 in vendor support funds were recorded as a reduction in advertising costs for the thirty-nine weeks ended October 29, 2005 (see above explanation of vendor agreement restructuring), offset by lower gross media expenditures than were experienced in the prior year related to the grand reopenings of the Los Angeles, Philadelphia and Chicago metropolitan markets. The increase in general and administrative expenses was due primarily to $4,550,000 for the settlement of various litigation matters and approximately $2,300,000 of costs related to the Company’s strategic review process and the  resolution of certain threatened proxy contests, offset in part, by lower hiring and moving, insuarance and systems consulting expenses. The decrease in store expenses was due primarily to a favorable insurance settlement of $2,300,000, a favorable litigation settlement of approximately $2,100,000 from certain of our credit card processors and reduced payroll of approximately $2,100,000.

Net gain on sales of assets increased, as a percentage of total revenues, to 0.3% in fiscal 2006 from 0.2% in fiscal 2005. This was a 109.2% or $3,252,000 increase from the prior year. This increase, as a percentage of total revenues, was due primarily to a gain of $6,329,000 from a sale of a store in fiscal 2006, compared to a gain of $5,177,000 offset by a loss of $502,000 related to stores sold in fiscal 2005.

Interest expense increased $10,532,000 primarily due to a charge of approximately $4,200,000 for the remaining interest associated with the early satisfaction and discharge of the 4.25% Convertible Senior Notes on October 27, 2006, and the value of the surviving conversion right expiring June 1, 2007.  Additionally, there was an approximate 40 basis point increase in the weighted average interest rate on a higher weighted average debt level.

Results from discontinued operations for 2006 was a loss of $338,000 (net of tax) compared to a gain of $3,000 (net of tax) in 2005.

Net loss decreased, as a percentage of total revenues, due primarily to an increase in total gross profit and in net gain on sales of assets, as a percentage of sales, offset by higher interest and selling, general and administrative costs.

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

The following table presents the revenues and gross profit for each area of the business.

	Thirteen weeks ended		Thirty-nine weeks ended
(Dollar amounts in thousands)	October 28, 2006 Amount	October 29, 2005 Amount	October 28, 2006 Amount	October 29, 2005 Amount

Retail Sales (1)	$323,522	$328,877	$1,005,033	$1,023,087
Service Center Revenue (2)	227,327	217,027	680,982	663,661
Total Revenues	$550,849	$545,904	$1,686,015	$1,687,548
Gross Profit from Retail Sales (3)	$93,554	$82,969	$283,322	$262,575
Gross Profit from Service Center Revenue (3)	44,139	36,144	138,351	134,280
Total Gross Profit	$137,693	$119,113	$421,673	$396,855

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

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. We adopted SFAS No. 123R on January 29, 2006 using the modified prospective method. The impact of adopting this Standard is discussed in Note 3 of Item 1 – Notes to Condensed Consolidated Financial Statements.

In June of 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of this consensus includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to sales, use, value added and some excise taxes. Additionally, this consensus seeks to address how a company should address the disclosure of such items in interim and annual financial statements, either gross or net pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. We are required to adopt this statement in fiscal 2007. We present sales net of sales taxes in our consolidated statement of operations and do not anticipate changing its policy as a result of EITF 06-3.

In July of 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (FIN 48). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. We are required to adopt this Interpretation in fiscal 2007, and are currently evaluating the effect that this Interpretation will have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year financial statement misstatements for the purpose of a materiality assessment. The Company will be required to adopt the provisions of SAB 108 in its first year ending after November 15, 2006. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines the term fair value, establishes a framework for measuring it within GAAP and expands disclosures about its measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158).  SFAS 158 requires entities to recognize the overfunded or underfunded status of its defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in such funded status in the year in which the changes occur through comprehensive income.  Additionally, an entity’s defined benefit plan assets and obligations must be measured as of the date of the entity’s fiscal year end statement of financial position (with limited exception).  The funded status requirement under SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006, while the measurement date requirement is effective as of the date of the entity’s fiscal year-end statement of financial position for fiscal years ending after December 15, 2008. We expect to reduce comprehensive income on our February 3, 2007 consolidated statement of financial position by the elimination of a prepaid intangible asset and the creation of an additional liability.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement, changes in the London Interbank Offered Rate (LIBOR) could affect the rates at which the Company could borrow funds thereunder. At October 28, 2006, the Company had borrowings of $6,095,000 under this facility. Additionally, the Company has a $320,000,000 Senior Secured Term Loan facility that bears interest at LIBOR plus 2.75%, and approximately $122,287,000 of real estate operating leases that vary based on changes in LIBOR.

We have entered into an interest rate swap, which was designated as a cash flow hedge to convert the variable LIBOR portion of the real estate lease payments to a fixed rate of 2.90%, terminating on July 1, 2008 (coterminous with the leases noted above). If the critical terms of the interest rate swap or the hedge item do not change, the interest rate swap will be considered to be highly effective with all changes in fair value included in other comprehensive income. As of October 28, 2006 and January 28, 2006, the fair values of the interest rate swap were $4,759,000 ($3,015,000 net of tax) and $5,790,000 ($3,660,000, net of tax), respectively, and these changes in value were included in accumulated other comprehensive loss on the consolidated balance sheet.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 21, 2006, the Company reached a settlement, subject to court approval, of three pending actions involving various wage and hour claims under the Federal Fair Labor Standards Act and California state law for an aggregate amount of $4,550,000.  The Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10Q have been adjusted  to include this settlement.  The charge is recorded within SG&A expenses for the thirteen and thirty-nine weeks ended October 28, 2006.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders was held on October 19, 2006. The shareholders elected the directors shown below.

Directors Elected at Annual Meeting of Shareholders

Name	Votes For	Votes Withheld
William Leonard	39,016,222	14,413,045
Peter A. Bassi	38,788,332	14,640,935
Jane Scaccetti	38,987,893	14,441,374
John T. Sweetwood	38,803,842	14,625,425
M. Shan Atkins	38,943,847	14,485,420
Robert H. Hotz	39,184,587	14,244,680
Max L. Lukens	51,802,513	1,626,754
James A. Mitarotonda	41,566,638	11,862,629
Nick White	52,038,901	1,390,366
James A. Williams	52,040,768	1,388,499
Thomas R. Hudson, Jr.	51,946,412	1,482,855

The shareholders also voted on the appointment of the Company’s independent auditors, Deloitte & Touche, LLP, with 52,793,187 affirmative votes, 548,149 negative votes and 87,931 abstentions.

The shareholders also voted on a shareholder proposal regarding the Company’s Shareholder Rights Plan with 35,046,129 affirmative votes, 9,105,045 negative votes, 363,158 abstentions and 8,914,935 broker non-votes.

Item 5.    Other Information

None.

Item 6.    Exhibits

4.1	Amendment to Rights Agreement, dated August 18, 2006, between the Company and the Rights Agent.	Incorporated by reference from the Company’s Form 8-K filed August 21, 2006.

10.1	Letter agreement dated July 17, 2006, between the Company and William Leonard.*	Incorporated by reference from the Company’s Form 8-K filed July 21, 2006.

10.2	Agreement dated August 2, 2006, between the Company and the Barington Group.	Incorporated by reference from the Company’s Form 8-K filed August 3, 2006.

10.3	Non-Competition Agreement, dated October 19, 2006, between the Company and Mark L. Page.*	Incorporated by reference from the Company’s Form 8-K filed October 19, 2006.

10.4	Amended and Restated Credit Agreement, dated October 27, 2006, among the Company, Wachovia Bank, National Association, as	Incorporated by reference from the Company’s Form 8-K filed October 30, 2006.

Administrative Agent, and the other parties thereto.

10.5	Amendment No. 6, dated September 22, 2006, to the Amended and Restated Loan and Security Agreement, by and among the Company, Wachovia Bank, National	Incorporated by reference from the Company’s Form 8-K filed October 30, 2006.

(31.1)**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* - Management contract or compensatory plan or arrangement.

** - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date:	December 6, 2006	by:	/s/ Harry F. Yanowitz

Harry F. Yanowitz
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

(31.1)**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** - Filed herewith