Form 10-K
period 2007-02-03
PEP BOYS MANNY MOE & JACK
filed 2007-04-18
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10K

(Mark One)

☒                               Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 3, 2007

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

Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes  ☐    No  ☒

As of the close of business on July 28, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $553,205,934.

As of April 13, 2007, there were 52,154,202 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1                   BUSINESS

GENERAL

The Pep Boys—Manny, Moe & Jack and subsidiaries (the “Company”) is a leading automotive retail and service chain. The Company operates in one industry, the automotive aftermarket. The Company is engaged principally in the retail sale of automotive parts, tires and accessories, automotive repairs and maintenance and the installation of parts. The Company’s primary operating unit is its SUPERCENTER format. As of February 3, 2007, the Company operated 593 stores consisting of 582 SUPERCENTERS and one SERVICE & TIRE CENTER, having an aggregate of 6,162 service bays, as well as 10 non-service/non-tire format PEP BOYS EXPRESS stores. The Company operates approximately 12,167,000 gross square feet of retail space, including service bays. The SUPERCENTERS average approximately 20,700 square feet and the 10 PEP BOYS EXPRESS stores average approximately 9,700 square feet. The Company believes that its unique SUPERCENTER format offers the broadest capabilities in the industry and positions the Company to gain market share and increase its profitability by serving “do-it-yourself” (retail) and “do-it-for-me” (service labor, installed merchandise and tires) customers with the highest quality merchandise and service offerings.

The following table sets forth the percentage of total revenues from continuing operations contributed by each class of similar products or services for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein:

	Year ended
	February 3, 2007	January 28, 2006	January 29, 2005
Parts and Accessories	68.5%	69.3%	67.8%
Tires	14.1	13.6	14.2
Total Merchandise Sales	82.6	82.9	82.0
Service Labor	17.4	17.1	18.0
Total Revenues	100.0%	100.0%	100.0%

As of February 3, 2007 the Company operated its stores in 36 states and Puerto Rico. The following table indicates, by state, the number of stores the Company had in operation at the end of fiscal 2002, 2003, 2004, 2005and 2006, and the number of stores opened and closed by the Company during each of the last four fiscal years:

NUMBER OF STORES AT END OF FISCAL YEARS 2002 THROUGH 2006

State	2006 Year End		Closed	Opened	2005 Year End		Closed	Opened	2004 Year End	Closed	Opened	2003 Year End	Closed	Opened	2002 Year End
Alabama	1		—	—	1		—	—	1	—	—	1	—	—	1
Arizona	22		—	—	22		—	—	22	—	—	22	1	—	23
Arkansas	1		—	—	1		—	—	1	—	—	1	—	—	1
California	121		—	—	121		1	—	122	—	—	122	12	—	134
Colorado	8		—	—	8		—	—	8	—	—	8	—	—	8
Connecticut	8		—	—	8		—	—	8	—	—	8	—	—	8
Delaware	6		—	—	6		—	—	6	—	—	6	—	—	6
Florida	43		—	—	43		—	—	43	—	—	43	4	—	47
Georgia	25		—	—	25		—	—	25	—	—	25	1	—	26
Illinois	23		—	—	23		—	—	23	—	—	23	1	—	24
Indiana	9		—	—	9		—	—	9	—	—	9	—	—	9
Kansas	2		—	—	2		—	—	2	—	—	2	—	—	2
Kentucky	4		—	—	4		—	—	4	—	—	4	—	—	4
Louisiana	10	**	—	—	10	**	—	—	10	—	—	10	—	—	10
Maine	1		—	—	1		—	—	1	—	—	1	—	—	1
Maryland	19		—	—	19		—	—	19	—	—	19	—	—	19
Massachusetts	7		—	—	7		—	—	7	—	—	7	1	—	8
Michigan	7		—	—	7		—	—	7	—	—	7	—	—	7
Minnesota	3		—	—	3		—	—	3	—	—	3	—	—	3
Missouri	1		—	—	1		—	—	1	—	—	1	—	—	1
Nevada	12		—	—	12		—	—	12	—	—	12	—	—	12
New Hampshire	4		—	—	4		—	—	4	—	—	4	—	—	4
New Jersey	28		—	—	28		—	—	28	—	—	28	1	—	29
New Mexico	8		—	—	8		—	—	8	—	—	8	—	—	8
New York	29		—	—	29		—	—	29	—	—	29	2	—	31
North Carolina	10		—	—	10		—	—	10	—	—	10	1	—	11
Ohio	12		—	—	12		—	—	12	—	—	12	1	—	13
Oklahoma	6		—	—	6		—	—	6	—	—	6	—	—	6
Pennsylvania	42		—	—	42		—	—	42	—	—	42	3	—	45
Puerto Rico	27		—	—	27		—	—	27	—	—	27	—	—	27
Rhode Island	3		—	—	3		—	—	3	—	—	3	—	—	3
South Carolina	6		—	—	6		—	—	6	—	—	6	—	—	6
Tennessee	7		—	—	7		—	—	7	—	—	7	—	—	7
Texas	54		—	—	54		1	—	55	—	—	55	5	—	60
Utah	6		—	—	6		—	—	6	—	—	6	—	—	6
Virginia	16		—	—	16		—	—	16	—	—	16	1	—	17
Washington	2		—	—	2		—	—	2	—	—	2	—	—	2
Total	593		—	—	593		2	—	595	—	—	595	34	—	629

**             Due to damage sustained as a result of Hurricane Katrina in August 2005, two stores were temporarily closed at fiscal 2005 year end and one store remained closed at fiscal 2006 year end.

STORE IMPROVEMENTS

In fiscal 2006, the Company incurred approximately $37,924,000 of its total capital expenditures of $53,903,000 to maintain and improve its stores. Approximately one third of these expenditures resulted from the Company’s store redesign plan which results in better merchandising within its retail business, promotes cross-selling and improves the overall customer experience. In fiscal 2006, the Company grand reopened 104 remodeled stores. We expect to grand reopen approximately 125 remodeled stores in each of 2007 and 2008 with the remaining approximately 50 stores to be completed in 2009. The funding of our remodelings is expected to come from net cash generated from operating activities and the Company’s existing line of credit.

PRODUCTS AND SERVICES

Each Pep Boys SUPERCENTER and PEP BOYS EXPRESS store carries a similar product line, with variations based on the number and type of cars registered in the markets where the store is located. A full complement of inventory at a typical SUPERCENTER includes an average of approximately 22,000 items (approximately 21,000 items at a PEP BOYS EXPRESS store). The Company’s product lines include: tires (not stocked at PEP BOYS EXPRESS stores); batteries; new and remanufactured parts for domestic and import vehicles; chemicals and maintenance items; fashion, electronic, and performance accessories; personal transportation merchandise; and select non-automotive merchandise that appeals to automotive “Do-It-Yourself” customers, such as generators, power tools and canopies.

In addition to offering a wide variety of high quality name brand products, the Company sells an array of high quality products under various private label names. The Company sells tires under the names CORNELL®, FUTURA® and DEFINITYTM; and batteries under the name PROSTART®. The Company also sells wheel covers under the name FUTURA®; water pumps and cooling system parts under the name PROCOOL®; air filters, anti-freeze, chemicals, cv axles, lubricants, oil, oil filters, oil treatments, transmission fluids and wiper blades under the name PROLINE®; alternators, battery booster packs and starters under the name PROSTART®; power steering hoses and power steering pumps under the name PROSTEER®; brakes under the name PROSTOP®; brakes, starters and ignition under the name VALUEGRADE; and paints under the name VARSITY®. All products sold by the Company under various private label names accounted for approximately 24% of the Company’s merchandise sales in fiscal 2006, and approximately 22% and 33% in fiscal 2005 and 2004.

The Company has service bays in 583 of its 593 locations. While each service department has the ability to perform virtually all types of automotive service (except body work), the Company continuously evaluates the types of services it offers, focusing on the most profitable maintenance and repair services.

The Company’s commercial automotive parts delivery program, branded PEP EXPRESS PARTS®, is designed to increase the Company’s market share with the professional installer and to leverage its inventory investment. The program satisfies the installed merchandise customer by taking advantage of the breadth and quality of its parts inventory as well as its experience supplying its own service bays and mechanics. As of February 3, 2007, 459, or approximately 77%, of the Company’s stores provide commercial parts delivery.

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

In fiscal 2006, approximately 37% of the Company’s total revenues were cash transactions (including personal checks) with the remainder being credit and debit card transactions and commercial credit accounts.

The Company does not experience significant seasonal fluctuation in the generation of its revenues.

STORE OPERATIONS AND MANAGEMENT

All Pep Boys stores are open seven days a week. Each SUPERCENTER has a Retail Manager and Service Manager (PEP BOYS EXPRESS STORES only have a Retail Manager) who report up through a distinct organization of Area Directors and Divisional Vice Presidents specializing in operating their respective businesses. The Divisional Vice Presidents—Service report to the Senior Vice President—Service. The Senior Vice President—Service and Divisional Vice Presidents—Retail report to the Executive Vice President—Operations, who in turn, reports directly to the President & Chief Executive Officer. The President & Chief Executive Officer serves as the Company’s principal operations officer. A Retail Manager’s and a Service Manager’s average length of service with the Company is approximately 7.7 and 5.3 years, respectively.

Supervision and control over the individual stores are facilitated by means of the Company’s computer system, operational handbooks and regular visits to the individual stores by Area Directors and Divisional Vice Presidents. All of the Company’s advertising, accounting, purchasing, management information systems, and most of its administrative functions are conducted at its corporate headquarters in Philadelphia, Pennsylvania. Certain administrative functions for the Company’s divisional operations are performed at various regional offices of the Company. See, “Item 2. Properties.”

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

SUPPLIERS

During fiscal 2006, the Company’s ten largest suppliers accounted for approximately 40% of the merchandise purchased by the Company. No single supplier accounted for more than 17% of the Company’s purchases. The Company has no long-term contracts under which the Company is required to purchase merchandise. Management believes that the relationships the Company has established with its suppliers are generally good.

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

EMPLOYEES

At February 3, 2007, the Company employed 18,794 persons as follows:

Description	Full-time	%	Part-time	%	Total	%
Retail	5,023	37.7	3,831	70.2	8,854	47.1
Service Center	6,764	50.7	1,549	28.5	8,313	44.2
STORE TOTAL	11,787	88.4	5,380	98.7	17,167	91.3
Warehouses	696	5.2	66	1.2	762	4.1
Offices	857	6.4	8	0.1	865	4.6
TOTAL EMPLOYEES	13,340	100.0	5,454	100.0	18,794	100.0

The Company had no union employees as of February 3, 2007. At the end of fiscal 2005, the Company employed approximately 14,358 full-time and 5,622 part-time employees.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein, including in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, constitute “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. The words “guidance,” “expects,” “anticipates,” “estimates,” “forecasts” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements include management’s expectations regarding future financial performance, automotive aftermarket trends, levels of competition, business development activities, future capital expenditures, financing sources and availability and the effects of regulation and litigation. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. Our actual results may differ materially from the results discussed in the forward-looking statements due to factors beyond our control, including the strength of the national and regional economies, retail and commercial consumers’ ability to spend, the health of the various sectors of the automotive aftermarket, the weather in geographical regions with a high concentration of our stores, competitive pricing, the location and number of competitors’ stores, product and labor costs and the additional factors described in our filings with the Securities and Exchange Commission (“SEC”). See, “Item 1A. Risk Factors.” We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

SEC REPORTING

We electronically file certain documents with, or furnish such documents to, the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, along with any related amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. From time-to-time, we may also file registration and related statements pertaining to equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC’s Office of Filings and Information Services at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Office of Filings and Information Services by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file or furnish documents electronically with the SEC.

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

Copies of our SEC reports are also available free of charge from our investor relations department. Please call 215-430-9720 or write Pep Boys, Investor Relations, 3111 West Allegheny Avenue, Philadelphia, PA 19132.

EXECUTIVE OFFICERS OF THE COMPANY

The following table indicates the names, ages and tenures with the Company and positions (together with the year of election to such positions) of the executive officers of the Company:

Name	Age	Tenure with Company	Position with the Company and Date of Election to Position
Jeffrey C. Rachor	45	—	President & Chief Executive Officer since March 26, 2007
Harold L. Smith	56	4 years	Executive Vice President—Merchandising, Marketing, Supply Chain and Commercial since August 2003
Mark S. Bacon	43	2 years	Executive Vice President—Operations since August 2006
Joseph A. Cirelli	47	30 years	Senior Vice President—Service since October 2005
Mark L. Page	50	31 years	Senior Vice President—Parts and Tires since October 2005
Harry F. Yanowitz	40	4 years	Senior Vice President—Chief Financial Officer since August 2004

Jeffrey C. Rachor, President & Chief Executive Officer, joined the Company on March 26, 2007, after having most recently served as President, Chief Operating Officer, and a Director of Sonic Automotive Inc, a Fortune 300 company and the third largest automotive retailer in the United States. Prior to joining Sonic in 1997, he served as Chief Operating Officer and General Manager of Nelson Bowers Dealerships and held positions with American Suzuki Motor and General Motors corporations.

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

Mark S. Bacon, Executive Vice President, Operations—Mark S. Bacon was named Executive Vice President—Operations in August 2006. Mr. Bacon joined the Company in February 2005 as Senior Vice President—Retail Operations and assumed overall responsibility for both retail and service operations in October 2005. Prior to joining the Company, he was Senior Vice President, Sales and Operations for Staples and has also held various operations positions with companies such as Wal-Mart and Hills Stores.

Joseph A. Cirelli was named Senior Vice President—Service in October 2005. Since March 1977, Mr. Cirelli has served the Company in positions of increasing seniority, including Vice President—Real Estate and Development, Vice President—Operations Administration, and Vice President—Customer Satisfaction.

Mark L. Page was named Senior Vice President—Parts & Tires in October 2005 and has been a Senior Vice President of the Company since March 1993. Since June 1975, Mr. Page has served the Company in various store operations positions of increasing seniority.

Harry F. Yanowitz was named Senior Vice President—Chief Financial Officer in August 2004. Mr. Yanowitz joined the Company in June 2003 as Senior Vice President—Strategy & Business Development after having most recently served as Managing Director of Sherpa Investments, a private investment firm. Previously, he was President of Chapters, Canada’s largest book retailer. Prior to joining Chapters, Mr. Yanowitz was a consultant with Bain & Company.

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

We require significant capital to fund our business. While we believe we have the ability to sufficiently fund our planned operations and capital expenditures for the balance of fiscal year 2007, circumstances could arise that would materially affect our liquidity. For example, cash flows from our operations could be affected by changes in consumer spending habits or the failure to maintain favorable vendor payment terms or our inability to successfully implement sales growth initiatives. We may be unsuccessful in securing alternative financing when needed, on terms that we consider acceptable, or at all.

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

•       our failure to comply with financial and operating restrictions placed on us and our subsidiaries by our credit facilities could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or our prospects; and

•       if we are substantially more leveraged than some of our competitors, we might be at a competitive disadvantage to those competitors that have lower debt service obligations and significantly greater operating and financial flexibility than we do.

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

•       automobile dealers that supply manufacturer replacement parts and accessories; and

•       mass merchandisers and wholesale clubs that sell automotive products and select non-automotive merchandise that appeals to automotive “Do-It-Yourself” customers, such as generators, power tools and canopies.

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

Of the 593 store locations operated by the Company at February 3, 2007, 324 are owned and 269 are leased.

The following table sets forth certain information regarding the owned and leased warehouse space utilized by the Company for its 593 store locations at February 3, 2007:

Warehouse Locations	Products Warehoused	Square Footage	Owned or Leased	Stores Serviced	States Serviced
San Bernardino, CA	All	600,000	Leased	164	AZ, CA, NM, NV, UT, WA
McDonough, GA	All	392,000	Owned	132	AL, FL, GA, LA, NC, PR, SC, TN, VA
Mesquite, TX	All	244,000	Owned	81	AR, CO, KS, LA, MO, NM, OK, TX
Plainfield, IN	All	403,000	Leased	79	IL, IN, KY, MI, MN, NY, OH, PA, TN, VA
Chester, NY	All	400,400	Leased	137	CT, DE, MA, MD, ME, NH, NJ, NY, PA, RI, VA
Middletown, NY	All except tires	90,000	Leased	—	This facility does not ship directly to stores
McDonough, GA	All except tires	150,000	Leased	—	This facility does not ship directly to stores
Total		2,279,400		593

In addition to the above distribution centers, the Company is testing the operation of six satellite warehouses. These satellite warehouses stock approximately 32,000 SKUs and serve an average of 12-15 stores, in addition to having retail capabilities. Four of these locations were leased and comprised 78,700 square feet, while two were located in existing owned locations. Concurrently, during 2006, the Company reduced its outside storage space to provide temporary storage of merchandise items from approximately 1,000,000 to 100,000 aggregate cubic feet. The Company anticipates that its existing and future warehouse space and its access to outside storage will accommodate inventory necessary to support future store expansion and any increase in stock-keeping units through the end of fiscal 2007.

ITEM 3     LEGAL PROCEEDINGS

The Company is party to various actions and claims, including purported class actions, arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended February 3, 2007.

PART II

ITEM 5                   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of The Pep Boys—Manny, Moe & Jack is listed on the New York Stock Exchange under the symbol “PBY”. There were 6,088 registered shareholders as of April 13, 2007. The following table sets forth for the periods listed, the high and low sale prices and the cash dividends paid on the Company’s common stock.

MARKET PRICE PER SHARE

	Market Price Per Share		Cash Dividends
	High	Low	Per Share
Fiscal year ended February 3, 2007
Fourth Quarter	$16.05	$12.48	$0.0675
Third Quarter	14.58	9.33	0.0675
Second Quarter	14.96	10.66	0.0675
First Quarter	16.55	14.05	0.0675
Fiscal year ended January 28, 2006
Fourth Quarter	$15.99	$12.54	$0.0675
Third Quarter	14.84	11.75	0.0675
Second Quarter	15.24	12.54	0.0675
First Quarter	18.80	14.06	0.0675

It is the present intention of the Company’s Board of Directors to continue to pay regular quarterly cash dividends; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company and other factors which the Board of Directors deems relevant.

EQUITY COMPENSATION PLANS

The following table sets forth the Company’s shares authorized for issuance under its equity compensation plans at February 3, 2007:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average price of outstanding options (excluding securities reflected in column (a)) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,493,028	$13.64	3,243,817

STOCK PRICE PERFORMANCE

The following graph compares the cumulative total return on shares of Pep Boys Stock over the past five years with the cumulative total return on shares of companies in (1) the Standard & Poor’s SmallCap 600 Index, (2) the S&P 600 Speciality Stores Index and (3) the S&P 600 Automotive Retail Index. Pep Boys moved from the S&P 600 Speciality Stores Index to the S&P 600 Automotive Retail Index upon its formation in May 2005. Until such time as the S&P 600 Automotive Retail index has five years of history, Pep Boys will show a comparison to both peer group indexes. The comparison assumes that $100 was invested in January 2002 in Pep Boys Stock and in each of the indices and assumes reinvestment of dividends.

Company / Index	Jan. 2002	Jan. 2003	Jan. 2004	Jan. 2005	Jan. 2006	Jan. 2007
Pep Boys	$100	$66	$143	$109	$105	$110
S&P SmallCap 600 Index	$100	$83	$122	$139	$170	$187
S&P 600 Specialty Stores Index	$100	$84	$137	$125	$122	$125
S&P 600 Automotive Retail Index*				$100	$130	$170

*                    The S&P 600 Automotive Retail Index was created in May 2005. Therefore, the total return for January 2006 is for the period from May 2005 through January 2006.

ITEM 6                   SELECTED FINANCIAL DATA

The following tables set forth the selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

Year ended	Feb. 3, 2007	Jan. 28, 2006		Jan. 29, 2005		Jan. 31, 2004		Feb. 1, 2003
	(dollar amounts are in thousands, except share data)
STATEMENT OF OPERATIONS DATA(5)
Merchandise sales	$1,876,290	$1,854,408		$1,863,015		$1,728,386		$1,697,628
Service revenue	395,871	383,621		409,881		405,884		400,149
Total revenues	2,272,161	2,238,029		2,272,896		2,134,270		2,097,777
Gross profit from merchandise sales	539,954	476,856		517,871		486,087	(3)	507,702	(4)
Gross profit from service revenue	31,802	30,411		92,739		94,762	(3)	100,355	(4)
Total gross profit	571,756	507,267		610,610		580,849	(3)	608,057	(4)
Selling, general and administrative expenses	551,031	523,318	(1)	547,336	(2)	569,834	(3)	504,163	(4)
Net Gain (Loss) from Sales of Assets(6)	15,297	4,826		11,848		(61)		1,909
Operating (loss) profit	36,022	(11,225	)(1)	75,122	(2)	10,954	(3)	105,803	(4)
Non-operating income	7,023	3,897		1,824		3,340		3,097
Interest expense	49,342	49,040		35,965		38,255		47,237
(Loss) earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	(6,297)	(56,368	)(1)	40,981	(2)	(23,961	)(3)	61,267	(4)
Net (loss) earnings from continuing operations before cumulative effect of change in accounting principle	(2,000)	(35,799	)(1)	25,666	(2)	(15,145	)(3)	38,881	(4)
Discontinued operations, net of tax(6)	(738)	292		(2,087)		(16,265)		587
Cumulative effect of change in accounting principle, net of tax	189	(2,021)		—		(2,484)		—
Net (loss) earnings	(2,549)	(37,528	)(1)	23,579	(2)	(33,894	)(3)	39,468	(4)
BALANCE SHEET DATA
Working capital	$163,960	$247,526		$180,651		$76,227		$130,680
Current ratio	1.27 to 1	1.43 to 1		1.27 to 1		1.10 to 1		1.24 to 1
Merchandise inventories	$607,042	$616,292		$602,760		$553,562		$488,882
Property and equipment-net	906,247	947,389		945,031		923,209		974,673
Total assets	1,767,199	1,821,753		1,867,023		1,778,046		1,741,650
Long-term debt (includes all convertible debt)	535,031	586,239		471,682		408,016		525,577
Total stockholders’ equity	567,755	594,565		653,456		569,734		605,880
DATA PER COMMON SHARE
Basic (loss) earnings from continuing operations before cumulative effect of change in accounting principle	$(0.04)	$(0.65	)(1)	$0.46	(2)	$(0.29	)(3)	$0.75	(4)
Basic (loss) earnings	(0.05)	(0.69	)(1)	0.42	(2)	(0.65	)(3)	0.77	(4)
Diluted (loss) earnings from continuing operations before cumulative effect of change in accounting principle	(0.04)	(0.65	)(1)	0.45	(2)	(0.29	)(3)	0.73	(4)
Diluted net (loss) earnings	(0.05)	(0.69	)(1)	0.41	(2)	(0.65	)(3)	0.74	(4)
Cash dividends declared	0.27	0.27		0.27		0.27		0.27
Stockholders’ equity	10.53	10.97		11.87		10.79		11.73
Common share price range:
High	16.55	18.80		29.37		23.99		19.38
Low	9.33	11.75		11.83		6.00		8.75
OTHER STATISTICS
Return on average stockholders’ equity	(0.4)%	(6.0)%		3.9%		(5.8)%		6.7%
Common shares issued and outstanding	53,934,084	54,208,803		55,056,641		52,787,148		51,644,578
Capital expenditures	53,903	92,083		103,766		43,262		43,911
Number of retail outlets	593	593		595		595		629
Number of service bays	6,162	6,162		6,181		6,181		6,527

(1)                Includes a pretax charge of $4,200 related to an asset impairment charge reflecting the remaining value of a commercial sales software asset, which was included in selling, general and administrative expenses.

(2)                Includes a pretax charge of $6,911 related to certain executive severance obligations.

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

(5)                Statement of operations data reflects 53 weeks for year ended February 3, 2007 while the prior years reflect 52 weeks.

(6)                Prior fiscal year amounts reflect reclassifications to separately disclose Net Gain (Loss) from Sales of Assets from Costs of Merchandise Sales and the change in classification of a store from discontinued operations to continuing operations.

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

Our fiscal year ends on the Saturday nearest January 31, which results in an extra week every six years. Our fiscal year ended February 3, 2007 was a 53-week year with the fourth quarter including 14 weeks versus 13 weeks in fiscal 2005. All other years included in this report are 52 weeks.

Total revenues for the fiscal year ended February 3, 2007 were $2,272,161,000 as compared to the $2,238,029,000 recorded in the prior year. On a 52 week basis, comparable merchandise sales decreased 0.5% and comparable service revenue increased 1.3%. While we believe the macro economic environment negatively impacted our business throughout 2006, we were pleased with the increase in our service revenue which showed steady improvement in the second half of fiscal 2006. Continued focus on our service center productivity and service manager retention has helped recapture this market share.

Our net loss per share in the fifty-three weeks ended February 3, 2007 was $.05 per share or $.64 per share improvement over the $.69 loss per share recorded in 2005. Continual focus on our business strategy during the year permitted us to improve margins through better product acquisition costs and cost control incentives, which resulted in a reduction of our loss per share.

In addition to the improved operating performance during 2006, the Company focused significantly on improving its cash flow and strengthening its balance sheet. In the third quarter of 2006, we increased our Senior Secured Term Loan facility to $320,000,000, in order to refinance our Convertible Senior Notes due June 1, 2007, and extended the facility’s maturity to 2013, currently, the date of our first significant funded debt maturity. Our cash flow from operating activities improved by $130,817,000 and capital expenditures were $35,733,000 less then last year.

During 2006 we reinvested in our existing stores to redesign their interiors and enhance their exterior appeal. Our new interior design features four distinct merchandising worlds: accessories (fashion, electronic and performance merchandise), maintenance (hard parts and chemicals), garage (repair shop and travel) and service (including tire, wheel and accessory installation). We believe that this layout provides customers with a clear and concise way of finding what they need and promotes cross-selling. Modifications to the exterior of our stores are designed to increase customer traffic.

During 2006 we grand reopened 104 Stores in the following markets: New York—32 (first quarter); Denver, CO, Colorado Springs, CO, Orlando, FL, Miami, FL, and West Palm Beach, FL—34 (second quarter); Northern Florida and Mobile-Pensacola, FL—13 (third quarter); Dallas, TX, Waco, TX,

Abilene, TX and Tyler, TX—25 (fourth quarter). We expect to grand reopen approximately 125 remodeled stores in each of 2007 and 2008 with the remaining approximately 50 stores to be completed in 2009.

Business Strategy

Keeping Our Merchandising Fresh and Exciting.   We continually merchandise our stores with a new and flexible product mix designed to increase customer purchases. We take advantage of our industry-leading average retail square footage to increase the appeal of our merchandise displays. We utilize product-specific advertising to highlight promotional items and pricing, primarily through weekly print advertising.

•  Enhancing Our Stores.   We are investing in our existing stores to redesign our interiors and enhance their exterior appeal. We believe that this layout will provide customers with a clear and concise way of finding what they need and will promote cross-selling.

•  Improving Service Center Performance.   We are working to improve the financial performance of our service center operations by improving tire sales and related attachment sales, and improving labor productivity. To improve tire sales, we have reduced our advertised opening price points, while offering attractive opportunities for customers to upgrade to tires with better warranties, features, or brands. In addition, we have emphasized training our staff to offer beneficial services related to each tire sale such as wheel balancing, alignments and warranties, as well as to provide a thorough safety check that highlights any further car maintenance or repair needs. We continually tailor our labor costs to labor sales volumes providing an opportunity to improve labor productivity going forward.

•  Improve Store Productivity.   We continually focus on improving the returns of our investment in store assets through managing our store portfolio, and taking advantage of opportunities for store relocations, disposals or new store additions. Any net store growth will focus primarily upon increasing penetration in our existing markets to further leverage our investments.

The following discussion explains the material changes in our results of operations for the fifty-three weeks ended February 3, 2007, and fifty-two weeks ended January 28, 2006, and January 28, 2005.

CAPITAL & LIQUIDITY

Capital Resources and Needs

Our cash requirements arise principally from the purchase of inventory, capital expenditures related to existing stores, offices and distribution centers and our stock repurchase program.

In fiscal 2006, improved operating results and working capital management, real estate sales and reduced capital expenditures allowed us to reduce our total debt by $48,975,000 and to repay in full $24,669,000 of borrowings against our company-owned life insurance policy assets.

While the primary capital expenditures for the fiscal year 2006 continue to be attributed to store redesigning, the rate of our store refurbishment program was decreased significantly both as a result of our decision in the second quarter to extend it through fiscal 2009 as well as its increased cost effectiveness. We remodeled 120 stores in 2006 and grand reopened 104 stores. In 2007, we expect to remodel 137 stores with the remaining being completed in late 2008 or early 2009.

On September 7, 2006 our Board of Directors renewed our stock repurchase program, resetting the authorized amount of shares that we can repurchase under the program to $100,000,000. We will purchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. In the fourth quarter of fiscal 2006, we had repurchased $7,311,000 at an average of $14.77 per share. This program expires on September 30, 2007.

Our capital expenditure program in 2007 is expected to be similar to the fiscal 2006 program, with inventory levels in 2007 comparable to 2006.

We anticipate that cash provided by operating activities, our existing line of credit, cash on hand and future access to the capital markets will exceed our expected cash requirement in fiscal 2007.

The Company’s working capital was $163,960,000 at February 3, 2007, $247,526,000 at January 28, 2006, and $180,651,000 at January 29, 2005. The Company’s long-term debt, as a percentage of its total capitalization, was 49% at February 3, 2007, 50% at January 28, 2006 and 42% at January 29, 2005 respectively. As of February 3, 2007, the Company had a $357,500,000 line of credit, with an availability of approximately $190,000,000. Our current portion of long term debt is $3,490,000 at February 3, 2007.

Contractual Obligations

The following chart represents the Company’s total contractual obligations and commercial commitments as of February 3, 2007:

		Due in less	Due in	Due in	Due after
Obligation	Total	than 1 year	1 - 3 years	3 - 5 years	5 years
	(dollar amounts in thousands)
Long-term debt(1)	$537,836	$3,201	$24,028	$6,456	$504,151
Operating leases	482,849	57,670	100,902	84,727	239,550
Expected scheduled interest payments on all long-term debt	289,487	39,932	118,285	116,270	15,000
Capital leases	685	289	239	157	—
Total cash obligations	$1,310,857	$101,092	$243,454	$207,610	$758,701

(1)          Long-term debt includes current maturities.

The table excludes our pension obligation. We made voluntary contributions of $504,000, $1,867,000 and $1,819,000, to our pension plans in fiscal 2006, 2005 and 2004, respectively. Future plan contributions are dependent upon actual plan asset returns and interest rates. We expect contributions to approximate $1,258,000 in fiscal 2007. See Note 9 of Notes to Consolidated Financial Statements in “Item 8 Financial Statements and Supplementary Data” for further discussion of our pension plans.

		Due in less	Due in	Due in	Due after
Commercial Commitments	Total	than 1 year	1 - 3 years	3 - 5 years	5 years
	(dollar amounts in thousands)
Import letters of credit	$487	$487	$—	$—	$—
Standby letters of credit	55,708	42,708	13,000	—	—
Surety bonds	11,224	11,016	208	—	—
Purchase obligations(1)	14,448	14,448	—	—	—
Total commercial commitments	$81,867	$68,659	$13,208	$—	$—

(1)          Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time. We currently do not have minimum purchase commitments under our vendor supply agreements and generally our open purchase orders (orders that have not been shipped) are not binding agreements. Those purchase obligations that are in transit from our vendors at February 3, 2007 are considered to be a contractual obligation.

Long-term Debt

On January 27, 2006 the Company entered into a $200,000,000 Senior Secured Term Loan facility due January 27, 2011. This facility is secured by the real property and improvements associated with 154 of the Company’s stores. Interest at the rate of London Interbank Offered Rate (LIBOR) plus 3.0% on this facility was payable by the Company starting in February 2006. Proceeds from this facility were used to satisfy and discharge the Company’s then outstanding $43,000,000 6.88% Medium Term Notes due March 6, 2006 and $100,000,000 6.92% Term Enhanced Remarketable Securities (TERMS) due July 7, 2016 and to reduce borrowings under the Company’s line of credit by approximately $39,000,000.

On October 30, 2006, the Company amended and restated the Senior Secured Term Loan facility to (i) increase the size from $200,000,000 to $320,000,000, (ii) extend the maturity from January 27, 2011 to October 27, 2013, (iii) reduce the interest rate from LIBOR plus 3.00% to LIBOR plus 2.75%. An additional 87 stores (bringing the total to 241 stores) were added to the collateral pool securing the facility. Proceeds were used to satisfy and discharge $119,000,000 in outstanding 4.25% convertible Senior Notes due June 1, 2007.

On February 15, 2007, the Company further amended the Senior Secured Term Loan facility to reduce the interest rate from LIBOR plus 2.75% to LIBOR plus 2.00%.

Upon maturity on June 1, 2005, the Company retired the remaining $40,444,000 aggregate principal amount of its 7.0% Senior Notes with cash from operations and its existing line of credit.

On December 14, 2004, the Company issued $200,000,000 aggregate principal amount of 7.5% Senior Subordinated Notes due December 15, 2014.

On December 2, 2004, the Company further amended its amended and restated line of credit agreement. The amendment increased the amount available for borrowings to $357,500,000, with an ability, upon satisfaction of certain conditions, to increase such amount to $400,000,000. The amendment also reduced the interest rate under the agreement to LIBOR plus 1.75% (after June 1, 2005, the rate decreased to LIBOR plus 1.50%, subject to 0.25% incremental increases as excess availability falls below $50,000,000). The amendment also provided the flexibility, upon satisfaction of certain conditions, to release up to $99,000,000 of reserves required as of December 2, 2004 under the line of credit agreement to support certain operating leases. This reserve was $73,912,000 on February 3, 2007. Finally, the amendment extended the term of the agreement through December 2009. The weighted average interest rate on borrowings under the line of credit agreement was 7.67 % and 6.2% at February 3, 2007 and January 28, 2006, respectively.

The other notes payable have a principal balance of $268,000 and $1,315,000 and a weighted average interest rate of 8.0% and 5.1% at February 3, 2007 and January 28, 2006, respectively, and mature at various times through August 2016. Certain of these notes are collateralized by land and buildings with an aggregate carrying value of approximately $1,774,000 and $6,744,000 at February 3, 2007 and January 28, 2006, respectively.

Other Contractual Obligations

In the third quarter of fiscal 2004, the Company entered into a vendor financing program with an availability of $20,000,000. Under this program, the Company’s factor makes accelerated and discounted payments to its vendors and the Company, in turn, makes its regularly-scheduled full vendor payments to the factor. As of February 3, 2007 and January 28, 2006, there was an outstanding balance of $13,990,000 and $11,156,000, respectively, under this program, classified as trade payable program liability in the consolidated balance sheet.

In October 2001, the Company entered into a contractual commitment to purchase media advertising services with equal annual purchase requirements totaling $39,773,000 over four years. During the second quarter of fiscal 2004, it was determined that the Company would be unable to meet this obligation for the 2004 contract year which ended on November 30, 2004. As a result, the Company recorded a $1,579,000 charge to selling, general and administrative expenses in the quarter ended July 31, 2004 related to the anticipated shortfall in this purchase commitment. This agreement expired in October 2005.

The Company has letter of credit arrangements in connection with its risk management, import merchandising and vendor financing programs. The Company was contingently liable for $487,000 and $1,015,000 in outstanding import letters of credit and $55,708,000 and $41,218,000 in outstanding standby letters of credit as of February 3, 2007 and January 28, 2006, respectively.

The Company was also contingently liable for surety bonds in the amount of approximately $11,224,000 and $13,021,000 as of February 3, 2007 and January 28, 2006, respectively. The surety bonds guarantee certain of the Company’s payments (for example utilities, easement repairs, licensing requirements and customs fees).

Off-balance Sheet Arrangements

In the third quarter of fiscal 2004, the Company entered into a $35,000,000 operating lease for certain operating equipment at an interest rate of LIBOR plus 2.25%. The Company has evaluated this transaction in accordance with the original guidance of Financial Accounting Standards Board Interpretation Number (FIN) 46 and has determined that it is not required to consolidate the leasing entity. As of February 3, 2007, there was an outstanding commitment of $14,938,000 under the lease. The lease includes a residual value guarantee with a maximum value of approximately $172,000. The Company expects the fair market value of the leased equipment to substantially reduce or eliminate the Company’s payment under the residual guarantee at the end of the lease term. In accordance with FIN 45, the Company has recorded a liability for the fair value of the guarantee related to this operating lease. As of February 3, 2007 and January 28, 2006, the current value of this liability was $71,000 and $105,000, respectively, which is recorded in other long-term liabilities on the consolidated balance sheets.

On August 1, 2003, the Company renegotiated $132,000,000 in operating leases. These leases, which expire on August 1, 2008, have lease payments with an effective rate of LIBOR plus 2.06%. The Company has evaluated this transaction in accordance with the original guidance of FIN 46 and has determined that it is not required to consolidate the leasing entity. The leases include a residual value guarantee with a maximum value of approximately $105,000,000. The Company expects the fair market value of the leased real estate to substantially reduce or eliminate the Company’s payment under the residual guarantee at the end of the lease term. In accordance with FIN 45, the Company has recorded a liability for the fair value of the guarantee related to this operating lease. As of February 3, 2007, the current value of this liability was $1,496,000, which is recorded in other long-term liabilities on the consolidated balance sheets. As of February 3, 2007, there was an outstanding commitment of $117,627,000 under the lease.

The Company leases certain property and equipment under operating leases and capital leases which contain renewal and escalation clauses, step rent provisions, capital improvements funding and other lease concessions. These provisions are considered in the Company’s calculation of its minimum lease payments which are recognized as expense on a straight-line basis over the applicable lease term. In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 13, as amended by SFAS No. 29, any lease payments that are based upon an existing index or rate are included in the Company’s minimum lease payment calculations. Total operating lease commitments as of February 3, 2007 were $482,849,000.

Pension Plans

The Company has a defined benefit pension plan covering its full-time employees hired on or before February 1, 1992 and an unfunded Supplemental Executive Retirement Plan (SERP) that includes a defined benefit portion. The pension expense under these plans for fiscal 2006, 2005, and 2004 was $3,999,000, $4,331,000 and $4,076,000, respectively. The fiscal year 2006 expense is calculated based upon a number of actuarial assumptions, including an expected return on plan assets of 6.30% and a discount rate of 5.70%. In developing the expected return on asset assumptions, the Company evaluated input from its actuaries, including their review of asset class return expectations. The discount rate utilized for the pension plans is based on a model bond portfolio with durations that match the expected payment patterns of the plans. The Company will continue to evaluate its actuarial assumptions and adjust as necessary. In fiscal 2006, the Company contributed an aggregate of $504,000 to our pension plans. Based upon the current funded status of the defined benefit pension plan and the unfunded defined benefit portion of the SERP, aggregate cash contributions are expected to be $1,258,000 in fiscal 2007.

On January 31, 2004, the Company amended and restated its SERP. This amendment converted the defined benefit plan to a defined contribution plan for certain unvested participants and all future participants. All vested participants under the defined benefit portion will continue to accrue benefits according to the defined benefit formula. In connection with these amendments, the Company settled several obligations related to the benefits under the defined benefit SERP. These obligations totaled $568,000, and resulted in an expense under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” of approximately $774,000 in fiscal 2004.

RESULTS OF OPERATIONS

Management Overview-Fiscal 2006

Fiscal 2006 was a year of continuous improvement to operating performance for the Company. Our operating profit for fiscal 2006 was $36,022,000 or a $47,247,000 improvement over the operating loss in fiscal 2005 of $11,225,000. On a 52 week basis, our comparable sales were basically flat, but included a 1.3% improvement in service revenues. With revenue flat, improvements in margins and lower operating costs helped drive this operating profit improvement. Net loss for fiscal 2006 decreased to $2,549,000 or $0.05 per share (basic & diluted) from a net loss in 2005 of $37,528,000 or $0.69 per share (basic & diluted).

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

	Percentage of Total Revenues						Percentage Change
Year ended	Feb 3, 2007 (fiscal 2006)		Jan. 28, 2006 (fiscal 2005)		Jan. 29, 2005 (fiscal 2004)		Fiscal 2006 vs. Fiscal 2005	Fiscal 2005 vs. Fiscal 2004
Merchandise Sales	82.6%		82.9%		82.0%		1.2%	(0.5)%
Service Revenue(1)	17.4		17.1		18.0		3.2	(6.4)
Total Revenues	100.0		100.0		100.0		1.5	(1.5)
Costs of Merchandise Sales(2)	71.2	(3)	74.3	(3)	72.2	(3)	(3.0)	2.4
Costs of Service Revenue(2)	92.0	(3)	92.1	(3)	77.4	(3)	3.1	11.4
Total Costs of Revenues	74.8		77.3		73.1		(1.8)	4.1
Gross Profit from Merchandise Sales	28.8	(3)	25.7	(3)	27.8	(3)	13.2	(7.9)
Gross Profit from Service Revenue	8.0	(3)	7.9	(3)	22.6	(3)	4.6	(67.2)
Total Gross Profit	25.2		22.7		26.9		12.7	(16.9)
Selling, General and Administrative Expenses	24.3		23.4		24.1		5.3	(4.4)
Net Gain from Sales of Assets	0.7		0.2		0.5		217.0	(59.3)
Operating (Loss) Profit	1.6		(0.5)		3.3		420.9	(114.9)
Non-operating Income	0.3		0.2		0.1		80.2	113.7
Interest Expense	2.2		2.2		1.6		0.6	36.4
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(0.3)		(2.5)		1.8		88.8	(237.5)
Income Tax (Benefit) Expense	(68.2	)(4)	(36.5	)(4)	37.4	(4)	(79.1)	234.3
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(0.1)		(1.6)		1.1		94.4	(239.5)
Discontinued Operations, Net of Tax	—		—		(0.1)		(352.7)	114.0
Cumulative Effect of Change in Accounting Principle, Net of Tax	—		(0.1)		—		109.4	—
Net (Loss) Earnings	(0.01)		(1.7)		1.0		93.2	(259.2)

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

(4)          As a percentage of (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle

Fiscal 2006 vs. Fiscal 2005

Total revenues for fiscal 2006 increased 1.5%. Fiscal 2006 included 53 weeks versus 52 weeks in fiscal 2005. The 1.5% increase in revenue was the result of an additional week of sales along with increased improvement in our service counter operations. On a 52 week basis, the Company had a decrease in comparable store revenues of 0.2%. Comparable store service revenue increased 1.3% while comparable store merchandise sales decreased 0.5%. All stores that are included in the comparable store sales base as of the end of the period are included in the Company’s comparable store data calculations. Upon reaching its 13th month of operation, a store is added to our comparable store sales base. Stores are removed from the comparable store sales base upon their relocation or closure. Once a relocated store reaches its 13th month of operation at its new location, it is added back into our comparable store sales base. Square footage increases are infrequent and immaterial and, accordingly, are not considered in our calculations of comparable store data.

Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 28.8% in fiscal 2006 from 25.7% in fiscal 2005. The increase in dollars was $63,098,000 or a 13.2% increase from the prior year. This increase, as a percentage of merchandise sales, was due to improved product margins and decreased warehousing costs partially offset by higher occupancy costs. The increase in merchandise margins resulted from the restructuring of our vendor agreements, lower freight costs and lower acquisition costs. Effective January 29, 2006, substantially all of our vendor agreements were restructured to no longer identify specific incremental expenses for cooperative advertising; therefore all vendor support funds are now treated as a reduction of inventories and are recognized as an increase to gross profit from merchandise sales when the inventories are sold, in accordance with EITF 02-16. Gross profit from merchandise sales from fiscal 2006 improved by approximately $37,100,000 compared to fiscal 2005, primarily as a result of these changes. Warehousing costs were reduced due to a more efficient store replenishment schedule and the absence in fiscal 2006 of certain costs associated with the fiscal 2005 relocation of our Southern California distribution center. Increased occupancy costs were the result of higher utility costs and higher depreciation expense associated with our store remodel program. The Company’s gross profit classification may not be comparable to the classification used by certain other entities. Some entities (including the Company) include distribution, store occupancy, buying and other costs in cost of goods sold. Other entities exclude such costs from gross profit, including them instead in general and administrative and / or sales and marketing expenses.

Gross profit from service revenue increased, as a percentage of service revenue, to 8.0% in fiscal 2006 from 7.9% in fiscal 2005. The increase in dollars was $1,391,000 or a 4.6% increase from the prior year. This increase as a percentage of service revenue was primarily due to lower workers compensation expense and repairs and maintenance costs offset by cost associated with providing free or discounted towing services to our customers.

Net gain from sales of assets increased, as percentage of total revenue to 0.7% from 0.2% in fiscal 2005. The $10,471,000 increase resulted from the sale of one owned property and the leasehold interest in another in 2006 versus the sale of one owned property in 2005.

Selling, general and administrative expenses increased, as a percentage of total revenues, to 24.3% in fiscal 2006 from 23.4% in fiscal 2005. This was a $27,713,000 or 5.3% increase over the prior year. This increase, as a percentage of total revenues, was due primarily to higher net media expense offset by reduced general office expense. The increase in net media expense was caused by a change in our vendor agreements which resulted in a different application of EITF 02-16, whereby approximately $35,700,000 in vendor support funds were recorded as a reduction to advertising cost in fiscal 2005 (see above explanation of vendor agreement restructuring). General office expense was favorable by $5,007,000 primarily due to the Company incurring a $4,200,000 software impairment charge in fiscal 2005.

Interest expense increased $302,000 to $49,342,000 in fiscal 2006 from fiscal 2005. Included in fiscal 2006 was $4,200,000 of costs associated with the early satisfaction and discharge of $119,000,000 4% Senior Convertible Notes due in June, 2007 and in fiscal 2005, $ 9,738,000 in interest and fees associated with the early satisfaction and discharge of our $43,000,000 6.88% Medium Term Notes and $100,000,000 6.92% Term Enhanced Remarketable Securities (TERMS). Also in fiscal 2006, the Company incurred a higher weighted average interest rate, offset by lower debt levels and a reduction to interest expense for the increase in the fair value of the interest rate swap of $1,490,000.

Non-operating income increased as a percentage of total revenues from 0.2% in 2005 to 0.3% in 2006. This 80% increase of $3,126,000 was a result of interest earned on the investment of funds used for the early satisfaction and discharge of the Senior Convertible notes.

Our income tax benefit as a percentage of loss from continuing operations before income taxes and cumulative effect of change in accounting principle increased to 68.2% or $4,297,000 versus 36.5% or $20,569,000. The increase in the effective rate is due to a non-cash adjustment of $2,451,000 to our state deferred liabilities resulting from a change in the Company’s filing position.

Loss from discontinued operations decreased from a gain of $292,000, net of tax, in fiscal 2005 to a loss of $738,000, net of tax, in fiscal 2006 due to continuing expenses incurred from locations associated with the corporate restructuring which occurred in fiscal 2003.

Net loss decreased, as a percentage of total revenues, due primarily to an increase in gross profit from merchandise sales as a percentage of merchandise sales, an increase in gain on sale of assets, increase in non-operating income offset by higher selling, general and administrative expenses.

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

Gross profit from merchandise sales decreased, as a percentage of merchandise sales, to 25.7% in fiscal 2005 from 27.8% in fiscal 2004. This was a 7.9% or $41,015,000 decrease from the prior year. This decrease, as a percentage of merchandise sales, was due to increases in warehousing costs and occupancy costs, and decreases in merchandise margins. The increase in warehousing costs was from increases in rent expense and rental equipment for the new warehouse in San Bernardino, CA. The increase in store occupancy costs was due to increased lease expense associated with the new point-of sale system and building and equipment maintenance expenses related to the store refurbishment program. The decrease in merchandise margin resulted from higher tire costs, a less favorable product mix consisting of more sales from lower margin products and higher freight costs.

Gross profit from service revenue decreased, as a percentage of service revenue, to 7.9% in fiscal 2005 from 22.6% in fiscal 2004. This was a 67.2% or $62,328,000 decrease from the prior year. This decrease, as a percentage of service revenue, was due to decreased service revenue against fixed occupancy costs, in addition to increased payroll and benefits. The decrease in service revenue resulted primarily from decreased customer traffic and reduced tire sales, which results in fewer tire-related services and a negative impact on the overall service results. The increase in payroll and benefits was primarily due to a restructuring of field operations into separate retail and service teams on January 30, 2005. In connection with this restructuring, certain retail personnel, who were previously utilized in merchandising roles supporting the service business, were reassigned to purely service-related responsibilities. The labor and benefit costs related to these associates, approximately $21,132,000, which were previously recognized in selling, general and administrative expenses, are now recognized in costs of service revenue.

Net gain from sales of assets decreased, as percentage of total revenue to 0.2% from 0.5% in fiscal 2004. The $7,022,000 decrease resulted from the sale of one owned property in 2005 versus the sale of a distribution center in 2004.

Selling, general and administrative expenses decreased, as a percentage of total revenues, to 23.4% in fiscal 2005 from 24.1% in fiscal 2004. This was a $24,018,000 or 4.4% decrease from the prior year. This decrease, as a percentage of total revenues, was due primarily to decreases in store expenses, general office costs and employee benefits, offset, in part, by an increase in net media expense. The decrease in store expenses was primarily caused by a decrease of approximately $21,132,000 in payroll and related benefit costs (see above explanation of field operations restructuring), offset by increased hiring expenses, and travel expense associated with the store refurbishment program. The decrease in administrative expenses was primarily due to the recognition of $6,911,000 of executive severance in 2004, offset by a $4,200,000 asset impairment charge reflecting the remaining value of a commercial sales software asset in 2005, higher travel costs, auditing and tax services and meeting costs. The increase in net media expense was due primarily to incremental circular advertising and sales promotion expenses of approximately $11,000,000 related to the grand reopenings.

Interest expense increased 36.4% or $13,075,000 due primarily to $9,738,000 in interest and fees associated with the early satisfaction and discharge of the Company’s $43,000,000 6.88% Medium Term Notes ($342,000 of interest through original maturity) and the $100,000,000 6.92% TERMS ($1,296,000 of interest through original maturity, and $8,100,000 to purchase an associated call option).

Earnings from discontinued operations increased from a loss of $2,087,000, net of tax, in fiscal 2004 to earnings of $292,000, net of tax, in fiscal 2005 due primarily to changes in assumptions for sublet income and expenses related to closed stores.

Net earnings decreased, as a percentage of total revenues, due primarily to a decrease in total gross profit, an increase in interest expense and the impact of a net charge for the cumulative effect of a change in accounting principle for the adoption of FIN 47, “Accounting for Conditional Asset Retirement Obligations” recorded in fiscal 2005, offset by decreases in income tax expense and loss from discontinued operations.

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

	Year ended
(dollar amounts in thousands)	February 3, 2007	January 28, 2006	January 29, 2005
Retail Sales(1)	$1,352,395	$1,356,784	$1,352,695
Service Center Revenue(2)	919,766	881,245	920,201
Total Revenues	$2,272,161	$2,238,029	$2,272,896
Gross Profit from Retail Sales(3)	$381,247	$343,860	$355,270
Gross Profit from Service Center Revenue(3)	190,509	163,407	255,340
Total Gross Profit	$571,756	$507,267	$610,610

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, share based compensation, risk participation agreements and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that the following represent its more critical estimates and assumptions used in the preparation of the consolidated financial statements, although not inclusive:

•       The Company evaluates whether inventory is stated at the lower of cost or market based on historical experience with the carrying value and life of inventory. The assumptions used in this evaluation are based on current market conditions and the Company believes inventory is stated at the lower of cost or market in the consolidated financial statements. In addition, historically the Company has been able to return excess items to vendors for credit. Future changes in vendors, in their policies or in their willingness to accept returns of excess inventory could require a revision in the estimates. If our estimates regarding excess or obsolete inventory are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in these estimates at February 3, 2007 would have affected net earnings by approximately $428,000 for the fiscal year ended February 3, 2007.

•       The Company has risk participation arrangements with respect to casualty and health care insurance, including the maintaining of stop loss coverage with third party insurers to limit our total exposure. A reserve for the liabilities associated with these agreements is established using actuarial methods followed in the insurance industry and our historical claims experience. The amounts included in the Company’s costs related to these arrangements are estimated and can vary based on changes in assumptions, claims experience or the providers included in the associated insurance programs. A 10% change in our self-insurance liabilities at February 3, 2007 would have affected net earnings by approximately $2,723,000 for the fiscal year ended February 3, 2007.

•       The Company records reserves for future product returns, warranty claims and inventory shrinkage. The reserves are based on current sales of products and historical claims and inventory shrinkage experience. If actual experience differs from historical levels, revisions in the Company’s estimates may be required. A 10% change in these reserves at February 3, 2007 would have affected net earnings by approximately $329,000 for the fiscal year ended February 3, 2007.

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

Change in Assumption	Impact on Annual Pension Expense	Impact on Projected Benefit Obligation
0.50 percentage point decrease in discount rate	Increase $480,000	Increase $3,795,000
0.50 percentage point increase in discount rate	Decrease $480,000	Decrease $3,795,000
5.0% decrease in expected rate of return on assets	Increase $187,000	—
5.0% increase in expected rate of return on assets	Decrease $187,000	—

•       The Company periodically evaluates its long-lived assets for indicators of impairment. Management’s judgments are based on market and operational conditions at the time of evaluation. Future events could cause management’s conclusion on impairment to change, requiring an adjustment of these assets to their then current fair market value.

•       We have a share-based compensation plan, which includes stock options and restricted stock units, or RSUs. We account for our share-based compensation plans as prescribed by the fair value provisions of SFAS No. 123R. We determine the fair value of our stock options at the date of the grant using the Black-Scholes option-pricing model. The RSUs are awarded at a price equal to the market price of our underlying stock on the date of the grant. The pricing model and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include the expected life of stock options, expected stock price volatility, future employee stock option exercise behaviors and the estimate of award forfeitures. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are different from these assumptions, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. In addition, significant changes in these assumptions could materially impact our share-based compensation expense on future awards. A 10% change in our share-based compensation expense for the fiscal year ended February 3, 2007 would have affected net income by approximately $97,000 for the fiscal year ended February 3, 2007.

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

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax liabilities as of February 3, 2007 and January 28, 2006 totaled $28,931,000 and $18,354,000, respectively, representing approximately 2.4% and 1.5% of liabilities, respectively.

RECENT ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This statement simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for financial instruments acquired or issued after the beginning of our fiscal year 2007. We are currently evaluating the impact of SFAS No. 155 and will adopt the standard February 4, 2007.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We are currently evaluating the impact of SFAS No. 156 and will adopt the standard February 4, 2007.

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

In July of 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (FIN 48). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS 157 defines the term fair value, establishes a framework for measuring it within generally accepted accounting principles and expands disclosures about its measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). SFAS No. 158 requires entities to:

•       Recognize on its balance sheet the funded status (measured as the difference between the fair value of plan assets and the benefit obligation) of pension and other postretirement benefit plans;

•       Recognize, through comprehensive income, certain changes in the funded status of a defined benefit and post retirement plan in the year in which the changes occur;

•       Measure plan assets and benefit obligations as of the end of the employer’s fiscal year; and

•       Disclose additional information.

The requirement to recognize the funded status of a benefit plan and the additional disclosure requirements are effective for fiscal years ended after December 15, 2006. Accordingly, the Company adopted SFAS No.158 for its fiscal year ended February 3, 2007. The incremental effect from applying SFAS No. 158 on individual line items in the Company’s Consolidated Balance Sheets at February 3, 2007 follows:

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
Deferred Income Taxes	$22,996	$1,832	$24,828
Other Long Term Assets	69,635	(1,651)	67,984
Total Assets	1,767,018	181	1,767,199
Accrued Expenses	292,280	—	292,280
Other Long Term Liabilities	56,998	3,235	60,233
Total Liabilities	1,196,209	3,235	1,199,444
Accumulated Other Comprehensive Loss	(6,326)	(3,054)	(9,380)
Total Stockholders’ Equity	570,809	(3,054)	567,755
Total Liabilities and Stockholders’ Equity	1,767,018	181	1,767,199

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. The Company’s current measurement date is December 31. The Company will not elect early adoption of these additional SFAS No.158 requirements and will adopt these requirements for the fiscal year ended January 31, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159.

ITEM 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has market rate exposure in its financial instruments primarily due to changes in interest rates.

Variable Rate Debt

Pursuant to terms of its revolving credit agreement, changes in the lender’s LIBOR could affect the rates of which the Company could borrow funds thereunder. At February 3, 2007, the Company had outstanding borrowings of $17,568,000 against the revolving credit agreement. Additionally, the Company has a $320,000,000 Senior Secured Term Loan facility that bears interest at three month LIBOR plus 2.75%, which was negotiated to LIBOR plus 2.00% after February 3, 2007, and $117,627,000 of real estate operating leases and $14,938,000 of equipment operating leases which have lease payments that vary based on changes in LIBOR. A one percent change in the LIBOR rate for the fiscal year ended February 3, 2007 would have affected net income by approximately $1,493,000 for the fiscal year ended February 3, 2007.

Fixed Rate Debt

The table below summarizes the fair value and contract terms of fixed rate debt instruments held by the Company at February 3, 2007:

(dollar amounts in thousands)	Amount	Average Interest Rate
Fair value at February 3, 2007	$189,268
Expected maturities:
2007	$268	8.00%
2008	—	—
2009	—	—
2010	—	—
2011	—	—
Thereafter	200,000	7.50%
	$200,268

At January 28, 2006, the Company had outstanding $319,215,000 of fixed rate notes with an aggregate fair market value of $315,039,000.

Interest Rate Swap

On June 3, 2003, the Company entered into an interest rate swap for a notional amount of $130,000,000. The Company had designated the swap as a cash flow hedge of the Company’s real estate operating lease payments. The interest rate swap converts the variable LIBOR portion of the lease payment to a fixed rate of 2.90% and terminates on July 1, 2008. If the critical terms of the interest rate swap or hedge item do not change, the interest rate swap is considered to be highly effective with all changes in fair value included in other comprehensive income. As of February 3, 2007 and January 28, 2006, the fair value was $4,150,000 and $5,790,000, respectively. In the fourth quarter of fiscal 2006, the Company determined it was not in compliance with FAS 133 for hedge accounting and, accordingly, recorded a reduction of rent expense, which is included in Costs of Merchandise and Costs of Service Revenues, for the cumulative fair value change of $4,150,000. This change in fair value had previously been recorded in Accumulated Other Comprehensive Income (Loss) on the consolidated balance sheets. The Company evaluated the impact of this error, along with three other errors, on an annual and quarterly basis and concluded there was no material impact on any historical periods, on an individual or aggregate basis. The Company corrected these errors in the fourth quarter of fiscal 2006, resulting in no material impact to the consolidated financial statements. The Company has removed its designation as a cash flow hedge on this transaction and will record the change in fair value through its operating statement until the date of termination.

On November 2, 2006, the Company entered into an interest rate swap for a notional amount of $200,000,000. The Company has designated the swap a cash flow hedge on the first $200,000,000 of the Company’s $320,000,000 senior secured notes. The interest rate swap converts the variable LIBOR portion of the interest payments to a fixed rate of 5.036% and terminates in October 2013. The Company did not meet the documentation requirements of SFAS No. 133, at inception or as of February 3, 2007 and, accordingly, recorded the increase in the fair value of the interest rate swap of $1,490 as a reduction to Interest Expense. The Company intends to meet the documentation requirements of SFAS No. 133 for hedge accounting in the first quarter of fiscal 2007 and prospectively then record the effective portion of the change in fair value through Accumulated Other Comprehensive Income (Loss).

ITEM 8                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pep Boys—Manny, Moe & Jack
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of The Pep Boys—Manny, Moe & Jack and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pep Boys—Manny, Moe & Jack and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, SFAS No. 123 (revised 2004), Share-Based Payment, and Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, as of February 3, 2007, January 29, 2006, and January 28, 2006, respectively.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 18, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 18, 2007

CONSOLIDATED BALANCE SHEETS
The Pep Boys—Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except share data)

	February 3, 2007	January 28, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$21,884	$48,281
Accounts receivable, less allowance for uncollectible accounts of $1,505 and $1,188	29,582	36,434
Merchandise inventories	607,042	616,292
Prepaid expenses	39,264	40,952
Other	70,368	85,446
Assets held for disposal	—	652
Total Current Assets	768,140	828,057
Property and Equipment—at cost:
Land	251,705	257,802
Buildings and improvements	929,225	916,580
Furniture, fixtures and equipment	684,042	671,189
Construction in progress	3,464	15,858
	1,868,436	1,861,429
Less accumulated depreciation and amortization	962,189	914,040
Total Property and Equipment—Net	906,247	947,389
Deferred income taxes	24,828	—
Other	67,984	46,307
Total Assets	$1,767,199	$1,821,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$265,489	$261,940
Trade payable program liability	13,990	11,156
Accrued expenses	292,280	290,761
Deferred income taxes	28,931	15,417
Current maturities of long-term debt and obligations under capital lease	3,490	1,257
Total Current Liabilities	604,180	580,531
Long-term debt and obligations under capital leases, less current maturities	535,031	467,239
Convertible long-term debt	—	119,000
Other long-term liabilities	60,233	57,481
Deferred income taxes	—	2,937
Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $1 per share: Authorized 500,000,000 shares; Issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	289,384	288,098
Retained earnings	463,797	481,926
Accumulated other comprehensive loss	(9,380)	(3,565)
Less cost of shares in treasury—12,427,687 shares and 12,152,968 shares	185,339	181,187
Less cost of shares in benefits trust—2,195,270 shares	59,264	59,264
Total Stockholders’ Equity	567,755	594,565
Total Liabilities and Stockholders’ Equity	$1,767,199	$1,821,753

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
The Pep Boys—Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except share data)

	February 3,	January 28,	January 29,
Year ended	2007	2006	2005
Merchandise Sales	$1,876,290	$1,854,408	$1,863,015
Service Revenue	395,871	383,621	409,881
Total Revenues	2,272,161	2,238,029	2,272,896
Costs of Merchandise Sales	1,336,336	1,377,552	1,345,144
Costs of Service Revenue	364,069	353,210	317,142
Total Costs of Revenues	1,700,405	1,730,762	1,662,286
Gross Profit from Merchandise Sales	539,954	476,856	517,871
Gross Profit from Service Revenue	31,802	30,411	92,739
Total Gross Profit	571,756	507,267	610,610
Selling, General and Administrative Expenses	551,031	523,318	547,336
Net Gain from Sales of Assets	15,297	4,826	11,848
Operating Profit (Loss)	36,022	(11,225)	75,122
Non-operating Income	7,023	3,897	1,824
Interest Expense	49,342	49,040	35,965
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(6,297)	(56,368)	40,981
Income Tax (Benefit) Expense	(4,297)	(20,569)	15,315
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(2,000)	(35,799)	25,666
(Loss) Earnings from Discontinued Operations, Net of Tax of $306, $(168) and $1,245	(738)	292	(2,087)
Cumulative Effect of Change in Accounting Principle, Net of Tax of $(78) and $1,161	189	(2,021)	—
Net (Loss) Earnings	$(2,549)	$(37,528)	$23,579
Basic (Loss) Earnings per Share:
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$(0.04)	$(0.65)	$0.46
(Loss) Earnings from Discontinued Operations, Net of Tax	(0.01)	—	(0.04)
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(0.04)	—
Basic (Loss) Earnings per Share	$(0.05)	$(0.69)	$0.42
Diluted (Loss) Earnings per Share:
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$(0.04)	$(0.65)	$0.45
(Loss) Earnings from Discontinued Operations, Net of Tax	(0.01)	—	(0.04)
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(0.04)	—
Diluted (Loss) Earnings per Share	$(0.05)	$(0.69)	$0.41

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
The Pep Boys—Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Benefits	Total Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Trust	Equity
Balance, January 31, 2004	63,910,577	$63,911	$177,317	$531,933	(8,928,159)	$(144,148)	$(15)	$(59,264)	$569,734
Comprehensive Income:
Net income				23,579
Minimum pension liability adjustment, net of tax							(5,799)
Fair market value adjustment on derivatives, net of tax							962
Total Comprehensive Income									18,742
Issuance of Common Stock	4,646,464	4,646	104,208						108,854
Cash dividends ($.27 per share)				(15,676)					(15,676)
Effect of stock options and related tax benefits			2,064	(2,984)	638,210	10,137			9,217
Stock compensation expense			1,184						1,184
Repurchase of Common Stock					(3,077,000)	(39,718)			(39,718)
Dividend reinvestment plan			193	(72)	61,819	998			1,119
Balance, January 29, 2005	68,557,041	68,557	284,966	536,780	(11,305,130)	(172,731)	(4,852)	(59,264)	653,456
Comprehensive Loss:
Net loss				(37,528)
Minimum pension liability adjustment, net of tax							(22)
Fair market value adjustment on derivatives, net of tax							1,309
Total Comprehensive Loss									(36,241)
Cash dividends ($.27 per share)				(14,686)					(14,686)
Effect of stock options and related tax benefits			1,719	(2,520)	338,856	5,592			4,791
Effect of restricted stock unit conversions			(636)		28,981	433			(203)
Stock compensation expense			2,049						2,049
Repurchase of Common Stock					(1,282,600)	(15,562)			(15,562)
Dividend reinvestment plan				(120)	66,925	1,081			961
Balance, January 28, 2006	68,557,041	68,557	288,098	481,926	(12,152,968)	(181,187)	(3,565)	(59,264)	594,565
Comprehensive Loss:
Net loss				(2,549)
Minimum pension liability adjustment, net of tax							887
Fair market value adjustment on derivatives, net of tax							(3,648)
Total Comprehensive Loss									(5,310)
Cash dividends ($.27 per share)				(14,757)					(14,757)
Incremental effect from adoption of FAS No. 158, net of tax							(3,054)		(3,054)
Effect of stock options and related tax benefits			(669)	(657)	80,641	1,387			61
Effect of restricted stock unit conversions			(1,096)		74,107	712			(384)
Stock compensation expense			3,051						3,051
Repurchase of Common Stock					(494,800)	(7,311)			(7,311)
Dividend reinvestment plan				(166)	65,333	1,060			894
Balance, February 3, 2007	68,557,041	$68,557	$289,384	$463,797	(12,427,687)	$(185,339)	$(9,380)	$(59,264)	$567,755

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
The Pep Boys—Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands)

	Year ended
	February 3, 2007	January 28, 2006	January 29, 2005
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(2,549)	$(37,528)	$23,579
Adjustments to Reconcile Net (Loss) Earnings to Net Cash (Used in) Provided by Continuing Operations:
Net (earnings) loss from discontinued operations	738	(292)	2,087
Depreciation and amortization	88,476	79,887	76,620
Cumulative effect of change in accounting principle, net of tax	(189)	2,021	—
Accretion of asset retirement obligation	269	109	135
Loss on defeasance of convertible debt	755	—	—
Stock compensation expense	3,051	2,049	1,184
Cancellation of vested stock options	(1,056)	—	—
Deferred income taxes	(8,316)	(27,792)	26,853
Deferred gain on sale leaseback	—	—	(130)
Reduction in asset retirement liability	—	(1,815)	—
Gain from sales of assets	(15,297)	(4,826)	(11,848)
Loss on impairment of assets	840	4,200	—
Gain from derivative valuation	(5,568)	—	—
Excess tax benefits from stock based awards	(95)	—	—
Increase in cash surrender value of life insurance policies	(2,143)	(3,389)	(3,540)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other	24,045	15,166	(17,753)
Decrease (increase) in merchandise inventories	9,250	(13,532)	(49,198)
Increase (decrease) in accounts payable	3,549	(49,041)	(24,387)
(Decrease) increase in accrued expenses	(4,165)	(18,864)	25,853
Increase (decrease) in other long-term liabilities	2,093	16,760	(1,272)
Net Cash Provided (Used in) by Continuing Operations	93,688	(36,887)	48,183
Net Cash Used in Discontinued Operations	(1,258)	(1,500)	(2,732)
Net Cash Provided by (Used in) Operating Activities	92,430	(38,387)	45,451
Cash Flows from Investing Activities:
Cash paid for property and equipment	(50,212)	(85,945)	(88,068)
Proceeds from sales of assets	17,542	4,043	18,021
Proceeds from sales of assets held for disposal	—	6,913	—
(Repayment) proceeds from life insurance policies	(24,669)	24,655	—
Premiums paid on life insurance policies	—	(605)	(1,778)
Net cash used in continuing operations	(57,339)	(50,939)	(71,825)
Net cash provided by discontinued operations	—	916	13,327
Net Cash Used in Investing Activities	(57,339)	(50,023)	(58,498)
Cash Flows from Financing Activities:
Net (payments) borrowings under line of credit agreements	(48,569)	57,985	8,102
Excess tax benefits from stock based awards	95	—	—
Net borrowings (payments) on trade payable program liability	2,834	11,156	(7,216)
Payments for finance issuance costs	(2,217)	(5,150)	(5,500)
Proceeds from issuance of notes	121,000	200,000	200,000
Reduction of long-term debt	(2,263)	(183,459)	(189,991)
Reduction of convertible debt	(119,000)	—	(31,000)
Payments on capital lease obligations	(227)	(383)	(1,040)
Dividends paid	(14,757)	(14,686)	(15,676)
Repurchase of common stock	—	(15,562)	(39,718)
Proceeds from issuance of common stock	—	—	108,854
Proceeds from exercise of stock options	722	3,071	6,887
Proceeds from dividend reinvestment plan	894	961	1,119
Net Cash (Used in) Provided by Financing Activities	(61,488)	53,933	34,821
Net (Decrease) Increase in Cash and Cash Equivalents	(26,397)	(34,477)	21,774
Cash and Cash Equivalents at Beginning of Year	48,281	82,758	60,984
Cash and Cash Equivalents at End of Year	$21,884	$48,281	$82,758
Cash paid for interest, net of amounts capitalized	$46,245	$50,602	$30,019
Cash received from income tax refunds	$1	$10,097	$23,290
Cash paid for income taxes	$632	$1,770	$48,732
Supplemental Disclosure of Cash Flow Information:
Non-cash investing activities:
Changes in accrued purchases of property and equipment	$3,691	$6,138	$15,698
Write off of equipment and recognition of insurance receivable	$—	$345	$—
Non-cash financing activities:
Equipment capital leases	$84	$789	$1,413
Repurchase of common stock not settled	$7,311	$—	$—

See notes to the consolidated financial statements

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
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

FISCAL YEAR END   The Company’s fiscal year ends on the Saturday nearest to January 31. Fiscal year 2006 which ended February 3, 2007, was comprised of 53 weeks and fiscal years 2005, which ended January 28, 2006, and 2004, which ended January 29, 2005, were comprised of 52 weeks.

PRINCIPLES OF CONSOLIDATION   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

MERCHANDISE INVENTORIES   Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $593,265 and $615,698 as of February 3, 2007 and January 28, 2006, respectively.

During the fourth quarter of fiscal 2006, the Company changed its process for counting its physical inventories. Previously, the Company conducted, using its own employees, a physical inventory count of its inventory during the last weekend of its fiscal year and estimated its inventory levels as of the end of the first three fiscal quarters of each year. The Company now utilizes a third party to conduct physical counts of its inventory throughout the year and then utilizes a systemized roll-forward process to determine its physical inventory levels at the end of each fiscal quarter. As a result of this change, the Company established, and will revise quarterly, a reserve for estimated inventory shrinkage based upon the historical results of its cycle count program.

The Company also records valuation adjustments (reserves) for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when market is lower than recorded costs. The Company’s reserves against inventory for these matters were $13,462 and $12,822 as of February 3, 2007 and January 28, 2006, respectively.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

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

CAPITALIZED INTEREST   Interest on borrowed funds is capitalized in connection with the construction of certain long-term assets. Capitalized interest was immaterial in fiscal years 2006, 2005 and 2004.

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

TRADE PAYABLE PROGRAM LIABILITY   In the third quarter of fiscal 2004, the Company entered into a vendor financing program with an availability of $20,000. Under this program, the Company’s factor makes accelerated and discounted payments to its vendors and the Company, in turn, makes its regularly-scheduled full vendor payments to the factor. There were outstanding balances of $13,990 and $11,156 under the program at February 3, 2007 and January 28, 2006, respectively.

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

The Company accounts for vendor support funds in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (EITF 02-16). Rebates and other miscellaneous incentives are earned based on purchases or product sales. These incentives are treated as a reduction of inventories and are recognized as a reduction to cost of sales as the inventories are sold. Certain vendor allowances are used exclusively for promotions and to partially or fully offset certain other direct expenses. Such allowances would be offset against the appropriate expenses they offset, once the Company determines the allowances are for specific, identifiable incremental expenses.

WARRANTY RESERVE   The Company provides warranties for both its merchandise sales and service labor. Warranties for merchandise are generally covered by its vendors, with the Company covering any costs above the vendor’s stipulated allowance. Service labor warranties are covered in full by the Company on a limited lifetime basis. The Company establishes its warranty reserves based on historical data of warranty transactions. These costs are included in either our Costs of Merchandise Sales or Costs of Service Revenue.

Components of the reserve for warranty costs for fiscal years ended February 3, 2007 and January 28, 2006, are as follows:

Balance at January 29, 2005	$1,324
Additions related to fiscal 2005 sales	13,429
Warranty costs incurred in fiscal 2005	(13,276)
Balance at January 28, 2006	1,477
Additions related to fiscal 2006 sales	11,577
Warranty costs incurred in fiscal 2006	(12,409)
Balance at February 3, 2007	$645

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

COSTS OF REVENUES   Costs of merchandise sales include the cost of products sold, buying, warehousing and store occupancy costs. Costs of service revenue include service center payroll and related employee benefits, service center occupancy costs and cost of providing free or discounted towing services to our customers. Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses.

PENSION EXPENSE   The Company reports all information on its pension and savings plan benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS 132R), as amended

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

by SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an Amendment of FASB Statements No. 87, 88, 106 and 132(R)”.

INCOME TAXES   The Company uses the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred income taxes are determined based upon enacted tax laws and rates applied to the differences between the financial statement and tax bases of assets and liabilities.

ADVERTISING   The Company expenses the production costs of advertising the first time the advertising takes place. Gross advertising expense for 2006, 2005, and 2004 was $84,206, $85,809 and $73,996, respectively. No advertising costs were recorded as assets as of February 3, 2007 or January 28, 2006.

The Company restructured substantially all of its vendor agreements in the fourth quarter of fiscal 2005 to provide flexibility in how the Company can use vendor support funds, and eliminate the administrative burden associated with tracking the application of such funds. Therefore, in fiscal 2006, substantially all vendor support funds were treated as a reduction of inventories and recognized as a reduction to cost of merchandise sales as inventories are subsequently sold.

Prior to fiscal year 2006, certain cooperative advertising reimbursements were netted against specific, incremental, identifiable costs incurred in connection with the selling of the vendor’s product. Cooperative advertising reimbursements of $35,702 and $36,579 for fiscal years 2005 and 2004, respectively, were recorded as a reduction of advertising expense with the net amount included in selling, general and administrative expenses in the consolidated statement of operations. Any excess reimbursements over these costs are characterized as a reduction of inventory and are recognized as a reduction of cost of sales as the inventories are sold, in accordance with EITF 02-16. The amount of excess reimbursements recognized as a reduction of costs of sales were $53,753 and $48,950 for fiscal years 2005 and 2004, respectively. The balance of excess reimbursements remaining in inventory was immaterial as of January 28, 2006.

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

During fiscal 2006, the Company recorded an $840 impairment charge principally related for one store location.

In the fourth quarter of fiscal 2005, the Company recorded in selling, general and administrative expenses an impairment charge of $4,200 reflecting the remaining value of a commercial sales software asset.

EARNINGS PER SHARE   Earnings per share for all periods have been computed in accordance with SFAS No. 128, “Earnings Per Share” as amended by SFAS No. 123 (revised 2004), “Share-Based

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

Payment.” Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing earnings plus the interest on the convertible senior notes by the weighted average number of common shares outstanding during the year plus the assumed conversion of dilutive convertible debt and incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options.

ACCOUNTING FOR STOCK-BASED COMPENSATION   At February 3, 2007, the Company has three stock-based employee compensation plans, which are described in full in Note 12, “Equity Compensation Plans.”

Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 29, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for periods prior to January 29, 2006 have not been restated to reflect the fair value method of recognizing compensation cost relating to share-based compensation.

The Company recognized approximately $1,340 of compensation expense related to stock options, and approximately $1,711 of compensation expense related to restricted stock units (RSUs), in its operating results (included in selling, general and administrative expenses) for fiscal year 2006. The related tax benefit recognized was approximately $894. Compensation expense for RSUs was $2,049 and $1,183, for fiscal year 2005 and 2004 respectively, and was included in selling, general and administrative expenses. The cumulative effect from adopting the provisions of SFAS No. 123R in fiscal year 2006 was $189 benefit, net of tax.

The application of SFAS 123(R) had the following effect on reported amounts in fiscal year 2006, relative to amounts that would have been reported using the intrinsic value method under previous accounting (dollars in thousands, except per share amounts):

SFAS 123(R) Adjustments
Operating profit	$(1,340)
Loss from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	$(1,340)
Income Tax Benefit	$393
Net Loss	$(947)
Basic Loss per Share	$(0.02)
Diluted Loss per Share	$(0.02)
Cash flow from operating activities	$(95)
Cash flow from financing activities	$95

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the fiscal years ended as follows:

	January 28, 2006	January 29, 2005
Net (loss) earnings:
As reported	$(37,528)	$23,579
Add: Stock-based compensation for RSU’s, net of tax	1,301	741
Less: Total stock-based compensation expense determined under fair value-based method, net of tax	(3,121)	(2,858)
Pro forma	$(39,348)	$21,462
Net earnings (loss) per share:
Basic:
As reported	$(0.69)	$0.42
Pro forma	$(0.72)	$0.38
Diluted:
As reported	$(0.69)	$0.41
Pro forma	$(0.72)	$0.38

Expected volatility is based on historical volatilities for a time period similar to that of the expected term. In estimating the expected term of the options, the Company has utilized the “simplified method” allowable under the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free rate is based on the U.S. treasury yield curve for issues with a remaining term equal to the expected term. The fair value of each option granted during fiscal years 2006, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended
	February 3,	January 28,	January 29,
	2007	2006	2005
Dividend yield	2.02%	1.77%	1.67%
Expected volatility	53%	41%	41%
Risk-free interest rate range:
High	4.8%	4.6%	4.8%
Low	4.6%	3.5%	2.0%
Ranges of expected lives in years	5-7	3-8	4-8

SFAS No. 123R also requires the Company to change the classification, in its consolidated statement of cash flows, of any excess tax benefits realized upon the exercise of stock options or issuance of RSUs, in excess of that which is associated with the expense recognized for financial reporting purposes. Approximately $95 is reflected as a financing cash inflow rather than as a reduction of income taxes paid in the consolidated statement of cash flows for fiscal year 2006.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

COMPREHENSIVE LOSS   Comprehensive loss is reported in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Other comprehensive loss includes minimum pension liability and fair market value of cash flow hedges.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES   The Company may enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt, when the Company deems it prudent to do so. The Company reports derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

SEGMENT INFORMATION   The Company reports segment information in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company operates in one industry, the automotive aftermarket. In accordance with SFAS No. 131, the Company aggregates all of its stores and reports one operating and reporting segment. Sales by major product categories are as follows:

Year ended	Feb. 3, 2007	Jan. 28, 2006	Jan. 29, 2005
Parts and Accessories	$1,555,406	$1,550,309	$1,539,513
Tires	320,884	304,099	323,502
Total Merchandise Sales	1,876,290	1,854,408	1,863,015
Service Labor	395,871	383,621	409,881
Total Revenues	$2,272,161	$2,238,029	$2,272,896

SIGNIFICANT SUPPLIERS   During fiscal 2006, the Company’s ten largest suppliers accounted for approximately 40% of the merchandise purchased by the Company. No single supplier accounted for more than 17% of the Company’s purchases. The Company has no long-term contracts under which the Company is required to purchase merchandise. Management believes that the relationships the Company has established with its suppliers are generally good.

RECENT ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This statement simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for financial instruments acquired or issued after the beginning of our fiscal year 2007. We are currently evaluating the impact of SFAS No 155 and will adopt the standard February 4, 2007.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We are currently evaluating the impact of SFAS No. 156 and will adopt the standard February 4, 2007.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of this consensus includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to sales, use, value added and some excise taxes. Additionally, this consensus seeks to address how a company should address the disclosure of such items in interim and annual financial statements, either gross or net pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. The Company is required to adopt this statement in fiscal 2007. The Company presents sales net of sales taxes in its consolidated statement of operations and does not anticipate changing its policy as a result of EITF 06-3.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The Company does not expect the adoption of this statement, beginning in fiscal 2007, will have a material impact on its consolidated financial statements.

In September 2006, the SEC, staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. We adopted SAB 108 for the year ended February 3, 2007 with no impact on our consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines the term fair value, establishes a framework for measuring it within generally accepted accounting principles and expands disclosures about its measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS No. 157 will have on our financial statements beginning in fiscal 2008.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). SFAS No. 158 requires entities to:

•       Recognize on its balance sheet the funded status (measured as the difference between the fair value of plan assets and the benefit obligation) of pension and other postretirement benefit plans;

•       Recognize, through comprehensive income, certain changes in the funded status of a defined benefit and post retirement plan in the year in which the changes occur;

•       Measure plan assets and benefit obligations as of the end of the employer’s fiscal year; and

•       Disclose additional information.

The requirement to recognize the funded status of a benefit plan and the additional disclosure requirements are effective for fiscal years ended after December 15, 2006. Accordingly, the Company adopted these requirements of SFAS No.158 at February 3, 2007. The incremental effect from adopting SFAS No. 158, as of February 3, 2007, on individual line items in the Company’s Consolidated Balance Sheets at February 3, 2007 follows:

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
Deferred Income Taxes	$22,996	$1,832	$24,828
Other Long Term Assets	69,635	(1,651)	67,984
Total Assets	1,767,018	181	1,767,199
Accrued Expenses	292,280	—	292,280
Other Long Term Liabilities	56,998	3,235	60,233
Total Liabilities	1,196,209	3,235	1,199,444
Accumulated Other Comprehensive Loss	(6,326)	(3,054)	(9,380)
Total Stockholders’ Equity	570,809	(3,054)	567,755
Total Liabilities and Stockholders’ Equity	1,767,018	181	1,767,199

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. The Company will not elect early adoption of these additional SFAS No.158 requirements and will adopt these requirements for the fiscal year ended January 31, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159.

RECLASSIFICATIONS   Certain reclassifications have been made to the prior years’ consolidated financial statements to provide comparability with the current year’s presentation of Net Gain from Sales of Assets from Cost of Merchandise Sales and the change in classification of a store from discontinued operations to continuing operations, see Note 7.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

NOTE 2—DEBT AND FINANCING ARRANGEMENTS

LONG-TERM DEBT

	February 3, 2007	January 28, 2006
7.50% Senior Subordinated Notes, due December 2014	$200,000	$200,000
Senior Secured Term Loan, due October 2013	320,000	200,000
Medium-Term Notes, 6.4% to 6.52%, due July 2007 through September 2007	—	215
Other notes payable, 8.0%	268	1,315
Capital lease obligations, payable through October 2009	685	829
Line of credit agreement, through December 2009	17,568	66,137
	538,521	468,496
Less current maturities	3,490	1,257
Total Long-Term Debt	$535,031	$467,239

On January 27, 2006 the Company entered into a $200,000 Senior Secured Term Loan facility due January 27, 2011. This facility is secured by the real property and improvements associated with 154 of the Company’s stores. Interest at the rate of London Interbank Offered Rate (LIBOR) plus 3.0% on this facility was payable by the Company starting in February 2006. Proceeds from this facility were used to satisfy and discharge the Company’s then outstanding $43,000 6.88% Medium Term Notes due March 6, 2006 and $100,000 6.92% Term Enhanced Remarketable Securities (TERMS) due July 7, 2016 and to reduce borrowings under the Company’s line of credit by approximately $39,000.

On October 30, 2006, the Company amended and restated the Senior Secured Term Loan facility to (i) increase the size from $200,000 to $320,000, (ii) extend the maturity from January 27, 2011 to October 27, 2013, (iii) reduce the interest rate from LIBOR plus 3.00% to LIBOR plus 2.75%. An additional 87 stores (bringing the total to 241 stores) were added to the collateral pool securing the facility. Proceeds were used to satisfy and discharge $119,000 in outstanding 4.25% convertible Senior Notes due June 1, 2007.

On February 15, 2007, the Company further amended the Senior Secured Term Loan facility to reduce the interest rate from LIBOR plus 2.75% to LIBOR plus 2.00%.

The TERMS were retired on January 27, 2006 with proceeds from the Company’s Senior Secured Term Loan facility. In retiring the TERMS, the Company was obligated to purchase a call option, which, if exercised, would have allowed the securities to be remarketed through a maturity date of July 7, 2016. The $8,100 redemption price of the call option was based upon the then present value of the remaining payments on the TERMS through July 17, 2016, at 5.45%, discounted at the 10-year Treasury rate.

On December 14, 2004, the Company issued $200,000 aggregate principal amount of 7.5% Senior Subordinated Notes due December 15, 2014.

On December 2, 2004, the Company further amended its amended and restated line of credit agreement. The amendment increased the amount available for borrowings to $357,500, with an ability, upon satisfaction of certain conditions, to increase such amount to $400,000. The amendment also reduced

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

the interest rate under the agreement to LIBOR plus 1.75% (after June 1, 2005, the rate decreased to LIBOR plus 1.50%, subject to 0.25% incremental increases as excess availability falls below $50,000). The amendment also provided the flexibility, upon satisfaction of certain conditions, to release up to $99,000 of reserved credit line availability required as of December 2, 2004 under the line of credit agreement to support certain operating leases. This reserve was $73,912 on February 3, 2007. Finally, the amendment extended the term of the agreement through December 2009. The weighted average interest rate on borrowings under the line of credit agreement was 7.67 % and 6.2% at February 3, 2007 and January 28, 2006, respectively.

In the third quarter of fiscal 2004, the Company entered into a vendor financing program with an availability of $20,000. Under this program, the Company’s factor makes accelerated and discounted payments to its vendors and the Company, in turn, makes its regularly scheduled full vendor payments to the factor. As of February 3, 2007 and January 28, 2006, the Company had an outstanding balance of $13,990 and $11,156, respectively, under these arrangements, classified as trade payable program liability in the consolidated balance sheets.

The other notes payable have a principal balance of $268 and $1,315 and a weighted average interest rate of 8.0% and 5.1% at February 3, 2007 and January 28, 2006, respectively, and mature at various times through August 2016. Certain of these notes are collateralized by land and buildings with an aggregate carrying value of approximately $1,774 and $6,744 at February 3, 2007 and January 28, 2006, respectively.

CONVERTIBLE DEBT

	February 3, 2007	January 28, 2006
4.25% Senior convertible notes, due June 2007	$—	$119,000
Less current maturities	—	—
Total Long-Term Convertible Debt	$—	$119,000

On October 27, 2006, the Company amended and restated its Senior Secured Term Loan Facility to increase its size from $200,000 to $320,000. Proceeds from the facility were used to satisfy and discharge the Company’s outstanding $119,000 4.25% Convertible Senior Notes due June 1, 2007 by deposit into an escrow fund with an independent trustee. The right of the holders of the convertible notes to convert them into shares of the Company’s common stock, at any time until the June 1, 2007 maturity date, survives such satisfaction and discharge. The conversion price is approximately $22.40 per share. The Company recorded non-cash charges for the value of such conversion right, approximately $755 as determined by the Black-Scholes method, and $430 for deferred financing cost.

OTHER

Several of the Company’s debt agreements require the maintenance of certain financial ratios and compliance with covenants. The most restrictive of these covenants, an EBITDA requirement, is triggered if the Company’s availability under its line of credit agreement drops below $50,000. As of February 3, 2007 the Company had an availability of approximately $190,000 under its line of credit, and was in compliance with all covenants contained in its debt agreements.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

The annual maturities of all long-term debt and capital lease commitments for the next five fiscal years are:

	Long-Term	Capital
Year	Debt	Leases	Total
2007	$3,201	$289	$3,490
2008	3,241	239	3,480
2009	20,787	157	20,944
2010	3,229	—	3,229
2011	3,227	—	3,227
Thereafter	504,151	—	504,151
Total	$537,836	$685	$538,521

The Company has letter of credit arrangements in connection with its risk management, import merchandising and vendor financing programs. The Company was contingently liable for $487 and $1,015 in outstanding import letters of credit and $55,708 and $41,218 in outstanding standby letters of credit as of February 3, 2007 and January 28, 2006 respectively. The Company was also contingently liable for surety bonds in the amount of approximately $11,224 and $13,021 at February 3, 2007 and January 28, 2006, respectively.

NOTE 3—ACCRUED EXPENSES

The Company’s accrued expenses as of February 3, 2007 and January 28, 2006, were as follows:

	February 3, 2007	January 28, 2006
Casualty and medical risk insurance	$173,826	$178,498
Accrued compensation and related taxes	44,317	44,565
Sales tax payable	11,286	11,597
Other	62,851	56,101
Total	$292,280	$290,761

NOTE 4—OTHER CURRENT ASSETS

The Company’s other current assets as of February 3, 2007 and January 28, 2006, were as follows:

	February 3, 2007	January 28, 2006
Reinsurance premiums and receivable	$69,239	$82,629
Income taxes receivable	—	2,694
Other	1,129	123
Total	$70,368	$85,446

NOTE 5—LEASE AND OTHER COMMITMENTS

On October 18, 2004, the Company entered into a Master Lease agreement providing for the lease of up to $35,000 of new point-of-sale hardware for the Company’s stores at an interest rate of LIBOR plus

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

2.25%. This Master Lease is reflected in the Company’s consolidated financial statements as an operating lease. The Company has evaluated this transaction in accordance with the guidance of FIN 46R and has determined that it is not required to consolidate the leasing entity. The Company has an outstanding commitment of approximately $14,938 and $20,507 on this operating lease facility as of February 3, 2007 and January 28, 2006. The lease includes a residual value guarantee with a maximum value of approximately $172. The Company expects the fair market value of the leased equipment to substantially reduce or eliminate the Company’s payment under the residual guarantee at the end of the lease term.

In accordance with FIN 45, the Company has recorded a liability for the fair value of the guarantee related to this operating lease. As of February 3, 2007 and January 28, 2006, the current value of this liability was $71 and $105, respectively, which is recorded in other long-term liabilities on the consolidated balance sheets.

On August 1, 2003, the Company renegotiated $132,000 of store and distribution center operating leases. These leases, which expire on August 1, 2008, have lease payments with an effective rate of LIBOR plus 2.06%. The Company has evaluated this transaction in accordance with the original guidance of FIN 46 and has determined that it is not required to consolidate the leasing entity. As of February 3, 2007 and January 28, 2006 there was an outstanding commitment of $117,627 and $123,970 under the leases. The leases include a residual value guarantee with a maximum value of approximately $105,000. The Company expects the fair market value of the leased real estate to substantially reduce or eliminate the Company’s payment under the residual guarantee at the end of the lease term.

In accordance with FIN 45, the Company has recorded a liability for the fair value of the guarantee related to this operating lease. As of February 3, 2007 and January 28, 2006, the current value of this liability was $1,496 and $2,493, respectively, which is recorded in other long-term liabilities on the consolidated balance sheets.

The Company leases certain property and equipment under operating leases and capital leases, which contain renewal and escalation clauses, step rent provisions, capital improvements funding and other lease concessions. These provisions are considered in the Company’s calculation of the Company’s minimum lease payments, which are recognized as expense on a straight-line basis over the applicable lease term. In accordance with SFAS No. 13, as amended by SFAS No. 29, any lease payments that are based upon an existing index or rate are included in the Company’s minimum lease payment calculations. Future minimum rental payments for noncancelable operating leases and capital leases in effect as of February 3, 2007 are shown in the table below. All amounts are exclusive of lease obligations and sublease rentals applicable to stores for which reserves, in conjunction with the restructuring, have previously been established.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

The aggregate minimum rental payments for such leases having initial terms of more than one year are approximately:

Year	Operating Leases	Capital Leases
2007	$57,670	$290
2008	53,788	260
2009	47,114	183
2010	43,548	—
2011	41,179	—
Thereafter	239,550	—
Aggregate minimum lease payments	$482,849	$733
Less: interest on capital leases		(48)
Present Value of Net Minimum Lease Payments		$685

Rental expenses incurred for operating leases in fiscal years 2006, 2005, and 2004 were $59,953, $67,601 and $60,941, respectively.

In October 2001, the Company entered into a contractual commitment to purchase media advertising services with equal annual purchase requirements totaling $39,773 over four years. During the second quarter of fiscal 2004, it was determined that the Company would be unable to meet its obligation for the 2004 contract year, which ended on November 30, 2004. As a result, the Company recorded a $1,579 charge to selling, general and administrative expenses in the quarter ended July 31, 2004 related to the anticipated shortfall in this purchase commitment. This agreement expired in October 2005.

Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time. We currently do not have minimum purchase commitments under our vendor supply agreements and generally our open purchase orders (orders that have not been shipped) are not binding agreements. Those purchase obligations that are in transit from our vendors at February 3, 2007 are considered to be a contractual obligation.

NOTE 6—STOCKHOLDERS’ EQUITY

SHARE REPURCHASE—TREASURY STOCK   On September 7, 2006, the Company renewed its share repurchase program, which had approximately $45,000 of its original $100,000 authorization remaining and was set to expire on September 30, 2006. Under the renewed program, the Board reset the authority back to $100,000 for repurchases to be made from time to time in the open market or in privately negotiated transactions through September 30, 2007. The Company repurchased approximately 494,800 shares during fiscal 2006 for approximately $7,311.

All of these repurchased shares were placed into the Company’s treasury. A portion of the treasury shares will be used by the Company to provide benefits to employees under its compensation plans and in conjunction with the Company’s dividend reinvestment program. As of February 3, 2007, the Company reflected 12,427,687 shares of its common stock at a cost of $185,339 as “cost of shares in treasury” on the Company’s consolidated balance sheet.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

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

BENEFITS TRUST   On April 29, 1994, the Company established a flexible employee benefits trust with the intention of purchasing up to $75,000 worth of the Company’s common shares. The repurchased shares will be held in the trust and will be used to fund the Company’s existing benefit plan obligations including healthcare programs, savings and retirement plans and other benefit obligations. The trust will allocate or sell the repurchased shares through 2023 to fund these benefit programs. As shares are released from the trust, the Company will charge or credit additional paid-in capital for the difference between the fair value of shares released and the original cost of the shares to the trust. For financial reporting purposes, the trust is consolidated with the accounts of the Company. All dividend and interest transactions between the trust and the Company are eliminated. In connection with the Dutch Auction self-tender offer, 37,230 shares were tendered at a price of $16.00 per share in fiscal 1999. At February 3, 2007, the Company has reflected 2,195,270 shares of its common stock at a cost of $59,264 as “cost of shares in benefits trust” on the Company’s consolidated balance sheet.

NOTE 7—Discontinued Operations

In accordance with SFAS No. 144, our discontinued operations continues to reflect the costs associated with the stores remaining from the 33 stores closed on July 31, 2003 as part of our corporate restructuring. The remaining reserve balance is not material.

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

During fiscal 2005, the Company sold a closed store for proceeds of $931 resulting in a pre-tax gain of $341,000, which was recorded in discontinued operations on the consolidated statement of operations.

During fiscal 2004, the Company sold assets held for disposal for proceeds of $13,327 resulting in a loss of $91,000, which was recorded in discontinued operations on the consolidated statement of operations.

NOTE 8—SUPPLEMENTAL GUARANTOR INFORMATION

On December 14, 2004, the Company issued $200,000 aggregate principal amount of 7.50% Senior Subordinated Notes due December 15, 2014 which are unsecured and fully and unconditionally guaranteed by the Company’s wholly-owned direct and indirect operating subsidiaries, The Pep Boys Manny, Moe & Jack of California, Pep Boys—Manny, Moe & Jack of Delaware, Inc., Pep Boys—Manny, Moe & Jack of Puerto Rico, Inc. and PBY Corporation.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

The following are consolidating balance sheets of the Company as of February 3, 2007 and January 28, 2006 and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005.

CONDENSED CONSOLIDATING BALANCE SHEET

As of February 3, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$13,581	$7,946	$357	$—	$21,884
Accounts receivable, net	17,377	12,205	—	—	29,582
Merchandise inventories	211,445	395,597	—	—	607,042
Prepaid expenses	24,511	13,469	20,044	(18,760)	39,264
Other	—	2,255	75,038	(6,925)	70,368
Total Current Assets	266,914	431,472	95,439	(25,685)	768,140
Property and Equipment—at cost:
Land	78,507	166,767	12,893	(6,462)	251,705
Buildings and improvements	310,952	607,948	20,937	(10,612)	929,225
Furniture, fixtures and equipment	289,005	395,037	—	—	684,042
Construction in progress	2,654	810	—	—	3,464
	681,118	1,170,562	33,830	(17,074)	1,868,436
Less accumulated depreciation and	382,363	576,186	239	3,401	962,189
Total Property and Equipment—Net	298,755	594,376	33,591	(20,475)	906,247
Investment in subsidiaries	1,567,674	1,384,492	—	(2,952,166)	—
Intercompany receivable	—	726,297	81,160	(807,457)	—
Deferred income taxes	24,828	—	—	—	24,828
Other	63,843	4,141	—	—	67,984
Total Assets	$2,222,014	$3,140,778	$210,190	$(3,805,783)	$1,767,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$265,480	$9	$—	$—	$265,489
Trade payable program liability	13,990	—	—	—	13,990
Accrued expenses	22,512	136,073	195,321	(61,626)	292,280
Current deferred taxes	6,344	28,724	—	(6,137)	28,931
Current maturities of long-term debt and obligations under capital leases	3,490	—	—	—	3,490
Total Current Liabilities	311,816	164,806	195,321	(67,763)	604,180
Long-term debt and obligations under capital leases, less current maturities	523,735	11,296	—	—	535,031
Other long-term liabilities	32,855	27,378	—	—	60,233
Intercompany liabilities	807,457	—	—	(807,457)	—
Stockholders’ Equity:
Common stock	68,557	1,502	100	(1,602)	68,557
Additional paid-in capital	289,384	436,857	3,900	(440,757)	289,384
Retained earnings	442,193	2,498,939	10,869	(2,488,204)	463,797
Accumulated other comprehensive loss	(9,380)	—	—	—	(9,380)
Less:
Cost of shares in treasury	185,339	—	—	—	185,339
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity	546,151	2,937,298	14,869	(2,930,563)	567,755
Total Liabilities and Stockholders’ Equity	$2,222,014	$3,140,778	$210,190	$(3,805,783)	$1,767,199

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING BALANCE SHEET

As of January 28, 2006	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$12,019	$6,953	$29,309	$—	$48,281
Accounts receivable, net	20,030	16,404	—	—	36,434
Merchandise inventories	209,384	406,908	—	—	616,292
Prepaid expenses	33,765	9,678	19,000	(21,491)	40,952
Other	6,116	8,960	70,370	—	85,446
Assets held for disposal	—	652	—	—	652
Total Current Assets	281,314	449,555	118,679	(21,491)	828,057
Property and Equipment—at cost:
Land	86,805	170,997	—	—	257,802
Buildings and improvements	316,725	599,855	—	—	916,580
Furniture, fixtures and equipment	278,742	392,447	—	—	671,189
Construction in progress	15,261	597	—	—	15,858
	697,533	1,163,896	—	—	1,861,429
Less accumulated depreciation and	364,793	549,247	—	—	914,040
Total Property and Equipment—Net	332,740	614,649	—	—	947,389
Investment in subsidiaries	1,520,208	1,290,063	—	(2,810,271)	—
Intercompany receivable	—	631,061	84,563	(715,624)	—
Other	42,144	3,723	—	440	46,307
Total Assets	$2,176,406	$2,989,051	$203,242	$(3,546,946)	$1,821,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$261,931	$9	$—	$—	$261,940
Trade payable program liability	11,156	—			11,156
Accrued expenses	45,410	90,428	195,472	(40,549)	290,761
Current deferred taxes	64	21,690	(6,337)	—	15,417
Current maturities of long-term debt and obligations under capital leases	1,257	—	—	—	1,257
Total Current Liabilities	319,818	112,127	189,135	(40,549)	580,531
Long-term debt and obligations under capital leases, less current maturities	423,572	43,667	—	—	467,239
Convertible long-term debt, less current maturities	119,000	—	—	—	119,000
Other long-term liabilities	9,625	28,359	—	19,497	57,481
Intercompany liabilities	716,978	(1,353)	—	(715,625)	—
Deferred income taxes	(7,152)	10,089	—	—	2,937
Stockholders’ Equity:
Common stock	68,557	1,502	100	(1,602)	68,557
Additional paid-in capital	288,098	436,858	3,900	(440,758)	288,098
Retained earnings	481,926	2,357,802	10,107	(2,367,909)	481,926
Accumulated other comprehensive loss	(3,565)	—	—	—	(3,565)
Less:
Cost of shares in treasury	181,187	—	—	—	181,187
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity	594,565	2,796,162	14,107	(2,810,269)	594,565
Total Liabilities and Stockholders’ Equity	$2,176,406	$2,989,051	$203,242	$(3,546,946)	$1,821,753

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended February 3, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Merchandise Sales	$653,284	$1,223,006	$—	$—	$1,876,290
Service Revenue	138,088	257,783	—	—	395,871
Other Revenue	—	—	27,407	(27,407)	—
Total Revenues	791,372	1,480,789	27,407	(27,407)	2,272,161
Costs of Merchandise Sales	467,514	868,822	—	—	1,336,336
Costs of Service Revenue	126,853	237,216	—	—	364,069
Costs of Other Revenue	—	—	32,020	(32,020)	—
Total Costs of Revenues	594,367	1,106,038	32,020	(32,020)	1,700,405
Gross Profit from Merchandise Sales	185,770	354,184	—	—	539,954
Gross Profit from Service Revenue	11,235	20,567	—	—	31,802
Gross Loss from Other Revenue	—	—	(4,613)	4,613	—
Total Gross Profit (Loss)	197,005	374,751	(4,613)	4,613	571,756
Selling, General and Administrative Expenses	187,672	358,496	355	4,508	551,031
Net Gain from Sale of Assets	35	15,262	—	—	15,297
Operating Profit (Loss)	9,368	31,517	(4,968)	105	36,022
Non(Operating (Expense) Income	(18,282)	125,271	1,695	(101,661)	7,023
Interest Expense (Income)	107,102	49,003	(5,207)	(101,556)	49,342
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(116,016)	107,785	1,934	—	(6,297)
Income Tax (Benefit) Expense	(41,395)	36,452	646		(4,297)
Equity in Earnings of Subsidiaries	71,932	95,270	—	(167,202)	—
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(2,689)	166,603	1,288	(167,202)	(2,000)
Earnings (Loss) From Discontinued Operations, Net of Tax	(49)	(689)	—	—	(738)
Cumulative Effect of Change in Accounting Principle, Net of Tax	189	—	—	—	189
Net (Loss) Earnings	$(2,549)	$165,914	$1,288	$(167,202)	$(2,549)

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended January 28, 2006	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Merchandise Sales	$643,353	$1,211,055	$—	$—	$1,854,408
Service Revenue	132,281	251,340	—	—	383,621
Other Revenue	—	—	29,500	(29,500)	—
Total Revenues	775,634	1,462,395	29,500	(29,500)	2,238,029
Costs of Merchandise Sales	474,965	902,587	—	—	1,377,552
Costs of Service Revenue	120,320	232,890	—	—	353,210
Costs of Other Revenue	—	—	34,188	(34,188)	—
Total Costs of Revenues	595,285	1,135,477	34,188	(34,188)	1,730,762
Gross Profit from Merchandise Sales	168,388	308,468	—	—	476,856
Gross Profit from Service Revenue	11,961	18,450	—	—	30,411
Gross Loss from Other Revenue	—	—	(4,688)	4,688	—
Total Gross Profit (Loss)	180,349	326,918	(4,688)	4,688	507,267
Selling, General and Administrative Expenses	176,812	341,491	327	4,688	523,318
Net (Loss) Gain from Sale of Assets	(675)	5,501	—	—	4,826
Operating Profit (Loss)	2,862	(9,072)	(5,015)	—	(11,225)
Non(Operating (Expense) Income	(18,682)	92,005	575	(70,001)	3,897
Interest Expense (Income)	88,928	33,987	(3,874)	(70,001)	49,040
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(104,748)	48,946	(566)	—	(56,368)
Income Tax (Benefit) Expense	(36,957)	16,600	(212)		(20,569)
Equity in Earnings of Subsidiaries	30,793	64,018	—	(94,811)	—
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(36,998)	96,364	(354)	(94,811)	(35,799)
Earnings (Loss) From Discontinued Operations, Net of Tax	324	(32)	—	—	292
Cumulative Effect of Change in Accounting Principle, Net of Tax	(854)	(1,167)	—	—	(2,021)
Net (Loss) Earnings	$(37,528)	$95,165	$(354)	$(94,811)	$(37,528)

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended January 29, 2005	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Merchandise Sales	$647,135	$1,215,880	$—	$—	$1,863,015
Service Revenue	141,915	267,966	—	—	409,881
Other Revenue	—	—	28,432	(28,432)	—
Total Revenues	789,050	1,483,846	28,432	(28,432)	2,272,896
Costs of Merchandise Sales	469,620	875,524	—	—	1,345,144
Costs of Service Revenue	108,554	208,588	—	—	317,142
Costs of Other Revenue	—	—	35,693	(35,693)	—
Total Costs of Revenues	578,174	1,084,112	35,693	(35,693)	1,662,286
Gross Profit from Merchandise Sales	177,515	340,356	—	—	517,871
Gross Profit from Service Revenue	33,361	59,378	—	—	92,739
Gross Loss from Other Revenue	—	—	(7,261)	7,261	—
Total Gross Profit (Loss)	210,876	399,734	(7,261)	7,261	610,610
Selling, General and Administrative Expenses	189,161	350,598	316	7,261	547,336
Net Gain from Sale of Assets	199	11,649	—	—	11,848
Operating Profit (Loss)	21,914	60,785	(7,577)	—	75,122
Non(Operating (Expense) Income	(18,317)	71,679	3,397	(54,935)	1,824
Interest Expense (Income)	64,268	26,632	—	(54,935)	35,965
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(60,671)	105,832	(4,180)	—	40,981
Income Tax (Benefit) Expense	(22,515)	39,320	(1,490)		15,315
Equity in Earnings of Subsidiaries	62,122	64,958	—	(127,080)	—
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	23,966	131,470	(2,690)	(127,080)	25,666
Earnings (Loss) From Discontinued Operations, Net of Tax	(387)	(1,700)	—	—	(2,087)
Net (Loss) Earnings	$23,579	$129,770	$(2,690)	$(127,080)	$23,579

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended February 3, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation Elimination	Consolidated
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(2,549)	$165,914	$1,288	$(167,202)	$(2,549)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash (Used in) Provided By Continuing Operations:
Net loss (earnings) from discontinued operations	49	689	—	—	738
Depreciation and amortization	31,795	56,681	240	(240)	88,476
Cumulative effect of change in accounting principle	(189)	—	—	—	(189)
Accretion of asset disposal obligation	95	174	—	—	269
Loss on defeasance of convertible debt	755	—	—	—	755
Stock compensation expense	3,051	—	—	—	3,051
Cancellation of vested stock options	(1,056)	—	—	—	(1,056)
Equity in earnings of subsidiaries	28,039	(163,669)	—	135,630	—
Deferred income taxes	(11,598)	(3,055)	6,337	—	(8,316)
Loss (gain) from sale of assets	(35)	(15,262)	—	—	(15,297)
Loss on impairment of assets	550	290	—	—	840
Gain from derivative valuation	(5,568)	—	—	—	(5,568)
Excess tax benefits from stock based awards	(95)	—	—	—	(95)
Increase in cash surrender value of life insurance policies	(2,143)	—	—	—	(2,143)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other	24,587	7,113	(5,712)	(1,943)	24,045
Increase in merchandise inventories	(2,061)	11,311	—	—	9,250
(Decrease) increase in accounts payable	3,549	—	—	—	3,549
(Decrease) increase in accrued expenses	(49,057)	45,645	(151)	(602)	(4,165)
(Decrease) increase in other long-term liabilities	3,074	(981)	—	—	2,093
Net cash (used in) provided by continuing operations	21,193	104,850	2,002	(34,357)	93,688
Net cash used in discontinued operations	(1,258)	—	—	—	(1,258)
Net Cash (Used in) Provided by Operating Activities	19,935	104,850	2,002	(34,357)	92,430
Cash Flows from Investing Activities:
Capital expenditures	(23,793)	(26,419)	(33,830)	33,830	(50,212)
Proceeds from sales of assets	1,097	16,445	—	—	17,542
Proceeds from life insurance policies	(24,669)	—	—	—	(24,669)
Net cash provided by (used in) continuing operations	(47,365)	(9,974)	(33,830)	33,830	(57,339)
Net cash provided by discontinued operations	—	—	—	—	—
Net Cash Provided by (Used in) Investing Activities	(47,365)	(9,974)	(33,830)	33,830	(57,339)
Cash Flows from Financing Activities:
Net borrowings under line of credit agreements	(48,569)	—	—	—	(48,569)
Excess tax benefits from stock based awards	95	—	—	—	95
Net borrowings (payments) on trade payable program liability	2,834	—	—	—	2,834
Payments for finance issuance costs	(2,217)	—	—	—	(2,217)
Proceeds from issuance of notes	121,000	—	—	—	121,000
Reduction of long-term debt	(2,263)	—	—	—	(2,263)
Reduction of convertible debt	(119,000)	—	—	—	(119,000)
Payments on capital lease obligations	(227)	—	—	—	(227)
Intercompany borrowings (payments)	90,480	(93,883)	3,403	—	—
Dividends paid	(14,757)	—	(527)	527	(14,757)
Proceeds from exercise of stock options	722	—	—	—	722
Proceeds from dividend reinvestment plan	894	—	—	—	894
Net Cash (used in) Provided by Financing Activities	28,992	(93,883)	2,876	527	(61,488)
Net (Decrease) Increase in Cash	1,562	993	(28,952)	—	(26,397)
Cash and Cash Equivalents at Beginning of Year	12,019	6,953	29,309	—	48,281
Cash and Cash Equivalents at End of Year	$13,581	$7,946	$357	$—	$21,884

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended January 28, 2006	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation Elimination	Consolidated
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(37,528)	$95,165	$(354)	$(94,811)	$(37,528)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash (Used in) Provided By Continuing Operations:
Net loss (earnings) from discontinued operations	(324)	32	—	—	(292)
Depreciation and amortization	29,391	50,496	—	—	79,887
Cumulative effect of change in accounting principle	854	1,167	—	—	2,021
Accretion of asset disposal obligation	25	84	—	—	109
Stock compensation expense	2,049	—	—	—	2,049
Equity in earnings of subsidiaries	65,004	(159,815)	—	94,811	—
Deferred income taxes	(18,604)	(8,497)	(691)	—	(27,792)
Net gain from reduction in asset retirement liability	(657)	(1,158)	—	—	(1,815)
Loss (gain) from sale of assets	675	(5,501)	—	—	(4,826)
Loss on impairment of assets	4,200	—	—	—	4,200
Increase in cash surrender value of life insurance policies	(3,389)	—	—	—	(3,389)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other	8,161	11,161	(3,073)	(1,083)	15,166
Increase in merchandise inventories	(3,476)	(10,056)	—	—	(13,532)
(Decrease) increase in accounts payable	(49,041)	—	—	—	(49,041)
(Decrease) increase in accrued expenses	(20,019)	2,711	16,858	(18,414)	(18,864)
(Decrease) increase in other long-term liabilities	(2,913)	176	—	19,497	16,760
Net cash (used in) provided by continuing operations	(25,592)	(24,035)	12,740	—	(36,887)
Net cash used in discontinued operations	(221)	(1,279)	—	—	(1,500)
Net Cash (Used in) Provided by Operating Activities	(25,813)	(25,314)	12,740	—	(38,387)
Cash Flows from Investing Activities:
Capital expenditures	(16,455)	(69,490)	—	—	(85,945)
Proceeds from sales of assets	978	3,065	—	—	4,043
Proceeds from sales of assets held for disposal	—	6,913	—	—	6,913
Proceeds from life insurance policies	24,655	—	—	—	24,655
Premiums paid on life insurance policies	(605)	—	—	—	(605)
Net cash provided by (used in) continuing operations	8,573	(59,512)	—	—	(50,939)
Net cash provided by discontinued operations	916	—	—	—	916
Net Cash Provided by (Used in) Investing Activities	9,489	(59,512)	—	—	(50,023)
Cash Flows from Financing Activities:
Net borrowings under line of credit agreements	19,685	38,300	—	—	57,985
Net borrowings (payments) on trade payable program liability	11,156	—	—	—	11,156
Payments for finance issuance costs	(5,150)	—	—	—	(5,150)
Proceeds from issuance of notes	200,000	—	—	—	200,000
Reduction of long-term debt	(183,459)	—	—	—	(183,459)
Payments on capital lease obligations	(383)	—	—	—	(383)
Intercompany borrowings (payments)	(46,322)	45,005	1,317	—	—
Dividends paid	(14,686)	—	—	—	(14,686)
Repurchase of common stock	(15,562)	—	—	—	(15,562)
Proceeds from exercise of stock options	3,071	—	—	—	3,071
Proceeds from dividend reinvestment plan	961	—	—	—	961
Net Cash (used in) Provided by Financing Activities	(30,689)	83,305	1,317	—	53,933
Net (Decrease) Increase in Cash	(47,013)	(1,521)	14,057	—	(34,477)
Cash and Cash Equivalents at Beginning of Year	59,032	8,474	15,252	—	82,758
Cash and Cash Equivalents at End of Year	$12,019	$6,953	$29,309	$—	$48,281

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended January 29, 2005	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation Elimination	Consolidated
Cash Flows from Operating Activities:
Net (Loss) Earnings	$23,579	$129,770	$(2,690)	$(127,080)	$23,579
Adjustments to Reconcile Net (Loss) Earnings to Net Cash (Used in) Provided By Continuing Operations:
Net loss (earnings) from discontinued operations	387	1,700	—	—	2,087
Depreciation and amortization	29,261	47,359	—	—	76,620
Accretion of asset disposal obligation	29	106	—	—	135
Stock compensation expense	1,184	—	—	—	1,184
Equity in earnings of subsidiaries	(144,798)	32,718	—	112,080	—
Deferred income taxes	(19,254)	46,505	(398)	—	26,853
Deferred gain on sale leaseback	(34)	(96)	—	—	(130)
Loss (gain) from sale of assets	(199)	(11,649)	—	—	(11,848)
Increase in cash surrender value of life insurance policies	(3,540)	—	—	—	(3,540)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other	(1,057)	(5,151)	(12,930)	1,385	(17,753)
Increase in merchandise inventories	(14,797)	(34,401)	—	—	(49,198)
(Decrease) increase in accounts payable	(24,387)	—	—	—	(24,387)
(Decrease) increase in accrued expenses	16,992	(15,288)	25,534	(1,385)	25,853
(Decrease) increase in other long-term liabilities	(887)	(385)	—	—	(1,272)
Net cash (used in) provided by continuing operations	(137,521)	191,188	9,516	(15,000)	48,183
Net cash used in discontinued operations	(479)	(2,253)	—	—	(2,732)
Net Cash (Used in) Provided by Operating Activities	(138,000)	188,935	9,516	(15,000)	45,451
Cash Flows from Investing Activities:
Capital expenditures	(43,975)	(44,093)	—	—	(88,068)
Proceeds from sales of assets	331	17,690	—	—	18,021
Proceeds from life insurance policies	(1,778)	—	—	—	(1,778)
Net cash provided by (used in) continuing operations	(45,422)	(26,403)	—	—	(71,825)
Net cash provided by discontinued operations	7,826	5,501	—	—	13,327
Net Cash Provided by (Used in) Investing Activities	(37,596)	(20,902)	—	—	(58,498)
Cash Flows from Financing Activities:
Net borrowings under line of credit agreements	2,768	5,334	—	—	8,102
Net borrowings (payments) on trade payable program liability	(7,216)	—	—	—	(7,216)
Payments for finance issuance costs	(5,500)	—	—	—	(5,500)
Proceeds from issuance of notes	200,000	—	—	—	200,000
Reduction of long-term debt	(189,991)	—	—	—	(189,991)
Reduction of convertible debt	(31,000)	—	—	—	(31,000)
Payments on capital lease obligations	(1,040)	—	—	—	(1,040)
Intercompany borrowings (payments)	161,212	(173,965)	12,753	—	—
Dividends paid	(15,676)	—	(15,000)	15,000	(15,676)
Repurchase of common stock	(39,718)	—	—	—	(39,718)
Proceeds from issuance of stock	108,854	—	—	—	108,854
Proceeds from exercise of stock options	6,887	—	—	—	6,887
Proceeds from dividend reinvestment plan	1,119	—	—	—	1,119
Net Cash (used in) Provided by Financing Activities	190,699	(168,631)	(2,247)	15,000	34,821
Net (Decrease) Increase in Cash	15,103	(598)	7,269	—	21,774
Cash and Cash Equivalents at Beginning of Year	43,929	9,072	7,983	—	60,984
Cash and Cash Equivalents at End of Year	$59,032	$8,474	$15,252	$—	$82,758

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

NOTE 9—BENEFIT PLANS

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

On January 31, 2004, the Company amended and restated its SERP. This amendment converted the defined benefit plan to a defined contribution plan for certain unvested participants and all future participants, and resulted in an expense under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), of approximately $2,191. All vested participants under the defined benefits portion will continue to accrue benefits according to the previous defined benefit formula.

In fiscal 2004, the Company settled several obligations related to the benefits under the defined benefit SERP. These obligations totaled $2,065. These obligations resulted in an expense under SFAS No. 88 of approximately $774 in fiscal 2004.

The Company uses a December 31 measurement date for determining benefit obligations and the fair value of plan assets of its plans.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

Pension expense includes the following:

	Year ended
	February 3, 2007	January 28, 2006	January 29, 2005
Service cost	$246	$363	$438
Interest cost	3,071	3,011	2,903
Expected return on plan assets	(2,176)	(2,339)	(2,299)
Amortization of transitional obligation	163	163	163
Amortization of prior service cost	360	360	364
Recognized actuarial loss	2,335	2,205	1,733
Net periodic benefit cost	3,999	3,763	3,302
FAS No. 88 settlement charge	—	568	774
Total Pension Expense	$3,999	$4,331	$4,076

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

The following table sets forth the reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company’s defined benefit plans:

Year ended	February 3, 2007	January 28, 2006
Change in Benefit Obligation:
Benefit obligation at beginning of year	$54,349	$52,384
Service cost	246	363
Interest cost	3,071	3,011
Settlement loss	—	82
Actuarial loss	1,446	2,749
Benefits paid	(1,498)	(4,240)
Benefit Obligation at End of Year	$57,614	$54,349
Change in Plan Assets:
Fair value of plan assets at beginning of year	$35,292	$35,508
Actual return on plan assets (net of expenses)	3,392	1,043
Employer contributions	308	2,981
Benefits paid	(1,498)	(4,240)
Fair Value of Plan Assets at End of Year	$37,494	$35,292
Funded (Unfunded) status at December 31	$(20,120)	$(19,057)
Funded (Unfunded) Status at Fiscal Year End
Funded (Unfunded) status at December 31	$(20,120)	$(19,057)
Amount contributed after measurement date	221	25
Funded (Unfunded) status at fiscal year end	$(19,899)	$(19,032)
Net Amounts Recognized on Consolidated Balance Sheet at February 3, 2007
Current benefit liability (included in accrued expenses)	$(2,950)
Noncurrent benefit liability (included in other long-term liabilities)	(16,949)
Net amount recognized at fiscal year end	$(19,899)
Reconciliation of the Funded Status at January 28, 2006
Funded (Unfunded) status at fiscal year end		$(19,032)
Unrecognized transition obligation		817
Unrecognized prior service cost		1,358
Unrecognized actuarial loss		14,828
Net amount recognized at fiscal year end		$(2,029)
Net Amounts Recognized on Consolidated Balance Sheet at January 28, 2006
Accrued benefit liability		$(15,112)
Intangible asset		2,174
Accumulated other comprehensive loss		10,909
Net amount recognized at fiscal year end		$(2,029)
Amounts Recognized in Other Comprehensive Income (pre-tax) at February 3, 2007
Net loss	$13,276
Prior service cost	1,650
Net amount recognized at fiscal year end	$14,926
Other Comprehensive Loss Attributable to change in Additional Minimum Liability Recognition	$3,467	$35
Accumulated Benefit Obligation at Fiscal Year End	$54,379	$50,404
Cash Flows
Employer contributions expected during fiscal 2007	$1,258	$1,417

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

The following table sets forth additional fiscal year-end information for the defined benefit portion of the Company’s SERP for which the accumulated benefit obligation is in excess of plan assets:

Year ended	February 3, 2007	January 28, 2006
Projected benefit obligation	$17,499	$16,859
Accumulated benefit obligation	14,264	12,914

The following actuarial assumptions were used by the Company to determine pension expense and to present disclosure benefit obligations:

Year ended	February 3, 2007		January 28, 2006		January 29, 2005
Weighted-Average Assumptions as of December 31:
Discount rate	5.90%		5.70%
Rate of compensation increase	4.0	%(1)	4.0	%(1)
Weighted-Average Assumptions for Net Periodic Benefit Cost Development:
Discount rate	5.70%		5.75%		6.25%
Expected return on plan assets	6.30%		6.75%		6.75%
Rate of compensation expense	4.0	%(1)	4.0	%(1)	4.0	%(1)

(1)          In addition, bonuses are assumed to be 25% of base pay for the SERP.

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 6.30% long-term rate of return on assets assumption.

The Company selected the discount rate at December 31, 2006 to reflect a rate commensurate with a model bond portfolio with durations that match the expected payment patterns of the plans.

Pension plan assets are stated at fair market value and are composed primarily of money market funds, stock index funds, fixed income investments with maturities of less than five years, and the Company’s common stock.

Our target asset allocation is 50% equity securities and 50% fixed income. The weighted average asset allocations by asset category are as follows:

Plan Assets	As of December 31, 2006	As of December 31, 2005
Equity securities	54%	50%
Fixed income	46%	50%
Total	100%	100%

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

Equity securities include Pep Boys common stock in the amounts of $817 (2.2% of total plan assets) and $819 (2.3% of total plan assets) at December 31, 2006 and December 31, 2005, respectively.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

2007	$2,665
2008	2,715
2009	3,395
2010	3,242
2011	4,167
2012 – 2016	25,967

DEFINED CONTRIBUTION PLAN

As discussed above, the SERP includes a non-qualified defined contribution portion for key employees designated by the Board of Directors. The Company’s contribution expense for the defined contribution portion of the plan was $603, $560 and $678 for fiscal years 2006, 2005 and 2004, respectively.

The Company has 401(k) savings plans, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation. The Company’s savings plans’ contribution expense was $2,963, $3,126 and $3,463 in fiscal 2006, 2005 and 2004, respectively.

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

RABBI TRUST

The Company has accounted for the non-qualified deferred compensation plan and the SERP in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.” The Company establishes and maintains a deferred liability for these plans. The Company plans to fund this liability by remitting the officers’ deferrals to a Rabbi Trust where these deferrals are invested in various securities, including life insurance policies. These assets are included in non-current other assets. Accordingly, all gains and losses on these underlying investments, which are held in the Rabbi Trust to fund the deferred liability, are recognized in the Company’s consolidated statement of operations. Under these plans, there were liabilities of $20,761 at February 3, 2007 and $16,137 at January 28, 2006.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

NOTE 10—NET EARNINGS PER SHARE

For fiscal years 2006, 2005 and 2004, basic earnings per share are based on net earnings divided by the weighted average number of shares outstanding during the period. Diluted earnings per share assumes the dilutive effects of the conversion of convertible senior notes and the exercising of stock options. Adjustments for the stock options were anti-dilutive in fiscal 2006 and 2005 and therefore excluded from the calculation due to the Company’s net loss for the year. Additionally, adjustments for the convertible senior notes and purchase rights were anti-dilutive in all periods presented.

The following schedule presents the calculation of basic and diluted earnings per share for net (loss) earnings from continuing operations:

Year ended	February 3, 2007	January 28, 2006	January 29, 2005
(a) Net (loss) earnings from continuing operations before cumulative effect of change in accounting principle	$(2,000)	$(35,799)	$25,666
Adjustment for interest on convertible senior notes, net of income tax effect	—	—	—
(b) Adjusted net (loss) earnings from continuing operations	$(2,000)	$(35,799)	$25,666
(c) Average number of common shares outstanding during period	54,318	54,831	56,361
Common shares assumed issued upon conversion of convertible senior notes	—	—	—
Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	—	—	1,296
(d) Average number of common shares assumed outstanding during period	54,318	54,831	57,657
Basic (Loss) Earnings Per Share:
Net (Loss) Earnings From Continuing Operations Before Cumulative Effect of Change in Accounting Principle (a/c)	$(0.04)	$(0.65)	$0.46
Loss from Discontinued Operations, Net of Tax	(0.01)	—	(0.04)
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(0.04)	—
Basic (Loss) Earnings Per Share	$(0.05)	$(0.69)	$0.42
Diluted (Loss) Earnings Per Share:
Net (Loss) Earnings From Continuing Operations Before Cumulative Effect of Change in Accounting Principle (b/d)	$(0.04)	$(0.65)	$0.45
Discontinued Operations, Net of Tax	(0.01)	—	(0.04)
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(0.04)	—
Diluted (Loss) Earnings Per Share	$(0.05)	$(0.69)	$0.41

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

For the years ended February 3, 2007, January 28, 2006 and January 29, 2005, there were 2,459,618, 4,802,970 and 1,950,980 options and restricted stock units that were not included in the computation of diluted EPS because they were antidilutive for the periods.

NOTE 11—EQUITY COMPENSATION PLANS

The Company has a stock-based compensation plan originally approved by the stockholders on May 21, 1990 under which it has previously granted non-qualified stock options and incentive stock options to key employees and members of its Board of Directors. As of February 3, 2007, there were no awards remaining available for grant under the 1990 Plan. The Company has a stock-based compensation plan originally approved by the stockholders on June 2, 1999 under which it has previously granted and may continue to grant non-qualified stock options, incentive stock options and restricted stock units (RSUs) to key employees and members of its Board of Directors. As of February 3, 2007, there were 3,243,817 awards remaining available for grant under the 1999 Plan.

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

The exercise price, term and other conditions applicable to future stock option and RSU grants under the 1999 plan are generally determined by the Board of Directors; provided that the exercise price of stock options must be at least 100% of the quoted market price of the common stock on the grant date. The Company currently satisfies share requirements resulting from RSU conversions and option exercises from its Treasury. The Company believes its Treasury share balance at February 3, 2007 is adequate to satisfy such activity during the next twelve-month period.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

The following table summarizes the options under our plans:

	Fiscal 2006
	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	4,537,155	$15.87
Granted	61,977	15.01
Exercised	(84,500)	8.48
Forfeited	(329,898)	13.36
Expired	(2,083,902)	16.21
Outstanding—end of year	2,100,832	16.20
Vested and expected to vest	2,095,153	16.20
Options exercisable at year end	1,834,670	16.23

The following table summarizes information about options during the last three fiscal years (dollars in thousands except per option amount):

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Weighted average fair value at grant date per option	$10.04	$7.66	$13.60
Intrinsic value at exercise date	$370	$2,531	$8,305

The aggregate intrinsic value of outstanding options at February 3, 2007 was $4,455, of which $4,100 were vested. At February 3, 2007, the weighted average remaining contractual term of outstanding options and  exercisable options is 4.2 years and 3.9 years. At February 3, 2007, the weighted average remaining contractual term and aggregate intrinsic value of outstanding and expected to vest options is 4.2 years and $4,448. The cash received and related tax benefit realized from options exercised during fiscal year 2006 was $722 and $252 respectively. At February 3, 2007, there was approximately $1,160 of total unrecognized pre-tax compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.4 years.

The following table summarizes information about non-vested stock awards (RSUs) since January 29, 2006:

	Number of RSUs	Weighted Average Fair Value
Nonvested at January 29, 2006	265,815	$18.41
Granted	226,161	13.58
Forfeited	(62,132)	16.41
Vested	(71,058)	19.93
Nonvested at February 3, 2007	358,786	$15.41

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

The following table summarizes information about RSUs during the last three fiscal years (dollars in thousands except per unit amount):

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Weighted average fair value at grant date per unit	$ 13.58	$ 16.71	$ 22.41
Fair Value at vesting date	$ 1,660	$ 881	$ 8
Intrinsic value at conversion date	$ 1,075	$ 679	$ 5
Tax benefits realized from conversions	$ 734	$ 248	$ 3

At February 3, 2007, there was approximately $3,370 of total unrecognized pre-tax compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 12—ASSET RETIREMENT OBLIGATIONS

At February 3, 2007, the Company has a liability pertaining to the asset retirement obligation in accrued expenses and other long-term liabilities on its consolidated balance sheet. The following is a reconciliation of the beginning balance and ending carrying amounts of the Company’s asset retirement obligation under SFAS 143 from January 29, 2005 through February 3, 2007:

Asset retirement obligation, January 29, 2005	$ 5,057
Asset retirement obligation incurred during the period	43
Asset retirement obligation settled during the period	(141)
Accretion expense	109
Reduction in asset retirement liability	(1,945)
Adoption of FIN 47	3,652
Asset retirement obligation, January 28, 2006	6,775
Asset retirement obligation incurred during the period	131
Asset retirement obligation settled during the period	(130)
Accretion expense	269
Asset retirement obligation, February 3, 2007	$ 7,045

In the fourth quarter of fiscal 2005, the Company reviewed and revised its estimated settlement costs. The Company reversed $1,945 of the liability as the original estimates of the contamination occurrence rate and the cost to remediate such contaminations proved to be higher than actual experience is yielding.

The Company adopted FIN 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS 143, “Asset Retirement Obligations” on January 28, 2006. This interpretation impacted the Company in recognition of legal obligations associated with surrendering its leased properties. These obligations were previously omitted from the Company’s SFAS 143 analysis due to their uncertain timing. The impact of adopting FIN 47 was the recognition of net additional leasehold improvement assets amounting to $470, an asset retirement obligation of $3,652 and a charge of $3,182 ($2,021, net of tax), which was included in Cumulative Effect of Change in Accounting Principle in the accompanying consolidated statement of operations for fiscal year 2005.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

Had the Company adopted the provisions of FIN 47 prior to January 28, 2006, the amount of the asset retirement obligations on a pro forma basis would have been $3,441 as of January 29, 2005. The following table summarizes the pro forma net earnings and earnings per share for the fiscal year ended January 29, 2005, had the Company adopted the provisions of FIN 47 prior to January 28, 2006:

Year ended	January 29, 2005
Net Earnings (Loss):
As reported	$ 23,579
Pro Forma	$ 23,409
Net Earnings (Loss) per share:
Basic:
As reported	$ 0.42
Pro Forma	$ 0.42
Diluted:
As reported	$ 0.41
Pro Forma	$ 0.41

NOTE 13—INCOME TAXES

The provision (benefit) for income taxes includes the following:

	Year ended
	February 3, 2007	January 28, 2006	January 29, 2005
Current:
Federal	$ —	$ —	$ (21,639)
State	1,001	1,639	(1,268)
Deferred:
Federal	(2,496)	(20,422)	35,379
State	(2,802)	(1,786)	2,843
	$ (4,297)	$ (20,569)	$ 15,315

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

A reconciliation of the statutory federal income tax rate to the effective rate of the provision for income taxes follows:

	Year ended
	February 3, 2007	January 28, 2006	January 29, 2005
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	(3.6)	0.9	2.8
Job credits	5.8	0.8	(1.0)
State Deferred Adjustment(a)	38.9	—	—
Foreign Taxes, net of federal benefits	(3.8)	—	—
Other, net	(4.1)	(0.2)	0.6
	68.2%	36.5%	37.4%

(a)           The tax rate for the year ended February 2007 includes an adjustment to the state deferred liabilities primarily due to change in the Company’s filing position in certain states. Based on the new filing position, the Company has recorded certain tax attributes that were not recognized previously.

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	February 3, 2007	January 28, 2006
Deferred tax assets:
Employee compensation	$ 8,227	$ 6,693
Store closing reserves	741	1,087
Legal	2,193	500
Benefit Accruals	1,998	538
Net operating loss carryforwards	46,831	27,640
Tax credit carryforwards	13,944	12,775
Accrued leases	12,937	13,522
Interest rate derivatives	1,305	—
Other	3,566	3,049
Gross deferred tax assets	91,742	65,804
Valuation allowance	(4,077)	(3,545)
	$ 87,665	$ 62,259
Deferred tax liabilities:
Depreciation	$ 51,017	$ 55,222
Inventories	37,544	17,655
Real estate tax	2,414	2,405
Insurance	793	3,180
Interest rate derivatives	—	2,151
	$ 91,768	$ 80,613
Net deferred tax liability	$ 4,103	$ 18,354

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

As of February 3, 2007 and January 28, 2006, the Company had available tax net operating losses that can be carried forward to future years. The $328,826 net operating loss carryforward in 2007 consists of $118,802 of federal losses and $210,024 of state losses. The federal net operating loss begins to expire in 2023 while the state net operating losses will expire in various years beginning in 2008.

The tax credit carryforward in 2007 consists of $4,772 of alternative minimum tax credits, $3,021 of work opportunity credits, $5,829 of state tax credits and $322 of charitable contribution carryforward.

The tax credit carryforward in 2006 consists of $4,412 of alternative minimum tax credits, $2,612 of work opportunity credits, $ 5,506 of state tax credits and $246 of charitable contribution carryforward.

Due to the uncertainty of the Company’s ability to realize certain state tax attributes, valuation allowances of $4,077 and $3,545 were recorded at February 3, 2007 and January 28, 2006, respectively.

NOTE 14—CONTINGENCIES

The Company is party to various actions and claims, including purported class actions, arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 15—INTEREST RATE SWAP AGREEMENT

On June 3, 2003, the Company entered into an interest rate swap for a notional amount of $130,000. The Company had designated the swap as a cash flow hedge of the Company’s real estate operating lease payments. The interest rate swap converts the variable LIBOR portion of the lease payment to a fixed rate of 2.90% and terminates on July 1, 2008. If the critical terms of the interest rate swap or hedge item do not change, the interest rate swap is considered to be highly effective with all changes in fair value included in other comprehensive income. As of February 3, 2007 and January 28, 2006, the fair value was $4,150 and $5,790, respectively. In the fourth quarter of fiscal 2006, the Company determined it was not in compliance with SFAS No. 133 for hedge accounting and, accordingly, recorded a reduction of rent expense, which is included in Costs of Merchandise and Costs of Service Revenues, for the cumulative fair value change of $4,150. This change in fair value had previously been recorded in Accumulated Other Comprehensive Income (Loss) on the consolidated balance sheets. The Company evaluated the impact of this error, along with three other errors, on an annual and quarterly basis and concluded there was no material impact on any historical periods, on an individual or aggregate basis. The Company corrected these errors in the fourth quarter of fiscal 2006, resulting in no material impact to the consolidated financial statements. The Company has removed its designation as a cash flow hedge on this transaction and will record the change in fair value through its operating statement until the date of termination.

On November 2, 2006, the Company entered into an interest rate swap for a notional amount of $200,000. The Company has designated the swap a cash flow hedge on the first $200,000 of the Company’s $320,000 senior secured notes. The interest rate swap converts the variable LIBOR portion of the interest payments to a fixed rate of 5.036% and terminates in October 2013. The Company did not meet the documentation requirements of SFAS No. 133, at inception or as of February 3, 2007 and, accordingly, recorded the increase in the fair value of the interest rate swap of $1,490 as a reduction to Interest

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

Expense. The Company intends to meet the documentation requirements of SFAS No. 133 for hedge accounting in the first quarter of fiscal 2007 and will prospectively record the effective portion of the change in fair value through Accumulated Other Comprehensive Income (Loss).

NOTE 16—FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	February 3, 2007		January 28, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$ 21,884	$ 21,884	$ 48,281	$ 48,281
Accounts receivable	29,582	29,582	36,434	36,434
Interest rate swap derivatives	5,522	5,522	5,790	5,790
Liabilities:
Accounts payable	265,489	265,489	261,940	261,940
Long-term debt including current maturities	538,521	530,721	468,496	444,585
Senior convertible notes	—	—	119,000	114,835

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

The carrying amounts approximate fair value because of the short maturity of these items.

INTEREST RATE SWAP DERIVATIVES

The fair value of the interest rate swap derivatives are obtained from dealer quotes. This value represents the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates and the creditworthiness of the counterparties.

LONG-TERM DEBT INCLUDING CURRENT MATURITIES AND SENIOR CONVERTIBLE NOTES

Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

The fair value estimates presented herein are based on pertinent information available to management as of February 3, 2007 and January 28, 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from amounts presented herein.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

NOTE 17—QUARTERLY FINANCIAL DATA (UNAUDITED)

	Total	Gross	Operating (Loss)	Net (Loss) Earnings From Continuing Operations Before Cumulative Effect of Change in Accounting	Net (Loss)	Net (Loss) Earnings Per Share From Continuing Operations Before Cumulative Effect of Change in Accounting Principle		Net (Loss) Earnings Per Share		Cash Dividends	Market Price Per Share
	Revenues	Profit	Profit	Principle	Earnings	Basic	Diluted	Basic	Diluted	Per Share	High	Low
Year Ended February 3, 2007
4th Quarter	$ 586,146	$ 150,083	$ 18,140	$ 8,110	$ 7,716	$ 0.15	$ 0.15	$ 0.14	$ 0.14	$ 0.0675	$ 16.05	$ 12.48
3rd Quarter	550,849	137,693	(1,349)	(10,713)	(10,914)	(0.20)	(0.20)	(0.20)	(0.20)	0.0675	14.58	9.33
2nd Quarter	578,565	145,102	11,989	1,470	1,352	0.03	0.03	0.03	0.03	0.0675	14.96	10.66
1st Quarter	556,601	138,878	7,242	(867)	(703)	(0.02)	(0.02)	(0.01)	(0.01)	0.0675	16.55	14.05
Year Ended January 28, 2006
4th Quarter(1)	$ 550,481	$ 110,412	$ (15,690)	$ (22,869)	$ (24,601)	$ (0.42)	$ (0.42)	$ (0.46)	$ (0.46)	$ 0.0675	$ 15.99	$ 12.54
3rd Quarter	545,904	119,113	(8,553)	(11,376)	(11,196)	(0.21)	(0.21)	(0.20)	(0.20)	0.0675	14.84	11.75
2nd Quarter	577,418	138,228	9,659	2,264	1,043	0.01	0.01	0.02	0.02	0.0675	15.24	12.54
1st Quarter	564,226	139,514	3,359	(3,818)	(2,774)	(0.04)	(0.04)	(0.05)	(0.05)	0.0675	18.80	14.06

(1)                Includes a pretax charge of $4,200 related to an asset impairment charge reflecting the remaining value of a commercial sales software asset, which was included in selling, general and administrative expenses.

Under the Company’s present accounting system, actual gross profit from merchandise sales can be determined only at the time of physical inventory, which is taken at the end of the fiscal year. In fiscal year 2006, these physical inventories were taken at different times during the course of the fourth quarter resulting in the Company recording an estimate for inventory shrinkage from the time of the physical inventory to the end of the fiscal year. Gross profit from merchandise sales for the first, second and third quarters is estimated by the Company based upon recent historical gross profit experience and other appropriate factors. Any variation between estimated and actual gross profit from merchandise sales for the first three quarters is reflected in the fourth quarter’s results.

Certain reclassifications have been made to the prior years’ consolidated financial statements to provide comparability with the current year’s presentation of Net Gain from Sales of Assets from Cost of Merchandise Sales and the change in classification of a store from discontinued operations to continuing operations.

ITEM 9                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures   The Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures mean the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in its reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that the Company communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

The Company made a change to its internal control over financial reporting during the quarter ended February 3, 2007 that have materially affected the Company’s internal control over financial reporting as described below.

Through fiscal 2005, actual gross profit from merchandise sales was determined once a year following a physical inventory count taken the last day of the fiscal year. In the fourth quarter of fiscal 2006, the Company introduced a new process for counting its inventory, whereby physical counts were taken throughout the fourth quarter and an estimate for inventory shrinkage was recorded for the period between the actual physical count date and fiscal year end. Other than this change, the Company made no other changes to its internal controls over financial reporting for the quarter ended February 3, 2007.

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

As of February 3, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of February 3, 2007 is effective. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm who audited the Company’s consolidated financial statements, has issued a report on management’s assessment of the Company’s internal control over financial reporting as of February 3, 2007 and is included on page 76 herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pep Boys—Manny, Moe & Jack
Philadelphia, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Pep Boys—Manny, Moe & Jack and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 3, 2007 of the Company and our report, dated April 18, 2007, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, SFAS No. 123 (revised 2004), Share-Based Payment, and Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, as of February 3, 2007, January 29, 2006, and January 28, 2006, respectively.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 18, 2007

ITEM 9B          OTHER INFORMATION

None.

PART III

ITEM 10            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The material contained in the registrant’s definitive proxy statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year (the “Proxy Statement”), under the captions “—Nominees for Election”, “—Corporate Governance” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” is hereby incorporated herein by reference.

The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I of this Form 10-K, in accordance with General Instruction G (3).

The Company had adopted a Code of Ethics applicable to all of its associates including its executive officers. The Code of Ethics, together with any amendments thereto or waivers thereof, are posted on the Company’s website www.pepboys.com under the “About Pep Boys—Corporate Governance” section.

In addition, the Board of Directors Code of Conduct and the charters of our audit, human resources and nominating and governance committees may also be found under the “About Pep Boys—Corporate Governance” section of our website. As required by the New York Stock Exchange (NYSE), promptly following our 2006 Annual Meeting, our then interim CEO certified to the NYSE that he was not aware of any violation by Pep Boys of NYSE corporate governance listing standards. Copies of our corporate governance materials are available free of charge from our investor relations department. Please call 215-430-9720 or write Pep Boys, Investor Relations, 3111 West Allegheny Avenue, Philadelphia, PA 19132.

ITEM 11            EXECUTIVE COMPENSATION

The material in the Proxy Statement under the captions “—How are Directors Compensated?”,
“—Director Compensation Table” and “EXECUTIVE COMPENSATION” other than the material under “—Compensation Committee Report” is hereby incorporated herein by reference.

The information regarding equity compensation plans called for by Item 201(d) of Regulation S-K is included in Item 5 of this Form 10-K.

ITEM 12            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The material in the Proxy Statement under the caption “SHARE OWNERSHIP” is hereby incorporated herein by reference.

ITEM 13            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The material in the Proxy Statement under the caption “—Certain Relationships and Related Transactions” and “—Corporate Governance” is hereby incorporated herein by reference.

ITEM 14            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The material in the Proxy Statement under the caption “—Registered Public Accounting Firm’s Fees” is hereby incorporated herein by reference.

PART IV

ITEM 15            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           The following documents are filed as part of this report:

		Page
1.	The following consolidated financial statements of The Pep Boys—Manny, Moe & Jack are included in Item 8
	Report of Independent Registered Public Accounting Firm	31
	Consolidated Balance Sheets—February 3, 2007 and January 28, 2006	32
	Consolidated Statements of Operations—Years ended February 3, 2007, January 28, 2006 and January 29, 2005	33
	Consolidated Statements of Stockholders’ Equity—Years ended February 3, 2007, January 28, 2006 and January 29, 2005	34
	Consolidated Statements of Cash Flows—Years ended February 3, 2007, January 28, 2006 and January 29, 2005	35
	Notes to Consolidated Financial Statements	36
2.	The following consolidated financial statement schedule of
	The Pep Boys—Manny, Moe & Jack is included
	Schedule II Valuation and Qualifying Accounts and Reserves	86
	All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.	80
3.	Exhibits

(3.1)	Articles of Incorporation, as amended	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 30, 1988.
(3.2)	By-Laws, as amended	Incorporated by reference from the Registration Statement on Form S-3 (File No. 33-39225).
(3.3)	Amendment to By-Laws (Declassification of Board of Directors)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 29, 2000.
(4.1)	Indenture dated May 21, 2002, between the Company and Wachovia Bank, National Association, as Trustee, including form of security.	Incorporated by reference from the Registration Statement on Form S-3 (File No. 333-98255).
(4.2)	Indenture, dated December 14, 2004, between the Company and Wachovia Bank, National Association, as trustee, including form of security.	Incorporated by reference from the Company’s Form 8-K dated December 15, 2004.
(4.3)	Supplemental Indenture, dated December 14, 2004, between the Company and Wachovia Bank, National Association, as trustee.	Incorporated by reference from the Company’s Form 8-K dated December 15, 2004.
(4.4)	Rights Agreement dated as of December 5, 1997 between the Company and First Union National Bank	Incorporated by reference from the Company’s Form 8-K dated December 8, 1997.
(4.5)	Amendment to Rights Agreement dated as of August 18, 2006 between the Company and the Rights Agent	Incorporated by reference from the Company’s Registration Statement on form 8-A/A (Amendment No. 2) filed on august 21, 2006.
(4.6)	Dividend Reinvestment and Stock Purchase Plan dated January 4, 1990	Incorporated by reference from the Registration Statement on Form S-3 (File No. 33-32857).
(10.1)*	Medical Reimbursement Plan of the Company	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 31, 1982.
(10.2)*	Directors’ Deferred Compensation Plan, as amended	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 30, 1988.
(10.3)*	Form of Employment Agreement (Change of Control) between the Company and certain officers of the Company.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended October 31, 1998.
(10.4)*	Change of Control Agreement dated as of February 10, 2006 between the Company and Harry F. Yanowitz.	Incorporated by reference from the Company’s Form 8-K filed on February 13, 2006.

(10.5)*	Form of Non-Competition Agreement between the Company and certain officers of the Company.	Incorporated by reference from the Company’s Form 8-K filed on February 10, 2006.
(10.6)*	Employment Agreement dated March 13, 2007 between the Company and Jeffrey C. Rachor.
(10.7)*	The Pep Boys—Manny, Moe and Jack 1990 Stock Incentive Plan—Amended and Restated as of March 26, 2001.	Incorporated by reference from the Company’s Form 10-K for the year ended February 1, 2003.
(10.8)*	The Pep Boys—Manny, Moe and Jack 1999 Stock Incentive Plan—amended and restated as of September 15, 2005.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended October 29, 2005.
(10.9)*	The Pep Boys—Manny, Moe & Jack Pension Plan—Amended and Restated as of September 10, 2001.	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended February 1, 2003
(10.10)*	The Pep Boys-Manny, Moe & Jack Pension Plan Amendment 2005-1
(10.11)*	Long-Term Disability Salary Continuation Plan amended and restated as of March 26, 2002.	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended February 1, 2003.
(10.12)*	Amendment and restatement as of September 3, 2002 of The Pep Boys Savings Plan.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended November 2, 2002.
(10.13)*	The Pep Boys Savings Plan Amendment 2004-1	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 31, 2004.
(10.14)*	The Pep Boys Savings Plan Amendment 2005-1
(10.15)*	Amendment and restatement as of September 3, 2002 of The Pep Boys Savings Plan—Puerto Rico.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended November 2, 2002.
(10.16)*	The Pep Boys Deferred Compensation Plan	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 31, 2004.
(10.17)*	The Pep Boys Annual Incentive Bonus Plan (amended and restated as of December 9, 2003)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 31, 2004.

(10.18)*	Amendment to and Restatement of the Executive Supplemental Pension Plan, effective as of January 31, 2004.	Incorporated by reference from The Company’s Form 10-Q for the quarter ended May 1, 2004.
(10.19)	Flexible Employee Benefits Trust	Incorporated by reference from the Company’s Form 8-K filed May 6, 1994.
(10.20)	The Pep Boys Grantor Trust Agreement
(10.21)

Amended and Restated Loan and Security Agreement, dated August 1, 2003, by and among the Company, Congress Financial Corporation, as Agent, The CIT Group/Business Credit, Inc. and General Electric Capital Corporation, as Co-Documentation Agents, and the Lenders from time to time party thereto.

Incorporated by reference from the Company’s Form 10-Q for the quarter ended August 2, 2003.
(10.22)	Amendment No. 1, dated October 24, 2003, to the Amended and Restated Loan and Security Agreement, by and among the Company, Congress Financial Corporation, as Agent, and the other parties thereto.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended November 1, 2003.
(10.23)	Amendment No. 2, dated October 15, 2004, to the Amended and Restated Loan and Security Agreement, by and among the Company, Congress Financial Corporation, as Agent, and the other parties thereto.	Incorporated by reference from the Company’s Form 8-K filed December 3, 2004.
(10.24)	Amendment No. 3, dated December 2, 2004, to the Amended and Restated Loan and Security Agreement, by and among the Company, Congress Financial Corporation, as Agent, and the other parties thereto.	Incorporated by reference from the Company’s Form 8-K filed December 3, 2004.
(10.25)	Amendment No. 4, dated November 16, 2005, to the Amended and Restated Loan and Security Agreement, by and among the Company, Congress Financial Corporation, as Agent, and the other parties thereto.
(10.26)	Amendment No. 5, dated January 27, 2006, to the Amended and Restated Loan and Security Agreement, by and among the Company, Congress Financial Corporation, as Agent, and the other parties thereto.	Incorporated by reference from the Company’s Form 8-K filed January 30, 2006.
(10.27)

Amendment No. 6, dated September 22, 2006, to the Amended and Restated Loan and Security Agreement, by and among the Company, Wachovia Bank, National Association, successor-in-interest to Congress Financial Corporation, as Agent, and the other parties thereto.

Incorporated by reference from the Company’s Form 8-K filed October 30, 2006.
(10.28)

Participation Agreement, dated as of August 1, 2003, among the Company, Wachovia Development Corporation, as the Borrower and the Lessor, the Lenders and Wachovia Bank, National Association, as Agent for the Lenders and the Secured Parties.

Incorporated by reference from the Company’s Form 10-Q for the quarter ended August 2, 2003.

(10.29)	Amended and Restated Lease Agreement, dated as of August 1, 2003, between Wachovia Development Corporation, as Lessor, and the Company.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended August 2, 2003.
(10.30)	Trade Agreement, dated October 18, 2004, between the Company and GMAC Commercial Finance, LLC.	Incorporated by reference from the Company’s Form 8-K dated October 19, 2004.
(10.31)	Master Lease Agreement, dated October 18, 2004, between the Company and with RBS Lombard, Inc.	Incorporated by reference from the Company’s Form 8-K dated October 19, 2004.
(10.32)	Amended and Restated Credit Agreement, dated October 27, 2006, among the Company, Wachovia Bank, National Association, as Administrative Agent, and the other parties thereto.	Incorporated by reference from the Company’s Form 8-K filed October 30, 2006.
(10.33)

First Amendment dated February 15, 2007 to Amended and Restated Credit Agreement, dated October 27, 2006, among the Company, Wachovia Bank, National Association, as Administrative Agent, and the other parties thereto.

Incorporated by reference from the Company’s Form 8-K filed February 16, 2007.
(12.00)	Computation of Ratio of Earnings to Fixed Charges
(21.00)	Subsidiaries of the Company
(23.00)	Consent of Independent Registered Public Accounting Firm
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	None

*                    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEP BOYS—MANNY, MOE & JACK
(Registrant)
	by:	/s/ HARRY F. YANOWITZ
Dated: April 18, 2007		Harry F. Yanowitz
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE
/s/ JEFFREY C. RACHOR	President & Chief Executive Officer & Director	April 18, 2007
Jeffrey C. Rachor	(Principal Executive Officer)
/s/ HARRY F. YANOWITZ	Senior Vice President and Chief Financial Officer	April 18, 2007
Harry F. Yanowitz	(Principal Financial Officer)
/s/ BERNARD K. MCELROY	Chief Accounting Officer and Treasurer	April 18, 2007
Bernard K. McElroy	(Principal Accounting Officer)
/s/ WILLIAM LEONARD	Chairman of the Board	April 18, 2007
William Leonard
/s/ M. SHÂN ATKINS	Director	April 18, 2007
M. Shân Atkins
/s/ PETER A. BASSI	Director	April 18, 2007
Peter A. Bassi
/s/ ROBERT H. HOTZ	Director	April 18, 2007
Robert H. Hotz
/s/ THOMAS R. HUDSON Jr.	Director	April 18, 2007
Thomas R. Hudson Jr.
/s/ MAX L. LUKENS	Director	April 18, 2007
Max L. Lukens
/s/ JAMES A. MITAROTONDA	Director	April 18, 2007
James A. Mitarotonda

/s/ JANE SCACCETTI	Director	April 18, 2007
Jane Scaccetti
/s/ JOHN T. SWEETWOOD	Director	April 18, 2007
John T. Sweetwood
/s/ NICK WHITE	Director	April 18, 2007
Nick White
/s/ JAMES A. WILLIAMS	Director	April 18, 2007
James A. Williams

FINANCIAL STATEMENT SCHEDULES FURNISHED PURSUANT TO THE REQUIREMENTS OF
FORM 10-K

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions(1)	Balance at End of Period
	(in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended February 3, 2007	$1,188	$2,317	$—	$2,000	$1,505
Year Ended January 28, 2006	$1,030	$1,733	$—	$1,575	$1,188
Year Ended January 29, 2005	$739	$1,831	$—	$1,540	$1,030

(1)          Uncollectible accounts written off.

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(2)	Deductions(3)	Balance at End of Period
SALES RETURNS AND ALLOWANCES:
Year Ended February 3, 2007	$1,726	$—	$91,644	$92,074	$1,296
Year Ended January 28, 2006	$1,459	$—	$96,010	$95,743	$1,726
Year Ended January 29, 2005	$1,217	$—	$104,767	$104,525	$1,459

(2)          Additions charged to merchandise sales.

(3)          Actual returns and allowance