Form 10-Q
period 2007-05-05
PEP BOYS MANNY MOE & JACK
filed 2007-06-13
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 5, 2007

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of June 1, 2007 there were 51,404,789 shares of the registrant’s Common Stock outstanding.

Index		Page
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets -
	May 5, 2007 and February 3, 2007	3

	Consolidated Statements of Operations -
	Thirteen weeks ended May 5, 2007 and April 29, 2006	4

	Consolidated Statements of Cash Flows -
	Thirteen weeks ended May 5, 2007 and April 29, 2006	5

	Notes to Condensed Consolidated Financial Statements	6-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES		23

INDEX TO EXHIBITS		24

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except share data)

UNAUDITED

	May 5, 2007	February 3, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$30,781	$21,884
Accounts receivable, net	31,261	29,582
Merchandise inventories	618,814	607,042
Prepaid expenses	40,145	39,264
Other	62,142	70,368
Total Current Assets	783,143	768,140
Property and Equipment - at cost:
Land	251,705	251,705
Buildings and improvements	931,268	929,225
Furniture, fixtures and equipment	692,391	684,042
Construction in progress	3,049	3,464
	1,878,413	1,868,436
Less accumulated depreciation and amortization	982,585	962,189
Property and Equipment - net	895,828	906,247
Deferred income taxes	24,845	24,828
Other	64,476	67,984
Total Assets	$1,768,292	$1,767,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$232,872	$265,489
Trade payable program liability	14,046	13,990
Accrued expenses	281,120	292,280
Deferred income taxes	25,215	28,931
Current maturities of long-term debt and obligations under capital leases	3,474	3,490
Total Current Liabilities	556,727	604,180

Long-term debt and obligations under capital leases, less current maturities	623,761	535,031
Other long-term liabilities	66,339	60,233
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, par value $1 per share:
Authorized 500,000,000 shares; Issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	292,837	289,384
Retained earnings	462,757	463,797
Accumulated other comprehensive loss	(9,906)	(9,380)
Less cost of shares in treasury - 15,000,595 shares and 12,427,687 shares	233,516	185,339
Less cost of shares in benefits trust - 2,195,270 shares	59,264	59,264
Total Stockholders’ Equity	521,465	567,755
Total Liabilities and Stockholders’ Equity	$1,768,292	$1,767,199

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share amounts)
UNAUDITED

Thirteen weeks ended	May 5, 2007	April 29, 2006
Merchandise Sales	$445,035	$457,315
Service Revenue	100,978	99,286
Total Revenues	546,013	556,601
Costs of Merchandise Sales	315,310	329,548
Costs of Service Revenue	88,911	88,175
Total Costs of Revenues	404,221	417,723
Gross Profit from Merchandise Sales	129,725	127,767
Gross Profit from Service Revenue	12,067	11,111
Total Gross Profit	141,792	138,878
Selling, General and Administrative Expenses	128,072	131,221
Net Gain (Loss) from Dispositions of Assets	2,359	(415)
Operating Profit	16,079	7,242
Non-operating Income	1,905	2,259
Interest Expense	12,656	10,337
Earnings (Loss) From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	5,328	(836)
Income Tax Expense	2,108	31
Net Earnings (Loss) From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	3,220	(867)
Loss From Discontinued Operations, Net of Tax	(45)	(103)
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	267
Net Earnings (Loss)	3,175	(703)

Retained Earnings, beginning of period	463,797	481,926
Cumulative effect adjustment for adoption of FIN 48	(155)	—
Cash Dividends	(3,581)	(3,705)
Effect of Stock Options	(479)	(66)
Dividend Reinvestment Plan	—	(14)
Retained Earnings, end of period	$462,757	$477,438

Basic Earnings (Loss) Per Share:
Basic weighted average shares outstanding	53,122	54,224

Net Earnings (Loss) from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$0.06	$(0.02)
Discontinued Operations, Net of Tax	—	—
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	0.01
Basic Earnings (Loss) Per Share	$0.06	$(0.01)

Diluted Earnings (Loss) Per Share:
Diluted weighted average shares outstanding	53,634	54,224

Net Earnings (Loss) from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$0.06	$(0.02)
Discontinued Operations, Net of Tax	—	—
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	0.01
Diluted Earnings (Loss) Per Share	$0.06	$(0.01)

Cash Dividends Per Share	$0.0675	$0.0675

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
UNAUDITED

Thirteen weeks ended	May 5, 2007	April 29, 2006
Cash Flows from Operating Activities:
Net Earnings (Loss)	$3,175	$(703)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by continuing operations:
Net loss from discontinued operations	45	103
Depreciation and amortization	21,111	20,723
Cumulative effect of change in accounting principle, net of tax	—	(267)
Accretion of asset disposal obligation	65	67
Stock compensation expense	4,390	1,148
Deferred income taxes	1,642	(90)
(Gain) loss from dispositions of assets & insurance recoveries	(3,719)	415
Loss from derivative valuation	1,802	—
Excess tax benefits from stock based awards	(301)	(23)
Increase in cash surrender value of life insurance policies	(534)	(385)
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable, prepaid expenses and other	10,178	12,901
Increase in merchandise inventories	(11,772)	(2,358)
Decrease in accounts payable	(32,617)	(5,200)
Decrease in accrued expenses	(2,257)	(10,088)
Increase in other long-term liabilities	1,075	696
Net cash (used in) provided by continuing operations	(7,717)	16,939
Net cash used in discontinued operations	(90)	(165)
Net Cash (Used in) Provided by Operating Activities	(7,807)	16,774

Cash Flows from Investing Activities:
Cash paid for property and equipment	(11,610)	(5,628)
Proceeds from dispositions of assets	—	135
Net Cash Used in Investing Activities	(11,610)	(5,493)

Cash Flows from Financing Activities:
Net borrowings (payments) under line of credit agreements	89,605	(6,450)
Excess tax benefits from stock based awards	301	23
Net borrowings on trade payable program liability	56	2,087
Reduction of long-term debt	(808)	(5)
Payments on capital lease obligations	(83)	(81)
Dividends paid	(3,581)	(3,705)
Repurchase of common stock	(58,152)	—
Proceeds from exercise of stock options	773	48
Proceeds from dividend reinvestment plan	203	219
Net Cash Provided by (Used in) Financing Activities	28,314	(7,864)
Net Increase in Cash and Cash Equivalents	8,897	3,417
Cash and Cash Equivalents at Beginning of Period	21,884	48,281
Cash and Cash Equivalents at End of Period	$30,781	$51,698

Supplemental Disclosure of Cash Flow Information:
Non-cash investing activities:
Accrued purchases of property and equipment	$2,804	$672

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Condensed Consolidated Financial Statements

The consolidated balance sheet as of May 5, 2007, the consolidated statements of operations for the thirteen week periods ended May 5, 2007 and April 29, 2006 and the consolidated statements of cash flows for the thirteen week periods ended May 5, 2007 and April 29, 2006 are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at May 5, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements”. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007. The results of operations for the thirteen weeks ended May 5, 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2. New Accounting Standards

Adopted:

In June 2006, the FASB issued Financial Interpretation No 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No 109, “Accounting for Income Taxes”.  The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company and its subsidiaries file income tax returns in the U.S federal, various states and Puerto Rico jurisdictions.  The Company is no longer subject to federal income tax examination by tax authorities for years before fiscal 2001.  The federal audit of tax fiscal years 2001, 2002 and 2003 has been completed, but is still pending review by the Joint Committee on Taxation. The impact of any changes made as a result of a federal audit remains subject to examination by various states for a period of up to one year after notification of such changes to the respective states.  State and local income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The Company and its subsidiaries have various state income tax returns in the process of examination, appeals and litigation.

The Company adopted the provisions of FIN 48 on February 4, 2007.  In connection with the adoption, the Company recorded a net decrease to retained earnings of $155,000 and reclassified certain previously recognized deferred tax attributes as FIN 48 liabilities.  The amount of unrecognized tax benefits at February 4, 2007 was $7,126,000 of which $2,216,000 would impact the Company’s tax rate, if recognized.  The amount of unrecognized tax benefits did not materially change as of May 5, 2007.

The Company recognizes potential interest and penalties for unrecognized tax benefits in income tax expense and, accordingly, during the thirteen weeks ended May 5, 2007, the Company recognized approximately $25,282 in potential interest and penalties associated with uncertain tax positions.  At February 5, 2007, the Company has recorded approximately $734,000 for the payment of interest and penalties, which is included in the $7,126,000 unrecognized tax benefit noted above.

The Company’s tax returns are under various audits, including a review by the Joint Committee of Taxation, certain of which are scheduled to be finalized with the next twelve months. It is reasonably possible that the uncertain tax positions relative to the years under audit could be resolved in Company’s favor resulting in the recognition of up to $4,227,000 of additional income tax benefit.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This statement simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. The Company adopted this standard on February 4, 2007, which did not affect our financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company adopted this standard on February 4, 2007, which did not affect our financial statements.

In June of 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation). The Company presents sales net of sales taxes in its consolidated statement of operations and the adoption of this EITF did not affect our financial statements.

To be adopted:

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS 157 defines the term fair value, establishes a framework for measuring it within generally accepted accounting principles and expands disclosures about its measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159.

  In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements”, (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12. (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, although early adoption is permitted. The Company is currently evaluating the impact of EITF 06-10.

NOTE 3. Accounting for Stock-Based Compensation

The Company has stock-based compensation plans, under which it grants stock options and restricted stock units to key employees and members of its Board of Directors. Generally, new stock option grants vest over a four-year period, with one-fifth vesting on each of the grant date and the next four anniversaries thereof and have an expiration date of seven years.  Generally, new restricted stock unit grants vest over a four-year period, with one-fourth vesting on each of the first four anniversaries of the grant date. During the first quarter ended May 5, 2007, we granted 1,052,367 stock options with a weighted average fair value of $5.09 per option and 630,300 restricted stock units with a weighted average fair value of $15.26 per unit. Such grants included an inducement grant of 1,000,000 stock options and 500,000 restricted stock units to our newly-hired President & Chief Executive Officer on March 13, 2007. One-fourth of such awards vest on each of the first three anniversaries of the date of grant.

In accordance with SFAS No. 123(R), we recognize compensation expense on a straight-line basis over the vesting period. We recognized $4,390,000 and $1,148,000 of stock-based compensation expense during the thirteen weeks ended May 5, 2007 and April 29, 2006.

NOTE 4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been  $605,139,000 and $593,265,000 as of May 5, 2007 and February 3, 2007, respectively.

The Company also records valuation adjustments (reserves) for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when market is lower than recorded costs. The reserves are revised, if necessary, on a quarterly basis for adequacy. The Company’s reserves against inventory for these matters were $ 14,178,000 at May 5, 2007 and $ 13,462,000 at February 3, 2007.

NOTE 5. Other Current Assets

The Company’s other current assets for the periods ended May 5, 2007 and February 3, 2007 were as follows:

	May 5,	February 3,
(dollar amounts in thousands)	2007	2007

Reinsurance premiums and receivable	$62,038	$69,239
Other	104	1,129
Total	$62,142	$70,368

NOTE 6. Discontinued Operations

In accordance with SFAS No. 144, our discontinued operations continues to reflect the costs associated with the stores remaining from the 33 stores closed on July 31, 2003 as part of our corporate restructuring. The remaining reserve balance is not material.

During the second quarter of fiscal 2006, we sold a store that we have leased back and will continue to operate. Due to our significant continuing involvement with this store following the sale, we reclassified back into continuing operations, for all periods presented, this store’s revenues and costs that had been previously classified into discontinued operations during the third quarter of fiscal 2005, in accordance with SFAS No. 144 and EITF No. 03-13.

NOTE 7. Pension and Savings Plan

Pension expense includes the following:

	Thirteen weeks ended
(dollar amounts in thousands)	May 5, 2007	April 29, 2006

Service cost	$51	$73
Interest Cost	836	756
Expected return on plan assets	(587)	(581)
Amortization of transition obligation	41	41
Amortization of prior service cost	91	87
Amortization of net loss	488	528
Net periodic benefit cost	$920	$904

The Company has a qualified defined benefit pension plan with accrued benefits frozen at December 31, 1996. The Company makes contributions to this plan in accordance with the requirements of ERISA. The Company does not anticipate making a contribution to this plan during fiscal 2007.

The Company has an unfunded, non-qualified Executive Supplemental Retirement Plan (SERP) defined benefit plan that was closed to new participants on January 31, 2004. As of May 5, 2007, the Company contributed $80,000 of an anticipated $1,258,000 contribution during fiscal 2007 to this plan.

The Company has a non-qualified SERP defined contribution plan for key employees who were designated by the Board of Directors after January 31, 2004. The Company’s contribution expense for the defined contribution portion of the plan was approximately $212,000 and $244,000 for the thirteen weeks ended May 5, 2007, and April 29, 2006, respectively.

The Company has two 401(k) savings plans, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation. The Company’s savings plans’ contribution expense was approximately $976,000 and $829,000 for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.

NOTE 8. Debt and Financing Arrangements

On February 15, 2007, the Company amended its $320,000,000 Senior Secured Term Loan, due in 2013, to reduce the interest rate from London Interbank Offered Rate (LIBOR) plus 2.75% to LIBOR plus 2.00%.

NOTE 9. Warranty Reserve

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

Components of the reserve for warranty costs for the thirteen-week period ended May 5, 2007 were as follows:

(dollar amounts in thousands)
Beginning balance at February 3, 2007	$645

Additions related to current period sales	2,576

Warranty costs incurred in current period	(2,750)

Ending Balance at May 5, 2007	$471

NOTE 10. Supplemental Guarantor Information

The Company’s $200,000,000 aggregate principal amount of 7.50% Senior Subordinated Notes is unconditionally guaranteed by certain of the Company’s direct and indirect operating subsidiaries, The Pep Boys Manny Moe & Jack of California, Pep Boys - Manny Moe & Jack of Delaware, Inc., Pep Boys — Manny Moe & Jack of Puerto Rico, Inc. and PBY Corporation.

The following are condensed consolidating balance sheets of the Company as of May 5, 2007 and February 3, 2007 and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for the thirteen weeks ended May 5, 2007 and April 29, 2006.

CONDENSED CONSOLIDATING BALANCE SHEET
(dollars in thousands)
(unaudited)

As of May 5, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$13,986	$12,972	$3,823	$—	$30,781
Accounts receivable, net	33,806	—	—	(2,545)	31,261
Merchandise inventories	232,890	385,924	—	—	618,814
Prepaid expenses	35,211	11,038	18,212	(24,316)	40,145
Other	458	12	61,672	—	62,142
Total Current Assets	316,351	409,946	83,707	(26,861)	783,143
Property and Equipment—at cost:
Land	78,508	166,766	12,893	(6,462)	251,705
Buildings and improvements	310,459	610,484	20,937	(10,612)	931,268
Furniture, fixtures and equipment	289,628	402,763	—	—	692,391
Construction in progress	2,674	375	—	—	3,049
	681,269	1,180,388	33,830	(17,074)	1,878,413
Less accumulated depreciation and amortization	389,517	589,307	411	3,350	982,585
Total Property and Equipment—Net	291,752	591,081	33,419	(20,424)	895,828
Investment in subsidiaries	1,558,353	1,384,492	—	(2,942,845)	—
Intercompany receivable	—	823,495	78,091	(901,586)	—
Deferred income taxes	23,163	1,682	—	—	24,845
Other	60,567	3,909	—	—	64,476
Total Assets	$2,250,186	$3,214,605	$195,217	$(3,891,716)	$1,768,292
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$232,863	$9	$—	$—	$232,872
Trade payable program liability	14,046	—	—	—	14,046
Accrued expenses	—	144,407	179,413	(42,700)	281,120
Deferred income taxes	3,371	27,612	—	(5,768)	25,215
Current maturities of long-term debt and obligations under capital leases	3,474	—	—	—	3,474
Total Current Liabilities	253,754	172,028	179,413	(48,468)	556,727
Long-term debt and obligations under capital leases, less current maturities	556,910	66,851	—	—	623,761
Other long-term liabilities	56,929	29,834	—	(20,424)	66,339
Intercompany liabilities	901,585	—	—	(901,585)	—
Stockholders’ Equity:
Common stock	68,557	1,502	100	(1,602)	68,557
Additional paid-in capital	292,836	436,858	3,900	(440,757)	292,837
Retained earnings	422,301	2,507,532	11,804	(2,478,880)	462,757
Accumulated other comprehensive loss	(9,906)	—	—	—	(9,906)
Less:
Cost of shares in treasury	233,516	—	—	—	233,516
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity	481,008	2,945,892	15,804	(2,921,239)	521,465
Total Liabilities and Stockholders’ Equity	$2,250,186	$3,214,605	$195,217	$(3,891,716)	$1,768,292

CONDENSED CONSOLIDATING BALANCE SHEET
(dollars in thousands)
(unaudited)

As of February 3, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$13,581	$7,946	$357	$—	$21,884
Accounts receivable, net	17,377	12,205	—	—	29,582
Merchandise inventories	211,445	395,597	—	—	607,042
Prepaid expenses	24,511	13,469	20,044	(18,760)	39,264
Other	—	2,255	75,038	(6,925)	70,368
Total Current Assets	266,914	431,472	95,439	(25,685)	768,140
Property and Equipment—at cost:
Land	78,507	166,767	12,893	(6,462)	251,705
Buildings and improvements	310,952	607,948	20,937	(10,612)	929,225
Furniture, fixtures and equipment	289,005	395,037	—	—	684,042
Construction in progress	2,654	810	—	—	3,464
	681,118	1,170,562	33,830	(17,074)	1,868,436
Less accumulated depreciation and amortization	382,363	576,186	239	3,401	962,189
Total Property and Equipment—Net	298,755	594,376	33,591	(20,475)	906,247
Investment in subsidiaries	1,567,674	1,384,492	—	(2,952,166)	—
Intercompany receivable	—	726,297	81,160	(807,457)	—
Deferred income taxes	24,828	—	—	—	24,828
Other	63,843	4,141	—	—	67,984
Total Assets	$2,222,014	$3,140,778	$210,190	$(3,805,783)	$1,767,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$265,480	$9	$—	$—	$265,489
Trade payable program liability	13,990	—	—	—	13,990
Accrued expenses	22,512	136,073	195,321	(61,626)	292,280
Deferred income taxes	6,344	28,724	—	(6,137)	28,931
Current maturities of long-term debt and obligations under capital leases	3,490	—	—	—	3,490
Total Current Liabilities	311,816	164,806	195,321	(67,763)	604,180
Long-term debt and obligations under capital leases, less current maturities	523,735	11,296	—	—	535,031
Other long-term liabilities	32,855	27,378	—	—	60,233
Intercompany liabilities	807,457	—	—	(807,457)	—
Stockholders’ Equity:
Common stock	68,557	1,502	100	(1,602)	68,557
Additional paid-in capital	289,384	436,857	3,900	(440,757)	289,384
Retained earnings	442,193	2,498,939	10,869	(2,488,204)	463,797
Accumulated other comprehensive loss	(9,380)	—	—	—	(9,380)
Less:
Cost of shares in treasury	185,339	—	—	—	185,339
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity	546,151	2,937,298	14,869	(2,930,563)	567,755
Total Liabilities and Stockholders’ Equity	$2,222,014	$3,140,778	$210,190	$(3,805,783)	$1,767,199

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(dollars in thousands)
(unaudited)

Thirteen weeks ended May 5, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
Merchandise Sales	$154,284	$290,751	$—	$—	$445,035
Service Revenue	35,612	65,366	—	—	100,978
Other Revenue	—	—	6,260	(6,260)	—
Total Revenues	189,896	356,117	6,260	(6,260)	546,013
Costs of Merchandise Sales	109,481	205,829	—	—	315,310
Costs of Service Revenue	30,215	58,696	—	—	88,911
Costs of Other Revenue	—	—	5,566	(5,566)	—
Total Costs of Revenues	139,696	264,525	5,566	(5,566)	404,221
Gross Profit from Merchandise Sales	44,803	84,922	—	—	129,725
Gross Profit from Service Revenue	5,397	6,670	—	—	12,067
Gross Profit from Other Revenue	—	—	694	(694)	—
Total Gross Profit	50,200	91,592	694	(694)	141,792
Selling, General and Administrative Expenses	42,297	86,621	86	(932)	128,072
Net Gain (Loss) from Dispositions of Assets	2,367	(8)	—	—	2,359
Operating Profit	10,270	4,963	608	238	16,079
Non-Operating (Expense) Income	(3,901)	33,719	640	(28,553)	1,905
Interest Expense (Income)	31,913	10,383	(1,325)	(28,315)	12,656
(Loss) Earnings from Continuing Operations Before Income Taxes	(25,544)	28,299	2,573	—	5,328
Income Tax (Benefit) Expense	(18,619)	19,706	1,021		2,108
Equity in Earnings of Subsidiaries	10,145	18,849	—	(28,994)	—
Net Earnings from Continuing Operations	3,220	27,442	1,552	(28,994)	3,220
Loss From Discontinued Operations, Net of Tax	(45)	—	—	—	(45)
Net Earnings	$3,175	$27,442	$1,552	$(28,994)	$3,175

Thirteen weeks ended April 29, 2006	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
Merchandise Sales	$159,704	$297,611	$—	$—	$457,315
Service Revenue	34,867	64,419	—	—	99,286
Other Revenue	—	—	7,137	(7,137)	—
Total Revenues	194,571	362,030	7,137	(7,137)	556,601
Costs of Merchandise Sales	114,460	215,088	—	—	329,548
Costs of Service Revenue	30,568	57,607	—	—	88,175
Costs of Other Revenue	—	—	8,608	(8,608)	—
Total Costs of Revenues	145,028	272,695	8,608	(8,608)	417,723
Gross Profit from Merchandise Sales	45,244	82,523	—	—	127,767
Gross Profit from Service Revenue	4,299	6,812	—	—	11,111
Gross Loss from Other Revenue	—	—	(1,471)	1,471	—
Total Gross Profit (Loss)	49,543	89,335	(1,471)	1,471	138,878
Selling, General and Administrative Expenses	43,016	86,653	81	1,471	131,221
Net Loss from Dispositions of Assets	—	(415)	—	—	(415)
Operating Profit (Loss)	6,527	2,267	(1,552)	—	7,242
Non-Operating (Expense) Income	(4,675)	27,916	298	(21,280)	2,259
Interest Expense (Income)	24,961	7,844	(1,188)	(21,280)	10,337
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(23,109)	22,339	(66)	—	(836)
Income Tax (Benefit) Expense	(120)	151	—		31
Equity in Earnings of Subsidiaries	22,024	33,026	—	(55,050)	—
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(965)	55,214	(66)	(55,050)	(867)
Loss From Discontinued Operations, Net of Tax	(5)	(98)	—	—	(103)
Cumulative Effect of Change in Accounting Principle, Net of Tax	267	—	—	—	267
Net (Loss) Earnings	$(703)	$55,116	$(66)	$(55,050)	$(703)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollars in thousands)
(unaudited)

Thirteen weeks ended May 5, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation Elimination	Consolidated
Cash Flows from Operating Activities:
Net Earnings	$3,175	$27,442	$1,552	$(28,994)	$3,175
Adjustments to Reconcile Net Earnings to Net Cash (Used in) Provided By Continuing Operations:	(1,962)	(3,019)	539	28,943	24,501
Changes in operating assets and liabilities:	(71,707)	37,342	(1,079)	51	(35,393)
Net cash (used in) provided by continuing operations	(70,494)	61,765	1,012	—	(7,717)
Net cash used in discontinued operations	(90)	—	—	—	(90)
Net Cash (Used in) Provided by Operating Activities	(70,584)	61,765	1,012	—	(7,807)

Net Cash Used in Investing Activities	(1,758)	(9,852)	—	—	(11,610)

Net Cash Provided by (Used in) Financing Activities	72,747	(46,887)	2,454	—	28,314

Net Increase in Cash and Cash Equivalents	405	5,026	3,466	—	8,897
Cash and Cash Equivalents at Beginning of Year	13,581	7,946	357	—	21,884
Cash and Cash Equivalents at End of Year	$13,986	$12,972	$3,823	$—	$30,781

Thirteen weeks ended April 29, 2006	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(703)	$55,116	$(66)	$(55,050)	$(703)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash (Used in) Provided By Continuing Operations:	(13,311)	(20,110)	62	55,050	21,691
Changes in operating assets and liabilities:	1,301	(477)	(4,873)	—	(4,049)
Net cash (used in) provided by continuing operations	(12,713)	34,529	(4,877)	—	16,939
Net cash used in discontinued operations	(46)	(119)	—	—	(165)
Net Cash (Used in) Provided by Operating Activities	(12,759)	34,410	(4,877)	—	16,774

Net Cash Used in Investing Activities	(373)	(5,120)	—	—	(5,493)

Net Cash Provided by (Used in) Financing Activities	14,123	(28,761)	6,774	—	(7,864)

Net Increase in Cash and Cash Equivalents	991	529	1,897	—	3,417
Cash and Cash Equivalents at Beginning of Year	12,019	6,953	29,309	—	48,281
Cash and Cash Equivalents at End of Year	$13,010	$7,482	$31,206	$—	$51,698

NOTE 11. Contingencies

During the fourth quarter of 2006 and first quarter of 2007, the Company was served with four separate lawsuits brought by former associates employed in California, each of which lawsuits purports to be a class action on behalf of all current and former California store associates.  One or more of the lawsuits claim that the plaintiff was not paid for (i) overtime, (ii) accrued vacation time, (iii) all time worked (i.e. “off the clock” work) and/or (iv) late or missed meal periods or rest breaks.   The plaintiffs also allege that the Company violated certain record keeping requirements arising out of the foregoing alleged violations.  The lawsuits (i) claim these alleged practices are unfair business practices, (ii) request back pay, restitution, penalties, interest and attorney fees and (iii) request that the Company be enjoined from committing further unfair business practices. The Company believes that it has meritorious defenses to all of these claims and intends to defend these claims vigorously. The resolution of these claims cannot be predicted and there is no reasonable estimate of the amount or range potential loss.  Accordingly, the Company has not recorded any provision for loss associated with these claims.  However, an adverse determination of these claims could have a material effect on the Company’s results of operations and cash flows in the period(s) during which they are determined.

The Company is also party to various actions and claims arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 12. Stockholders’ Equity

Following are the components of comprehensive earnings (loss):

	Thirteen weeks ended
	May 5,	April 29,
(dollar amounts in thousands)	2007	2006

Net earning (loss)	$3,175	$(703)

Other comprehensive (loss) income, net of tax:

Derivative financial instrument adjustments	(916)	336

Comprehensive earnings (loss)	$2,259	$(367)

The components of Accumulated Other Comprehensive Loss are:

	May 5,	February 3,
(dollar amounts in thousands)	2007	2007

Derivative financial instrument adjustment, net of tax(1)	$(916)	$—

Defined benefit plan adjustment, net of tax	(8,990)	(9,380)

Accumulated Other Comprehensive Loss	$(9,906)	$(9,380)

(1) The Company documented that the swap, designated as a cash flow hedge on the  $320,000,000 senior secured notes, met the requirements of SFAS No. 133 for hedge accounting on April 9, 2007, and prospectively will record the effective portion of the change in fair value through Accumulated Other Comprehensive Loss.

On September 7, 2006, the Company renewed its share repurchase program and reset the authority back to $100,000,000 for repurchases to be made from time to time in the open market or in privately negotiated transactions through September 30, 2007. During the first quarter of fiscal 2007, the Company repurchased  2,702,460 share of  Common Stock for $50,841,000. These shares were placed into the Company’s treasury. The Company also disbursed $7,311,000 for 494,800 shares of Common Stock repurchased during the fourth quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below should be read in conjunction with (i) the condensed consolidated interim financial statements and the notes to such financial statements included elsewhere in this Form10-Q and (ii) the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form10-K for the fiscal year ended February 3, 2007.

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

For the thirteen weeks ended May 5, 2007, our comparable sales (sales generated by locations in operation during the same period) decreased by 2.3% compared to a decrease of 0.9% for the thirteen weeks ended April 29, 2006. This decrease in comparable sales was comprised of a 3.1% decrease in comparable merchandise sales partially offset by a 1.5% increase in comparable service revenue. Comparable merchandise sales were reduced due to the elimination of commercial delivery in fifty-five locations and fewer promotional events.

Our net earnings for the first quarter of 2007 were $3,175,000 or $3,878,000 higher than the $703,000 loss incurred in the first quarter of 2006. This increase in profitability was the result of a focus on more profitable sales (higher gross margin) and expense control initiatives resulting in lower Selling, General and Administrative expenses.

The following discussion explains the material changes in our results of operations for the thirteen weeks ended May 5, 2007 and the significant developments affecting our financial condition since February 3, 2007. We strongly recommend that you read the audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

LIQUIDITY AND CAPITAL RESOURCES — May 5, 2007

Our cash requirements arise principally from the purchase of inventory, capital expenditures related to existing stores, offices and warehouses and information systems. The primary capital expenditures for the thirteen weeks ended May 5, 2007 were primarily for store maintenance and improvements. During the thirteen weeks ended May 5, 2007, we invested approximately $10,453,000 in property and equipment versus $6,300,000 invested in the first quarter of fiscal 2006. We estimate that capital expenditures related to existing stores, warehouses and offices during fiscal 2007 will be approximately $45,000,000 and $55,000,000, related primarily to the redesign of our existing stores.

We anticipate that our net cash provided by operating activities and our existing revolving credit facility will exceed our principal cash requirements for capital expenditures and inventory purchases in fiscal 2007. We have no material debt maturities due within the next twelve months.

On September 7, 2006, the Company renewed its share repurchase program and reset the authority back to $100,000,000 for repurchases to be made from time to time in the open market or in privately negotiated transactions through September 30, 2007. During the first quarter of fiscal 2007, the Company repurchased  2,702,460 shares of Common Stock for $50,841,000. These shares were placed into the Company’s treasury. The Company also disbursed $7,311,000 for 494,800 shares of Common Stock repurchased during the fourth quarter of 2006.

Working Capital increased from $163,960,000 at February 3, 2007 to $226,416,000 at May 5, 2007. At May 5, 2007, we had stockholders’ equity of $521,465,000 and long-term debt, net of current maturities, of $623,761,000. Our long-term debt was approximately 55% of our total capitalization at May 5, 2007 and 49% at February 3, 2007. As of May 5, 2007, we had further undrawn availability under our revolving credit facility totaling $107,000,000.

CONTRACTUAL OBLIGATIONS

The following charts represent our total contractual obligations and commercial commitments as of May 5, 2007:

Contractual Obligations (2)(3)		Due in less	Due in	Due in	Due after
(dollar amounts in thousands)	Total	than 1 year	1–3 years	3–5 years	5 years
Long-term debt (1)	$626,632	$3,219	$113,245	$6,400	$503,768
Operating leases	457,563	62,936	97,773	83,961	212,893
Expected scheduled interest payments on all long-term debt	294,170	46,975	91,774	74,623	80,798
Capital leases	603	255	348	—	—
Total cash obligations	$1,378,968	$113,385	$303,140	$164,984	$797,459

(1) Long-term debt includes current maturities.

(2) The contractual obligations table excludes our defined benefit pension obligation. Future plan contributions are dependent upon actual plan asset returns and interest rates. For the thirteen weeks ended May 5, 2007, the Company contributed $200,000 of an anticipated $1,000,0000 contribution during fiscal 2007, to its non-qualified defined benefit pension plan.

(3) The contractual obligations table excludes the Company’s FIN 48 liabilities of $7,126,000 because the Company cannot make a reliable estimate of the timing of cash payments.

Commercial Commitments		Due in less	Due in	Due in	Due after
(dollar amounts in thousands)	Total	than 1 year	1–3 years	3–5 years	5 years
Import letters of credit	$511	$511	$—	$—	$—
Standby letters of credit	55,859	42,784	13,075	—	—
Surety bonds	10,497	5,810	4,687	—	—
Purchase obligations (1)	11,513	11,513	—	—	—
Total commercial commitments	$78,380	$60,618	$17,762	$—	$—

(1)                                  Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time. We currently do not have minimum purchase commitments under our vendor supply agreements and generally our open purchase orders (orders that have not been shipped) are not binding agreements. Those purchase obligations that are in transit from our vendors at May 5, 2007 are considered to be a contractual obligation.

OTHER CONTRACTUAL OBLIGATIONS

In the first quarter of fiscal 2005, we entered into a contractual commitment to purchase approximately $4,800,000 of products over a six-year period. The commitment for years two through five is approximately $950,000 per year, while the final year’s commitment is approximately half that amount. Following year two, we are obligated to pay the vendor a per unit fee if there is a shortfall between our cumulative purchases during the two year period and the minimum purchase requirement. For years three through six, we are obligated to pay the vendor a per unit fee for any annual shortfall. The maximum annual obligation under any shortfall is approximately $950,000. At May 5, 2007, we expect to meet the cumulative minimum purchase requirements under this contract.

DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, our discontinued operations continues to reflect the costs associated with the stores remaining from the 33 stores closed on July 31, 2003 as part of our corporate restructuring. The remaining reserve balance is not material.

During the second quarter of fiscal 2006, we sold a store that we have leased back and will continue to operate. Due to our significant continuing involvement with this store following the sale, we reclassified back into continuing operations, for all periods presented, this store’s revenues and costs that had been previously classified into discontinued operations during the third quarter of fiscal 2005, in accordance with SFAS No. 144 and EITF No. 03-13.

RESULTS OF OPERATIONS

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

					Percentage
	Percentage of Total Revenues				Change
	May 5, 2007		April 29, 2006		Fiscal 2007 vs.
Thirteen weeks ended	(Fiscal 2007)		(Fiscal 2006)		Fiscal 2006
Merchandise Sales	81.5%		82.2%		(2.7)%
Service Revenue (1)	18.5		17.8		1.7
Total Revenues	100.0		100.0		(1.9)
Costs of Merchandise Sales (2)	70.9	(3)	72.1	(3)	4.3
Costs of Service Revenue (2)	88.0	(3)	88.8	(3)	0.8
Total Costs of Revenues	74.0		75.0		(3.2)
Gross Profit from Merchandise Sales	29.1	(3)	27.9	(3)	1.5
Gross Profit from Service Revenue	12.0	(3)	11.2	(3)	8.6
Total Gross Profit	26.0		25.0		2.1
Selling, General and Administrative Expenses	23.5		23.6		(2.4)
Net Gain (Loss) from Dispositions of Assets	0.4		(0.1)		668.4
Operating Profit	2.9		1.3		122.0
Non-operating Income	0.3		0.4		(15.7)
Interest Expense	2.3		1.9		22.4
Earnings (Loss) from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	1.0		(0.2)		737.3
Income Tax (Benefit) Expense	39.6	(4)	(3.7	)(4)	6,700.0
Net Earnings (Loss) from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	0.6		(0.2)		471.4
Discontinued Operations, Net of Tax	—		—		56.3
Cumulative Effect of Change in Accounting Principle, Net of Tax	—		—		(100.0)
Net Earnings (Loss)	0.6		(0.2)		551.6

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

(4)                                  As a percentage of Earnings (Loss) from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle.

Thirteen Weeks Ended May 5, 2007 vs. Thirteen Weeks Ended April 29, 2006

Total revenues for the first quarter decreased 1.9% and comparable store revenues decreased 2.3% primarily due to reduced retail and commercial merchandise sales. Comparable merchandise sales decreased 3.1%, while comparable service revenue increased 1.5%. Merchandise sales were affected by the removal of commercial delivery from fifty-five stores and fewer promotional sales.

Gross profit from merchandise sales increased as a percentage of merchandise sales, to 29.1% in fiscal 2007 from 27.9% in fiscal 2006. This was a 1.5% or $1,958,000 increase from the prior year. Our product margin improved due to improved acquisition costs, reduced inventory shrinkage and a $1,300,000 gain on the settlement of an inventory insurance claim resulting from Hurricane Katrina. In addition to our improving product margin, our merchandise margin was favorably impacted by reduced warehousing and distribution costs which was offset slightly by increased rental expense within our occupancy cost.

Gross profit from service revenue increased, as a percentage of service revenue to 12.0% in fiscal 2007 from 11.2% in fiscal 2006. This was an 8.6% or $956,000 increase from the prior year. This increase, as a percentage of service revenue, was due to reduced depreciation and employee benefit expenses.

Selling, general and administrative expenses, as a percentage of total revenues, was 23.5% and 23.6% in fiscal 2007 and fiscal 2006, respectively. This was a 2.4% or $3,149,000 decrease from the prior year. Fiscal year 2007 reflects a $3,900,000 CEO transition charge and fiscal year 2006 reflects a favorable $2,300,000 insurance settlement. Also contributing to the decrease in selling, general and administrative expense was lower payroll and media expenses.

Net gain (loss) from dispositions of assets favorably increased from the prior year, principally from a $2,400,000 gain, recorded in the first quarter of fiscal 2007, for the settlement of an insurance claim relating to stores impaired during Hurricane Katrina in 2005.

Interest expense increased $2,319,000 primarily due to higher incurred interest rates and a $974,000 expense for changes in the fair value of an interest rate swap agreement that exchanges floating rate payments for a fixed rate on a $200,000,000 notional amount. On April 9, 2007, the Company documented that the swap qualifies for hedge accounting treatment and prospectively will record the effective portion of the change in fair value through Accumulated Other Comprehensive Loss.

Net earnings of  $3,175,000 for the first quarter of fiscal 2007, improved $3,878,000 from the prior fiscal year principally from improved margins and lower selling, general and administrative expenses which were partially offset by higher interest expense and income tax expense.

INDUSTRY COMPARISON

We operate in the U.S. automotive aftermarket, which has two general competitive arenas: Do-It-For-Me (“DIFM”) (service labor, installed merchandise and tires) market and the Do-It-Yourself (“DIY”) (retail merchandise) market. Generally, the specialized automotive retailers focus on either the “DIY” or “DIFM” areas of the business. We believe that our operation in both the “DIY” and “DIFM” areas of the business positively differentiates us from most of our competitors. Although we manage our store performance at a store level in aggregation, we believe that the following presentation shows a representative comparison against competitors within the two sales arenas. We compete in the “DIY” area of the business through our retail sales floor and commercial sales business (Retail Sales). Our Service Center Business (labor and installed merchandise and tires) competes in the “DIFM” area of the industry.

The following table presents the revenues and gross profit for each area of the business.

	Thirteen weeks ended
	May 5,	April 29,
(dollar amounts in thousands)	2007	2006

Retail Sales (1)	$314,704	$327,957
Service Center Revenue (2)	231,309	228,644
Total Revenues	$546,013	$556,601

Gross Profit from Retail Sales (3)	$89,743	$89,560
Gross Profit from Service Center Revenue (3)	52,049	49,318
Total Gross Profit	$141,792	$138,878

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

NEW ACCOUNTING STANDARDS TO BE ADOPTED

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines the term fair value, establishes a framework for measuring it within generally accepted accounting principles and expands disclosures about its measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159.

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements”, (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12. (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, though early adoption is permitted. We are currently evaluating the impact of EITF 06-10.

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

On an on-going basis, we evaluate our estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, risk participation agreements and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to “Critical Accounting Policies and Estimates” as reported in our Form 10-K for the year ended February 3, 2007, which disclosures are hereby incorporated by reference.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement, changes in LIBOR could affect the rates at which the Company could borrow funds thereunder. At May 5, 2007, the Company had borrowings of $107,200,000 under this facility. Additionally, the Company has a $320,000,000 Senior Secured Term Loan facility that bears interest at LIBOR plus 2.0%, and approximately $117,066,000 of real estate operating leases which vary based on changes in LIBOR.

On June 3, 2003, we entered into an interest rate swap which was designated as a cash flow hedge of the company’s real estate operating lease payments. During the fourth quarter 2006, we removed the designation as a cash flow hedge and will record the change in fair value through the operating statement until its termination date on July 1, 2008. During the thirteen weeks ended May 5, 2007, a $829,000 expense was recorded in cost of merchandise sales for the change in fair value of this swap.

On November 2, 2006, the Company entered into an interest rate swap for a notional amount of $200,000,000. The Company has designated the swap a cash flow hedge on the first $200,000,000 of the Company’s $320,000,000 senior secured notes. The interest rate swap converts the variable LIBOR portion of the interest payments to a fixed rate of 5.036% and terminates in October 2013. The Company, from inception through April 8, 2007, reflected the change in fair value in Interest Expense. The Company documented that the swap met the requirements of SFAS No. 133 for hedge accounting on April 9, 2007, and prospectively recorded the effective portion of the change in fair value through Accumulated Other Comprehensive Loss. During the period from February 4, 2007 through April 8, 2007, a $974,000 expense was recorded in interest expense for the change in fair value of this swap.

 As of May 5, 2007 and February 3, 2007, the fair value of the interest rate swaps were $2,254,000 ($1,409,000, net of tax) and $5,522,000 ($3,451,000, net of tax).  $1,465,000 ($916,000, net of tax) of the $3,268,000 ($2,042,000, net of tax) a decline in fair value was included in Accumulated Other Comprehensive Loss on the consolidated balance sheet.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During the fourth quarter of 2006 and the first quarter of 2007, the Company has served with four separate lawsuits brought by former associates employed in California, each of which lawsuits purports to be a class action on behalf of all current and former California store associates.  One or more of the lawsuits claim that the plaintiff was not paid for (i) overtime, (ii) accrued vacation time, (iii) all time worked (i.e. “off the clock” work) and/or (iv) late or missed meal periods or rest breaks.   The plaintiffs also allege that the Company violated certain record keeping requirements arising out of the foregoing alleged violations.  The lawsuits (i) claim these alleged practices are unfair business practices, (ii) request back pay, restitution, penalties, interest and attorney fees and (iii) request that the Company be enjoined from committing further unfair business practices. The Company believes that it has meritorious defenses to all of these claims and intends to defend these claims vigorously.   However, an adverse determination of these claims could have a material effect on the Company’s results of operations in the period(s) during which they are determined.

The Company is also party to various actions and claims arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no changes to the risks described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Equity Securities

On September 7, 2006, the Company renewed its share repurchase program and reset the authority back to $100,000,000 for repurchases to be made from time to time in the open market or in privately negotiated transactions through September 30, 2007.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 4 - March 3, 2007 (3)	544,900	$14.80	$544,900	$91,950,000
March 4 - April 7, 2007	1,378,675	$18.38	1,378,675	$66,648,000
April 8 - May 5, 2007	1,273,685	$19.43	1,273,685	$41,945,000
Total	3,197,260	$18.19	$3,197,260

(1) All repurchases referenced in this table were made on the open market at prevailing market rates plus related expenses under our stock repurchase program.

(2) Excludes expenses.

(3) Includes 494,800 shares, with an average price paid of $14.77 or $7,310,565, purchased in fiscal year 2006 and settled in this period.

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

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date: June 13, 2007	by:	/s/ Harry F. Yanowitz
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