Form 10-Q
period 2007-08-04
PEP BOYS MANNY MOE & JACK
filed 2007-09-19
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 4, 2007

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

As of August 31, 2007 there were 51,627,284 shares of the registrant’s Common Stock outstanding.

Index

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - August 4, 2007 and February 3, 2007	3

	Condensed Consolidated Statements of Operations and Changes in Retained Earnings - Thirteen and Twenty-six Weeks Ended August 4, 2007 and July 29, 2006	4

	Condensed Consolidated Statements of Cash Flows - Twenty-six Weeks Ended August 4, 2007 and July 29, 2006	5

	Notes to Condensed Consolidated Financial Statements	6-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		28

INDEX TO EXHIBITS		29

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

UNAUDITED

	August 4, 2007	February 3, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$26,575	$21,884
Accounts receivable, net	26,062	29,582
Merchandise inventories	615,085	607,042
Prepaid expenses	31,275	39,264
Other	55,065	70,368
Total Current Assets	754,062	768,140
Property and Equipment - at cost:
Land	251,705	251,705
Buildings and improvements	932,300	929,225
Furniture, fixtures and equipment	697,561	684,042
Construction in progress	4,669	3,464
	1,886,235	1,868,436
Less accumulated depreciation and amortization	1,002,929	962,189
Property and Equipment - net	883,306	906,247
Deferred income taxes	24,144	24,828
Other	39,128	67,984
Total Assets	$1,700,640	$1,767,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$243,615	$265,489
Trade payable program liability	13,016	13,990
Accrued expenses	265,506	292,280
Deferred income taxes	31,020	28,931
Current maturities of long-term debt and obligations under capital leases	3,469	3,490
Total Current Liabilities	556,626	604,180

Long-term debt and obligations under capital leases, less current maturities	548,882	535,031
Other long-term liabilities	66,259	60,233
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, par value $1 per share:
Authorized 500,000,000 shares; Issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	294,255	289,384
Retained earnings	462,615	463,797
Accumulated other comprehensive loss	(7,884)	(9,380)
Less cost of shares in treasury - 14,691,165 shares and 12,427,687 shares	229,406	185,339
Less cost of shares in benefits trust - 2,195,270 shares	59,264	59,264
Total Stockholders’ Equity	528,873	567,755
Total Liabilities and Stockholders’ Equity	$1,700,640	$1,767,199

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND CHANGES IN RETAINED EARNINGS

(dollar amounts in thousands, except per share amounts)

UNAUDITED

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Merchandise Sales	$458,569	$481,997	$903,604	$939,312
Service Revenue	100,320	96,568	201,298	195,854
Total Revenues	558,889	578,565	1,104,902	1,135,166
Costs of Merchandise Sales	319,800	342,874	635,110	672,422
Costs of Service Revenue	88,951	90,589	177,862	178,764
Total Costs of Revenues	408,751	433,463	812,972	851,186
Gross Profit from Merchandise Sales	138,769	139,123	268,494	266,890
Gross Profit from Service Revenue	11,369	5,979	23,436	17,090
Total Gross Profit	150,138	145,102	291,930	283,980
Selling, General and Administrative Expenses	132,845	139,544	260,917	270,765
Net (Loss) Gain from Dispositions of Assets	(15)	6,431	2,344	6,016
Operating Profit	17,278	11,989	33,357	19,231
Non-operating Income	1,766	2,018	3,671	4,277
Interest Expense	12,331	11,968	24,987	22,305
Earnings From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	6,713	2,039	12,041	1,203
Income Tax Expense	2,517	569	4,625	600
Net Earnings From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	4,196	1,470	7,416	603
Loss From Discontinued Operations, Net of Tax	(17)	(30)	(62)	(133)
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(88)	—	179
Net Earnings	4,179	1,352	7,354	649

Retained Earnings, beginning of period	462,757	477,438	463,797	481,926
Cumulative effect adjustment for adoption of FIN 48	—	—	(155)	—
Cash Dividends	(3,539)	(3,811)	(7,120)	(7,516)
Effect of Stock Options	(782)	(10)	(1,261)	(76)
Dividend Reinvestment Plan	—	(111)	—	(125)
Retained Earnings, end of period	$462,615	$474,858	$462,615	$474,858

Basic and Diluted Earnings Per Share:

Net Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$0.08	$0.03	$0.14	$0.01
Discontinued Operations, Net of Tax	—	—	—	—
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—
Earnings Per Share	$0.08	$0.03	$0.14	$0.01

Cash Dividends Per Share	$0.0675	$0.0675	$0.1350	$0.1350

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

UNAUDITED

Twenty-six weeks ended	August 4, 2007	July 29, 2006
		(as restated, see Note 15)
Cash Flows from Operating Activities:
Net Earnings	$7,354	$649
Adjustments to reconcile net earnings to net cash provided by continuing operations:
Net loss from discontinued operations	62	133
Depreciation and amortization	41,689	41,419
Cumulative effect of change in accounting principle, net of tax	—	(179)
Accretion of asset disposal obligation	149	135
Stock compensation expense	6,053	1,718
Deferred income taxes	6,283	(5,252)
Gain from dispositions of assets	(2,344)	(6,016)
Change in fair value of derivatives	2,622	—
Loss from asset impairment	—	550
Excess tax benefits from stock based awards	(609)	(33)
Increase in cash surrender value of life insurance policies	(846)	(1,167)
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable, prepaid expenses and other	28,556	34,084
(Increase) decrease in merchandise inventories	(8,043)	3,611
(Decrease) increase in accounts payable	(21,874)	33,101
Decrease in accrued expenses	(16,380)	(18,136)
Increase in other long-term liabilities	1,856	1,687
Net cash provided by continuing operations	44,528	86,304
Net cash used in discontinued operations	(124)	(245)
Net Cash Provided by Operating Activities	44,404	86,059

Cash Flows from Investing Activities:
Cash paid for property and equipment	(19,960)	(14,364)
Proceeds from dispositions of assets	2,376	687
Proceeds from surrender of life insurance policies	26,129	—
Proceeds from sales of assets held for disposal	—	6,981
Net Cash Provided by (Used in) Investing Activities	8,545	(6,696)

Cash Flows from Financing Activities:
Borrowings under line of credit agreements	306,305	223,535
Payments under line of credit agreements	(290,718)	(283,801)
Excess tax benefits from stock based awards	609	33
Borrowings on trade payable program liability	37,790	31,557
Payments on trade payable program liability	(38,764)	(35,490)
Reduction of long-term debt	(1,628)	(1,041)
Payments on capital lease obligations	(129)	(131)
Dividends paid	(7,120)	(7,516)
Repurchase of common stock	(58,152)	—
Proceeds from exercise of stock options	3,154	56
Proceeds from dividend reinvestment plan	395	449
Net Cash Used in Financing Activities	(48,258)	(72,349)
Net Increase in Cash and Cash Equivalents	4,691	7,014
Cash and Cash Equivalents at Beginning of Period	21,884	48,281
Cash and Cash Equivalents at End of Period	$26,575	$55,295

Supplemental Disclosure of Cash Flow Information:
Non-cash operating activities:
Accrued payment of stock option settlement	$—	$1,056
Non-cash investing activities:
Accrued purchases of property and equipment	$2,346	$1,759
Non-cash financing activities:
Equipment capital leases	$—	$84

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of August 4, 2007, the condensed consolidated statements of operations and changes in retained earnings for the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006 and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 4, 2007 and July 29, 2006 are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at August 4, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements”. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007. The results of operations for the thirteen and twenty-six week periods ended August 4, 2007 are not necessarily indicative of the operating results for the full fiscal year.

NOTE 2. New Accounting Standards

Adopted:

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with the FASB Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company and its subsidiaries file income tax returns in the U.S. federal, various states and Puerto Rico jurisdictions.  The Company is no longer subject to federal income tax examination by tax authorities for years before fiscal 2004. The federal audit of tax fiscal years 2001, 2002 and 2003 was closed during the second quarter resulting in the recognition of a $4,227,000 additional income tax benefit. The impact of this recognition resulting from the federal audit remains subject to examination by the various states through fiscal 2008. The Company does not expect the total amount of unrecognized tax benefits will significantly change in the next twelve months.

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

The Company recognizes potential interest and penalties for unrecognized tax benefits in income tax expense and, accordingly, during the thirteen weeks and twenty-six weeks ended August 4, 2007, the Company recognized approximately $25,282 and $50,564 in potential interest associated with uncertain tax positions.  At February 4, 2007, the Company has recorded approximately $734,000 for the payment of interest and penalties, which is included in the $7,126,000 unrecognized tax benefit noted above.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company adopted this standard on February 4, 2007, which did not affect our financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (SFAS No. 156). SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company adopted this standard on February 4, 2007, which did not affect our financial statements.

In June of 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The Company presents sales, net of sales taxes, in its consolidated statement of operations and the adoption of this EITF did not affect our financial statements.

To be adopted:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines the term fair value, establishes a framework for measuring it within generally accepted accounting principles and expands disclosures about its measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

In March 2007, the EITF reached a consensus on Issue Number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” (EITF 06-10). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, although early adoption is permitted. We are currently evaluating the impact of EITF 06-10 on our consolidated financial statements.

In June 2007, the FASB ratified EITF Issue Number 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS No. 123(R), “Share-Based Payment”, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified non-vested equity shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective prospectively for the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of EITF 06-11 on our consolidated financial statements.

NOTE 3. Accounting for Stock-Based Compensation

The Company has stock-based compensation plans, under which it grants stock options and restricted stock units to key employees and members of its Board of Directors. Generally, new stock option grants vest over a four-year period, with one-fifth vesting on each of the grant date and the next four anniversaries thereof and have an expiration date of seven years.  Generally, new restricted stock unit grants vest over a four-year period, with one-fourth vesting on each of the first four anniversaries of the grant date. During the second quarter ended August 4, 2007, we granted 25,000 stock options with a weighted average fair value of $8.28 per option and 48,000 restricted stock units with a weighted average fair value of $20.93 per unit.

In accordance with SFAS No. 123(R), we recognize compensation expense on a straight-line basis over the vesting period. We recognized $1,663,000 and $570,000 of stock-based compensation expense during the thirteen weeks ended August 4, 2007 and July 29, 2006, respectively, and $6,053,000 and $1,718,000 of stock-based compensation expense during the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.

NOTE 4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $599,197,000 and $593,265,000 as of August 4, 2007 and February 3, 2007, respectively.

The Company establishes reserves for estimated inventory shrink based on historical accuracy and effectiveness of its cycle counting program.

The Company also records valuation adjustments (reserves) for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when market is lower than recorded costs. The reserves are revised, if necessary, on a quarterly basis for adequacy. The Company’s reserves against inventory for these matters were $14,736,000 and $13,462,000 at August 4, 2007 and February 3, 2007, respectively.

NOTE 5. Other Current Assets

The Company’s other current assets as of August 4, 2007 and February 3, 2007, respectively, were as follows:

(dollar amounts in thousands)	August 4, 2007	February 3, 2007

Reinsurance premiums and receivable	$54,893	$69,239
Other	172	1,129
Total	$55,065	$70,368

The Company has risk participation arrangements with respect to workers’ compensation, general liability, automobile liability, other casualty coverages, and employee-related health care benefits, including the maintaining of stop loss coverage with third party insurers to limit our total exposure.  The Company has a wholly owned captive insurance subsidiary through which it reinsures this retained exposure.  This subsidiary use both risk sharing pools and third party insurance to manage this exposure.  The Company records both liabilities and reinsurance receivables using actuarial methods followed in the insurance industry and our historical claims experience.

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

NOTE 7. Pension and Savings Plan

Pension expense includes the following:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(dollar amounts in thousands)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Service cost	$51	$58	$102	$131
Interest cost	836	772	1,672	1,528
Expected return on plan assets	(587)	(532)	(1,174)	(1,113)
Amortization of transition obligation	41	41	82	82
Amortization of prior service cost	91	91	182	178
Amortization of net loss	488	602	976	1,130
Net periodic benefit cost	$920	$1,032	$1,840	$1,936

The Company has a qualified defined benefit pension plan with accrued benefits frozen at December 31, 1996. The Company makes contributions to this plan in accordance with the requirements of ERISA. The Company does not anticipate making a contribution to this plan during fiscal 2007.

The Company has an unfunded, non-qualified Executive Supplemental Retirement Plan (SERP) defined benefit plan that was closed to new participants on January 31, 2004. As of August 4, 2007, the Company contributed $300,000 of an anticipated $3,300,000 contribution during fiscal 2007 to this plan.

The Company has a non-qualified SERP defined contribution plan for key employees who were designated by the Board of Directors after January 31, 2004. The Company’s contribution expense for the defined contribution portion of the plan was approximately $209,000 and $244,000 for the thirteen weeks ended August 4, 2007 and July 29, 2006, respectively, and approximately $421,000 and $488,000 for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.

The Company has two 401(k) savings plans, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation. The Company’s savings plans’ contribution expense was approximately $652,000 and $921,000 for the thirteen weeks ended August 4, 2007 and July 29, 2006, respectively and approximately $1,628,000 and $1,751,000 for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.

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

Components of the reserve for warranty costs for the twenty-six week period ended August 4, 2007 and July 29, 2006 are as follows:

(dollar amounts in thousands)	Twenty-six Weeks Ended August 4, 2007	Twenty-six Weeks Ended July 29, 2006

Beginning balance	$645	$1,477

Additions related to current period sales	5,359	8,076

Warranty costs incurred in current period	(5,525)	(8,158)
Ending balance	$479	$1,395

NOTE 10. Earnings Per Share

 (in thousands, except per share amounts)

		Thirteen Weeks Ended		Twenty-six Weeks Ended
		August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

(a)	Net Earnings From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$4,196	$1,470	$7,416	$603

	Discontinued Operations, Net of Tax	(17)	(30)	(62)	(133)

	Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(88)	—	179

	Net Earnings	$4,179	$1,352	$7,354	$649

(b)	Basic average number of common shares outstanding during period	51,652	54,254	52,387	54,239

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	612	936	562	967

(c)	Diluted average number of common shares assumed outstanding during period	52,264	55,190	52,949	55,206

	Basic Earnings per Share:
	Net Earnings From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$0.08	$0.03	$0.14	$0.01
	Discontinued Operations, Net of Tax	—	—	—	—
	Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—
	Basic Earnings per Share	$0.08	$0.03	$0.14	$0.01
	Diluted Earnings per Share:

	Net Earnings From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$0.08	$0.03	$0.14	$0.01
	Discontinued Operations, Net of Tax	—	—	—	—
	Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—
	Diluted Earnings per Share	$0.08	$0.03	$0.14	$0.01

At August 4, 2007 and July 29, 2006, respectively, there were 3,620,000 and 3,241,000 outstanding options and restricted stock units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total numbers of such shares excluded from the diluted earnings per share calculation are 980,000 and 2,976,000 for the thirteen weeks ended August 4, 2007 and July 29, 2006, respectively. The total numbers of such shares excluded from the diluted earnings per share calculation are 1,059,000 and 2,898,000 for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.

NOTE 11. Supplemental Guarantor Information

The Company’s $200,000,000 aggregate principal amount of 7.50% Senior Subordinated Notes (the “Notes”) are fully and unconditionally and joint and severally guaranteed by certain of the Company’s direct and indirectly wholly-owned subsidiaries - namely, The Pep Boys Manny Moe & Jack of California, Pep Boys - Manny Moe & Jack of Delaware, Inc., Pep Boys — Manny Moe & Jack of Puerto Rico, Inc. and PBY Corporation, (collectively, the “Subsidiary Guarantors”). The Notes are not guaranteed by the Company’s wholly owned subsidiary, Colchester Insurance Company.

The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of August 4, 2007 and February 3, 2007 and the related condensed consolidating statements of operations for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006 and condensed consolidating statements of cash flows for the twenty-six weeks ended August 4, 2007 and July 29, 2006 for (i) the Company (“Pep Boys”) on a parent only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Subsidiary Guarantors on a combined basis including the consolidation of PBY Corporation, wholly owned subsidiary, Pep Boys Manny Moe & Jack of California, (iii) the subsidiary of the Company that does not guarantee the Notes, and (iv) the Company on a consolidated basis.

As of August 4, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$14,402	$8,562	$3,611	$—	$26,575
Accounts receivable, net	12,941	13,134	(13)	—	26,062
Merchandise inventories	232,975	382,110	—	—	615,085
Prepaid expenses	26,119	11,583	13,522	(19,949)	31,275
Other	22,493	9	54,670	(22,107)	55,065
Total Current Assets	308,930	415,398	71,790	(42,056)	754,062
Property and Equipment—at cost:
Land	78,508	166,766	12,893	(6,462)	251,705
Buildings and improvements	310,235	611,740	20,937	(10,612)	932,300
Furniture, fixtures and equipment	292,449	405,112	—	—	697,561
Construction in progress	3,452	1,217	—	—	4,669
	684,644	1,184,835	33,830	(17,074)	1,886,235
Less accumulated depreciation and amortization	396,908	602,141	581	3,299	1,002,929
Total Property and Equipment—Net	287,736	582,694	33,249	(20,373)	883,306
Investment in subsidiaries	1,626,188	—	—	(1,626,188)	—
Intercompany receivable	—	764,512	78,943	(843,455)	—
Deferred income taxes	20,478	3,666	—	—	24,144
Other	38,745	383	—	—	39,128
Total Assets	$2,282,077	$1,766,653	$183,982	$(2,532,072)	$1,700,640
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$243,606	$9	$—	$—	$243,615
Trade payable program liability	13,016	—	—	—	13,016
Accrued expenses	57,328	77,940	166,375	(36,137)	265,506
Current deferred taxes	7,130	29,810	—	(5,920)	31,020
Current maturities of long-term debt and obligations under capital leases	3,469	—	—	—	3,469
Total Current Liabilities	324,549	107,759	166,375	(42,057)	556,626
Long-term debt and obligations under capital leases, less current maturities	528,285	20,597	—	—	548,882
Other long-term liabilities	56,915	29,716	—	(20,372)	66,259
Intercompany liabilities	843,455	—	—	(843,455)	—
Stockholders’ Equity:
Common stock	68,557	2	100	(102)	68,557
Additional paid-in capital	294,255	386,856	3,900	(390,756)	294,255
Retained earnings	462,615	1,221,723	13,607	(1,235,330)	462,615
Accumulated other comprehensive loss	(7,884)	—	—	—	(7,884)
Less:
Cost of shares in treasury	229,406	—	—	—	229,406
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity	528,873	1,608,581	17,607	(1,626,188)	528,873
Total Liabilities and Stockholders’ Equity	$2,282,077	$1,766,653	$183,982	$(2,532,072)	$1,700,640

As of February 3, 2007	Pep Boys(1)	Subsidiary Guarantors(1)	Subsidiary Non- Guarantors	Consolidation / Elimination(1)	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$13,581	$7,946	$357	$—	$21,884
Accounts receivable, net	17,377	12,205	—	—	29,582
Merchandise inventories	211,445	395,597	—	—	607,042
Prepaid expenses	24,511	13,469	20,044	(18,760)	39,264
Other	—	2,255	75,038	(6,925)	70,368
Total Current Assets	266,914	431,472	95,439	(25,685)	768,140
Property and Equipment—at cost:
Land	78,507	166,767	12,893	(6,462)	251,705
Buildings and improvements	310,952	607,948	20,937	(10,612)	929,225
Furniture, fixtures and equipment	289,005	395,037	—	—	684,042
Construction in progress	2,654	810	—	—	3,464
	681,118	1,170,562	33,830	(17,074)	1,868,436
Less accumulated depreciation and amortization	382,363	576,186	239	3,401	962,189
Total Property and Equipment—Net	298,755	594,376	33,591	(20,475)	906,247
Investment in subsidiaries(1)	1,589,279	—	—	(1,589,279)	—
Intercompany receivable(1)	—	684,520	81,160	(765,680)	—
Deferred income taxes	24,828	—	—	—	24,828
Other	63,843	4,141	—	—	67,984
Total Assets(1)	$2,243,619	$1,714,509	$210,190	$(2,401,119)	$1,767,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$265,480	$9	$—	$—	$265,489
Trade payable program liability	13,990	—	—	—	13,990
Accrued expenses(1)	43,815	72,692	195,321	(19,548)	292,280
Current deferred taxes	6,344	28,724	—	(6,137)	28,931
Current maturities of long-term debt and obligations under capital leases	3,490	—	—	—	3,490
Total Current Liabilities(1)	333,119	101,425	195,321	(25,685)	604,180
Long-term debt and obligations under capital leases, less current maturities	523,735	11,296	—	—	535,031
Other long-term liabilities(1)	53,330	27,378	—	(20,475)	60,233
Intercompany liabilities(1)	765,680	—	—	(765,680)	—
Stockholders’ Equity:
Common stock(1)	68,557	2	100	(102)	68,557
Additional paid-in capital(1)	289,384	386,857	3,900	(390,757)	289,384
Retained earnings(1)	463,797	1,187,551	10,869	(1,198,420)	463,797
Accumulated other comprehensive loss	(9,380)	—	—	—	(9,380)
Less:
Cost of shares in treasury	185,339	—	—	—	185,339
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity(1)	567,755	1,574,410	14,869	(1,589,279)	567,755
Total Liabilities and Stockholders’ Equity(1)	$2,243,619	$1,714,509	$210,190	$(2,401,119)	$1,767,199

(1)   As restated. See Note 15.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(dollars in thousands)

(unaudited)

Thirteen weeks ended August 4, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Merchandise Sales	$158,097	$300,472	$—	$—	$458,569
Service Revenue	34,776	65,544	—	—	100,320
Other Revenue	—	—	6,212	(6,212)	—
Total Revenues	192,873	366,016	6,212	(6,212)	558,889
Costs of Merchandise Sales	110,598	209,202	—	—	319,800
Costs of Service Revenue	29,974	58,977	—	—	88,951
Costs of Other Revenue	—	—	4,272	(4,272)	—
Total Costs of Revenues	140,572	268,179	4,272	(4,272)	408,751
Gross Profit from Merchandise Sales	47,499	91,270	—	—	138,769
Gross Profit from Service Revenue	4,802	6,567	—	—	11,369
Gross Profit from Other Revenue	—	—	1,940	(1,940)	—
Total Gross Profit	52,301	97,837	1,940	(1,940)	150,138
Selling, General and Administrative Expenses	43,198	91,528	72	(1,953)	132,845
Net Loss from Dispositions of Assets	(13)	(2)	—	—	(15)
Operating Profit	9,090	6,307	1,868	13	17,278
Non-Operating (Expense) Income	(4,036)	31,863	3,325	(29,386)	1,766
Interest Expense	29,609	10,770	1,325	(29,373)	12,331
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(24,555)	27,400	3,868	—	6,713
Income Tax (Benefit) Expense	(690)	1,758	1,449	—	2,517
Equity in Earnings of Subsidiaries	27,998	—	—	(27,998)	—
Net Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	4,133	25,642	2,419	(27,998)	4,196
Gain (Loss) From Discontinued Operations, Net of Tax	46	(63)	—	—	(17)
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—	—
Net Earnings	$4,179	$25,579	$2,419	$(27,998)	$4,179

Thirteen weeks ended July 29, 2006	Pep Boys	Subsidiary Guarantors(1)	Subsidiary Non- Guarantors	Consolidation / Elimination(1)	Consolidated
Merchandise Sales	$168,324	$313,673	$—	$—	$481,997
Service Revenue	33,405	63,163	—	—	96,568
Other Revenue	—	—	7,003	(7,003)	—
Total Revenues	201,729	376,836	7,003	(7,003)	578,565
Costs of Merchandise Sales	118,307	224,567	—	—	342,874
Costs of Service Revenue	32,168	58,421	—	—	90,589
Costs of Other Revenue	—	—	7,356	(7,356)	—
Total Costs of Revenues	150,475	282,988	7,356	(7,356)	433,463
Gross Profit from Merchandise Sales	50,017	89,106	—	—	139,123
Gross Profit from Service Revenue	1,237	4,742	—	—	5,979
Gross Loss from Other Revenue	—	—	(353)	353	—
Total Gross Profit	51,254	93,848	(353)	353	145,102
Selling, General and Administrative Expenses	49,385	89,725	81	353	139,544
Net (Loss) Gain from Dispositions of Assets	(16)	6,447	—	—	6,431
Operating Profit (Loss)	1,853	10,570	(434)	—	11,989
Non-Operating (Expense) Income	(4,787)	29,479	427	(23,101)	2,018
Interest Expense (Income)	28,557	7,781	(1,269)	(23,101)	11,968
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(31,491)	32,268	1,262	—	2,039
Income Tax (Benefit) Expense	(506)	1,008	67	—	569
Equity in Earnings of Subsidiaries(1)	32,436	—	—	(32,436)	—
Net Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle(1)	1,451	31,260	1,195	(32,436)	1,470
Loss From Discontinued Operations, Net of Tax	(11)	(19)	—	—	(30)
Cumulative Effect of Change in Accounting Principle, Net of Tax	(88)	—	—	—	(88)
Net Earnings(1)	$1,352	$31,241	$1,195	$(32,436)	$1,352

(1)  As restated. See Note 15.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(dollars in thousands)

(unaudited)

Twenty-six weeks ended August 4, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated

Merchandise Sales	$312,381	$591,223	$—	$—	$903,604
Service Revenue	70,388	130,910	—	—	201,298
Other Revenue	—	—	12,472	(12,472)	—
Total Revenues	382,769	722,133	12,472	(12,472)	1,104,902
Costs of Merchandise Sales	220,079	415,031	—	—	635,110
Costs of Service Revenue	60,189	117,673	—	—	177,862
Costs of Other Revenue	—	—	9,838	(9,838)	—
Total Costs of Revenues	280,268	532,704	9,838	(9,838)	812,972
Gross Profit from Merchandise Sales	92,302	176,192	—	—	268,494
Gross Profit from Service Revenue	10,199	13,237	—	—	23,436
Gross Profit from Other Revenue	—	—	2,634	(2,634)	—
Total Gross Profit	102,501	189,429	2,634	(2,634)	291,930
Selling, General and Administrative Expenses	85,495	178,149	158	(2,885)	260,917
Net Gain (Loss) from Dispositions of Assets	2,354	(10)	—	—	2,344
Operating Profit	19,360	11,270	2,476	251	33,357
Non-Operating (Expense) Income	(7,937)	65,582	3,965	(57,939)	3,671
Interest Expense (Income)	61,522	21,153	—	(57,688)	24,987
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(50,099)	55,699	6,441	—	12,041
Income Tax (Benefit) Expense	(19,309)	21,464	2,470		4,625
Equity in Earnings of Subsidiaries	38,143	—	—	(38,143)	—
Net Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	7,353	34,235	3,971	(38,143)	7,416
Gain (Loss) From Discontinued Operations, Net of Tax	1	(63)	—	—	(62)
Net Earnings	$7,354	$34,172	$3,971	$(38,143)	$7,354

Twenty-six weeks ended July 29, 2006	Pep Boys	Subsidiary Guarantors(1)	Subsidiary Non- Guarantors	Consolidation / Elimination(1)	Consolidated

Merchandise Sales	$328,028	$611,284	$—	$—	$939,312
Service Revenue	68,272	127,582	—	—	195,854
Other Revenue	—	—	14,140	(14,140)	—
Total Revenues	396,300	738,866	14,140	(14,140)	1,135,166
Costs of Merchandise Sales	232,767	439,655	—	—	672,422
Costs of Service Revenue	62,736	116,028	—	—	178,764
Costs of Other Revenue	—	—	15,964	(15,964)	—
Total Costs of Revenues	295,503	555,683	15,964	(15,964)	851,186
Gross Profit from Merchandise Sales	95,261	171,629	—	—	266,890
Gross Profit from Service Revenue	5,536	11,554	—	—	17,090
Gross Loss from Other Revenue	—	—	(1,824)	1,824	—
Total Gross Profit (Loss)	100,797	183,183	(1,824)	1,824	283,980
Selling, General and Administrative Expenses	92,401	176,378	162	1,824	270,765
Net (Loss) Gain from Dispositions of Assets	(16)	6,032	—	—	6,016
Operating Profit (Loss)	8,380	12,837	(1,986)	—	19,231
Non-Operating (Expense) Income	(9,462)	57,395	725	(44,381)	4,277
Interest Expense (Income)	53,518	15,625	(2,457)	(44,381)	22,305
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(54,600)	54,607	1,196	—	1,203
Income Tax (Benefit) Expense	(626)	1,159	67		600
Equity in Earnings of Subsidiaries(1)	54,460	—	—	(54,460)	—
Net Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle(1)	486	53,448	1,129	(54,460)	603
Loss From Discontinued Operations, Net of Tax	(16)	(117)	—	—	(133)
Cumulative Effect of Change in Accounting Principle, Net of Tax	179	—	—	—	179
Net Earnings(1)	$649	$53,331	$1,129	$(54,460)	$649

(1)  As restated. See Note 15.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

Twenty-six weeks ended August 4, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation Elimination	Consolidated
Cash Flows from Operating Activities:
Net Earnings	$7,354	$34,172	$3,971	$(38,143)	$7,354
Adjustments to Reconcile Net Earnings to Net Cash (Used in) Provided By Continuing Operations	(8,862)	24,555	1,188	36,178	53,059
Changes in operating assets and liabilities	(40,621)	26,893	(2,889)	732	(15,885)
Net cash (used in) provided by continuing operations	(42,129)	85,620	2,270	(1,233)	44,528
Net cash used in discontinued operations	(124)	—	—	—	(124)
Net Cash (Used in) Provided by Operating Activities	(42,253)	85,620	2,270	(1,233)	44,404

Net Cash Used in Investing Activities	22,858	(14,313)	—	—	8,545

Net Cash Provided by (Used in) Financing Activities	20,216	(70,691)	984	1,233	(48,258)

Net Increase in Cash	821	616	3,254	—	4,691
Cash and Cash Equivalents at Beginning of Period	13,581	7,946	357	—	21,884
Cash and Cash Equivalents at End of Period	$14,402	$8,562	$3,611	$—	$26,575

Twenty-six weeks ended July 29, 2006	Pep Boys(1)	Subsidiary Guarantors(1)	Subsidiary Non- Guarantors	Consolidation Elimination(1)	Consolidated
Cash Flows from Operating Activities:
Net Earnings(1)	$649	$53,331	$1,129	$(54,460)	$649
Adjustments to Reconcile Net Earnings to Net Cash (Used in) Provided By Continuing Operations(1)	(44,544)	21,269	123	54,460	31,308
Changes in operating assets and liabilities	34,190	22,710	(2,553)	—	54,347
Net cash (used in) provided by continuing operations(1)	(9,705)	97,310	(1,301)	—	86,304
Net cash used in discontinued operations(1)	(63)	(182)	-	—	(245)
Net Cash (Used in) Provided by Operating Activities(1)	(9,768)	97,128	(1,301)	—	86,059

Net Cash Used in Investing Activities	(6,755)	59	—	—	(6,696)

Net Cash Provided by (Used in) Financing Activities(1)	18,624	(94,375)	3,402	—	(72,349)

Net Increase in Cash	2,101	2,812	2,101	—	7,014
Cash and Cash Equivalents at Beginning of Period	12,019	6,953	29,309	—	48,281
Cash and Cash Equivalents at End of Period	$14,120	$9,765	$31,410	$—	$55,295

(1) As restated. See Note 15.

NOTE 12. Contingencies

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

NOTE 13. Other Comprehensive Income

The following are the components of comprehensive income:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(dollar amounts in thousands)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net earnings	$4,179	$1,352	$7,354	$649
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustment	389	—	779	—
Derivative financial instrument adjustment	1,633	(212)	717	124
Comprehensive income	$6,201	$1,140	$8,850	$773

The components of accumulated other comprehensive loss are:

(dollar amounts in thousands)	August 4, 2007	February 3, 2007
Derivative financial instrument adjustment, net of tax	$717	$—
Defined benefit plan adjustment, net of tax	(8,601)	(9,380)
Accumulated other comprehensive loss	$(7,884)	$(9,380)

NOTE 14. Interest Rate Swap Agreements

On June 3, 2003, the Company entered into an interest rate swap which was designated as a cash flow hedge of the Company’s real estate operating lease payments. During the fourth quarter 2006, the Company removed the designation as a cash flow hedge and records the change in fair value of the swap through the operating statement through its termination date on July 1, 2008. During the twenty-six weeks ended August 4, 2007, a $1,648,000 expense was recorded in cost of merchandise sales for the change in fair value of this swap.

On November 2, 2006, the Company entered into an interest rate swap for a notional amount of $200,000,000. The Company has designated the swap a cash flow hedge on the first $200,000,000 of the Company’s $320,000,000 senior secured notes. The interest rate swap converts the variable LIBOR portion of the interest payments to a fixed rate of 5.036% and terminates in October 2013. The Company, from inception through April 8, 2007, reflected the change in fair value in Interest Expense. The Company documented that the swap met the requirements of SFAS No. 133 for hedge accounting on April 9, 2007, and prospectively recorded the effective portion of the change in fair value of the swap through Accumulated Other Comprehensive Loss. During the period from February 4, 2007 through April 8, 2007, a $974,000 expense was recorded in interest expense for the change in fair value of this swap.

As of August 4, 2007 and February 3, 2007, the fair values of the interest rate swaps were $3,691,000 and $5,522,000, respectively.  $791,000 ($717,000, net of tax) of the $1,831,000 decline in fair value was included in Accumulated Other Comprehensive Loss on the condensed consolidated balance sheet.

NOTE 15. Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s consolidated financial statements for the fiscal year ended February 3, 2007, the Company determined that certain information presented in the condensed consolidating balance sheets as of February 3, 2007 and January 28, 2006 and the related condensed consolidating statements of operations and cash flows for each of three years in the period ended February 3, 2007, presented in the supplemental guarantor information note contained errors.  The errors resulted from (i) the failure to correctly record consolidating intercompany journal entries between the Company (Pep Boys) and Subsidiary Guarantors (ii) the failure to correctly record certain reclassification entries to intercompany receivables and liabilities and (iii) the failure to consolidate PBY Corporation’s wholly owned subsidiary, Pep Boys Manny Moe & Jack of California in the Subsidiary Guarantors column.  The Company corrected the errors and restated the condensed consolidating balance sheet of February 3, 2007, the condensed consolidating statements of operation for the thirteen and twenty-six weeks ended July 29, 2006 and the condensed consolidating statement of cash flows for the twenty-six weeks ended July 29, 2006 included in Note 11.  The corrections did not affect the Company’s previously reported Consolidated Balance Sheets, Statements of Operations or Statements of Cash Flows.

The following table reflects the effects of the restatement on the condensed consolidating financial statements as of February 3, 2007 and for the thirteen and twenty-six weeks ended July 29, 2006:

	Pep Boys		Subsidiary Guarantors		Consolidation / Elimination
(dollars in thousands)	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Condensed Consolidating Balance Sheet as of February 3, 2007
Investment in subsidiaries	$1,567,674	$1,589,279	$1,384,492	$—	$(2,952,166)	$(1,589,279)
Intercompany receivables	—	—	726,297	684,520	(807,457)	(765,680)
Total Assets	2,222,014	2,243,619	3,140,778	1,714,509	(3,805,783)	(2,401,119)
Accrued expenses	22,512	43,815	136,073	72,692	(61,626)	(19,548)
Total Current Liabilities	311,816	333,119	164,806	101,425	(67,763)	(25,685)
Intercompany liabilities	807,457	765,680	—	—	(807,457)	(765,680)
Other long-term liabilities	32,855	53,330	—	—	—	(20,475)
Common stock	—	—	1,502	2	(1,602)	(102)
Additional paid-in capital	—	—	436,857	386,857	(440,757)	(390,757)
Retained earnings	442,193	463,797	2,498,939	1,187,551	(2,488,204)	(1,198,420)
Total Stockholders’ Equity	546,151	567,755	2,937,298	1,574,410	(2,930,563)	(1,589,279)
Total Liabilities and Stockholders’ Equity	2,222,014	2,243,619	3,140,778	1,714,509	(3,805,783)	(2,401,119)

	Subsidiary Guarantors		Consolidation / Elimination
(dollars in thousands)	Previously Reported	Restated	Previously Reported	Restated
Condensed Consolidating Statement of Operations
Thirteen weeks ended July 29, 2006
Equity in Earnings of Subsidiaries	$37,240	$—	$(69,676)	$(32,436)
Net Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	68,500	31,260	(69,676)	(32,436)
Net Earnings	68,481	31,241	(69,676)	(32,436)
Twenty-six weeks ended July 29, 2006
Equity in Earnings of Subsidiaries	70,266	—	(124,726)	(54,460)
Net Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	123,714	53,448	(124,726)	(54,460)
Net Earnings	123,597	53,331	(124,726)	(54,460)

	Subsidiary Guarantors		Consolidation / Elimination
(dollars in thousands)	Previously Reported	Restated	Previously Reported	Restated
Condensed Consolidating Statement of Cash Flows
Twenty-six weeks ended July 29, 2006
Net Earnings	$123,597	$53,331	$(124,726)	$(54,460)
Adjustments to Reconcile Net Earnings to Net Cash (Used in) Provided By Continuing Operations	(48,997)	21,269	124,726	54,460

Additionally, the Company incorrectly presented borrowings and payments under its line of credit agreements and vendor financing trade payable program on a net basis instead of a gross basis in the financing activities section of the Condensed Consolidated Statements of Cash Flows for each of the three years in the period ended February 3, 2007. Such presentation in the accompanying Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended July 29, 2006, has been restated to separately present its borrowings and payments. The corrections did not affect the Company’s previously reported net cash used in financing activities on the Condensed Consolidated Statements of Cash Flows for any period presented.

Also, see Item 5 “Other Information” for further discussion of the affect of the restatement on previously issued financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below should be read in conjunction with (i) the condensed consolidated interim financial statements and the notes to such financial statements included elsewhere in this Form 10-Q and (ii) the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

OVERVIEW

The Pep Boys - Manny, Moe & Jack is a leader in the automotive aftermarket with 592 stores located throughout 36 states and Puerto Rico. All of our stores feature the nationally-recognized Pep Boys brand name, established through more than 80 years of providing high-quality automotive merchandise and services, and are company-owned, ensuring chain-wide consistency for our customers. We are the only national chain offering automotive service, accessories, tires and parts under one roof, positioning us to achieve our goal of becoming the category dominant one-stop shop for automotive maintenance products and services.

For the thirteen weeks ended August 4, 2007, our comparable sales (sales generated by locations in operation during the same period) decreased by 3.6% compared to an increase of 0.4% for the thirteen weeks ended July 29, 2006. This decrease in comparable sales consisted of a 5.1% decrease in comparable merchandise sales which was partially offset by a 3.8% increase in comparable service revenue. Comparable merchandise sales declined primarily due to the elimination of commercial delivery in fifty-five locations and fewer promotional offerings, while comparable service revenues were driven by an increased focus of the Company’s advertising to service offerings and opportunistic pricing initiatives.

Our net earnings for the second quarter of 2007 were $4,179,000 or $2,827,000 higher than the $1,352,000 net earnings for the second quarter of 2006. This increase in profitability was primarily due to improved service revenue margins and expense control initiatives, which were partially offset by fewer asset sales.

The following discussion explains the material changes in our results of operations for the thirteen (second quarter) and twenty-six weeks ended August 4, 2007 and the significant developments affecting our financial condition since February 3, 2007. We strongly recommend that you read the audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

LIQUIDITY AND CAPITAL RESOURCES – August 4, 2007

Our cash requirements arise principally from the purchase of inventory and capital expenditures related to existing stores, offices and warehouses and information systems. The capital expenditures for the twenty-six weeks ended August 4, 2007 were primarily for store maintenance and improvements. During the twenty-six weeks ended August 4, 2007, we invested approximately $18,345,000 in property and equipment versus $16,123,000 invested in the second quarter of fiscal 2006. We estimate that capital expenditures related to existing stores, warehouses and offices and information systems during fiscal 2007 will be approximately $45,000,000 to $55,000,000.

During the second quarter of 2007, we received $26,129,000 from the surrender of certain company-owned life insurance policies. The proceeds from the surrender of these non-core assets were used to repay borrowings under the Company’s revolving credit facility. In fiscal 2006, the Company received $6,981,000 from the sale of one of its stores.

We anticipate that our net cash provided by operating activities and our existing revolving credit facility will exceed our principal cash requirements for capital expenditures and inventory purchases in fiscal 2007. We have no material debt maturities due within the next twelve months.

During the second quarter of fiscal 2007, we completed a valuation of our owned store and distribution center properties.  We plan to begin to monetize a portion of these assets during the second half of fiscal 2007 through sale/leaseback transactions, with the initial use of proceeds expected to be the repayment of debt.

Working Capital increased from $163,960,000 at February 3, 2007 to $197,436,000 at August 4, 2007. At August 4, 2007, we had stockholders’ equity of $528,873,000 and long-term debt, net of current maturities, of $548,882,000. Our long-term debt was approximately 51% of our total capitalization at August 4, 2007 and 49% at February 3,

2007. As of August 4, 2007, we had further undrawn availability under our revolving credit facility totaling $174,000,000.

On June 29, 2007, the Company entered into a new $65,000,000 vendor financing program with JPMorgan Chase Bank, National Association that will replace our previous $20,000,000 vendor financing program once the final scheduled payments factored under this program are made in December 2007. Under these programs, the Company’s factor makes accelerated and discounted payments to our vendors and the Company, in turn, makes its regularly scheduled full vendor payments to the factor. As of August 4, 2007, the Company had an outstanding balance of $13,016,000 under these programs, classified as trade payable program liability in the consolidated balance sheet.

CONTRACTUAL OBLIGATIONS

The following charts represent our total contractual obligations and commercial commitments as of August 4, 2007:

Contractual Obligations (2)(3) (dollar amounts in thousands)	Total	Due in less than 1 year	Due in 1–3 years	Due in 3–5 years	Due after 5 years
Long-term debt (1)	$551,795	$3,224	$39,555	$6,400	$502,616
Operating leases	457,172	61,297	94,408	89,912	211,555
Asset purchase obligation under operating lease	116,505	116,505	—	—	—
Expected scheduled interest payments on all long–term debt	277,749	40,935	81,161	74,749	80,904
Capital leases	556	245	311	—	—
Total cash obligations	$1,403,777	$222,206	$215,435	$171,061	$795,075

(1) Long-term debt includes current maturities.

(2) The contractual obligations table excludes our defined benefit pension obligation. Future plan contributions are dependent upon actual plan asset returns and interest rates. For the thirteen weeks ended August 4, 2007, the Company contributed $300,000 of an anticipated $3,300,000 aggregate contribution during fiscal 2007, to its non-qualified defined benefit pension plan.

(3) The contractual obligations table excludes the Company’s FIN 48 liabilities of $3,037,000 because the Company cannot make a reliable estimate of the timing of the related cash payments.

Commercial Commitments		Due in less	Due in	Due in	Due after
(dollar amounts in thousands)	Total	than 1 year	1–3 years	3–5 years	5 years
Import letters of credit	$315	$115	$200	$—	$—
Standby letters of credit	63,065	51,335	11,730	—	—
Surety bonds	10,552	2,363	8,189	—	—
Purchase obligations (1)(2)	7,308	7,308	—	—	—
Total commercial commitments	$81,240	$61,121	$20,119	$—	$—

(1) Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time. We currently do not have minimum purchase commitments under our vendor supply agreements and generally our open purchase orders (orders that have not been shipped) are not binding agreements. Those purchase obligations that are in transit from our vendors at August 4, 2007 are considered to be a contractual obligation.

(2) In the first quarter of fiscal 2005, we entered into a contractual commitment to purchase approximately $4,800,000 of products over a six-year period. The commitment for years two through five is approximately $950,000 per year, while the final year’s commitment is approximately half that amount. Following year two, we are obligated to pay the vendor a per unit fee if there is a shortfall between our cumulative purchases during the two year period and the minimum purchase requirement. For years three through six, we are obligated to pay the vendor a per unit fee for any annual shortfall. The maximum annual obligation under any shortfall is approximately $950,000. At August 4, 2007, we expect to meet the cumulative minimum purchase requirements under this contract. Accordingly, no amounts attributable to this contractual commitment are included in the table.

DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, our discontinued operations continues to reflect the costs associated with the stores remaining from the 33 stores closed on July 31, 2003 as part of our corporate restructuring. The remaining reserve balance is immaterial.

During the second quarter of fiscal 2006, we sold a store that we leased back and continue to operate. Due to our significant continuing involvement with this store following the sale, we reclassified back into continuing operations, for all periods presented, this store’s revenues and costs that had been previously classified into discontinued operations during the third quarter of fiscal 2005, in accordance with SFAS No. 144 and EITF No. 03-13.

 RESULTS OF OPERATIONS

Thirteen Weeks Ended August 4, 2007 vs. Thirteen Weeks Ended July 29, 2006

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	August 4, 2007 (Fiscal 2007)		July 29, 2006 (Fiscal 2006)		Favorable (Unfavorable)

Merchandise Sales	82.1%		83.3%		(4.9)%
Service Revenue (1)	17.9		16.7		3.9
Total Revenues	100.0		100.0		(3.4)
Costs of Merchandise Sales (2)	69.7	(3)	71.1	(3)	6.7
Costs of Service Revenue (2)	88.7	(3)	93.8	(3)	1.8
Total Costs of Revenues	73.1		74.9		5.7
Gross Profit from Merchandise Sales	30.3	(3)	28.9	(3)	(0.3)
Gross Profit from Service Revenue	11.3	(3)	6.2	(3)	90.1
Total Gross Profit	26.9		25.1		3.5
Selling, General and Administrative Expenses	23.8		24.1		4.8
Net (Loss) Gain from Dispositions of Assets	—		1.1		(100.2)
Operating Profit	3.1		2.1		44.1
Non-operating Income	0.3		0.3		(12.5)
Interest Expense	2.2		2.1		(3.0)
Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	1.2		0.4		229.2
Income Tax Expense	37.5	(4)	27.9	(4)	(342.4)
Net Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	0.8		0.3		185.4
Discontinued Operations, Net of Tax	—		—		NM
Cumulative Effect of Change in Accounting Principle, Net of Tax	—		—		NM
Net Earnings	0.7		0.2		209.1

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

(4) As a percentage of Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle.

NM: Not Meaningful

Total revenues for the second quarter decreased 3.4%, with a 3.6% comparable revenues decrease, resulting primarily from a decline in retail and commercial merchandise sales. Comparable merchandise sales decreased 5.1%, while comparable service revenue increased 3.8%. The decline in merchandise sales was due primarily to the removal of commercial delivery from fifty-five stores and fewer promotional offerings. Service revenues were driven by an increased focus of the Company’s advertising to service offerings and opportunistic retail price increases.

While gross profit from merchandise sales was $354,000 lower in fiscal 2007 than in fiscal 2006, gross profit as a percentage of merchandise sales increased to 30.3% in fiscal 2007 from 28.9% in fiscal 2006. This product margin improvement resulted primarily from improved merchandise acquisition costs, sales of a more favorable (higher gross margin) mix of merchandise and opportunistic pricing initiatives.

Gross profit from service revenue increased, as a percentage of service revenue to 11.3% in fiscal 2007 from 6.2% in fiscal 2006. This was a 90.1% or $5,390,000 increase from the prior year. This increase, as a percentage of service revenue, was due primarily to increased leverage of fixed expenses, lower employee benefit expenses and favorable workers compensation experience.

Selling, general and administrative expenses, as a percentage of total revenues, were 23.8% and 24.1% in fiscal 2007 and fiscal 2006, respectively. This 4.8% or $6,699,000 decrease from the prior year resulted primarily from lower payroll and improving workers compensation experience. Fiscal year 2007 reflects $800,000 in outsourcing-related severance charges while fiscal year 2006 reflects a $2,100,000 favorable litigation settlement, a $1,100,000 severance charge for the Company’s former CEO and $1,400,000 in strategic review costs.

Net (loss) gain from dispositions of assets decreased from the prior year, as no stores were sold in the second quarter of fiscal 2007. A $6,329,000 gain resulting from a store sale was recorded in the second quarter of fiscal 2006.

Income tax expense for the second quarter of 2007 reflects a $4,227,000 tax benefit resulting from the favorable settlement of a previously uncertain tax position, which was partially offset by higher annual tax rate as a result of a taxable gain on the surrender of certain company-owned life insurance policies.

Net earnings of  $4,179,000 for the second quarter, improved $2,827,000 from the prior year primarily due to improved service revenue margins and lower selling, general and administrative expenses, which were partially offset by fewer asset sales.

Twenty-six Weeks Ended August 4, 2007 vs. Twenty-six Weeks Ended July 29, 2006

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Twenty-six weeks ended	August 4, 2007 (Fiscal 2007)		July 29, 2006 (Fiscal 2006)		Favorable (Unfavorable)
Merchandise Sales	81.8%		82.7%		(3.8)%
Service Revenue (1)	18.2		17.3		2.8
Total Revenues	100.0		100.0		(2.7)
Costs of Merchandise Sales (2)	70.3	(3)	71.6	(3)	5.5
Costs of Service Revenue (2)	88.4	(3)	91.3	(3)	0.5
Total Costs of Revenues	73.6		75.0		4.5
Gross Profit from Merchandise Sales	29.7	(3)	28.4	(3)	0.6
Gross Profit from Service Revenue	11.6	(3)	8.7	(3)	37.1
Total Gross Profit	26.4		25.0		2.8
Selling, General and Administrative Expenses	23.6		23.9		3.6
Net Gain from Dispositions of Assets	0.2		0.5		(61.0)
Operating Profit	3.0		1.7		73.5
Non-operating Income	0.3		0.4		(14.2)
Interest Expense	2.3		2.0		(12.0)
Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	1.1		0.1		900.9
Income Tax Expense	38.4	(4)	49.9	(4)	(670.8)
Net Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	0.7		0.1		1,129.9
Discontinued Operations, Net of Tax	—		—		NM
Cumulative Effect of Change in Accounting Principle, Net of Tax	—		—		NM
Net Earnings	0.7		0.1		1,033.1

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

(4) As a percentage of Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle.

NM: Not Meaningful

Total revenues for the first twenty-six weeks of fiscal 2007 decreased 2.7%, with a 3.0% comparable revenues decrease, resulting primarily from a decline in retail and commercial merchandise sales. Comparable merchandise sales decreased 4.1%, while comparable service revenue increased 2.6%. The decline in merchandise sales was primarily due to the removal of commercial delivery from fifty-five stores and fewer promotional offerings.

Gross profit as a percentage of merchandise sales increased to 29.7% in fiscal 2007 from 28.4% in fiscal 2006. This was a 0.6% or $1,604,000 increase from the prior year. This increase resulted primarily from improved merchandise acquisition costs, favorable (higher gross margin)  mix of merchandise, opportunistic retail price increases and a $1,300,000 gain on the settlement of an inventory insurance claim resulting from Hurricane Katrina.

Gross profit from service revenue increased, as a percentage of service revenue to 11.6% in fiscal 2007 from 8.7% in fiscal 2006. This was a 37.1% or $6,346,000 increase from the prior year. This increase, as a percentage of service revenue, was due primarily to increased leverage of fixed expenses.

Selling, general and administrative expenses, as a percentage of total revenues, were 23.6% and 23.9% in fiscal 2007 and fiscal 2006, respectively. This 3.6% or $9,848,000 decrease from the prior year resulted primarily from lower store payroll and employee benefits costs, favorable workers compensation experience and reduced media expense. Fiscal year 2007 reflects a $3,900,000 CEO transition charge and $800,000 in outsourcing-related severance charges, while fiscal year 2006 reflects a $2,300,000 favorable insurance settlement, a $2,100,000 favorable litigation settlement, a $1,100,000 severance charge for the Company’s former CEO and $2,775,000 in strategic review costs.

Net gain from dispositions of assets decreased $3,672,000 from the prior year. While no stores were sold in fiscal 2007, the Company did record a $2,400,000 gain due to the settlement of an insurance claim relating to stores impaired during Hurricane Katrina in 2005. Fiscal 2006 reflects a $6,329,000 gain from the sale of a store recorded in the second quarter of fiscal 2006.

Interest expense increased $2,682,000 due to an increase in the Company’s weighted average interest rate and higher debt levels.

Net earnings improved by $6,705,000 from the prior fiscal year, primarily due to improved service revenue margins and lower selling, general and administrative expenses, which were partially offset by fewer asset sales and higher interest expense.

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

The following table presents the revenues and gross profit for each area of the business.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(Dollar amounts in thousands)	2007	2006	2007	2007

Retail Sales (1)	$322,464	$353,554	$637,167	$681,511
Service Center Revenue (2)	236,425	225,011	467,735	453,655
Total Revenues	$558,889	$578,565	$1,104,902	$1,135,166

Gross Profit from Retail Sales (3)	$93,141	$100,179	$182,885	$189,768
Gross Profit from Service Center Revenue (3)	56,997	44,923	109,045	94,212
Total Gross Profit	$150,138	$145,102	$291,930	$283,980

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

NEW ACCOUNTING STANDARDS TO BE ADOPTED

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines the term fair value, establishes a framework for measuring it within generally accepted accounting principles and expands disclosures about its measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

In March 2007, the EITF reached a consensus on Issue Number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” (EITF 06-10). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, although early adoption is permitted. We are currently evaluating the impact of EITF 06-10 on our consolidated financial statements.

In June 2007, the FASB ratified EITF Issue Number 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS No. 123(R), “Share-Based Payment”, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified non-vested equity shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective prospectively for the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of EITF 06-11 on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Additionally, the Company estimates its interim product gross margins in accordance with Accounting Principles Bulletin No. 28, “Interim Financial Reporting”.

On an on-going basis, we evaluate our estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, risk participation agreements and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to “Critical Accounting Policies and Estimates” as reported in our Form
10-K for the fiscal year ended February 3, 2007, which disclosures are hereby incorporated by reference.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement, changes in LIBOR could affect the rates at which the Company could borrow funds thereunder. At August 4, 2007, the Company had borrowings of $33,155,000 under this facility. Additionally, the Company has a $318,400,000 Senior Secured Term Loan facility that bears interest at LIBOR plus 2.0%, and approximately $116,505,000 of real estate operating leases which vary based on changes in LIBOR.

On June 3, 2003, we entered into an interest rate swap which was designated as a cash flow hedge of the Company’s real estate operating lease payments. During the fourth quarter 2006, we removed the designation as a cash flow hedge and will record the change in fair value through the operating statement until its termination date on July 1, 2008. During the twenty-six weeks ended August 4, 2007, a $648,000 expense was recorded in cost of merchandise sales for the change in fair value of this swap.

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

As of August 4, 2007 and February 3, 2007, the fair values of the interest rate swaps were $3,691,000 and $5,522,000, respectively.  $791,000 ($717,000, net of tax) of the $1,831,000 decline in fair value was included in Accumulated Other Comprehensive Loss on the consolidated balance sheet.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms solely due to the fact that there was a material weakness in one of our internal controls over financial reporting (which are a subset of disclosure controls and procedures) as described below.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter covered by this report, a change in the Company’s internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting in that the Company determined it had a material weakness in its financial reporting control related to preparation and review of the Company’s supplemental guarantor information footnote and consolidated statement of cash flows presentation resulting from the errors described in Notes 11 and 15.

Other than described above, there was no change in the Company’s internal control over financial reporting occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5.  Other Information

As indicated in Notes 11 and 15, in preparing this Form 10-Q for the fiscal period ended August 4, 2007, errors were identified relating to our supplemental guarantor information note and the presentation of the certain line items line in the financing section of the consolidated statement of cash flows. Accordingly, this Form 10-Q includes restated financial information for prior periods. These same errors also exist in the previously issued Form 10-K for the fiscal year ended February 3, 2007 and Form 10-Q for the quarterly period ended May 5, 2007.

The Company will file as soon as reasonably practicable a Form 10-K/A (“Form 10-K/A”) for the fiscal year ended February 3, 2007 for the purpose of correcting its Supplemental Guarantor Information Note as it relates to the condensed consolidating financial statements of Pep Boys (parent corporation) and its Subsidiary Guarantors.  The Form 10-K/A will also include corrections for the other errors.  The Company will file contemporaneously with the Form 10-K/A, a Form 10-Q/A for the fiscal quarter ended May 5, 2007 to correct such errors.

Such errors have no impact, for any previously completed period, on the Company’s (i) consolidated balance sheets, (ii) consolidated statements of operations, (ii) net cash flows from operating activities, investing activities or financing activities included in the consolidated statements of cash flows or (iii) the balance sheets, statements of operations or statements of cash flows for the Non-Subsidiary Guarantors or the Consolidated entities, which are included in “NOTE 8-SUPPLEMENTAL GUARANTOR INFORMATION” to the Form 10-K for the year ended February 3, 2007.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During the fourth quarter of 2006 and the first quarter of 2007, the Company was served with four separate lawsuits brought by former associates employed in California, each of which lawsuits purports to be a class action on behalf of all current and former California store associates.  One or more of the lawsuits claim that the plaintiff was not paid for (i) overtime, (ii) accrued vacation time, (iii) all time worked (i.e. “off the clock” work) and/or (iv) late or missed meal periods or rest breaks.   The plaintiffs also allege that the Company violated certain record keeping requirements arising out of the foregoing alleged violations.  The lawsuits (i) claim these alleged practices are unfair business practices, (ii) request back pay, restitution, penalties, interest and attorney fees and (iii) request that the Company be enjoined from committing further unfair business practices. The Company believes that it has meritorious defenses to all of these claims and intends to defend these claims vigorously.   However, an adverse

determination of these claims could have a material effect on the Company’s results of operations in the period(s) during which they are determined.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1*	THE PEP BOYS – MANNY, MOE & JACK PENSION PLAN AMENDMENT 2007-1

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* - Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date:	September 18, 2007	by:	/s/ Harry F. Yanowitz

Harry F. Yanowitz
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

10.1*	THE PEP BOYS – MANNY, MOE & JACK PENSION PLAN AMENDMENT 2007-1

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* - Management contract or compensatory plan or arrangement.