Form 10-K/A
period 2007-02-03
PEP BOYS MANNY MOE & JACK
filed 2007-11-02
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K/A (“Amendment No. 1”) is being filed in order to reflect the restatement of previously issued consolidated financial statements as of February 3, 2007 and January 28, 2006, and for each of the three years in the period ended February 3, 2007 included in the original Annual Report on Form 10-K for the fiscal year ended February 3, 2007, previously filed on April 18, 2007 (the “Original Filing”).

Subsequent to the issuance of the Company’s consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” in the Original Filing, the Company determined that certain information in the condensed consolidating financial statements presented in the supplemental guarantor information note (Note 8) contained errors. The correction of these errors has no impact, for any previously reported period, on the Company’s (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders’ equity, or (iv) consolidated statements of cash flows.

In addition, the Company corrected its presentation of borrowings and payments under its line of credit agreement and vendor financing trade payable program to a gross basis versus a net basis in its consolidated statements of cash flows for each of the three years in the period ended February 3, 2007 and corrected, for the fiscal year ended January 29, 2005, the classification of the borrowings under the vendor financing trade payable program, which resulted in a decrease in cash flows provided by operating activities and a corresponding increase in cash flows provided by financing activities in the amount of $7.2 million. For further discussion regarding the restatement, see “Note 18—Restatement of Previously Issued Financial Statements” under “Notes to Consolidated Financial Statements” included in Item 8.

This Amendment No. 1 on Form 10-K/A amends and restates only Items 8 and 9A of Part II and Item 15 of Part IV of the Original Filing to reflect the restatement of the Company’s consolidated financial statements and notes thereto for the periods presented. The remaining items contained within this Amendment No. 1 on Form 10-K/A consist of all other items originally contained in the Form 10-K for the fiscal year ended February 3, 2007. These remaining items are not amended hereby, but are included for the convenience of the reader. Except for the foregoing amended information, this Amendment No. 1 on Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. We are also updating the Signature Page and certifications of our Chief Executive and Financial Officers contained in Exhibits 31.1, 31.2, 32.1 and 32.2.

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

STOCK PRICE PERFORMANCE

The following graph compares the cumulative total return on shares of Pep Boys Stock over the past five years with the cumulative total return on shares of companies in (1) the Standard & Poor’s SmallCap 600 Index, (2) the S&P 600 Specialty Stores Index and (3) the S&P 600 Automotive Retail Index. Pep Boys moved from the S&P 600 Specialty Stores Index to the S&P 600 Automotive Retail Index upon its formation in May 2005. Until such time as the S&P 600 Automotive Retail index has five years of history, Pep Boys will show a comparison to both peer group indexes. The comparison assumes that $100 was invested in January 2002 in Pep Boys Stock and in each of the indices and assumes reinvestment of dividends.

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

		Due in less	Due in	Due in	Due after
Commercial Commitments	Total	than 1 year	1 - 3 years	3 - 5 years	5 years
	(dollar amounts in thousands)
Import letters of credit	$487	$487	$—	$—	$—
Standby letters of credit	55,708	42,708	13,000	—	—
Surety bonds	11,224	11,016	208	—	—
Purchase obligations(1)(2)	18,011	15,398	1,900	713	—
Total commercial commitments	$85,430	$69,609	$15,108	$713	$—

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

(2)          In the first quarter of fiscal 2005, we entered into a contractual commitment to purchase approximately $4,800,000 of products over a six-year period. The commitment for years two through five is approximately $950,000 per year, while the final year’s commitment is approximately half that amount. Following year two, we are obligated to pay the vendor a per unit fee if there is a shortfall between our cumulative purchases during the two year period and the minimum purchase requirement. For years three through six, we are obligated to pay the vendor a per unit fee for any annual shortfall. The maximum annual obligation under any shortfall is approximately $950,000. At February 3, 2007, we expect to meet the cumulative minimum purchase requirements under this contract.

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

Off-balance Sheet Arrangements

In the third quarter of fiscal 2004, the Company entered into a $35,000,000 operating lease for certain operating equipment at an interest rate of LIBOR plus 2.25%. The Company has evaluated this transaction in accordance with the guidance of Financial Accounting Standards Board Interpretation Number (FIN) 46 and re-evaluated the transaction under FIN 46R and has determined that it is not required to consolidate the leasing entity. As of February 3, 2007, there was an outstanding commitment of $14,938,000 under the lease. The lease includes a residual value guarantee with a maximum value of approximately $172,000. The Company expects the fair market value of the leased equipment to substantially reduce or eliminate the Company’s payment under the residual guarantee at the end of the lease term. In accordance with FIN 45, the Company has recorded a liability for the fair value of the guarantee related to this operating lease. As of February 3, 2007 and January 28, 2006, the current value of this liability was $71,000 and $105,000, respectively, which is recorded in other long-term liabilities on the consolidated balance sheets.

On August 1, 2003, the Company renegotiated $132,000,000 in operating leases. These leases, which expire on August 1, 2008, have lease payments with an effective rate of LIBOR plus 2.06%. The Company has evaluated this transaction in accordance with the guidance of FIN 46 and re-evaluated the transaction under FIN 46R and has determined that it is not required to consolidate the leasing entity. The leases include a residual value guarantee with a maximum value of approximately $105,000,000. The Company expects the fair market value of the leased real estate to substantially reduce or eliminate the Company’s payment under the residual guarantee at the end of the lease term. In accordance with FIN 45, the Company has recorded a liability for the fair value of the guarantee related to this operating lease. As of February 3, 2007, the current value of this liability was $1,496,000, which is recorded in other long-term liabilities on the consolidated balance sheets. As of February 3, 2007, there was an outstanding commitment of $117,627,000 under the lease.

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

The Company believes that the following represent its more critical estimates and assumptions used in the preparation of the consolidated financial statements, although not all inclusive:

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

RECENT ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This statement simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for financial instruments acquired or issued after the beginning of our fiscal year 2007. We are currently evaluating the impact of SFAS No. 155 on our consolidated financial statements and will adopt the standard February 4, 2007.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We are currently evaluating the impact of SFAS No. 156 on our consolidated financial statements and will adopt the standard February 4, 2007.

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

Interest Rate Swap

On June 3, 2003, the Company entered into an interest rate swap for a notional amount of $130,000,000. The Company had designated the swap as a cash flow hedge of the Company’s real estate operating lease payments. The interest rate swap converts the variable LIBOR portion of the lease payment to a fixed rate of 2.90% and terminates on July 1, 2008. If the critical terms of the interest rate swap or hedge item do not change, the interest rate swap is considered to be highly effective with all changes in fair value included in other comprehensive income. As of February 3, 2007 and January 28, 2006, the fair value was $4,150,000 and $5,790,000, respectively. In the fourth quarter of fiscal 2006, the Company determined it was not in compliance with FAS 133 for hedge accounting and, accordingly, recorded a reduction of rent expense, which is included in Costs of Merchandise and Costs of Service Revenues, for the cumulative fair value change of $4,150,000. This change in fair value had previously been recorded in Accumulated Other Comprehensive Income (Loss) on the consolidated balance sheets. The Company evaluated the impact of this error, along with three other errors discussed in the next sentence, on an annual and quarterly basis and concluded there was no material impact on the fourth quarter of fiscal 2006 or any historical periods, on an individual or aggregate basis. The three other errors consisted of: (i) $3,700,000 of amortization expense on leasehold improvements classified in land and therefore not depreciated, (ii) $500,000 of understated closed store reserves and (iii) $400,000 of an overstated accrual for non-qualified defined contributions. The Company corrected these errors in the fourth quarter of fiscal 2006, resulting in no material impact to the consolidated financial statements. The Company has removed its designation as a cash flow hedge on this transaction and records the change in fair value through its operating statement until the date of termination.

On November 2, 2006, the Company entered into an interest rate swap for a notional amount of $200,000,000. The Company has designated the swap a cash flow hedge on the first $200,000,000 of the Company’s $320,000,000 senior secured notes. The interest rate swap converts the variable LIBOR portion of the interest payments to a fixed rate of 5.036% and terminates in October 2013. The Company did not meet the documentation requirements of SFAS No. 133, at inception or as of February 3, 2007 and, accordingly, recorded the increase in the fair value of the interest rate swap of $1,490 as a reduction to Interest Expense. The Company intends to meet the documentation requirements of SFAS No. 133 for hedge accounting in the first quarter of fiscal 2007 and will then record the effective portion of the change in fair value through Accumulated Other Comprehensive Income (Loss).

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

As discussed in Note 18, the accompanying consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 18, 2007 (October 29, 2007 as to the effects of the material weakness discussed in Management’s Report On Internal Control Over Financial Reporting, as revised) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the material weakness.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 18, 2007 (October 29, 2007 as to the effects of the restatement discussed in Note 18)

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

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
The Pep Boys—Manny, Moe & Jack and Subsidiaries
(dollar amounts in thousands)

	Year ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(As restated, See Note 18)	(As restated, See Note 18)	(As restated, See Note 18)
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(2,549)	$(37,528)	$23,579
Adjustments to Reconcile Net (Loss) Earnings to Net Cash Provided by (Used in) Continuing Operations:
Net loss (earnings) from discontinued operations	738	(292)	2,087
Depreciation and amortization	88,476	79,887	76,620
Cumulative effect of change in accounting principle, net of tax	(189)	2,021	—
Accretion of asset retirement obligation	269	109	135
Loss on defeasance of convertible debt	755	—	—
Stock compensation expense	3,051	2,049	1,184
Cancellation of vested stock options	(1,056)	—	—
Deferred income taxes	(8,316)	(27,792)	26,853
Deferred gain on sale leaseback	—	—	(130)
Reduction in asset retirement liability	—	(1,815)	—
Gain from sales of assets	(15,297)	(4,826)	(11,848)
Loss on impairment of assets	840	4,200	—
Change in fair value of derivatives	(5,568)	—	—
Excess tax benefits from stock based awards	(95)	—	—
Increase in cash surrender value of life insurance policies	(2,143)	(3,389)	(3,540)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other	24,045	15,166	(17,753)
Decrease (increase) in merchandise inventories	9,250	(13,532)	(49,198)
Increase (decrease) in accounts payable	3,549	(49,041)	(31,624)
(Decrease) increase in accrued expenses	(4,165)	(18,864)	25,853
Increase (decrease) in other long-term liabilities	2,093	16,760	(1,272)
Net Cash Provided by (Used in) Continuing Operations	93,688	(36,887)	40,964
Net Cash Used in Discontinued Operations	(1,258)	(1,500)	(2,732)
Net Cash Provided by (Used in) Operating Activities	92,430	(38,387)	38,214
Cash Flows from Investing Activities:
Cash paid for property and equipment	(50,212)	(85,945)	(88,068)
Proceeds from sales of assets	17,542	4,043	18,021
Proceeds from sales of assets held for disposal	—	6,913	—
(Repayment) proceeds from life insurance policies	(24,669)	24,655	—
Premiums paid on life insurance policies	—	(605)	(1,778)
Net Cash Used in Continuing Operations	(57,339)	(50,939)	(71,825)
Net Cash Provided by Discontinued Operations	—	916	13,327
Net Cash Used in Investing Activities	(57,339)	(50,023)	(58,498)
Cash Flows from Financing Activities:
Borrowings under line of credit agreements	586,993	628,066	667,121
Payments under line of credit agreements	(635,562)	(570,081)	(659,019)
Excess tax benefits from stock based awards	95	—	—
Borrowings on trade payable program liability	76,713	107,618	7,237
Payments on trade payable program liability	(73,879)	(96,462)	(7,216)
Payments for finance issuance costs	(2,217)	(5,150)	(5,500)
Proceeds from issuance of notes	121,000	200,000	200,000
Reduction of long-term debt	(2,263)	(183,459)	(189,991)
Reduction of convertible debt	(119,000)	—	(31,000)
Payments on capital lease obligations	(227)	(383)	(1,040)
Dividends paid	(14,757)	(14,686)	(15,676)
Repurchase of common stock	—	(15,562)	(39,718)
Proceeds from issuance of common stock	—	—	108,854
Proceeds from exercise of stock options	722	3,071	6,887
Proceeds from dividend reinvestment plan	894	961	1,119
Net Cash (Used in) Provided by Financing Activities	(61,488)	53,933	42,058
Net (Decrease) Increase in Cash and Cash Equivalents	(26,397)	(34,477)	21,774
Cash and Cash Equivalents at Beginning of Year	48,281	82,758	60,984
Cash and Cash Equivalents at End of Year	$21,884	$48,281	$82,758
Cash paid for interest, net of amounts capitalized	$46,245	$50,602	$30,019
Cash received from income tax refunds	$1	$10,097	$23,290
Cash paid for income taxes	$632	$1,770	$48,732
Supplemental Disclosure of Cash Flow Information:
Non-cash investing activities:
Changes in accrued purchases of property and equipment	$3,691	$6,138	$15,698
Write off of equipment and recognition of insurance receivable	$—	$345	$—
Non-cash financing activities:
Equipment capital leases	$84	$789	$1,413
Repurchase of common stock not settled	$7,311	$—	$—

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

During the fourth quarter of fiscal 2006, the Company changed its process for counting its physical inventories. Previously, the Company conducted, using its own employees, a physical inventory count of its inventory during the last weekend of its fiscal year and estimated its inventory levels, including shrink estimates, as of the end of the first three fiscal quarters of each year. The Company now utilizes a third party to conduct physical counts of its inventory throughout the year and then utilizes a systemized roll-forward process to determine its physical inventory levels at the end of each fiscal quarter. As a result of this change, the Company established, and will revise quarterly, a reserve for estimated inventory shrinkage based upon the historical results of its cycle count program.

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

INCOME TAXES   The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are determined based upon enacted tax laws and rates applied to the differences between the financial statement and tax bases of assets and liabilities.

ADVERTISING   The Company expenses the production costs of advertising the first time the advertising takes place. Gross advertising expense for 2006, 2005, and 2004 was $84,206, $85,809 and $73,996, respectively. No advertising costs were recorded as assets as of February 3, 2007 or January 28, 2006.

The Company restructured substantially all of its vendor agreements in the fourth quarter of fiscal 2005 to provide flexibility in how the Company can use vendor support funds, and eliminate the administrative burden associated with tracking the application of such funds. Therefore, in fiscal 2006, substantially all vendor support funds were treated as a reduction of inventories and are recognized as a reduction to cost of merchandise sales as inventories are subsequently sold.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION   At February 3, 2007, the Company has three stock-based employee compensation plans, which are described in full in Note 11, “Equity Compensation Plans.”

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

The Company recognized approximately $1,340 of compensation expense related to stock options, and approximately $1,711 of compensation expense related to restricted stock units (RSUs), in its operating results (included in selling, general and administrative expenses) for fiscal year 2006. The related tax benefit recognized was approximately $894. Compensation expense for RSUs was $2,049 and $1,184, for fiscal year 2005 and 2004 respectively, and was included in selling, general and administrative expenses. The cumulative effect from adopting the provisions of SFAS No. 123R in fiscal year 2006 was $189 benefit, net of tax.

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

SELF INSURANCE   The Company has risk participation arrangements with respect to workers’ compensation, general liability, automobile liability, and other casualty coverages. The Company has a wholly owned captive insurance subsidiary through which it reinsures this retained exposure. This subsidiary uses both risk sharing pools and third party insurance to manage this exposure. In addition, the Company self insures certain employee-related health care benefit liabilities. The Company maintains stop loss coverage with third party insurers through which it reinsures certain of its casualty and health care benefit liabilities. The Company records both liabilities and reinsurance receivables using actuarial methods utilized in the insurance industry based upon our historical claims experience.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

RECENT ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This statement simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for financial instruments acquired or issued after the beginning of our fiscal year 2007. We are currently evaluating the impact of SFAS No. 155 on our consolidated financial statements and will adopt the standard February 4, 2007.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We are currently evaluating the impact of SFAS No. 156 on our consolidated financial statements and will adopt the standard February 4, 2007.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines the term fair value, establishes a framework for measuring it within generally accepted accounting principles and expands disclosures about its measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS No. 157 will have on our consolidated financial statements beginning in fiscal 2008.

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

The TERMS were retired on January 27, 2006 with proceeds from the Company’s Senior Secured Term Loan facility. In retiring the TERMS, the Company was obligated to purchase a call option, which, if exercised, would have allowed the securities to be remarketed through a maturity date of July 7, 2016. The $8,100 redemption price of the call option, which was terminated on January 27, 2006, was based upon the then present value of the remaining payments on the TERMS through July 17, 2016, at 5.45%, discounted at the 10-year Treasury rate.

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

On October 27, 2006, the Company amended and restated its Senior Secured Term Loan Facility to increase its size from $200,000 to $320,000. Proceeds from the facility were used to satisfy and discharge the Company’s outstanding $119,000 4.25% Convertible Senior Notes due June 1, 2007 by deposit into an

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

escrow fund with an independent trustee. The right of the holders of the convertible notes to convert them into shares of the Company’s common stock, at any time until the June 1, 2007 maturity date, survives such satisfaction and discharge. The conversion price is approximately $22.40 per share. The Company recorded a non-cash charge for the value of such conversion right, approximately $755 as determined by the Black-Scholes method, and $430 for deferred financing cost.

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

NOTE 5—LEASE AND OTHER COMMITMENTS

On October 18, 2004, the Company entered into a Master Lease agreement providing for the lease of up to $35,000 of new point-of-sale hardware for the Company’s stores at an interest rate of LIBOR plus 2.25%. This Master Lease is reflected in the Company’s consolidated financial statements as an operating lease. The Company has evaluated this transaction in accordance with the guidance of FIN 46 and re-evaluated the transaction under FIN 46R and has determined that it is not required to consolidate the leasing entity. The Company has an outstanding commitment of approximately $14,938 and $20,507 on this operating lease facility as of February 3, 2007 and January 28, 2006. The lease includes a residual value guarantee with a maximum value of approximately $172. The Company expects the fair market value of the leased equipment to substantially reduce or eliminate the Company’s payment under the residual guarantee at the end of the lease term.

In accordance with FIN 45, the Company has recorded a liability for the fair value of the guarantee related to this operating lease. As of February 3, 2007 and January 28, 2006, the current value of this liability was $71 and $105, respectively, which is recorded in other long-term liabilities on the consolidated balance sheets.

On August 1, 2003, the Company renegotiated $132,000 of store and distribution center operating leases. These leases, which expire on August 1, 2008, have lease payments with an effective rate of LIBOR plus 2.06%. The Company has evaluated this transaction in accordance with the guidance of FIN 46 and re-evaluated the transaction under FIN 46R and has determined that it is not required to consolidate the leasing entity. As of February 3, 2007 and January 28, 2006 there was an outstanding commitment of $117,627 and $123,970 under the leases. The leases include a residual value guarantee with a maximum value of approximately $105,000. The Company expects the fair market value of the leased real estate to substantially reduce or eliminate the Company’s payment under the residual guarantee at the end of the lease term.

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

NOTE 8—SUPPLEMENTAL GUARANTOR INFORMATION

The Company’s $200,000 aggregate principal amount of 7.50% Senior Subordinated Notes (the “Notes”) are fully and unconditionally and joint and severally guaranteed by certain of the Company’s direct and indirectly wholly-owned subsidiaries—namely, The Pep Boys Manny Moe & Jack of California, Pep Boys—Manny, Moe & Jack of Delaware, Inc., Pep Boys—Manny, Moe & Jack of Puerto Rico, Inc. and PBY Corporation, (collectively, the “Subsidiary Guarantors”). The Notes are not guaranteed by the Company’s wholly owned subsidiary, Colchester Insurance Company.

The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of February 3, 2007 and January 28, 2006 and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 for (i) the Company (“Pep Boys”) on a parent only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Subsidiary Guarantors on a combined basis including the consolidation by PBY Corporation of its wholly owned subsidiary, The Pep Boys Manny Moe & Jack of California, (iii) the subsidiary of the Company that does not guarantee the Notes, and (iv) the Company on a consolidated basis.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING BALANCE SHEET

As of February 3, 2007	Pep Boys*	Subsidiary Guarantors*	Subsidiary Non- Guarantors	Consolidation / Elimination*	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$13,581	$7,946	$357	$—	$21,884
Accounts receivable, net	17,377	12,205	—	—	29,582
Merchandise inventories	211,445	395,597	—	—	607,042
Prepaid expenses	24,511	13,469	20,044	(18,760)	39,264
Other	—	2,255	75,038	(6,925)	70,368
Total Current Assets	266,914	431,472	95,439	(25,685)	768,140
Property and Equipment—at cost:
Land	78,507	166,767	12,893	(6,462)	251,705
Buildings and improvements	310,952	607,948	20,937	(10,612)	929,225
Furniture, fixtures and equipment	289,005	395,037	—	—	684,042
Construction in progress	2,654	810	—	—	3,464
	681,118	1,170,562	33,830	(17,074)	1,868,436
Less accumulated depreciation and	382,363	576,186	239	3,401	962,189
Total Property and Equipment—Net	298,755	594,376	33,591	(20,475)	906,247
Investment in subsidiaries*	1,589,279	—	—	(1,589,279)	—
Intercompany receivable*	—	684,520	81,160	(765,680)	—
Deferred income taxes	24,828	—	—	—	24,828
Other	63,843	4,141	—	—	67,984
Total Assets*	$2,243,619	$1,714,509	$210,190	$(2,401,119)	$1,767,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$265,480	$9	$—	$—	$265,489
Trade payable program liability	13,990	—	—	—	13,990
Accrued expenses*	43,815	72,692	195,321	(19,548)	292,280
Current deferred taxes	6,344	28,724	—	(6,137)	28,931
Current maturities of long-term debt and obligations under capital leases	3,490	—	—	—	3,490
Total Current Liabilities*	333,119	101,425	195,321	(25,685)	604,180
Long-term debt and obligations under capital leases, less current maturities	523,735	11,296	—	—	535,031
Other long-term liabilities*	53,330	27,378	—	(20,475)	60,233
Intercompany liabilities*	765,680	—	—	(765,680)	—
Stockholders’ Equity:
Common stock*	68,557	2	100	(102)	68,557
Additional paid-in capital*	289,384	386,857	3,900	(390,757)	289,384
Retained earnings*	463,797	1,187,551	10,869	(1,198,420)	463,797
Accumulated other comprehensive loss	(9,380)	—	—	—	(9,380)
Less:
Cost of shares in treasury	185,339	—	—	—	185,339
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity*	567,755	1,574,410	14,869	(1,589,279)	567,755
Total Liabilities and Stockholders’ Equity*	$2,243,619	$1,714,509	$210,190	$(2,401,119)	$1,767,199

*                     As restated. See Note 18

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING BALANCE SHEET

As of January 28, 2006	Pep Boys*	Subsidiary Guarantors*	Subsidiary Non- Guarantors	Consolidation / Elimination*	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$12,019	$6,953	$29,309	$—	$48,281
Accounts receivable, net	20,030	16,404	—	—	36,434
Merchandise inventories	209,384	406,908	—	—	616,292
Prepaid expenses	33,765	9,678	19,000	(21,491)	40,952
Other	6,116	8,960	70,370	—	85,446
Assets held for disposal	—	652	—	—	652
Total Current Assets	281,314	449,555	118,679	(21,491)	828,057
Property and Equipment—at cost:
Land	86,805	170,997	—	—	257,802
Buildings and improvements	316,725	599,855	—	—	916,580
Furniture, fixtures and equipment	278,742	392,447	—	—	671,189
Construction in progress	15,261	597	—	—	15,858
	697,533	1,163,896	—	—	1,861,429
Less accumulated depreciation and	364,793	549,247	—	—	914,040
Total Property and Equipment—Net	332,740	614,649	—	—	947,389
Investment in subsidiaries*	1,517,873	—	—	(1,517,873)	—
Intercompany receivable*	—	630,081	84,563	(714,644)	—
Other	42,144	3,723	—	440	46,307
Total Assets*	$2,174,071	$1,698,008	$203,242	$(2,253,568)	$1,821,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$261,931	$9	$—	$—	$261,940
Trade payable program liability	11,156	—	—	—	11,156
Accrued expenses	45,410	90,428	195,472	(40,549)	290,761
Current deferred taxes	64	21,690	(6,337)	—	15,417
Current maturities of long-term debt and obligations under capital leases	1,257	—	—	—	1,257
Total Current Liabilities	319,818	112,127	189,135	(40,549)	580,531
Long-term debt and obligations under capital leases, less current maturities	423,572	43,667	—	—	467,239
Convertible long-term debt, less current maturities	119,000	—	—	—	119,000
Other long-term liabilities	9,625	28,359	—	19,497	57,481
Intercompany liabilities*	714,643	—	—	(714,643)	—
Deferred income taxes	(7,152)	10,089	—	—	2,937
Stockholders’ Equity:
Common stock*	68,557	2	100	(102)	68,557
Additional paid-in capital*	288,098	386,857	3,900	(390,757)	288,098
Retained earnings*	481,926	1,116,907	10,107	(1,127,014)	481,926
Accumulated other comprehensive loss	(3,565)	—	—	—	(3,565)
Less:
Cost of shares in treasury	181,187	—	—	—	181,187
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity*	594,565	1,503,766	14,107	(1,517,873)	594,565
Total Liabilities and Stockholders’ Equity*	$2,174,071	$1,698,008	$203,242	$(2,253,568)	$1,821,753

*                     As restated. See Note 18

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended February 3, 2007	Pep Boys	Subsidiary Guarantors*	Subsidiary Non- Guarantors	Consolidation / Elimination*	Consolidated
Merchandise Sales	$653,284	$1,223,006	$—	$—	$1,876,290
Service Revenue	138,088	257,783	—	—	395,871
Other Revenue	—	—	27,407	(27,407)	—
Total Revenues	791,372	1,480,789	27,407	(27,407)	2,272,161
Costs of Merchandise Sales	467,514	868,822	—	—	1,336,336
Costs of Service Revenue	126,853	237,216	—	—	364,069
Costs of Other Revenue	—	—	32,020	(32,020)	—
Total Costs of Revenues	594,367	1,106,038	32,020	(32,020)	1,700,405
Gross Profit from Merchandise Sales	185,770	354,184	—	—	539,954
Gross Profit from Service Revenue	11,235	20,567	—	—	31,802
Gross Loss from Other Revenue	—	—	(4,613)	4,613	—
Total Gross Profit (Loss)	197,005	374,751	(4,613)	4,613	571,756
Selling, General and Administrative Expenses	187,672	358,496	355	4,508	551,031
Net Gain from Dispositions of Assets	35	15,262	—	—	15,297
Operating Profit (Loss)	9,368	31,517	(4,968)	105	36,022
Non-Operating (Expense) Income	(18,282)	125,271	1,695	(101,661)	7,023
Interest Expense (Income)	107,102	49,003	(5,207)	(101,556)	49,342
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(116,016)	107,785	1,934	—	(6,297)
Income Tax (Benefit) Expense	(41,395)	36,452	646	—	(4,297)
Equity in Earnings of Subsidiaries*	71,932	—	—	(71,932)	—
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle*	(2,689)	71,333	1,288	(71,932)	(2,000)
Loss From Discontinued Operations, Net of Tax	(49)	(689)	—	—	(738)
Cumulative Effect of Change in Accounting Principle, Net of Tax	189	—	—	—	189
Net (Loss) Earnings*	$(2,549)	$70,644	$1,288	$(71,932)	$(2,549)

*                    As restated. See Note 18

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended January 28, 2006	Pep Boys	Subsidiary Guarantors*	Subsidiary Non- Guarantors	Consolidation / Elimination*	Consolidated
Merchandise Sales	$643,353	$1,211,055	$—	$—	$1,854,408
Service Revenue	132,281	251,340	—	—	383,621
Other Revenue	—	—	29,500	(29,500)	—
Total Revenues	775,634	1,462,395	29,500	(29,500)	2,238,029
Costs of Merchandise Sales	474,965	902,587	—	—	1,377,552
Costs of Service Revenue	120,320	232,890	—	—	353,210
Costs of Other Revenue	—	—	34,188	(34,188)	—
Total Costs of Revenues	595,285	1,135,477	34,188	(34,188)	1,730,762
Gross Profit from Merchandise Sales	168,388	308,468	—	—	476,856
Gross Profit from Service Revenue	11,961	18,450	—	—	30,411
Gross Loss from Other Revenue	—	—	(4,688)	4,688	—
Total Gross Profit (Loss)	180,349	326,918	(4,688)	4,688	507,267
Selling, General and Administrative Expenses	176,812	341,491	327	4,688	523,318
Net (Loss) Gain from Dispositions of Assets	(675)	5,501	—	—	4,826
Operating Profit (Loss)	2,862	(9,072)	(5,015)	—	(11,225)
Non-Operating (Expense) Income	(18,682)	92,005	575	(70,001)	3,897
Interest Expense (Income)	88,928	33,987	(3,874)	(70,001)	49,040
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(104,748)	48,946	(566)	—	(56,368)
Income Tax (Benefit) Expense	(36,957)	16,600	(212)	—	(20,569)
Equity in Earnings of Subsidiaries*	30,793	—	—	(30,793)	—
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle*	(36,998)	32,346	(354)	(30,793)	(35,799)
Gain (Loss) From Discontinued Operations, Net of Tax	324	(32)	—	—	292
Cumulative Effect of Change in Accounting Principle, Net of Tax	(854)	(1,167)	—	—	(2,021)
Net (Loss) Earnings*	$(37,528)	$31,147	$(354)	$(30,793)	$(37,528)

*                    As restated. See Note 18

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended January 29, 2005	Pep Boys	Subsidiary Guarantors*	Subsidiary Non- Guarantors	Consolidation / Elimination*	Consolidated
Merchandise Sales	$647,135	$1,215,880	$—	$—	$1,863,015
Service Revenue	141,915	267,966	—	—	409,881
Other Revenue	—	—	28,432	(28,432)	—
Total Revenues	789,050	1,483,846	28,432	(28,432)	2,272,896
Costs of Merchandise Sales	469,620	875,524	—	—	1,345,144
Costs of Service Revenue	108,554	208,588	—	—	317,142
Costs of Other Revenue	—	—	35,693	(35,693)	—
Total Costs of Revenues	578,174	1,084,112	35,693	(35,693)	1,662,286
Gross Profit from Merchandise Sales	177,515	340,356	—	—	517,871
Gross Profit from Service Revenue	33,361	59,378	—	—	92,739
Gross Loss from Other Revenue	—	—	(7,261)	7,261	—
Total Gross Profit (Loss)	210,876	399,734	(7,261)	7,261	610,610
Selling, General and Administrative Expenses	189,161	350,598	316	7,261	547,336
Net Gain from Sale of Assets	199	11,649	—	—	11,848
Operating Profit (Loss)	21,914	60,785	(7,577)	—	75,122
Non-Operating (Expense) Income	(18,317)	71,679	3,397	(54,935)	1,824
Interest Expense	64,268	26,632	—	(54,935)	35,965
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(60,671)	105,832	(4,180)	—	40,981
Income Tax (Benefit) Expense	(22,515)	39,320	(1,490)	—	15,315
Equity in Earnings of Subsidiaries*	62,122	—	—	(62,122)	—
Net Earnings (Loss) from Continuing Operations Before Cumulative Effect of Change in Accounting Principle*	23,966	66,512	(2,690)	(62,122)	25,666
Loss From Discontinued Operations, Net of Tax	(387)	(1,700)	—	—	(2,087)
Net Earnings (Loss)*	$23,579	$64,812	$(2,690)	$(62,122)	$23,579

*                    As restated. See Note 18

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended February 3, 2007	Pep Boys*	Subsidiary Guarantors*	Subsidiary Non- Guarantors	Consolidation Elimination*	Consolidated*
Cash Flows from Operating Activities:
Net (Loss) Earnings*	$(2,549)	$70,644	$1,288	$(71,932)	$(2,549)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash (Used in) Provided By Continuing Operations:
Net loss from discontinued operations	49	689	—	—	738
Depreciation and amortization	31,795	56,681	240	(240)	88,476
Cumulative effect of change in accounting principle	(189)	—	—	—	(189)
Accretion of asset disposal obligation	95	174	—	—	269
Loss on defeasance of convertible debt	755	—	—	—	755
Stock compensation expense	3,051	—	—	—	3,051
Cancellation of vested stock options	(1,056)	—	—	—	(1,056)
Equity in earnings of subsidiaries*	(71,932)	—	—	71,932	—
Deferred income taxes	(11,598)	(3,055)	6,337	—	(8,316)
Gain from sale of assets	(35)	(15,262)	—	—	(15,297)
Loss on impairment of assets	550	290	—	—	840
Gain from derivative valuation	(5,568)	—	—	—	(5,568)
Excess tax benefits from stock based awards	(95)	—	—	—	(95)
Increase in cash surrender value of life insurance policies	(2,143)	—	—	—	(2,143)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other	24,587	7,113	(5,712)	(1,943)	24,045
(Increase) decrease in merchandise inventories	(2,061)	11,311	—	—	9,250
Increase in accounts payable	3,549	—	—	—	3,549
(Decrease) increase in accrued expenses*	(7,301)	(18,154)	(151)	21,441	(4,165)
Increase (decrease) in other long-term liabilities*	23,195	(1,844)	—	(19,258)	2,093
Dividends received from subsidiary*	527	—	—	(527)	—
Net cash (used in) provided by continuing operations*	(16,374)	108,587	2,002	(527)	93,688
Net cash used in discontinued operations	(1,258)	—	—	—	(1,258)
Net Cash (Used in) Provided by Operating Activities*	(17,632)	108,587	2,002	(527)	92,430
Cash Flows from Investing Activities:
Capital expenditures	(23,793)	(26,419)	(33,830)	33,830	(50,212)
Proceeds from sales of assets*	34,927	16,445	—	(33,830)	17,542
Proceeds from life insurance policies	(24,669)	—	—	—	(24,669)
Net Cash Used in Investing Activities*	(13,535)	(9,974)	(33,830)	—	(57,339)
Cash Flows from Financing Activities:
Borrowings under line of credit agreements*	195,762	391,231	—	—	586,993
Payments under line of credit agreements*	(211,960)	(423,602)	—	—	(635,562)
Excess tax benefits from stock based awards	95	—	—	—	95
Borrowings on trade payable program liability*	76,713	—	—	—	76,713
Payments on trade payable program liability*	(73,879)	—	—	—	(73,879)
Payments for finance issuance costs	(2,217)	—	—	—	(2,217)
Proceeds from issuance of notes	121,000	—	—	—	121,000
Reduction of long-term debt	(2,263)	—	—	—	(2,263)
Reduction of convertible debt	(119,000)	—	—	—	(119,000)
Payments on capital lease obligations	(227)	—	—	—	(227)
Intercompany borrowings (payments)*	61,846	(65,249)	3,403	—	—
Dividends paid	(14,757)	—	(527)	527	(14,757)
Proceeds from exercise of stock options	722	—	—	—	722
Proceeds from dividend reinvestment plan	894	—	—	—	894
Net Cash Provided by (Used in) Financing Activities*	32,729	(97,620)	2,876	527	(61,488)
Net Increase (Decrease) in Cash and Cash Equivalents	1,562	993	(28,952)	—	(26,397)
Cash and Cash Equivalents at Beginning of Year	12,019	6,953	29,309	—	48,281
Cash and Cash Equivalents at End of Year	$13,581	$7,946	$357	$—	$21,884

*                      As restated. See Note 18

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended January 28, 2006	Pep Boys*	Subsidiary Guarantors*	Subsidiary Non- Guarantors	Consolidation Elimination*	Consolidated*
Cash Flows from Operating Activities:
Net (Loss) Earnings*	$(37,528)	$31,147	$(354)	$(30,793)	$(37,528)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash (Used in) Provided By Continuing Operations:
Net loss (earnings) from discontinued operations	(324)	32	—	—	(292)
Depreciation and amortization	29,391	50,496	—	—	79,887
Cumulative effect of change in accounting principle	854	1,167	—	—	2,021
Accretion of asset disposal obligation	25	84	—	—	109
Stock compensation expense	2,049	—	—	—	2,049
Equity in earnings of subsidiaries*	(30,793)	—	—	30,793	—
Deferred income taxes	(18,604)	(8,497)	(691)	—	(27,792)
Net gain from reduction in asset retirement liability	(657)	(1,158)	—	—	(1,815)
Loss (gain) from sale of assets	675	(5,501)	—	—	(4,826)
Loss on impairment of assets	4,200	—	—	—	4,200
Increase in cash surrender value of life insurance policies	(3,389)	—	—	—	(3,389)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other	8,161	11,161	(3,073)	(1,083)	15,166
Increase in merchandise inventories	(3,476)	(10,056)	—	—	(13,532)
Decrease in accounts payable	(49,041)	—	—	—	(49,041)
(Decrease) increase in accrued expenses	(20,019)	2,711	16,858	(18,414)	(18,864)
(Decrease) increase in other long-term liabilities	(2,913)	176	—	19,497	16,760
Net cash (used in) provided by continuing operations*	(121,389)	71,762	12,740	—	(36,887)
Net cash used in discontinued operations	(221)	(1,279)	—	—	(1,500)
Net Cash (Used in) Provided by Operating Activities*	(121,610)	70,483	12,740	—	(38,387)
Cash Flows from Investing Activities:
Capital expenditures	(16,455)	(69,490)	—	—	(85,945)
Proceeds from sales of assets	978	3,065	—	—	4,043
Proceeds from sales of assets held for disposal	—	6,913	—	—	6,913
Proceeds from life insurance policies	24,655	—	—	—	24,655
Premiums paid on life insurance policies	(605)	—	—	—	(605)
Net cash provided by (used in) continuing operations	8,573	(59,512)	—	—	(50,939)
Net cash provided by discontinued operations	916	—	—	—	916
Net Cash Provided by (Used in) Investing Activities	9,489	(59,512)	—	—	(50,023)
Cash Flows from Financing Activities:
Borrowings under line of credit agreements*	213,228	414,838	—	—	628,066
Payments under line of credit agreements*	(193,543)	(376,538)	—	—	(570,081)
Borrowings on trade payable program liability*	107,618	—	—	—	107,618
Payments on trade payable program liability*	(96,462)	—	—	—	(96,462)
Payments for finance issuance costs	(5,150)	—	—	—	(5,150)
Proceeds from issuance of notes	200,000	—	—	—	200,000
Reduction of long-term debt	(183,459)	—	—	—	(183,459)
Payments on capital lease obligations	(383)	—	—	—	(383)
Intercompany borrowings (payments)*	49,475	(50,792)	1,317	—	—
Dividends paid	(14,686)	—	—	—	(14,686)
Repurchase of common stock	(15,562)	—	—	—	(15,562)
Proceeds from exercise of stock options	3,071	—	—	—	3,071
Proceeds from dividend reinvestment plan	961	—	—	—	961
Net Cash Provided by (Used in) Financing Activities*	65,108	(12,492)	1,317	—	53,933
Net (Decrease) Increase in Cash and Cash Equivalents	(47,013)	(1,521)	14,057	—	(34,477)
Cash and Cash Equivalents at Beginning of Year	59,032	8,474	15,252	—	82,758
Cash and Cash Equivalents at End of Year	$12,019	$6,953	$29,309	$—	$48,281

*                      As restated. See Note 18

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended January 29, 2005	Pep Boys*	Subsidiary Guarantors*	Subsidiary Non- Guarantors	Consolidation Elimination*	Consolidated*
Cash Flows from Operating Activities:
Net Earnings (Loss)*	$23,579	$64,812	$(2,690)	$(62,122)	$23,579
Adjustments to Reconcile Net Earnings (Loss) to Net Cash (Used in) Provided By Continuing Operations:
Net loss from discontinued operations	387	1,700	—	—	2,087
Depreciation and amortization	29,261	47,359	—	—	76,620
Accretion of asset disposal obligation	29	106	—	—	135
Stock compensation expense	1,184	—	—	—	1,184
Equity in earnings of subsidiaries*	(62,122)	—	—	62,122	—
Deferred income taxes	(19,254)	46,505	(398)	—	26,853
Deferred gain on sale leaseback	(34)	(96)	—	—	(130)
Gain from sale of assets	(199)	(11,649)	—	—	(11,848)
Increase in cash surrender value of life insurance policies	(3,540)	—	—	—	(3,540)
Changes in operating assets and liabilities:
Increase in accounts receivable, prepaid expenses and other	(1,057)	(5,151)	(12,930)	1,385	(17,753)
Increase in merchandise inventories	(14,797)	(34,401)	—	—	(49,198)
Decrease in accounts payable*	(31,624)	—	—	—	(31,624)
Increase (decrease) in accrued expenses	16,992	(15,288)	25,534	(1,385)	25,853
Decrease in other long-term liabilities	(887)	(385)	—	—	(1,272)
Dividends received from subsidiary*	15,000	—	—	(15,000)	—
Net cash (used in) provided by continuing operations*	(47,082)	93,512	9,516	(15,000)	40,946
Net cash used in discontinued operations	(479)	(2,253)	—	—	(2,732)
Net Cash (Used in) Provided by Operating Activities*	(47,561)	91,259	9,516	(15,000)	38,214
Cash Flows from Investing Activities:
Capital expenditures	(43,975)	(44,093)	—	—	(88,068)
Proceeds from sales of assets	331	17,690	—	—	18,021
Proceeds from life insurance policies	(1,778)	—	—	—	(1,778)
Net cash provided by (used in) continuing operations	(45,422)	(26,403)	—	—	(71,825)
Net cash provided by discontinued operations	7,826	5,501	—	—	13,327
Net Cash Used in Investing Activities	(37,596)	(20,902)	—	—	(58,498)
Cash Flows from Financing Activities:
Borrowings under line of credit agreements*	228,155	438,966	—	—	667,121
Payments under line of credit agreements*	(225,387)	(433,632)	—	—	(659,019)
Borrowings on trade payable program liability*	7,237	—	—	—	7,237
Payments on trade payable program liability*	(7,216)	—	—	—	(7,216)
Payments for finance issuance costs	(5,500)	—	—	—	(5,500)
Proceeds from issuance of notes	200,000	—	—	—	200,000
Reduction of long-term debt	(189,991)	—	—	—	(189,991)
Reduction of convertible debt	(31,000)	—	—	—	(31,000)
Payments on capital lease obligations	(1,040)	—	—	—	(1,040)
Intercompany borrowings (payments)*	63,536	(76,289)	12,753	—	—
Dividends paid	(15,676)	—	(15,000)	15,000	(15,676)
Repurchase of common stock	(39,718)	—	—	—	(39,718)
Proceeds from issuance of stock	108,854	—	—	—	108,854
Proceeds from exercise of stock options	6,887	—	—	—	6,887
Proceeds from dividend reinvestment plan	1,119	—	—	—	1,119
Net Cash Provided by (Used in) Financing Activities*	100,260	(70,955)	(2,247)	15,000	42,058
Net Increase (Decrease) in Cash and Cash Equivalents	15,103	(598)	7,269	—	21,774
Cash and Cash Equivalents at Beginning of Year	43,929	9,072	7,983	—	60,984
Cash and Cash Equivalents at End of Year	$59,032	$8,474	$15,252	$—	$82,758

*                      As restated. See Note 18

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

The following table sets forth the reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company’s defined benefit plans:

Year ended	February 3, 2007	January 28, 2006
Change in Benefit Obligation:
Benefit obligation at beginning of year	$54,349	$52,384
Service cost	246	363
Interest cost	3,071	3,011
Settlement loss	—	82
Actuarial loss	1,446	2,749
Benefits paid	(1,498)	(4,240)
Benefit Obligation at End of Year	$57,614	$54,349
Change in Plan Assets:
Fair value of plan assets at beginning of year	$35,292	$35,508
Actual return on plan assets (net of expenses)	3,392	1,043
Employer contributions	308	2,981
Benefits paid	(1,498)	(4,240)
Fair Value of Plan Assets at End of Year	$37,494	$35,292
Funded (Unfunded) status at December 31	$(20,120)	$(19,057)
Funded (Unfunded) Status at Fiscal Year End
Funded (Unfunded) status at December 31	$(20,120)	$(19,057)
Amount contributed after measurement date	221	25
Funded (Unfunded) status at fiscal year end	$(19,899)	$(19,032)
Net Amounts Recognized on Consolidated Balance Sheet at February 3, 2007
Current benefit liability (included in accrued expenses)	$(2,950)
Noncurrent benefit liability (included in other long-term liabilities)	(16,949)
Net amount recognized at fiscal year end	$(19,899)
Reconciliation of the Funded Status at January 28, 2006
Funded (Unfunded) status at fiscal year end		$(19,032)
Unrecognized transition obligation		817
Unrecognized prior service cost		1,358
Unrecognized actuarial loss		14,828
Net amount recognized at fiscal year end		$(2,029)
Net Amounts Recognized on Consolidated Balance Sheet at January 28, 2006
Accrued benefit liability		$(15,112)
Intangible asset		2,174
Accumulated other comprehensive loss		10,909
Net amount recognized at fiscal year end		$(2,029)
Amounts Recognized in Other Comprehensive Income (pre-tax) at February 3, 2007
Net loss	$13,276
Prior service cost	1,651
Net amount recognized at fiscal year end	$14,927
Other Comprehensive Loss Attributable to change in Additional Minimum Liability Recognition	$3,467	$35
Accumulated Benefit Obligation at Fiscal Year End	$54,379	$50,404
Cash Flows
Employer contributions expected during fiscal 2007	$1,258	$1,417

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

NOTE 10—EARNINGS PER SHARE

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

The exercise price, term and other conditions applicable to future stock option and RSU grants under the 1999 plan are generally determined by the Board of Directors; provided that the exercise price of stock options must be at least 100% of the quoted market price of the common stock on the grant date. The Company currently satisfies all share requirements resulting from RSU conversions and option exercises from its Treasury. The Company believes its Treasury share balance at February 3, 2007 is adequate to satisfy such activity during the next twelve-month period.

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

NOTE 15—INTEREST RATE SWAP AGREEMENT

On June 3, 2003, the Company entered into an interest rate swap for a notional amount of $130,000. The Company had designated the swap as a cash flow hedge of the Company’s real estate operating lease payments. The interest rate swap converts the variable LIBOR portion of the lease payment to a fixed rate of 2.90% and terminates on July 1, 2008. If the critical terms of the interest rate swap or hedge item do not change, the interest rate swap is considered to be highly effective with all changes in fair value included in other comprehensive income. As of February 3, 2007 and January 28, 2006, the fair value was $4,150 and $5,790, respectively. In the fourth quarter of fiscal 2006, the Company determined it was not in compliance with SFAS No. 133 for hedge accounting and, accordingly, recorded a reduction of rent expense, which is included in Costs of Merchandise and Costs of Service Revenues, for the cumulative fair value change of $4,150. This change in fair value had previously been recorded in Accumulated Other Comprehensive Income (Loss) on the consolidated balance sheets. The Company evaluated the impact of this error, along with three other errors discussed in the next sentence, on an annual and quarterly basis and concluded there was no material impact on the fourth quarter of fiscal 2006 or any historical periods, on an individual or aggregate basis. The three other errors consisted of: (i) $3,700 of amortization expense on leasehold improvements classified in land and therefore not depreciated, (ii) $500 of understated closed store reserves and (iii) $400 of an overstated accrual for non-qualified defined contributions. The Company corrected these errors in the fourth quarter of fiscal 2006, resulting in no material impact to the consolidated financial statements. The Company has removed its designation as a cash flow hedge on this transaction and records the change in fair value through its operating statement until the date of termination.

On November 2, 2006, the Company entered into an interest rate swap for a notional amount of $200,000. The Company has designated the swap a cash flow hedge on the first $200,000 of the Company’s

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years ended February 3, 2007, January 28, 2006 and January 29, 2005
(dollar amounts in thousands, except share data)

$320,000 senior secured notes. The interest rate swap converts the variable LIBOR portion of the interest payments to a fixed rate of 5.036% and terminates in October 2013. The Company did not meet the documentation requirements of SFAS No. 133, at inception or as of February 3, 2007 and, accordingly, recorded the increase in the fair value of the interest rate swap of $1,490 as a reduction to Interest Expense. The Company intends to meet the documentation requirements of SFAS No. 133 for hedge accounting in the first quarter of fiscal 2007 and will then record the effective portion of the change in fair value through Accumulated Other Comprehensive Income (Loss).

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

NOTE 18—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements for the fiscal year ended February 3, 2007, the Company determined that certain information presented in the condensed consolidating balance sheets as of February 3, 2007 and January 28, 2006 and the related condensed consolidating statements of operations and cash flows for each of three years in the period ended February 3, 2007, presented in the supplemental guarantor information note (Note 8) contained errors. The errors resulted from (i) the failure to correctly record consolidating intercompany journal entries between Pep Boys and the Subsidiary Guarantors (ii) the failure to correctly record certain reclassification entries to intercompany receivables and liabilities and (iii) the failure to consolidate PBY Corporation’s wholly owned subsidiary, The Pep Boys—Manny Moe & Jack of California, in the Subsidiary Guarantors column. The Company has corrected the errors and restated the condensed consolidating balance sheets as of February 3, 2007 and January 28, 2006 and the related condensed consolidating statements of operations and cash flows for each of three years in the period ended February 3, 2007. The cumulative impact on beginning stockholders’ equity for fiscal year ended January 29, 2005 for the Subsidiary Guarantors of correcting for these errors was a decrease of $1,163,420 which was related to the failure to consolidate PBY Corporation’s wholly owned subsidiary, The Pep Boys—Manny Moe & Jack of California. The corrections did not affect the Company’s previously reported consolidated balance sheets, statements of operations, statements of stockholders’ equity, or statements of cash flows.

Additionally, the Company incorrectly presented borrowings and payments under its line of credit agreement and vendor financing trade payable program on a net rather than gross basis in its consolidated statements of cash flows for each of the three years in the period ended February 3, 2007 and incorrectly classified $7,237 of borrowings under the vendor financing trade payable program within operating activities instead of financing activities for the fiscal year ended January 29, 2005.

The following table reflects the effects of the restatement on the condensed consolidating financial statements as of February 3, 2007 and January 28, 2006 and the related condensed consolidating statements of operations and cash flows for each of three years in the period ended February 3, 2007, contained in Note 8—Supplemental Guarantor Information:

	Pep Boys		Subsidiary Guarantors		Consolidation / Elimination
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Condensed Consolidated Balance Sheet
As of February 3, 2007
Investment in subsidiaries	$1,567,674	$1,589,279	$1,384,492	$—	$(2,952,166)	$(1,589,279)
Intercompany receivable	—	—	726,297	684,520	(807,457)	(765,680)
Total Assets	2,222,014	2,243,619	3,140,778	1,714,509	(3,805,783)	(2,401,119)
Accrued expenses	22,512	43,815	136,073	72,692	(61,626)	(19,548)
Total Current Liabilities	311,816	333,119	164,806	101,425	(67,763)	(25,685)
Other long-term liabilities	32,855	53,330	—	—	—	(20,475)
Intercompany liabilities	807,457	765,680	—	—	(807,457)	(765,680)
Common stock	—	—	1,502	2	(1,602)	(102)
Additional paid-in capital	—	—	436,857	386,857	(440,757)	(390,757)
Retained earnings	442,193	463,797	2,498,939	1,187,551	(2,488,204)	(1,198,420)
Total Stockholders’ Equity	546,151	567,755	2,937,298	1,574,410	(2,930,563)	(1,589,279)
Total Liabilities and Stockholders’ Equity	2,222,014	2,243,619	3,140,778	1,714,509	(3,805,783)	(2,401,119)
As of January 28, 2006
Investment in subsidiaries	$1,520,208	$1,517,873	$1,290,063	$—	$(2,810,271)	$(1,517,873)
Intercompany receivable	—	—	631,061	630,081	(715,624)	(714,644)
Total Assets	2,176,406	2,174,071	2,989,051	1,698,008	(3,546,946)	(2,253,568)
Intercompany liabilities	716,978	714,643	(1,353)	—	(715,625)	(714,643)
Common stock	—	—	1,502	2	(1,602)	(102)
Additional paid-in capital	—	—	436,858	386,857	(440,758)	(390,757)
Retained earnings	—	—	2,357,802	1,116,907	(2,367,909)	(1,127,014)
Total Stockholders’ Equity	—	—	2,796,162	1,503,766	(2,810,269)	(1,517,873)
Total Liabilities and Stockholders’ Equity	2,176,406	2,174,071	2,989,051	1,698,008	(3,546,946)	(2,253,568)

	Subsidiary Guarantors		Consolidation / Elimination
	Previously Reported	Restated	Previously Reported	Restated
Condensed Consolidating Statement of Operations
Year Ended February 3, 2007
Equity in Earnings of Subsidiaries	$95,270	$—	$(167,202)	$(71,932)
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	166,603	71,333	(167,202)	(71,932)
Net (Loss) Earnings	165,914	70,644	(167,202)	(71,932)
Year Ended January 28, 2006
Equity in Earnings of Subsidiaries	$64,018	$—	$(94,811)	$(30,793)
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	96,364	32,346	(94,811)	(30,793)
Net (Loss) Earnings	95,165	31,147	(94,811)	(30,793)
Year Ended January 29, 2005
Equity in Earnings of Subsidiaries	$64,958	$—	$(127,080)	$(62,122)
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	131,470	66,512	(127,080)	(62,122)
Net (Loss) Earnings	129,770	64,812	(127,080)	(62,122)

	Pep Boys		Subsidiary Guarantors		Consolidation / Elimination		Consolidated
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Condensed Consolidating Statement of Cash Flows
Year Ended February 3, 2007
Net (Loss) Earnings	$—	$—	$165,914	$70,644	$(167,202)	$(71,932)	$—	$—
Equity in earnings of subsidiaries	28,039	(71,932)	(163,669)	—	135,630	71,932	—	—
(Decrease) increase in accrued expenses	(49,057)	(7,301)	45,645	(18,154)	(602)	21,441	—	—
Increase (decrease) in other long-term liabilities	3,074	23,195	(981)	(1,844)	—	(19,258)	—	—
Dividends received from Subsidiary	—	527	—	—	—	(527)	—	—
Net cash (used in) provided by continuing operations	21,193	(16,374)	104,850	108,587	(34,357)	(527)	—	—
Net Cash (Used in) Provided by Operating Activities	19,935	(17,632)	104,850	108,587	(34,357)	(527)	—	—
Proceeds from asset sales	1,097	34,927	—	—	—	(33,830)	—	—
Net Cash Used in Investing Activities	(47,365)	(13,535)	—	—	33,830	—	—	—
Net borrowings under line of credit agreements	(48,569)	—	—	—	—	—	(48,569)	—
Borrowings under line of credit agreements	—	195,762	—	391,231	—	—	—	586,993
Payments under line of credit agreements	—	(211,960)	—	(423,602)	—	—	—	(635,562)
Net borrowings on trade payable program liability	2,834	—	—	—	—	—	2,834	—
Borrowings on trade payable program liability	—	76,713	—	—	—	—	—	76,713
Payments on trade payable program liability	—	(73,879)	—	—	—	—	—	(73,879)
Intercompany borrowings (payments)	90,480	61,846	(93,883)	(65,249)	—	—	—	—
Net Cash Provided by (Used in) Financing Activities	28,992	32,729	(93,883)	(97,620)	—	—	—	—
Year Ended January 28, 2006
Net (Loss) Earnings	$—	$—	$95,165	$31,147	$(94,811)	$(30,793)	$—	$—
Equity in earnings of subsidiaries	65,004	(30,793)	(159,815)	—	94,811	30,793	—	—
Net cash (used in) provided by continuing operations	(25,592)	(121,389)	(24,035)	71,762	—	—	—	—
Net Cash (Used in) Provided by Operating Activities	(25,813)	(121,610)	(25,314)	70,483	—	—	—	—
Net borrowings under line of credit agreements	19,685	—	38,300	—	—	—	57,985	—
Borrowings under line of credit agreements	—	213,228	—	414,838	—	—	—	628,066
Payments under line of credit agreements	—	(193,543)	—	(376,538)	—	—	—	(570,081)
Net borrowings on trade payable program liability	11,156	—	—	—	—	—	11,156	—
Borrowings on trade payable program liability	—	107,618	—	—	—	—	—	107,618
Payments on trade payable program liability	—	(96,462)	—	—	—	—	—	(96,462)
Intercompany borrowings (payments)	(46,322)	49,475	45,005	(50,792)	—	—	—	—
Net Cash (Used in) Provided by Financing Activities	(30,689)	65,108	83,305	(12,492)	—	—	—	—
Year Ended January 29, 2005
Net Earnings (Loss)	$—	$—	$129,770	$64,812	$(127,080)	$(62,122)	$—	$—
Equity in earnings of subsidiaries	(144,798)	(62,122)	32,718	—	112,080	62,122	—	—
Decrease in accounts payable	(24,387)	(31,624)	—	—	—	—	(24,387)	(31,624)
Dividends received from subsidiary	—	15,000	—	—	—	(15,000)	—	—
Net cash (used in) provided by continuing operations	(137,521)	(47,082)	191,188	93,512	—	—	48,183	40,946
Net Cash (Used in) Provided by Operating Activities	(138,000)	(47,561)	188,935	91,259	—	—	45,451	38,214
Net borrowings under line of credit agreements	2,768	—	5,334	—	—	—	8,102	—
Borrowings under line of credit agreements	—	228,155	—	438,966	—	—	—	667,121
Payments under line of credit agreements	—	(225,387)	—	(433,632)	—	—	—	(659,019)
Net payments on trade payable program liability	(7,216)	—	—	—	—	—	(7,216)	—
Borrowings on trade payable program liability	—	7,237	—	—	—	—	—	7,237
Payments on trade payable program liability	—	(7,216)	—	—	—	—	—	(7,216)
Intercompany borrowings (payments)	161,212	63,536	(173,965)	(76,289)	—	—	—	—
Net Cash Provided (Used in) by Financing Activities	190,699	100,260	(168,631)	(70,955)	—	—	34,281	42,058

The following table reflects the effects of restating the presentation of our borrowings and payments to gross borrowings and payments versus a net presentation under the line of credit agreements and our vendor financing trade payable program in our consolidated statements of cash flows for years ended February 3, 2007, January 28, 2006 and January 29, 2005, and correcting the classification of the borrowings under the vendor financing trade payable program for the fiscal year ended January 29, 2005, which resulted in a decrease in cash flows provided by operating activities and a corresponding increase in cash flows provided by financing activities in the amount of $7,237.

	February 3, 2007		January 28, 2006		January 29, 2005
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statement of Cash Flows
Increase (decrease) in accounts payable	$—	$—	$—	$—	$(24,387)	$(31,624)
Net Cash Provided by (Used in) Continuing Operations	—	—	—	—	48,183	40,946
Net Cash Provided by (Used in) Operating Activities	—	—	—	—	45,451	38,214
Net (payments) borrowings under line of credit agreement	(48,569)	—	57,985	—	8,102	—
Borrowings under line of credit agreements	—	586,993	—	628,066	—	667,121
Payments under line of credit agreements	—	(635,562)	—	(570,081)	—	(659,019)
Net borrowings (payments) under trade payable program liability	2,834	—	11,156	—	(7,216)	—
Borrowings under trade payable program liability	—	76,713	—	107,618	—	7,237
Payments under trade payable program liability	—	(73,879)	—	(96,462)	—	(7,216)
Net Cash Provided by (Used in) Financing Activities	—	—	—	—	34,821	42,058

ITEM 9                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures   The Company’s management re-evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures mean the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in its reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that the Company communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the re-evaluation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level, solely due to the fact that there was a material weakness in our internal control over financial reporting (which is a subset of disclosure controls and procedures) related to preparation and review of the Company’s supplemental guarantor information note and consolidated statements of cash flows presentation which resulted in the errors described in Note 18.

The identification of the material weakness discussed above during the quarter ended February 3, 2007 is a change that materially affected the Company’s internal control over financial reporting. Additionally, the Company made the following change that materially affected its internal control over financial reporting.

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

Other than these changes, the Company made no other changes to its internal control over financial reporting for the quarter ended February 3, 2007.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING AS REVISED

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

As a result of the restatement discussed in Note 18 to the consolidated financial statements, management reassessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this reassessment, management determined that the Company’s internal control over financial reporting as of February 3, 2007 was not effective due to a material weakness related to the preparation and review of the Company’s supplemental guarantor note and the consolidated statements of cash flows presentation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report, which is included on page 80 herein, on management’s revised assessment of the Company’s internal control over financial reporting as of February 3, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pep Boys—Manny, Moe & Jack
Philadelphia, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as revised), that The Pep Boys—Manny, Moe & Jack and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of February 3, 2007 because of the effects of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our report dated April 18, 2007, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a material weakness, which caused the annual and interim consolidated financial statements to be restated, as described in Note 18. Accordingly, management subsequently revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007 expressed herein is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s revised assessment:

•       There were ineffective controls regarding the preparation and review of the Company’s supplemental guarantor note and the consolidated statements of cash flows presentation. As a result, the Company failed to detect errors in the recorded amounts in such note and consolidated statements of cash flows, as discussed in Note 18, which were material to the consolidated financial statements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended February 3, 2007, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effects of the material weakness discussed above on the achievement of the control objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 3, 2007 of the Company and our report, dated April 18, 2007 (October 29, 2007 as to the effects of the restatement discussed in Note 18), expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included explanatory paragraphs relating to the restatement discussed in Note 18 and the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, SFAS No. 123 (revised 2004), Share-Based Payment, and Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, as of February 3, 2007, January 29, 2006, and January 28, 2006, respectively.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 18, 2007 (October 29, 2007 as to the effects of the material weakness discussed in Management’s Report on Internal Control Over Financial Reporting, as revised)

ITEM 9B          OTHER INFORMATION

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

PART IV

ITEM 15            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this report:

		Page
1.	The following consolidated financial statements of The Pep Boys—Manny, Moe & Jack are included in Item 8
	Report of Independent Registered Public Accounting Firm	31
	Consolidated Balance Sheets—February 3, 2007 and January 28, 2006	32
	Consolidated Statements of Operations—Years ended February 3, 2007, January 28, 2006 and January 29, 2005	33
	Consolidated Statements of Stockholders’ Equity—Years ended February 3, 2007, January 28, 2006 and January 29, 2005	34
	Consolidated Statements of Cash Flows (Restated)—Years ended February 3, 2007, January 28, 2006 and January 29, 2005	35
	Notes to Consolidated Financial Statements	36
2.	The following consolidated financial statement schedule of
	The Pep Boys—Manny, Moe & Jack is included
	Schedule II Valuation and Qualifying Accounts and Reserves	90
	All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.
3.	Exhibits

p

(3.1)	Articles of Incorporation, as amended	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 30, 1988.
(3.2)	By-Laws, as amended	Incorporated by reference from the Registration Statement on Form S-3 (File No. 33-39225).
(3.3)	Amendment to By-Laws (Declassification of Board of Directors)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 29, 2000.
(4.1)	Indenture dated May 21, 2002, between the Company and Wachovia Bank, National Association, as Trustee, including form of security.	Incorporated by reference from the Registration Statement on Form S-3 (File No. 333-98255).
(4.2)	Indenture, dated December 14, 2004, between the Company and Wachovia Bank, National Association, as trustee, including form of security.	Incorporated by reference from the Company’s Form 8-K dated December 15, 2004.
(4.3)	Supplemental Indenture, dated December 14, 2004, between the Company and Wachovia Bank, National Association, as trustee.	Incorporated by reference from the Company’s Form 8-K dated December 15, 2004.
(4.4)	Rights Agreement dated as of December 5, 1997 between the Company and First Union National Bank	Incorporated by reference from the Company’s Form 8-K dated December 8, 1997.
(4.5)	Amendment to Rights Agreement dated as of August 18, 2006 between the Company and the Rights Agent	Incorporated by reference from the Company’s Registration Statement on form 8-A/A (Amendment No. 2) filed on august 21, 2006.
(4.6)	Dividend Reinvestment and Stock Purchase Plan dated January 4, 1990	Incorporated by reference from the Registration Statement on Form S-3 (File No. 33-32857).
(10.1)*	Medical Reimbursement Plan of the Company	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 31, 1982.
(10.2)*	Directors’ Deferred Compensation Plan, as amended	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 30, 1988.
(10.3)*	Form of Employment Agreement (Change of Control) between the Company and certain officers of the Company.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended October 31, 1998.
(10.4)*	Change of Control Agreement dated as of February 10, 2006 between the Company and Harry F. Yanowitz.	Incorporated by reference from the Company’s Form 8-K filed on February 13, 2006.

(10.5)*	Form of Non-Competition Agreement between the Company and certain officers of the Company.	Incorporated by reference from the Company’s Form 8-K filed on February 10, 2006.
(10.6)*	Employment Agreement dated March 13, 2007 between the Company and Jeffrey C. Rachor.	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended February 3, 2007.
(10.7)*	The Pep Boys—Manny, Moe and Jack 1990 Stock Incentive Plan—Amended and Restated as of March 26, 2001.	Incorporated by reference from the Company’s Form 10-K for the year ended February 1, 2003.
(10.8)*	The Pep Boys—Manny, Moe and Jack 1999 Stock Incentive Plan—amended and restated as of September 15, 2005.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended October 29, 2005.
(10.9)*	The Pep Boys—Manny, Moe & Jack Pension Plan—Amended and Restated as of September 10, 2001.	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended February 1, 2003
(10.10)*	The Pep Boys-Manny, Moe & Jack Pension Plan Amendment 2005-1	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended February 3, 2007.
(10.11)*	Long-Term Disability Salary Continuation Plan amended and restated as of March 26, 2002.	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended February 1, 2003.
(10.12)*	Amendment and restatement as of September 3, 2002 of The Pep Boys Savings Plan.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended November 2, 2002.
(10.13)*	The Pep Boys Savings Plan Amendment 2004-1	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 31, 2004.
(10.14)*	The Pep Boys Savings Plan Amendment 2005-1	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended February 3, 2007.
(10.15)*	Amendment and restatement as of September 3, 2002 of The Pep Boys Savings Plan—Puerto Rico.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended November 2, 2002.
(10.16)*	The Pep Boys Deferred Compensation Plan	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 31, 2004.

(10.17)*	The Pep Boys Annual Incentive Bonus Plan (amended and restated as of December 9, 2003)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended January 31, 2004.
(10.18)*	Amendment to and Restatement of the Executive Supplemental Pension Plan, effective as of January 31, 2004.	Incorporated by reference from The Company’s Form 10-Q for the quarter ended May 1, 2004.
(10.19)	Flexible Employee Benefits Trust	Incorporated by reference from the Company’s Form 8-K filed May 6, 1994.
(10.20)	The Pep Boys Grantor Trust Agreement	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended February 3, 2007.
(10.21)

Amended and Restated Loan and Security Agreement, dated August 1, 2003, by and among the Company, Congress Financial Corporation, as Agent, The CIT Group/Business Credit, Inc. and General Electric Capital Corporation, as Co-Documentation Agents, and the Lenders from time to time party thereto.

Incorporated by reference from the Company’s Form 10-Q for the quarter ended August 2, 2003.
(10.22)	Amendment No. 1, dated October 24, 2003, to the Amended and Restated Loan and Security Agreement, by and among the Company, Congress Financial Corporation, as Agent, and the other parties thereto.	Incorporated by reference from the Company’s Form 10-Q for the quarter ended November 1, 2003.
(10.23)	Amendment No. 2, dated October 15, 2004, to the Amended and Restated Loan and Security Agreement, by and among the Company, Congress Financial Corporation, as Agent, and the other parties thereto.	Incorporated by reference from the Company’s Form 8-K filed December 3, 2004.
(10.24)	Amendment No. 3, dated December 2, 2004, to the Amended and Restated Loan and Security Agreement, by and among the Company, Congress Financial Corporation, as Agent, and the other parties thereto.	Incorporated by reference from the Company’s Form 8-K filed December 3, 2004.
(10.25)	Amendment No. 4, dated November 16, 2005, to the Amended and Restated Loan and Security Agreement, by and among the Company, Congress Financial Corporation, as Agent, and the other parties thereto.	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended February 3, 2007.
(10.26)	Amendment No. 5, dated January 27, 2006, to the Amended and Restated Loan and Security Agreement, by and among the Company, Congress Financial Corporation, as Agent, and the other parties thereto.	Incorporated by reference from the Company’s Form 8-K filed January 30, 2006.
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

Incorporated by reference from the Company’s Form 8-K filed February 16, 2007.
(12.00)	Computation of Ratio of Earnings to Fixed Charges	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended February 3, 2007.
(21.00)	Subsidiaries of the Company	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended February 3, 2007.
(23.00)	Consent of Independent Registered Public Accounting Firm
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	None

*                    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report of Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEP BOYS—MANNY, MOE & JACK
(Registrant)
	by:	/s/ HARRY F. YANOWITZ
Dated: November 2, 2007		Harry F. Yanowitz
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE
/s/ JEFFREY C. RACHOR	President & Chief Executive Officer & Director	November 2, 2007
Jeffrey C. Rachor	(Principal Executive Officer)
/s/ HARRY F. YANOWITZ	Senior Vice President and Chief Financial Officer	November 2, 2007
Harry F. Yanowitz	(Principal Financial Officer)
/s/ BERNARD K. MCELROY	Chief Accounting Officer and Treasurer	November 2, 2007
Bernard K. McElroy	(Principal Accounting Officer)
/s/ WILLIAM LEONARD	Chairman of the Board	November 2, 2007
William Leonard
/s/ M. SHÂN ATKINS	Director	November 2, 2007
M. Shân Atkins
/s/ PETER A. BASSI	Director	November 2, 2007
Peter A. Bassi
/s/ ROBERT H. HOTZ	Director	November 2, 2007
Robert H. Hotz
/s/ THOMAS R. HUDSON Jr.	Director	November 2, 2007
Thomas R. Hudson Jr.
/s/ JAMES A. MITAROTONDA	Director	November 2, 2007
James A. Mitarotonda
/s/ JANE SCACCETTI	Director	November 2, 2007
Jane Scaccetti
/s/ JOHN T. SWEETWOOD	Director	November 2, 2007
John T. Sweetwood
/s/ NICK WHITE	Director	November 2, 2007
Nick White
/s/ JAMES A. WILLIAMS	Director	November 2, 2007
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