Form 10-Q/A
period 2007-05-05
PEP BOYS MANNY MOE & JACK
filed 2007-11-02
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) is being filed in order to reflect the restatement of previously issued condensed consolidated financial statements as of May 5, 2007 and for the thirteen weeks ended May 5, 2007 and April 29, 2006 included in the original Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2007, previously filed on June 13, 2007 (the “Original Filing”).

Subsequent to the issuance of the Company’s condensed consolidated financial statements included in Item 1, “Condensed Consolidated Financial Statements (Unaudited),” in the Original Filing, the Company determined that certain information in the condensed consolidating financial statements presented in the supplemental guarantor information note (Note 10) contained errors. The correction of these errors has no impact, for any previously reported interim or annual period, on the Company’s (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of stockholders’ equity, or (iv) condensed consolidated statements of cash flows.

In addition, the Company corrected its presentation of borrowings and payments under its line of credit agreement and vendor financing trade payable program to a gross basis versus a net basis in its condensed consolidated statements of cash flows for the thirteen weeks ended May 5, 2007 and April 29, 2006. For further discussion regarding the restatement, see “Note 14 – Restatement of Previously Issued Financial Statements” under “Notes to Condensed Consolidated Financial Statements” included in Item 1.

This Amendment No. 1 amends and restates only Items 1 and 4 of Part I of the Original Filing to reflect the restatement of the Company’s condensed consolidated financial statements and notes thereto for the periods presented. The remaining items contained within this Amendment No. 1 consist of all other items originally contained in the Form 10-Q for the quarterly period ended May 5, 2007. These remaining items are not amended hereby, but are included for the convenience of the reader. Except for the foregoing amended information, this Amendment No. 1 on Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. We are also updating the Signature Page and certifications of our Chief Executive and Financial Officers contained in Exhibits 31.1, 31.2, 32.1 and 32.2.

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

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)
UNAUDITED

Thirteen weeks ended	May 5, 2007 (as restated, See Note 14)	April 29, 2006 (as restated, See Note 14)
Cash Flows from Operating Activities:
Net Earnings (Loss)	$3,175	$(703)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by continuing operations:
Net loss from discontinued operations	45	103
Depreciation and amortization	21,111	20,723
Cumulative effect of change in accounting principle, net of tax	—	(267)
Accretion of asset disposal obligation	65	67
Stock compensation expense	4,390	1,148
Deferred income taxes	1,642	(90)
(Gain) loss from dispositions of assets & insurance recoveries	(3,719)	415
Change in fair value of derivatives	1,802	—
Excess tax benefits from stock based awards	(301)	(23)
Increase in cash surrender value of life insurance policies	(534)	(385)
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable, prepaid expenses and other	10,178	12,901
Increase in merchandise inventories	(11,772)	(2,358)
Decrease in accounts payable	(32,617)	(5,200)
Decrease in accrued expenses	(2,257)	(10,088)
Increase in other long-term liabilities	1,075	696
Net cash (used in) provided by continuing operations	(7,717)	16,939
Net cash used in discontinued operations	(90)	(165)
Net Cash (Used in) Provided by Operating Activities	(7,807)	16,774

Cash Flows from Investing Activities:
Cash paid for property and equipment	(11,610)	(5,628)
Proceeds from dispositions of assets	—	135
Net Cash Used in Investing Activities	(11,610)	(5,493)

Cash Flows from Financing Activities:
Borrowings under line of credit agreements	207,505	151,581
Payments under line of credit agreements	(117,900)	(158,031)
Excess tax benefits from stock based awards	301	23
Borrowings on trade payable program liability	17,461	17,365
Payments on trade payable program liability	(17,405)	(15,278)
Reduction of long-term debt	(808)	(5)
Payments on capital lease obligations	(83)	(81)
Dividends paid	(3,581)	(3,705)
Repurchase of common stock	(58,152)	—
Proceeds from exercise of stock options	773	48
Proceeds from dividend reinvestment plan	203	219
Net Cash Provided by (Used in) Financing Activities	28,314	(7,864)
Net Increase in Cash and Cash Equivalents	8,897	3,417
Cash and Cash Equivalents at Beginning of Period	21,884	48,281
Cash and Cash Equivalents at End of Period	$30,781	$51,698

Supplemental Disclosure of Cash Flow Information:
Non-cash investing activities:
Accrued purchases of property and equipment	$2,804	$672

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of May 5, 2007, the condensed consolidated statements of operations and changes in retained earnings for the thirteen week periods ended May 5, 2007 and April 29, 2006 and the condensed consolidated statements of cash flows for the thirteen week periods ended May 5, 2007 and April 29, 2006 are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at May 5, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements”. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A, Amendment No. 1 for the fiscal year ended February 3, 2007. The results of operations for the thirteen weeks ended May 5, 2007 are not necessarily indicative of the operating results for the full year.

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

In June of 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation). The Company presents sales net of sales taxes in its condensed consolidated statement of operations and the adoption of this EITF did not affect our financial statements.

To be adopted:

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS 157 defines the term fair value, establishes a framework for measuring it within generally accepted accounting principles and expands disclosures about its measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements”, (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12. (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, although early adoption is permitted. The Company is currently evaluating the impact of EITF 06-10 on its consolidated financial statements.

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

In accordance with SFAS No. 123(R), we recognize compensation expense on a straight-line basis over the vesting period. We recognized $4,390,000 and $1,148,000 of stock-based compensation expense during the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.

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

The Company has an unfunded, non-qualified Executive Supplemental Retirement Plan (SERP) defined benefit plan that was closed to new participants on January 31, 2004. As of May 5, 2007, the Company contributed $200,000 of an anticipated $1,000,000 contribution during fiscal 2007 to this plan.

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

NOTE 10. Supplemental Guarantor Information

The Company’s $200,000,000 aggregate principal amount of 7.50% Senior Subordinated Notes (the “Notes”) are fully and unconditionally and joint and severally guaranteed by certain of the Company’s direct and indirectly wholly-owned subsidiaries - namely, The Pep Boys Manny Moe & Jack of California, Pep Boys - Manny, Moe & Jack of Delaware, Inc., Pep Boys — Manny, Moe & Jack of Puerto Rico, Inc. and PBY Corporation, (collectively, the “Subsidiary Guarantors”). The Notes are not guaranteed by the Company’s wholly owned subsidiary, Colchester Insurance Company.

 The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of May 5, 2007 and February 3, 2007 and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for the thirteen weeks ended May 5, 2007 and April 29, 2006 for (i) the Company (“Pep Boys”) on a parent only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Subsidiary Guarantors on a combined basis including the consolidation by PBY Corporation of its wholly owned subsidiary, The Pep Boys Manny Moe & Jack of California, (iii) the subsidiary of the Company that does not guarantee the Notes, and (iv) the Company on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

As of May 5, 2007	Pep Boys (1)	Subsidiary Guarantors (1)	Subsidiary Non- Guarantors	Consolidation / Elimination (1)	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$13,986	$12,972	$3,823	$—	$30,781
Accounts receivable, net	33,806	—	—	(2,545)	31,261
Merchandise inventories	232,890	385,924	—	—	618,814
Prepaid expenses	35,211	11,038	18,212	(24,316)	40,145
Other	458	12	61,672	—	62,142
Total Current Assets	316,351	409,946	83,707	(26,861)	783,143
Property and Equipment—at cost:
Land	78,508	166,766	12,893	(6,462)	251,705
Buildings and improvements	310,459	610,484	20,937	(10,612)	931,268
Furniture, fixtures and equipment	289,628	402,763	—	—	692,391
Construction in progress	2,674	375	—	—	3,049
	681,269	1,180,388	33,830	(17,074)	1,878,413
Less accumulated depreciation and amortization	389,517	589,307	411	3,350	982,585
Total Property and Equipment—Net	291,752	591,081	33,419	(20,424)	895,828
Investment in subsidiaries (1)	1,598,807	—	—	(1,598,807)	—
Intercompany receivable (1)	—	769,697	78,091	(847,788)	—
Deferred income taxes	23,163	1,682	—	—	24,845
Other	60,567	3,909	—	—	64,476
Total Assets (1)	$2,290,640	$1,776,315	$195,217	$(2,493,880)	$1,768,292
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$232,863	$9	$—	$—	$232,872
Trade payable program liability	14,046	—	—	—	14,046
Accrued expenses (1)	53,794	69,006	179,413	(21,093)	281,120
Deferred income taxes	3,371	27,612	—	(5,768)	25,215
Current maturities of long-term debt and obligations under capital leases	3,474	—	—	—	3,474
Total Current Liabilities (1)	307,548	96,627	179,413	(26,861)	556,727
Long-term debt and obligations under capital leases, less current maturities	556,910	66,851	—	—	623,761
Other long-term liabilities	56,929	29,834	—	(20,424)	66,339
Intercompany liabilities (1)	847,788	—	—	(847,788)	—
Stockholders’ Equity:
Common stock (1)	68,557	2	100	(102)	68,557
Additional paid-in capital (1)	292,837	386,857	3,900	(390,757)	292,837
Retained earnings (1)	462,757	1,196,144	11,804	(1,207,948)	462,757
Accumulated other comprehensive loss	(9,906)	—	—	—	(9,906)
Less:	—
Cost of shares in treasury	233,516	—	—	—	233,516
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity (1)	521,465	1,583,003	15,804	(1,598,807)	521,465
Total Liabilities and Stockholders’ Equity (1)	$2,290,640	$1,776,315	$195,217	$(2,493,880)	$1,768,292

(1) As restated, see Note 14

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

As of February 3, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$13,581	$7,946	$357	$—	$21,884
Accounts receivable, net	17,377	12,205	—	—	29,582
Merchandise inventories	211,445	395,597	—	—	607,042
Prepaid expenses	24,511	13,469	20,044	(18,760)	39,264
Other	—	2,255	75,038	(6,925)	70,368
Total Current Assets	266,914	431,472	95,439	(25,685)	768,140
Property and Equipment—at cost:
Land	78,507	166,767	12,893	(6,462)	251,705
Buildings and improvements	310,952	607,948	20,937	(10,612)	929,225
Furniture, fixtures and equipment	289,005	395,037	—	—	684,042
Construction in progress	2,654	810	—	—	3,464
	681,118	1,170,562	33,830	(17,074)	1,868,436
Less accumulated depreciation and amortization	382,363	576,186	239	3,401	962,189
Total Property and Equipment—Net	298,755	594,376	33,591	(20,475)	906,247
Investment in subsidiaries	1,589,279	—	—	(1,589,279)	—
Intercompany receivable	—	684,520	81,160	(765,680)	—
Deferred income taxes	24,828	—	—	—	24,828
Other	63,843	4,141	—	—	67,984
Total Assets	$2,243,619	$1,714,509	$210,190	$(2,401,119)	$1,767,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$265,480	$9	$—	$—	$265,489
Trade payable program liability	13,990	—	—	—	13,990
Accrued expenses	43,815	72,692	195,321	(19,548)	292,280
Deferred income taxes	6,344	28,724	—	(6,137)	28,931
Current maturities of long-term debt and obligations under capital leases	3,490	—	—	—	3,490
Total Current Liabilities	333,119	101,425	195,321	(25,685)	604,180
Long-term debt and obligations under capital leases, less current maturities	523,735	11,296	—	—	535,031
Other long-term liabilities	53,330	27,378	—	(20,475)	60,233
Intercompany liabilities	765,680	—	—	(765,680)	—
Stockholders’ Equity:
Common stock	68,557	2	100	(102)	68,557
Additional paid-in capital	289,384	386,857	3,900	(390,757)	289,384
Retained earnings	463,797	1,187,551	10,869	(1,198,420)	463,797
Accumulated other comprehensive loss	(9,380)	—	—	—	(9,380)
Less:
Cost of shares in treasury	185,339	—	—	—	185,339
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity	567,755	1,574,410	14,869	(1,589,279)	567,755
Total Liabilities and Stockholders’ Equity	$2,243,619	$1,714,509	$210,190	$(2,401,119)	$1,767,199

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(dollars in thousands)

Thirteen weeks ended May 5, 2007	Pep Boys	Subsidiary Guarantors (1)	Subsidiary Non- Guarantors	Consolidation / Elimination (1)	Consolidated

Merchandise Sales	$154,284	$290,751	$—	$—	$445,035
Service Revenue	35,612	65,366	—	—	100,978
Other Revenue	—	—	6,260	(6,260)	—
Total Revenues	189,896	356,117	6,260	(6,260)	546,013
Costs of Merchandise Sales	109,481	205,829	—	—	315,310
Costs of Service Revenue	30,215	58,696	—	—	88,911
Costs of Other Revenue	—	—	5,566	(5,566)	—
Total Costs of Revenues	139,696	264,525	5,566	(5,566)	404,221
Gross Profit from Merchandise Sales	44,803	84,922	—	—	129,725
Gross Profit from Service Revenue	5,397	6,670	—	—	12,067
Gross Profit from Other Revenue	—	—	694	(694)	—
Total Gross Profit	50,200	91,592	694	(694)	141,792
Selling, General and Administrative Expenses	42,297	86,621	86	(932)	128,072
Net Gain (Loss) from Sale of Assets	2,367	(8)	—	—	2,359
Operating Profit	10,270	4,963	608	238	16,079
Non-Operating (Expense) Income	(3,901)	33,719	640	(28,553)	1,905
Interest Expense (Income)	31,913	10,383	(1,325)	(28,315)	12,656
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(25,544)	28,299	2,573	—	5,328
Income Tax (Benefit) Expense	(18,619)	19,706	1,021		2,108
Equity in Earnings of Subsidiaries (1)	10,145	—	—	(10,145)	—
Net Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle (1)	3,220	8,593	1,552	(10,145)	3,220
Loss From Discontinued Operations, Net of Tax	(45)	—	—	—	(45)
Net Earnings (1)	$3,175	$8,593	$1,552	$(10,145)	$3,175

(1) As restated, see Note 14

Thirteen weeks ended April 29, 2006	Pep Boys	Subsidiary Guarantors (1)	Subsidiary Non- Guarantors	Consolidation / Elimination (1)	Consolidated

Merchandise Sales	$159,704	$297,611	$—	$—	$457,315
Service Revenue	34,867	64,419	—	—	99,286
Other Revenue	—	—	7,137	(7,137)	—
Total Revenues	194,571	362,030	7,137	(7,137)	556,601
Costs of Merchandise Sales	114,460	215,088	—	—	329,548
Costs of Service Revenue	30,568	57,607	—	—	88,175
Costs of Other Revenue	—	—	8,608	(8,608)	—
Total Costs of Revenues	145,028	272,695	8,608	(8,608)	417,723
Gross Profit from Merchandise Sales	45,244	82,523	—	—	127,767
Gross Profit from Service Revenue	4,299	6,812	—	—	11,111
Gross Loss from Other Revenue	—	—	(1,471)	1,471	—
Total Gross Profit (Loss)	49,543	89,335	(1,471)	1,471	138,878
Selling, General and Administrative Expenses	43,016	86,653	81	1,471	131,221
Net Loss from Sale of Assets	—	(415)	—	—	(415)
Operating Profit (Loss)	6,527	2,267	(1,552)	—	7,242
Non-Operating (Expense) Income	(4,675)	27,916	298	(21,280)	2,259
Interest Expense (Income)	24,961	7,844	(1,188)	(21,280)	10,337
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(23,109)	22,339	(66)	—	(836)
Income Tax (Benefit) Expense	(120)	151	—		31
Equity in Earnings of Subsidiaries (1)	22,024	—	—	(22,024)	—
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle (1)	(965)	22,188	(66)	(22,024)	(867)
Loss From Discontinued Operations, Net of Tax	(5)	(98)	—	—	(103)
Cumulative Effect of Change in Accounting Principle, Net of Tax	267	—	—	—	267
Net (Loss) Earnings (1)	$(703)	$22,090	$(66)	$(22,024)	$(703)

(1) As restated, see Note 14

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

Thirteen weeks ended May 5, 2007	Pep Boys (1)	Subsidiary Guarantors (1)	Subsidiary Non- Guarantors	Consolidation Elimination (1)	Consolidated
Cash Flows from Operating Activities:
Net Earnings (1)	$3,175	$8,593	$1,552	$(10,145)	$3,175
Adjustments to Reconcile Net Earnings to Net Cash (Used in) Provided By Continuing Operations (1)	3,760	10,725	539	9,477	24,501
Changes in operating assets and liabilities (1)	(59,878)	25,513	(1,079)	51	(35,393)
Net cash (used in) provided by continuing operations (1)	(52,943)	44,831	1,012	(617)	(7,717)
Net cash used in discontinued operations	(90)	—	—	—	(90)
Net Cash (Used in) Provided by Operating Activities (1)	(53,033)	44,831	1,012	(617)	(7,807)

Net Cash (Used in) Investing Activities	(1,758)	(9,852)	—	—	(11,610)

Net Cash Provided by (Used in) Financing Activities (1)	55,196	(29,953)	2,454	617	28,314

Net Increase in Cash and Cash Equivalents	405	5,026	3,466	—	8,897
Cash and Cash Equivalents at Beginning of Year	13,581	7,946	357	—	21,884
Cash and Cash Equivalents at End of Year	$13,986	$12,972	$3,823	$—	$30,781

(1) As restated, see Note 14

Thirteen weeks ended April 29, 2006	Pep Boys (1)	Subsidiary Guarantors (1)	Subsidiary Non- Guarantors	Consolidation Elimination (1)	Consolidated
Cash Flows from Operating Activities:
Net (Loss) Earnings (1)	$(703)	$22,090	$(66)	$(22,024)	$(703)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash (Used in) Provided By Continuing Operations (1)	(14,425)	14,030	62	22,024	21,691
Changes in operating assets and liabilities	1,301	(477)	(4,873)	—	(4,049)
Net cash (used in) provided by continuing operations (1)	(13,827)	35,643	(4,877)	—	16,939
Net cash used in discontinued operations	(46)	(119)	—	—	(165)
Net Cash (Used in) Provided by Operating Activities (1)	(13,873)	35,524	(4,877)	—	16,774

Net Cash Used in Investing Activities	(373)	(5,120)	—	—	(5,493)

Net Cash Provided by (Used in) Financing Activities (1)	15,237	(29,875)	6,774	—	(7,864)

Net Increase in Cash and Cash Equivalents	991	529	1,897	—	3,417
Cash and Cash Equivalents at Beginning of Year	12,019	6,953	29,309	—	48,281
Cash and Cash Equivalents at End of Year	$13,010	$7,482	$31,206	$—	$51,698

(1) As restated, see Note 14

NOTE 11. Contingencies

During the fourth quarter of 2006 and first quarter of 2007, the Company was served with four separate lawsuits brought by former associates employed in California, each of which lawsuits purports to be a class action on behalf of all current and former California store associates. One or more of the lawsuits claim that the plaintiff was not paid for (i) overtime, (ii) accrued vacation time, (iii) all time worked (i.e. “off the clock” work) and/or (iv) late or missed meal periods or rest breaks. The plaintiffs also allege that the Company violated certain record keeping requirements arising out of the foregoing alleged violations. The lawsuits (i) claim these alleged practices are unfair business practices, (ii) request back pay, restitution, penalties, interest and attorney fees and (iii) request that the Company be enjoined from committing further unfair business practices. The Company believes that it has meritorious defenses to all of these claims and intends to defend these claims vigorously. The resolution of these claims cannot be predicted and there is no reasonable estimate of the amount or range of potential loss. Accordingly, the Company has not recorded any provision for loss associated with these claims. However, an adverse determination of these claims could have a material effect on the Company’s results of operations and cash flows in the period(s) during which they are determined.

The Company is also party to various actions and claims arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 12. Other Comprehensive Income (Loss) and Stockholders’ Equity

Following are the components of comprehensive income (loss):

	Thirteen weeks ended
	May 5,	April 29,
(dollar amounts in thousands)	2007	2006

Net earning (loss)	$3,175	$(703)

Other comprehensive (loss) income, net of tax:

Derivative financial instrument adjustments	(916)	336

Comprehensive income (loss)	$2,259	$(367)

The components of Accumulated Other Comprehensive Loss are:

	May 5,	February 3,
(dollar amounts in thousands)	2007	2007

Derivative financial instrument adjustment, net of tax	$(916)	$—

Defined benefit plan adjustment, net of tax	(8,990)	(9,380)

Accumulated Other Comprehensive Loss	$(9,906)	$(9,380)

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

NOTE 13. Interest Rate Swap Agreements

On June 3, 2003, the Company entered into an interest rate swap which was designated as a cash flow hedge of the Company’s real estate operating lease payments. During the fourth quarter 2006, the Company removed the designation as a cash flow hedge and records the change in fair value of the swap through the operating statement through its termination date on July 1, 2008. During the thirteen weeks ended May 5, 2007, an $829,000 expense was recorded in cost of merchandise sales for the change in fair value of this swap.

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

As of May 5, 2007 and February 3, 2007, the fair values of the interest rate swaps were $2,254,000 and $5,522,000, respectively.  $1,465,000 ($916,000, net of tax) of the $3,268,000 decline in fair value was included in Accumulated Other Comprehensive Loss on the condensed consolidated balance sheet.

NOTE 14.  Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarterly period ended May 5, 2007, the Company determined that certain information presented in the condensed consolidating balance sheet as of May 5, 2007 and the related condensed consolidating statements of operations and cash flows for the thirteen weeks ended May 5, 2007 and April 29, 2006 presented in the supplemental guarantor information note (Note 10) contained errors.  The errors resulted from (i) the failure to correctly record consolidating intercompany journal entries between Pep Boys and Subsidiary Guarantors (ii) the failure to correctly record certain reclassification entries to intercompany receivables and liabilities and (iii) the failure to consolidate PBY Corporation’s wholly owned subsidiary, The Pep Boys Manny Moe & Jack of California in the Subsidiary Guarantors column.  The Company has corrected the errors and restated the condensed consolidating balance sheet, as of May 5, 2007, and the related condensed consolidating statements of operations and cash flows for the thirteen weeks ended May 5, 2007 and April 29, 2006 included in Note 10.  The correction of these errors did not affect the Company’s previously reported interim or annual consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity or consolidated statements of cash flows.

The following table reflects the effects of the restatement on the condensed consolidating financial statements as of May 5, 2007 and for the thirteen weeks ended May 5, 2007 and April 29, 2006:

	Pep Boys		Subsidiary Guarantors		Consolidation / Elimination
(dollars in thousands)	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Condensed Consolidated Balance Sheet
As of May 5, 2007
Investment in subsidiaries	$1,558,353	$1,598,807	$1,384,492	$—	$(2,942,845)	$(1,598,807)
Intercompany receivable	—	—	823,495	769,697	(901,586)	(847,788)
Total Assets	2,250,186	2,290,640	3,214,605	1,776,315	(3,891,716)	(2,493,880)
Accrued expenses	—	53,794	144,407	69,006	(42,700)	(21,093)
Total Current Liabilities	253,754	307,548	172,028	96,627	(48,468)	(26,861)
Intercompany liabilities	901,585	847,788	—	—	(901,585)	(847,788)
Common stock	—	—	1,502	2	(1,602)	(102)
Additional paid-in capital	292,836	292,837	436,858	386,857	(440,757)	(390,757)
Retained earnings	422,301	462,757	2,507,532	1,196,144	(2,478,880)	(1,207,948)
Total Stockholders’ Equity	481,008	521,465	2,945,892	1,583,003	(2,921,239)	(1,598,807)
Total Liabilities and Stockholders’ Equity	2,250,186	2,290,640	3,214,605	1,776,315	(3,891,716)	(2,493,880)

	Subsidiary Guarantors		Consolidation / Elimination
(dollars in thousands)	Previously Reported	Restated	Previously Reported	Restated
Condensed Consolidating Statement of Operations
Thirteen weeks ended May 5, 2007
Equity in Earnings of Subsidiaries	$18,849	$—	$(28,994)	$(10,145)
Net Earnings (Loss) from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	27,442	8,593	(28,994)	(10,145)
Net Earnings (Loss)	27,442	8,593	(28,994)	(10,145)

Thirteen weeks ended April 29, 2006
Equity in Earnings of Subsidiaries	$33,026	$—	$(55,050)	$(22,024)
Net Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	55,214	22,188	(55,050)	(22,024)
Net Earnings	55,116	22,090	(55,050)	(22,024)

	Pep Boys		Subsidiary Guarantors		Consolidation / Elimination
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Condensed Consolidating Statement of Cash Flows
Thirteen weeks ended May 5, 2007
Net Earnings	$—	$—	$27,442	$8,593	$(28,994)	$(10,145)
Adjustments to Reconcile Net Earnings to Net Cash (Used in) Provided By Continuing Operations	(1,962)	3,760	(3,019)	10,725	28,943	9,477
Changes in operating assets and liabilities	(71,707)	(59,878)	37,342	25,513	—	—
Net cash (used in) provided by continuing operations	(70,494)	(52,943)	61,765	44,831	—	(617)
Net Cash (Used in) Provided by Operating Activities	(70,584)	(53,033)	61,765	44,831	—	(617)
Net Cash Provided by (Used in) Financing Activities	72,747	55,196	(46,887)	(29,953)	—	617

Thirteen weeks ended April 29, 2006
Net (Loss) Earnings	$—	$—	$55,116	$22,090	$(55,050)	$(22,024)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash (Used in) Provided By Continuing Operations	(13,311)	(14,425)	(20,110)	14,030	55,050	22,024
Net cash (used in) provided by continuing operations	(12,713)	(13,827)	34,529	35,643	—	—
Net Cash (Used in) Provided by Operating Activities	(12,759)	(13,873)	34,410	35,524	—	—
Net Cash Provided by (Used in) Financing Activities	14,123	15,237	(28,761)	(29,875)	—	—

Additionally, the Company incorrectly presented borrowings and payments under its line of credit agreement and vendor financing trade payable program on a net basis rather than a gross basis in the financing activities section of the condensed consolidated statements of cash flows for the thirteen weeks ended May 5, 2007 and April 29, 2006. The corrections did not affect the Company’s previously reported net cash used in financing activities on the condensed consolidated statements of cash flows for the periods presented in this Quarterly Report on Form 10-Q/A.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below should be read in conjunction with (i) the condensed consolidated interim financial statements and the notes to such financial statements included elsewhere in this Form10-Q/A and (ii) the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form10-K/A for the fiscal year ended February 3, 2007.

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

The following discussion explains the material changes in our results of operations for the thirteen weeks ended May 5, 2007 and the significant developments affecting our financial condition since February 3, 2007. We strongly recommend that you read the audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the fiscal year ended February 3, 2007.

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

(2) The contractual obligations table excludes our defined benefit pension obligation. Future plan contributions are dependent upon actual plan asset returns and interest rates. For the thirteen weeks ended May 5, 2007, the Company contributed $200,000 of an anticipated $1,000,000 contribution during fiscal 2007, to its non-qualified defined benefit pension plan.

(3) The contractual obligations table excludes the Company’s FIN 48 liabilities of $7,126,000 because the Company cannot make a reliable estimate of the timing of cash payments.

Commercial Commitments		Due in less	Due in	Due in	Due after
(dollar amounts in thousands)	Total	than 1 year	1–3 years	3–5 years	5 years
Import letters of credit	$511	$511	$—	$—	$—
Standby letters of credit	55,859	42,784	13,075	—	—
Surety bonds	10,497	5,810	4,687	—	—
Purchase obligations (1) (2)	14,838	12,463	1,900	475	—
Total commercial commitments	$81,705	$61,568	$19,662	$475	$—

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

RESULTS OF OPERATIONS

The following table presents for the periods indicated certain items in the condensed consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

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

Gross profit from merchandise sales increased as a percentage of merchandise sales, to 29.1% in fiscal 2007 from 27.9% in fiscal 2006. Gross profit from merchandise sales increased 1.5% or $1,958,000 from the comparative period in the prior year. Our product margin improved due to improved acquisition costs, reduced inventory shrinkage and a $1,300,000 gain on the settlement of an inventory insurance claim resulting from Hurricane Katrina. In addition to our improving product margin, our merchandise margin was favorably impacted by reduced warehousing and distribution costs which was offset slightly by increased rental expense within our occupancy cost.

Gross profit from service revenue increased, as a percentage of service revenue to 12.0% in fiscal 2007 from 11.2% in fiscal 2006. Gross profit from service revenue increased 8.6% or $956,000 from the comparative period in the prior year. This increase, as a percentage of service revenue, was due to reduced depreciation and employee benefit expenses.

Selling, general and administrative expenses, as a percentage of total revenues, were 23.5% and 23.6% in fiscal 2007 and fiscal 2006, respectively. Selling, general and administrative expenses decreased 2.4% or $3,149,000 from the comparative period in the prior year. Fiscal year 2007 reflects a $3,900,000 CEO transition charge and fiscal year 2006 reflects a favorable $2,300,000 insurance settlement. Also contributing to the decrease in selling, general and administrative expense was lower payroll and media expenses.

Net gain (loss) from dispositions of assets favorably increased from the prior year, principally from a $2,400,000 gain, recorded in the first quarter of fiscal 2007, for the settlement of an insurance claim relating to stores impaired during Hurricane Katrina in 2005.

Interest expense increased $2,319,000 primarily due to higher incurred interest rates and a $974,000 expense for changes in the fair value of an interest rate swap agreement that exchanges floating rate payments for a fixed rate on a $200,000,000 notional amount. On April 9, 2007, the Company documented that the swap qualifies for hedge accounting treatment and prospectively recorded the effective portion of the change in fair value through Accumulated Other Comprehensive Loss.

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

On an on-going basis, we evaluate our estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, risk participation agreements and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to “Critical Accounting Policies and Estimates” as reported in our Form 10-K/A for the year ended February 3, 2007, which disclosures are hereby incorporated by reference.

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

On June 3, 2003, we entered into an interest rate swap which was designated as a cash flow hedge of the company’s real estate operating lease payments. During the fourth quarter 2006, we removed the designation as a cash flow hedge and record the change in fair value through the operating statement until its termination date on July 1, 2008. During the thirteen weeks ended May 5, 2007, a $829,000 expense was recorded in cost of merchandise sales for the change in fair value of this swap.

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

 As of May 5, 2007 and February 3, 2007, the fair value of the interest rate swaps were $2,254,000 and $5,522,000. $1,465,000 of the $3,268,000 decline in fair value was included in Accumulated Other Comprehensive Loss on the condensed consolidated balance sheet.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rule 13a - 15 of the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that re-evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, solely due to the fact that there was a material weakness in our internal control over financial reporting (which is a subset of disclosure controls and procedures) as described below.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter covered by this report, a change in the Company’s internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting in that the Company determined it had a material weakness in its internal control over financial reporting related to preparation and review of the Company’s supplemental guarantor information note and condensed consolidated statements of cash flows presentation which resulted in the errors described in Note 14.

Other than described above, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5. Other Information

None.

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

Item 1A.  Risk Factors

There have been no changes to the risks described in the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 3, 2007.

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

** - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date: November 2, 2007	by:	/s/ Harry F. Yanowitz
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