Form 10-Q
period 2007-11-03
PEP BOYS MANNY MOE & JACK
filed 2007-12-18
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 3, 2007

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

As of November 30, 2007 there were 51,729,983 shares of the registrant’s Common Stock outstanding.

Index

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – November 3, 2007 and February 3, 2007	3

	Condensed Consolidated Statements of Operations and Changes in Retained Earnings - Thirteen and Thirty-nine Weeks Ended November 3, 2007 and October 28, 2006	4

	Condensed Consolidated Statements of Cash Flows – Thirty-nine Weeks Ended November 3, 2007 and October 28, 2006 (Restated)	5

	Notes to Condensed Consolidated Financial Statements	6-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

Item 5.	Other Information	31

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

SIGNATURES		33

INDEX TO EXHIBITS		34

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

UNAUDITED

	November 3, 2007	February 3, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$26,200	$21,884
Accounts receivable, net	28,325	29,582
Merchandise inventories	589,916	607,042
Prepaid expenses	27,894	39,264
Deferred income taxes	28,669	—
Other	65,751	70,368
Total Current Assets	766,755	768,140
Property and Equipment - at cost:
Land	251,705	251,705
Buildings and improvements	927,134	929,225
Furniture, fixtures and equipment	697,660	684,042
Construction in progress	5,894	3,464
	1,882,393	1,868,436
Less accumulated depreciation and amortization	1,019,633	962,189
Property and Equipment - net	862,760	906,247
Deferred income taxes	—	24,828
Other	23,472	67,984
Total Assets	$1,652,987	$1,767,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$226,535	$265,489
Trade payable program liability	21,596	13,990
Accrued expenses	276,429	292,280
Deferred income taxes	—	28,931
Current maturities of long-term debt and obligations under capital leases	3,445	3,490
Total Current Liabilities	528,005	604,180

Long-term debt and obligations under capital leases, less current maturities	549,751	535,031
Other long-term liabilities	78,930	60,233
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, par value $1 per share:
Authorized 500,000,000 shares; Issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	294,911	289,384
Retained earnings	431,088	463,797
Accumulated other comprehensive loss	(11,299)	(9,380)
Less cost of shares in treasury - 14,633,938 shares and 12,427,687 shares	227,692	185,339
Less cost of shares in benefits trust - 2,195,270 shares	59,264	59,264
Total Stockholders’ Equity	496,301	567,755
Total Liabilities and Stockholders’ Equity	$1,652,987	$1,767,199

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND CHANGES IN RETAINED EARNINGS

(dollar amounts in thousands, except per share amounts)

UNAUDITED

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Merchandise Sales	$435,725	$453,711	$1,339,329	$1,393,023
Service Revenue	99,651	97,138	300,949	292,992
Total Revenues	535,376	550,849	1,640,278	1,686,015
Costs of Merchandise Sales	350,398	323,025	985,508	995,447
Costs of Service Revenue	89,370	90,131	267,232	268,895
Total Costs of Revenues	439,768	413,156	1,252,740	1,264,342
Gross Profit from Merchandise Sales	85,327	130,686	353,821	397,576
Gross Profit from Service Revenue	10,281	7,007	33,717	24,097
Total Gross Profit	95,608	137,693	387,538	421,673
Selling, General and Administrative Expenses	134,542	139,255	395,459	410,020
Net (Loss) Gain from Dispositions of Assets	(515)	213	1,829	6,229
Operating (Loss) Profit	(39,449)	(1,349)	(6,092)	17,882
Non-operating Income	1,032	1,017	4,703	5,294
Interest Expense	11,501	15,581	36,488	37,886
Loss From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(49,918)	(15,913)	(37,877)	(14,710)
Income Tax Benefit	(21,837)	(5,200)	(17,212)	(4,600)
Net Loss From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(28,081)	(10,713)	(20,665)	(10,110)
Gain (Loss) From Discontinued Operations, Net of Tax	91	(205)	29	(338)
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	4	—	183
Net Loss	(27,990)	(10,914)	(20,636)	(10,265)

Retained Earnings, beginning of period	462,615	474,858	463,797	481,926
Cumulative effect adjustment for adoption of FIN 48	—	—	(155)	—
Cash Dividends	(3,510)	(3,691)	(10,630)	(11,207)
Effect of Stock Options	—	(209)	(1,261)	(285)
Dividend Reinvestment Plan	(27)	(31)	(27)	(156)
Retained Earnings, end of period	$431,088	$460,013	$431,088	$460,013

Basic and Diluted Loss Per Share:

Net Loss from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$(0.54)	$(0.20)	$(0.40)	$(0.19)
Discontinued Operations, Net of Tax	—	—	—	—
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—
Loss Per Share	$(0.54)	$(0.20)	$(0.40)	$(0.19)

Cash Dividends Per Share	$0.0675	$0.0675	$0.2025	$0.2025

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

UNAUDITED

Thirty-nine weeks ended	November 3, 2007	October 28, 2006
		(as restated, see Note 16)
Cash Flows from Operating Activities:
Net Loss	$(20,636)	$(10,265)
Adjustments to reconcile net loss to net cash provided by continuing operations:
Net (earnings) loss from discontinued operations	(29)	338
Depreciation and amortization	62,416	62,546
Inventory impairment	32,803	—
Cumulative effect of change in accounting principle, net of tax	—	(183)
Accretion of asset disposal obligation	194	203
Loss on defeasance of convertible debt	—	755
Stock compensation expense	8,529	2,611
Cancellation of vested stock options	—	(1,056)
Deferred income taxes	(11,812)	(7,366)
Gain from dispositions of assets & insurance recoveries	(1,829)	(6,229)
Change in fair value of derivatives	3,665	—
Loss from asset impairment	10,963	550
Excess tax benefits from stock based awards	(687)	(37)
Increase in cash surrender value of life insurance policies	(5,423)	(1,593)
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable, prepaid expenses and other	32,004	50,150
Increase in merchandise inventories	(15,677)	(29,102)
(Decrease) increase in accounts payable	(38,954)	46,743
Decrease in accrued expenses	(5,911)	(24,998)
Increase in other long-term liabilities	682	1,281
Net cash provided by continuing operations	50,298	84,348
Net cash provided by (used in) discontinued operations	25	(367)
Net Cash Provided by Operating Activities	50,323	83,981

Cash Flows from Investing Activities:
Cash paid for property and equipment	(33,506)	(25,092)
Proceeds from dispositions of assets	2,376	1,598
Proceeds (payments) on life insurance policies	26,714	(24,669)
Proceeds from sales of assets held for disposal	—	6,981
Net Cash Used in Investing Activities	(4,416)	(41,182)

Cash Flows from Financing Activities:
Borrowings under line of credit agreements	436,584	434,020
Payments under line of credit agreements	(419,267)	(494,062)
Excess tax benefits from stock based awards	687	37
Borrowings on trade payable program liability	87,578	54,083
Payments on trade payable program liability	(79,972)	(51,955)
Proceeds from term loan	—	121,000
Reduction of long-term debt	(2,432)	(2,259)
Defeasance of convertible debt	—	(119,000)
Payments on capital lease obligations	(210)	(167)
Dividends paid	(10,630)	(11,207)
Repurchase of common stock	(58,152)	—
Proceeds from exercise of stock options	3,632	242
Proceeds from dividend reinvestment plan	591	680
Net Cash Used in Financing Activities	(41,591)	(68,588)
Net Increase (Decrease) in Cash and Cash Equivalents	4,316	(25,789)
Cash and Cash Equivalents at Beginning of Period	21,884	48,281
Cash and Cash Equivalents at End of Period	$26,200	$22,492

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$30,100	$34,246
Cash paid for income taxes	$214	$730
Non-cash investing activities:
Accrued purchases of property and equipment	$258	$757
Non-cash financing activities:
Equipment capital leases	$—	$84

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of November 3, 2007, the condensed consolidated statements of operations and changes in retained earnings for the thirteen and thirty-nine week periods ended November 3, 2007 and October 28, 2006 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 3, 2007 and October 28, 2006 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position, results of operations and cash flows at November 3, 2007 and for all periods presented have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements”. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 3, 2007. The results of operations for the thirteen and thirty-nine week periods ended November 3, 2007 are not necessarily indicative of the operating results for the full fiscal year.

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

The Company and its subsidiaries file income tax returns in the U.S. federal, various states and Puerto Rico jurisdictions.  The Company’s U.S. federal returns for tax years 2004 and forward are subject to examination.  The federal audit of tax years 2001, 2002 and 2003 was closed during the second quarter of fiscal 2007 resulting in the recognition of a $4,227,000 additional income tax benefit. The impact of this recognition remains subject to examination by the various states through fiscal 2008.  State and local income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.  The Company has various state income tax returns in the process of examination, appeals and litigation.

The Company adopted the provisions of FIN 48 on February 4, 2007.  In connection with the adoption, the Company recorded a net decrease to retained earnings of $155,000 and reclassified certain previously recognized deferred tax attributes as FIN 48 liabilities.  The amount of unrecognized tax benefits at February 4, 2007 was $7,126,000 of which $2,216,000 would impact the Company’s tax rate, if recognized. At November 3, 2007, the amount of the unrecognized tax benefit was $3,037,000.

The Company recognizes potential interest and penalties for unrecognized tax benefits in income tax expense and, accordingly, during the thirteen weeks and thirty-nine weeks ended November 3, 2007, the Company recognized approximately $9,000 and $59,000, respectively, in potential interest associated with uncertain tax positions.  At February 4, 2007, the Company has recorded approximately $734,000 for the payment of interest and penalties, which is included in the $7,126,000 unrecognized tax benefit noted above.  The Company does not expect the total amount of unrecognized tax benefits will significantly change in the next twelve months.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company adopted this standard on February 4, 2007, which did not affect our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (SFAS No. 156). SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company adopted this standard on February 4, 2007, which did not affect our consolidated financial statements.

In June of 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The Company presents sales, net of sales taxes, in its consolidated statement of operations and the adoption of this EITF did not affect our consolidated financial statements.

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

In March 2007, the EITF reached a consensus on Issue Number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, although early adoption is permitted. We are currently evaluating the impact of EITF 06-10 on our consolidated financial statements.

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

NOTE 3. Accounting for Stock-Based Compensation

The Company has stock-based compensation plans, under which it grants stock options and restricted stock units to key employees and members of its Board of Directors. Generally, new stock option grants vest over a four-year period, with one-fifth vesting on each of the grant date and the next four anniversaries thereof and have an expiration date of seven years.  Generally, new restricted stock unit grants vest over a four-year period, with one-fourth vesting on each of the first four anniversaries of the grant date. During the third quarter ended November 3, 2007, we granted 6,000 stock options with a weighted average fair value of $5.12 per option and 74,000 restricted stock units with a weighted average fair value of $15.30 per unit.

In accordance with SFAS No. 123(R), we recognize compensation expense on a straight-line basis over the vesting period. We recognized $2,476,000 and $893,000 of stock-based compensation expense during the thirteen weeks ended November 3, 2007 and October 28, 2006, respectively, and $8,529,000 and $2,611,000 of stock-based compensation expense during the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.

NOTE 4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $573,700,000 and $593,265,000 as of November 3, 2007 and February 3, 2007, respectively.

The Company establishes reserves for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program.

The Company also records valuation adjustments (reserves) for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when market is lower than recorded costs. The reserves are revised, if necessary, on a quarterly basis for adequacy. The Company’s reserves against inventory for these matters were $15,464,000 and $13,462,000 at November 3, 2007 and February 3, 2007, respectively.

During the third quarter of fiscal 2007, the Company recorded a $32,803,000 inventory impairment for the discontinuance and planned exit of certain non-core merchandise products adopted as one of the initial steps in the Company’s five-year strategic plan. The carrying value of the discontinued merchandise will be evaluated quarterly as compared to the estimated sell through that was utilized in determining the impairment.

NOTE 5. Deferred Income Taxes

As of February 3, 2007, the Company had available federal net operating losses that can be carried forward to future years. The Company now expects to utilize these operating loss carryforwards within the next twelve months, principally as a result of real estate sales. The deferred tax asset primarily relating to these operating loss carryforwards has been reclassified to current from long term deferred tax asset during the third quarter of fiscal 2007.

As a result, consistent with the requirement of FASB No. 109, Accounting for Income Taxes, current deferred tax liabilities are presented on a net basis in the line item current deferred tax assets as of November 3, 2007.  Also, long term deferred tax liabilities of $13,800,000 as of November 3, 2007, shown net in prior periods with long-term deferred tax assets, are presented in the line item other long-term liabilities.

NOTE 6. Other Current Assets

The Company’s other current assets as of November 3, 2007 and February 3, 2007, respectively, were as follows:

(dollar amounts in thousands)	November 3, 2007	February 3, 2007

Reinsurance premiums and receivable	$51,714	$69,239
Insurance benefit receivable	11,479	—
Income taxes receivable	1,588	—
Other	970	1,129
Total	$65,751	$70,368

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

During the third quarter of fiscal 2007, the Company recorded a $3,900,000 benefit on a company-owned life insurance policy to reflect the current value of the insurance receivable of $11,479,000.

NOTE 7. Discontinued Operations

In accordance with SFAS No. 144, discontinued operations continue to reflect the remaining costs associated with the 33 stores closed on July 31, 2003 as part of our corporate restructuring. The remaining reserve balance is not material.

NOTE 8. Pension and Savings Plan

Pension expense includes the following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(dollar amounts in thousands)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006

Service cost	$22	$58	$124	$188
Interest cost	893	772	2,565	2,300
Expected return on plan assets	(566)	(532)	(1,740)	(1,645)
Amortization of transition obligation	40	41	122	122
Amortization of prior service cost	95	91	277	269
Amortization of net loss	385	602	1,361	1,733
Net periodic benefit cost	$869	$1,032	$2,709	$2,967

The Company has a qualified defined benefit pension plan with accrued benefits frozen at December 31, 1996. The Company makes contributions to this plan in accordance with the requirements of ERISA. The Company does not anticipate making a contribution to this plan during fiscal 2007.

The Company has an unfunded, non-qualified Executive Supplemental Retirement Plan (SERP) defined benefit plan that was closed to new participants on January 31, 2004. As of November 3, 2007, the Company contributed $368,000 of an anticipated $1,000,000 contribution during fiscal 2007 to this plan.

The Company has a non-qualified SERP defined contribution plan for key employees who were designated by the Board of Directors after January 31, 2004. The Company recorded a benefit for the defined contribution portion of the plan of approximately $158,000 and $9,000 for the thirteen weeks ended November 3, 2007 and October 28, 2006, respectively, and recorded contribution expense of approximately $263,000 and $479,000 for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.

The Company has two 401(k) savings plans, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation. The Company’s savings plans’ contribution expense was approximately $961,000 and $359,000 for the thirteen weeks ended November 3, 2007 and October 28, 2006, respectively, and approximately $2,589,000 and $2,110,000 for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.

NOTE 9. Debt and Financing Arrangements

On February 15, 2007, the Company amended its $320,000,000 Senior Secured Term Loan, due in 2013, to reduce the interest rate from London Interbank Offered Rate (LIBOR) plus 2.75% to LIBOR plus 2.00%.

On October 27, 2006, the Company amended and restated its Senior Secured Term Loan Facility to increase its size from $200,000,000 to $320,000,000. Proceeds from the facility were used to satisfy and discharge the Company’s outstanding $119,000,000 4.25% Convertible Senior Notes due June 1, 2007 by deposit into an escrow fund with an independent trustee. The right of the holders of the convertible notes to convert them into shares of the Company’s common stock, at any time until the June 1, 2007 maturity date, survived such satisfaction and discharge, although no notes were converted prior to maturity. The conversion price was approximately $22.40 per share.  The Company recorded a non-cash charge for the value of such conversion right, approximately $755,000 as determined by the Black-Scholes method, in its consolidated statement of operations for the thirteen and thirty-nine weeks ended October 28, 2006.

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

Components of the reserve for warranty costs for the thirty-nine week periods ended November 3, 2007 and October 28, 2006, respectively, are as follows:

(dollar amounts in thousands)	Thirty-nine Weeks Ended November 3, 2007	Thirty-nine Weeks Ended October 28, 2006

Beginning balance	$645	$1,477

Additions related to current period sales	7,774	15,751

Warranty costs incurred in current period	(7,993)	(15,824)
Ending balance	$426	$1,404

NOTE 11. Loss Per Share

(in thousands, except per share amounts)

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
		November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006

(a)	Net Loss From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$(28,081)	$(10,713)	$(20,665)	$(10,110)

	Discontinued Operations, Net of Tax	91	(205)	29	(338)

	Cumulative Effect of Change in Accounting Principle, Net of Tax	—	4	—	183

	Net Loss	$(27,990)	$(10,914)	$(20,636)	$(10,265)

(b)	Basic average number of common shares outstanding during period	51,844	54,313	52,206	54,264

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	—	—	—	—

(c)	Diluted average number of common shares assumed outstanding during period	51,844	54,313	52,206	54,264

	Basic Loss per Share:
	Net Loss From Continuing Operations Before Cumulative Effect of Change in Accounting Principle (a/b)	$(0.54)	$(0.20)	$(0.40)	$(0.19)
	Discontinued Operations, Net of Tax	—	—	—	—
	Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—
	Basic Loss per Share	$(0.54)	$(0.20)	$(0.40)	$(0.19)

	Diluted Loss per Share:
	Net Loss From Continuing Operations Before Cumulative Effect of Change in Accounting Principle (a/c)	$(0.54)	$(0.20)	$(0.40)	$(0.19)
	Discontinued Operations, Net of Tax	—	—	—	—
	Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—
	Diluted Loss per Share	$(0.54)	$(0.20)	$(0.40)	$(0.19)

At November 3, 2007 and October 28, 2006, respectively, there were 3,397,000 and 3,594,000 outstanding options and non-vested restricted stock units. All outstanding options and non-vested restricted stock units were excluded from the diluted average number of common shares outstanding during the thirteen and thirty-nine week periods ended November 3, 2007 due to their anti-dilutive nature.

NOTE 12. Supplemental Guarantor Information

The Company’s $200,000,000 aggregate principal amount of 7.50% Senior Subordinated Notes (the “Notes”) are fully and unconditionally and joint and severally guaranteed by certain of the Company’s direct and indirectly wholly-owned subsidiaries - namely, The Pep Boys Manny Moe & Jack of California, Pep Boys – Manny, Moe & Jack of Delaware, Inc., Pep Boys — Manny, Moe & Jack of Puerto Rico, Inc. and PBY Corporation (collectively, the “Subsidiary Guarantors”). The Notes are not guaranteed by the Company’s wholly-owned subsidiary, Colchester Insurance Company.

The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of November 3, 2007 and February 3, 2007 and the related condensed consolidating statements of operations for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006 and condensed consolidating statements of cash flows for the thirty-nine weeks ended November 3, 2007 and October 28, 2006 for (i) the Company (“Pep Boys”) on a parent only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Subsidiary Guarantors on a combined basis including the consolidation by PBY Corporation of its wholly owned subsidiary, The Pep Boys Manny Moe & Jack of California, (iii) the subsidiary of the Company that does not guarantee the Notes, and (iv) the Company on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEETS

(dollars in thousands)

As of November 3, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantor	Consolidation / Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$13,863	$10,812	$1,525	$—	$26,200
Accounts receivable, net	13,645	14,680	—	—	28,325
Merchandise inventories	223,258	366,658	—	—	589,916
Prepaid expenses	26,004	6,723	3,061	(7,894)	27,894
Deferred income taxes	41,029	3,455	5,488	(21,303)	28,669
Other	14,289	1	51,461	—	65,751
Total Current Assets	332,088	402,329	61,535	(29,197)	766,755
Property and Equipment—at cost:
Land	78,508	166,766	12,893	(6,462)	251,705
Buildings and improvements	309,090	607,719	20,937	(10,612)	927,134
Furniture, fixtures and equipment	292,360	405,300	—	—	697,660
Construction in progress	3,727	2,167	—	—	5,894
	683,685	1,181,952	33,830	(17,074)	1,882,393
Less accumulated depreciation and amortization	403,395	612,381	752	3,105	1,019,633
Total Property and Equipment—Net	280,290	569,571	33,078	(20,179)	862,760
Investment in subsidiaries	1,615,001	—	—	(1,615,001)	—
Intercompany receivable	—	781,262	77,637	(858,899)	—
Other	23,093	379	—	—	23,472
Total Assets	$2,250,472	$1,753,541	$172,250	$(2,523,276)	$1,652,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$226,526	$9	$—	$—	$226,535
Trade payable program liability	21,596	—	—	—	21,596
Accrued expenses	46,569	83,557	154,197	(7,894)	276,429
Current deferred taxes	—	21,303	—	(21,303)	—
Current maturities of long-term debt and obligations under capital leases	3,445	—	—	—	3,445
Total Current Liabilities	298,136	104,869	154,197	(29,197)	528,005
Long-term debt and obligations under capital leases, less current maturities	528,069	21,682	—	—	549,751
Other long-term liabilities	69,067	30,042	—	(20,179)	78,930
Intercompany liabilities	858,899	—	—	(858,899)	—
Stockholders’ Equity:
Common stock	68,557	2	100	(102)	68,557
Additional paid-in capital	294,911	386,857	3,900	(390,757)	294,911
Retained earnings	431,088	1,210,089	14,053	(1,224,142)	431,088
Accumulated other comprehensive loss	(11,299)	—	—	—	(11,299)
Less:
Cost of shares in treasury	227,692	—	—	—	227,692
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity	496,301	1,596,948	18,053	(1,615,001)	496,301
Total Liabilities and Stockholders’ Equity	$2,250,472	$1,753,541	$172,250	$(2,523,276)	$1,652,987

As of February 3, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantor	Consolidation / Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$13,581	$7,946	$357	$—	$21,884
Accounts receivable, net	17,377	12,205	—	—	29,582
Merchandise inventories	211,445	395,597	—	—	607,042
Prepaid expenses	24,511	13,469	20,044	(18,760)	39,264
Other	—	2,255	75,038	(6,925)	70,368
Total Current Assets	266,914	431,472	95,439	(25,685)	768,140
Property and Equipment—at cost:
Land	78,507	166,767	12,893	(6,462)	251,705
Buildings and improvements	310,952	607,948	20,937	(10,612)	929,225
Furniture, fixtures and equipment	289,005	395,037	—	—	684,042
Construction in progress	2,654	810	—	—	3,464
	681,118	1,170,562	33,830	(17,074)	1,868,436
Less accumulated depreciation and amortization	382,363	576,186	239	3,401	962,189
Total Property and Equipment—Net	298,755	594,376	33,591	(20,475)	906,247
Investment in subsidiaries	1,589,279	—	—	(1,589,279)	—
Intercompany receivable	—	684,520	81,160	(765,680)	—
Deferred income taxes	24,828	—	—	—	24,828
Other	63,843	4,141	—	—	67,984
Total Assets	$2,243,619	$1,714,509	$210,190	$(2,401,119)	$1,767,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$265,480	$9	$—	$—	$265,489
Trade payable program liability	13,990	—	—	—	13,990
Accrued expenses	43,815	72,692	195,321	(19,548)	292,280
Current deferred taxes	6,344	28,724	—	(6,137)	28,931
Current maturities of long-term debt and obligations under capital leases	3,490	—	—	—	3,490
Total Current Liabilities	333,119	101,425	195,321	(25,685)	604,180
Long-term debt and obligations under capital leases, less current maturities	523,735	11,296	—	—	535,031
Other long-term liabilities	53,330	27,378	—	(20,475)	60,233
Intercompany liabilities	765,680	—	—	(765,680)	—
Stockholders’ Equity:
Common stock	68,557	2	100	(102)	68,557
Additional paid-in capital	289,384	386,857	3,900	(390,757)	289,384
Retained earnings	463,797	1,187,551	10,869	(1,198,420)	463,797
Accumulated other comprehensive loss	(9,380)	—	—	—	(9,380)
Less:
Cost of shares in treasury	185,339	—	—	—	185,339
Cost of shares in benefits trust	59,264	—	—	—	59,264
Total Stockholders’ Equity	567,755	1,574,410	14,869	(1,589,279)	567,755
Total Liabilities and Stockholders’ Equity	$2,243,619	$1,714,509	$210,190	$(2,401,119)	$1,767,199

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(dollars in thousands)

Thirteen weeks ended November 3, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantor	Consolidation / Elimination	Consolidated
Merchandise Sales	$148,517	$287,208	$—	$—	$435,725
Service Revenue	34,491	65,160	—	—	99,651
Other Revenue	—	—	6,135	(6,135)	—
Total Revenues	183,008	352,368	6,135	(6,135)	535,376
Costs of Merchandise Sales	119,733	231,643	—	(978)	350,398
Costs of Service Revenue	30,108	59,632	—	(370)	89,370
Costs of Other Revenue	—	—	4,933	(4,933)	—
Total Costs of Revenues	149,841	291,275	4,933	(6,281)	439,768
Gross Profit from Merchandise Sales	28,784	55,565	—	978	85,327
Gross Profit from Service Revenue	4,383	5,528	—	370	10,281
Gross Profit from Other Revenue	—	—	1,202	(1,202)	—
Total Gross Profit	33,167	61,093	1,202	146	95,608
Selling, General and Administrative Expenses	41,430	94,481	84	(1,453)	134,542
Net (Loss) Gain from Dispositions of Assets	(91)	(424)	—	—	(515)
Operating (Loss) Profit	(8,354)	(33,812)	1,118	1,599	(39,449)
Non-Operating (Expense) Income	(2,521)	32,846	(1,979)	(27,314)	1,032
Interest Expense (Income)	29,871	11,288	(3,943)	(25,715)	11,501
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(40,746)	(12,254)	3,082	—	(49,918)
Income Tax (Benefit) Expense	(23,325)	(531)	2,019	—	(21,837)
Equity in Loss of Subsidiaries	(10,571)	—	—	10,571	—
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(27,992)	(11,723)	1,063	10,571	(28,081)
Gain From Discontinued Operations, Net of Tax	2	89	—	—	91
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—	—
Net (Loss) Earnings	$(27,990)	$(11,634)	$1,063	$10,571	$(27,990)

Thirteen weeks ended October 28, 2006	Pep Boys	Subsidiary Guarantors(1)	Subsidiary Non- Guarantor	Consolidation / Elimination(1)	Consolidated
Merchandise Sales	$156,507	$297,204	$—	$—	$453,711
Service Revenue	33,748	63,390	—	—	97,138
Other Revenue	—	—	6,705	(6,705)	—
Total Revenues	190,255	360,594	6,705	(6,705)	550,849
Costs of Merchandise Sales	110,308	212,717	—	—	323,025
Costs of Service Revenue	31,474	58,657	—	—	90,131
Costs of Other Revenue	—	—	8,191	(8,191)	—
Total Costs of Revenues	141,782	271,374	8,191	(8,191)	413,156
Gross Profit from Merchandise Sales	46,199	84,487	—	—	130,686
Gross Profit from Service Revenue	2,274	4,733	—	—	7,007
Gross Loss from Other Revenue	—	—	(1,486)	1,486	—
Total Gross Profit (Loss)	48,473	89,220	(1,486)	1,486	137,693
Selling, General and Administrative Expenses	49,071	88,599	99	1,486	139,255
Net Gain from Dispositions of Assets	25	188	—	—	213
Operating (Loss) Profit	(573)	809	(1,585)	—	(1,349)
Non-Operating (Expense) Income (1)	(4,564)	29,796	433	(24,648)	1,017
Interest Expense (Income) (1)	30,167	11,386	(1,324)	(24,648)	15,581
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(35,304)	19,219	172	—	(15,913)
Income Tax (Benefit) Expense	(3,623)	(1,613)	36	—	(5,200)
Equity in Earnings of Subsidiaries(1)	20,785	—	—	(20,785)	—
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle(1)	(10,896)	20,832	136	(20,785)	(10,713)
Loss From Discontinued Operations, Net of Tax	(22)	(183)	—	—	(205)
Cumulative Effect of Change in Accounting Principle, Net of Tax	4	—	—	—	4
Net (Loss) Earnings(1)	$(10,914)	$20,649	$136	$(20,785)	$(10,914)

(1)  As restated. See Note 16.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(dollars in thousands)

Thirty-nine weeks ended November 3, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantor	Consolidation / Elimination	Consolidated

Merchandise Sales	$460,898	$878,431	$—	$—	$1,339,329
Service Revenue	104,879	196,070	—	—	300,949
Other Revenue	—	—	18,607	(18,607)	—
Total Revenues	565,777	1,074,501	18,607	(18,607)	1,640,278
Costs of Merchandise Sales	339,812	646,674	—	(978)	985,508
Costs of Service Revenue	90,297	177,305	—	(370)	267,232
Costs of Other Revenue	—	—	14,771	(14,771)	—
Total Costs of Revenues	430,109	823,979	14,771	(16,119)	1,252,740
Gross Profit from Merchandise Sales	121,086	231,757	—	978	353,821
Gross Profit from Service Revenue	14,582	18,765	—	370	33,717
Gross Profit from Other Revenue	—	—	3,836	(3,836)	—
Total Gross Profit	135,668	250,522	3,836	(2,488)	387,538
Selling, General and Administrative Expenses	126,925	272,630	242	(4,338)	395,459
Net (Loss) Gain from Dispositions of Assets	2,263	(434)	—	—	1,829
Operating Profit (Loss)	11,006	(22,542)	3,594	1,850	(6,092)
Non-Operating (Expense) Income	(10,458)	98,428	1,986	(85,253)	4,703
Interest Expense (Income)	91,393	32,441	(3,943)	(83,403)	36,488
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(90,845)	43,445	9,523	—	(37,877)
Income Tax (Benefit) Expense	(42,634)	20,933	4,489	—	(17,212)
Equity in Earnings of Subsidiaries	27,572	—	—	(27,572)	—
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(20,639)	22,512	5,034	(27,572)	(20,665)
Gain From Discontinued Operations, Net of Tax	3	26	—	—	29
Net (Loss) Earnings	$(20,636)	$22,538	$5,034	$(27,572)	$(20,636)

Thirty-nine weeks ended October 28, 2006	Pep Boys	Subsidiary Guarantors(1)	Subsidiary Non- Guarantor	Consolidation / Elimination(1)	Consolidated

Merchandise Sales	$484,535	$908,488	$—	$—	$1,393,023
Service Revenue	102,020	190,972	—	—	292,992
Other Revenue	—	—	20,845	(20,845)	—
Total Revenues	586,555	1,099,460	20,845	(20,845)	1,686,015
Costs of Merchandise Sales	343,075	652,372	—	—	995,447
Costs of Service Revenue	94,210	174,685	—	—	268,895
Costs of Other Revenue	—	—	24,155	(24,155)	—
Total Costs of Revenues	437,285	827,057	24,155	(24,155)	1,264,342
Gross Profit from Merchandise Sales	141,460	256,116	—	—	397,576
Gross Profit from Service Revenue	7,810	16,287	—	—	24,097
Gross Loss from Other Revenue	—	—	(3,310)	3,310	—
Total Gross Profit (Loss)	149,270	272,403	(3,310)	3,310	421,673
Selling, General and Administrative Expenses	141,472	264,977	261	3,310	410,020
Net Gain from Dispositions of Assets	9	6,220	—	—	6,229
Operating Profit (Loss)	7,807	13,646	(3,571)	—	17,882
Non-Operating (Expense) Income (1)	(14,026)	87,191	1,158	(69,029)	5,294
Interest Expense (Income) (1)	83,685	27,011	(3,781)	(69,029)	37,886
(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(89,904)	73,826	1,368	—	(14,710)
Income Tax (Benefit) Expense	(4,249)	(454)	103		(4,600)
Equity in Earnings of Subsidiaries(1)	75,245	—	—	(75,245)	—
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle(1)	(10,410)	74,280	1,265	(75,245)	(10,110)
Loss From Discontinued Operations, Net of Tax	(38)	(300)	—	—	(338)
Cumulative Effect of Change in Accounting Principle, Net of Tax	183	—	—	—	183
Net (Loss) Earnings(1)	$(10,265)	$73,980	$1,265	$(75,245)	$(10,265)

(1)  As restated. See Note 16.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

Thirty-nine weeks ended November 3, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantor	Consolidation/ Elimination	Consolidated
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(20,636)	$22,538	$5,034	$(27,572)	$(20,636)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash (Used in) Provided By Continuing Operations	14,250	57,952	1,162	25,426	98,790
Changes in operating assets and liabilities	(53,244)	31,793	(6,701)	296	(27,856)
Net cash (used in) provided by continuing operations	(59,630)	112,283	(505)	(1,850)	50,298
Net cash provided by discontinued operations	25	—	—	—	25
Net Cash (Used in) Provided by Operating Activities	(59,605)	112,283	(505)	(1,850)	50,323

Net Cash Provided by (Used in) Investing Activities	18,007	(22,423)	—	—	(4,416)

Net Cash Provided by (Used in) Financing Activities	41,880	(86,994)	1,673	1,850	(41,591)

Net Increase in Cash and Cash Equivalents	282	2,866	1,168	—	4,316
Cash and Cash Equivalents at Beginning of Period	13,581	7,946	357	—	21,884
Cash and Cash Equivalents at End of Period	$13,863	$10,812	$1,525	$—	$26,200

Thirty-nine weeks ended October 28, 2006	Pep Boys (1)	Subsidiary Guarantors(1)	Subsidiary Non- Guarantor	Consolidation/ Elimination(1)	Consolidated
Cash Flows from Operating Activities:
Net (Loss) Earnings(1)	$(10,265)	$73,980	$1,265	$(75,245)	$(10,265)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash (Used in) Provided By Continuing Operations(1)	(57,423)	32,120	597	75,245	50,539
Changes in operating assets and liabilities	50,091	1,762	(7,779)	—	44,074
Net cash (used in) provided by continuing operations (1)	(17,597)	107,862	(5,917)	—	84,348
Net cash used in discontinued operations	(58)	(309)	—	—	(367)
Net Cash (Used in) Provided by Operating Activities (1)	(17,655)	107,553	(5,917)	—	83,981

Net Cash Used in Investing Activities	(2,083)	(5,269)	(33,830)	—	(41,182)

Net Cash Provided by (Used in) Financing Activities (1)	20,617	(101,443)	12,238	—	(68,588)

Net Increase (Decrease) in Cash and Cash Equivalents	879	841	(27,509)	—	(25,789)
Cash and Cash Equivalents at Beginning of Period	12,019	6,953	29,309	—	48,281
Cash and Cash Equivalents at End of Period	$12,898	$7,794	$1,800	$—	$22,492

(1) As restated. See Note 16.

NOTE 13. Commitments and Contingencies

During the fourth quarter of 2006 and first quarter of 2007, the Company was served with four separate lawsuits brought by former associates employed in California, each of which lawsuits purports to be a class action on behalf of all current and former California store associates.  One or more of the lawsuits claim that the plaintiff was not paid for (i) overtime, (ii) accrued vacation time, (iii) all time worked (i.e. “off the clock” work) and/or (iv) late or missed meal periods or rest breaks.   The plaintiffs also allege that the Company violated certain record keeping requirements arising out of the foregoing alleged violations.  The lawsuits (i) claim these alleged practices are unfair business practices, (ii) request back pay, restitution, penalties, interest and attorney fees and (iii) request that the Company be enjoined from committing further unfair business practices.  During the third quarter of 2007, the Company reached a settlement in principle regarding the accrued vacation time claims (which is subject to court approval).  The Company continues to vigorously defend the remaining claims.

The Company is also party to various other actions and claims arising in the normal course of business.

The Company believes that amounts accrued for awards or assessments in connection with all such matters, which amounts were increased by $6,250,000 in the third quarter of fiscal 2007, are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position.  However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated.  While the Company does not believe that the amount of such excess loss could be material to the Company’s financial position, any such loss could have a material adverse effect on the Company’s results of operations in the period(s) during which the underlying matters are resolved.

We have exercised an option to purchase, on or before August 1, 2008, 29 properties that we currently rent under a master operating lease.  We believe that the market value of these properties exceeds their $116,318,000 purchase price, which will allow us to fund such purchase through sale leasebacks or other financing transactions.

NOTE 14. Other Comprehensive Loss and Stockholders’ Equity

The following are the components of comprehensive loss:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(dollar amounts in thousands)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net loss	$(27,990)	$(10,914)	$(20,636)	$(10,265)
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustment	318	—	1,097	—
Derivative financial instrument adjustment	(3,733)	(768)	(3,016)	(644)
Comprehensive loss	$(31,405)	$(11,682)	$(22,555)	$(10,909)

The components of accumulated other comprehensive loss are:

(dollar amounts in thousands)	November 3, 2007	February 3, 2007
Derivative financial instrument adjustment, net of tax	$(3,016)	$—
Defined benefit plan adjustment, net of tax	(8,283)	(9,380)
Accumulated other comprehensive loss	$(11,299)	$(9,380)

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

NOTE 15. Interest Rate Swap Agreements

On June 3, 2003, the Company entered into an interest rate swap which was designated as a cash flow hedge of the Company’s real estate operating lease payments. During the fourth quarter 2006, the Company removed the designation as a cash flow hedge and records the change in fair value of the swap through the operating statement through its termination date on July 1, 2008. During the thirty-nine weeks ended November 3, 2007, a $2,771,000 expense was recorded in cost of merchandise sales for the change in fair value of this swap.

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

As of November 3, 2007 and February 3, 2007, the combined fair values of the interest rate swaps were a liability of $2,941,000, net, and an asset of $5,522,000, respectively.  $4,718,000 ($3,016,000, net of tax) of the $8,463,000 decline in fair value during the thirty-nine weeks ended November 3, 2007 was included in Accumulated Other Comprehensive Loss on the condensed consolidated balance sheet.

NOTE 16. Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarterly period ended October 28, 2006, the Company determined that certain amounts presented in the condensed consolidating information for the thirteen and thirty-nine weeks ended October 28, 2006 presented in the supplemental guarantor information note (Note 12) contained errors.  The errors resulted from (i) the failure to correctly record consolidating intercompany journal entries between Pep Boys and the Subsidiary Guarantors and (ii) the failure to consolidate PBY Corporation’s wholly-owned subsidiary, The Pep Boys Manny Moe & Jack of California, in the Subsidiary Guarantors column.  The Company has corrected the errors and restated the condensed consolidating statements of operations for the thirteen and thirty-nine weeks ended October 28, 2006 and the condensed consolidating statement of cash flows for the thirty-nine weeks ended October 28, 2006 included in Note 12.  The correction of these errors did not affect the Company’s previously reported interim or annual consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity or consolidated statements of cash flows.

The following table reflects the effects of the restatement on the condensed consolidating financial statements for the thirteen and thirty-nine weeks ended October 28, 2006:

	Subsidiary Guarantors		Consolidation / Elimination
(dollars in thousands)	Previously Reported	Restated	Previously Reported	Restated
Condensed Consolidating Statement of Operations
Thirteen weeks ended October 28, 2006
Non-Operating (Expense) Income	$11,638	$29,796	$(6,490)	$(24,648)
Interest Expense (Income)	(6,772)	11,386	(6,490)	(24,648)
Equity in Earnings of Subsidiaries	26,138	—	(46,923)	(20,785)
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	46,970	20,832	(46,923)	(20,785)
Net (Loss) Earnings	46,787	20,649	(46,923)	(20,785)
Thirty-nine weeks ended October 28, 2006
Non-Operating (Expense) Income	69,033	87,191	(50,871)	(69,029)
Interest Expense (Income)	8,853	27,011	(50,871)	(69,029)
Equity in Earnings of Subsidiaries	96,404	—	(171,649)	(75,245)
Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	170,684	74,280	(171,649)	(75,245)
Net (Loss) Earnings	170,384	73,980	(171,649)	(75,245)

	Pep Boys		Subsidiary Guarantors		Consolidation / Elimination
(dollars in thousands)	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Condensed Consolidating Statement of Cash Flows
Thirty-nine weeks ended October 28, 2006
Net (Loss) Earnings	$—	$—	$170,384	$73,980	$(171,649)	$(75,245)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash (Used in) Provided By Continuing Operations	(56,311)	(57,423)	(65,396)	32,120	171,649	75,245
Net cash (used in) provided by continuing operations	(16,485)	(17,597)	106,750	107,862	—	—
Net Cash (Used in) Provided by Operating Activities	(16,543)	(17,655)	106,441	107,553	—	—
Net Cash Provided by (Used in) Financing	19,505	20,617	(100,331)	(101,443)	—	—

Additionally, the Company incorrectly presented borrowings and payments under its line of credit agreement and vendor financing trade payable program on a net basis rather than a gross basis in the financing activities section of the condensed consolidated statement of cash flows for the thirty-nine weeks ended October 28, 2006.   Such presentation in the accompanying condensed consolidated statement of cash flows for the thirty-nine weeks ended November 3, 2007 has been restated to separately state borrowings and payments.  The corrections did not affect the Company’s previously reported net cash provided by (used in) operating, investing or financing activities on the condensed consolidated statements of cash flows for the periods presented in this Quarterly Report on Form 10-Q.

Note 17. Store Impairment and Pending Store Closures

In the third quarter of fiscal 2007, the Company adopted a five-year strategic plan. One of the initial steps in this plan was to identify certain low-return stores for closure. The Company identified 31 stores for closure, which are initially being operated as clearance centers, with the expectation that all such stores will be closed to the public by the end of the fourth quarter of fiscal 2007.

Management evaluated this plan to determine the impact on the accompanying condensed consolidated financial statements as of November 3, 2007. The store closure portion of the Company’s five-year strategic plan is being accounted for in accordance with the provisions of SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” and SFAS No. 146 “Accounting for Costs Associated with Exit or Disposals Activities”. A charge of $10,963,000 for the impairment of the properties, buildings and equipment associated with these store locations was recorded during the third quarter to reflect a reduction to quoted market values, net of disposal costs, for our owned properties and the write down to fair value for leasehold improvements and equipment using estimated cash flows. Because the Company continued to operate these stores during the fourth quarter, there was no reclassification of the related assets to assets held for sale, nor have the stores’ operations been reclassified to discontinued operations for the thirteen and thirty-nine weeks ended November 3, 2007. The impairment charge was classified as occupancy costs of $7,967,000 and $2,996,000 in cost of merchandise sales and cost of service revenue, respectively, in the condensed consolidated statements of operations.

The Company expects to incur approximately $6,000,000 of costs primarily related to lease exist costs and severance that will be recognized in accordance with SFAS No. 146 in the fourth quarter of 2007.

NOTE 18. Subsequent Event

On November 27, 2007, the Company sold 34 properties for an aggregate purchase price of $166,200,000 and agreed to lease back these properties to be operated as Pep Boys stores for a term of 15 years, with four 5-year renewal options. The proceeds from the sale were used to repay a portion of the Company’s Senior Secured Term Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below should be read in conjunction with (i) the condensed consolidated interim financial statements and the notes to such financial statements included elsewhere in this Form 10-Q and (ii) the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K/A for the fiscal year ended February 3, 2007.

OVERVIEW

The Pep Boys - Manny, Moe & Jack is a leader in the automotive aftermarket with over 560 stores located throughout 35 states and Puerto Rico. All of our stores feature the nationally-recognized Pep Boys brand name, established through more than 80 years of providing high-quality automotive merchandise and services, and are company-owned, ensuring chain-wide consistency for our customers. We are the only national chain offering automotive service, accessories, tires and parts under one roof, positioning us to achieve our goal of becoming the category dominant one-stop shop for automotive maintenance products and services.

For the thirteen weeks ended November 3, 2007, our comparable sales (sales generated by locations in operation during the same period) decreased by 2.9% compared to an increase of 0.8% for the thirteen weeks ended October 28, 2006. This decrease in comparable sales consisted of a 4.1% decrease in comparable merchandise sales which was partially offset by a 2.6% increase in comparable service revenue. Comparable merchandise sales declined primarily due to reduced customer count, fewer promotional offerings and the elimination of commercial delivery in fifty-five locations while comparable service revenues were driven by a greater allocation of the Company’s advertising spend to service offerings, improved staffing, fewer package discounts and improved overall pricing conditions.

In the third quarter of fiscal 2007, we adopted a five-year strategic plan, the cornerstones of which are to refocus on core automotive merchandise, optimize our square footage productivity and add incremental service bay density through a “hub and spoke” growth model.  As part of our plan to refocus on core automotive merchandise, we will reallocate a larger portion of our inventory investment to core automotive merchandise, including additional tire inventory, a broader parts assortment and more car customization accessories.  Accordingly, we recorded a charge of $32,803,000 for inventory impairment due to our decision to discontinue the sale of certain merchandise. In order to support the investment needed for our revitalization, the Company completed a review of its underperforming stores and determined to close 31 stores. As a result of this decision, the Company recorded an asset impairment charge of $10,963,000 in the third quarter and expects to record an additional charge of approximately $6,000,000 in the fourth quarter of fiscal 2007 for the costs associated with closing such locations.

Our net loss for the third quarter of fiscal 2007 was $27,990,000 or $17,076,000 greater than the $10,914,000 net loss for the third quarter of fiscal 2006, resulting primarily from the $32,803,000 inventory impairment, a $10,963,000 asset impairment, $3,100,000 in executive severance costs and $6,250,000 in legal settlements and reserves, offset by a $3,900,000 benefit on a company-owned life insurance policy and favorable expense control. During the third quarter of fiscal 2006, the Company recorded a $4,995,000 litigation settlement and a $4,200,000 charge for early debt retirement.

The following discussion explains the material changes in our results of operations for the thirteen (third quarter) and thirty-nine weeks ended November 3, 2007 and the significant developments affecting our financial condition since February 3, 2007. We strongly recommend that you read the audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the fiscal year ended February 3, 2007.

LIQUIDITY AND CAPITAL RESOURCES – November 3, 2007

Our cash requirements arise principally from the purchase of inventory and capital expenditures related to existing stores, offices and warehouses and information systems. The capital expenditures for the thirty-nine weeks ended November 3, 2007 were primarily for store maintenance and improvements. During the thirty-nine weeks ended November 3, 2007, we incurred payments of approximately $33,506,000 for property and equipment investments versus $25,092,000 during the comparable period in fiscal 2006. We estimate that capital expenditures related to existing stores, warehouses and offices and information systems during fiscal 2007 will be approximately $50,000,000.

During the thirty-nine weeks ended November 3, 2007, we received $26,714,000 from the surrender of certain company-owned life insurance policies. The proceeds from the surrender of these non-core assets were used to repay borrowings under the Company’s revolving credit facility. In fiscal 2006, the Company received $6,981,000 from the sale of one of its stores. The Company anticipates collecting approximately $11,479,000 from other company-owned life insurance policies during the fourth quarter of fiscal 2007.

We anticipate that our net cash provided by operating activities and borrowings under our existing revolving credit facility will satisfy our principal cash requirements for capital expenditures and inventory purchases in fiscal 2007. We have no material debt maturities due within the next twelve months.

We have exercised an option to purchase, on or before August 1, 2008, 29 properties that we currently rent under a master operating lease.  We believe that the market value of these properties exceeds their $116,318,000 purchase price, which will allow us to fund such purchase through sale leasebacks or other financing transactions.

Working Capital increased from $163,960,000 at February 3, 2007 to $238,750,000 at November 3, 2007. At November 3, 2007, we had stockholders’ equity of $496,301,000 and long-term debt, net of current maturities, of $549,751,000. Our long-term debt was approximately 53% of our total capitalization at November 3, 2007 and 49% at February 3, 2007. As of November 3, 2007, we had further undrawn availability under our revolving credit facility totaling $156,000,000.

On June 29, 2007, the Company entered into a new $65,000,000 vendor financing program with JPMorgan Chase Bank, National Association that will replace our previous $20,000,000 vendor financing program once the final scheduled payments factored under this program are made in December 2007. Under these programs, the Company’s factor makes accelerated and discounted payments to our vendors and the Company, in turn, makes its regularly scheduled full vendor payments to the factor. As of November 3, 2007, the Company had an outstanding balance of $21,596,000 under these programs, classified as trade payable program liability in the condensed consolidated balance sheet.

On November 27, 2007, we sold 34 properties for an aggregate purchase price of $166,200,000 and agreed to lease back these properties to be operated as Pep Boys stores for a term of 15 years, with four 5-year renewal options. The proceeds from the sale were used to repay a portion of our Senior Secured Term Loan. As these transactions occurred subsequent to third quarter of fiscal 2007, they had no impact on the accompanying condensed consolidated financial statements for the thirteen and thirty-nine weeks ended November 3, 2007.

CONTRACTUAL OBLIGATIONS

The following charts represent our total contractual obligations and commercial commitments as of November 3, 2007:

Contractual Obligations (2)(3) (dollar amounts in thousands)	Total	Due in less than 1 year	Due in 1–3 years	Due in 3–5 years	Due after 5 years
Long-term debt (1)	$552,720	$3,224	$41,285	$6,400	$501,811
Operating leases	500,151	58,771	98,711	89,021	253,648
Asset purchase obligation under operating lease (4)	116,318	116,318	—	—	—
Expected scheduled interest payments on all long—term debt	280,965	41,409	82,095	75,723	81,738
Capital leases	476	221	255	—	—
Total cash obligations	$1,450,630	$219,943	$222,346	$171,144	$837,197

(1)Long-term debt includes current maturities.

(2)The contractual obligations table excludes our defined benefit pension obligation. Future plan contributions are dependent upon actual plan asset returns and interest rates. For the thirteen weeks ended November 3, 2007, the Company contributed $368,000 of an anticipated $1,000,000 aggregate contribution during fiscal 2007, to its non-qualified defined benefit pension plan.

(3)The contractual obligations table excludes the Company’s FIN 48 liabilities of $3,037,000 because the Company cannot make a reliable estimate of the timing of the related cash payments.

(4)We have exercised an option to purchase, on or before August 1, 2008, 29 properties that we currently rent under a master operating lease.  We believe that the market value of these properties exceeds their $116,318,000 purchase price, which will allow us to fund such purchase through sale leasebacks or other financing transactions.

Commercial Commitments		Due in less	Due in	Due in	Due after
(dollar amounts in thousands)	Total	than 1 year	1–3 years	3–5 years	5 years
Import letters of credit	$1,280	$1,280	$—	$—	$—
Standby letters of credit	68,065	53,065	15,000	—	—
Surety bonds	10,439	9,681	758	—	—
Purchase obligations (1)(2)	13,495	11,595	1,663	237	—
Total commercial commitments	$93,279	$75,621	$17,421	$237	$—

(1)Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time. We currently do not have minimum purchase commitments under our vendor supply agreements and generally our open purchase orders (orders that have not been shipped) are not binding agreements. Those purchase obligations that are in transit from our vendors at November 3, 2007 are considered to be a contractual obligation.

(2)In the first quarter of fiscal 2005, we entered into a contractual commitment to purchase approximately $4,800,000 of products over a six-year period. The commitment for years two through five is approximately $950,000 per year, while the final year’s commitment is approximately half that amount. Following year two, we are obligated to pay the vendor a per unit fee if there is a shortfall between our cumulative purchases during the two year period and the minimum purchase requirement. For years three through six, we are obligated to pay the vendor a per unit fee for any annual shortfall. The maximum annual obligation under any shortfall is approximately $950,000. At November 3, 2007, we expect to meet the cumulative minimum purchase requirements under this contract.

STORE IMPAIRMENT AND PENDING STORE CLOSURES

In the third quarter of fiscal 2007, the Company adopted a five-year strategic plan. One of the initial steps in this plan was to identify certain low-return stores for closure.  The Company identified 31 stores for closure, which are initially being operated as clearance centers, with the expectation that all such stores will be closed to the public by the end of the fourth quarter of fiscal 2007.

Management evaluated this plan to determine the impact on the accompanying condensed consolidated financial statements as of November 3, 2007. The store closure portion of the Company’s five-year strategic plan is being accounted for in accordance with the provisions of SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” and SFAS No. 146 “Accounting for Costs Associated with Exit or Disposals Activities”. A charge of $10,963,000 for the impairment of the properties, buildings and equipment associated with these store locations was recorded during the third quarter to reflect a reduction to quoted market values, net of disposal costs, for our owned properties and the write down to fair value for leasehold improvements and equipment using estimated cash flows. Because the Company continued to operate these stores during the fourth quarter, there was no reclassification of the related assets to assets held for sale, nor have the stores’ operations been reclassified to discontinued operations for the thirteen and thirty-nine weeks ended November 3, 2007. The impairment charge was classified as occupancy costs of $7,967,000 and $2,996,000 in cost of merchandise sales and cost of service revenue, respectively, in the condensed consolidated statements of operations.

The Company expects to incur approximately $6,000,000 of costs primarily related to lease exist costs and severance that will be recognized in accordance with SFAS No. 146 in the fourth quarter of 2007.

DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, discontinued operations continue to reflect the remaining costs associated with the 33 stores closed on July 31, 2003 as part of our corporate restructuring. The remaining reserve balance is not material.

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 3, 2007 vs. Thirteen Weeks Ended October 28, 2006

The following table presents for the periods indicated certain items in the condensed consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues			Percentage Change
Thirteen weeks ended	November 3, 2007 (Fiscal 2007)	October 28, 2006 (Fiscal 2006)		Favorable (Unfavorable)

Merchandise Sales	81.4%	82.4%		(4.0)%
Service Revenue (1)	18.6	17.6		2.6
Total Revenues	100.0	100.0		(2.8)
Costs of Merchandise Sales (2)	80.4 (3)	71.2	(3)	(8.5)
Costs of Service Revenue (2)	89.7 (3)	92.8	(3)	0.8
Total Costs of Revenues	82.1	75.0		(6.4)
Gross Profit from Merchandise Sales	19.6 (3)	28.8	(3)	(34.7)
Gross Profit from Service Revenue	10.3 (3)	7.2	(3)	46.7
Total Gross Profit	17.9	25.0		(30.6)
Selling, General and Administrative Expenses	25.1	25.3		3.4
Net (Loss) Gain from Dispositions of Assets	(0.1)	—		NM
Operating Loss	(7.4)	(0.2)		(2,824.3)
Non-operating Income	0.2	0.2		1.5
Interest Expense	2.1	2.8		26.2
Loss from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(9.3)	(2.9)		(213.7)
Income Tax Benefit	43.7 (4)	32.7	(4)	319.9
Net Loss from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(5.2)	(1.9)		(162.1)
Discontinued Operations, Net of Tax	—	—		NM
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—		NM
Net Loss	(5.2)	(2.0)		(156.5)

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

(4) As a percentage of Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle.

NM: Not Meaningful

Total revenues for the third quarter decreased 2.8%, with a 2.9% comparable revenues decrease, resulting primarily from a decline in retail and commercial merchandise sales. Comparable merchandise sales decreased 4.1%, while comparable service revenue increased 2.6%. The decline in merchandise sales was due primarily to reduced customer count, fewer promotional offerings and the removal of commercial delivery from fifty-five stores. Service revenues were driven by a greater allocation of the Company’s advertising spend to service offerings, improved staffing, fewer package discounts and improved overall pricing conditions.

Gross profit as a percentage of merchandise sales decreased from 28.8% in fiscal 2006 to 19.6% or $85,327,000 in fiscal 2007. This decline in rate results from the recording a charge of $32,803,000 for inventory impairment for the discontinuance of certain merchandise, a $7,967,000 impairment charge resulting from the pending closure of 31 low-return stores, and decreased leverage on other fixed occupancy costs, partially offset by a reduction in warehouse and distribution costs.

Gross profit from service revenue increased, as a percentage of service revenue, to 10.3% in fiscal 2007 from 7.2% in fiscal 2006. Gross profit from service revenue increased 46.7% or $3,274,000 from the comparative period in the prior year. This increase was due primarily to increased leverage on comparable fixed occupancy expenses in both quarters with lower employee related benefits expenses, offsetting higher payroll and the impairment charge resulting from the pending store closure of close 31 low-return stores. The employee related benefits expenses were lower due to lower healthcare costs, improved workers compensation experience and the recording of a company-owned life insurance policy benefit.

Selling, general and administrative expenses, as a percentage of total revenues, were 25.1% and 25.3% in fiscal 2007 and fiscal 2006, respectively. Selling, general and administrative expenses decreased 22.6% or $4,713,000 from the comparative period in the prior year resulting primarily from favorable retail payroll and employee related benefits expense partially offset by the payment of executive severance and the accrual of legal settlements and reserves.  The employee related benefits expenses were lower due to the inclusion of lower healthcare costs, improved workers compensation experience and the recording of a company-owned life insurance policy benefit. During the third quarter of fiscal 2007, the Company recorded a $3,146,000 executive severance and $6,245,000 legal settlements and reserves. During the third quarter of fiscal 2006, the Company recorded a $4,550,000 litigation settlement.

Interest expense in fiscal 2007 was lower than fiscal 2006 principally from the $4,200,000 charge recorded in fiscal 2006 for the remaining interest associated with the early satisfaction and discharge of the 4.25% Convertible Senior Notes and value of the surviving conversion right, which expired on June 1, 2007.

Income tax benefit for the third quarter of fiscal 2007 reflects a higher tax rate as a result of a change in the expected annual operating results for fiscal 2007.

Net loss of  $27,990,000 for the third quarter, was greater than the $10,914,000 net loss from the prior year primarily from the impairment of inventory and the pending closure of 31 low-return stores partially offset by lower selling, general and administrative expenses and interest expense.

Thirty-nine Weeks Ended November 3, 2007 vs. Thirty-nine Weeks Ended October 28, 2006

The following table presents, for the periods indicated, certain items in the condensed consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirty-nine weeks ended	November 3, 2007 (Fiscal 2007)		October 28, 2006 (Fiscal 2006)		Favorable (Unfavorable)
Merchandise Sales	81.7%		82.6%		(3.9)%
Service Revenue (1)	18.3		17.4		2.7
Total Revenues	100.0		100.0		(2.7)
Costs of Merchandise Sales (2)	73.6	(3)	71.5	(3)	1.0
Costs of Service Revenue (2)	88.8	(3)	91.8	(3)	0.6
Total Costs of Revenues	76.4		75.0		0.9
Gross Profit from Merchandise Sales	26.4	(3)	28.5	(3)	(11.0)
Gross Profit from Service Revenue	11.2	(3)	8.2	(3)	39.9
Total Gross Profit	23.6		25.0		(8.1)
Selling, General and Administrative Expenses	24.1		24.3		3.6
Net Gain from Dispositions of Assets	0.1		0.4		(70.6)
Operating (Loss) Profit	(0.4)		1.1		(134.1)
Non-operating Income	0.3		0.3		(11.2)
Interest Expense	2.2		2.2		3.7
Loss from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(2.3)		(0.9)		(157.5)
Income Tax Benefit	45.4	(4)	49.9	(4)	274.2
Net Loss from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(1.3)		(0.6)		(104.4)
Discontinued Operations, Net of Tax	—		—		NM
Cumulative Effect of Change in Accounting Principle, Net of Tax	—		—		NM
Net Loss	(1.3)		(0.6)		(101.0)

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

(4) As a percentage of Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle.

NM: Not Meaningful

Total revenues for the first thirty-nine weeks of fiscal 2007 decreased 2.7%, with a 2.9% comparable revenues decrease, resulting primarily from a decline in retail and commercial merchandise sales. Comparable merchandise sales decreased 4.1%, while comparable service revenue increased 2.6%. The decline in merchandise sales was primarily due to reduced customer count, fewer promotional offerings and the removal of commercial delivery from fifty-five stores. Service revenues were driven by a greater allocation of the Company’s advertising spend to service offerings, improved staffing, fewer package discounts and improved overall pricing conditions.

Gross profit as a percentage of merchandise sales decreased to 26.4% in fiscal 2007 from 28.5% in fiscal 2006. Gross profit from merchandise sales decreased 11.0% or $43,755,000 from the comparative period in the prior year. This decrease resulted primarily from the Company recording a $32,803,000 inventory impairment for the discontinuance of certain merchandise, a $7,967,000 impairment charge resulting from the pending closure of 31 low-return stores, and decreased leverage on other fixed occupancy costs, partially offset by a reduction in warehouse and distribution costs and a gain on the settlement of an inventory insurance claim resulting from Hurricane Katrina.

Gross profit from service revenue increased, as a percentage of service revenue to 11.2% in fiscal 2007 from 8.2% in fiscal 2006. Gross profit from service revenue increased 39.9% or $9,620,000 from the comparative period in the prior year. This increase was due primarily to increased leverage on comparable fixed occupancy expenses in both quarters with lower employee related benefits expenses partially offset by higher payroll expense and an impairment charge resulting from the pending closure of 31 low-return stores. The employee related benefits expenses were lower due to lower healthcare costs, improved workers compensation experience and the receipt of a company-owned life insurance policy benefit.

Selling, general and administrative expenses, as a percentage of total revenues, were 24.1% and 24.3% in fiscal 2007 and fiscal 2006, respectively. Selling, general and administrative expenses decreased 3.6% or $14,561,000 from the comparative period in the prior year which resulted primarily from favorable retail payroll and employee related benefits expenses and reduced media expense.  The employee related benefits expenses were lower due to lower healthcare costs, improved workers compensation experience and the receipt of a company-owned life insurance policy benefit. During fiscal 2006, the Company recorded a charge for a $4,550,000 litigation settlement, a $1,100,000 severance charge for the Company’s former CEO and $2,775,000 in strategic review costs, a $2,300,000 favorable insurance settlement, and a $2,100,000 favorable litigation settlement.

Net gain from dispositions of assets decreased $4,400,000 from the prior year. While no stores were sold in fiscal 2007, the Company did record a $2,400,000 gain in fiscal 2007 due to the settlement of an insurance claim relating to stores impaired during Hurricane Katrina offset by $571,000 in fixed asset losses. Fiscal 2006 reflects a $6,329,000 gain from the sale of a store recorded in the second quarter of fiscal 2006.

Interest expense decreased $1,398,000 due to the $4,200,000 charge recorded in fiscal 2006 for the remaining interest associated with the early satisfaction and discharge of the 4.25% Convertible Senior Notes and value of the surviving conversion right, which expired on June 1, 2007, and was partially offset by higher weighted average interest rate and debt levels during fiscal 2007 than during fiscal 2006.

Net loss of  $20,636,000 for fiscal 2007, was greater than the $10,265,000 net loss from the prior year primarily from the impairment of inventory and the pending closure of 31 low-return stores partially offset by improved gross profit service revenue, lower selling, general and administrative expenses and interest expense.

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

The following table presents the revenues and gross profit for each area of the business.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(Dollar amounts in thousands)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006

Retail Sales (1)	$297,681	$323,522	$934,849	$1,005,033
Service Center Revenue (2)	237,695	227,327	705,429	680,982
Total Revenues	$535,376	$550,849	$1,640,278	$1,686,015

Gross Profit from Retail Sales (3)	$41,645	$93,554	$224,529	$283,322
Gross Profit from Service Center Revenue (3)	53,963	44,139	163,009	138,351
Total Gross Profit	$95,608	$137,693	$387,538	$421,673

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

On an on-going basis, we evaluate our estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, store closures, retirement benefits, risk participation agreements and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to “Critical Accounting Policies and Estimates” as reported in our Form 10-K/A for the fiscal year ended February 3, 2007, which disclosures are hereby incorporated by reference.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement, changes in LIBOR could affect the rates at which the Company could borrow funds thereunder. At November 3, 2007, the Company had borrowings of $34,885,000 under this facility. Additionally, the Company has a $317,600,000 Senior Secured Term Loan facility that bears interest at LIBOR plus 2.0%, and approximately $116,318,000 of real estate operating leases which vary based on changes in LIBOR.

On June 3, 2003, the Company entered into an interest rate swap, which was designated as a cash flow hedge of the Company’s real estate operating lease payments. During the fourth quarter 2006, the Company removed the designation as a cash flow hedge and records the change in fair value of the swap through the operating statement through its termination date on July 1, 2008. During the thirty-nine weeks ended November 3, 2007, a $2,771,000 expense was recorded in cost of merchandise sales for the change in fair value of this swap.

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

As of November 3, 2007 and February 3, 2007, the combined fair values of the interest rate swaps were a liability of $2,941,000, net, and an asset of $5,522,000, respectively.  $4,718,000 ($3,016,000, net of tax) of the $8,463,000 decline in fair value was included in Accumulated Other Comprehensive Loss on the condensed consolidated balance sheet.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 are designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, solely due to the fact that there was a material weakness in our internal control over financial reporting (which is a subset of disclosure controls and procedures) as described below.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the second quarter of fiscal 2007, the Company determined it had a material weakness in its internal control over financial reporting related to preparation and review of the Company’s supplemental guarantor information note and condensed consolidated statements of cash flows presentation which resulted in the errors described in Note 16.

With respect to the third quarter of fiscal 2007, the Company discovered that the impairment charge related to the store closure portion of its five-year strategic plan, see Note 17, should be recorded in the third quarter instead of the fourth quarter as initially concluded.  This resulted in the delayed filing with the SEC of this Quarterly Report on Form 10-Q.

The Company has determined that the above-described errors collectively result in a material weakness in the financial close and reporting process as of the end of the fiscal quarter covered by this report.

The Company is implementing changes to improve the effectiveness of the financial close and reporting process within its internal control over financial reporting to remedy the material weakness. The changes include (i) hiring staff and providing additional accounting research resources, (ii) improving process documentation and (iii) improving the review process by more senior accounting personnel. On an ongoing basis, the Company will continue to review its internal controls and disclosure controls and may identify additional measures, which will enhance its internal control over financial reporting.

In furtherance of the Company’s new process for counting its inventory (which was previously disclosed as a change in internal control over financial reporting in the fourth quarter of fiscal 2006), during the third quarter of 2007, the Company began recording inventory shrinkage adjustments based upon cycle counts of its physical inventory completed during the quarter. Prior to this change, the Company recorded quarterly inventory shrinkage adjustments based upon historical trend data.

Other than the changes described above, no other change in the Company’s internal control over financial reporting occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5.  Other Information

None.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During the fourth quarter of 2006 and the first quarter of 2007, the Company was served with four separate lawsuits brought by former associates employed in California, each of which lawsuits purports to be a class action on behalf of all current and former California store associates.  One or more of the lawsuits claim that the plaintiff was not paid for (i) overtime, (ii) accrued vacation time, (iii) all time worked (i.e. “off the clock” work) and/or (iv) late or missed meal periods or rest breaks.   The plaintiffs also allege that the Company violated certain record keeping requirements arising out of the foregoing alleged violations.  The lawsuits (i) claim these alleged practices are unfair business practices, (ii) request back pay, restitution, penalties, interest and attorney fees and (iii) request that the Company be enjoined from committing further unfair business practices. During the third quarter of 2007, the Company reached a settlement in principle regarding the accrued vacation time claims (which is subject to court approval).  The Company continues to vigorously defend the remaining claims.

The Company is also party to various other actions and claims arising in the normal course of business.

The Company believes that amounts accrued for awards or assessments in connection with all such matters, which amounts were increased by $6,250,000 in the third quarter of fiscal 2007, are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position.  However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated.  While the Company does not believe that the amount of such excess loss could be material to the Company’s financial position, any such loss could have a material adverse effect on the Company’s results of operations in the period(s) during which the underlying matters are resolved.

Item 1A.  Risk Factors

There have been no changes to the risks described in the Company’s previously filed Annual Report on Form 10-K/A for the fiscal year ended February 3, 2007.

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

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date:	December 18, 2007	by:	/s/ Harry F. Yanowitz

Harry F. Yanowitz
Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002