Form 10-K
period 2008-02-02
PEP BOYS MANNY MOE & JACK
filed 2008-05-01
CIK 77449

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10K

(Mark One)
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 2, 2008
OR
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 1-3381

The Pep Boys—Manny, Moe & Jack
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-0962915 (I.R.S. employer identification no.)
3111 West Allegheny Avenue, Philadelphia, PA (Address of principal executive office)	19132 (Zip code)
215-430-9000 (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:

         None

         Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

         As of the close of business on August 4, 2007 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $605,426,527.

         As of April 24, 2008, there were 51,772,230 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year, for the Company's Annual Meeting of Shareholders presently scheduled to be held on June 19, 2008 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1    BUSINESS

GENERAL

        The Pep Boys—Manny, Moe & Jack and subsidiaries ("the Company") fiscal year ends on the Saturday nearest to January 31. Fiscal year 2007, which ended February 2, 2008, was comprised of 52 weeks, fiscal year 2006, which ended February 3, 2007, was comprised of 53 weeks and fiscal year 2005, which ended January 28, 2006, was comprised of 52 weeks.

        The Company is a leading automotive retail and service chain. The Company operates in one industry, the automotive aftermarket. The Company is engaged principally in the retail sale of automotive parts, tires and accessories, automotive repairs and maintenance and the installation of parts. The Company's primary operating unit is its SUPERCENTER format. As of February 2, 2008, the Company operated 562 stores consisting of 552 SUPERCENTERS and one SERVICE & TIRE CENTER, having an aggregate of 5,845 service bays, as well as 9 non-service/non-tire format PEP BOYS EXPRESS stores. The Company operates approximately 11,514,000 gross square feet of retail space, including service bays. The SUPERCENTERS average approximately 20,700 square feet and the PEP BOYS EXPRESS stores average approximately 9,500 square feet. The Company believes that its unique SUPERCENTER format offers the broadest capabilities in the industry and positions the Company to gain market share and increase its profitability by serving "do-it-yourself" (retail) and "do-it-for-me" (service labor, installed merchandise and tires) customers with the highest quality merchandise and service offerings.

        The following table sets forth the percentage of total revenues from continuing operations contributed by each class of similar products or services for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein:

	Year ended
	February 2, 2008	February 3, 2007	January 28, 2006
Parts and Accessories	66.6%	68.5%	69.3%
Tires	15.2	14.1	13.6

Total Merchandise Sales	81.8	82.6	82.9
Service Labor	18.2	17.4	17.1

Total Revenues	100.0%	100.0%	100.0%

        As of February 2, 2008 the Company operated its stores in 35 states and Puerto Rico. The following table indicates, by state, the number of stores the Company had in operation at the end of each of the last five fiscal years, and the number of stores opened and closed by the Company during each of the last four fiscal years:

NUMBER OF STORES AT END OF FISCAL YEARS 2003 THROUGH 2007

State	2007 Year End	Closed		Opened	2006 Year End		Closed	Opened	2005 Year End		Closed	Opened	2004 Year End	Closed	Opened	2003 Year End
Alabama	1	—		—	1		—	—	1		—	—	1	—	—	1
Arizona	22	1		1	22		—	—	22		—	—	22	—	—	22
Arkansas	1	—		—	1		—	—	1		—	—	1	—	—	1
California	118	3		—	121		—	—	121		1	—	122	—	—	122
Colorado	7	1		—	8		—	—	8		—	—	8	—	—	8
Connecticut	7	1		—	8		—	—	8		—	—	8	—	—	8
Delaware	6	—		—	6		—	—	6		—	—	6	—	—	6
Florida	43	—		—	43		—	—	43		—	—	43	—	—	43
Georgia	22	3		—	25		—	—	25		—	—	25	—	—	25
Illinois	22	1		—	23		—	—	23		—	—	23	—	—	23
Indiana	7	2		—	9		—	—	9		—	—	9	—	—	9
Kansas	—	2		—	2		—	—	2		—	—	2	—	—	2
Kentucky	4	—		—	4		—	—	4		—	—	4	—	—	4
Louisiana	8	2		—	10	**	—	—	10	**	—	—	10	—	—	10
Maine	1	—		—	1		—	—	1		—	—	1	—	—	1
Maryland	18	1		—	19		—	—	19		—	—	19	—	—	19
Massachusetts	6	1		—	7		—	—	7		—	—	7	—	—	7
Michigan	5	2		—	7		—	—	7		—	—	7	—	—	7
Minnesota	3	—		—	3		—	—	3		—	—	3	—	—	3
Missouri	1	—		—	1		—	—	1		—	—	1	—	—	1
Nevada	12	—		—	12		—	—	12		—	—	12	—	—	12
New Hampshire	4	—		—	4		—	—	4		—	—	4	—	—	4
New Jersey	29	—		1	28		—	—	28		—	—	28	—	—	28
New Mexico	8	—		—	8		—	—	8		—	—	8	—	—	8
New York	29	—		—	29		—	—	29		—	—	29	—	—	29
North Carolina	8	2		—	10		—	—	10		—	—	10	—	—	10
Ohio	10	2		—	12		—	—	12		—	—	12	—	—	12
Oklahoma	5	1		—	6		—	—	6		—	—	6	—	—	6
Pennsylvania	42	—		—	42		—	—	42		—	—	42	—	—	42
Puerto Rico	27	—		—	27		—	—	27		—	—	27	—	—	27
Rhode Island	2	1		—	3		—	—	3		—	—	3	—	—	3
South Carolina	6	—		—	6		—	—	6		—	—	6	—	—	6
Tennessee	7	—		—	7		—	—	7		—	—	7	—	—	7
Texas	47	7		—	54		—	—	54		1	—	55	—	—	55
Utah	6	—		—	6		—	—	6		—	—	6	—	—	6
Virginia	16	—		—	16		—	—	16		—	—	16	—	—	16
Washington	2	—		—	2		—	—	2		—	—	2	—	—	2

Total	562	33	*	2	593		—	—	593		2	—	595	—	—	595

*
As more fully described in Note 7—Store Closures and Asset Impairments of the notes to the Consolidated Financial Statements included in Item 8, the Company closed 31 stores during the fourth quarter of fiscal 2007.

**
Due to damage sustained as a result of Hurricane Katrina in August 2005, two stores were temporarily closed at fiscal 2005 year end. One store was reopened in fiscal 2006 and the other store was reopened in fiscal 2007.

BUSINESS STRATEGY

        On November 27, 2007, we announced our long-term strategic plan developed by our management team and approved by the Board of Directors. The cornerstones of Pep Boys' five-year plan are to refocus on core automotive merchandise, optimize the Company's square footage productivity and add service bay market density through a "hub and spoke" growth model. These initiatives are designed to drive revenue and profit growth in each of our lines of business—retail (do it yourself and commercial) and service centers (labor plus installed merchandise and tires).

  •
  Strategic Focus.  We are focused on becoming the automotive solutions provider of choice for the value-oriented consumer and are committed to serving the needs of our communities for safe, reliable and fun transportation. In a highly competitive marketplace, we strive for operational excellence in order to provide a differentiated customer experience.

  •
  Core Automotive Merchandise.  We have begun to reallocate a larger portion of our inventory investment to core automotive merchandise, including additional tire inventory, a broader parts assortment and more car customization accessories. To rebalance our inventory, we launched an aggressive mark down and sell-through program at the end of the third quarter of fiscal 2007 for certain non-core and unproductive merchandise.

  •
  Business Development.  To further improve financial performance, we are piloting several business development projects aimed at higher return utilization of the excess sales floor capacity present in our existing SUPERCENTERS.

  •
  Store Strategy.  Our store plans are centered around a "hub and spoke" model, which calls for adding smaller neighborhood service shops to our existing SUPERCENTER store base in order to further leverage our existing inventories, distribution network, operations infrastructure and advertising spend. Such new service facilities could be added through organic growth and local acquisitions.

  •
  Real Estate.  We are progressing with a sale leaseback process for certain existing owned real estate, to date using such proceeds to reduce overall indebtedness. In addition, on November 27, 2007, we announced the closure of 31 low-return stores located in ancillary markets and locales with changed shopping patterns.

STORE IMPROVEMENTS

        In fiscal 2007, the Company incurred $33,495,000 of its total capital expenditures of $41,953,000 to maintain and improve its stores. Approximately $16,884,000 of these expenditures were in connection with the Company's store remodeling program, which we believe results in better merchandising within its retail business, promotes cross-selling and improves the overall customer experience. In fiscal 2007, the Company grand reopened 136 remodeled stores. Our 2008 capital expenditures program is expected to be similar in size to fiscal 2007. The Company plans to spend these funds on remerchandising and remodeling our locations to better support our core automotive business and the increased focus on tires. The funding is expected to come from net cash generated from operating activities and the Company's existing line of credit.

PRODUCTS AND SERVICES

        Each Pep Boys SUPERCENTER and PEP BOYS EXPRESS store carries a similar product line, with variations based on the number and type of cars registered in the markets where the store is located. A full complement of inventory at a typical SUPERCENTER includes an average of approximately 22,000 items (approximately 20,000 items at a PEP BOYS EXPRESS store). The Company's product lines include: tires (not stocked at PEP BOYS EXPRESS stores); batteries; new and remanufactured parts for domestic and import vehicles; chemicals and maintenance items; fashion, electronic, and performance accessories; and a limited amount of select non-automotive merchandise that appeals to automotive "Do-It-Yourself" customers, such as generators, power tools, personal transportation products, and canopies.

        In addition to offering a wide variety of high quality name brand products, the Company sells an array of high quality products under various private label names. The Company sells tires under the names CORNELL®, FUTURA® and DEFINITY; and batteries under the name PROSTART®. The Company also sells wheel covers under the name FUTURA®; water pumps and cooling system parts under the name PROCOOL®; air filters, anti-freeze, chemicals, cv axles, lubricants, oil, oil filters, oil treatments, transmission fluids and wiper blades under the name PROLINE® and ALLEGHENY®; alternators, battery booster packs and starters under the name PROSTART®; power steering hoses and power steering pumps under the name PROSTEER®; brakes under the name PROSTOP®; brakes, starters and ignition under the name VALUEGRADE; paints under the name VARSITY®; and electronics under the name SPX Audio®. All products sold by the Company under various private label names accounted for approximately 27% of the Company's merchandise sales in fiscal 2007, and approximately 24% and 22% in fiscal 2006 and 2005.

        The Company has service bays in 553 of its 562 locations. Each service department has the ability to perform most types of automotive repair and maintenance service (except body work).

        The Company's commercial automotive parts delivery program, branded PEP EXPRESS PARTS®, is designed to increase the Company's market share with the professional installer and to leverage its inventory investment. The program satisfies the installed merchandise customer by taking advantage of the breadth and quality of its parts inventory as well as its experience supplying its own service bays and mechanics. As of February 2, 2008, approximately 72%, or 404, of the Company's stores provided commercial parts delivery.

        The Company has a point-of-sale system in all of its stores, which gathers sales and inventory data by stock-keeping unit from each store on a daily basis. This information is then used by the Company to help formulate its pricing, inventory, marketing and merchandising strategies. The Company has an electronic parts catalog and an electronic commercial invoicing system in all of its stores. The Company has an electronic work order system in all of its service centers. This system creates a service history for each vehicle, provides customers with a comprehensive sales document and enables the Company to maintain a service customer database.

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

        The Company uses various forms of advertising to promote its product and service offerings, its service and repair capabilities and its commitment to customer service and satisfaction. The Company is committed to an effective promotional schedule with a circular program, extra-effort promotions supported by Run of Paper (ROP) and radio and television advertising during highly seasonal times of the year, including sponsoring a major NASCAR event, and various in-store promotions.

        The Company maintains a website located at www.pepboys.com. Pepboys.com is a multifaceted tool for connecting with existing and potential customers. It serves as an important portal to our Company, allowing consumers the freedom and convenience to access more information about the organization, our stores and our parts, accessories, tire and service offerings online. The site helps to establish Pep Boys as an automotive authority by providing consumers with general and seasonal car care tips, do-it-yourself vehicle maintenance and light repair guidance and safe driving pointers. Exclusive online coupons give site visitors who share with us their e-mail addresses access to special discounts on products and services at their local Pep Boys.

        In fiscal 2007, approximately 37% of the Company's total revenues were cash transactions with the remainder being co-branded credit card, other credit and debit card transactions and commercial credit accounts.

        The Company does not experience significant seasonal fluctuation in the generation of its revenues.

STORE OPERATIONS AND MANAGEMENT

        All Pep Boys stores are open seven days a week. Each SUPERCENTER has a Retail Manager and Service Manager (PEP BOYS EXPRESS STORES only have a Retail Manager) who report up through a distinct organization of Area Directors and Divisional Vice Presidents specializing in operating their respective businesses. The Divisional Vice Presidents report to the Interim Chief Executive Officer. The Interim Chief Executive Officer serves as the Company's principal operations officer. A Retail Manager's and a Service Manager's average length of service with the Company is approximately 8.4 and 5.7 years, respectively.

        Supervision and control over individual stores is facilitated by means of the Company's computer system, operational handbooks and regular visits to stores by Area Directors and Divisional Vice Presidents. All of the Company's advertising, accounting, purchasing, management information systems, and most of its administrative functions are conducted at its corporate headquarters in Philadelphia, Pennsylvania. Certain administrative functions for the Company's divisional operations are performed at various regional offices of the Company. See, "Item 2. Properties."

INVENTORY CONTROL AND DISTRIBUTION

        Most of the Company's merchandise is distributed to its stores from its warehouses primarily by dedicated and contract carriers. Target levels of inventory for each product are established for each of the Company's warehouses and stores and are based upon prior shipment history, sales trends and seasonal demand. Inventory on hand is compared to the target levels on a weekly basis at each warehouse, potentially triggering re-ordering merchandise from its suppliers.

        Each Pep Boys store has an automatic inventory replenishment system that automatically orders additional inventory, generally from a warehouse, when a store's inventory on hand falls below the target levels. In addition, the Company's centralized buying system, coupled with continued advancement in its warehouse and distribution systems, has enhanced the Company's ability to control its inventory.

SUPPLIERS

        During fiscal 2007, the Company's ten largest suppliers accounted for approximately 43% of the merchandise purchased by the Company. No single supplier accounted for more than 19% of the Company's purchases. The Company has no long-term contracts under which the Company is required to purchase merchandise except for a contract to purchase bulk oil for use in the Company's service bays, which expires in 2011. Management believes that the relationships the Company has established with its suppliers are generally good.

        In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist, at substantially similar cost, for the types of merchandise sold in its stores.

COMPETITION

        The business of the Company is highly competitive. The Company encounters competition from nationwide and regional chains and from local independent merchants. The Company's competitors include general, full range, discount or traditional department stores which carry automotive parts and accessories and/or have automotive service centers, as well as specialized automotive retailers. Generally, the specialized automotive retailers focus on either the "do-it-yourself" or "do-it-for-me" areas of the business. The Company believes that its operation in both the "do-it-yourself" and "do-it-for-me" areas of the business positively differentiates it from most of its competitors. However, certain competitors are larger in terms of sales volume, store size, and/or number of stores. Therefore, these competitors have access to greater capital and management resources and have been operating longer or have more stores in particular geographic areas than the Company. The principal methods of competition in our industry include store location, availability of product, customer service and product offerings, quality and price.

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

EMPLOYEES

        At February 2, 2008, the Company employed 18,564 persons as follows:

Description	Full-time	%	Part-time	%	Total	%
Retail	3,852	31.9	4,898	75.4	8,750	47.1
Service Center	6,826	56.6	1,523	23.5	8,349	45.0

STORE TOTAL	10,678	88.5	6,421	98.9	17,099	92.1
Warehouses	623	5.1	64	1.0	687	3.7
Offices	769	6.4	9	0.1	778	4.2

TOTAL EMPLOYEES	12,070	100.0	6,494	100.0	18,564	100.0

        The Company had no union employees as of February 2, 2008. At February 3, 2007, the Company employed approximately 13,340 full-time and 5,454 part-time employees.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements contained herein, including in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. The words "guidance," "expects," "anticipates," "estimates," "forecasts" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements include management's expectations regarding implementation of its long-term strategic plan, future financial performance, automotive aftermarket trends, levels of competition, business development activities, future capital expenditures, financing sources and availability and the effects of regulation and litigation. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. Our actual results may differ materially from the results discussed in the forward-looking statements due to factors beyond our control, including the strength of the national and regional economies, retail and commercial consumers' ability to spend, the health of the various sectors of the automotive aftermarket, the weather in geographical regions with a high concentration of our stores, competitive pricing, the location and number of competitors' stores, product and labor costs and the additional factors described in our filings with the Securities and Exchange Commission ("SEC"). See, "Item 1A. Risk Factors." We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

SEC REPORTING

        We electronically file certain documents with, or furnish such documents to, the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, along with any related amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. From time-to-time, we may also file registration and related statements pertaining to equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC's Office of Filings and Information Services at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Office of Filings and Information Services by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file or furnish documents electronically with the SEC.

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

EXECUTIVE OFFICERS OF THE COMPANY

        The following table indicates the names, ages and tenures with the Company and positions (together with the year of election to such positions) of the executive officers of the Company:

Name	Age	Tenure with Company as of April 23, 2008	Position with the Company and Date of Election to Position
Michael R. Odell	44	7 months	Interim Chief Executive Officer named on April 23, 2008; Executive Vice President—Chief Operating Officer from September 2007–April 2008
Joseph A. Cirelli	48	31 years	Senior Vice President—Business Development since November 2007
Troy E. Fee	39	9 months	Senior Vice President—Human Resources since July 2007
Scott A. Webb	44	7 months	Senior Vice President—Merchandising & Marketing since September 2007
Harry F. Yanowitz	41	5 years	Senior Vice President—Chief Financial Officer since August 2004

        Michael R. Odell was named Interim Chief Executive Officer on April 23, 2008. Mr. Odell joined the Company in September 2007 as Executive Vice President—Chief Operating Officer, after having most recently served as the Executive Vice President and General Manager of Sears Retail & Specialty Stores. Mr. Odell joined Sears in its finance department in 1994 where he served until he joined Sears operations team in 1998. There he served in various executive operations positions of increasing seniority, including as Vice President, Stores—Sears Automotive Group.

        Joseph A. Cirelli was named Senior Vice President—Business Development in November 2007. Since March 1977, Mr. Cirelli has served the Company in positions of increasing seniority, including Senior Vice President—Service, Vice President—Real Estate and Development, Vice President—Operations Administration, and Vice President—Customer Satisfaction.

        Troy E. Fee, Senior Vice President—Human Resources, joined the Company in July, after having most recently served as the Senior Vice President of Human Resources Shared Services for TBC Corporation, then the parent company of Big O Tires, Tire Kingdom and National Tires & Battery. Mr. Fee has over 20 years experience in operations and human resources in the tire and automotive service and repair business.

        Scott A. Webb, Senior Vice President—Merchandising & Marketing, joined the Company in September 2007 after having most recently served as the Vice President, Merchandising and Customer Satisfaction of AutoZone. Mr. Webb joined AutoZone in 1986 where he began his service in field management before transitioning, in 1992, to the Merchandising function.

        Harry F. Yanowitz was named Senior Vice President—Chief Financial Officer in August 2004. Mr. Yanowitz joined the Company in June 2003 as Senior Vice President—Strategy & Business Development after having most recently served as Managing Director of Sherpa Investments, a private investment firm. Previously, he was President of Chapters, Canada's largest book retailer. Prior to joining Chapters, Mr. Yanowitz was a consultant with Bain & Company. On January 17, 2008, the Company announced the planned departure of Mr. Yanowitz in order to pursue other business interests. Mr. Yanowitz is expected to resign from his position with the Company shortly after the filing of the Company's financial statements for fiscal 2007.

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

Risks Related to Pep Boys

        We may not be able to successfully implement our business strategy, which could adversely affect our business, financial condition, results of operations and cash flows.

        In fiscal 2007, we adopted our long-term strategic plan, which includes numerous initiatives to increase sales, enhance our margins and increase our return on invested capital in order to increase our earnings and cash flow. If these initiatives are unsuccessful, or if we are unable to implement the initiatives efficiently and effectively, our business, financial condition, results of operations and cash flows could be adversely affected.

        Successful implementation of our business strategy also depends on factors specific to the retail automotive aftermarket industry, many of which may be beyond our control (See "Risks Related to Our Industry").

        If we are unable to generate sufficient cash flows from our operations, our liquidity will suffer and we may be unable to satisfy our obligations.

        We require significant capital to fund our business. While we believe we have the ability to sufficiently fund our planned operations and capital expenditures for the next year, circumstances could arise that would materially affect our liquidity. For example, cash flows from our operations could be affected by changes in consumer spending habits or the failure to maintain favorable vendor payment terms or our inability to successfully implement sales growth initiatives. We may be unsuccessful in securing alternative financing when needed, on terms that we consider acceptable, or at all.

        The degree to which we are leveraged could have important consequences to your investment in our securities, including the following risks:

  •
  our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired in the future;

  •
  a substantial portion of our cash flow from operations must be dedicated to the payment of rent and the principal and interest on our debt, thereby reducing the funds available for other purposes;

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

  •
  automobile dealers that supply manufacturer replacement parts and accessories; and

  •
  mass merchandisers and wholesale clubs that sell automotive products and select non-automotive merchandise that appeals to automotive "Do-It-Yourself" customers, such as generators, power tools and canopies.

Do-It-For-Me

  Service Labor

  •
  regional and local full service automotive repair shops;

  •
  automobile dealers that provide repair and maintenance services;

  •
  national and regional (including franchised) tire retailers that provide additional automotive repair and maintenance services; and

  •
  national and regional (including franchised) specialized automotive (such as oil change, brake and transmission) repair facilities that provide additional automotive repair and maintenance services.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2    PROPERTIES

        The Company owns its five-story, approximately 300,000 square foot corporate headquarters in Philadelphia, Pennsylvania. The Company also owns the following administrative regional offices—approximately 4,000 square feet of space in each of Melrose Park, Illinois and Bayamon, Puerto Rico. In addition, the Company leases approximately 4,000 square feet of space for administrative divisional offices in each of Decatur, Georgia and Addison, Texas. The Company owns a three-story, approximately 60,000 square foot structure in Los Angeles, California in which it occupies 7,200 square feet and sublets the remaining square footage to tenants.

        In the third quarter of fiscal 2007, the Company adopted a five-year strategic plan. One of the initial steps in this plan was the identification of 31 low-return stores, which were closed by the end of fiscal year 2007. The Company also closed two other stores earlier in the year. During the fourth quarter of 2007, the Company sold and leased back 34 stores. See further discussion on the sale leaseback transaction in Item 7—Management's Discussion and Analysis.

        Of the 562 store locations operated by the Company at February 2, 2008, 259 are owned and 303 are leased. Of the 259 stores owned by the Company, 105 are used as collateral for our Senior Secured Term Loan due October, 2013.

        The following table sets forth certain information regarding the owned and leased warehouse space utilized by the Company for its 562 store locations at February 2, 2008:

Warehouse Locations	Products Warehoused	Square Footage	Owned or Leased	Stores Serviced	States Serviced
San Bernardino, CA	All	600,000	Leased	161	AZ, CA, NM, NV, UT, WA
McDonough, GA	All	392,000	Owned	127	AL, FL, GA, LA, NC, PR, SC, TN, VA
Mesquite, TX	All	244,000	Owned	69	AR, CO, LA, MO, NM, OK, TX
Plainfield, IN	All	403,000	Leased	72	IL, IN, KY, MI, MN, NY, OH, PA, TN, VA
Chester, NY	All	400,400	Leased	133	CT, DE, MA, MD, ME, NH, NJ, NY, PA, RI, VA
Middletown, NY	All except tires	90,000	Leased	—	This facility does not ship directly to stores
McDonough, GA	All except tires	150,000	Leased	—	This facility does not ship directly to stores

Total		2,279,400		562

        In addition to the above distribution centers, the Company operates four satellite warehouses. These satellite warehouses stock approximately 32,000 SKUs and serve an average of 12-15 stores, in addition to having retail capabilities. These locations were leased and comprised 78,700 square feet. Concurrently, during 2006, the Company reduced its outside storage space to provide temporary storage of merchandise items from approximately 1,000,000 to 100,000 aggregate cubic feet. The Company anticipates that its existing and future warehouse space and its access to outside storage will accommodate inventory necessary to support future store expansion and any increase in stock-keeping units through the end of fiscal 2008.

ITEM 3    LEGAL PROCEEDINGS

        During the fourth quarter of 2006 and the first quarter of 2007, the Company was served with four separate lawsuits brought by former associates employed in California, each of which lawsuits purports to be a class action on behalf of all current and former California store associates. One or more of the lawsuits claim that the plaintiff was not paid for (i) overtime, (ii) accrued vacation time, (iii) all time worked (i.e. "off the clock" work) and/or (iv) late or missed meal periods or rest breaks. The plaintiffs also allege that the Company violated certain record keeping requirements arising out of the foregoing alleged violations. The lawsuits (i) claim these alleged practices are unfair business practices, (ii) request back pay, restitution, penalties, interest and attorney fees and (iii) request that the Company be enjoined from committing further unfair business practices. During the third quarter of

2007, the Company reached a settlement in principle regarding the accrued vacation time claims (which is scheduled to be considered by the court for final approval on May 5, 2008). The Company continues to vigorously defend the remaining claims.

        The Company is also party to various other actions and claims arising in the normal course of business.

        The Company believes that amounts accrued for awards or assessments in connection with all such matters, which amounts were increased by $6,250,000 in fiscal 2007, are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While the Company does not believe that the amount of such excess loss could be material to the Company's financial position, any such loss could have a material adverse effect on the Company's results of operations in the period(s) during which the underlying matters are resolved.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended February 2, 2008.

PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common stock of The Pep Boys—Manny, Moe & Jack is listed on the New York Stock Exchange under the symbol "PBY". There were 5,414 registered shareholders as of April 24, 2008. The following table sets forth for the periods listed, the high and low sale prices and the cash dividends paid on the Company's common stock.

MARKET PRICE PER SHARE

	Market Price Per Share
			Cash Dividends Per Share
	High	Low
Fiscal year ended February 2, 2008
Fourth Quarter	$15.14	$8.25	$0.0675
Third Quarter	17.97	13.50	0.0675
Second Quarter	22.49	15.90	0.0675
First Quarter	19.93	14.73	0.0675
Fiscal year ended February 3, 2007
Fourth Quarter	$16.05	$12.48	$0.0675
Third Quarter	14.58	9.33	0.0675
Second Quarter	14.96	10.66	0.0675
First Quarter	16.55	14.05	0.0675

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

        On September 7, 2006, the Company renewed its share repurchase program and reset the authority back to $100,000,000 for repurchases to be made from time to time in the open market or in privately negotiated transactions. During the first quarter of fiscal 2007, the Company repurchased 2,702,460 shares of Common Stock for $50,841,000. The Company also disbursed during the first quarter of fiscal 2007, $7,311,000 for 494,800 shares of Common Stock repurchased during the fourth quarter of 2006. This program expired on September 30, 2007.

EQUITY COMPENSATION PLANS

        The following table sets forth the Company's shares authorized for issuance under its equity compensation plans at February 2, 2008:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,347,089	$12.97	1,444,982
Equity compensation plans not approved by security holders	1,000,000	$7.54	—
Total	3,347,089	$11.34	1,444,982

        In March of 2007, the Company adopted two standalone inducement plans under which it granted non-qualified stock options and RSUs to its then current President & Chief Executive Officer in order to induce him to join the Company. As of February 2, 2008, there were no awards available for grant under these inducement plans.

STOCK PRICE PERFORMANCE

        The following graph compares the cumulative total return on shares of Pep Boys Stock over the past five years with the cumulative total return on shares of companies in (1) the Standard & Poor's SmallCap 600 Index, (2) the S&P 600 Specialty Stores Index and (3) the S&P 600 Automotive Retail Index. Pep Boys moved from the S&P 600 Specialty Stores Index to the S&P 600 Automotive Retail Index upon its formation in May 2005. Until such time as the S&P 600 Automotive Retail index has five years of history, Pep Boys will show a comparison to both peer group indexes. The comparison assumes that $100 was invested in January 2003 in Pep Boys Stock and in each of the indices and assumes reinvestment of dividends. The companies currently comprising the S&P 600 Automotive Retail Index are Group 1 Automotive, Inc.; Lithia Motors, Inc.; Midas, Inc.; Sonic Automotive, Inc.; and The Pep Boys—Manny, Moe & Jack.

Company/Index	Jan. 2003	Jan. 2004	Jan. 2005	Jan. 2006	Jan. 2007	Jan. 2008
Pep Boys	$100	$216	$164	$158	$165	$122
S&P SmallCap 600 Index	$100	$148	$169	$206	$226	$212
S&P 600 Specialty Stores Index	$100	$164	$150	$146	$149	$103
S&P 600 Automotive Retail Index*			$100	$130	$170	$107

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

Year ended	Feb. 2, 2008	Feb. 3, 2007	Jan. 28, 2006		Jan. 29, 2005		Jan. 31, 2004
	(dollar amounts are in thousands, except share data)
STATEMENT OF OPERATIONS DATA(5)
Merchandise sales	$1,749,578	$1,853,077	$1,830,632		$1,838,258		$1,705,670
Service revenue	388,497	390,778	378,342		404,101		399,738
Total revenues	2,138,075	2,243,855	2,208,974		2,242,359		2,105,408
Gross profit from merchandise sales(6)	443,626 (1)	533,276	470,019		510,583		479,020	(4)
Gross profit from service revenue(6)	42,611 (1)	33,004	32,276		92,245		94,149	(4)
Total gross profit	486,237 (1)	566,280	502,295		602,828		573,169	(4)
Selling, general and administrative expenses	518,373	546,399	519,600	(2)	542,228	(3)	564,815	(4)
Net Gain (Loss) from Disposition of Assets	15,151	8,968	4,826		11,848		(61)
Operating (loss) profit	(16,985)	28,849	(12,479)	(2)	72,448	(3)	8,293	(4)
Non-operating income	5,246	7,023	3,897		1,824		3,340
Interest expense	51,293	49,342	49,040		35,965		38,255
(Loss) earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	(63,032) (1)	(13,470)	(57,622)	(2)	38,307	(3)	(26,622)	(4)
Net (loss) earnings from continuing operations before cumulative effect of change in accounting principle	(37,438)	(7,071)	(36,595)	(2)	23,991	(3)	(16,827)	(4)
Discontinued operations, net of tax	(3,601) (1)	4,333	1,088		(412)		(14,583)
Cumulative effect of change in accounting principle, net of tax	—	189	(2,021)		—		(2,484)
Net (loss) earnings	(41,039)	(2,549)	(37,528)		23,579		(33,894)
BALANCE SHEET DATA
Working capital	$195,343	$163,960	$247,526		$180,651		$76,227
Current ratio	1.35 to 1	1.27 to 1	1.43 to 1		1.27 to 1		1.10 to 1
Merchandise inventories	$561,152	$607,042	$616,292		$602,760		$553,562
Property and equipment-net	780,779	906,247	947,389		945,031		923,209
Total assets	1,583,920	1,767,199	1,821,753		1,867,023		1,778,046
Long-term debt (includes all convertible debt)	400,016	535,031	586,239		471,682		408,016
Total stockholders' equity	470,712	567,755	594,565		653,456		569,734
DATA PER COMMON SHARE
Basic (loss) earnings from continuing operations before cumulative effect of change in accounting principle	$(0.72)	$(0.13)	$(0.67)	(2)	$0.43	(3)	$(0.32)	(4)
Basic (loss) earnings	(0.79)	(0.05)	(0.69)	(2)	0.42	(3)	(0.65)	(4)
Diluted (loss) earnings from continuing operations before cumulative effect of change in accounting principle	(0.72)	(0.13)	(0.67)	(2)	0.42	(3)	(0.32)	(4)
Diluted net (loss) earnings	(0.79)	(0.05)	(0.69)	(2)	0.41	(3)	(0.65)	(4)
Cash dividends declared	0.27	0.27	0.27		0.27		0.27
Book value per share	9.10	10.53	10.97		11.87		10.79
Common share price range:
High	22.49	16.55	18.80		29.37		23.99
Low	8.25	9.33	11.75		11.83		6.00
OTHER STATISTICS
Return on average stockholders' equity(7)	(7.9)%	(0.4)%	(6.0)%		3.9%		(5.8)%
Common shares issued and outstanding	51,752,677	53,934,084	54,208,803		55,056,641		52,787,148
Capital expenditures	$41,953	$53,903	$92,083		$103,766		$43,262
Number of retail outlets	562	593	593		595		595
Number of service bays	5,845	6,162	6,162		6,181		6,181

(1)
Includes an aggregate pretax charge of $10,963 for the asset impairment and closure of 31 stores, of which $5,350 was charged to merchandise cost of sales, $1,849 was charged to service cost of sales and $3,764 (pretax) was charged to discontinued operations. In addition we recorded a pretax $32,803 inventory impairment charge to cost of merchandise sales for the discontinuance of certain product offerings.

(2)
Includes a pretax charge of $4,200 related to an asset impairment charge reflecting the remaining value of a commercial sales software asset, which was included in selling, general and administrative expenses.

(3)
Includes a pretax charge of $6,911 related to certain executive severance obligations.

(4)
Includes pretax charges of $88,980 related to corporate restructuring and other events of which $29,308 reduced gross profit from merchandise sales, $3,278 reduced gross profit from service revenue and $56,394 was included in selling, general and administrative expenses.

(5)
Statement of operations data reflects 53 weeks for year ended February 3, 2007 while the other years reflect 52 weeks.

(6)
Gross Profit from Retail Sales includes the cost of products sold, buying, warehousing and store occupancy costs. Gross Profit from Service Center Revenue includes the cost of installed products sold, buying, warehousing, service center payroll and related employee benefits and service center occupancy costs. Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses. Our gross profit may not be comparable to those of our competitors due to differences in industry practice regarding the classification of certain costs.

(7)
Return on average stockholders' equity is calculated by taking the net (loss) earnings for the period divided by the average stockholders equity.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Introduction

        Pep Boys is a leader in the automotive aftermarket, with over 560 stores and more than 5,800 service bays located throughout 35 states and Puerto Rico. All of our stores feature the nationally recognized Pep Boys brand name, established through more than 80 years of providing high-quality automotive merchandise and services, and are company-owned, ensuring chain-wide consistency for our customers. We are the only national chain offering automotive service, accessories, tires and parts under one roof, positioning us to achieve our goal of becoming the category dominant one-stop shop for automotive maintenance and accessories.

        Of our 562 stores, 552 are what we refer to as SUPERCENTERS, which feature an average of 11 state-of-the-art service bays, with an average of more than 20,000 square feet per SUPERCENTER. Our store size allows us to display and sell a more complete offering of merchandise in a wider array of categories than our competitors, with a comprehensive tire offering. We leverage this investment in inventory through our ability to install what we sell in our service bays and by offering this merchandise to both commercial and retail customers.

        Our fiscal year ends on the Saturday nearest January 31, which results in an extra week every six years. Our fiscal year ended February 2, 2008 was a 52-week year with the fourth quarter including 13 weeks versus 14 weeks in fiscal 2006. Fiscal 2006 included 53 weeks. All other years included in this report are 52 weeks.

        Fiscal 2007 was a year of significant change for Pep Boys during which our entire management team developed and, our Board of Directors approved, our long-term strategic plan. The cornerstones of this five-year plan, which was announced on November 27, 2007, are to refocus on core automotive merchandise, optimize our square footage productivity and add incremental service bay density through a "hub and spoke" growth model.

        In the third and fourth quarters of fiscal 2007, we began to implement the initial steps of our long-term strategic plan, including:

  •
  closing 31 underperforming locations;

  •
  rebalancing our inventory through an aggressive mark down and sell-through program for certain non-core and unproductive merchandise in order to allow us to allocate a larger portion of our inventory investment to core automotive merchandise;

  •
  beginning to monetize our real estate assets, through the completion of a 34 store sale-leaseback transaction, the net proceeds of which were used to repay debt and

  •
  continuing to focus on improving our Service Center operations.

        Total revenues for the fiscal year ended February 2, 2008 were $2,138,075,000 as compared to the $2,243,855,000 recorded in the prior year. On a 52-week basis, determined as the first 52 week period in the year, comparable merchandise sales decreased 4.2% and comparable service revenue increased 1.8%. Despite a very difficult macroeconomic environment which negatively impacted our entire business throughout 2007, our service center revenue showed steady improvement throughout the year.

We attribute this improvement to our continued focus on our service center productivity, improved service manager retention and a renewed focus on tire sales.

        Our net loss per share for the year ended February 2, 2008 was $0.79 per share or a $0.74 per share increase over the $0.05 loss per share recorded in 2006. A significant portion of this loss was attributable to the initial steps taken in accordance with our long-term strategic plan. During fiscal 2007, we also incurred approximately $7,700,000 in severance and inducement compensation expense in order to strengthen our management team. These actions, which we believe strengthen our future, contributed to our disappointing fiscal 2007 financial results.

        We completed a sale-leaseback transaction on 34 Company-owned locations in the fourth quarter resulting in the repayment of $162,558,000 in long term debt. On March 25, 2008, we consummated a sale and leaseback transaction on 18 properties for an aggregate purchase price of $63,600,000. On April 10, 2008, we consummated a sale-leaseback transaction on 23 properties for an aggregate purchase price of $74,300,000. The proceeds from these two additional transactions are expected to be used to reduce indebtedness. Each of the properties sold in these three transactions have been leased back to be operated as Pep Boys stores for a term of 15 years, with four 5-year renewal options.

        Our cash flow from operating activities was $52,784,000 in fiscal 2007 and our capital expenditure program was $41,953,000.

        During fiscal 2007 we grand reopened 136 Stores in the following markets: Portland, ME; Boston, MA; Providence, RI; Springfield, MA; Hartford, CT; Shreveport, LA; Baton Rouge, LA; Lafayette, LA; New Orleans, LA; Yuma, CA; Santa Barbara, CA; Bakersfield, CA; Fresno, CA; Sacramento, CA; Chico, CA; San Francisco, CA; Reno, NV—totaling 65 (first quarter); Houston, TX; Austin, TX; San Antonio, TX; Corpus Christi, TX; Laredo, TX; Harlingen, TX; Atlanta, GA; Macon, GA; Savannah, GA—totaling 44 (second quarter); Puerto Rico—totaling 27 (fourth quarter).

CAPITAL & LIQUIDITY

Capital Resources and Needs

        Our cash requirements arise principally from the purchase of inventory, capital expenditures related to existing stores, offices and distribution centers, service our debt and contractual obligations.

        Our fiscal 2007 capital expenditures totaled $41,953,000, including the remodeling of 130 stores and the opening of two new SUPERCENTERS. Our fiscal 2008 capital expenditures are expected to be similar to fiscal 2007, including comparable inventory levels.

        In fiscal 2007, we received $30,045,000 from the cancellation of certain company-owned life insurance policies. The proceeds from the surrender of these non-core assets were used to repay borrowings under our revolving credit facility and general corporate purposes.

        In fiscal 2007, we repurchased $50,841,000 of Pep Boys stock and paid an additional $7,300,000 to settle shares purchased in the fourth quarter of 2006.

        In the fourth quarter of fiscal 2007, we prepaid $162,558,000 of debt under our Senior Secured Term Loan facility due in 2013 with the net proceeds from a sale-leaseback transaction on 34 Company-owned locations.

        On or before August 1, 2008, we are obligated to purchase 29 properties that we currently rent under a master operating lease. We believe that the market value of these properties exceeds their

$116,318,000 purchase price, which will allow us to fund such obligation through sale-leaseback or other financing transactions.

        We anticipate that cash provided by operating activities, our existing line of credit, cash on hand, additional sale-leaseback financing transactions, and future access to the capital markets will exceed our expected cash requirement in fiscal 2008.

        Our working capital was $195,343,000 at February 2, 2008, $163,960,000 at February 3, 2007 and $247,526,000 at January 28, 2006. Our long-term debt, as a percentage of its total capitalization, was 46% at February 2, 2008, 49% at February 3, 2007 and 50% at January 28, 2006, respectively. As of February 2, 2008, we had a $357,500,000 line of credit, with an availability of approximately $131,000,000. Our current portion of long term debt is $2,114,000 at February 2, 2008.

  Contractual Obligations

        The following chart represents our total contractual obligations and commercial commitments as of February 2, 2008:

Contractual Obligations	Total	Due in less than 1 year	Due in 1 - 3 years	Due in 3 - 5 years	Due after 5 years
	(dollars in thousands)
Long-term debt(1)	$396,945	$1,585	$45,217	$3,180	$346,963
Operating leases	584,965	68,240	117,849	108,515	290,361
Asset purchase obligation under operating lease(2)	116,318	116,318	—	—	—
Expected scheduled interest payments on all long-term debt, capital leases and lease finance obligations	173,855	29,074	57,741	51,150	35,890
Capital and lease financing obligations(1)	5,185	529	647	551	3,458
Other long-term obligations(3)	31,618	2,865	—	—	—

Total contractual obligations	$1,308,886	$218,611	$221,454	$163,396	$676,672

(1)
Long-term debt, capital leases and lease financing obligations include current maturities.

(2)
We have exercised an option to purchase, on or before August 1, 2008, 29 properties that we currently rent under a master operating lease. We believe that the market value of these properties exceeds their $116,318,000 purchase price, which will allow us to fund such purchase through sale-leasebacks or other financing transactions.

(3)
Primarily includes unfunded pension obligation of $19,253,000, FIN 48 liabilities and asset retirement obligations. We made voluntary contributions of $440,000; $504,000 and $1,867,000, to our pension plans in fiscal 2007, 2006 and 2005, respectively. Future plan contributions are dependent upon actual plan asset returns and interest rates. See Note 10 of Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for further discussion of our pension plans. The above table does not reflect the timing of projected settlements for our recorded asset disposal costs of $7,343,000 and our FIN 48 liabilities of $5,019,000 because we cannot make a reliable estimate of the timing of the related cash payments.

Commercial Commitments	Total	Due in less than 1 year	Due in 1 - 3 years	Due in 3 - 5 years	Due after 5 years
	(dollar amounts in thousands)
Import letters of credit	$691	$691	$—	$—	$—
Standby letters of credit	63,477	39,477	24,000	—	—
Surety bonds	6,598	6,390	208	—	—
Purchase obligations(1)(2)	13,486	11,823	1,544	119	—

Total commercial commitments	$84,252	$58,381	$25,752	$119	$—

(1)
Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time. We currently do not have minimum purchase commitments under our vendor supply agreements and generally our open purchase orders (orders that have not been shipped) are not binding agreements. Those purchase obligations that are in transit from our vendors at February 2, 2008 are considered to be a commercial commitment.

(2)
In the first quarter of fiscal 2005, we entered into a commercial commitment to purchase approximately $4,800,000 of products over a six-year period. The commitment for years two through five is approximately $950,000 per year, while the final year's commitment is approximately half that amount. Following year two, we are obligated to pay the vendor a per unit fee if there is a shortfall between our cumulative purchases during the two year period and the minimum purchase requirement. For years three through six, we are obligated to pay the vendor a per unit fee for any annual shortfall. The maximum annual obligation under any shortfall is approximately $950,000. At February 2, 2008, we expect to meet the cumulative minimum purchase requirements under this contract.

  Long-term Debt

  Senior Secured Term Loan Facility due October, 2013

        On January 27, 2006 we entered into a $200,000,000 Senior Secured Term Loan facility due January 27, 2011. This facility is secured by the real property and improvements associated with 154 of our stores. Interest at the rate of London Interbank Offered Rate (LIBOR) plus 3.0% on this facility was payable starting in February 2006. Proceeds from this facility were used to satisfy and discharge our then outstanding $43,000,000 6.88% Medium Term Notes due March 6, 2006 and $100,000,000 6.92% Term Enhanced Remarketable Securities (TERMS) due July 7, 2016 and to reduce borrowings under our line of credit by approximately $39,000,000.

        On October 30, 2006, we amended and restated the Senior Secured Term Loan facility to (i) increase the size from $200,000,000 to $320,000,000, (ii) extend the maturity from January 27, 2011 to October 27, 2013, (iii) reduce the interest rate from LIBOR plus 3.00% to LIBOR plus 2.75%. An additional 87 stores (bringing the total to 241 stores) were added to the collateral pool securing the facility. Proceeds were used to satisfy and discharge $119,000,000 in outstanding 4.25% convertible Senior Notes due June 1, 2007.

        On February 15, 2007, we further amended the Senior Secured Term Loan facility to reduce the interest rate from LIBOR plus 2.75% to LIBOR plus 2.00%.

        On November 27, 2007, we sold the land and buildings for 34 owned properties to an independent third party. We used $162,558,000 of the net proceeds to prepay a portion of the Senior Secured Term Loan facility. This prepayment reduced the principal amount of the facility to $155,000,000 and reduced the scheduled quarterly repayments from $800,000 to $391,000. In addition the prepayment resulted in the recognition in interest expense of approximately $5,900,000 of deferred financing fees and the reclassification from other comprehensive loss for the portion of the related interest rate swap that is no longer designated as a hedge. The number of stores in the collateral pool, which secures the facility, was simultaneously reduced by 136 stores (bringing the total remaining collateral to 105 stores with an estimated fair market value of approximately $310,000,000).

  Senior Subordinated Notes due December, 2014

        On December 14, 2004, we issued $200,000,000 aggregate principal amount of 7.5% Senior Subordinated Notes due December 15, 2014.

  Line of Credit Agreement due December, 2009

        On December 2, 2004, we further amended our amended and restated line of credit agreement. The amendment increased the amount available for borrowings to $357,500,000, with an ability, upon satisfaction of certain conditions, to increase such amount to $400,000,000. The amendment also reduced the interest rate under the agreement to LIBOR plus 1.75% (after June 1, 2005, the rate decreased to LIBOR plus 1.50%, subject to 0.25% incremental increases as excess availability falls below $50,000,000). The amendment also provided the flexibility, upon satisfaction of certain conditions, to release up to $99,000,000 of reserves required as of December 2, 2004 under the line of credit agreement to support certain operating leases. This reserve was $73,924,000 on February 2, 2008. Finally, the amendment extended the term of the agreement through December 2009. The weighted average interest rate on borrowings under the line of credit agreement was 7.51% and 7.67% at February 2, 2008 and February 3, 2007, respectively.

  Other Notes

        We also have other notes payable with aggregate principal balances of $248,000 and $268,000 and a weighted average interest rates of 8.0% and 8.0% at February 2, 2008 and February 3, 2007, respectively. These notes mature at various times through August 2016. Certain of these notes are collateralized by land and buildings with an aggregate carrying value of approximately $1,773,000 and $1,774,000 at February 2, 2008 and February 3, 2007, respectively.

  Other Matters

        Several of the Company's debt agreements require the maintenance of certain financial ratios and compliance with covenants. The most restrictive of these covenants, an EBITDA requirement, is triggered if the Company's availability under its line of credit agreement drops below $50,000,000. As of February 2, 2008 the Company had an additional availability of approximately $131,000,000 under its line of credit, and was in compliance with all covenants contained in its debt agreements.

  Other Contractual Obligations

        In the third quarter of fiscal 2004, we entered into a vendor financing program with an availability of $20,000,000. Under this program, our factor made accelerated and discounted payments to our vendors and we, in turn, made our regularly-scheduled full vendor payments to the factor. This program was terminated effective December, 2007. As of February 2, 2008 and February 3, 2007, there was an outstanding balance of $0 and $13,990,000, respectively, under this program, classified as trade payable program liability in the consolidated balance sheet.

        On June 29, 2007, we entered into a new vendor financing program with an availability up to $65,000,000. There was an outstanding balance of $14,254,000 under this program as of February 2, 2008.

        We have letter of credit arrangements in connection with our risk management, import merchandising and vendor financing programs. We were contingently liable for $691,000 and $487,000 in outstanding import letters of credit and $63,477,000 and $55,708,000 in outstanding standby letters of credit as of February 2, 2008 and February 3, 2007, respectively.

        We are also contingently liable for surety bonds in the amount of approximately $6,598,000 and $11,224,000 as of February 2, 2008 and February 3, 2007, respectively. The surety bonds guarantee certain of our payments (for example utilities, easement repairs, licensing requirements and customs fees).

  Off-balance Sheet Arrangements

        In the third quarter of fiscal 2004, we entered into a $35,000,000 operating lease for certain operating equipment at an interest rate of LIBOR plus 2.25%. We have evaluated this transaction in accordance with the guidance of Financial Accounting Standards Board Interpretation Number (FIN) 46 and re-evaluated the transaction under FIN 46R and have determined that the Company is not required to consolidate the leasing entity. As of February 2, 2008, there was an outstanding commitment of $9,836,000 under the lease. The lease includes a residual value guarantee with a maximum value of approximately $172,000. We expect the fair market value of the leased equipment to substantially reduce or eliminate our payment under the residual guarantee at the end of the lease term. In accordance with FIN 45, we have recorded a liability for the fair value of the guarantee related to this operating lease. As of February 2, 2008 and February 3, 2007, the current value of this liability was $38,000 and $71,000, respectively, which is recorded in other long-term liabilities on the consolidated balance sheets.

        On August 1, 2003, we renegotiated $132,000,000 in operating leases. These leases, which expire on August 1, 2008, have lease payments with an effective rate of LIBOR plus 2.06%. We have evaluated this transaction in accordance with the guidance of FIN 46 and re-evaluated the transaction under FIN 46R and have determined that the Company is not required to consolidate the leasing entity. We have exercised our option to purchase, on or before August 1, 2008, these properties and expect the fair market value of the leased real estate to exceed the $116,318,000 purchase price. We expect to fund this obligation through sale-leaseback or other financing transactions. As of February 2, 2008, there was an outstanding commitment of $116,318,000 under the lease.

        We lease certain property and equipment under operating leases and lease financings which contain renewal and escalation clauses, step rent provisions, capital improvements funding and other lease concessions. These provisions are considered in the calculation of our minimum lease payments which are recognized as expense on a straight-line basis over the applicable lease term. In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 13, as amended by SFAS No. 29, any lease payments that are based upon an existing index or rate are included in our minimum lease payment calculations. Total operating lease commitments as of February 2, 2008 were $584,965,000.

  Pension and Retirement Plans

        We have a defined benefit pension plan covering our full-time employees hired on or before February 1, 1992.

        We also have an unfunded Supplemental Executive Retirement Plan (SERP) that includes a defined benefit portion. On January 31, 2004, we amended and restated our SERP. This amendment converted the defined benefit portion of the SERP to a defined contribution portion for certain unvested participants and all future participants. All vested participants under the defined benefits portion of the SERP continue to accrue benefits according to the previous defined benefit formula.

        The expense under these plans for fiscal 2007, 2006, and 2005 was $3,612,000; $3,999,000 and $4,331,000, respectively. The fiscal 2007 expense is calculated based upon a number of actuarial assumptions, including an expected return on plan assets of 6.30% and a discount rate of 5.90%. In developing the expected return on asset assumptions, we evaluated input from our actuaries, including their review of asset class return expectations. The discount rate utilized for the pension plans is based on a model bond portfolio with durations that match the expected payment patterns of the plans. We continue to evaluate our actuarial assumptions and make adjustments as necessary. In fiscal 2007, we contributed an aggregate of $661,000 to our pension plans. Based upon the current funded status of the defined benefit pension plan and the unfunded defined benefit portion of the SERP, aggregate cash contributions are expected to be $2,865,000 in fiscal 2008.

RESULTS OF OPERATIONS

        The following discussion explains the material changes in our results of operations for the fifty-two weeks ended February 2, 2008, the fifty-three weeks ended February 3, 2007 and fifty-two weeks ended January 28, 2006.

Discontinued Operations

        In the third quarter of fiscal 2007, we adopted our long-term strategic plan. One of the initial steps in this plan was the identification of 31 low-return stores for closure. Immediately prior to their ultimate closure during the fourth quarter of fiscal 2007, these stores were operated as clearance centers. We are accounting for these store closures in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." We recorded charges of $15,551,000 related to store closures which included a $10,963,000 impairment charge to fixed assets. In accordance with SFAS No. 144, our discontinued operations for all periods presented reflect the operating results for 11 of the 31 closed stores because we do not believe that the customers of these stores are likely to become customers of other Pep Boys stores due to geographical considerations. Discontinued operations for fiscal 2007 also reflect pre-tax charges of $1,403,000 and $3,764,000 for store closure and impairment of fixed assets, respectively. The operating results for the other 20 closed stores are included in continuing operations because we believe that the customers of these stores are likely to become customers of other Pep Boys stores that are in close proximity.

        During fiscal 2005, we sold a closed store for proceeds of $916,000 resulting in a pre-tax gain of $341,000, which was recorded in discontinued operations on the consolidated statement of operations.

        The following analysis of our results of continuing operations excludes the operating results of the above-referenced 11 stores which have been reclassified to discontinued operations for all periods presented.

Analysis of Statement of Operations

        The following table presents, for the periods indicated, certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues					Percentage Change
Year ended	Feb 2, 2008 (fiscal 2007)	Feb 3, 2007 (fiscal 2006)		Jan. 28, 2006 (fiscal 2005)		Fiscal 2007 vs. Fiscal 2006	Fiscal 2006 vs. Fiscal 2005
Merchandise Sales	81.8%	82.6%		82.9%		(5.6)%	1.2%
Service Revenue(1)	18.2	17.4		17.1		(0.6)	3.3

Total Revenues	100.0	100.0		100.0		(4.7)	1.6
Costs of Merchandise Sales(2)	74.6 (3)	71.2	(3)	74.3	(3)	(1.0)	(3.0)
Costs of Service Revenue(2)	89.0 (3)	91.6	(3)	91.5	(3)	(3.3)	3.4
Total Costs of Revenues	77.3	74.8		77.3		(1.5)	(1.7)
Gross Profit from Merchandise Sales	25.4 (3)	28.8	(3)	25.7	(3)	(16.8)	13.5
Gross Profit from Service Revenue	11.0 (3)	8.4	(3)	8.5	(3)	29.1	2.3
Total Gross Profit	22.7	25.2		22.7		(14.1)	12.7
Selling, General and Administrative Expenses	24.2	24.4		23.5		(5.1)	5.2
Net Gain from Disposition of Assets	0.7	0.4		0.2		68.9	85.8
Operating (Loss) Profit	(0.8)	1.3		(0.6)		(158.9)	331.2
Non-operating Income	0.2	0.3		0.2		(25.3)	80.2
Interest Expense	2.4	2.2		2.2		4.0	0.6
Loss from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(2.9)	(0.6)		(2.6)		(367.9)	76.6
Income Tax Benefit	(40.6) (4)	(47.5)	(4)	(36.5)	(4)	300.0	(69.6)
Net Loss from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(1.8)	(0.3)		(1.7)		(429.5)	80.7
Discontinued Operations, Net of Tax	(0.1)	0.2		—		(183.1)	298.3
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—		—		NM	NM

Net Loss	(1.9)	(0.1)		(1.7)		(1,510.0)	93.2

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

(4)
As a percentage of Loss from Continuing Operations Before Cumulative Effect of Change in Accounting Principle

NM Not meaningful

Fiscal 2007 vs. Fiscal 2006

        Total revenues for fiscal 2007 decreased 4.7% to $2,138,075,000 in fiscal 2007 from $2,243,855,000. This decrease was primarily the result of weaker sales in our retail business stemming from lower customer counts and the de-emphasis of non-core automotive merchandise. On a 52-week basis, comparable revenues decreased by 3.1%, consisting of a 1.8% increase in comparable service revenue and a 4.2% decrease in comparable merchandise sales. All stores included in the comparable sales store base as of the end of the period are included in the comparable sales data calculations. Upon reaching its 13th month of operation, a store is added to our comparable sales store base. Stores are removed from the comparables sales store base upon their relocation or closure. Once a relocated store reaches its 13th month of operation at its new location, it is added back into our comparable sales store base. Square footage increases are infrequent and immaterial and, accordingly are not considered in our calculations of comparable sales data.

        Gross profit from merchandise sales decreased, as a percentage of merchandise sales, to 25.4% in fiscal 2007 from 28.8% in fiscal 2006. This decrease in dollars was $89,650,000 or a 16.8% decrease from the prior year. This decrease, as a percentage of merchandise sales, resulted primarily from decreased product margins, higher occupancy costs and higher rent expense offset, in part, by lower warehousing and distribution costs. The 2.5% decrease in product margins resulted from recording a $32,803,000 inventory impairment charge associated with the markdown and discontinuance of certain non core products as part of our longer term-strategic plan. Occupancy costs increased by $7,242,000 primarily due to the impairment charges of $5,350,000 related to the 20 stores identified for closure that operated as clearance centers during the fourth quarter and rent expense increased by $4,128,000 primarily related to the change in fair value of the cash flow hedge associated with variable lease payments on certain of stores, partially offset by lower equipment rental. Warehousing and distribution costs decreased by $7,083,000 due to a more efficient store replenishment schedule and lower occupancy costs.

        Gross profit from service revenue increased, as a percentage of service revenue, to 11.0% in fiscal 2007 from 8.4% in fiscal 2006. The increase in dollars was $9,607,000 or a 29.1% increase from the prior year. This increase as a percentage of service revenue resulted primarily from lower service associate costs (positive experience in workers compensation and medical claims) of $15,124,000, partially offset by higher service associate compensation expense resulting from increased staffing levels in our service centers and impairment charges of $1,849,000 related to the 20 closed stores.

        Selling, general and administrative expenses, as a percentage of total revenues, decreased to 24.2% for fiscal 2007 as compared to 24.4% for fiscal 2006. This decrease in dollars was $28,026,000 or 5.1% over the prior year. The dollar decrease resulted primarily from lower retail associate compensation expense of $15,744,000, lower retail associate costs of $8,349,000 (workers compensation and medical) and reduced media expenditures of $5,700,000, partially offset by increased legal settlements and reserves.

        Net gain from disposition of assets increased, as a percentage of total revenue, to 0.7% for fiscal 2007 as compared to 0.4% for fiscal 2006. The $6,183,000 increase resulted from the $13,971,000 gain realized upon the consummation of our 34 store sale leaseback transaction which was required to be immediately recognized (the remaining portion will be amortized over the lease term).

        Interest expense increased $1,951,000 or 4.0% to $51,293,000 in fiscal 2007 from $49,342,000 in fiscal 2006. Included in fiscal 2007 was $5,900,000 in expense incurred due to the write off of deferred financing costs resulting from the repayment of $162,558,000 of our Senior Secured Term Loan facility and the reclassification from other comprehensive loss for the portion of the related interest rate swap that is no longer designated as a hedge. Included in fiscal 2006 was $4,200,000 of expense associated with the early satisfaction and discharge of $119,000,000 4% Senior Convertible Notes due in June, 2007. In fiscal 2007, we experienced a lower weighted average interest rate and lower debt levels.

        Non-operating income as a percentage of total revenues decreased from 0.3% in fiscal 2006 to 0.2% in fiscal 2007. This decrease in dollars of $1,777,000 was due to the shorter investment period of available funds in fiscal 2007 as compared to fiscal 2006.

        Discontinued operations was a loss, net of tax, of $3,601,000 in fiscal 2007 versus income, net of tax, of $4,333,000, in fiscal 2006. Fiscal 2007's loss resulted primarily from the impairment charges and closure costs associated with the 11 stores closed in the fourth quarter that were reclassified to discontinued operations. Fiscal 2006's results for such locations includes a gain, net of tax, of $4,468,000 on the sale of one location.

        Our income tax benefit as a percentage of loss from continuing operations before income taxes and cumulative effect of change in accounting principle was 40.6% or $25,594,000 versus 47.5% or $6,399,000. The decrease in the effective tax rate is primarily due to a non cash adjustment of $2,451,000 to our state deferred liabilities resulting from a change in our filing position in 2006, offset by an additional tax benefit of $4,227,000 recorded in 2007 relating to uncertain tax positions for tax years closed due to the statute of limitations and lower effective state tax rates.

Fiscal 2006 vs. Fiscal 2005

        Total revenues for fiscal 2006 increased 1.2%. Fiscal 2006 included 53 weeks versus 52 weeks in fiscal 2005. The 1.2% increase in revenue was the result of an additional week of sales along with increased improvement in our service counter operations. On a 52 week basis, we had a decrease in comparable revenues of 0.2%. Comparable service revenue increased 1.3% while comparable merchandise sales decreased 0.5%. All stores that are included in the comparable sales store base as of the end of the period are included in our comparable data calculations. Upon reaching its 13th month of operation, a store is added to our comparable sales store base. Stores are removed from the comparable sales store base upon their relocation or closure. Once a relocated store reaches its 13th month of operation at its new location, it is added back into our comparable sales store base. Square footage increases are infrequent and immaterial and, accordingly, are not considered in our calculations of comparable data.

        Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 28.8% in fiscal 2006 from 25.7% in fiscal 2005. The increase in dollars was $63,257,000 or a 13.5% increase from the prior year. This increase, as a percentage of merchandise sales, was due to improved product margins and decreased warehousing costs partially offset by higher occupancy costs. The increase in merchandise margins resulted from the restructuring of our vendor agreements, lower freight costs and lower acquisition costs. Effective January 29, 2006, substantially all of our vendor agreements were restructured to no longer identify specific incremental expenses for cooperative advertising; therefore all vendor support funds are now treated as a reduction of inventories and are recognized as an increase to gross profit from merchandise sales when the inventories are sold, in accordance with EITF 02-16. Gross profit from merchandise sales from fiscal 2006 improved by approximately $37,100,000 compared to fiscal 2005, primarily as a result of these changes. Warehousing costs were reduced due to a more efficient store replenishment schedule and the absence in fiscal 2006 of certain costs associated with the fiscal 2005 relocation of our Southern California distribution center. Increased occupancy costs were the result of higher utility costs and higher depreciation expense associated with our store remodel program. Our gross profit classification may not be comparable to the classification used by certain other entities. Some entities (including us) include distribution, store occupancy, buying and other costs in cost of goods sold. Other entities exclude such costs from gross profit, including them instead in general and administrative and / or sales and marketing expenses.

        Gross profit from service revenue increased in fiscal 2006 as compared to fiscal 2005. The increase in dollars was $728,000 or a 2.3% increase from the prior year. This increase as a percentage of service revenue was primarily due to lower workers compensation expense and repairs and maintenance costs offset by cost associated with providing free or discounted towing services to our customers.

        Net gain from disposition of assets increased, as percentage of total revenue to 0.4% from 0.2% in fiscal 2005. The $4,142,000 increase resulted from the sale of one owned property and the leasehold interest in another in 2006 versus the sale of one owned property in 2005.

        Selling, general and administrative expenses increased, as a percentage of total revenues, to 24.4% in fiscal 2006 from 23.5% in fiscal 2005. This was a $26,799,000 or 5.2% increase over the prior year. This increase, as a percentage of total revenues, was due primarily to higher net media expense offset by reduced general office expense. The increase in net media expense was caused by a change in our vendor agreements which resulted in a different application of EITF 02-16, whereby approximately $35,700,000 in vendor support funds were recorded as a reduction to advertising cost in fiscal 2005 (see above explanation of vendor agreement restructuring). General office expense was favorable by $5,007,000 primarily due to incurring a $4,200,000 software impairment charge in fiscal 2005.

        Interest expense increased $302,000 to $49,342,000 in fiscal 2006 from fiscal 2005. Included in fiscal 2006 was $4,200,000 of costs associated with the early satisfaction and discharge of $119,000,000 4% Senior Convertible Notes due in June, 2007 and in fiscal 2005, $9,738,000 in interest and fees associated with the early satisfaction and discharge of our $43,000,000 6.88% Medium Term Notes and $100,000,000 6.92% Term Enhanced Remarketable Securities (TERMS). Also in fiscal 2006, we incurred a higher weighted average interest rate, offset by lower debt levels and a reduction to interest expense for the increase in the fair value of the interest rate swap of $1,490,000.

        Non-operating income increased as a percentage of total revenues from 0.2% in 2005 to 0.3% in 2006. This 80.2% increase of $3,126,000 was a result of interest earned on the investment of funds used for the early satisfaction and discharge of the Senior Convertible Notes.

        Our income tax benefit as a percentage of loss from continuing operations before income taxes and cumulative effect of change in accounting principle increased to 47.5% or $6,399,000 versus 36.5% or $21,027,000. The increase in the effective rate is due to a non-cash adjustment of $2,451,000 to our state deferred liabilities resulting from a change in our filing position.

        Gain from discontinued operations increased from $1,088,000, net of tax, in fiscal 2005 to $4,333,000, net of tax, in fiscal 2006 due primarily to the sale of an owned property.

        Net loss decreased in dollars and as a percentage of total revenues, due primarily to an increase in gross profit from merchandise sales as a percentage of merchandise sales, an increase in gain on disposition of assets, increase in non-operating income offset by higher selling, general and administrative expenses.

Industry Comparison

        We operate in the U.S. automotive aftermarket, which has two general competitive arenas: the Do-It-For-Me ("DIFM") (service labor, installed merchandise and tires) market and the Do-It-Yourself ("DIY") (retail merchandise) market. Generally, the specialized automotive retailers focus on either the "DIY" or "DIFM" areas of the business. We believe that operation in both the "DIY" and "DIFM" areas of the business positively differentiates us from most of our competitors. Although we manage our store performance at a store level in aggregation, we believe that the following presentation shows an accurate comparison against competitors within the two sales arenas. We compete in the "DIY" area of the business through our retail sales floor and commercial sales business (Retail Sales). Our Service Center business (labor and installed merchandise and tires) competes in the "DIFM" area of the industry. The following table presents the revenues and gross profit for each area of the business.

	Year ended
(dollar amounts in thousands)	February 2, 2008	February 3, 2007	January 28, 2006
Retail Sales(1)	$1,226,175	$1,336,330	$1,340,160
Service Center Revenue(2)	911,900	907,525	868,814

Total Revenues	$2,138,075	$2,243,855	$2,208,974

Gross Profit from Retail Sales(3)	$277,206	$377,897	$340,421
Gross Profit from Service Center Revenue(3)	209,031	188,383	161,874

Total Gross Profit	$486,237	$566,280	$502,295

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

  Effects of Inflation

        We use the LIFO method of inventory valuation. Thus, the cost of merchandise sold approximates current cost. Although we cannot accurately determine the precise effect of inflation on its operations, we do not believe inflation has had a material effect on revenues or results of operations during all fiscal years presented.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, share based compensation, risk participation agreements and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe that the following represent our more critical estimates and assumptions used in the preparation of the consolidated financial statements, although not all inclusive:

  •
  We evaluate whether inventory is stated at the lower of cost or market based on historical experience with the carrying value and life of inventory. The assumptions used in this evaluation are based on current market conditions and we believe inventory is stated at the lower of cost as determined under LIFO or market in the consolidated financial statements. In addition, historically we have been able to return excess items to vendors for credit. Future changes in vendors, in their policies or in their willingness to accept returns of excess inventory could require a revision in the estimates. If our estimates regarding excess or obsolete inventory are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in these estimates at February 2, 2008 would have affected net loss by approximately $618,000 for the fiscal year ended February 2, 2008.

  •
  We have risk participation arrangements with respect to casualty and health care insurance, including the maintaining of stop loss coverage with third party insurers to limit our total exposure. A reserve for the liabilities associated with these agreements is established using actuarial methods followed in the insurance industry and our historical claims experience. The amounts included in our costs related to these arrangements are estimated and can vary based on changes in assumptions, claims experience or the providers included in the associated insurance programs. A 10% change in our self-insurance liabilities at February 2, 2008 would have affected net loss by approximately $4,816,000 for the fiscal year ended February 2, 2008.

  •
  We record reserves for future product returns, warranty claims and inventory shrinkage. The reserves are based on current sales of products and historical claims and inventory shrinkage experience. If actual experience differs from historical levels, revisions in our estimates may be required. A 10% change in these reserves at February 2, 2008 would have affected net loss by approximately $620,000 for the fiscal year ended February 2, 2008.

  •
  We have significant pension costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates and merit and promotion increases. We are required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension costs or liabilities may occur in the future due to changes in the assumptions. The following table highlights the sensitivity of our pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Change in Assumption	Impact on Annual Pension Expense	Impact on Projected Benefit Obligation
0.50 percentage point decrease in discount rate	Increase $425,000	Increase $3,520,000
0.50 percentage point increase in discount rate	Decrease $425,000	Decrease $3,520,000
5.0% decrease in expected rate of return on assets	Increase $186,000	—
5.0% increase in expected rate of return on assets	Decrease $186,000	—
  •
  We periodically evaluate our long-lived assets for indicators of impairment. Management's judgments are based on market and operational conditions at the time of evaluation. Future events could cause management's conclusion on impairment to change, requiring an adjustment of these assets to their then current fair market value.

  •
  We have a share-based compensation plan, which includes stock options and restricted stock units, or RSUs. We account for our share-based compensation plans as prescribed by the fair value provisions of SFAS No. 123R. We determine the fair value of our stock options at the date of the grant using the Black-Scholes option-pricing model. The RSUs are awarded at a price equal to the market price of our underlying stock on the date of the grant. The pricing model and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include the expected life of stock options, expected stock price volatility, future employee stock option exercise behaviors and the estimate of award forfeitures. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are different from these assumptions, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. In addition, significant changes in these assumptions could materially impact our share-based compensation expense on future awards. A 10% change in our share-based compensation expense for the fiscal year ended February 2, 2008 would have affected net loss by approximately $580,000.

  •
  We are required to estimate our income taxes in each of the jurisdictions in which we operate. This requires us to estimate our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment and valuation of inventories, for tax and accounting purposes. We determine our provision for income taxes based on federal and state tax laws and regulations currently in effect, some of which have been recently revised. Legislation changes currently proposed by certain states in which we operate, if enacted, could increase our transactions or activities subject to tax. Any such legislation that becomes law could result in an increase in our state income tax expense and our state income taxes paid, which could have a material effect on our net earnings (loss).

  The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. In this regard when determining whether or not we should establish a valuation allowance, the Company considers various tax planning strategies, including potential real estate transactions, as future taxable income. To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted. Actual results could differ from this assessment if adequate taxable income is not generated in future periods from either operations or projected tax planning strategies. We had net deferred tax assets of $32,612,000, or 2.1% of total assets, as of February 2, 2008 and net deferred tax liabilities of $4,103,000, or 0.3% of total liabilities, as of February 3, 2007.

  The Company adopted the provisions of FIN 48 on February 4, 2007. In connection with the adoption, the Company recorded a net decrease to retained earnings of $155,000 and reclassified certain previously recognized deferred tax attributes as FIN 48 liabilities. The amount of unrecognized tax benefits at February 4, 2007 was $6,392,000 of which $2,244,000 would impact the Company's tax rate, if recognized. At February 2, 2008, the amount of the unrecognized tax benefit was $3,847,000. For additional information, see Note 14.

RECENT ACCOUNTING STANDARDS

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines the term fair value, establishes a framework for measuring it within generally accepted accounting principles and expands disclosures about its measurements. In February 2008, the FASB issued Staff Position No. FAS 157-2 (FSP No.157-2), "Effective Date of FASB Statement No. 157," that defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities. We do not anticipate that the adoption of SFAS 157 in fiscal 2008 for financial assets and financial liabilities will have a material effect on our financial statements. SFAS 157 is effective for certain nonfinancial assets and nonfinancial liabilities for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the impact SFAS No. 157 will have on our consolidated financial statements beginning in fiscal 2009.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Beginning in fiscal 2008 we have chosen not to measure any asset or liability using SFAS 159.

        In March 2007, the EITF reached a consensus on Issue Number 06-10, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements" (EITF 06-10). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, although early adoption is permitted. We anticipate that the adoption of EITF 06-10 will result in a $1,855,000 pretax charge to retained earnings on February 3, 2008.

        In June 2007, the FASB ratified EITF Issue Number 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" (EITF 06-11). EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS No. 123(R), "Share-Based Payment," and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified non-vested equity shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective prospectively for the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company has determined that the effects of EITF 06-11 will have an immaterial impact on its consolidated financial statements beginning in fiscal 2008.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," which replaces SFAS No. 141, "Business Combinations." SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interests in the acquired entity; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Costs of the acquisition will be recognized separately from the business combination. SFAS No. 141R applies to business combinations for fiscal years beginning after December 15, 2008.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." SFAS No. 160, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company's noncontrolling interest in a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our financial condition, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 expands the disclosure requirements in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," about an entity's derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact SFAS No. 161 will have on our consolidated financial statements.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has market rate exposure in its financial instruments primarily due to changes in interest rates.

Variable Rate Debt

        Pursuant to terms of its revolving credit agreement, changes in LIBOR could affect the rates of which the Company could borrow funds there under. At February 2, 2008, the Company had outstanding borrowings of $42,045,000 against the revolving credit agreement. Additionally, the Company has a Senior Secured Term Loan facility with a balance of $154,652,000 at February 2, 2008, that bears interest at three month LIBOR plus 2.00%, and $116,318,000 of real estate operating leases and $9,836,000 of equipment operating leases which have lease payments that vary based on changes in LIBOR. A one percent change in the LIBOR rate would have affected net loss by approximately $1,918,000 for the fiscal year ended February 2, 2008.

Fixed Rate Debt

        The table below summarizes the fair value and contract terms of fixed rate debt instruments held by the Company at February 2, 2008:

(dollar amounts in thousands)	Amount	Average Interest Rate
Fair value at February 2, 2008	$199,137

Expected maturities:
2008	$486	6.03%
2009	247	3.74
2010	258	3.74
2011	270	3.74
2012	281	3.74
Thereafter	203,493	7.43%

Total Carrying Amount	$205,035

        At February 3, 2007, the Company had outstanding $200,268,000 of fixed rate notes with an aggregate fair market value of $189,268,000.

        The Company determines fair value on its fixed rate debt by using quoted market prices and current interest rates.

Interest Rate Swaps

        On June 3, 2003, the Company entered into an interest rate swap for a notional amount of $130,000,000. The Company had designated the swap as a cash flow hedge of the Company's real estate operating lease payments. The interest rate swap converts the variable LIBOR portion of the lease payment to a fixed rate of 2.90% and terminates on July 1, 2008. If the critical terms of the interest rate swap or hedge item do not change, the interest rate swap is considered to be highly effective with all changes in fair value included in other comprehensive income. As of February 2, 2008 and February 3, 2007, the fair value was an asset of $22,000 and $4,150,000, respectively, recorded within other long-term assets on the balance sheet. In the fourth quarter of fiscal 2006, the Company determined it was not in compliance with SFAS No. 133 for hedge accounting and, accordingly, recorded a reduction of rent expense, which is included in Costs of Merchandise and Costs of Service Revenues, for the cumulative fair value change of $4,150,000. This change in fair value had previously been recorded in Accumulated Other Comprehensive Income (Loss) on the consolidated balance sheets. The Company evaluated the impact of this error, along with three other errors discussed in the next sentence, on an annual and quarterly basis and concluded there was no material impact on the fourth quarter of fiscal 2006 or any historical periods, on an individual or aggregate basis. The three other errors consisted of: (i) $3,700,000 of amortization expense on leasehold improvements classified in land and therefore not depreciated, (ii) $500,000 of understated closed store reserves and (iii) $400,000 of an overstated accrual for non-qualified defined contributions. The Company corrected these errors in the fourth quarter of fiscal 2006, resulting in no material impact to the consolidated financial statements. The Company has removed its designation as a cash flow hedge on this transaction and records the change in fair value through its operating statement until the date of termination.

        On November 2, 2006, the Company entered into an interest rate swap for a notional amount of $200,000,000. The Company has designated the swap a cash flow hedge on the first $200,000,000 of the Company's $320,000,000 senior secured notes. The interest rate swap converts the variable LIBOR portion of the interest payments to a fixed rate of 5.036% and terminates in October 2013. The Company did not meet the documentation requirements of SFAS No. 133, at inception or as of February 3, 2007 and, accordingly, recorded the increase in the fair value of the interest rate swap of $1,490,000 as a reduction to Interest Expense. The Company documented that the swap met the requirements of SFAS No. 133 for hedge accounting on April 9, 2007, and prospectively records the effective portion of the change in fair value of the swap through Accumulated Other Comprehensive Loss. During the period from February 4, 2007 through April 8, 2007, a $974,000 expense was recorded in interest expense for the change in fair value of this swap.

        On November 27, 2007, the Company sold the land and buildings for 34 owned properties to an independent third party. The Company used $162,558,000 of the net proceeds from such transaction to prepay a portion of the Senior Secured Term Loan facility which eliminated a portion of the future interest payments hedged by the November 2, 2006 interest rate swap. The Company concluded that it was not probable that those future interest payments would occur. In accordance with SFAS No. 133, the Company discontinued hedge accounting for the unmatched portion of the November 2, 2006 swap and reclassified a $2,259,000 pre-tax loss applicable to the unmatched portion of the $200,000,000 interest rate swap from other comprehensive income to interest expense. On November 27, 2007, the Company re-designated $145,000,000 notional amount of the interest rate swap as a cash flow hedge to fully match the future interest payments under the Senior Secured Notes. As a result, all future changes in this interest rate swap's fair value that has been re-designated as a hedge will be recorded to Accumulated Other Comprehensive Loss. From the period of November 27, 2007 through February 1, 2008, interest expense includes $4,166,000 related to the $55,000,000 unmatched portion of this swap. On February 1, 2008, the Company recorded $4,539,000 within accrued expenses to reduce the notional amount of the interest rate swap to $145,000,000 from the original $200,000,000 amount. The $4,539,000 was paid on February 4, 2008. The fair value of the swap was a net $10,985,000 payable recorded within other long-term liabilities on the balance sheet at February 2, 2008 and a net $1,372,000 receivable recorded within other long-term assets on the balance sheet at February 3, 2007.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pep Boys—Manny, Moe & Jack
Philadelphia, Pennsylvania

        We have audited the accompanying consolidated balance sheets of The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 2, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pep Boys—Manny, Moe & Jack and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Notes 1 and 13 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation ("FIN") 48, Accounting for Uncertainty in Income Taxes, Statement of Financial Accounting Standards ("SFAS") No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, SFAS No. 123 (revised 2004), Share-Based Payment, and FIN 47, Accounting for Conditional Asset Retirement Obligations, as of February 4, 2007, February 3, 2007, January 29, 2006, and January 28, 2006, respectively.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 30, 2008 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 30, 2008

CONSOLIDATED BALANCE SHEETS

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands, except share data)

	February 2, 2008	February 3, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$20,926	$21,884
Accounts receivable, less allowance for uncollectible accounts of $1,937 and $1,505	29,450	29,582
Merchandise inventories	561,152	607,042
Prepaid expenses	43,842	39,264
Other	77,469	70,368
Assets held for disposal	16,918	—

Total Current Assets	749,757	768,140

Property and Equipment—at cost:
Land	213,962	251,705
Buildings and improvements	858,699	929,225
Furniture, fixtures and equipment	699,303	684,042
Construction in progress	3,992	3,464

	1,775,956	1,868,436
Less accumulated depreciation and amortization	995,177	962,189

Total Property and Equipment—Net	780,779	906,247

Deferred income taxes	20,775	24,828
Other	32,609	67,984

Total Assets	$1,583,920	$1,767,199

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$245,423	$265,489
Trade payable program liability	14,254	13,990
Accrued expenses	292,623	292,280
Deferred income taxes	—	28,931
Current maturities of long-term debt and obligations under capital lease	2,114	3,490

Total Current Liabilities	554,414	604,180

Long-term debt and obligations under capital leases, less current maturities	400,016	535,031
Other long-term liabilities	72,183	60,233
Deferred gain from asset sales	86,595	—
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $1 per share: Authorized 500,000,000 shares; Issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	296,074	289,384
Retained earnings	406,819	463,797
Accumulated other comprehensive loss	(14,183)	(9,380)
Less cost of shares in treasury—14,609,094 shares and 12,427,687 shares	227,291	185,339
Less cost of shares in benefits trust—2,195,270 shares	59,264	59,264

Total Stockholders' Equity	470,712	567,755

Total Liabilities and Stockholders' Equity	$1,583,920	$1,767,199

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands, except share data)

Year ended	February 2, 2008	February 3, 2007	January 28, 2006
Merchandise Sales	$1,749,578	$1,853,077	$1,830,632
Service Revenue	388,497	390,778	378,342

Total Revenues	2,138,075	2,243,855	2,208,974

Costs of Merchandise Sales	1,305,952	1,319,801	1,360,613
Costs of Service Revenue	345,886	357,774	346,066

Total Costs of Revenues	1,651,838	1,677,575	1,706,679

Gross Profit from Merchandise Sales	443,626	533,276	470,019
Gross Profit from Service Revenue	42,611	33,004	32,276

Total Gross Profit	486,237	566,280	502,295

Selling, General and Administrative Expenses	518,373	546,399	519,600
Net Gain from Disposition of Assets	15,151	8,968	4,826

Operating (Loss) Profit	(16,985)	28,849	(12,479)
Non-operating Income	5,246	7,023	3,897
Interest Expense	51,293	49,342	49,040

Loss from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(63,032)	(13,470)	(57,622)
Income Tax Benefit	(25,594)	(6,399)	(21,027)

Net Loss from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(37,438)	(7,071)	(36,595)
(Loss) Earnings from Discontinued Operations, Net of Tax of $(2,463); $1,796 and $625	(3,601)	4,333	1,088
Cumulative Effect of Change in Accounting Principle, Net of Tax of $(78) and $1,161	—	189	(2,021)

Net Loss	$(41,039)	$(2,549)	$(37,528)

Basic Loss per Share:
Net Loss from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$(0.72)	$(0.13)	$(0.67)
(Loss) Earnings from Discontinued Operations, Net of Tax	(0.07)	0.08	0.02
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	(0.04)

Basic Loss per Share	$(0.79)	$(0.05)	$(0.69)

Diluted Loss per Share:
Net Loss from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$(0.72)	$(0.13)	$(0.67)
(Loss) Earnings from Discontinued Operations, Net of Tax	(0.07)	0.08	0.02
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	(0.04)

Diluted Loss per Share	$(0.79)	$(0.05)	$(0.69)

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands, except share data)

	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Retained Earnings				Benefit Trust	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance, January 29, 2005	68,557,041	$68,557	$284,966	$536,780	(11,305,130)	$(172,731)	$(4,852)	$(59,264)	$653,456
Comprehensive Loss:
Net loss				(37,528)					(37,528)
Minimum pension liability adjustment, net of tax							(22)		(22)
Fair market value adjustment on derivatives, net of tax							1,309		1,309

Total Comprehensive Loss									(36,241)
Cash dividends ($.27 per share)				(14,686)					(14,686)
Effect of stock options and related tax benefits			1,719	(2,520)	338,856	5,592			4,791
Effect of restricted stock unit conversions			(636)		28,981	433			(203)
Stock compensation expense			2,049						2,049
Repurchase of Common Stock					(1,282,600)	(15,562)			(15,562)
Dividend reinvestment plan				(120)	66,925	1,081			961

Balance, January 28, 2006	68,557,041	68,557	288,098	481,926	(12,152,968)	(181,187)	(3,565)	(59,264)	594,565

Comprehensive Loss:
Net loss				(2,549)					(2,549)
Minimum pension liability adjustment, net of tax							887		887
Fair market value adjustment on derivatives, net of tax							(3,648)		(3,648)

Total Comprehensive Loss									(5,310)
Cash dividends ($.27 per share)				(14,757)					(14,757)
Incremental effect from adoption of FAS No. 158, net of tax							(3,054)		(3,054)
Effect of stock options and related tax benefits			(669)	(657)	80,641	1,387			61
Effect of restricted stock unit conversions			(1,096)		74,107	712			(384)
Stock compensation expense			3,051						3,051
Repurchase of Common Stock					(494,800)	(7,311)			(7,311)
Dividend reinvestment plan				(166)	65,333	1,060			894

Balance, February 3, 2007	68,557,041	68,557	289,384	463,797	(12,427,687)	(185,339)	(9,380)	(59,264)	567,755

Comprehensive Loss:
Net loss				(41,039)					(41,039)
Changes in net unrecognized other postretirement benefit costs, net of tax							2,462		2,462
Fair market value adjustment on derivatives, net of tax							(7,388)		(7,388)

Total Comprehensive Loss									(45,965)
Cash dividends ($.27 per share)				(14,177)					(14,177)
Incremental effect from adoption of FIN No. 48, net of tax				(155)					(155)
FAS No. 158 change in measurement date effect, net of tax				(189)			123		(66)
Effect of stock options and related tax benefits			1,752	(1,332)	291,125	4,984			5,404
Effect of restricted stock unit conversions			(4,818)		176,256	3,038			(1,780)
Stock compensation expense			9,756						9,756
Repurchase of Common Stock					(2,702,460)	(50,841)			(50,841)
Dividend reinvestment plan				(86)	53,672	867			781

Balance, February 2, 2008	68,557,041	$68,557	$296,074	$406,819	(14,609,094)	$(227,291)	$(14,183)	$(59,264)	$470,712

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands)

	Year ended
	February 2, 2008	February 3, 2007	January 28, 2006
Cash Flows from Operating Activities:
Net Loss	$(41,039)	$(2,549)	$(37,528)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Continuing Operations:
Net loss (earnings) from discontinued operations	3,601	(4,333)	(1,088)
Depreciation and amortization	81,036	87,525	78,949
Cumulative effect of change in accounting principle, net of tax	—	(189)	2,021
Amortization of deferred gain from asset sales	(1,030)	—	—
Accretion of asset disposal obligation	276	266	108
Loss on defeasance of convertible debt	—	755	—
Stock compensation expense	9,756	3,051	2,049
Inventory impairment	32,803	—	—
Cancellation of vested stock options	—	(1,056)	—
Deferred income taxes	(28,187)	(8,316)	(27,792)
Reduction in asset retirement liability	—	—	(1,815)
Gain from dispositions of assets	(15,151)	(8,968)	(4,826)
Loss from asset impairment	7,199	840	4,200
Change in fair value of derivatives	9,268	(5,568)	—
Excess tax benefits from stock based awards	(1,104)	(95)	—
Increase in cash surrender value of life insurance policies	(4,928)	(2,143)	(3,389)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, prepaid expenses and other	(1,579)	24,045	15,166
Decrease (increase) in merchandise inventories	13,087	9,250	(13,532)
(Decrease) increase in accounts payable	(20,066)	3,549	(49,041)
Increase (decrease) in accrued expenses	10,083	(4,165)	(18,864)
(Decrease) increase in other long-term liabilities	(3,224)	2,093	16,760

Net Cash Provided by (Used in) Continuing Operations	50,801	93,992	(38,622)
Net Cash Provided by (Used in) Discontinued Operations	1,983	(1,562)	235

Net Cash Provided by (Used in) Operating Activities	52,784	92,430	(38,387)

Cash Flows from Investing Activities:
Cash paid for property and equipment	(43,116)	(49,391)	(85,291)
Proceeds from dispositions of assets	162,712	10,561	4,043
Proceeds from sales of assets held for disposal	—	—	6,913
Life insurance proceeds received (paid)	30,045	(24,669)	24,655
Premiums paid on life insurance policies	—	—	(605)

Net Cash Provided by (Used in) Continuing Operations	149,641	(63,499)	(50,285)
Net Cash (Used in) Provided by Discontinued Operations	(379)	6,160	262

Net Cash Provided by (Used in) Investing Activities	149,262	(57,339)	(50,023)

Cash Flows from Financing Activities:
Borrowings under line of credit agreements	570,094	586,993	628,066
Payments under line of credit agreements	(545,617)	(635,562)	(570,081)
Excess tax benefits from stock based awards	1,104	95	—
Borrowings on trade payable program liability	142,884	76,713	107,618
Payments on trade payable program liability	(142,620)	(73,879)	(96,462)
Payments for finance issuance costs	(85)	(2,217)	(5,150)
Proceeds from lease financing	4,827	—	—
Proceeds from issuance of notes	—	121,000	200,000
Reduction of long-term debt	(165,409)	(2,263)	(183,459)
Reduction of convertible debt	—	(119,000)	—
Payments on capital lease obligations	(286)	(227)	(383)
Dividends paid	(14,177)	(14,757)	(14,686)
Repurchase of common stock	(58,152)	—	(15,562)
Proceeds from exercise of stock options	3,652	722	3,071
Proceeds from dividend reinvestment plan	781	894	961

Net Cash (Used in) Provided by Financing Activities	(203,004)	(61,488)	53,933

Net Decrease in Cash and Cash Equivalents	(958)	(26,397)	(34,477)

Cash and Cash Equivalents at Beginning of Year	21,884	48,281	82,758
Cash and Cash Equivalents at End of Year	$20,926	$21,884	$48,281

Cash paid for interest, net of amounts capitalized	$44,129	$46,245	$50,602
Cash received from income tax refunds	$59	$1	$10,097
Cash paid for income taxes	$3,147	$632	$1,770
Supplemental Disclosure of Cash Flow Information:
Non-cash investing activities:
Accrued purchases of property and equipment	$1,985	$3,691	$6,138
Write off of equipment and recognition of insurance receivable	$—	$—	$345
Non-cash financing activities:
Equipment capital leases	$—	$84	$789
Repurchase of common stock not settled	$—	$7,311	$—

See notes to the consolidated financial statements

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS    The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") is engaged principally in the retail sale of automotive parts and accessories, automotive maintenance and service and the installation of parts through a chain of stores. The Company currently operates stores in 35 states and Puerto Rico.

        FISCAL YEAR END    The Company's fiscal year ends on the Saturday nearest to January 31. Fiscal year 2007, which ended February 2, 2008, was comprised of 52 weeks, fiscal year 2006, which ended February 3, 2007, was comprised of 53 weeks and fiscal year 2005, which ended January 28, 2006, was comprised of 52 weeks.

        PRINCIPLES OF CONSOLIDATION    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

        MERCHANDISE INVENTORIES    Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $555,188 and $600,035 as of February 2, 2008 and February 3, 2007, respectively. During fiscal 2007 and 2006, the effect of LIFO layer liquidations on gross profit was immaterial.

        The Company also records valuation adjustments for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions. The nature of the Company's inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company's vendors for credit. The Company records those valuation adjustments when less than full credit is expected from a vendor or when market is lower than recorded costs. The valuation adjustments are revised, if necessary, on a quarterly basis for adequacy. The Company's inventory is recorded net of valuation adjustments for these matters which were $11,167 and $13,462 as of February 2, 2008 and February 3, 2007, respectively.

        During the third quarter of fiscal 2007, the Company recorded a $32,803 inventory impairment for the discontinuance and planned exit of certain non-core merchandise products adopted as one of the initial steps in the Company's five-year strategic plan. The impairment charge reduced the carrying value of the discontinued merchandise from $74,080 to $41,277. The carrying value of the discontinued merchandise will be evaluated quarterly as compared to the estimated sell through that was utilized in determining the impairment. The inventory impairment was recorded in cost of merchandise sales on

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

the consolidated statement of operations. The carrying value of the discontinued merchandise at February 2, 2008 was $8,612.

        CASH AND CASH EQUIVALENTS    Cash equivalents include all short-term, highly liquid investments with an initial maturity of three months or less when purchased. All credit and debit card transactions that settle in less than seven days are also classified as cash and cash equivalents.

        PROPERTY AND EQUIPMENT    Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives: building and improvements, 5 to 40 years, and furniture, fixtures and equipment, 3 to 10 years. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost and accumulated depreciation are eliminated and the gain or loss, if any, is included in the determination of net income. The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

        SOFTWARE CAPITALIZATION    The Company, in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", capitalizes certain direct development costs associated with internal-use software, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects. These costs are amortized over a period not to exceed five years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

        CAPITALIZED INTEREST    Interest on borrowed funds is capitalized in connection with the construction of certain long-term assets. Capitalized interest was immaterial in fiscal years 2007, 2006 and 2005.

        REVENUE RECOGNITION    The Company recognizes revenue from the sale of merchandise at the time the merchandise is sold. Service revenues are recognized upon completion of the service. The Company records revenue net of an allowance for estimated future returns. The Company establishes reserves for sales returns and allowances based on current sales levels and historical return rates. Return activity is immaterial to revenue and results of operations in all periods presented. Gift cards are recorded as deferred revenue until redeemed for product or services. The Company does not record any revenue from cards which are never utilized by customers. Revenue from the sale of extended warranties are recognized over the life of the warranty in proportion to the cost expected to be incurred based on historical experience.

        SALES TAXES    The Company presents sales net of sales taxes in its consolidated statements of operations.

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

        TRADE PAYABLE PROGRAM LIABILITY    In the third quarter of fiscal 2004, the Company entered into a vendor-financing program with an availability of $20,000. Under this program, the factor made accelerated and discounted payments to the Company's vendors and the Company, in turn, made regularly scheduled full vendor payments to the factor. This program was terminated effective December 2007. As of February 2, 2008 and February 3, 2007, there was an outstanding balance of $0 and $13,990, respectively, under this program, classified as trade payable program liability in the consolidated balance sheet.

        On June 29, 2007, the Company entered into a new vendor-financing program with an availability up to $65,000. There was an outstanding balance of $14,254 under this program as of February 2, 2008.

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

        The Company accounts for vendor support funds in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor" (EITF 02-16). Rebates and other miscellaneous incentives are earned based on purchases or product sales. These incentives are treated as a reduction of inventories and are recognized as a reduction to cost of sales as the inventories are sold. Certain vendor allowances are used exclusively for promotions and to partially or fully offset certain other direct expenses. Such allowances would be offset against the appropriate expenses they offset, once the Company determines the allowances are for specific, identifiable incremental expenses.

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

        Components of the reserve for warranty costs for fiscal years ended February 2, 2008 and February 3, 2007, are as follows:

Balance at January 28, 2006	$1,477
Additions related to fiscal 2006 sales	9,320
Warranty costs incurred in fiscal 2006	(10,152)

Balance at February 3, 2007	645
Additions related to fiscal 2007 sales	7,937
Warranty costs incurred in fiscal 2007	(8,335)

Balance at February 2, 2008	$247

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

        LEASES    The Company's policy is to amortize leasehold improvements over the lesser of the lease term or the economic life of those assets. Generally, for the stores the lease term is the base lease term and for distribution centers the lease term includes the base lease term plus certain renewal option periods for which renewal is reasonably assured and for which failure to exercise the renewal option would result in an economic penalty. The calculation for straight-line rent expense is based on the same lease term with consideration for step rent provisions, escalation clauses, rent holidays and other lease concessions. The Company expenses rent during the construction or build-out phase of the lease.

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

        PENSION AND RETIREMENT PLANS    The Company reports all information on its pension and savings plan benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions" and SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", as amended by SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits-an Amendment of FASB Statements No. 87, 88 and 106 (revised 2003)" (SFAS 132R), as amended by SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans- an Amendment of FASB Statements No. 87, 88, 106 and 132(R)".

        INCOME TAXES    The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based upon enacted tax laws and rates applied to the differences between the financial statement and tax bases of assets and liabilities.

        The accounting for our tax reserves changed with the adoption of FIN 48, "Accounting for Uncertainty in Income Taxes", or FIN 48, on February 4, 2007. Refer to Note 14 for further discussion of the impact of adopting FIN 48 and change in unrecognized tax benefit during fiscal 2007.

        In evaluating our income tax positions, we record reserves for potential exposures. These tax reserves are adjusted in the period actual developments give rise to such change. Those developments could be, but are not limited to; settlement of tax audits, expiration of the statute of limitations, and the evolution of tax code and regulations, along with varying application of tax policy and administration within those jurisdictions.

        The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheets. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent the Company believes that recovery is not more likely than not, the Company must establish a valuation allowance. In this regard when determining whether or not we

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

should establish a valuation allowance, the Company considers various tax planning strategies, including potential real estate transactions, as future taxable income. To the extent the Company establishes a valuation allowance or change the allowance in a future period, income tax expense will be impacted. Actual results could differ from this assessment if adequate taxable income is not generated in future periods from either operations or projected tax planning strategies.

        ADVERTISING    The Company expenses the production costs of advertising the first time the advertising takes place. Gross advertising expense for 2007, 2006 and 2005 was $78,475; $84,206 and $85,809, respectively. No advertising costs were recorded as assets as of February 2, 2008 or February 3, 2007.

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

        Prior to fiscal year 2006, certain cooperative advertising reimbursements were netted against specific, incremental, identifiable costs incurred in connection with the selling of the vendor's product. Cooperative advertising reimbursements of $35,702 for fiscal year 2005 were recorded as a reduction of advertising expense with the net amount included in selling, general and administrative expenses in the consolidated statement of operations. Any excess reimbursements over these costs are characterized as a reduction of inventory and are recognized as a reduction of cost of sales as the inventories are sold, in accordance with EITF 02-16. The amount of excess reimbursements recognized as a reduction of costs of sales was $53,753 for fiscal year 2005. The balance of excess reimbursements remaining in inventory was immaterial as of January 28, 2006.

        STORE OPENING COSTS    The costs of opening new stores are expensed as incurred.

        IMPAIRMENT OF LONG-LIVED ASSETS    The Company accounts for long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard prescribes the method for asset impairment evaluation for long-lived assets and certain identifiable intangibles that are both held and used or to be disposed of. The Company evaluates the ability to recover long-lived assets whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. In the event assets are impaired, losses are recognized to the extent the carrying value exceeds the fair value. In addition, the Company reports assets to be disposed of at the lower of the carrying amount or the fair market value less selling costs. See discussion of current year impairments in Note 7, "Store Closures and Asset Impairments."

        EARNINGS PER SHARE    Earnings per share for all periods have been computed in accordance with SFAS No. 128, "Earnings Per Share" as amended by SFAS No. 123 (revised 2004), "Share-Based Payment." Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing earnings plus the interest on the convertible senior notes by the weighted average number of common shares outstanding during the year plus the assumed conversion of dilutive convertible debt and incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. During fiscal 2007, no convertible notes were outstanding.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

        ACCOUNTING FOR STOCK-BASED COMPENSATION    At February 2, 2008, the Company has three stock-based employee compensation plans, which are described in Note 12, "Equity Compensation Plans."

        Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award). Prior to January 29, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for periods prior to January 29, 2006 have not been restated to reflect the fair value method of recognizing compensation cost relating to share-based compensation.

        The Company recognized approximately $3,060 and $1,340 of compensation expense related to stock options, and approximately $6,696 and $1,711 of compensation expense related to restricted stock units (RSUs), in its operating results (included in selling, general and administrative expenses) for fiscal 2007 and 2006, respectively. The related tax benefit recognized was approximately $3,624 and $894 for fiscal 2007 and 2006. Compensation expense for RSUs was $2,049 for fiscal 2005 and was included in selling, general and administrative expenses. The cumulative effect from adopting the provisions of SFAS No. 123R in fiscal year 2006 was $189 benefit, net of tax.

        The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the fiscal year ended as follows:

January 28, 2006
Net loss:
As reported	$(37,528)
Add: Stock-based compensation for RSU's, net of tax	1,301
Less: Total stock-based compensation expense determined under fair value-based method, net of tax	(3,121)

Pro forma	$(39,348)
Net loss per share:
Basic:
As reported	$(0.69)
Pro forma	$(0.72)

Diluted:
As reported	$(0.69)
Pro forma	$(0.72)

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

        Expected volatility is based on historical volatilities for a time period similar to that of the expected term. In estimating the expected term of the options, the Company has utilized the "simplified method" allowable under the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 107, Share-Based Payment. No options were granted from January 1, 2008 through February 2, 2008. The risk-free rate is based on the U.S. treasury yield curve for issues with a remaining term equal to the expected term. The fair value of each option granted during fiscal years 2007, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended
	February 2, 2008	February 3, 2007	January 28, 2006
Dividend yield	1.79%	2.02%	1.77%
Expected volatility	39%	53%	41%
Risk-free interest rate range:
High	5.0%	4.8%	4.6%
Low	3.5%	4.6%	3.5%
Ranges of expected lives in years	4-5	5-7	3-8

        SFAS No. 123R also requires the Company to change the classification, in its consolidated statement of cash flows, of any excess tax benefits realized upon the exercise of stock options or issuance of RSUs, in excess of that which is associated with the expense recognized for financial reporting purposes. Approximately $1,104 is reflected as a financing cash inflow rather than as a reduction of income taxes paid in the consolidated statement of cash flows for fiscal year 2007.

        COMPREHENSIVE LOSS    Comprehensive loss is reported in accordance with SFAS No. 130, "Reporting Comprehensive Income." Other comprehensive loss includes minimum pension liability and fair market value of cash flow hedges.

        DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES    The Company may enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate lease and debt agreements, when the Company deems it prudent to do so. The Company reports derivatives and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

        SEGMENT INFORMATION    The Company reports segment information in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company operates in one industry, the automotive aftermarket using a SUPERCENTER layout, which houses both retail and service centers in one building. In accordance with SFAS No. 131, the Company

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

aggregates all of its stores and reports one operating and reporting segment. Sales by major product categories are as follows:

Year ended	Feb. 2, 2008	Feb. 3, 2007	Jan. 28, 2006
Parts and Accessories	$1,423,891	$1,537,076	$1,531,409
Tires	325,687	316,001	299,222

Total Merchandise Sales	1,749,578	1,853,077	1,830,631
Service Labor	388,497	390,778	378,343

Total Revenues	$2,138,075	$2,243,855	$2,208,974

        SIGNIFICANT SUPPLIERS    During fiscal 2007, the Company's ten largest suppliers accounted for approximately 43% of the merchandise purchased by the Company. No single supplier accounted for more than 19% of the Company's purchases. The Company has no long-term contracts under which the Company is required to purchase merchandise except for a contract to purchase bulk oil for use in the Company's service bays, which expires in 2011. Management believes that the relationships the Company has established with its suppliers are generally good.

        SELF INSURANCE    The Company has risk participation arrangements with respect to workers' compensation, general liability, automobile liability, and other casualty coverages. The Company has a wholly owned captive insurance subsidiary through which it reinsures this retained exposure. This subsidiary uses both risk sharing pools and third party insurance to manage this exposure. In addition, the Company self insures certain employee-related health care benefit liabilities. The Company maintains stop loss coverage with third party insurers through which it reinsures certain of its casualty and health care benefit liabilities. The Company records both liabilities and reinsurance receivables using actuarial methods utilized in the insurance industry based upon our historical claims experience.

RECENT ACCOUNTING STANDARDS

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140" (SFAS No. 155). SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS No. 133, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company adopted this standard on February 4, 2007, which did not affect our consolidated financial statements.

        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140" (SFAS No. 156). SFAS No. 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 was effective for fiscal years beginning after September 15, 2006. The Company adopted this standard on February 4, 2007, which did not affect our consolidated financial statements.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

        In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with the FASB Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        The Company adopted the provisions of FIN 48 on February 4, 2007. In connection with the adoption, the Company recorded a net decrease to retained earnings of $155 and reclassified certain previously recognized deferred tax attributes as FIN 48 liabilities. The amount of unrecognized tax benefits including $734 of interest at February 4, 2007 was $7,126 of which 2,244 would impact the Company's tax rate, if recognized. At February 2, 2008, the amount of the unrecognized tax benefit was $3,847. For additional information, see Note 14, "Income Taxes."

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines the term fair value, establishes a framework for measuring it within generally accepted accounting principles and expands disclosures about its measurements. In February 2008, the FASB issued Staff Position No. FAS 157-2 (FSP No.157-2), "Effective Date of FASB Statement No. 157," that defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities. The Company anticipates the adoption of SFAS 157 in fiscal 2008 for financial assets and financial liabilities will not have a material effect on the Company's financial statements. SFAS 157 is effective for certain nonfinancial assets and nonfinancial liabilities for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact SFAS No. 157 will have on its consolidated financial statements beginning in fiscal 2009.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans- an Amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158). SFAS No. 158 requires entities to:

  •
  Recognize on its balance sheet the funded status (measured as the difference between the fair value of plan assets and the benefit obligation) of pension and other postretirement benefit plans;

  •
  Recognize, through comprehensive income, certain changes in the funded status of a defined benefit and post retirement plan in the year in which the changes occur;

  •
  Measure plan assets and benefit obligations as of the end of the employer's fiscal year; and

  •
  Disclose additional information.

        The Company adopted the requirement to recognize the funded status of a benefit plan and the additional disclosure requirements at February 3, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end is effective for fiscal years ending after December 15, 2008. At February 2, 2008, the Company has adopted the SFAS No.158 requirement to measure plan assets and benefit obligations as of the date of the Company's fiscal year end. In accordance with SFAS 158, the change of measurement date from a calendar year to the Company's fiscal year resulted in a net charge to Retained Earnings of $189 and a credit to

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

Accumulated Other Comprehensive Loss of $123. This net charge to Retained Earnings represents the after-tax pension expense for the period from January 1, 2008 to February 2, 2008.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not chosen to measure any asset or liability using SFAS 159.

        In March 2007, the EITF reached a consensus on Issue Number 06-10, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements" (EITF 06-10). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, although early adoption is permitted. The Company anticipates the adoption of EITF 06-10 will result in a $1,855 pretax charge to retained earnings on February 3, 2008.

        In June 2007, the FASB ratified EITF Issue Number 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" (EITF 06-11). EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS No. 123(R), "Share-Based Payment," and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified non-vested equity shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective prospectively for the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company has determined that the effects of EITF 06-11 will have an immaterial impact on its consolidated financial statements beginning in fiscal 2008.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," which replaces SFAS No. 141, "Business Combinations." SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interests in the acquired entity; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Costs of the acquisition will be recognized separately from the business combination. SFAS No. 141R applies prospectively, except for taxes, to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." SFAS No. 160, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company's noncontrolling interest in a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial condition, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 expands the disclosure requirements in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," about an entity's derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact SFAS No. 161 will have on its consolidated financial statements.

NOTE 2—DEBT AND FINANCING ARRANGEMENTS

LONG-TERM DEBT

	February 2, 2008	February 3, 2007
7.50% Senior Subordinated Notes, due December 2014	$200,000	$200,000
Senior Secured Term Loan, due October 2013	154,652	320,000
Other notes payable, 8.0%	248	268
Lease financing obligations, payable through October 2022	4,786	—
Capital lease obligations payable through October 2009	399	685
Line of credit agreement, through December 2009	42,045	17,568

	402,130	538,521
Less current maturities	2,114	3,490

Total Long-Term Debt	$400,016	$535,031

  Senior Secured Term Loan due October, 2013

        On January 27, 2006 the Company entered into a $200,000 Senior Secured Term Loan facility due January 27, 2011. This facility was secured by the real property and improvements associated with 154 of the Company's stores. Interest at the rate of London Interbank Offered Rate (LIBOR) plus 3.0% on this facility was payable by the Company starting in February 2006. Proceeds from this facility were used to satisfy and discharge the Company's then outstanding $43,000 6.88% Medium Term Notes due March 6, 2006 and $100,000 6.92% Term Enhanced Remarketable Securities (TERMS) due July 7, 2016 and to reduce borrowings under the Company's line of credit by approximately $39,000.

        On October 27, 2006, the Company amended and restated the Senior Secured Term Loan facility to (i) increase the size from $200,000 to $320,000, (ii) extend the maturity from January 27, 2011 to October 27, 2013, (iii) reduce the interest rate from LIBOR plus 3.00% to LIBOR plus 2.75%. An additional 87 stores (bringing the total to 241 stores) were added to the collateral pool securing the facility. Proceeds were used to satisfy and discharge $119,000 in outstanding 4.25% convertible Senior Notes due June 1, 2007 by deposit into an escrow fund with an independent trustee. The right of the

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

holders of the convertible notes to convert them into shares of the Company's common stock, at any time until the June 1, 2007 maturity date, survived such satisfaction and discharge, although no notes were converted prior to maturity. The Company recorded a non-cash charge for the value of such conversion right, approximately $755 as determined by the Black-Scholes method, and $430 for deferred financing cost.

        On February 15, 2007, the Company further amended the Senior Secured Term Loan facility to reduce the interest rate from LIBOR plus 2.75% to LIBOR plus 2.00%.

        On November 27, 2007, the Company sold the land and buildings for 34 owned properties to an independent third party. Concurrent with the sale, the Company entered into agreements to lease the stores back from the purchaser over minimum lease terms of 15 years. The Company used $162,558 of the net proceeds to prepay a portion of the Senior Secured Term Loan facility. This prepayment in conjunction with the ordinary amortization of the principal balance, reduced the principal amount of the facility to $155,000 and reduced the scheduled quarterly repayments from $800 to $391. The number of stores in the collateral pool, which secures the facility, was simultaneously reduced by 136 stores (bringing the total remaining collateral to 105). The Company has continuing involvement in one property and has recorded the $4,742 proceeds, net of execution costs, as a debt borrowing and continues to reflect the property on its balance sheet in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases."

  Senior Subordinated Notes due December, 2014

        On December 14, 2004, the Company issued $200,000 aggregate principal amount of 7.5% Senior Subordinated Notes due December 15, 2014.

  Line of Credit Agreement due December, 2009

        On December 2, 2004, the Company further amended its amended and restated line of credit agreement. The amendment increased the amount available for borrowings to $357,500, with an ability, upon satisfaction of certain conditions, to increase such amount to $400,000. The amendment also reduced the interest rate under the agreement to LIBOR plus 1.75% (after June 1, 2005, the rate decreased to LIBOR plus 1.50%, subject to 0.25% incremental increases as excess availability falls below $50,000). The amendment also provided the flexibility, upon satisfaction of certain conditions, to release up to $99,000 of reserved credit line availability required as of December 2, 2004 under the line of credit agreement to support certain operating leases. This reserve was $73,924 on February 2, 2008. Finally, the amendment extended the term of the agreement through December 2009. The weighted average interest rate on borrowings under the line of credit agreement was 7.51% and 7.67% at February 2, 2008 and February 3, 2007, respectively.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

  Other Notes

        In the third quarter of fiscal 2004, the Company entered into a vendor financing program with an availability of $20,000. Under this program, the Company's factor makes accelerated and discounted payments to its vendors and the Company, in turn, makes its regularly scheduled full vendor payments to the factor. This program was terminated effective December 2007. As of February 2, 2008 and February 3, 2007, the Company had an outstanding balance of $0 and $13,990, respectively, under these arrangements, classified as trade payable program liability in the consolidated balance sheets.

  Other Matters

        On June 29, 2007, the Company entered into a new vendor financing program with an availability up to $65,000. Under this program, the Company's factor makes accelerated and discounted payments to its vendors and the Company, in turn, makes its regularly-scheduled full vendor payments to the factor. There was an outstanding balance of $14,254 under the program as of February 2, 2008.

        The other notes payable have an aggregate principal balance of $248 and $268 and a weighted average interest rate of 8.0% and 8.0% at February 2, 2008 and February 3, 2007, respectively, and mature at various times through August 2016. Certain of these notes are collateralized by land and buildings with an aggregate carrying value of approximately $1,773 and $1,774 at February 2, 2008 and February 3, 2007, respectively.

        Several of the Company's debt agreements require the maintenance of certain financial ratios and compliance with covenants. The most restrictive of these covenants, an EBITDA requirement, is triggered if the Company's availability under its line of credit agreement drops below $50,000. As of February 2, 2008 the Company had an availability of approximately $131,000 under its line of credit, and was in compliance with all covenants contained in its debt agreements.

        The annual maturities of all long-term debt and capital lease commitments for the next five fiscal years are:

Year	Long-Term Debt	Capital Leases	Lease Financing Obligation	Total
2008	$1,585	$258	$271	$2,114
2009	43,630	141	247	44,018
2010	1,587	—	258	1,845
2011	1,589	—	270	1,859
2012	1,591	—	281	1,872
Thereafter	346,963	—	3,459	350,422

Total	$396,945	$399	$4,786	$402,130

        The Company has letter of credit arrangements in connection with its risk management, import merchandising and vendor financing programs. The Company was contingently liable for $691 and $487 in outstanding import letters of credit and $63,477 and $55,708 in outstanding standby letters of credit as of February 2, 2008 and February 3, 2007, respectively. The Company was also contingently liable for surety bonds in the amount of approximately $6,598 and $11,224 at February 2, 2008 and February 3, 2007, respectively.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

NOTE 3—ACCRUED EXPENSES

        The Company's accrued expenses as of February 2, 2008 and February 3, 2007, were as follows:

	February 2, 2008	February 3, 2007
Casualty and medical risk insurance	$164,435	$173,826
Accrued compensation and related taxes	46,376	44,317
Sales tax payable	12,367	11,286
Other	69,445	62,851

Total	$292,623	$292,280

NOTE 4—OTHER CURRENT ASSETS

        The Company's other current assets as of February 2, 2008 and February 3, 2007, were as follows:

	February 2, 2008	February 3, 2007
Reinsurance premiums and receivable	$64,653	$69,239
Deferred income taxes	11,837	—
Income taxes receivable	873	—
Other	106	1,129

Total	$77,469	$70,368

NOTE 5—LEASE AND OTHER COMMITMENTS

        On November 27, 2007, the Company sold the land and buildings for 34 owned properties to an independent third party. Net proceeds from this sale were $162,918. Concurrent with the sale, the Company entered into agreements to lease the stores back from the purchaser over minimum lease terms of 15 years. The Company classified 33 of these leases as operating leases. The lease calls for an initial term of 15 years with four five-year renewal options. The leases have yearly incremental rental increases based on either CPI, with certain limitations, or fair market value. A $13,971 gain on the sale of these properties was recognized immediately upon execution of the sale and an $87,625 gain was deferred. The deferred gain is being recognized over the minimum term of these leases. The Company has recognized $1,030 of the deferred gain in the fourth quarter of fiscal 2007. The Company has continuing involvement in one property and has recorded those associated net proceeds of $4,742, included in the total proceeds of $162,918, as a debt borrowing and as a financing activity in the Statement of Cash Flows. Accordingly, the Company continues to reflect the property on its balance sheet in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases."

        On October 18, 2004, the Company entered into a Master Lease agreement providing for the lease of up to $35,000 of new point-of-sale hardware for the Company's stores at an interest rate of LIBOR plus 2.25%. This Master Lease is reflected in the Company's consolidated financial statements as an operating lease. The Company has evaluated this transaction in accordance with the guidance of FIN 46 and re-evaluated the transaction under FIN 46R and has determined that it is not required to consolidate the leasing entity. The Company has an outstanding commitment of approximately $9,836

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

and $14,938 on this operating lease facility as of February 2, 2008 and February 3, 2007. The lease includes a residual value guarantee with a maximum value of approximately $172. The Company expects the fair market value of the leased equipment to substantially reduce or eliminate the Company's payment under the residual guarantee at the end of the lease term.

        In accordance with FIN 45, the Company has recorded a liability for the fair value of the guarantee related to this operating lease. As of February 2, 2008 and February 3, 2007, the current value of this liability was $38 and $71, respectively, which is recorded in other long-term liabilities on the consolidated balance sheets.

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

        As of February 2, 2008 and February 3, 2007 there was an outstanding commitment of $116,318 and $117,627 under the leases. The Company has notified the lessor of the Company's election to purchase, on or before August 1, 2008, 29 properties that are currently rented under this master operating lease.

        The Company leases certain property and equipment under operating leases, sale-leaseback financings and capital leases, which contain renewal and escalation clauses, step rent provisions, capital improvements funding and other lease concessions. These provisions are considered in the Company's calculation of the Company's minimum lease payments, which are recognized as expense on a straight-line basis over the applicable lease term. In accordance with SFAS No. 13, as amended by SFAS No. 29, any lease payments that are based upon an existing index or rate are included in the Company's minimum lease payment calculations. Future minimum rental payments for noncancelable operating leases and capital leases in effect as of February 2, 2008 are shown in the table below. All amounts are exclusive of lease obligations and sublease rentals applicable to stores for which reserves, in conjunction with the restructuring, have previously been established.

        The net book values of assets under capital leases and sale-leaseback transactions accounted for under the financing method at February 2, 2008 summarized as follows:

February 2, 2008
Land	$1,859
Buildings	2,258
Equipment	2,349
Total	6,466

Accumulated depreciation	(2,430)

$4,036

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

        The aggregate minimum rental payments for such leases having initial terms of more than one year are approximately:

Year	Operating Leases	Capital Leases	Lease Financing Obligations
2008	$68,240	$263	$445
2009	60,572	162	412
2010	57,276	0	414
2011	54,890	0	415
2012	53,625	0	416
Thereafter	290,362	0	4,137

Aggregate minimum lease payments	$584,965	$425	$6,239

Less: interest on capital leases		(26)	(1,453)

Present Value of Net Minimum Lease Payments		$399	$4,786

        Rental expenses incurred for operating leases in fiscal years 2007, 2006, and 2005 were $69,255, $59,313 and $67,056, respectively.

        Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time. We currently do not have minimum purchase commitments under our vendor supply agreements, except for a contract to purchase bulk oil for use in the Company's service bays which expires in 2011, and generally our open purchase orders (orders that have not been shipped) are not binding agreements. Those purchase obligations that are in transit from our vendors at February 2, 2008 are considered to be a contractual obligation.

NOTE 6—STOCKHOLDERS' EQUITY

        SHARE REPURCHASE—TREASURY STOCK    On September 7, 2006, the Company renewed its share repurchase program and reset the authority back to $100,000 for repurchases to be made from time to time in the open market or in privately negotiated transactions through September 30, 2007. During the first quarter of fiscal 2007, the Company repurchased 2,702,460 shares of Common Stock for $50,841. The Company also disbursed $7,311 for 494,800 shares of Common Stock repurchased during the fourth quarter of 2006. This program expired on September 30, 2007.

        All of these repurchased shares were placed into the Company's treasury. A portion of the treasury shares will be used by the Company to provide benefits to employees under its compensation plans and in conjunction with the Company's dividend reinvestment program. As of February 2, 2008, the Company reflected 14,609,094 shares of its common stock at a cost of $227,291 as "cost of shares in treasury" on the Company's consolidated balance sheet.

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

the Company's stock by a person or group, the rights entitle the holder to purchase common stock of the Company or common stock of an acquiring company having a market value of twice the exercise price of the right.

        The rights do not have voting power and are subject to redemption by the Company's Board of Directors for $.01 per right anytime before a 15% position has been acquired and for 10 days thereafter, at which time the rights become non-redeemable. The rights expired on December 31, 2007.

        BENEFITS TRUST    On April 29, 1994, the Company established a flexible employee benefits trust with the intention of purchasing up to $75,000 worth of the Company's common shares. The repurchased shares will be held in the trust and will be used to fund the Company's existing benefit plan obligations including healthcare programs, savings and retirement plans and other benefit obligations. The trust will allocate or sell the repurchased shares through 2023 to fund these benefit programs. As shares are released from the trust, the Company will charge or credit additional paid-in capital for the difference between the fair value of shares released and the original cost of the shares to the trust. For financial reporting purposes, the trust is consolidated with the accounts of the Company. All dividend and interest transactions between the trust and the Company are eliminated. In connection with the Dutch Auction self-tender offer, 37,230 shares were tendered at a price of $16.00 per share in fiscal 1999. At February 2, 2008, the Company has reflected 2,195,270 shares of its common stock at a cost of $59,264 as "cost of shares in benefits trust" on the Company's consolidated balance sheet.

  NOTE 7—STORE CLOSURES AND ASSET IMPAIRMENTS

        In the third quarter of fiscal 2007, the Company adopted a long-term strategic plan. One of the initial steps in this plan was the identification of 31 low-return stores for closure. Immediately prior to their ultimate closures during the fourth quarter of fiscal 2007, these stores were operated as clearance centers. The Company is accounting for these store closures in accordance with the provisions of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

        The Company recorded charges of $15,551 related to store closures which included a $10,963 impairment charge to fixed assets, $2,906 in long-term lease and other related obligations, net of subleases, $155 in workforce reduction costs, and store breakdown costs of $1,527. The impairment of fixed assets includes the adjustment to the market value of those owned stores that are now classified as assets held for disposal in accordance with SFAS No. 144 and the impairment of leasehold improvements. The assets held for disposal have been valued at the lower of their carrying amount or their estimated fair value, net of disposal costs. The long-term lease and other related obligations represent the fair value of such obligations less the estimated net sublease income.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

        The store closure costs are reflected in fiscal 2007 Statement of Operations as follows:

	Cost of Merchandise Sales	Cost of Service Revenue	Selling, General and Administrative	Discontinued Operations (pre-tax)	Total
Impairment of fixed assets	$5,350	$1,849	$—	$3,764	$10,963
Long-term lease obligations, net of sub-lease	1,479	493	—	934	2,906
Workforce reduction	—	—	111	44	155
Store breakdown cost	—	—	1,102	425	1,527

Total	$6,829	$2,342	$1,213	$5,167	$15,551

        Earlier during fiscal 2007, the Company closed 2 stores in addition to the 31 low-return stores.

        During fiscal 2006, the Company recorded an $840 asset impairment charge principally related to one store location.

        In the fourth quarter of fiscal 2005, the Company recorded in selling, general and administrative expenses an impairment charge of $4,200 reflecting the remaining value of a commercial sales software asset.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

        The following details the reserve balances through February 2, 2008. The reserve includes remaining rent on leases net of sublease income, other contractual obligations associated with leased properties and employee severance.

	Severance	Lease Expenses	Other Costs and Contractual Obligations	Total
Balance at January 29, 2005	$—	$1,755	$141	$1,896
Provision for present value of liabilities	—	119	—	119
Change in assumptions about future sublease income, lease termination, contractual obligations and severance	—	(1,011)	73	(938)
Cash payments	—	(675)	(105)	(780)

Balance at January 28, 2006	$—	$188	$109	$297

Provision for present value of liabilities	—	677	—	677
Change in assumptions about future sublease income, lease termination, contractual obligations and severance	—	839	—	839
Cash payments	—	(1,014)	—	(1,014)

Balance at February 3, 2007	$—	$690	$109	$799

Store Closure Charge	155	2,906	—	3,061
Provision for present value of liabilities	—	641	—	641
Change in assumptions about future sublease income, lease termination, contractual obligations and severance	—	(627)	—	(627)
Cash payments	(97)	(36)	—	(133)

Balance at February 2, 2008	$58	$3,574	$109	$3,741

NOTE 8—DISCONTINUED OPERATIONS

        In accordance with SFAS No. 144, the Company's discontinued operations reflect the operating results for the 11 of the 31 low-return stores closed as part of the Company's long term strategic plan adopted in 2007. The remaining 20 stores operating results remain in continuing operations, as the Company believes that its remaining stores will retain the cash flows lost from the closed locations. The results for the fiscal years ended February 3, 2007 and January 28, 2006 have been reclassified to show the results of operations for the 11 closed stores in discontinued operations. Below is a summary of the results for discontinued operations:

Year ended	February 2, 2008	February 3, 2007	January 28, 2006
Merchandise Sales	$21,422	$23,213	$23,776
Service Revenue	3,988	5,093	5,279

Total Revenues	25,410	28,306	29,055
(Loss) Earnings from Discontinued Operations Before Income Taxes	$(6,064)	$6,129	$1,713

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

        Additionally, the Company has made certain reclassifications to its consolidated balance sheets to reflect the assets held for disposal and assets from discontinued operations. As of February 2, 2008, the balances reclassified to assets held for disposal were as follows:

February 2, 2008
Land	$9,976
Buildings and improvements	15,805

Total	25,781

Less accumulated depreciation and amortization	(8,863)

Total Property and Equipment—Net	$16,918

        None of the stores closed during fiscal 2007 have been sold as of February 2, 2008 and, accordingly, all remain in assets held for disposal.

        During fiscal 2006, we sold a store that we have leased back and will continue to operate for a one year period. Due to our significant continuing involvement with this store following the sale, we reclassified back into continuing operations, for all periods presented, this store's revenues and costs that had been previously reclassified into discontinued operations during the third quarter of fiscal 2005, in accordance with SFAS No. 144 and EITF 03-13.

        During fiscal 2005, the Company sold assets held for disposal for proceeds of $916, resulting in a gain of $341, which was recorded in discontinued operations on the consolidated statement of operations.

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION

        The Company's $200,000 aggregate principal amount of 7.50% Senior Subordinated Notes (the "Notes") are fully and unconditionally and joint and severally guaranteed by certain of the Company's direct and indirectly wholly-owned subsidiaries—namely, The Pep Boys Manny Moe & Jack of California, Pep Boys—Manny, Moe & Jack of Delaware, Inc., Pep Boys—Manny, Moe & Jack of Puerto Rico, Inc. and PBY Corporation, (collectively, the "Subsidiary Guarantors"). The Notes are not guaranteed by the Company's wholly owned subsidiary, Colchester Insurance Company.

        The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of February 2, 2008 and February 3, 2007 and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006 for (i) the Company ("Pep Boys") on a parent only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Subsidiary Guarantors on a combined basis including the consolidation by PBY Corporation of its wholly owned subsidiary, The Pep Boys Manny Moe & Jack of California, (iii) the subsidiary of the Company that does not guarantee the Notes, and (iv) the Company on a consolidated basis.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING BALANCE SHEET

As of February 2, 2008	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$12,208	$6,655	$2,063	$—	$20,926
Accounts receivable, net	15,580	13,854	16	—	29,450
Merchandise inventories	198,975	362,177	—	—	561,152
Prepaid expenses	21,368	17,938	18,655	(14,119)	43,842
Other	21,272	15	69,323	(13,141)	77,469
Assets held for disposal	4,991	11,927	—	—	16,918

Total Current Assets	274,394	412,566	90,057	(27,260)	749,757

Property and Equipment—at cost:
Land	67,550	139,981	12,893	(6,462)	213,962
Buildings and improvements	287,088	561,286	20,937	(10,612)	858,699
Furniture, fixtures and equipment	296,117	403,186	—	—	699,303
Construction in progress	3,445	547	—	—	3,992

	654,200	1,105,000	33,830	(17,074)	1,775,956
Less accumulated depreciation and amortization	395,673	595,602	922	2,980	995,177

Total Property and Equipment—Net	258,527	509,398	32,908	(20,054)	780,779

Investment in subsidiaries	1,646,349	—	—	(1,646,349)	—
Intercompany receivable	—	888,352	81,833	(970,185)	—
Deferred income taxes	1,403	19,372	—	—	20,775
Other	31,638	971	—	—	32,609

Total Assets	$2,212,311	$1,830,659	$204,798	$(2,663,848)	$1,583,920

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$245,414	$9	$—	$—	$245,423
Trade payable program liability	14,254	—	—	—	14,254
Accrued expenses	57,320	70,486	183,910	(19,093)	292,623
Deferred income taxes	—	8,167	—	(8,167)	—
Current maturities of long-term debt and obligations under capital leases	1,843	271	—	—	2,114

Total Current Liabilities	318,831	78,933	183,910	(27,260)	554,414

Long-term debt and obligations under capital leases, less current maturities	369,657	30,359	—	—	400,016
Other long-term liabilities	38,109	34,074	—	—	72,183
Deferred gain from sale of assets	44,817	61,832	—	(20,054)	86,595
Intercompany liabilities	970,185	—	—	(970,185)	—
Stockholders' Equity:
Common stock	68,557	2	100	(102)	68,557
Additional paid-in capital	296,074	386,857	3,900	(390,757)	296,074
Retained earnings	406,819	1,238,602	16,888	(1,255,490)	406,819
Accumulated other comprehensive loss	(14,183)	—	—	—	(14,183)
Less:
Cost of shares in treasury	227,291	—	—	—	227,291
Cost of shares in benefits trust	59,264	—	—	—	59,264

Total Stockholders' Equity	470,712	1,625,461	20,888	(1,646,349)	470,712

Total Liabilities and Stockholders' Equity	$2,212,311	$1,830,659	$204,798	$(2,663,848)	$1,583,920

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING BALANCE SHEET

As of February 3, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$13,581	$7,946	$357	$—	$21,884
Accounts receivable, net	17,377	12,205	—	—	29,582
Merchandise inventories	211,445	395,597	—	—	607,042
Prepaid expenses	24,511	13,469	20,044	(18,760)	39,264
Other	—	2,255	75,038	(6,925)	70,368

Total Current Assets	266,914	431,472	95,439	(25,685)	768,140

Property and Equipment—at cost:
Land	78,507	166,767	12,893	(6,462)	251,705
Buildings and improvements	310,952	607,948	20,937	(10,612)	929,225
Furniture, fixtures and equipment	289,005	395,037	—	—	684,042
Construction in progress	2,654	810	—	—	3,464

	681,118	1,170,562	33,830	(17,074)	1,868,436
Less accumulated depreciation and amortization	382,363	576,186	239	3,401	962,189

Total Property and Equipment—Net	298,755	594,376	33,591	(20,475)	906,247

Investment in subsidiaries	1,589,279	—	—	(1,589,279)	—
Intercompany receivable	—	684,520	81,160	(765,680)	—
Deferred income taxes	24,828	—	—	—	24,828
Other	63,843	4,141	—	—	67,984

Total Assets	$2,243,619	$1,714,509	$210,190	$(2,401,119)	$1,767,199

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$265,480	$9	$—	$—	$265,489
Trade payable program liability	13,990	—	—	—	13,990
Accrued expenses	43,815	72,692	195,321	(19,548)	292,280
Deferred income taxes	6,344	28,724	—	(6,137)	28,931
Current maturities of long-term debt and obligations under capital leases	3,490	—	—	—	3,490

Total Current Liabilities	333,119	101,425	195,321	(25,685)	604,180

Long-term debt and obligations under capital leases, less current maturities	523,735	11,296	—	—	535,031
Other long-term liabilities	53,330	27,378	—	(20,475)	60,233
Intercompany liabilities	765,680	—	—	(765,680)	—
Stockholders' Equity:
Common stock	68,557	2	100	(102)	68,557
Additional paid-in capital	289,384	386,857	3,900	(390,757)	289,384
Retained earnings	463,797	1,187,551	10,869	(1,198,420)	463,797
Accumulated other comprehensive loss	(9,380)	—	—	—	(9,380)
Less:
Cost of shares in treasury	185,339	—	—	—	185,339
Cost of shares in benefits trust	59,264	—	—	—	59,264

Total Stockholders' Equity	567,755	1,574,410	14,869	(1,589,279)	567,755

Total Liabilities and Stockholders' Equity	$2,243,619	$1,714,509	$210,190	$(2,401,119)	$1,767,199

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended February 2, 2008	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Merchandise Sales	$600,611	$1,148,967	$—	$—	$1,749,578
Service Revenue	135,110	253,387	—	—	388,497
Other Revenue	—	—	24,592	(24,592)	—

Total Revenues	735,721	1,402,354	24,592	(24,592)	2,138,075

Costs of Merchandise Sales	455,204	852,124	—	(1,376)	1,305,952
Costs of Service Revenue	116,453	229,844	—	(411)	345,886
Costs of Other Revenue	—	—	18,989	(18,989)	—

Total Costs of Revenues	571,657	1,081,968	18,989	(20,776)	1,651,838

Gross Profit from Merchandise Sales	145,407	296,843	—	1,376	443,626
Gross Profit from Service Revenue	18,657	23,543	—	411	42,611
Gross Loss from Other Revenue	—	—	5,603	(5,603)	—

Total Gross Profit	164,064	320,386	5,603	(3,816)	486,237
Selling, General and Administrative Expenses	181,225	343,093	338	(6,283)	518,373
Net Gain from Dispositions of Assets	3,095	12,056	—	—	15,151

Operating (Loss) Profit	(14,066)	(10,651)	5,265	2,467	(16,985)
Non-Operating (Expense) Income	(15,384)	133,428	2,630	(115,428)	5,246
Interest Expense (Income)	126,073	43,338	(5,157)	(112,961)	51,293

(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(155,523)	79,439	13,052	—	(63,032)
Income Tax (Benefit) Expense	(56,041)	25,881	4,566		(25,594)
Equity in Earnings of Subsidiaries	59,537	—	—	(59,537)	—

Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(39,945)	53,558	8,486	(59,537)	(37,438)
Loss From Discontinued Operations, Net of Tax	(1,094)	(2,507)	—	—	(3,601)

Net (Loss) Earnings	$(41,039)	$51,051	$8,486	$(59,537)	$(41,039)

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended February 3, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Merchandise Sales	$645,873	$1,207,204	$—	$—	$1,853,077
Service Revenue	136,102	254,676	—	—	390,778
Other Revenue	—	—	27,407	(27,407)	—

Total Revenues	781,975	1,461,880	27,407	(27,407)	2,243,855

Costs of Merchandise Sales	462,165	857,636	—	—	1,319,801
Costs of Service Revenue	124,441	233,333	—	—	357,774
Costs of Other Revenue	—	—	32,020	(32,020)	—

Total Costs of Revenues	586,606	1,090,969	32,020	(32,020)	1,677,575

Gross Profit from Merchandise Sales	183,708	349,568	—	—	533,276
Gross Profit from Service Revenue	11,661	21,343	—	—	33,004
Gross Loss from Other Revenue	—	—	(4,613)	4,613	—

Total Gross Profit (Loss)	195,369	370,911	(4,613)	4,613	566,280
Selling, General and Administrative Expenses	186,208	355,328	355	4,508	546,399
Net Gain from Dispositions of Assets	35	8,933	—	—	8,968

Operating Profit (Loss)	9,196	24,516	(4,968)	105	28,849
Non-Operating (Expense) Income	(18,282)	125,271	1,695	(101,661)	7,023
Interest Expense (Income)	107,102	49,003	(5,207)	(101,556)	49,342

(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(116,188)	100,784	1,934	—	(13,470)
Income Tax (Benefit) Expense	(41,445)	34,400	646	—	(6,399)
Equity in Earnings of Subsidiaries	71,932	—	—	(71,932)	—

Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(2,811)	66,384	1,288	(71,932)	(7,071)
Earnings From Discontinued Operations, Net of Tax	73	4,260	—	—	4,333
Cumulative Effect of Change in Accounting Principle, Net of Tax	189	—	—	—	189

Net (Loss) Earnings	$(2,549)	$70,644	$1,288	$(71,932)	$(2,549)

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended January 28, 2006	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Merchandise Sales	$635,633	$1,194,999	$—	$—	$1,830,632
Service Revenue	130,289	248,053	—	—	378,342
Other Revenue	—	—	29,500	(29,500)	—

Total Revenues	765,922	1,443,052	29,500	(29,500)	2,208,974

Costs of Merchandise Sales	469,444	891,169	—	—	1,360,613
Costs of Service Revenue	117,820	228,246		—	346,066
Costs of Other Revenue	—	—	34,188	(34,188)	—

Total Costs of Revenues	587,264	1,119,415	34,188	(34,188)	1,706,679

Gross Profit from Merchandise Sales	166,189	303,830	—	—	470,019
Gross Profit from Service Revenue	12,469	19,807	—	—	32,276
Gross Loss from Other Revenue	—	—	(4,688)	4,688	—

Total Gross Profit (Loss)	178,658	323,637	(4,688)	4,688	502,295
Selling, General and Administrative Expenses	175,633	338,952	327	4,688	519,600
Net (Loss) Gain from Dispositions of Assets	(675)	5,501	—	—	4,826

Operating Profit (Loss)	2,350	(9,814)	(5,015)	—	(12,479)
Non-Operating (Expense) Income	(18,682)	92,005	575	(70,001)	3,897
Interest Expense (Income)	88,928	33,987	(3,874)	(70,001)	49,040

(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(105,260)	48,204	(566)	—	(57,622)
Income Tax (Benefit) Expense	(37,144)	16,329	(212)	—	(21,027)
Equity in Earnings of Subsidiaries	30,793	—	—	(30,793)	—

Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(37,323)	31,875	(354)	(30,793)	(36,595)
Earnings From Discontinued Operations, Net of Tax	649	439	—	—	1,088
Cumulative Effect of Change in Accounting Principle, Net of Tax	(854)	(1,167)	—	—	(2,021)

Net (Loss) Earnings	$(37,528)	$31,147	$(354)	$(30,793)	$(37,528)

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

As of February 2, 2008	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation Elimination	Consolidated
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(41,039)	$51,051	$8,486	$(59,537)	$(41,039)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash (Used in) Provided By Continuing Operations:
Net loss (earnings) from discontinued operations	1,094	2,507	—	—	3,601
Depreciation and amortization	28,606	52,168	683	(421)	81,036
Amortization of deferred gain from asset sale	(718)	(733)	—	421	(1,030)
Accretion of asset disposal obligation	96	180	—	—	276
Stock compensation expense	9,756	—	—	—	9,756
Inventory impairment	12,413	20,390	—	—	32,803
Equity in earnings of subsidiaries	(59,537)	—	—	59,537	—
Deferred income taxes	11,550	(39,929)	192	—	(28,187)
Gain from dispositions of assets	(3,095)	(12,056)	—	—	(15,151)
Loss from asset impairment	1,772	5,427	—	—	7,199
Change in fair value of derivatives	9,268	—	—	—	9,268
Dividends received from subsidiary	2,467	—	—	(2,467)	—
Excess tax benefits from stock based awards	(1,104)	—	—	—	(1,104)
Increase in cash surrender value of life insurance policies	(4,928)	—	—	—	(4,928)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, prepaid expenses and other	(6,238)	(1,782)	6,896	(455)	(1,579)
Increase in merchandise inventories	57	13,030	—	—	13,087
Decrease in accounts payable	(20,066)	—	—	—	(20,066)
Increase (decrease) in accrued expenses	20,932	107	(11,411)	455	10,083
(Decrease) increase in other long-term liabilities	(6,265)	3,041	—	—	(3,224)

Net cash (used in) provided by continuing operations	(44,979)	93,401	4,846	(2,467)	50,801

Net cash provided by discontinued operations	659	1,324	—	—	1,983

Net Cash (Used in) Provided by Operating Activities	(44,320)	94,725	4,846	(2,467)	52,784

Cash Flows from Investing Activities:
Cash paid for property and equipment	(17,128)	(25,988)	—	—	(43,116)
Proceeds from dispositions of assets	46,907	115,805	—	—	162,712
Life insurance proceeds received	30,045	—	—	—	30,045

Net cash provided by continuing operations	59,824	89,817	—	—	149,641

Net cash (used in) discontinued operations	(108)	(271)	—	—	(379)

Net Cash Provided by Investing Activities	59,716	89,546	—	—	149,262

Cash Flows from Financing Activities:
Borrowings under line of credit agreements	231,458	338,636	—	—	570,094
Payments under line of credit agreements	(221,529)	(324,088)			(545,617)
Excess tax benefits from stock based awards	1,104	—	—	—	1,104
Borrowings on trade payable program liability	142,884	—	—	—	142,884
Payments on trade payable program liability	(142,620)	—	—	—	(142,620)
Payments for finance issuance costs	—	(85)	—	—	(85)
Proceeds from lease financing	—	4,827	—	—	4,827
Reduction of long-term debt	(165,368)	(41)	—	—	(165,409)
Payments on capital lease obligations	(286)	—	—	—	(286)
Intercompany borrowings (payments)	205,484	(204,811)	(673)	—	—
Dividends paid	(14,177)	—	(2,467)	2,467	(14,177)
Repurchase of common stock	(58,152)	—	—	—	(58,152)
Proceeds from exercise of stock options	3,652	—	—	—	3,652
Proceeds from dividend reinvestment plan	781	—	—	—	781

Net Cash (Used in) Provided by Financing Activities	(16,769)	(185,562)	(3,140)	2,467	(203,004)

Net (Decrease) Increase in Cash	(1,373)	(1,291)	1,706	—	(958)

Cash and Cash Equivalents at Beginning of Year	13,581	7,946	357	—	21,884

Cash and Cash Equivalents at End of Year	$12,208	$6,655	$2,063	$—	$20,926

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended February 3, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation Elimination	Consolidated
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(2,549)	$70,644	$1,288	$(71,932)	$(2,549)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash (Used in) Provided By Continuing Operations:
Net loss (earnings) from discontinued operations	(73)	(4,260)	—	—	(4,333)
Depreciation and amortization	31,440	56,085	240	(240)	87,525
Cumulative effect of change in accounting principle	(189)	—	—	—	(189)
Accretion of asset disposal obligation	94	172	—	—	266
Loss on defeasance of convertible debt	755	—	—	—	755
Stock compensation expense	3,051	—	—	—	3,051
Cancellation of vested stock options	(1,056)	—	—	—	(1,056)
Equity in earnings of subsidiaries	(71,932)	—	—	71,932	—
Deferred income taxes	(11,598)	(3,055)	6,337	—	(8,316)
Gain from dispositions of assets	(35)	(8,933)	—	—	(8,968)
Dividends received from subsidiaries	527	—	—	(527)	—
Loss from asset impairment	550	290	—	—	840
Change in fair value of derivatives	(5,568)	—	—	—	(5,568)
Excess tax benefits from stock based awards	(95)	—	—	—	(95)
Increase in cash surrender value of life insurance policies	(2,143)	—	—	—	(2,143)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other	24,587	7,113	(5,712)	(1,943)	24,045
Increase (decrease) in merchandise inventories	(2,061)	11,311	—	—	9,250
Increase in accounts payable	3,549	—	—	—	3,549
(Decrease) increase in accrued expenses	(7,301)	(18,154)	(151)	21,441	(4,165)
Increase (decrease) in other long-term liabilities	23,195	(1,844)	—	(19,258)	2,093

Net cash (used in) provided by continuing operations	(16,852)	109,369	2,002	(527)	93,992
Net cash used in discontinued operations	(780)	(782)	—	—	(1,562)

Net Cash (Used in) Provided by Operating Activities	(17,632)	108,587	2,002	(527)	92,430

Cash Flows from Investing Activities:
Cash paid for property and equipment	(23,547)	(25,844)	(33,830)	33,830	(49,391)
Proceeds from dispositions of assets	34,927	9,464	—	(33,830)	10,561
Proceeds from life insurance policies	(24,669)	—	—	—	(24,669)

Net cash (used in) continuing operations	(13,289)	(16,380)	(33,830)	—	(63,499)
Net cash (used in) provided by discontinued operations	(246)	6,406	—	—	6,160

Net Cash (Used in) Investing Activities	(13,535)	(9,974)	(33,830)	—	(57,339)

Cash Flows from Financing Activities:
Net borrowings under line of credit agreements	195,762	391,231	—	—	586,993
Payments under line of credit agreements	(211,960)	(423,602)	—	—	(635,562)
Excess tax benefits from stock based awards	95	—	—	—	95
Borrowings on trade payable program liability	76,713	—	—	—	76,713
Payments on trade payable program liability	(73,879)	—	—	—	(73,879)
Payments for finance issuance costs	(2,217)	—	—	—	(2,217)
Proceeds from issuance of notes	121,000	—	—	—	121,000
Reduction of long-term debt	(2,263)	—	—	—	(2,263)
Reduction of convertible debt	(119,000)	—	—	—	(119,000)
Payments on capital lease obligations	(227)	—	—	—	(227)
Intercompany borrowings (payments)	61,846	(65,249)	3,403	—	—
Dividends paid	(14,757)	—	(527)	527	(14,757)
Proceeds from exercise of stock options	722	—	—	—	722
Proceeds from dividend reinvestment plan	894	—	—	—	894

Net Cash Provided by (Used in) Financing Activities	32,729	(97,620)	2,876	527	(61,488)

Net Increase (Decrease) in Cash	1,562	993	(28,952)	—	(26,397)
Cash and Cash Equivalents at Beginning of Year	12,019	6,953	29,309	—	48,281

Cash and Cash Equivalents at End of Year	$13,581	$7,946	$357	$—	$21,884

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended January 28, 2006	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation Elimination	Consolidated
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(37,528)	$31,147	$(354)	$(30,793)	$(37,528)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash (Used in) Provided By Continuing Operations:
Net earnings from discontinued operations	(649)	(439)	—	—	(1,088)
Depreciation and amortization	29,058	49,891	—	—	78,949
Cumulative effect of change in accounting principle	854	1,167	—	—	2,021
Accretion of asset disposal obligation	24	84	—	—	108
Stock compensation expense	2,049	—	—	—	2,049
Equity in earnings of subsidiaries	(30,793)	—	—	30,793	—
Deferred income taxes	(18,604)	(8,497)	(691)	—	(27,792)
Net gain from reduction in asset retirement liability	(657)	(1,158)	—	—	(1,815)
Gain (loss) from dispositions of assets	675	(5,501)	—	—	(4,826)
Loss on impairment of assets	4,200	—	—	—	4,200
Increase in cash surrender value of life insurance policies	(3,389)	—	—	—	(3,389)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other	8,161	11,161	(3,073)	(1,083)	15,166
Increase in merchandise inventories	(3,476)	(10,056)	—	—	(13,532)
Decrease in accounts payable	(49,041)	—	—	—	(49,041)
(Decrease) increase in accrued expenses	(20,019)	2,711	16,858	(18,414)	(18,864)
(Decrease) increase in other long-term liabilities	(2,913)	176	—	19,497	16,760

Net cash (used in) provided by continuing operations	(122,048)	70,686	12,740	—	(38,622)
Net cash provided by (used in) discontinued operations	438	(203)	—	—	235

Net Cash (Used in) Provided by Operating Activities	(121,610)	70,483	12,740	—	(38,387)

Cash Flows from Investing Activities:
Cash paid for property and equipment	(16,364)	(68,927)	—	—	(85,291)
Proceeds from dispositions of assets	978	3,065	—	—	4,043
Proceeds from sales of assets held for disposal	—	6,913	—	—	6,913
Premium paid on life insurance policies	(605)	—	—	—	(605)
Proceeds from life insurance policies	24,655	—	—	—	24,655

Net cash provided by (used in) continuing operations	8,664	(58,949)	—	—	(50,285)
Net cash provided by (used in) discontinued operations	825	(563)	—	—	262

Net Cash Provided by (Used in) Investing Activities	9,489	(59,512)	—	—	(50,023)

Cash Flows from Financing Activities:
Net borrowings under line of credit agreements	213,228	414,838	—	—	628,066
Payments under line of credit agreements	(193,543)	(376,538)	—	—	(570,081)
Borrowings on trade payable program liability	107,618	—	—	—	107,618
Payments on trade payable program liability	(96,462)	—	—	—	(96,462)
Payments for finance issuance costs	(5,150)	—	—	—	(5,150)
Proceeds from issuance of notes	200,000	—	—	—	200,000
Reduction of long-term debt	(183,459)	—	—	—	(183,459)
Payments on capital lease obligations	(383)	—	—	—	(383)
Intercompany borrowings (payments)	49,475	(50,792)	1,317	—	—
Dividends paid	(14,686)	—	—	—	(14,686)
Repurchase of stock options	(15,562)				(15,562)
Proceeds from exercise of stock options	3,071	—	—	—	3,071
Proceeds from dividend reinvestment plan	961	—	—	—	961

Net Cash Provided by (Used in) Financing Activities	65,108	(12,492)	1,317	—	53,933

Net (Decrease) Increase in Cash	(47,013)	(1,521)	14,057	—	(34,477)
Cash and Cash Equivalents at Beginning of Year	59,032	8,474	15,252	—	82,758

Cash and Cash Equivalents at End of Year	$12,019	$6,953	$29,309	$—	$48,281

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

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

        The Company uses a fiscal year-end measurement date for determining benefit obligations and the fair value of plan assets of its plans.

        Pension expense includes the following:

	Year ended
	February 2, 2008	February 3, 2007	January 28, 2006
Service cost	$166	$246	$363
Interest cost	3,419	3,071	3,011
Expected return on plan assets	(2,320)	(2,176)	(2,339)
Amortization of transitional obligation	163	163	163
Amortization of prior service cost	370	360	360
Recognized actuarial loss	1,814	2,335	2,205

Net periodic benefit cost	3,612	3,999	3,763
FAS No. 88 settlement charge	—	—	568

Total Pension Expense	$3,612	$3,999	$4,331

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

        The following table sets forth the reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company's defined benefit plans:

Year ended	February 2, 2008	February 3, 2007
Measurement Date	February 2, 2008	December 31, 2006
Change in Benefit Obligation:
Benefit obligation at beginning of year	$ 57,614	$ 54,349
Service cost	166	246
Interest cost	3,419	3,071
Plan amendment	64	—
FAS 158 change in measurement date	299	—
Actuarial (gain) loss	(3,028)	1,446
Benefits paid	(2,001)	(1,498)

Benefit obligation at end of year	$ 56,533	$ 57,614

Change in Plan Assets:
Fair value of plan assets at beginning of year	$ 37,494	$ 35,292
Actual return on plan assets (net of expenses)	933	3,392
FAS 158 change in measurement date	193	—
Employer contributions	661	308
Benefits paid	(2,001)	(1,498)

Fair value of plan assets at end of year	$ 37,280	$ 37,494

Funded (Unfunded) Status at Fiscal Year End	$(19,253)

Funded (Unfunded) Status at December 31		$(20,120)

Funded (Unfunded) Status at Fiscal Year End
Funded (unfunded) status at December 31		$(20,120)
Amount contributed after measurement date		221

Funded (unfunded) status at fiscal year end		$(19,899)

Net Amounts Recognized on Consolidated Balance Sheet at Fiscal Year End
Current benefit liability (included in accrued expenses)	$ (2,865)	$ (2,950)
Noncurrent benefit liability (included in other long-term liabilities)	(16,388)	(16,949)

Net amount recognized at fiscal year end	$(19,253)	$(19,899)

Amounts Recognized in Other Comprehensive Income (Pre-Tax) at Fiscal Year End
Net loss	$ 9,671	$ 13,276
Prior service cost	1,137	1,650

Net amount recognized at fiscal year end	$ 10,808	$ 14,926

Other Comprehensive Loss Attributable to Change in Pension Liability Recognition	$ 4,118	$ 3,467
Accumulated Benefit Obligation at Fiscal Year End	53,715	54,379
Cash Flows
Employer contributions expected during fiscal 2008 and 2007	2,865	1,258

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

        The following table sets forth additional fiscal year-end information for the defined benefit portion of the Company's SERP for which the accumulated benefit obligation is in excess of plan assets:

	February 2, 2008	February 3, 2007
Projected benefit obligation	$18,369	$17,499
Accumulated benefit obligation	15,552	14,264

        The following actuarial assumptions were used by the Company to determine pension expense and to present disclosure benefit obligations:

	February 2, 2008		February 3, 2007		January 28, 2006
Weighted-Average Assumptions:
Measurement date	February 2, 2008		December 31, 2006		December 31, 2005
Discount rate	6.50%		5.90%		5.70%
Rate of compensation increase	4.00	%(1)	4.00	%(1)	4.00	%(1)
Weighted-Average Assumptions for Net Periodic Benefit Cost Development:
Discount rate	5.90%		5.70%		5.75%
Expected return on plan assets	6.30%		6.30%		6.75%
Rate of compensation expense	4.00	%(1)	4.00	%(1)	4.00	%(1)

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

        The Company selected the discount rate at February 2, 2008 to reflect a rate commensurate with a model bond portfolio with durations that match the expected payment patterns of the plans.

        Pension plan assets are stated at fair market value and are composed primarily of money market funds, stock index funds, fixed income investments with maturities of less than five years, and the Company's common stock.

        Our target asset allocation is 50% equity securities and 50% fixed income. The weighted average asset allocations by asset category are as follows:

Plan Assets	February 2, 2008	December 31, 2006
Equity securities	54%	54%
Fixed income	46%	46%

Total	100%	100%

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

        Equity securities include Pep Boys common stock in the amounts of $640 (1.7% of total plan assets) and $817 (2.2% of total plan assets) at February 2, 2008 and December 31, 2006, respectively.

        Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

2008	$4,404
2009	2,079
2010	2,213
2011	3,145
2012	2,520
2013 – 2017	17,518

  DEFINED CONTRIBUTION PLANS

        As discussed above, the SERP includes a non-qualified defined contribution portion for key employees designated by the Board of Directors. The Company's contribution expense for the defined contribution portion of the plan was $440, $603 and $560 for fiscal years 2007, 2006 and 2005, respectively.

        The Company has 401(k) savings plans, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation. The Company's savings plans' contribution expense was $3,480, $2,963 and $3,126 in fiscal 2007, 2006 and 2005, respectively.

  DEFERRED COMPENSATION PLAN

        In the first quarter of 2004, the Company adopted a non-qualified deferred compensation plan that allows its officers and certain other employees to defer up to 20% of their annual salary and 100% of their annual bonus. Additionally, the first 20% of an officer's bonus deferred into the Company's stock is matched by the Company on a one-for-one basis with the Company's stock that vests and is expensed over three years. The shares required to satisfy distributions of voluntary bonus deferrals and the accompanying match in the Company's stock are issued under the Stock Incentive Plans.

  RABBI TRUST

        The Company has accounted for the non-qualified deferred compensation plan and the SERP in accordance with EITF 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." The Company establishes and maintains a deferred liability for these plans. The Company plans to fund this liability by remitting the officers' deferrals to a Rabbi Trust where these deferrals are invested in various securities, including life insurance policies. These assets are included in non-current other assets. Accordingly, all gains and losses on these underlying investments, which are held in the Rabbi Trust to fund the deferred liability, are recognized in the Company's consolidated statement of operations. Under these plans, there were liabilities of $20,558 at February 2, 2008 and $20,761 at February 3, 2007, respectively.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

NOTE 11—EARNINGS PER SHARE

        For fiscal years 2007, 2006 and 2005, basic earnings per share are based on net earnings divided by the weighted average number of shares outstanding during the period. Adjustments for the stock options were anti-dilutive in fiscal years 2007, 2006 and 2005 and therefore excluded from the calculation due to the Company's net loss for the year. Additionally, adjustments for the convertible senior notes and purchase rights were anti-dilutive in all periods presented. During fiscal 2007, no convertible notes were outstanding.

        The following schedule presents the calculation of basic and diluted earnings per share for net loss from continuing operations:

Year ended	February 2, 2008	February 3, 2007	January 28, 2006
Net loss from continuing operations before cumulative effect of change in accounting principle	$(37,438)	$(7,071)	$(36,595)
Average number of common shares outstanding during period	52,130,000	54,318,000	54,831,000

Basic and Diluted Loss Per Share:
Net loss From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$(0.72)	$(0.13)	$(0.67)
(Loss) Earnings from Discontinued Operations, Net of Tax	(0.07)	0.08	0.02
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	(0.04)

Basic and Diluted Loss Per Share	$(0.79)	$(0.05)	$(0.69)

        For the years ended February 2, 2008, February 3, 2007 and January 28, 2006, there were 3,347,089; 2,459,618 and 4,802,970 options and restricted stock units that were not included in the computation of diluted EPS because they were antidilutive for the periods.

NOTE 12—EQUITY COMPENSATION PLANS

        The Company has a stock-based compensation plan originally approved by the stockholders on May 21, 1990 under which it has previously granted non-qualified stock options and incentive stock options to key employees and members of its Board of Directors. As of February 2, 2008, there were no awards remaining available for grant under the 1990 Plan. The Company has a stock-based compensation plan originally approved by the stockholders on June 2, 1999 under which it has previously granted and may continue to grant non-qualified stock options, incentive stock options and restricted stock units (RSUs) to key employees and members of its Board of Directors. As of February 2, 2008, there were 1,444,982 awards remaining available for grant under the 1999 Plan. The Company adopted two standalone inducement plans under which it granted non-qualified stock options and RSUs to its current President & Chief Executive Officer in order to induce him join the Company. As of February 2, 2008, there were no awards available for grant under these inducement plans.

        Incentive stock options and non-qualified stock options previously granted under the 1990 and 1999 plans (i) to non-officers, vest fully on the third anniversary of their grant date and (ii) to officers

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

(other than the current President & Chief Executive Officer), vest over a four-year period, with one-fifth vesting on each of the grant date and the next four anniversaries thereof.

        Non-qualified stock options and RSUs granted to the current President & Chief Executive Officer vest over a three-year period, with one-quarter vesting on each of the grant date and the next three anniversaries thereof.

        Generally, all options granted prior to March 3, 2004 carry an expiration date of ten years and options granted on or after March 3, 2004 carry an expiration date of seven years.

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

        The Company has also granted RSUs under the 1999 plan in conjunction with its non-qualified deferred compensation plan. Under the deferred compensation plan, the first 20% of an officer's bonus deferred into the Company's stock fund is matched by the Company on a one-for-one basis with RSUs that vest over a three-year period, with one third vesting on each of the first three anniversaries of the grant date.

        The exercise price, term and other conditions applicable to future stock option and RSU grants under the 1999 plan are generally determined by the Board of Directors; provided that the exercise price of stock options must be at least 100% of the quoted market price of the common stock on the grant date. The Company currently satisfies all share requirements resulting from RSU conversions and option exercises from its Treasury. The Company believes its Treasury share balance at February 2, 2008 is adequate to satisfy such activity during the next twelve-month period.

        The following table summarizes the options under our plans:

	Fiscal 2007
	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	2,100,832	$16.20
Granted	1,084,091	15.29
Exercised	(291,125)	11.77
Forfeited	(72,138)	17.49
Expired	(371,959)	21.70

Outstanding—end of year	2,449,701	15.50

Vested and expected to vest	2,415,378	15.49

Options exercisable at year end	1,599,506	15.56

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

        The following table summarizes information about options during the last three fiscal years (dollars in thousands except per option amount):

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Weighted average fair value at grant date per option	$5.04	$10.04	$7.66
Intrinsic value at exercise date	2,194	370	2,531

        The aggregate intrinsic value of outstanding options at February 2, 2008 was $1,244; of which $1,242 was vested. At February 2, 2008, the weighted average remaining contractual term of outstanding options and exercisable options is 4.4 years and 3.6 years. At February 2, 2008, the weighted average remaining contractual term and aggregate intrinsic value of outstanding and expected to vest options is 4.4 years and $1,244. The cash received and related tax benefit realized from options exercised during fiscal year 2007 was $3,652 and $815 respectively. At February 2, 2008, there was approximately $2,835 of total unrecognized pre-tax compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.1 years.

        The following table summarizes information about non-vested stock awards (RSUs) since February 3, 2007:

	Number of RSUs	Weighted Average Fair Value
Nonvested at February 3, 2007	358,786	$15.41
Granted	764,529	15.56
Forfeited	(65,167)	16.77
Vested	(347,203)	14.89

Nonvested at February 2, 2008	710,945	$15.58

        The following table summarizes information about RSUs during the last three fiscal years (dollars in thousands except per unit amount):

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Weighted average fair value at grant date per unit	$15.56	$13.58	$16.71
Fair value at vesting date	3,341	1,660	881
Intrinsic value at conversion date	3,773	1,075	679
Tax benefits realized from conversions	1,402	734	248

        At February 2, 2008, there was approximately $7,341 of total unrecognized pre-tax compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 3.6 years.

NOTE 13—ASSET RETIREMENT OBLIGATIONS

        At February 2, 2008, the Company has a liability pertaining to the asset retirement obligation in accrued expenses and other long-term liabilities on its consolidated balance sheet. The following is a

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

reconciliation of the beginning balance and ending carrying amounts of the Company's asset retirement obligation under SFAS 143 from January 28, 2006 through February 2, 2008:

Asset retirement obligation, January 28, 2006	$6,775
Asset retirement obligation incurred during the period	131
Asset retirement obligation settled during the period	(130)
Accretion expense	269

Asset retirement obligation, February 3, 2007	$7,045
Asset retirement obligation incurred during the period	290
Asset retirement obligation settled during the period	(273)
Accretion expense	284

Asset retirement obligation, February 2, 2008	$7,346

        In the fourth quarter of fiscal 2005, the Company reviewed and revised its estimated settlement costs. The Company reversed $1,945 of the liability as the original estimates of the contamination occurrence rate and the cost to remediate such contaminations proved to be higher than actual experience is yielding.

        The Company adopted FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of SFAS 143, "Asset Retirement Obligations" on January 28, 2006. This interpretation impacted the Company in recognition of legal obligations associated with surrendering its leased properties. These obligations were previously omitted from the Company's SFAS 143 analysis due to their uncertain timing. The impact of adopting FIN 47 was the recognition of net additional leasehold improvement assets amounting to $470, an asset retirement obligation of $3,652 and a charge of $3,182 ($2,021; net of tax), which was included in Cumulative Effect of Change in Accounting Principle in the accompanying consolidated statement of operations for fiscal year 2005.

NOTE 14—INCOME TAXES

        The (benefit) provision for income taxes includes the following:

	Year ended
	February 2, 2008	February 3, 2007	January 28, 2006
Current:
Federal	$(3,646)	$—	$—
State	654	933	1,008
Foreign	2,187	105	631
Deferred:
Federal	(20,570)	(4,745)	(20,621)
State	(3,761)	(3,007)	(1,306)
Foreign	(458)	315	(739)

	$(25,594)	$(6,399)	$(21,027)

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

NOTE 14—INCOME TAXES

        A reconciliation of the statutory federal income tax rate to the effective rate of the benefit for income taxes follows:

	Year ended
	February 2, 2008	February 3, 2007	January 28, 2006
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	3.1	(3.6)	0.9
Job credits	0.9	5.8	0.8
State deferred adjustment(a)	—	18.2	—
FIN 48 adjustment	4.2	—	—
Foreign taxes, net of federal benefits	1.0	(3.8)	—
Other, net	(3.6)	(4.1)	(0.2)

	40.6%	47.5%	36.5%

(a)
The tax rate for the year ended February 2007 includes an adjustment to the state deferred liabilities primarily due to change in the Company's filing position in certain states. Based on the new filing position, the Company has recorded certain tax attributes that were not recognized previously.

        Items that gave rise to significant portions of the deferred tax accounts are as follows:

	February 2, 2008	February 3, 2007
Deferred tax assets:
Employee compensation	$9,399	$8,227
Store closing reserves	2,388	741
Legal	2,856	2,193
Benefit accruals	3,224	1,998
Net operating loss carryforwards	20,424	46,831
Tax credit carryforwards	16,341	13,944
Accrued leases	12,515	12,937
Interest rate derivatives	4,078	1,305
Deferred gain on sale leaseback	32,280	—
Other	5,458	3,566

Gross deferred tax assets	108,963	91,742
Valuation allowance	(4,077)	(4,077)

	$104,886	$87,665

Deferred tax liabilities:
Depreciation	$36,582	$51,017
Inventories	31,490	37,544
Real estate tax	2,610	2,414
Insurance	810	793
Other	782	—

	$72,274	$91,768

Net deferred tax asset	$32,612	$—

Net deferred tax liability	$—	$4,103

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

        As of February 2, 2008 and February 3, 2007, the Company had available tax net operating losses that can be carried forward to future years. The $227,895 net operating loss carryforward in 2007 consists of $46,716 of federal losses; $180,411 of state losses and $768 of Puerto Rico losses. The federal net operating loss begins to expire in 2025 while the state net operating losses will expire in various years beginning in 2008 and the Puerto Rico losses will expire in 2014.

        The tax credit carryforward in 2007 consists of $6,541 of alternative minimum tax credits, $3,292 of work opportunity credits, $6,142 of state and Puerto Rico tax credits and $366 of charitable contribution carryforward. The tax credit carryforward in 2006 consists of $4,772 of alternative minimum tax credits, $3,021 of work opportunity credits, $5,829 of state tax credits and $322 of charitable contribution carryforward. Due to the uncertainty of the Company's ability to realize certain state tax attributes, valuation allowances of $4,077 were recorded at February 2, 2008 and February 3, 2007, respectively.

        On February 4, 2007 the Company adopted the provisions of FIN 48. In connection with the adoption, we recorded a net decrease to retained earnings of $155 and reclassified certain previously recognized deferred tax attributes as FIN 48 liabilities. The amount of unrecognized tax benefits at February 4, 2007 was $7,126 including accrued interest of $734.

        The Company and its subsidiaries file income tax returns in the U.S. federal, various states and Puerto Rico jurisdictions. The Company's U.S. federal returns for tax years 2004 and forward are subject to examination. The federal audit of tax years 2001, 2002 and 2003 was closed during the second quarter of fiscal 2007 resulting in the recognition of a $4,227 additional income tax benefit due to the lapse of the statute of limitations. The impact of this recognition remains subject to examination by the various states through fiscal 2008. State and local income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. In Puerto Rico, the 2002 through 2007 tax years are currently under examination by their respective tax authorities. The Company has various state income tax returns in the process of examination, appeals and litigation.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefit balance at February 4, 2007	$6,392
Gross increases for tax positions taken in prior years	1,550
Gross decreases for tax positions taken in prior years	(371)
Gross increases for tax positions taken in current year	503
Lapse of statute of limitations	(4,227)
Unrecognized tax benefit balance at February 2, 2008	$3,847

        The Company recognizes potential interest and penalties for unrecognized tax benefits in income tax expense and, accordingly, during fiscal year 2007, the Company recognized approximately $438 in potential interest and penalties associated with uncertain tax positions. At February 2, 2008 and February 4, 2007, the Company has recorded approximately $1,172 and $734, respectively, for the payment of interest and penalties which are excluded from the $3,847 unrecognized tax benefit noted above.

        Included in the unrecognized tax benefit of $3,847 at February 2, 2008 was $2,244 of tax benefits that, if recognized, would affect our annual effective tax rate. The Company is undergoing examinations of its tax returns in certain jurisdictions. The Company has unrecognized tax benefits of approximately

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

$2,374 for which it is reasonably possible that the amount will increase or decrease within the next twelve months. However, based on the uncertainties associated with litigation and the status of examination, it is not possible to estimate the impact of the change.

NOTE 15—CONTINGENCIES

        During the fourth quarter of 2006 and the first quarter of 2007, the Company was served with four separate lawsuits brought by former associates employed in California, each of which lawsuits purports to be a class action on behalf of all current and former California store associates. One or more of the lawsuits claim that the plaintiff was not paid for (i) overtime, (ii) accrued vacation time, (iii) all time worked (i.e. "off the clock" work) and/or (iv) late or missed meal periods or rest breaks. The plaintiffs also allege that the Company violated certain record keeping requirements arising out of the foregoing alleged violations. The lawsuits (i) claim these alleged practices are unfair business practices, (ii) request back pay, restitution, penalties, interest and attorney fees and (iii) request that the Company be enjoined from committing further unfair business practices. During the third quarter of 2007, the Company reached a settlement in principle regarding the accrued vacation time claims (which is scheduled to be considered by the court for final approval on May 5, 2008). The Company continues to vigorously defend the remaining claims.

        The Company is also party to various other actions and claims arising in the normal course of business.

        The Company believes that amounts accrued for awards or assessments in connection with all such matters, which amounts were increased by $6,250 in fiscal 2007, are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While the Company does not believe that the amount of such excess loss could be material to the Company's financial position, any such loss could have a material adverse effect on the Company's results of operations in the period(s) during which the underlying matters are resolved.

NOTE 16—INTEREST RATE SWAP AGREEMENT

        On June 3, 2003, the Company entered into an interest rate swap for a notional amount of $130,000. The Company had designated the swap as a cash flow hedge of the Company's real estate operating lease payments. The interest rate swap converts the variable LIBOR portion of the lease payment to a fixed rate of 2.90% and terminates on July 1, 2008. If the critical terms of the interest rate swap or hedge item do not change, the interest rate swap is considered to be highly effective with all changes in fair value included in other comprehensive income. As of February 2, 2008 and February 3, 2007, the fair value was an asset of $22 and $4,150, respectively, recorded within other long-term assets on the balance sheet. In the fourth quarter of fiscal 2006, the Company determined it was not in compliance with SFAS No. 133 for hedge accounting and, accordingly, recorded a reduction of rent expense, which is included in Costs of Merchandise and Costs of Service Revenues, for the cumulative fair value change of $4,150. This change in fair value had previously been recorded in Accumulated Other Comprehensive Income (Loss) on the consolidated balance sheets. The Company evaluated the impact of this error, along with three other errors discussed in the next sentence, on an annual and quarterly basis and concluded there was no material impact on the fourth quarter of fiscal

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

2006 or any historical periods, on an individual or aggregate basis. The three other errors consisted of: (i) $3,700 of amortization expense on leasehold improvements classified in land and therefore not depreciated, (ii) $500 of understated closed store reserves and (iii) $400 of an overstated accrual for non-qualified defined contributions. The Company corrected these errors in the fourth quarter of fiscal 2006, resulting in no material impact to the consolidated financial statements. The Company has removed its designation as a cash flow hedge on this transaction and records the change in fair value through its operating statement until the date of termination.

        On November 2, 2006, the Company entered into an interest rate swap for a notional amount of $200,000. The Company has designated the swap a cash flow hedge on the first $200,000 of the Company's $320,000 senior secured notes. The interest rate swap converts the variable LIBOR portion of the interest payments to a fixed rate of 5.036% and terminates in October 2013. The Company did not meet the documentation requirements of SFAS No. 133, at inception or as of February 3, 2007 and, accordingly, recorded the increase in the fair value of the interest rate swap of $1,490 as a reduction to Interest Expense during fiscal 2006. The Company documented that the swap met the requirements of SFAS No. 133 for hedge accounting on April 9, 2007 and prospectively records the effective portion of the change in fair value through Accumulated Other Comprehensive Loss. During the period from February 4, 2007 through April 8, 2007, a $974 expense was recorded in interest expense for the change in fair value of this swap.

        On November 27, 2007, the Company sold the land and buildings for 34 owned properties to an independent third party. The Company used $162,558 of the net proceeds from such transaction to prepay a portion of the Senior Secured Term Loan facility which eliminated a portion of the future interest payments hedged by the November 2, 2006 interest rate swap. The Company concluded that it was not probable that those future interest payments would occur. In accordance with SFAS No. 133, the Company discontinued hedge accounting for the unmatched portion of the November 2, 2006 swap and reclassified a $2,259 pre-tax loss applicable to the unmatched portion of the $200,000 interest rate swap from other comprehensive income to interest expense. On November 27, 2007, the Company re-designated $145,000 notional amount of the $200,000 interest rate swap as a cash flow hedge to fully match the future interest payments under the Senior Secured Notes. As a result, all future changes in this interest rate swap's fair value that has been re-designated as a hedge will be recorded to Accumulated Other Comprehensive Loss. From the period of November 27, 2007 through February 1, 2008, the Company incurred interest expense of $1,907 for changes in fair value related to the $55,000 unmatched portion of this swap. On February 1, 2008, the Company recorded $4,539 within accrued expenses to reduce the notional amount of the interest rate swap to $145,000 from the original $200,000 amount. The $4,539 was paid on February 4, 2008. The fair value of the swap was a net $10,985 payable recorded within other long-term liabilities on the balance sheet at February 2, 2008 and a net $1,372 receivable recorded within other long-term assets on the balance sheet at February 3, 2007.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

NOTE 17—FAIR VALUE OF FINANCIAL INSTRUMENTS

        The estimated fair values of the Company's financial instruments are as follows:

	February 2, 2008		February 3, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$20,926	$20,926	$21,884	$21,884
Accounts receivable	29,450	29,450	29,582	29,582
Interest rate swap derivatives	22	22	5,522	5,522
Liabilities:
Accounts payable	245,423	245,423	265,489	265,489
Interest rate swap derivatives	10,985	10,985	—	—
Long-term debt including current maturities	402,130	381,347	538,521	530,721

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

        The fair value estimates presented herein are based on pertinent information available to management as of February 2, 2008 and February 3, 2007. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from amounts presented herein.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)

						Net (Loss) Earnings Per Share From Continuing Operations Before Cumulative Effect of Change in Accounting Principle
				Net (Loss) Earnings From Continuing Operations Before Cumulative Effect of Change in Accounting Principle
								Net (Loss) Earnings Per Share			Market Price Per Share
			Operating (Loss) Profit		Net (Loss) Earnings					Cash Dividends Per Share
	Total Revenues	Gross Profit				Basic	Diluted	Basic	Diluted		High	Low
Year Ended February 2, 2008
4th Quarter(1)	$517,639	$99,006	$(13,544)	$(18,505)	$(20,403)	$(0.36)	$(0.36)	$(0.40)	$(0.40)	$0.0675	$15.14	$8.25
3rd Quarter	528,761	97,926	(36,139)	(25,926)	(27,990)	(0.50)	(0.50)	(0.54)	(0.54)	0.0675	17.97	13.50
2nd Quarter	552,092	148,716	16,860	3,948	4,179	0.08	0.08	0.08	0.08	0.0675	22.49	15.90
1st Quarter	539,583	140,589	15,838	3,050	3,175	0.06	0.06	0.06	0.06	0.0675	19.93	14.73
Year Ended February 3, 2007
4th Quarter	$578,950	$148,834	$18,150	$7,936	$7,716	$0.15	$0.15	$0.14	$0.14	$0.0675	$16.05	$12.48
3rd Quarter	543,923	136,289	(1,592)	(10,881)	(10,914)	(0.20)	(0.20)	(0.20)	(0.20)	0.0675	14.58	9.33
2nd Quarter	571,312	143,622	5,297	(2,993)	1,352	(0.06)	(0.05)	0.03	0.03	0.0675	14.96	10.66
1st Quarter	549,668	137,533	6,990	(1,117)	(703)	(0.02)	(0.02)	(0.01)	(0.01)	0.0675	16.55	14.05

(1)
During the fourth quarter of fiscal 2007, the Company incurred charges for the closure of 31 stores, which is described more fully in Note 7—Store Closures and Asset Impairments and Note 8—Discontinued Operations. In addition, the Company sold the land and buildings for 34 owned properties to an independent third party, which is described more fully in Note 5—Lease and Other Commitments.

        The Company reclassified prior quarter amounts to reflect the 11 closed stores reported as discontinued operations. Accordingly, all amounts below represent the reclassification from the line item listed within continuing operations to discontinued operations. Below are the changes from the Company's previously reported, quarterly results:

					Net (Loss) Earnings Per Share From Continuing Operations Before Cumulative Effect of Change in Accounting Principle
				Net (Loss) Earnings From Continuing Operations Before Cumulative Effect of Change in Accounting Principle
	Total Revenues	Gross Profit	Operating (Loss) Profit
Changes from Published Results					Basic	Diluted
Year Ended February 2, 2008
3rd Quarter	$(6,615)	$2,318	$3,310	$2,215	$0.04	$0.04
2nd Quarter	(6,797)	(1,422)	(418)	(248)	—	—
1st Quarter	(6,430)	(1,203)	(241)	(170)	—	—
Year Ended February 3, 2007
4th Quarter	$(7,196)	$(1,249)	$10	$(174)	$—
3rd Quarter	(6,926)	(1,404)	(243)	(168)	—	—
2nd Quarter	(7,253)	(1,480)	(6,692)	(4,463)	(0.09)	(0.08)
1st Quarter	(6,933)	(1,345)	(252)	(250)	—	—

        Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not equal per share amounts reported for year-to-date periods due to rounding each period.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2008, February 3, 2007 and January 28, 2006

(dollar amounts in thousands, except share data)

NOTE 19—SUBSEQUENT EVENTS

        On March 25, 2008, the Company consummated a sale and leaseback transaction on 18 properties for an aggregate purchase price of $63.6 million. These properties have been leased back to be operated as Pep Boys stores for a term of 15 years, with four 5-year renewal options. The proceeds from the sale were used to repay indebtedness.

        On April 10, 2008, the Company consummated a sale-leaseback transaction on 23 properties for an aggregate purchase price of $74.3 million. These properties have been leased back to be operated as Pep Boys stores for a term of 15 years, with four 5-year options. The proceeds from the sale are expected to be used to repay indebtedness.

        On April 23, 2008, the Company announced the appointment of Michael R. Odell, former Chief Operating Officer, as interim Chief Executive Officer. Mr. Odell succeeds Jeffrey C. Rachor who resigned on April 23, 2008.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE

        None.

ITEM 9A    CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures    The Company's management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures mean the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in its reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that the Company communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of the Company's disclosure controls and procedures, as of the end of the period covered by this report, the Company's principal executive officer and principal financial officer concluded that, as of such date, the Company's disclosure controls and procedures were not effective at the reasonable assurance level, solely due to the fact that there was a material weakness in our internal control over financial reporting (which is a subset of disclosure controls and procedures) as described below.

        During the second quarter of fiscal 2007, the Company determined it had a material weakness in its internal control over financial reporting related to preparation and review of the Company's supplemental guarantor information note and condensed consolidated statements of cash flows presentation.

        During the third quarter of fiscal 2007, the Company discovered that the impairment charge related to the store closure portion of its five-year strategic plan should be recorded in the third quarter instead of the fourth quarter as initially concluded. This resulted in the delayed filing with the SEC of the Company's Quarterly Report on Form 10-Q. The Company considered this error in conjunction with the material weakness described above and concluded that the Company continued to have, in the aggregate, a material weakness in the financial close and reporting process as of the end of third quarter of fiscal 2007.

        Since the conclusion of the second quarter of fiscal 2007, the Company has continued to implement changes designed to enhance the effectiveness of its financial close and reporting process including (i) hiring staff and providing additional accounting research resources, (ii) improving process documentation and (iii) improving the review process by more senior accounting personnel. However, as of February 2, 2008, the Company believes that its ongoing efforts to hire and train additional staff are not yet complete as evidenced, in part, by the Company's delayed filing of this Annual Report on Form 10-K due to an error in the Company's analyses and documentation supporting the realizability of the Company's net deferred tax asset. Accordingly, the Company cannot provide its constituents with reasonable assurance that the material weakness in the financial close and reporting process has been remediated.

        Other than these changes, the Company made no other changes to its internal control over financial reporting for the quarter ended February 2, 2008.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of The Pep Boys-Manny, Moe and Jack (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        The Company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        As of February 2, 2008, management assessed the effectiveness of the Company's internal control over financial reporting as of February 2, 2008 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company's internal control over financial reporting as of February 2, 2008 was not effective due to a material weakness in the design and operating effectiveness of the Company's controls over the financial close and reporting process. This material weakness, originally determined in the second quarter of fiscal 2007, resulted in errors in our supplemental guarantor information note and statements of cash flows presentation, for which previously issued annual and interim financial statements were restated, an error in the recording of our third quarter fiscal 2007 impairment charge for our store closures and an error in its analyses and documentation supporting the realizability of the Company's net deferred tax asset included in the annual financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report, which is included on page 84 herein, on the Company's internal control over financial reporting as of February 2, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pep Boys—Manny, Moe & Jack
Philadelphia, Pennsylvania

        We have audited The Pep Boys—Manny, Moe & Jack and subsidiaries' (the "Company's") internal control over financial reporting as of February 2, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in the Company's controls over the financial close and reporting process has been identified and included in management's assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the fiscal year ended February 2, 2008, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

        In our opinion, because of the effects of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended February 2, 2008 of the Company and our report, dated April 30, 2008, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph relating to the Company's adoption of Financial Accounting Standards Board Interpretation ("FIN") 48, Accounting for Uncertainty in Income Taxes, as of February 4, 2007.

Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 30, 2008

ITEM 9B    OTHER INFORMATION

        None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The material contained in the registrant's definitive proxy statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year (the "Proxy Statement"), under the captions "—Nominees for Election", "—Corporate Governance" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" is hereby incorporated herein by reference.

        The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I of this Form 10-K, in accordance with General Instruction G (3).

        The Company has adopted a Code of Ethics applicable to all of its associates including its executive officers. The Code of Ethics, together with any amendments thereto or waivers thereof, are posted on the Company's website www.pepboys.com under the "Investor Relations—Corporate Governance" section.

        In addition, the Board of Directors Code of Conduct and the charters of our audit, human resources and nominating and governance committees may also be found under the "Investor Relations—Corporate Governance" section of our website. As required by the New York Stock Exchange (NYSE), promptly following our 2007 Annual Meeting, our President & CEO certified to the NYSE that he was not aware of any violation by Pep Boys of NYSE corporate governance listing standards. Copies of our corporate governance materials are available free of charge from our investor relations department. Please call 215-430-9720 or write Pep Boys, Investor Relations, 3111 West Allegheny Avenue, Philadelphia, PA 19132.

ITEM 11    EXECUTIVE COMPENSATION

        The material in the Proxy Statement under the captions "—How are Directors Compensated?", "—Director Compensation Table" and "EXECUTIVE COMPENSATION" other than the material under "—Compensation Committee Report" is hereby incorporated herein by reference.

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

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The material in the Proxy Statement under the caption "—Certain Relationships and Related Transactions" and "—Corporate Governance" is hereby incorporated herein by reference.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The material in the Proxy Statement under the caption "—Registered Public Accounting Firm's Fees" is hereby incorporated herein by reference.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:

Page
1. The following consolidated financial statements of The Pep Boys—Manny, Moe & Jack are included in Item 8
Report of Independent Registered Public Accounting Firm	34
Consolidated Balance Sheets—February 2, 2008 and February 2, 2007	35
Consolidated Statements of Operations—Years ended February 2, 2008, February 3, 2007 and January 28, 2006	36
Consolidated Statements of Stockholders' Equity—Years ended February 2, 2008, February 3, 2007 and January 28, 2006	37
Consolidated Statements of Cash Flows—Years ended February 2, 2008, February 3, 2007 and January 28, 2006	38
Notes to Consolidated Financial Statements	39
2. The following consolidated financial statement schedule of The Pep Boys—Manny, Moe & Jack is included
Schedule II Valuation and Qualifying Accounts and Reserves	94
All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.
3. Exhibits

(3.1)	Amended and Restated Articles of Incorporation	Incorporated by reference from the Company's Form 8-K dated December 20, 2007.
(3.2)	By-Laws, as amended	Incorporated by reference from the Registration Statement on Form S-3 (File No. 33-39225).
(3.3)	Amendment to By-Laws (Declassification of Board of Directors)	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 29, 2000.
(4.1)	Indenture, dated December 14, 2004, between the Company and Wachovia Bank, National Association, as trustee, including form of security.	Incorporated by reference from the Company's Form 8-K dated December 15, 2004.
(4.2)	Supplemental Indenture, dated December 14, 2004, between the Company and Wachovia Bank, National Association, as trustee.	Incorporated by reference from the Company's Form 8-K dated December 15, 2004.
(4.3)	Dividend Reinvestment and Stock Purchase Plan dated January 4, 1990	Incorporated by reference from the Registration Statement on Form S-3 (File No. 33-32857).
(10.1)*	Medical Reimbursement Plan of the Company	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 31, 1982.
(10.2)*	Directors' Deferred Compensation Plan, as amended	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 30, 1988.
(10.3)*	Form of Employment Agreement (Change of Control) between the Company and certain officers of the Company.	Incorporated by reference from the Company's Form 10-Q for the quarter ended October 31, 1998.
(10.4)*	Form of Non-Competition Agreement between the Company and certain officers of the Company.	Incorporated by reference from the Company's Form 8-K filed on February 10, 2006.
(10.5)*	Employment Agreement dated March 13, 2007 between the Company and Jeffrey C. Rachor.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 3, 2007.
(10.6)*	The Pep Boys—Manny, Moe and Jack 1990 Stock Incentive Plan—Amended and Restated as of March 26, 2001.	Incorporated by reference from the Company's Form 10-K for the year ended February 1, 2003.
(10.7)*	The Pep Boys—Manny, Moe and Jack 1999 Stock Incentive Plan—amended and restated as of September 15, 2005.	Incorporated by reference from the Company's Form 10-Q for the quarter ended October 29, 2005.

(10.8)*	The Pep Boys—Manny, Moe & Jack Pension Plan—Amended and Restated as of September 10, 2001.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 1, 2003
(10.9)*	The Pep Boys-Manny, Moe & Jack Pension Plan Amendment 2005-1	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 3, 2007.
(10.10)*	Long-Term Disability Salary Continuation Plan amended and restated as of March 26, 2002.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 1, 2003.
(10.11)*	Amendment and restatement as of September 3, 2002 of The Pep Boys Savings Plan.	Incorporated by reference from the Company's Form 10-Q for the quarter ended November 2, 2002.
(10.12)*	The Pep Boys Savings Plan Amendment 2004-1	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 31, 2004.
(10.13)*	The Pep Boys Savings Plan Amendment 2005-1	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 3, 2007.
(10.14)*	The Pep Boys Savings Plan Amendment 2007-1	Incorporated by reference from the Company's Form 10-Q for the quarter ended August 4, 2007.
(10.15)*	Amendment and restatement as of September 3, 2002 of The Pep Boys Savings Plan—Puerto Rico.	Incorporated by reference from the Company's Form 10-Q for the quarter ended November 2, 2002.
(10.16)*	The Pep Boys Deferred Compensation Plan	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 31, 2004.
(10.17)*	The Pep Boys Annual Incentive Bonus Plan (amended and restated as of December 9, 2003)	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 31, 2004.
(10.18)*	Amendment to and Restatement of the Executive Supplemental Pension Plan, effective as of January 31, 2004.	Incorporated by reference from The Company's Form 10-Q for the quarter ended May 1, 2004.
(10.19)*	Flexible Employee Benefits Trust	Incorporated by reference from the Company's Form 8-K filed May 6, 1994.
(10.20)*	The Pep Boys Grantor Trust Agreement	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 3, 2007.

(10.21)	Second Amended and Restated Loan and Security Agreement, dated June 29, 2007, by and among the Company, Wachovia Bank, National Association, as Agent and other thereto.	Incorporated by reference from the Company's Form 8K dated July 2, 2007.
(10.22)
	Participation Agreement, dated as of August 1, 2003, among the Company, Wachovia Development Corporation, as the Borrower and the Lessor, the Lenders and Wachovia Bank, National Association, as Agent for the Lenders and the Secured Parties.	Incorporated by reference from the Company's Form 10-Q for the quarter ended August 2, 2003.
(10.23)	Amended and Restated Lease Agreement, dated as of August 1, 2003, between Wachovia Development Corporation, as Lessor, and the Company.	Incorporated by reference from the Company's Form 10-Q for the quarter ended August 2, 2003.
(10.24)	Master Lease Agreement, dated October 18, 2004, between the Company and with RBS Lombard, Inc.	Incorporated by reference from the Company's Form 8-K dated October 19, 2004.
(10.25)	Amended and Restated Credit Agreement, dated October 27, 2006, among the Company, Wachovia Bank, National Association, as Administrative Agent, and the other parties thereto.	Incorporated by reference from the Company's Form 8-K filed October 30, 2006.
(10.26)
	First Amendment dated February 15, 2007 to Amended and Restated Credit Agreement, dated October 27, 2006, among the Company, Wachovia Bank, National Association, as Administrative Agent, and the other parties thereto.	Incorporated by reference from the Company's Form 8-K filed February 16, 2007.
(10.27)	Confirmed Receivables Secured Program Agreement, dates as of June 29, 2007, between the Company and JP Morgan Chase Bank, National Association	Incorporated by reference from the Company's Form 8-K dated July 2, 2007.
(10.28)	Confirmed Receivables Secured Program Agreement, dated as of June 29, 2007, between the Company and JP Morgan Chase Bank, National Association	Incorporated by reference from the Company's Form 8-K dated July 2, 2007.
(12.00)	Computation of Ratio of Earnings to Fixed Charges
(21)	Subsidiaries of the Company	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 3, 2007.
(23)	Consent of Independent Registered Public Accounting Firm
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	None

*
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report of Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEP BOYS—MANNY, MOE & JACK (REGISTRANT)
DATED: APRIL 30, 2008	By:	/s/ HARRY F. YANOWITZ Harry F. Yanowitz Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ MICHAEL R. ODELL Michael R. Odell	Interim Chief Executive Officer (Principal Executive Officer)	April 30, 2008
/s/ HARRY F. YANOWITZ Harry F. Yanowitz	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 30, 2008
/s/ BERNARD K. MCELROY Bernard K. McElroy	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	April 30, 2008
/s/ WILLIAM LEONARD William Leonard	Chairman of the Board	April 30, 2008
/s/ M. SHÂN ATKINS M. Shân Atkins	Director	April 30, 2008
/s/ PETER A. BASSI Peter A. Bassi	Director	April 30, 2008
/s/ ROBERT H. HOTZ Robert H. Hotz	Director	April 30, 2008
/s/ THOMAS R. HUDSON JR. Thomas R. Hudson Jr.	Director	April 30, 2008
/s/ JAMES A. MITAROTONDA James A. Mitarotonda	Director	April 30, 2008
/s/ DR. IRVIN D. REID Dr. Irvin D. Reid	Director	April 30, 2008
/s/ JANE SCACCETTI Jane Scaccetti	Director	April 30, 2008
/s/ JOHN T. SWEETWOOD John T. Sweetwood	Director	April 30, 2008
/s/ NICK WHITE Nick White	Director	April 30, 2008
/s/ JAMES A. WILLIAMS James A. Williams	Director	April 30, 2008

FINANCIAL STATEMENT SCHEDULES FURNISHED PURSUANT TO THE REQUIREMENTS OF
FORM 10-K

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions(1)	Balance at End of Period
	(in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended February 2, 2008	$1,505	$2,420	$—	$1,988	$1,937
Year Ended February 3, 2007	$1,188	$2,317	$—	$2,000	$1,505
Year Ended January 28, 2006	$1,030	$1,733	$—	$1,575	$1,188

(1)
Uncollectible accounts written off.

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(2)	Deductions(3)	Balance at End of Period
	(in thousands)
SALES RETURNS AND ALLOWANCES:
Year Ended February 2, 2008	$1,296	$—	$95,239	$95,303	$1,232
Year Ended February 3, 2007	$1,726	$—	$91,644	$92,074	$1,296
Year Ended January 28, 2006	$1,459	$—	$96,010	$95,743	$1,726

(2)
Additions charged to merchandise sales.

(3)
Actual returns and allowance

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  ITEM 1 BUSINESS
NUMBER OF STORES AT END OF FISCAL YEARS 2003 THROUGH 2007
  ITEM 1A RISK FACTORS
  ITEM 1B UNRESOLVED STAFF COMMENTS
  ITEM 2 PROPERTIES
  ITEM 3 LEGAL PROCEEDINGS
  ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6 SELECTED FINANCIAL DATA
  ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS The Pep Boys—Manny, Moe & Jack and Subsidiaries (dollar amounts in thousands, except share data)
CONSOLIDATED STATEMENTS OF OPERATIONS The Pep Boys—Manny, Moe & Jack and Subsidiaries (dollar amounts in thousands, except share data)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY The Pep Boys—Manny, Moe & Jack and Subsidiaries (dollar amounts in thousands, except share data)
CONSOLIDATED STATEMENTS OF CASH FLOWS The Pep Boys—Manny, Moe & Jack and Subsidiaries (dollar amounts in thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
  ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A CONTROLS AND PROCEDURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART III
  ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11 EXECUTIVE COMPENSATION
  ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
FINANCIAL STATEMENT SCHEDULES FURNISHED PURSUANT TO THE REQUIREMENTS OF FORM 10-K THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES