Form 10-Q
period 2008-05-03
PEP BOYS MANNY MOE & JACK
filed 2008-06-11
CIK 77449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of May 30, 2008 there were 51,797,703 shares of the registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

UNAUDITED

	May 3, 2008	February 2, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$87,277	$20,926
Accounts receivable, less allowance for uncollectible accounts of $2,299 and $1,937	30,726	29,450
Merchandise inventories	561,439	561,152
Prepaid expenses	39,601	43,842
Other	65,411	77,469
Assets held for disposal	16,592	16,918
Total Current Assets	801,046	749,757

Property and Equipment – Net	705,557	780,779
Deferred income taxes	27,332	20,775
Other	30,756	32,609
Total Assets	$1,564,691	$1,583,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$230,185	$245,423
Trade payable program liability	19,020	14,254
Accrued expenses	282,322	292,623
Current maturities of long-term debt and obligations under capital leases	2,278	2,114
Total Current Liabilities	533,805	554,414

Long-term debt and obligations under capital leases, less current maturities	341,317	400,016
Other long-term liabilities	70,032	72,183
Deferred gain from asset sales	146,062	86,595
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, par value $1 per share:
Authorized 500,000,000 shares; Issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	296,715	296,074
Retained earnings	406,819	406,819
Accumulated other comprehensive loss	(12,486)	(14,183)
Less cost of shares in treasury – 14,582,741 shares and 14,609,094 shares	226,866	227,291
Less cost of shares in benefits trust - 2,195,270 shares	59,264	59,264
Total Stockholders’ Equity	473,475	470,712
Total Liabilities and Stockholders’ Equity	$1,564,691	$1,583,920

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN RETAINED EARNINGS

(dollar amounts in thousands, except per share amounts)
UNAUDITED

Thirteen weeks ended	May 3, 2008	May 5, 2007
Merchandise Sales	$403,334	$439,794
Service Revenue	94,709	99,789
Total Revenues	498,043	539,583
Costs of Merchandise Sales	285,923	311,530
Costs of Service Revenue	84,154	87,464
Total Costs of Revenues	370,077	398,994
Gross Profit from Merchandise Sales	117,411	128,264
Gross Profit from Service Revenue	10,555	12,325
Total Gross Profit	127,966	140,589
Selling, General and Administrative Expenses	119,015	127,110
Net Gain from Dispositions of Assets	5,531	2,359
Operating Profit	14,482	15,838
Non-operating Income	330	1,905
Interest Expense	5,427	12,656
Earnings From Continuing Operations Before Income Taxes	9,385	5,087
Income Tax Expense	4,094	2,036
Net Earnings From Continuing Operations	5,291	3,051
(Loss) Gain From Discontinued Operations, Net of Tax	(619)	124
Net Earnings	4,672	3,175

Retained Earnings, beginning of period	406,819	463,797
Cumulative effect adjustment for adoption of EITF 06-10, net of tax	(1,165)	—
Cumulative effect adjustment for adoption of FIN 48	—	(155)
Cash Dividends	(3,495)	(3,581)
Effect of Stock Options	(12)	(479)
Retained Earnings, end of period	$406,819	$462,757

Basic Earnings Per Share:

Net Earnings from Continuing Operations	$0.10	$0.06
Discontinued Operations, Net of Tax	(0.01)	—
Basic Earnings Per Share	$0.09	$0.06

Diluted Earnings Per Share:

Net Earnings from Continuing Operations	$0.10	$0.06
Discontinued Operations, Net of Tax	(0.01)	—
Diluted Earnings Per Share	$0.09	$0.06

Cash Dividends Per Share	$0.0675	$0.0675

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

UNAUDITED

Thirteen weeks ended	May 3, 2008	May 5, 2007
Cash Flows from Operating Activities:
Net Earnings	$4,672	$3,175
Adjustments to reconcile net earnings to net cash used in continuing operations:
Net loss (earnings) from discontinued operations	619	(124)
Depreciation and amortization	19,019	20,884
Amortization of deferred gain from asset sales	(1,825)	—
Accretion of asset disposal obligation	93	64
Stock compensation expense	1,322	4,390
Gain on debt retirement	(2,883)	—
Deferred income taxes	1,437	1,642
Gain from dispositions of assets & insurance recoveries	(5,531)	(3,719)
Loss from asset impairment	370	—
Change in fair value of derivatives	69	1,802
Excess tax benefits from stock based awards	—	(301)
Increase (decrease) in cash surrender value of life insurance policies	979	(534)
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable, prepaid expenses and other	7,586	10,178
Increase in merchandise inventories	(287)	(11,772)
Decrease in accounts payable	(15,238)	(32,617)
Decrease in accrued expenses	(12,281)	(2,257)
(Decrease) increase in other long-term liabilities	(2,394)	1,075
Net cash used in continuing operations	(4,273)	(8,114)
Net cash (used in) provided by discontinued operations	(58)	307
Net Cash Used in Operating Activities	(4,331)	(7,807)

Cash Flows from Investing Activities:
Cash paid for property and equipment	(6,942)	(11,525)
Proceeds from dispositions of assets	132,090	—
Net cash provided by (used in) continuing operations	125,148	(11,525)
Net cash used in discontinued operations	—	(85)
Net Cash Provided by (Used in) Investing Activities	125,148	(11,610)

Cash Flows from Financing Activities:
Borrowings under line of credit agreements	97,909	207,505
Payments under line of credit agreements	(139,332)	(117,900)
Excess tax benefits from stock based awards	—	301
Borrowings on trade payable program liability	27,222	17,461
Payments on trade payable program liability	(22,456)	(17,405)
Payment for finance issuance cost	(93)	—
Proceeds from lease financing	4,676	—
Reduction of long-term debt	(18,856)	(808)
Payments on capital lease obligations	(49)	(83)
Dividends paid	(3,495)	(3,581)
Repurchase of common stock	—	(58,152)
Proceeds from exercise of stock options	8	773
Proceeds from dividend reinvestment plan	—	203
Net Cash (Used in) Provided by Financing Activities	(54,466)	28,314
Net Increase in Cash and Cash Equivalents	66,351	8,897
Cash and Cash Equivalents at Beginning of Period	20,926	21,884
Cash and Cash Equivalents at End of Period	$87,277	$30,781

Cash paid for interest, net of amounts capitalized	$3,994	$7,770
Supplemental Disclosure of Cash Flow Information:
Non-cash investing activities:
Accrued purchases of property and equipment	$3,689	$2,804

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar Amounts in Thousands)

NOTE 1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of May 3, 2008, the condensed consolidated statements of operations and changes in retained earnings for the thirteen week periods ended May 3, 2008 and May 5, 2007 and the condensed consolidated statements of cash flows for the thirteen week periods ended May 3, 2008 and May 5, 2007 are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at May 3, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements.” It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008. The results of operations for the thirteen weeks ended May 3, 2008 are not necessarily indicative of the operating results for the full year.

Our fiscal year ends on the Saturday nearest January 31. Accordingly, references to fiscal 2007, fiscal 2008 and fiscal 2009 refer to the years ended February 2, 2008; January 31, 2009 and January 30, 2010.

NOTE 2. New Accounting Standards

Adopted:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines the term fair value, establishes a framework for measuring it within generally accepted accounting principles and expands disclosures about its measurements. The Company adopted SFAS 157 on February 3, 2008.  This adoption did not have a material effect on the Company’s financial statements.  Fair value disclosures are provided in Note 16.

In March 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue Number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, although early adoption is permitted. On February 3, 2008, the Company adopted EITF 06-10, which resulted in a $1,855 pretax charge to retained earnings for its only existing collateral assignment split-dollar life insurance arrangement for a former CEO, who retired in fiscal 2003.

In June 2007, the FASB ratified EITF Issue Number 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS No. 123(R), “Share-Based Payment,” and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified non-vested equity shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective prospectively for the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. On February 3, 2008, the Company adopted EITF 06-11, which did not have a material impact on its consolidated financial statements.

To be adopted:

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interests in the acquired entity; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Costs of the acquisition will be recognized separately from the business combination. SFAS No. 141R applies prospectively, except for taxes, to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial condition, results of operations or cash flows.

In February 2008, the FASB issued Staff Position No. FAS 157-2 (FSP No.157-2), “Effective Date of FASB Statement No. 157,” that defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities.  SFAS 157 is effective for certain nonfinancial assets and nonfinancial liabilities for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact SFAS No. 157 will have on its consolidated financial statements beginning in fiscal 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact SFAS No. 161 will have on its consolidated financial statements.

NOTE 3. Accounting for Stock-Based Compensation

The Company has stock-based compensation plans, under which it grants stock options and restricted stock units to key employees and members of its Board of Directors.

In accordance with SFAS No. 123(R), the Company recognizes compensation expense on a straight-line basis over the vesting period. A summary of total compensation expense and associated income benefit recognized related to stock-based compensation is as follows:

	Thirteen Weeks Ended
(dollar amount in thousands)	May 3, 2008	May 5, 2007
Compensation expense	$1,322	$4,390
Income tax benefit	$491	$1,631

Stock Options

During the first quarter ended May 3, 2008, the Company granted 315,800 stock options with a weighted average grant date fair value of $3.55.  In the first quarter of fiscal 2007, the Company issued 1,052,367 stock options with a weighted average grant date fair value of $5.09.  The following table summarizes the options under the Company’s plan:

Number of Shares
Outstanding — February 3, 2008	2,449,701
Granted	315,800
Exercised	(1,250)
Forfeited	(620,167)
Expired	(339,300)
Outstanding — May 3, 2008	1,804,784

Expected volatility is based on historical volatilities for a time period similar to that of the expected term. In estimating the expected term of the options, the Company has utilized the “simplified method” allowable under the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 107, “Share-Based Payment,” for the quarter ended May 5, 2007 and changed to an actual experience method during the quarter ended May 3, 2008.  The risk-free rate is based on the U.S. treasury yield curve for issues with a remaining term equal to the expected term. The fair value of each option granted during thirteen weeks ended May 3, 2008 and May 5, 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	May 3, 2008	May 5, 2007
Dividend yield	2.90%	1.80%
Expected volatility	45.43%	39.41%
Risk-free interest rate range:
High	2.86%	4.37%
Low	2.69%	4.27%
Ranges of expected lives in years	4 - 5	4 - 5

Restricted Stock Units

During the first quarter ended May 3, 2008, the Company issued 237,021 restricted stock units with a weighted average grant date fair value of $11.50.  In the first quarter of fiscal 2007, the Company issued 630,300 restricted stock units with a weighted average grant date fair value of $15.26.   The following table summarizes the units under the Company’s plan:

Number of Shares
Nonvested — February 3, 2008	710,945
Granted	237,021
Forfeited	(348,291)
Vested	(194,358)
Nonvested — May 3, 2008	405,317

NOTE 4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been  $554,920 and $555,188 as of May 3, 2008 and February 2, 2008, respectively. Inventory levels have shown immaterial decreases in the current quarter and the Company anticipates no LIFO layer liquidations for the fiscal year ended January 31, 2009.

The Company provides for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program.

The Company also provides for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company records a provision when less than full credit is expected from a vendor or when market is lower than recorded costs. These provisions are revised, if necessary, on a quarterly basis for adequacy. The Company’s inventory is recorded net of provisions for these matters which were $11,008 at May 3, 2008 and $11,167 at February 2, 2008.

During the third quarter of fiscal 2007, the Company recorded a $32,803 inventory write-down for the discontinuance and planned exit of certain non-core merchandise adopted as one of the initial steps in the Company’s five-year strategic plan. The write-down reduced the carrying value of the discontinued merchandise from $74,080 to $41,277. The carrying value of the discontinued merchandise will be evaluated quarterly as compared to the estimated sell through that was utilized in determining the impairment. The inventory impairment was recorded in cost of merchandise sales on the consolidated statement of operations. The carrying value of the discontinued merchandise was $1,992 at May 3, 2008 and $8,612 at February 2, 2008.

NOTE 5. Property and Equipment

The Company’s property and equipment as of May 3, 2008 and February 2, 2008, respectively, are as follows:

(dollar amounts in thousands)	May 3, 2008	February 2, 2008

Property and Equipment - at cost:
Land	$186,072	$213,962
Buildings and improvements	799,456	858,699
Furniture, fixtures and equipment	676,115	699,303
Construction in progress	2,516	3,992
	1,664,159	1,775,956
Less accumulated depreciation and amortization	958,602	995,177
Total Property and Equipment - Net	$705,557	$780,779

NOTE 6. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on February 4, 2007. In connection with the adoption, the Company recorded a net decrease to retained earnings of $155 and reclassified certain previously recognized deferred tax attributes as FIN 48 liabilities. The amount of unrecognized tax benefits at February 4, 2007 was $7,126 of which $2,216 would impact the Company’s tax rate, if recognized. As of May 3, 2008, included in the unrecognized tax benefits of $3,926 was $2,295 of tax benefits that, if recognized, would affect our annual effective tax rate.  The Company is undergoing examinations of our tax returns in certain jurisdictions.  The Company has liabilities for uncertain tax positions of approximately $2,388 for which it is reasonably possible that the amount will increase or decrease within the next twelve months.  However, based on the uncertainties associated with settlements and the status of examination, it is not possible to estimate the impact of the change.

The Company recognizes potential interest and penalties for unrecognized tax benefits in income tax expense and, accordingly, during the thirteen weeks ended May 3, 2008 the Company recognized a benefit of approximately $98 in potential interest and penalties associated with uncertain tax positions. At May 3, 2008 and May 5, 2007, the Company has recorded approximately $1,074 and $760, respectively, for the payment of interest and penalties.

The Company files U.S., state and Puerto Rico income tax returns in jurisdictions with varying statutes of limitations.  The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities.  The Company and its subsidiaries have various state income tax returns in the process of examination, appeals and settlement.  In Puerto Rico, the 2001 through 2007 tax years generally remain subject to examination by their respective tax authorities.

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. To the extent the Company believes that recovery is not more likely than not, a valuation allowance must be established. In this regard when determining whether or not a valuation allowance should be established, the Company considers various tax planning strategies, including potential real estate transactions, as future taxable income.  As of May 3, 2008, the Company had valuation allowances for these matters of $3,428 and at February 2, 2008 a valuation allowance of $4,077.

Under FAS 109, the Company is required to project the deferred tax effects of expected year-end temporary differences.  Based on the projections, as of January 31, 2009 the Company will not have any federal net operating loss carryforwards, and will have $71,728 of state net operating loss carryforwards and $1,331 of Puerto Rico net operating loss carryforwards.  As of February 2, 2008, the Company had $46,716 of federal net operating loss carryforwards, $180,411 of state net operating loss carryforwards and $768 of Puerto Rico net operating loss carryforwards.  The state net operating loss carryforwards will expire in various years beginning in 2008 and the Puerto Rico net operating loss carryforwards will expire in various years beginning in 2014.

NOTE 7. Discontinued Operations

In the third quarter of fiscal 2007, the Company adopted its long-term strategic plan. One of the initial steps in this plan was the identification of 31 low-return stores for closure. The Company is accounting for these store closures in accordance with the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, discontinued operations for all periods presented reflect the operating results for 11 of the 31 closed stores because the Company does not believe that the customers of these stores are likely to become customers of other Pep Boys stores due to geographical considerations. The operating results for the other 20 closed stores are included in continuing operations because the Company believes that the customers of these stores are likely to become customers of other Pep Boys stores that are in close proximity.  Below is a summary of these stores’ operations for the thirteen weeks ended May 3, 2008 and May 5, 2007:

	Thirteen Weeks Ended
(dollar amounts in thousands)	May 3, 2008	May 5, 2007

Revenues in discontinued operations
Merchandise Sales	$—	$5,241
Service Revenue	—	1,189
Total revenues, discontinued operations	$—	$6,430

(Loss) gain from discontinued operations, before income taxes	$(988)	$177

Additionally, the Company has classified certain assets as assets held for disposal on its balance sheets.  As of May 3, 2008 and February 2, 2008, the net book values of these assets were as follows:

(dollar amounts in thousands)	May 3, 2008	February 2, 2008

Land	$9,976	$9,976
Buildings and improvements	15,479	15,805
	25,455	25,781
Less accumulated depreciation and amortization	(8,863)	(8,863)
Assets held for disposal	$16,592	$16,918

None of the stores closed during fiscal 2007 have been sold as of May 3, 2008 and, accordingly, all remain in assets held for disposal.

The following details the reserve balances as of May 3, 2008.  The reserve includes remaining rent on leases net of sublease income, other contractual obligations associated with leased properties and employee severance.

(dollar amount in thousands)	Severance	Lease Expenses	Other Costs and Contractual Obligations	Total
Balance at February 2, 2008	$58	$3,574	$109	$3,741
Provision for present value of liabilities	—	191	—	191
Change in assumptions about future sublease income, lease termination, contractual obligations and severance	—	244	—	244
Cash payments	(58)	(756)	—	(814)
Balance at May 3, 2008	$—	$3,253	$109	$3,362

NOTE 8. Pension and Savings Plan

Pension expense includes the following:

	Thirteen weeks ended
(dollar amounts in thousands)	May 3, 2008	May 5, 2007

Service cost	$43	$51
Interest cost	885	836
Expected return on plan assets	(615)	(587)
Amortization of transitional obligation	41	41
Amortization of prior service cost	92	91
Amortization of net loss	303	488
Net periodic benefit cost	$749	$920

The Company has a qualified defined benefit pension plan with accrued benefits frozen at December 31, 1996. The Company makes contributions to this plan in accordance with the requirements of ERISA. The Company does not anticipate making a contribution to this plan during fiscal 2008.

The Company has an unfunded, non-qualified Executive Supplemental Retirement Plan (SERP) defined benefit plan that was closed to new participants on January 31, 2004. As of May 3, 2008, the Company contributed $654 of an anticipated $2,865 contribution during fiscal 2008 to this plan.

The Company has a non-qualified SERP defined contribution plan for key employees who were designated by the Board of Directors after January 31, 2004. The Company’s contribution expense for the defined contribution portion of the plan was approximately $105 and $212 for the thirteen weeks ended May 3, 2008, and May 5, 2007, respectively.

The Company has two 401(k) savings plans, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation. The Company’s savings plans’ contribution expense was approximately $1,052 and $976 for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.

NOTE 9.  Sale-Leaseback

On March 25, 2008, the Company sold 18 owned properties to an independent third party. Net proceeds from this sale were $62,542. Concurrent with the sale, the Company entered into agreements to lease the properties back from the purchaser over a minimum lease term of 15 years. The Company classified these leases as operating leases. The two master leases have an initial term of 15 years with four five-year renewal options. The leases have yearly incremental rental increases that are 1.5% of the prior years rentals.  These leases result in approximately $82,000 in future minimum rental payments during the initial non-cancelable lease term. The second through the fourth renewal options are at fair market rents. A $9 gain on the sale of these properties was recognized immediately upon execution of the sale and a $26,809 gain was deferred. The deferred gain is being recognized over 15 years.

On April 10, 2008, the Company sold 23 owned properties to an independent third party. Net proceeds from this sale were $72,977. Concurrent with the sale, the Company entered into agreements to lease the properties back from the purchaser over a minimum lease term of 15 years. The Company classified 22 of these leases as operating leases. The leases have an initial term of 15 years with four five-year renewal options. The leases have yearly incremental rental increases that are 1.5% of the prior years rentals. These leases result in approximately $92,000 in future minimum rental payments during the initial non-cancelable lease term. The second through the fourth renewal options are at fair market rents. A $5,522 gain on the sale of these properties was recognized immediately upon execution of the sale and a $34,483 gain was deferred. The deferred gain is being recognized over 15 years. The Company has continuing involvement in one property and has recorded the $4,583 proceeds, net of execution costs, included in the total proceeds of $72,977, as a debt borrowing and as a financing activity in the Statement of Cash Flows. Accordingly, the Company continues to reflect the property on its balance sheet in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”

During the first quarter of fiscal 2008, the Company recognized $1,338 in Cost of Merchandise Sales and $487 in Costs of Service Revenue of the deferred gain generated from sale-leaseback transactions.

Of the 562 store locations operated by the Company at May 3, 2008, 234 are owned and 328 are leased.

NOTE 10. Debt and Financing Arrangements

(dollar amounts in thousands)	May 3, 2008	February 2, 2008
7.50% Senior Subordinated Notes, due December 2014	$179,035	$200,000
Senior Secured Term Loan, due October 2013	154,261	154,652
Other notes payable, 8.0%	—	248
Lease financing obligations, payable through October 2022	9,328	4,786
Capital lease obligations payable through October 2009	349	399
Line of credit agreement, through December 2009	622	42,045
	343,595	402,130
Less current maturities	2,278	2,114
Long-term debt and obligations under capital leases, less current maturities	$341,317	$400,016

On February 15, 2007, the Company amended its Senior Secured Term Loan to reduce the interest rate from London Interbank Offered Rate (LIBOR) plus 2.75% to LIBOR plus 2.00%.

The Company used the proceeds from its March 25, 2008 sale-leaseback transaction to repay $49,915 then drawn on the line of credit and to repurchase $20,965 principal amount of 7.50% Senior Subordinated Notes for $18,082.  The gain on retirement of debt is included in interest expense.

The Company used the proceeds from its April 10, 2008 sale-leaseback transaction to purchase $66,739 in short-term securities, classified as cash and cash equivalents.

As part of the April 10, 2008 sale-leaseback transaction, the Company determined that it has continuing involvement in one property and has recorded the $4,583 proceeds, net of execution costs, as a debt borrowing and continues to reflect the property on its balance sheet in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”

The Company had $184,918 of availability under the line of credit agreement on May 3, 2008.

On May 9, 2008, the Company repurchased $4,500 principal amount of its 7.50% Senior Subordinated Notes for $4,058.

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

Components of the reserve for warranty costs for the thirteen-week period ended May 3, 2008 and May 5, 2007 were as follows:

	13 Weeks Ended	13 Weeks Ended
(dollar amounts in thousands)	May 3, 2008	May 5, 2007
Beginning Balance	$247	$645

Additions related to current period sales	2,230	2,576

Warranty costs incurred in current period	(2,013)	(2,750)

Ending Balance	$464	$471

NOTE 12.  Earnings Per Share

		Thirteen Weeks Ended
(dollar amounts in thousands, except per share amounts)		May 3, 2008	May 5, 2007

(a)	Net Earnings From Continuing Operations	$5,291	$3,051

	Discontinued Operations, Net of Tax	(619)	124

	Net Income	$4,672	$3,175

(b)	Basic average number of common shares outstanding during period	52,063	53,122

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	107	512

(c)	Diluted average number of common shares assumed outstanding during period	52,170	53,634

	Basic Earnings per Share:
	Net Earnings From Continuing Operations (a/b)	$0.10	$0.06
	Discontinued Operations, Net of Tax	(0.01)	—
	Basic Earnings per Share	$0.09	$0.06

	Diluted Earnings per Share:
	Net Earnings From Continuing Operations (a/c)	$0.10	$0.06
	Discontinued Operations, Net of Tax	(0.01)	—
	Diluted Earnings per Share	$0.09	$0.06

At May 3, 2008 and May 5, 2007, respectively, there were 2,210,000 and 3,363,000 outstanding options and restricted stock units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total numbers of such shares excluded from the diluted earnings per share calculation are 1,729,000 and 1,138,000 for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.

NOTE 13. Supplemental Guarantor Information

The Company’s 7.50% Senior Subordinated Notes (the “Notes”) are fully and unconditionally and joint and severally guaranteed by certain of the Company’s direct and indirectly wholly-owned subsidiaries - namely, The Pep Boys Manny Moe & Jack of California, Pep Boys - Manny, Moe & Jack of Delaware, Inc., Pep Boys — Manny, Moe & Jack of Puerto Rico, Inc. and PBY Corporation, (collectively, the “Subsidiary Guarantors”). The Notes are not guaranteed by the Company’s wholly owned subsidiary, Colchester Insurance Company.

 The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of May 3, 2008 and February 2, 2008 and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for the thirteen weeks ended May 3, 2008 and May 5, 2007 for (i) the Company (“Pep Boys”) on a parent only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Subsidiary Guarantors on a combined basis including the consolidation by PBY Corporation of its wholly owned subsidiary, The Pep Boys Manny Moe & Jack of California, (iii) the subsidiary of the Company that does not guarantee the Notes, and (iv) the Company on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

As of May 3, 2008	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$77,568	$7,411	$2,298	$—	$87,277
Accounts receivable, net	16,003	14,723	—	—	30,726
Merchandise inventories	191,345	370,094	—	—	561,439
Prepaid expenses	25,807	13,013	14,111	(13,330)	39,601
Other	12,829	10	65,489	(12,917)	65,411
Assets held for sale	4,989	11,603	—	—	16,592
Total Current Assets	328,541	416,854	81,898	(26,247)	801,046

Property and Equipment—Net of accumulated depreciation and amortization	234,559	458,222	32,737	(19,961)	705,557
Investment in subsidiaries	1,664,863	—	—	(1,664,863)	—
Intercompany receivable	—	971,432	77,305	(1,048,737)	—
Deferred income taxes	3,605	23,727	—	—	27,332
Other	30,158	598	—	—	30,756
Total Assets	$2,261,726	$1,870,833	$191,940	$(2,759,808)	$1,564,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$230,176	$9	$—	$—	$230,185
Trade payable program liability	19,020	—	—	—	19,020
Accrued expenses	51,798	85,918	170,853	(26,247)	282,322
Current maturities of long-term debt and obligations under capital leases	2,039	239	—	—	2,278
Total Current Liabilities	303,033	86,166	170,853	(26,247)	533,805
Long-term debt and obligations under capital leases, less current maturities	336,454	4,863	—	—	341,317
Other long-term liabilities	35,553	34,479	—	—	70,032
Deferred gain from asset sales	64,474	101,549	—	(19,961)	146,062
Intercompany liabilities	1,048,737	—	—	(1,048,737)	—
Stockholders’ Equity	473,475	1,643,776	21,087	(1,664,863)	473,475
Total Liabilities and Stockholders’ Equity	$2,261,726	$1,870,833	$191,940	$(2,759,808)	$1,564,691

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

As of February 2, 2008	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$12,208	$6,655	$2,063	$—	$20,926
Accounts receivable, net	15,580	13,854	16	—	29,450
Merchandise inventories	198,975	362,177	—	—	561,152
Prepaid expenses	21,368	17,938	18,655	(14,119)	43,842
Other	21,272	15	69,323	(13,141)	77,469
Assets held for disposal	4,991	11,927	—	—	16,918
Total Current Assets	274,394	412,566	90,057	(27,260)	749,757

Property and Equipment—Net of accumulated depreciation and amortization	258,527	509,398	32,908	(20,054)	780,779
Investment in subsidiaries	1,646,349	—	—	(1,646,349)	—
Intercompany receivable	—	888,352	81,833	(970,185)	—
Deferred income taxes	1,403	19,372	—	—	20,775
Other	31,638	971	—	—	32,609
Total Assets	$2,212,311	$1,830,659	$204,798	$(2,663,848)	$1,583,920
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$245,414	$9	$—	$—	$245,423
Trade payable program liability	14,254	—	—	—	14,254
Accrued expenses	57,320	70,486	183,910	(19,093)	292,623
Deferred income taxes	—	8,167	—	(8,167)	—
Current maturities of long-term debt and obligations under capital leases	1,843	271	—	—	2,114
Total Current Liabilities	318,831	78,933	183,910	(27,260)	554,414
Long-term debt and obligations under capital leases, less current maturities	369,657	30,359	—	—	400,016
Other long-term liabilities	38,109	34,074	—	—	72,183
Deferred gain on sale of assets	44,817	61,832	—	(20,054)	86,595
Intercompany liabilities	970,185	—	—	(970,185)	—
Stockholders’ Equity	470,712	1,625,461	20,888	(1,646,349)	470,712
Total Liabilities and Stockholders’ Equity	$2,212,311	$1,830,659	$204,798	$(2,663,848)	$1,583,920

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(dollars in thousands)

(unaudited)

Thirteen weeks ended May 3, 2008	Pep Boys	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidation / Elimination	Consolidated

Merchandise Sales	$138,613	$264,721	$—	$—	$403,334
Service Revenue	33,373	61,336	—	—	94,709
Other Revenue	—	—	5,667	(5,667)	—
Total Revenues	171,986	326,057	5,667	(5,667)	498,043
Costs of Merchandise Sales	98,334	187,997	—	(408)	285,923
Costs of Service Revenue	28,614	55,578	—	(38)	84,154
Costs of Other Revenue	—	—	5,806	(5,806)	—
Total Costs of Revenues	126,948	243,575	5,806	(6,252)	370,077
Gross Profit from Merchandise Sales	40,279	76,724	—	408	117,411
Gross Profit from Service Revenue	4,759	5,758	—	38	10,555
Gross Loss from Other Revenue	—	—	(139)	139	—
Total Gross Profit (Loss)	45,038	82,482	(139)	585	127,966
Selling, General and Administrative Expenses	42,453	76,504	90	(32)	119,015
Net Gain from Dispositions of Assets	556	4,975	—	—	5,531
Operating Profit (Loss)	3,141	10,953	(229)	617	14,482
Non-Operating (Expense) Income	(4,104)	28,475	648	(24,689)	330
Interest Expense (Income)	23,836	6,710	(1,047)	(24,072)	5,427
(Loss) Earnings from Continuing Operations Before Income Taxes	(24,799)	32,718	1,466	—	9,385
Income Tax (Benefit) Expense	(10,473)	13,917	650		4,094
Equity in Earnings of Subsidiaries	19,131	—	—	(19,131)	—
Net Earnings from Continuing Operations	4,805	18,801	816	(19,131)	5,291
Loss From Discontinued Operations, Net of Tax	(133)	(486)	—	—	(619)
Net Earnings	$4,672	$18,315	$816	$(19,131)	$4,672

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(dollars in thousands)

(unaudited)

Thirteen weeks ended May 5, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated

Merchandise Sales	$152,591	$287,203	$—	$—	$439,794
Service Revenue	35,147	64,642	—	—	99,789
Other Revenue	—	—	6,260	(6,260)	—
Total Revenues	187,738	351,845	6,260	(6,260)	539,583
Costs of Merchandise Sales	108,283	203,247	—	—	311,530
Costs of Service Revenue	29,681	57,783	—	—	87,464
Costs of Other Revenue	—	—	5,566	(5,566)	—
Total Costs of Revenues	137,964	261,030	5,566	(5,566)	398,994
Gross Profit from Merchandise Sales	44,308	83,956	—	—	128,264
Gross Profit from Service Revenue	5,466	6,859	—	—	12,325
Gross Profit from Other Revenue	—	—	694	(694)	—
Total Gross Profit	49,774	90,815	694	(694)	140,589
Selling, General and Administrative Expenses	41,974	85,982	86	(932)	127,110
Net Gain (Loss) from Dispositions of Assets	2,367	(8)	—	—	2,359
Operating Profit	10,167	4,825	608	238	15,838
Non-Operating (Expense) Income	(3,901)	33,719	640	(28,553)	1,905
Interest Expense (Income)	31,913	10,383	(1,325)	(28,315)	12,656
(Loss) Earnings from Continuing Operations Before Income Taxes	(25,647)	28,161	2,573	—	5,087
Income Tax (Benefit) Expense	(18,650)	19,665	1,021	—	2,036
Equity in Earnings of Subsidiaries	10,145	—	—	(10,145)	—
Net Earnings from Continuing Operations	3,148	8,496	1,552	(10,145)	3,051
Income From Discontinued Operations, Net of Tax	27	97	—	—	124
Net Earnings	$3,175	$8,593	$1,552	$(10,145)	$3,175

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

Thirteen weeks ended May 3, 2008	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Cash Flows from Operating Activities:
Net Earnings	$4,672	$18,315	$816	$(19,131)	$4,672

Adjustments to Reconcile Net Earnings to Net Cash (Used in) Provided by Continuing Operations:	(12,417)	7,291	281	18,514	13,669
Changes in operating assets and liabilities	(16,535)	(1,306)	(4,773)	—	(22,614)

Net cash (used in) provided by continuing operations	(24,280)	24,300	(3,676)	(617)	(4,273)

Net cash (used in) provided by discontinued operations	(70)	12	—	—	(58)

Net Cash (Used in) Provided by Operating Activities	(24,350)	24,312	(3,676)	(617)	(4,331)

Net Cash Provided by Investing Activities	39,255	85,893	—	—	125,148

Net Cash Provided by (Used in) Financing Activities	50,455	(109,449)	3,911	617	(54,466)
Net Increase in Cash and Cash Equivalents	65,360	756	235	—	66,351
Cash and Cash Equivalents at Beginning of Year	12,208	6,655	2,063	—	20,926
Cash and Cash Equivalents at End of Year	$77,568	$7,411	$2,298	$—	$87,277

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

Thirteen weeks ended May 5, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidation / Elimination	Consolidated
Cash Flows from Operating Activities:
Net Earnings	$3,175	$8,593	$1,552	$(10,145)	$3,175
Adjustments to Reconcile Net Earnings to Net Cash (Used in) Provided By Continuing Operations:	3,610	10,478	539	9,477	24,104
Changes in operating assets and liabilities	(59,878)	25,513	(1,079)	51	(35,393)
Net cash (used in) provided by continuing operations	(53,093)	44,584	1,012	(617)	(8,114)
Net cash provided by discontinued operations	60	247	—	—	307
Net Cash (Used in) Provided by Operating Activities	(53,033)	44,831	1,012	(617)	(7,807)

Net Cash Used in Investing Activities	(1,737)	(9,788)	—	—	(11,525)
Net cash used in discontinued operations	(21)	(64)	—	—	(85)
Net Cash Used in Investing Activities	(1,758)	(9,852)	—	—	(11,610)

Net Cash Provided by (Used in) Financing Activities	55,196	(29,953)	2,454	617	28,314
Net Increase in Cash and Cash Equivalents	405	5,026	3,466	—	8,897
Cash and Cash Equivalents at Beginning of Year	13,581	7,946	357	—	21,884
Cash and Cash Equivalents at End of Year	$13,986	$12,972	$3,823	$—	$30,781

NOTE 14. Commitments and Contingencies

During the fourth quarter of 2006 and the first quarter of 2007, the Company was served with four separate lawsuits brought by former associates employed in California, each of which lawsuits purports to be a class action on behalf of all current and former California store associates. One or more of the lawsuits claim that the plaintiff was not paid for (i) overtime, (ii) accrued vacation time, (iii) all time worked (i.e. “off the clock” work) and/or (iv) late or missed meal periods or rest breaks. The plaintiffs also allege that the Company violated certain record keeping requirements arising out of the foregoing alleged violations. The lawsuits (i) claim these alleged practices are unfair business practices, (ii) request back pay, restitution, penalties, interest and attorney fees and (iii) request that the Company be enjoined from committing further unfair business practices.  The initial accrued vacation time claims were filed in California state court and subsequently removed by the Company to Federal court on jurisdictional grounds.  During the third quarter of 2007, the Company reached a settlement in principle regarding the accrued vacation time claims, which was subject to court approval.  Following the Federal court approval hearing on May 5, 2008, the Federal court reversed its earlier finding of proper Federal jurisdiction and remanded the case back to California state court.  While the Company has appealed this ruling, it is also negotiating with the plaintiffs to restructure the previously agreed to settlement in principle for the purpose of submitting such settlement to the California state court for approval.  On May 8, 2008, the Company reached a settlement in principle with respect to the remaining purported class action claims, which is subject to court approval.

The Company is also party to various other actions and claims arising in the normal course of business.

The Company believes that amounts accrued for awards or assessments in connection with all such matters, which amounts were increased by $1,900 in the first quarter of fiscal 2008, are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position.  However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated.  While the Company does not believe that the amount of such excess loss could be material to the Company’s financial position, any such loss could have a material adverse effect on the Company’s results of operations in the period(s) during which the underlying matters are resolved.

The Company has a contractual obligation to purchase, on or before August 1, 2008, 29 properties that the Company currently rents under a master operating lease.  The Company believes that the market value of these properties exceeds their $116,318 purchase price and is currently evaluating its options to fund such purchase through sale-leasebacks or other financing transactions.

NOTE 15. Other Comprehensive Income and Accumulated Other Comprehensive Loss

Following are the components of comprehensive income:

	Thirteen weeks ended
	May 3,	May 5,
(dollar amounts in thousands)	2008	2007

Net earnings	$4,672	$3,175

Other comprehensive income (loss), net of tax:
Defined benefit plan adjustment	274	—
Derivative financial instrument adjustments (1)	1,423	(916)

Comprehensive income	$6,369	$2,259

The components of Accumulated Other Comprehensive Loss are:

	May 3,	February 2,
(dollar amounts in thousands)	2008	2008

Derivative financial instrument adjustment, net of tax	$3,885	$2,462

Defined benefit plan adjustment, net of tax	(16,371)	(16,645)

Accumulated Other Comprehensive Loss	$(12,486)	$(14,183)

(1)                                Of the net $2,196 increase in fair value during the thirteen weeks ended May 3, 2008, $2,265 ($1,423 net of tax) is included in Accumulated Other Comprehensive Loss on the condensed consolidated balance sheet and a $69 expense was recorded through the condensed consolidated statement of operations.

NOTE 16.  Fair Value Measurements

The Company adopted SFAS No. 157, (as impacted by FSP Nos. 157-1 and 157-2) effective February 3, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.

Under SFAS No. 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

Effective February 3, 2008, the application of fair value under SFAS No. 157 (as amended by FSP Nos. 157-1 and 157-2) related to the Company’s long-term investments and interest rate swap agreements. These items were previously, and will continue to be, recorded at fair value at each balance sheet date. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities.

Long-term investments:

Long-term investments consist principally of U.S. Treasury securities which are valued at quoted market prices. The Company considers its long-term investments to be valued using Level 1 measurements.

Derivative liability:

The Company has interest rate swaps which are within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company values the swaps using observable market data to discount projected cash flows and for credit risk adjustments. The Company considers these to be Level 2 measurements.

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis.

	Fair Value	Fair Value Measurements
(dollar amounts in thousands)	at	Using Inputs Considered as
Description	May 3, 2008	Level 1	Level 2	Level 3
Assets:
Other long-term assets
Long-term investments	$7,511	$7,511

Liabilities:
Other long-term liabilities
Derivative liability	$8,767		$8,767

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

During the quarter ended May 3, 2008, the Company had no significant measurements of assets or liabilities at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition. As indicated in Note 1, the aspects of SFAS No. 157 for which the effective date for the Company was deferred under FSP No. 157-2 until January 1, 2009 relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below should be read in conjunction with (i) the condensed consolidated interim financial statements and the notes to such financial statements included elsewhere in this Form10-Q and (ii) the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

OVERVIEW

The Pep Boys - Manny, Moe & Jack is a leader in the automotive aftermarket with 562 stores located throughout 35 states and Puerto Rico. All of our stores feature the nationally-recognized Pep Boys brand name, established through more than 80 years of providing high-quality automotive merchandise and services, and are company-owned, ensuring chain-wide consistency for our customers. We are the only national chain offering automotive service, accessories, tires and parts under one roof, positioning us to achieve our goal of becoming the automotive solutions provider of choice for the value-oriented customer.

For the thirteen weeks ended May 3, 2008, our comparable sales (sales generated by locations in operation during the same period) decreased by 5.6% compared to a decrease of 2.3% for the thirteen weeks ended May 5, 2007. This decrease in comparable sales was comprised of a 6.2% decrease in comparable merchandise sales and a 2.9% decrease in comparable service revenue. Merchandise sales were negatively affected by the discontinuance and planned exit of certain non-core automotive merchandise adopted as one of the initial steps in the Company’s five-year strategic plan. In addition, both lines of revenue were affected by decreasing customer count.

Our net earnings for the first quarter of 2008 were $4,672,000, $1,497,000 higher than the $3,175,000 of earnings reported in the first quarter of 2007. This increase in profitability was the result of a focus on more profitable sales and service (higher gross margin), expense control initiatives resulting in lower Selling, General and Administrative expenses, reduced interest expense and increased gains on sale of assets resulting primarily from our sale-leaseback transactions and the use of those proceeds to reduce outstanding borrowings.

The following discussion explains the significant developments affecting our financial condition and material changes in our results of operations for the thirteen weeks ended May 3, 2008. We strongly recommend that you read the audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

LIQUIDITY AND CAPITAL RESOURCES — May 3, 2008

Our cash requirements arise principally from the purchase of inventory, capital expenditures related to existing stores, offices and distribution centers, debt service and contractual obligations (including real estate leases).

Capital expenditures for the thirteen weeks ended May 3, 2008 were primarily for store maintenance capital expenditures. During the thirteen weeks ended May 3, 2008, we invested approximately $8,646,000 in property and equipment versus $10,453,000 invested in the first quarter of fiscal 2007. We estimate that capital expenditures related to existing stores, warehouses and offices during fiscal 2008 will be approximately $50,000,000, including $35,000,000 of maintenance capital expenditures.

Our expectation during the remainder of fiscal 2008 is for our inventory levels to remain comparable to the levels achieved in the first quarter of 2008.

During the first quarter of fiscal 2008, the Company completed two separate sale-leaseback transactions.  The proceeds from these transactions were used to repay $49,915,000 of our then drawn revolving line of credit agreement, to repurchase $20,965,000 principal amount of our 7.50% Senior Subordinated Notes for $18,082,000 and $783,000 for other transaction related obligations.  The remaining proceeds of $66,739,000 were invested in cash and cash equivalents.  During the remaining nine months of fiscal 2008, the Company has $1,511,000 of debt service maturing.  As of May 3, 2008, there was excess availability on its line of credit of $184,918,000.  The Company always looks to improve its financing and will do so as opportunities become available.

On or before August 1, 2008, we are obligated to purchase 29 properties that we currently rent under a master operating lease.  We believe that the market value of these properties exceeds their $116,318,000 purchase price.  The Company is currently evaluating its financing options for this obligation including a sale-leaseback transaction or the use of existing cash and credit facilities.

We anticipate that available cash balances, cash provided by operating activities, our existing line of credit and future access to the capital markets will exceed our expected cash requirements in fiscal 2008.

Working Capital increased from $195,343,000 at February 2, 2008 to $267,241,000 at May 3, 2008. At May 3, 2008, we had stockholders’ equity of $473,475,000 and long-term debt, net of current maturities, of $341,317,000. Our long-term debt was approximately 42% of our total capitalization at May 3, 2008 and 46% at February 2, 2008.

DISCONTINUED OPERATIONS

In the third quarter of fiscal 2007, we adopted our long-term strategic plan. One of the initial steps in this plan was the identification of 31 low-return stores for closure. We are accounting for these store closures in accordance with the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).  In accordance with SFAS No. 144, our discontinued operations for all periods presented reflect the operating results for 11 of the 31 closed stores because we do not believe that the customers of these stores are likely to become customers of other Pep Boys stores due to geographical considerations. The operating results for the other 20 closed stores are included in continuing operations because we believe that the customers of these stores are likely to become customers of other Pep Boys stores that are in close proximity.

RESULTS OF OPERATIONS

The following table presents for the periods indicated certain items in the condensed consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

					Percentage
	Percentage of Total Revenues				Change
	May 3, 2008		May 5, 2007		Fiscal 2008 vs.
Thirteen weeks ended	(Fiscal 2008)		(Fiscal 2007)		Fiscal 2007
Merchandise Sales	81.0%		81.5%		(8.3)%
Service Revenue (1)	19.0		18.5		(5.1)
Total Revenues	100.0		100.0		(7.7)
Costs of Merchandise Sales (2)	70.9	(3)	70.8	(3)	(8.2)
Costs of Service Revenue (2)	88.9	(3)	87.6	(3)	(3.8)
Total Costs of Revenues	74.3		73.9		(7.2)
Gross Profit from Merchandise Sales	29.1	(3)	29.2	(3)	(8.5)
Gross Profit from Service Revenue	11.1	(3)	12.4	(3)	(14.4)
Total Gross Profit	25.7		26.1		(9.0)
Selling, General and Administrative Expenses	23.9		23.6		(6.4)
Net Gain from Dispositions of Assets	1.1		0.4		NM
Operating Profit	2.9		2.9		(8.6)
Non-operating Income	0.1		0.4		NM
Interest Expense	1.1		2.3		(57.1)
Earnings from Continuing Operations Before Income Taxes	1.9		0.9		84.5
Income Tax Expense	43.6	(4)	40.0	(4)	101.1
Net Earnings from Continuing Operations	1.1		0.6		73.4
(Loss) Gain From Discontinued Operations, Net of Tax	(0.1)		—		NM
Net Earnings	0.9		0.6		47.1

(1)	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.

(2)

Costs of merchandise sales include the cost of products sold, buying, warehousing and store occupancy costs. Costs of service revenue include service center payroll and related employee benefits and service center occupancy costs. Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses.

(3)	As a percentage of Merchandise Sales or Service Revenue, as applicable.

(4)	As a percentage of Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle.

NM	Not Meaningful

Thirteen Weeks Ended May 3, 2008 vs. Thirteen Weeks Ended May 5, 2007

Total revenues for the first quarter decreased 7.7% and comparable store revenues decreased 5.6% primarily due to reduced merchandise sales. Comparable merchandise sales decreased 6.2% and comparable service revenue decreased 2.9%. Merchandise sales were affected by the discontinuance and planned exit of certain non-core automotive merchandise and decreased customer count.  The decrease in service revenue resulted primarily from a decreased customer count and a reduction in our medium and heavy repair categories.

Gross profit from merchandise sales decreased slightly as a percentage of merchandise sales, to 29.1% in fiscal 2008 from 29.2% in fiscal 2007. Gross profit from merchandise sales in dollars decreased 8.5% or $10,853,000 from the comparative period in the prior year, primarily due to the merchandise sales decline. Our product margin percentage decline was due to our discontinuance and planned exit of certain non-core automotive merchandise which depressed margins offset by reduced warehousing and distribution costs.

Gross profit from service revenue decreased as a percentage of service revenue to 11.1% in fiscal 2008 from 12.4% in fiscal 2007. Gross profit from service revenue in dollars decreased 14.4% or $1,770,000 from the comparative period in the prior year. This decrease, as a percentage of service revenue, was due to decreased productivity as a result of lower revenue produced by a comparable payroll base.   This lower productivity was attributable to our reduced customer count and reduction in our medium and heavy repair categories.

Selling, general and administrative expenses, as a percentage of total revenues, were 23.9% and 23.6% in fiscal 2008 and fiscal 2007, respectively. Selling, general and administrative expenses decreased 6.4% or $8,095,000 from the comparative period in the prior year. Fiscal year 2007 included a $3,900,000 CEO transition charge. Also contributing to the decrease in selling, general and administrative expense was lower retail payroll expenses of $2,880,000 and lower employee benefits of $2,460,000.  Retail store payroll and employee benefits were affected by an increase in our part time versus full time employee mix along with a reduced work force due to the closure of stores in the fourth quarter of fiscal 2007.

Net gain from dispositions of assets increased from the prior year, primarily due to from the $5,531,000 gain recognized from two sale-leaseback transactions completed during fiscal 2008. Fiscal 2007 included a $2,400,000 gain for the settlement of an insurance claim relating to stores impaired during Hurricane Katrina in 2005.

Interest expense decreased $7,229,000 primarily due to gain on debt repurchased of $2,883,000 and lower debt balances.

Net earnings of  $4,672,000 for the first quarter of fiscal 2008 improved $1,497,000 from the prior fiscal year as a result of lower selling, general and administrative expenses, lower interest expense and higher gains from dispositions of assets offset by lower gross profit caused by decreased sales.

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

The following table presents the revenues and gross profit for each area of the business.

	Thirteen weeks ended
	May 3,	May 5,
(dollar amounts in thousands)	2008	2007

Retail Sales (1)	$273,325	$311,119
Service Center Revenue (2)	224,718	228,464
Total Revenues	$498,043	$539,583

Gross Profit from Retail Sales (3)	$73,404	$88,766
Gross Profit from Service Center Revenue (3)	54,562	51,823
Total Gross Profit	$127,966	$140,589

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

NEW ACCOUNTING STANDARDS TO BE ADOPTED

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interests in the acquired entity; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Costs of the acquisition will be recognized separately from the business combination. SFAS No. 141R applies prospectively, except for taxes, to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial condition, results of operations or cash flows.

In February 2008, the FASB issued Staff Position No. FAS 157-2 (FSP No.157-2), “Effective Date of FASB Statement No. 157,” that defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities.  SFAS 157 is effective for certain nonfinancial assets and nonfinancial liabilities for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact SFAS No. 157 will have on its consolidated financial statements beginning in fiscal 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact SFAS No. 161 will have on its consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Additionally, the Company estimates its interim product gross margins in accordance with Accounting Principles Bulletin No. 28, “Interim Financial Reporting.”

On an on-going basis, we evaluate our estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, risk participation agreements and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to “Critical Accounting Policies and Estimates” as reported in our Form 10-K for the year ended February 2, 2008, which disclosures are hereby incorporated by reference.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of The Private Securities Litigation

Reform Act of 1995. The words “guidance,” “expect,” “anticipate,” “estimates,” “forecasts” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include management’s expectations regarding implementation of its long-term strategic plan, future financial performance, automotive aftermarket trends, levels of competition, business development activities, future capital expenditures, financing sources and availability and the effects of regulation and litigation. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. Our actual results may differ materially from the results discussed in the forward-looking statements due to factors beyond our control, including the strength of the national and regional economies, retail and commercial consumers’ ability to spend, the health of the various sectors of the automotive aftermarket, the weather in geographical regions with a high concentration of our stores, competitive pricing, the location and number of competitors’ stores, product and labor costs and the additional factors described in our filings with the Securities and Exchange Commission (SEC). We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement, changes in LIBOR could affect the rates at which the Company could borrow funds thereunder. At May 3, 2008, the Company had borrowings of $621,000 under this facility. Additionally, the Company has a $154,261,000 Senior Secured Term Loan facility that bears interest at LIBOR plus 2.0%, and approximately $116,318,000 of real estate operating leases which vary based on changes in LIBOR.

The Company has an interest rate swap which it records the changes in fair value through cost of merchandise sales. This swap will terminate on July 1, 2008. During the thirteen weeks ended May 3, 2008 and May 5, 2007, cost of merchandise sales reflects a $69,000 and $828,000 expense for the change in fair value of this swap.

The Company has a second interest rate swap for a notional amount of $145,000,000, which is designated as a cash flow hedge on its $154,261,000 Senior Secured Term Loan. The Company documented that this swap met the requirements of SFAS No. 133 for hedge accounting on April 9, 2007, and has since recorded the effective portion of the change in fair value through Accumulated Other Comprehensive Loss. Interest expense reflects a $974,000 expense for the change in fair value of this swap for the thirteen weeks ended May 5, 2007.

The fair value of the interest rate swaps was an $8,767,000 and $10,963,000 payable at May 3, 2008 and February 2, 2008. Of the net $2,196,000 increase in fair value during the thirteen weeks ended May 3, 2008, $2,265,000 ($1,423,000 net of tax) was included in Accumulated Other Comprehensive Loss on the condensed consolidated balance sheet.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the second quarter of fiscal 2007, the Company determined it had a material weakness in its internal control over financial reporting related to its financial close and reporting process. Since that time, the Company has continued to implement changes designed to enhance the effectiveness of its financial close and reporting process including (i) hiring staff and providing additional accounting research resources, (ii) improving process documentation and (iii) improving the review process by more senior accounting personnel. However, as of May 3, 2008, the Company believes that its ongoing efforts to hire and train additional staff are not yet complete. Accordingly, the Company cannot provide its constituents with reasonable assurance that the material weakness in the financial close and reporting process has been remediated. The Company has retained experienced accounting consultants, other than the Company’s independent registered public accounting firm, with relevant accounting experience, skills and knowledge, to provide advice to the Company’s management in connection with the fiscal 2008 financial reporting process.

During the first quarter of fiscal 2008, we transitioned our data processing to a third party service provider.  We are in the process of modifying the design and documentation of certain of our internal control processes and procedures relating to this change, as appropriate.

Other than described above, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5. Other Information

None.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During the fourth quarter of 2006 and the first quarter of 2007, the Company was served with four separate lawsuits brought by former associates employed in California, each of which lawsuits purports to be a class action on behalf of all current and former California store associates. One or more of the lawsuits claim that the plaintiff was not paid for (i) overtime, (ii) accrued vacation time, (iii) all time worked (i.e. “off the clock” work) and/or (iv) late or missed meal periods or rest breaks. The plaintiffs also allege that the Company violated certain record keeping requirements arising out of the foregoing alleged violations. The lawsuits (i) claim these alleged practices are unfair business practices, (ii) request back pay, restitution, penalties, interest and attorney fees and (iii) request that the Company be enjoined from committing further unfair business practices.  The initial accrued vacation time claims were filed in California state court and subsequently removed by the Company to Federal court on jurisdictional grounds.  During the third quarter of 2007, the Company reached a settlement in principle regarding the accrued vacation time claims, which was subject to court approval.  Following the Federal court approval hearing on May 5, 2008, the Federal court reversed its earlier finding of proper Federal jurisdiction and remanded the case back to California state court.  While the Company has appealed this ruling, it is also negotiating with the plaintiffs to restructure the previously agreed to settlement in principle for the purpose of submitting such settlement to the California state court for approval.  On May 8, 2008, the Company reached a settlement in principle with respect to the remaining purported class action claims, which is subject to court approval.

The Company is also party to various other actions and claims arising in the normal course of business.

The Company believes that amounts accrued for awards or assessments in connection with all such matters, which amounts were increased by $1,900,000 in the first quarter of fiscal 2008, are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position.  However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated.  While the Company does not believe that the amount of such excess loss could be material to the Company’s financial position, any such loss could have a material adverse effect on the Company’s results of operations in the period(s) during which the underlying matters are resolved.

Item 1A.  Risk Factors

There have been no changes to the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

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

** - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date: June 11, 2008	by:	/s/ Raymond L. Arthur
Raymond L. Arthur
Executive Vice President and
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