Form 10-Q
period 2008-08-02
PEP BOYS MANNY MOE & JACK
filed 2008-09-10
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 2, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of August 29, 2008 there were 51,838,961 shares of the registrant’s Common Stock outstanding.

Index

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - August 2, 2008 and February 2, 2008	3

	Condensed Consolidated Statements of Operations and Changes in Retained Earnings - Thirteen and Twenty-six Weeks Ended August 2, 2008 and August 4, 2007	4

	Condensed Consolidated Statements of Cash Flows - Twenty-six Weeks Ended August 2, 2008 and August 4, 2007	5

	Notes to Condensed Consolidated Financial Statements	6 - 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

Item 5.	Other Information	27

PART II - OTHER INFORMATION		28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	29

Item 6.	Exhibits	30

SIGNATURES		31

INDEX TO EXHIBITS		32

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

UNAUDITED

	August 2, 2008	February 2, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$56,215	$20,926
Accounts receivable, less allowance for uncollectible accounts of $1,805 and $1,937	28,556	29,450
Merchandise inventories	560,209	561,152
Prepaid expenses	36,245	43,842
Other	47,907	77,469
Assets held for disposal	20,695	16,918
Total Current Assets	749,827	749,757

Property and Equipment - net	759,408	780,779
Deferred income taxes	41,328	20,775
Other	30,011	32,609
Total Assets	$1,580,574	$1,583,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$228,723	$245,423
Trade payable program liability	28,212	14,254
Accrued expenses	257,547	292,623
Deferred income taxes	9,453	—
Current maturities of long-term debt and obligations under capital lease	2,304	2,114
Total Current Liabilities	526,239	554,414

Long-term debt and obligations under capital lease, less current maturities	335,576	400,016
Other long-term liabilities	66,838	72,183
Deferred gain from asset sales	173,732	86,595
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, par value $1 per share:
Authorized 500,000,000 shares; Issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	297,125	296,074
Retained earnings	408,351	406,819
Accumulated other comprehensive loss	(10,636)	(14,183)
Less cost of shares in treasury — 14,525,633 shares and 14,609,094 shares	225,944	227,291
Less cost of shares in benefits trust - 2,195,270 shares	59,264	59,264
Total Stockholders’ Equity	478,189	470,712
Total Liabilities and Stockholders’ Equity	$1,580,574	$1,583,920

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND CHANGES IN RETAINED EARNINGS

(dollar amounts in thousands, except per share amounts)

UNAUDITED

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Merchandise Sales	$408,077	$452,999	$811,411	$892,793
Service Revenue	91,966	99,093	186,675	198,882
Total Revenues	500,043	552,092	998,086	1,091,675
Costs of Merchandise Sales	284,416	315,895	570,339	627,425
Costs of Service Revenue	85,193	87,481	169,347	174,945
Total Costs of Revenues	369,609	403,376	739,686	802,370
Gross Profit from Merchandise Sales	123,661	137,104	241,072	265,368
Gross Profit from Service Revenue	6,773	11,612	17,328	23,937
Total Gross Profit	130,434	148,716	258,400	289,305
Selling, General and Administrative Expenses	122,603	131,841	241,618	258,951
Net Gain (Loss) from Dispositions of Assets	4,077	(15)	9,608	2,344
Operating Profit	11,908	16,860	26,390	32,698
Non-operating Income	1,162	1,766	1,492	3,671
Interest Expense	6,452	12,331	11,879	24,987
Earnings From Continuing Operations Before Income Taxes	6,618	6,295	16,003	11,382
Income Tax Expense	866	2,348	4,960	4,384
Net Earnings From Continuing Operations	5,752	3,947	11,043	6,998
Discontinued Operations, Net of Tax	(304)	232	(923)	356
Net Earnings	5,448	4,179	10,120	7,354

Retained Earnings, beginning of period	406,819	462,757	406,819	463,797
Cumulative effect adjustment for adoption of EITF 06-10, net of tax	—	—	(1,165)	—
Cumulative effect adjustment for adoption of FIN 48	—	—	—	(155)
Cash Dividends	(3,891)	(3,539)	(7,386)	(7,120)
Effect of Stock Options	(25)	(782)	(37)	(1,261)
Retained Earnings, end of period	$408,351	$462,615	$408,351	$462,615

Basic and Diluted Earnings Per Share:

Net Earnings from Continuing Operations	$0.11	$0.07	$0.21	$0.13
Discontinued Operations, Net of Tax	(0.01)	0.01	(0.02)	0.01
Earnings Per Share	$0.10	$0.08	$0.19	$0.14

Cash Dividends Per Share	$0.0675	$0.0675	$0.1350	$0.1350

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

UNAUDITED

Twenty-six weeks ended	August 2, 2008	August 4, 2007

Cash Flows from Operating Activities:
Net Earnings	$10,120	$7,354
Adjustments to reconcile net earnings to net cash provided by continuing operations:
Discontinued operations	923	(356)
Depreciation and amortization	36,928	41,248
Amortization of deferred gain from asset sales	(4,297)	—
Accretion of asset retirement obligation	149	147
Stock compensation expense	1,872	6,053
Gain from debt retirement	(3,460)
Deferred income taxes	(670)	6,283
Gain from dispositions of assets and insurance recoveries	(9,608)	(2,344)
Change in fair value of derivative	102	2,622
Loss from asset impairment	370	—
Excess tax benefits from stock based awards	(3)	(609)
Increase in cash surrender value of life insurance policies	(140)	(846)
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable, prepaid expenses and other	26,024	28,556
Decrease (increase) in merchandise inventories	943	(8,043)
Decrease in accounts payable	(16,700)	(21,874)
Decrease in accrued expenses	(34,449)	(16,380)
(Decrease) increase in other long-term liabilities	(475)	1,856
Net cash provided by continuing operations	7,629	43,667
Net cash (used in) provided by discontinued operations	(415)	737
Net Cash Provided by Operating Activities	7,214	44,404

Cash Flows from Investing Activities:
Cash paid for master lease properties	(117,121)	—
Cash paid for property and equipment	(13,989)	(19,715)
Proceeds from dispositions of assets	208,211	2,376
Proceeds from surrender of life insurance policies	—	26,129
Net cash provided by continuing operations	77,101	8,790
Net cash used in discontinued operations	—	(245)
Net Cash Provided by Investing Activities	77,101	8,545

Cash Flows from Financing Activities:
Borrowings under line of credit agreements	98,504	306,305
Payments under line of credit agreements	(140,019)	(290,718)
Excess tax benefits from stock based awards	3	609
Borrowings on trade payable program liability	85,408	37,790
Payments on trade payable program liability	(71,450)	(38,764)
Payment for finance issuance cost	(182)	—
Proceeds from lease financing	8,661	—
Reduction of long-term debt	(23,292)	(1,628)
Payments on capital lease obligations	(47)	(129)
Dividends paid	(7,028)	(7,120)
Repurchase of common stock	—	(58,152)
Proceeds from exercise of stock options	23	3,154
Proceeds from dividend reinvestment plan	393	395
Net Cash Used in Financing Activities	(49,026)	(48,258)
Net Increase in Cash and Cash Equivalents	35,289	4,691
Cash and Cash Equivalents at Beginning of Period	20,926	21,884
Cash and Cash Equivalents at End of Period	$56,215	$26,575

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$558	$—
Cash paid for interest	$13,859	$23,208
Accrued purchases of property and equipment	$1,075	$2,346

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar Amounts in Thousands)

NOTE 1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of August 2, 2008, the condensed consolidated statements of operations and changes in retained earnings for the thirteen and twenty-six week periods ended August 2, 2008 and August 4, 2007 and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 2, 2008 and August 4, 2007 are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at August 2, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements”. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008. The results of operations for the thirteen and twenty-six week periods ended August 2, 2008 are not necessarily indicative of the operating results for the full fiscal year.

Our fiscal year ends on the Saturday nearest January 31. Accordingly, references to fiscal 2007, fiscal 2008 and fiscal 2009 refer to the years ended February 2, 2008, January 31, 2009 and January 30, 2010.

NOTE 2. New Accounting Standards

Adopted:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines the term fair value, establishes a framework for measuring it within generally accepted accounting principles and expands disclosures about its measurements. The Company adopted SFAS 157 on February 3, 2008.  This adoption did not have a material effect on the Company’s financial statements.  Fair value disclosures are provided in Note 15.

In March 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue Number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, although early adoption is permitted. On February 3, 2008, the Company adopted EITF 06-10, which resulted in a $1,855 pretax charge to retained earnings for its only existing collateral assignment split-dollar life insurance arrangement – an arrangement in place for a former CEO who retired in fiscal 2003.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact SFAS No. 161 will have on its consolidated financial statements beginning in fiscal 2009.

In June 2008, the FASB, issued Staff Position EITF 03-6-1 (FSP EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within these fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively.  Early application is not permitted. The Company is currently evaluating the impact FSP EITF 03-6-1 will have on its consolidated financial statements beginning in fiscal 2009.

NOTE 3. Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $552,742 and $555,188 as of August 2, 2008 and February 2, 2008, respectively. Inventory levels remained relatively flat during the current quarter.

The Company provides for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program.

The Company also provides for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company records a provision when less than full credit is expected from a vendor or when market is lower than recorded costs. These provisions are revised, if necessary, on a quarterly basis for adequacy. The Company’s inventory is recorded net of provisions for these matters which were $11,877 and $11,167 at August 2, 2008 and February 2, 2008.

During the third quarter of fiscal 2007, the Company recorded a $32,803 inventory write-down for the discontinuance and planned exit of certain non-core merchandise adopted as one of the initial steps in the Company’s long-term strategic plan. The write-down reduced the carrying value of the discontinued merchandise from $74,080 to $41,277. The carrying value of the discontinued merchandise will be evaluated quarterly as compared to the estimated sell through that was utilized in determining the impairment. The inventory impairment was recorded in cost of merchandise sales on the consolidated statement of operations. The carrying value of the discontinued merchandise was $1,158 at August 2, 2008 and $8,612 at February 2, 2008.

NOTE 4. Property and Equipment

The Company’s property and equipment as of August 2, 2008 and February 2, 2008, respectively, was as follows:

(dollar amounts in thousands)	August 2, 2008	February 2, 2008

Property and Equipment - at cost:
Land	$203,131	$213,962
Buildings and improvements	837,379	858,699
Furniture, fixtures and equipment	671,634	699,303
Construction in progress	2,580	3,992
	1,714,724	1,775,956
Less accumulated depreciation and amortization	955,316	995,177
Total Property and Equipment - Net	$759,408	$780,779

On July 30, 2008, the Company settled an outstanding contractual obligation to purchase 29 properties that were previously leased under a master operating lease for $117,121, including $803 of fees.  The Company allocated the acquisition cost to these properties based upon a preliminary estimate of relative fair values.  The acquisition cost was lower than the aggregate fair value for these properties.

Also on this date, we completed a sale-leaseback transaction for a total of 22 properties. The $75,951 proceeds from the July 30, 2008, sale-leaseback transaction together with $41,170 cash on hand were used to purchase the master lease properties (see note 8).

During the second quarter of fiscal 2008, we also sold one property that was classified as held for sale for proceeds of $1,350 and recognized a gain of $254.

NOTE 5. Income Taxes

As of August 2, 2008, the Company had recorded unrecognized tax benefits of $4,727 which includes approximately $1,409 of accrued interest and penalties related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Included in the unrecognized tax benefits of $3,318 at August 2, 2008 was $1,899 of tax benefits that, if recognized, would affect our annual effective tax rate.  We are undergoing examinations of our tax returns in certain jurisdictions.  We have uncertain liabilities of approximately $2,129 for which it is reasonably possible that the amount will increase or decrease within the next twelve months.  However, based on the uncertainties associated with settlements and the status of examination, it is not possible to estimate the impact of the change.

The Company files U.S., state and Puerto Rico income tax returns in jurisdictions with varying statutes of limitations.  The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities.  The Company and its subsidiaries have various state income tax returns in the process of examination, appeals and settlement.  In Puerto Rico, the 1998 and 2002 through 2007 tax years generally remain subject to examination by their respective tax authorities.

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. To the extent the Company believes that recovery is not more likely than not, a valuation allowance must be established. In this regard when determining whether or not a valuation allowance should be established, the Company considers various tax planning strategies, including potential real estate transactions, as future taxable income.  As of

August 2, 2008, the Company had valuation allowances for these matters of $3,451 and at February 2, 2008 a valuation allowance of $4,077.

Under FAS 109, the Company is required to project the deferred tax effects of expected year-end temporary differences.  Based on the projections, as of January 31, 2009 the Company will not have any federal net operating loss carryforwards, and will have $69,000 of state net operating loss carryforwards and $322 of Puerto Rico net operating loss carryforwards.  As of February 2, 2008, the Company had $46,716 of federal net operating loss carryforwards, $180,411 of state net operating loss carryforwards and $768 of Puerto Rico net operating loss carryforwards.  The state net operating loss carryforwards will expire in various years beginning in 2008 and the Puerto Rico net operating loss carryforwards will expire in 2014.

During the second quarter of fiscal 2008, the Company identified an error and determined it should have recognized a deferred tax asset in a prior period due to a state legislative change that occurred in June 2007.  The recording of this deferred tax asset in the second quarter of fiscal 2008 resulted in a one-time tax benefit of approximately $2,400 affecting our results for the thirteen weeks and twenty-six weeks ended August 2, 2008.

NOTE 6. Discontinued Operations

In the third quarter of fiscal 2007, the Company adopted its long-term strategic plan. One of the initial steps in this plan was the identification of 31 low-return stores for closure. The Company is accounting for these store closures in accordance with the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, discontinued operations for all periods presented reflect the operating results for 11 of the 31 closed stores because the Company does not believe that the customers of these stores are likely to become customers of other Pep Boys stores due to geographical considerations. The operating results for the other 20 closed stores are included in continuing operations because the Company believes that the customers of these stores are likely to become customers of other Pep Boys stores that are in close proximity.  Below is a summary of these discontinued stores’ operations for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(dollar amounts in thousands)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007

Revenues in discontinued operations
Merchandise Sales	$—	$5,571	$—	$10,812
Service Revenue	—	1,227	—	2,416
Total revenues, discontinued operations	$—	$6,798	$—	$13,228

(Loss) gain from discontinued operations, before income taxes	$(432)	$370	$(1,420)	$547

Additionally, the Company has classified certain assets as assets held for disposal on its balance sheets.  As of August 2, 2008 and February 2, 2008, the net book values of these assets were as follows:

(dollar amounts in thousands)	August 2, 2008	February 2, 2008

Land	$12,950	$9,976
Buildings and improvements	16,608	15,805
	29,558	25,781
Less accumulated depreciation and amortization	(8,863)	(8,863)
Assets held for disposal	$20,695	$16,918

Three properties purchased on July 30, 2008 have been classified as held for sale.

The following details the reserve balances as of August 2, 2008.  The reserve includes remaining rent on leases net of sublease income, other contractual obligations associated with leased properties and employee severance.

(dollar amount in thousands)	Severance	Lease Expenses	Other Costs and Contractual Obligations	Total
Balance at February 2, 2008	$58	$3,574	$109	$3,741
Provision for present value of liabilities	—	233	—	233
Change in assumptions about future sublease income, lease termination, contractual obligations and severance	—	(62)	—	(62)
Cash payments	(58)	(906)	(109)	(1,073)
Balance at August 2, 2008	$—	$2,839	$—	$2,839

NOTE 7. Pension and Savings Plan

Pension expense includes the following:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(dollar amounts in thousands)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007

Service cost	$17	$51	$60	$102
Interest cost	859	836	1,744	1,672
Expected return on plan assets	(610)	(587)	(1,225)	(1,174)
Amortization of transition obligation	41	41	82	82
Amortization of prior service cost	93	91	185	182
Amortization of net loss	205	488	508	976
Net periodic benefit cost	$605	$920	$1,354	$1,840

The Company has a qualified defined benefit pension plan with accrued benefits frozen at December 31, 1996. The Company makes contributions to this plan in accordance with the requirements of ERISA. The Company does not anticipate making a contribution to this plan during fiscal 2008.

The Company has a non-qualified Executive Supplemental Retirement Plan (SERP) that is an unfunded defined benefit plan. This plan was closed to new participants on January 31, 2004. As of August 2, 2008, the Company contributed $2,924 of an anticipated $3,100 contribution during fiscal 2008 to this plan.

The Company has a non-qualified SERP defined contribution plan for key employees who were designated by the Board of Directors after January 31, 2004. The Company’s contribution expense for the defined contribution portion of the plan was approximately $202 and $209 for the thirteen weeks ended August 2, 2008 and August 4, 2007, respectively, and approximately $307 and $421 for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively.

The Company has two 401(k) savings plans, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation. The Company’s savings plans’ contribution expense was approximately $991 and $652 for the thirteen weeks ended August 2, 2008 and August 4, 2007, respectively, and approximately $2,043 and $1,628 for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively.

NOTE 8.  Sale-Leaseback Transactions

On March 25, 2008, the Company sold 18 owned properties to an independent third party. Net proceeds from this sale were $62,542. Concurrent with the sale, the Company entered into agreements to lease the properties back from the purchaser over a minimum lease term of 15 years. The Company classified these leases as operating leases. The two master leases have an initial term of 15 years with four five-year renewal options. The leases have yearly incremental rental increases that are 1.5% of the prior year’s rentals.  These leases result in approximately $82,000 in future minimum rental payments during the initial non-cancelable lease term. The second through the fourth renewal options are at fair market rents. A $9 gain on the sale of these properties was recognized immediately upon execution of the sale and a $26,809 gain was deferred. The deferred gain is being recognized over 15 years.

On April 10, 2008, the Company sold 23 owned properties to an independent third party. Net proceeds from this sale were $72,977.

Concurrent with the sale, the Company entered into agreements to lease the properties back from the purchaser over a minimum lease term of 15 years. The Company classified 22 of these leases as operating leases. The leases have an initial term of 15 years with four five-year renewal options. The leases have yearly incremental rental increases that are 1.5% of the prior year’s rentals. These leases result in approximately $92,000 in future minimum rental payments during the initial non-cancelable lease term. The second through the fourth renewal options are at fair market rents. A $5,522 gain on the sale of these properties was recognized immediately upon execution of the sale and a $34,483 gain was deferred. The deferred gain is being recognized over 15 years. The Company initially had continuing involvement in one property and, accordingly, recorded $4,583 of the transaction’s total net proceeds as a debt borrowing and as a financing activity in the Statement of Cash Flows. During the second quarter of 2008, the Company determined it no longer had continuing involvement with this property and recorded the sale of this property as a sale-leaseback transaction, removing the asset and related lease financing and recording a $1,515 deferred gain.

On July 30, 2008, the Company sold 22 properties to an independent third party. Net proceeds from this sale were $75,951. Concurrent with the sale, the Company entered into agreements to lease the properties back from the purchaser over a minimum lease term of 15 years. The Company classified 21 of these leases as operating leases. The leases have an initial term of 15 years with four five-year renewal options. The leases have yearly incremental rental increases that are 1.5% of the prior year’s rentals. These leases result in approximately $97,000 in future minimum rental payments during the initial non-cancelable lease term. The second through the fourth renewal options are at fair market rents. A $2,124 gain on the sale of these properties was recognized immediately upon execution of the sale and a $28,638 gain was deferred. The deferred gain is being recognized over 15 years. The Company has continuing involvement in one property and, accordingly, has recorded $3,896 of the transaction’s total net proceeds as a debt borrowing and as a financing activity in the Statement of Cash Flows. The Company continues to reflect the property on its balance sheet in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”

The Company recognized $1,913 and $3,251 in Cost of Merchandise Sales, and $573 and $1,058 in Costs of Service Revenue of the deferred gain generated from the sale-leaseback transactions for the thirteen weeks and twenty-six weeks ended August 2, 2008, respectively.

Of the 562 store locations operated by the Company at August 2, 2008, 235 are owned and 327 are now leased.

 NOTE 9. Debt and Financing Arrangements

(dollar amounts in thousands)	August 2, 2008	February 2, 2008
7.50% Senior Subordinated Notes, due December 2014	$174,535	$200,000
Senior Secured Term Loan, due October 2013	153,870	154,652
Other notes payable, 8.0%	—	248
Lease financing obligations, payable through October 2022	8,593	4,786
Capital lease obligations payable through October 2009	352	399
Line of credit agreement, through December 2009	530	42,045
	337,880	402,130
Less current maturities	2,304	2,114
Long-term debt and obligations under capital leases, less current maturities	$335,576	$400,016

On February 15, 2007, the Company amended its Senior Secured Term Loan to reduce the interest rate from London Interbank Offered Rate (LIBOR) plus 2.75% to LIBOR plus 2.00%.

The Company used the proceeds from its March 25, 2008 sale-leaseback transaction to repay the $49,915 then drawn on its line of credit agreement and to repurchase $20,965 principal amount of its 7.50% Senior Subordinated Notes for $18,082.  The gain on the retirement of debt is included in interest expense.

As part of the April 10, 2008 sale-leaseback transaction, the Company determined that it has continuing involvement in one property and has recorded the $4,583 proceeds, net of execution costs, as a debt borrowing and continues to reflect the property on its balance sheet in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” During the second quarter of 2008, the Company determined it no longer had continuing involvement with this property. Accordingly, the Company recorded this property as a sale-leaseback, retired the asset and related lease financing and recorded a $1,515 deferred gain.

As part of the July 30, 2008 sale-leaseback transaction, the Company determined that it has continuing involvement in one property and has recorded the $3,896 proceeds, net of execution costs, as a debt borrowing and continues to reflect the property on its balance sheet in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”

The Company had $233,341 of availability under its line of credit agreement on August 2, 2008.

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

Components of the reserve for warranty costs for the twenty-six weeks period ended August 2, 2008 and August 4, 2007 were as follows:

(dollar amounts in thousands)	Twenty-six Weeks Ended August 2, 2008	Twenty-six Weeks Ended August 4, 2007

Beginning balance	$247	$645

Additions related to current period sales	7,641	5,359

Warranty costs incurred in current period	(7,266)	(5,525)

Ending balance	$622	$479

NOTE 11. Earnings Per Share

		Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share amounts)		August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007

(a)	Net Earnings From Continuing Operations	$5,752	$3,947	$11,043	$6,998

	Discontinued Operations, Net of Tax	(304)	232	(923)	356

	Net Earnings	$5,448	$4,179	$10,120	$7,354

(b)	Basic average number of common shares outstanding during period	52,153	51,652	52,109	52,387

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	83	612	95	562

(c)	Diluted average number of common shares assumed outstanding during period	52,236	52,264	52,204	52,949

	Basic Earnings per Share:
	Net Earnings From Continuing Operations (a/b)	$0.11	$0.07	$0.21	$0.13
	Discontinued Operations, Net of Tax	(0.01)	0.01	(0.02)	0.01
	Basic Earnings per Share	$0.10	$0.08	$0.19	$0.14
	Diluted Earnings per Share:

	Net Earnings From Continuing Operations (a/c)	$0.11	$0.07	$0.21	$0.13
	Discontinued Operations, Net of Tax	(0.01)	0.01	(0.02)	0.01
	Diluted Earnings per Share	$0.10	$0.08	$0.19	$0.14

At August 2, 2008 and August 4, 2007, respectively, there were 2,459,000 and 3,620,000 outstanding options and restricted stock units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total numbers of such shares excluded from the diluted earnings per share calculation are 1,833,000 and 980,000 for the thirteen weeks ended August 2, 2008 and August 4, 2007, respectively. The total numbers of such shares excluded from the diluted earnings per share calculation are 1,781,000 and 1,059,000 for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively.

NOTE 12. Supplemental Guarantor Information

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

The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of August 2, 2008 and February 2, 2008 and the related condensed consolidating statements of operations for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007 and condensed consolidating statements of cash flows for the twenty-six weeks ended August 2, 2008 and August 4, 2007 for (i) the Company (“Pep Boys”) on a parent only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Subsidiary Guarantors on a combined basis including the consolidation by PBY Corporation of its wholly owned subsidiary, Pep Boys Manny Moe & Jack of California, (iii) the subsidiary of the Company that does not guarantee the Notes, and (iv) the Company on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

As of August 2, 2008	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$42,759	$6,318	$7,138	$—	$56,215
Accounts receivable, net	15,009	13,547	—	—	28,556
Merchandise inventories	192,980	367,229	—	—	560,209
Prepaid expenses	27,986	16,205	5,781	(13,727)	36,245
Other	5,020	13	52,626	(9,752)	47,907
Assets held for disposal	4,990	15,705	—		20,695
Total Current Assets	288,744	419,017	65,545	(23,479)	749,827
Property and Equipment—Net	242,741	503,969	32,567	(19,869)	759,408
Investment in subsidiaries	1,692,892	—	—	(1,692,892)	—
Intercompany receivable	—	969,904	78,241	(1,048,145)	—
Deferred income taxes	5,799	35,529	—	—	41,328
Other	28,778	1,233	—	—	30,011
Total Assets	$2,258,954	$1,929,652	$176,353	$(2,784,385)	$1,580,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$228,714	$9	$—	$—	$228,723
Trade payable program liability	28,212	—	—	—	28,212
Accrued expenses	40,118	77,983	153,174	(13,728)	257,547
Deferred income taxes	—	19,204		(9,751)	9,453
Current maturities of long-term debt and obligations under capital leases	1,891	413	—	—	2,304
Total Current Liabilities	298,935	97,609	153,174	(23,479)	526,239
Long-term debt and obligations under capital leases, less current maturities	327,049	8,527	—	—	335,576
Other long-term liabilities	33,849	32,989	—	—	66,838
Deferred gain from asset sales	72,787	120,814	—	(19,869)	173,732
Intercompany liabilities	1,048,145	—	—	(1,048,145)	—
Total Stockholders’ Equity	478,189	1,669,713	23,179	(1,692,892)	478,189
Total Liabilities and Stockholders’ Equity	$2,258,954	$1,929,652	$176,353	$(2,784,385)	$1,580,574

As of February 2, 2008	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$12,208	$6,655	$2,063	$—	$20,926
Accounts receivable, net	15,580	13,854	16	—	29,450
Merchandise inventories	198,975	362,177	—	—	561,152
Prepaid expenses	21,368	17,938	18,655	(14,119)	43,842
Other	21,272	15	69,323	(13,141)	77,469
Assets held for disposal	4,991	11,927	—	—	16,918
Total Current Assets	274,394	412,566	90,057	(27,260)	749,757

Property and Equipment—Net	258,527	509,398	32,908	(20,054)	780,779
Investment in subsidiaries	1,646,349	—	—	(1,646,349)	—
Intercompany receivable	—	888,352	81,833	(970,185)	—
Deferred income taxes	1,403	19,372	—	—	20,775
Other	31,638	971	—	—	32,609
Total Assets	$2,212,311	$1,830,659	$204,798	$(2,663,848)	$1,583,920
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$245,414	$9	$—	$—	$245,423
Trade payable program liability	14,254	—	—	—	14,254
Accrued expenses	57,320	70,486	183,910	(19,093)	292,623
Deferred income taxes	—	8,167	—	(8,167)	—
Current maturities of long-term debt and obligations under capital leases	1,843	271	—	—	2,114
Total Current Liabilities	318,831	78,933	183,910	(27,260)	554,414
Long-term debt and obligations under capital leases, less current maturities	369,657	30,359	—	—	400,016
Other long-term liabilities	38,109	34,074	—	—	72,183
Deferred gain from sale of assets	44,817	61,832	—	(20,054)	86,595
Intercompany liabilities	970,185	—	—	(970,185)	—
Stockholders’ Equity	470,712	1,625,461	20,888	(1,646,349)	470,712
Total Liabilities and Stockholders’ Equity	$2,212,311	$1,830,659	$204,798	$(2,663,848)	$1,583,920

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(dollars in thousands)

(unaudited)

		Subsidiary	Subsidiary Non-	Consolidation /
Thirteen weeks Ended August 2, 2008	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise Sales	$139,512	$268,565	$—	$—	$408,077
Service Revenue	31,870	60,096	—	—	91,966
Other Revenue	—	—	5,703	(5,703)	—
Total Revenues	171,382	328,661	5,703	(5,703)	500,043
Costs of Merchandise Sales	96,714	188,112	—	(410)	284,416
Costs of Service Revenue	28,467	56,763	—	(37)	85,193
Costs of Other Revenue	—	—	3,485	(3,485)	—
Total Costs of Revenues	125,181	244,875	3,485	(3,932)	369,609
Gross Profit from Merchandise Sales	42,798	80,453	—	410	123,661
Gross Profit from Service Revenue	3,403	3,333	—	37	6,773
Gross Profit from Other Revenue	—	—	2,218	(2,218)	—
Total Gross Profit	46,201	83,786	2,218	(1,771)	130,434
Selling, General and Administrative Expenses	46,963	77,958	70	(2,388)	122,603
Net Gain from Dispositions of Assets	2,747	1,330	—	—	4,077
Operating Profit	1,985	7,158	2,148	617	11,908
Non-Operating (Expense) Income	(3,851)	33,015	636	(28,638)	1,162
Interest Expense (Income)	27,277	8,025	(829)	(28,021)	6,452
(Loss) Earnings from Continuing Operations Before Income Taxes	(29,143)	32,148	3,613	—	6,618
Income Tax (Benefit) Expense	(6,017)	5,979	904	—	866
Equity in Earnings of Subsidiaries	28,646	—	—	(28,646)	—
Net Earnings from Continuing Operations	5,520	26,169	2,709	(28,646)	5,752
Discontinued Operations, Net of Tax	(72)	(232)	—	—	(304)
Net Earnings	$5,448	$25,937	$2,709	$(28,646)	$5,448

		Subsidiary	Subsidiary	Consolidation /
Thirteen weeks ended August 4, 2007	Pep Boys	Guarantors	Non-Guarantors	Elimination	Consolidated

Merchandise Sales	$156,348	$296,651	$—	$—	$452,999
Service Revenue	34,277	64,816	—	—	99,093
Other Revenue	—	—	6,212	(6,212)	—
Total Revenues	190,625	361,467	6,212	(6,212)	552,092
Costs of Merchandise Sales	109,330	206,565	—	—	315,895
Costs of Service Revenue	29,404	58,077	—	—	87,481
Costs of Other Revenue	—	—	4,272	(4,272)	—
Total Costs of Revenues	138,734	264,642	4,272	(4,272)	403,376
Gross Profit from Merchandise Sales	47,018	90,086	—	—	137,104
Gross Profit from Service Revenue	4,873	6,739	—	—	11,612
Gross Profit from Other Revenue	—	—	1,940	(1,940)	—
Total Gross Profit	51,891	96,825	1,940	(1,940)	148,716
Selling, General and Administrative Expenses	42,891	90,831	72	(1,953)	131,841
Net Loss from Dispositions of Assets	(13)	(2)	—	—	(15)
Operating Profit	8,987	5,992	1,868	13	16,860
Non-Operating (Expense) Income	(4,036)	31,863	3,325	(29,386)	1,766
Interest Expense	29,609	10,770	1,325	(29,373)	12,331
(Loss) Earnings from Continuing Operations Before Income Taxes	(24,658)	27,085	3,868	—	6,295
Income Tax (Benefit) Expense	(732)	1,631	1,449	—	2,348
Equity in Earnings of Subsidiaries	27,998	—	—	(27,998)	—
Net Earnings from Continuing Operations	4,072	25,454	2,419	(27,998)	3,947
Discontinued Operations, Net of Tax	107	125	—	—	232
Net Earnings	$4,179	$25,579	$2,419	$(27,998)	$4,179

			Subsidiary
		Subsidiary	Non-	Consolidation
Twenty-six weeks ended August 2, 2008	Pep Boys	Guarantors	Guarantors	/ Elimination	Consolidated
Merchandise Sales	$278,125	$533,286	$—	$—	$811,411
Service Revenue	65,243	121,432	—	—	186,675
Other Revenue	—	—	11,370	(11,370)	—
Total Revenues	343,368	654,718	11,370	(11,370)	998,086
Costs of Merchandise Sales	195,048	376,109	—	(818)	570,339
Costs of Service Revenue	57,081	112,341	—	(75)	169,347
Costs of Other Revenue	—	—	9,291	(9,291)	—
Total Costs of Revenues	252,129	488,450	9,291	(10,184)	739,686
Gross Profit from Merchandise Sales	83,077	157,177	—	818	241,072
Gross Profit from Service Revenue	8,162	9,091	—	75	17,328
Gross Profit from Other Revenue	—	—	2,079	(2,079)	—
Total Gross Profit	91,239	166,268	2,079	(1,186)	258,400
Selling, General and Administrative Expenses	89,416	154,462	160	(2,420)	241,618
Net Gain from Dispositions of Assets	3,303	6,305	—	—	9,608
Operating Profit	5,126	18,111	1,919	1,234	26,390
Non-Operating (Expense) Income	(7,955)	61,490	1,284	(53,327)	1,492
Interest Expense (Income)	51,113	14,735	(1,876)	(52,093)	11,879
(Loss) Earnings from Continuing Operations Before Income Taxes	(53,942)	64,866	5,079	—	16,003
Income Tax (Benefit) Expense	(16,490)	19,896	1,554	—	4,960
Equity in Earnings of Subsidiaries	47,777	—	—	(47,777)	—
Net Earnings from Continuing Operations	10,325	44,970	3,525	(47,777)	11,043
Discontinued Operations, Net of Tax	(205)	(718)	—	—	(923)
Net Earnings	$10,120	$44,252	$3,525	$(47,777)	$10,120

		Subsidiary	Subsidiary	Consolidation /
Twenty-six weeks ended August 4, 2007	Pep Boys	Guarantors	Non- Guarantors	Elimination	Consolidated

Merchandise Sales	$308,939	$583,854	$—	$—	$892,793
Service Revenue	69,424	129,458	—	—	198,882
Other Revenue	—	—	12,472	(12,472)	—
Total Revenues	378,363	713,312	12,472	(12,472)	1,091,675
Costs of Merchandise Sales	217,613	409,812	—	—	627,425
Costs of Service Revenue	59,085	115,860	—	—	174,945
Costs of Other Revenue	—	—	9,838	(9,838)	—
Total Costs of Revenues	276,698	525,672	9,838	(9,838)	802,370
Gross Profit from Merchandise Sales	91,326	174,042	—	—	265,368
Gross Profit from Service Revenue	10,339	13,598	—	—	23,937
Gross Profit from Other Revenue	—	—	2,634	(2,634)	—
Total Gross Profit	101,665	187,640	2,634	(2,634)	289,305
Selling, General and Administrative Expenses	84,865	176,813	158	(2,885)	258,951
Net Gain (Loss) from Dispositions of Assets	2,354	(10)	—	—	2,344
Operating Profit	19,154	10,817	2,476	251	32,698
Non-Operating (Expense) Income	(7,937)	65,582	3,965	(57,939)	3,671
Interest Expense	61,522	21,153	—	(57,688)	24,987
(Loss) Earnings from Continuing Operations Before Income Taxes	(50,305)	55,246	6,441	—	11,382
Income Tax (Benefit) Expense	(19,382)	21,296	2,470	—	4,384
Equity in Earnings of Subsidiaries	38,143	—	—	(38,143)	—
Net Earnings from Continuing Operations	7,220	33,950	3,971	(38,143)	6,998
Discontinued Operations, Net of Tax	134	222	—	—	356
Net Earnings	$7,354	$34,172	$3,971	$(38,143)	$7,354

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

Twenty-six weeks ended August 2, 2008	Pep Boys	Subsidiary Guarantors	SubsidiaryNon- Guarantors	Consolidation / Elimination	Consolidated
Cash Flows from Operating Activities:
Net Earnings	$10,120	$44,252	$3,525	$(47,777)	$10,120
Adjustments to Reconcile Net Earnings to Net Cash (Used in) Provided By Continuing Operations	(36,176)	10,648	534	47,160	22,166
Changes in operating assets and liabilities	(24,557)	1,242	(1,342)	—	(24,657)
Net cash (used in) provided by continuing operations	(50,613)	56,142	2,717	(617)	7,629
Net cash used in discontinued operations	(133)	(282)	—	—	(415)
Net Cash (Used in) Provided by Operating Activities	(50,746)	55,860	2,717	(617)	7,214

Net Cash Provided in Investing Activities	27,584	49,517	—	—	77,101

Net Cash Provided by (Used in) Financing Activities	53,713	(105,714)	2,358	617	(49,026)

Net Increase (Decrease) in Cash and Cash Equivalents	30,551	(337)	5,075	—	35,289
Cash and Cash Equivalents at Beginning of Period	12,208	6,655	2,063	—	20,926
Cash and Cash Equivalents at End of Period	$42,759	$6,318	$7,138	$—	$56,215

Twenty-six weeks ended August 4, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Cash Flows from Operating Activities:
Net Earnings	$7,354	$34,172	$3,971	$(38,143)	$7,354
Adjustments to Reconcile Net Earnings to Net Cash (Used in) Provided By Continuing Operations	(9,136)	23,968	1,188	36,178	52,198
Changes in operating assets and liabilities	(40,621)	26,893	(2,889)	732	(15,885)
Net cash (used in) provided by continuing operations	(42,403)	85,033	2,270	(1,233)	43,667
Net cash provided by discontinued operations	150	587	—	—	737
Net Cash (Used in) Provided by Operating Activities	(42,253)	85,620	2,270	(1,233)	44,404

Net cash used in investing activities	22,988	(14,198)	—	—	8,790
Net cash used in discontinued operations	(130)	(115)	—	—	(245)
Net Cash Provided by (Used in) Investing Activities	22,858	(14,313)	—	—	8,545

Net Cash Provided by (Used in) Financing Activities	20,216	(70,691)	984	1,233	(48,258)

Net Increase in Cash and Cash Equivalents	821	616	3,254	—	4,691
Cash and Cash Equivalents at Beginning of Period	13,581	7,946	357	—	21,884
Cash and Cash Equivalents at End of Period	$14,402	$8,562	$3,611	$—	$26,575

NOTE 13. Commitments and Contingencies

During the fourth quarter of 2006 and the first quarter of 2007, the Company was served with four separate lawsuits brought by former associates employed in California, each of which lawsuits purports to be a class action on behalf of all current and former California store associates. One or more of the lawsuits claim that the plaintiff was not paid for (i) overtime, (ii) accrued vacation time, (iii) all time worked (i.e. “off the clock” work) and/or (iv) late or missed meal periods or rest breaks. The plaintiffs also allege that the Company violated certain record keeping requirements arising out of the foregoing alleged violations. The lawsuits (i) claim these alleged practices are unfair business practices, (ii) request back pay, restitution, penalties, interest and attorney fees and (iii) request that the Company be enjoined from committing further unfair business practices.  The initial accrued vacation time claims were filed in California state court and subsequently removed by the Company to Federal court on jurisdictional grounds.  During the third quarter of 2007, the Company reached a settlement in principle regarding the accrued vacation time claims, which was subject to court approval.  Following the Federal court approval hearing on May 5, 2008, the Federal court reversed its earlier finding of proper Federal jurisdiction and remanded the case back to California state court.  On July 22, 2008, the Company agreed to a restructured settlement in principle with the plaintiffs regarding the accrued vacation time claims and subsequently submitted such settlement to the California state court for approval.  On May 8, 2008, the Company reached a settlement in principle with respect to the remaining purported class action claims, which is subject to court approval.

The Company is also party to various other actions and claims arising in the normal course of business.

The Company believes that amounts accrued for awards or assessments in connection with all such matters, which amounts were increased by $1,200 and $3,100 in the thirteen weeks and twenty-six weeks ended August 2, 2008, respectively, are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position.  However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated.  While the Company does not believe that the amount of such excess loss could be material to the Company’s financial position, any such loss could have a material adverse effect on the Company’s results of operations in the period(s) during which the underlying matters are resolved.

NOTE 14. Other Comprehensive Income

The following are the components of comprehensive income:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(dollar amounts in thousands)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net earnings	$5,448	$4,179	$10,120	$7,354
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustment	213	389	487	779
Derivative financial instrument adjustment (1)	1,637	1,633	3,060	717
Comprehensive income	$7,298	$6,201	$13,667	$8,850

The components of accumulated other comprehensive loss are:

(dollar amounts in thousands)	August 2, 2008	February 2, 2008
Derivative financial instrument adjustment, net of tax	$5,522	$2,462
Defined benefit plan adjustment, net of tax	(16,158)	(16,645)
Accumulated other comprehensive loss	$(10,636)	$(14,183)

(1)                                Of the net $4,767 increase in fair value during the twenty-six weeks ended August 2, 2008, $4,869 ($3,061 net of tax) is included in Accumulated Other Comprehensive Loss on the condensed consolidated balance sheet and a $102 expense was recorded through the condensed consolidated statement of operations.

NOTE 15. Fair Value Measurements

The Company adopted SFAS No. 157, (as impacted by FSP Nos. 157-1 and 157-2) effective February 3, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.

Under SFAS No. 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets. Level 3 inputs are unobservable inputs for the asset or liability.

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

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	August 2, 2008	Level 1	Level 2	Level 3
Assets:
Other long-term assets
Long-term investments	$7,561	$7,561

Liabilities:
Other long-term liabilities
Derivative liability	$6,196		$6,196

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

During the fiscal quarter ended August 2, 2008, the Company had no significant measurements of assets or liabilities at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition. As indicated in Note 1, the aspects of SFAS No. 157 for which the effective date for the Company was deferred under FSP No. 157-2 until February 1, 2009 relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.

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

OVERVIEW

The Pep Boys-Manny, Moe & Jack is a leader in the automotive aftermarket with 562 stores located throughout 35 states and Puerto Rico.  All of our stores feature the nationally-recognized Pep Boys brand name, established through more than 80 years of providing high-quality automotive merchandise and services, and are company-owned, ensuring chain-wide consistency for our customers.  We are the only national chain offering automotive service, accessories, tires and parts under one roof, positioning us to achieve our goal of becoming the automotive solutions provider of choice for the value-oriented customer.

For the thirteen weeks ended August 2, 2008, our comparable sales (sales generated by locations in operation during the same period) decreased by 7.5%.  This decrease in comparable sales was comprised of a 8.0% decrease in comparable merchandise sales and 5.2% decrease in comparable service revenue.  Merchandise sales were negatively affected by the discontinuance and planned exit of certain non-core merchandise offset in part by increased tire sales.  Both comparable merchandise sales and service revenue were affected by decreasing customer count.

Our net earnings for the thirteen weeks ended August 2, 2008 were $5,448,000 or $1,269,000 higher than the $4,179,000 of earnings reported in the thirteen weeks ended August 4, 2007.  This increase in profitability resulted primarily from reduced selling, general and administrative expenses, real estate gains generated from our sale-leaseback transaction and a one-time out of period (see note 5) income tax benefit, which offset lower gross margins due to our decreased revenues.

For the twenty-six weeks ended August 2, 2008, our comparable net sales decreased 6.6% with comparable merchandise sales decreasing 7.1% and service revenue decreasing 4.0%.  Net earnings for these twenty-six weeks were $10,120,000 versus $7,354,000 in the same period of fiscal 2007. The increase was driven by the same factors as discussed above.

The following discussion explains the significant developments affecting our financial condition and material changes in our results of operations for the thirteen weeks and twenty-six weeks ended August 2, 2008.  We recommend that you read the audited consolidated financial statements, footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

LIQUIDITY AND CAPITAL RESOURCES – August 2, 2008

Our cash requirements arise principally from the purchase of inventory and capital expenditures related to existing stores, offices, warehouses and information systems. The capital expenditures for the twenty-six weeks ended August 2, 2008 were used primarily to purchase 29 properties for $117,121,000 that were previously leased under a master operating lease and for store capital maintenance and improvements. During the twenty-six weeks ended August 2, 2008, we invested approximately $13,169,000 in store capital maintenance and improvements versus the $18,345,000 invested during the same period for fiscal 2007. We estimate that capital expenditures related to existing stores, warehouses and offices and information systems for the remaining six months of fiscal 2008 will be approximately $30,000,000.

We expect inventory levels to remain constant for the balance of fiscal 2008.

During the first quarter of fiscal 2008, the Company completed two separate sale-leaseback transactions.  The proceeds from these transactions were used to repay $49,915,000 then drawn under our revolving line of credit agreement, to repurchase $20,965,000 principal amount of our 7.50% Senior Subordinated Notes for $18,082,000 and to pay $783,000 in transaction costs.  The remaining $66,739,000 was invested in cash and cash equivalents.

On July 30, 2008, the Company completed a sale-leaseback transaction for 22 stores. The $75,951,000 net proceeds were used to finance, together with $41,170,000 of cash on hand, the purchase of the 29 properties for $117,121,000 that were previously leased under a master operating lease.

We anticipate that our net cash provided by operating activities and our existing revolving credit facility will exceed our principal cash requirements for capital expenditures and inventory purchases for the next 12 months. We have no material debt maturities due within the next twelve months.

Working Capital increased from $195,343,000 at February 2, 2008 to $223,588,000 at August 2, 2008. At August 2, 2008, we had stockholders’ equity of $478,189,000 and long-term debt, net of current maturities, of $335,576,000. Our long-term debt was approximately 41% of our total capitalization at August 2, 2008 and 46% at February 2, 2008. As of August 2, 2008, we had further undrawn availability under our revolving credit facility totaling $233,341,000.

During the second quarter of 2008, we amended our vendor financing program to reduce the availability to $30,000,000 reflecting current usage. Under this program, the Company’s factor makes accelerated and discounted payments to our vendors and the Company, in turn, makes its regularly scheduled full vendor payments to the factor. As of August 2, 2008, the Company had an outstanding balance of $28,212,000 under these programs, classified as trade payable program liability in the consolidated balance sheet.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended August 2, 2008 vs. Thirteen Weeks Ended August 4, 2007

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	August 2, 2008 (Fiscal 2008)		August 4, 2007 (Fiscal 2007)		Favorable (Unfavorable)

Merchandise Sales	81.6%		82.1%		(9.9)%
Service Revenue (1)	18.4		17.9		(7.2)
Total Revenue	100.0		100.0		(9.4)
Costs of Merchandise Sales (2)	69.7	(3)	69.7	(3)	10.0
Costs of Service Revenue (2)	92.6	(3)	88.3	(3)	2.6
Total Costs of Revenue	73.9		73.1		8.4
Gross Profit from Merchandise Sales	30.3	(3)	30.3	(3)	(9.8)
Gross Profit from Service Revenue	7.4	(3)	11.7	(3)	(41.7)
Total Gross Profit	26.1		26.9		(12.3)
Selling, General and Administrative Expenses	24.5		23.9		7.0
Net (Loss) Gain from Dispositions of Assets	0.8		—		NM
Operating Profit	2.4		3.1		(29.4)
Non-operating Income	0.2		0.3		(34.2)
Interest Expense	1.3		2.2		47.7
Earnings from Continuing Operations Before Income Taxes	1.3		1.1		5.1
Income Tax Expense	13.1	(4)	37.3	(4)	63.1
Net Earnings from Continuing Operations	1.2		0.7		45.7
Discontinued Operations, Net of Tax	0.1		—		NM
Net Earnings	1.1		0.8		30.4

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

(4) As a percentage of Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle.

NM: Not Meaningful

Total revenue for the thirteen weeks ended August 2, 2008 decreased 9.4%, with a 7.5% comparable revenue decrease resulting from the exiting of certain non-core merchandise categories and a reduction in customer traffic versus the same period last year. The reduction in revenues and customer count was affected by a reduction in our gross media spend of approximately 12% and a weakened economic environment. Comparable merchandise sales decreased 8.0% and comparable service revenues decreased 5.2%.

Gross profit from merchandise as a percentage of sales was 30.3% or flat with the second quarter of fiscal 2007.  In dollars, merchandise gross profit decreased $13,443,000 or 9.8% due to reduced merchandise sales.  Our product margins improved by 50 basis points to 45.5%, while our distribution costs decreased 30 basis points, which improvements were offset by an 80 basis point increase in our occupancy costs due to increased rental obligations stemming from the recently-completed sale-leaseback transactions.

Our gross profit from service revenue decreased $4,839,000 when compared to the thirteen weeks ended August 4, 2007.  As a percentage of service revenue, it decreased to 7.4% from 11.7% in the second quarter of fiscal 2007, due to increased payroll and related expenses, and increased occupancy costs.

Selling, general and administrative expenses, as a percentage of total revenues increased to 24.5% from 23.9% in the second quarter of fiscal 2007.   In dollars, selling, general and administrative expenses decreased $9,238,000 or 7.0%.  This decrease in dollars was the result of expense control initiatives, with major reductions in compensation and compensation related benefits of $9,739,000 and gross media expenditures of $2,700,000, partially offset by increased legal and information system costs of $2,590,000 compared to the same period a year ago.

Net gain (loss) from dispositions of assets increased by $4,092,000 to a $4,077,000 gain from a $15,000 loss in the comparable period a year ago, primarily as a result of the sale-leaseback transaction on 22 stores during the quarter.

Interest expense decreased $5,879,000 to $6,452,000 in the thirteen weeks ended August 2, 2008 from the $12,331,000 recorded in the thirteen weeks ended August 4, 2007 due to reduced debt levels.

Our income tax expense for second quarter of fiscal 2008 was $866,000 or an effective rate of 13.1%.  This compares to an expense in second quarter of fiscal 2007 of $2,348,000 or an effective rate of 37.3%.  In the current quarter, the Company recorded a one-time benefit of approximately $2,400,000 resulting from the recording of a June 2007 state tax law change.

Net earnings of $5,448,000 for the second quarter of fiscal 2008 improved $1,269,000 from the comparative period prior fiscal year resulting primarily from reduced selling, general and administrative expenses, increased real estate gains generated from our sale-leaseback transaction, lower interest expense, and a one-time income tax benefit, which offset lower gross margins due to our decreased revenues.

Twenty-six Weeks Ended August 2, 2008 vs. Twenty-six Weeks Ended August 4, 2007

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Twenty-six weeks ended	August 2, 2008 (Fiscal 2008)		August 4, 2007 (Fiscal 2007)		Favorable (Unfavorable)
Merchandise Sales	81.3%		81.8%		(9.1)%
Service Revenue (1)	18.7		18.2		(6.1)
Total Revenue	100.0		100.0		(8.6)
Costs of Merchandise Sales (2)	70.3	(3)	70.3	(3)	9.1
Costs of Service Revenue (2)	90.7	(3)	88.0	(3)	3.2
Total Costs of Revenue	74.1		73.5		7.8
Gross Profit from Merchandise Sales	29.7	(3)	29.7	(3)	(9.2)
Gross Profit from Service Revenue	9.3	(3)	12.0	(3)	(27.6)
Total Gross Profit	25.9		26.5		(10.7)
Selling, General and Administrative Expenses	24.2		23.7		6.7
Net Gain from Dispositions of Assets	1.0		0.2		NM
Operating Profit	2.6		3.0		(19.3)
Non-operating Income	0.1		0.3		(59.4)
Interest Expense	1.2		2.3		52.5
Earnings from Continuing Operations Before Income Taxes	1.6		1.0		40.6
Income Tax Expense	31.0	(4)	38.5	(4)	(13.1)
Net Earnings from Continuing Operations	1.1		0.6		57.8
Discontinued Operations, Net of Tax	(0.1)		—		NM
Net Earnings	1.0		0.7		37.6

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

(4) As a percentage of Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle.

NM: Not Meaningful

Total revenues for the first twenty-six weeks of fiscal 2008 decreased 8.6% with a 6.6% comparable revenue decrease, resulting primarily from a decline in retail and commercial merchandise sales compared to the first twenty-six weeks of 2007.    Comparable merchandise sales decreased 7.1% and comparable service revenue decreased 4.0%.  The decline in merchandise sales resulted primarily from the exiting of certain non-core merchandise categories and a reduction in customer traffic.

Gross profit from merchandise as a percentage of merchandise sales was 29.7% for the twenty-six week period of both fiscal 2008 and 2007.  In dollars, gross profit from merchandise sales decreased $24,296,000 or 9.2% due to reduced merchandise sales. While the product gross profit improved by 60 basis points and distribution costs improved by 20 basis points, they were offset by an 80 basis point increase in our occupancy costs due to increased rental obligations stemming from the recently-completed sale-leaseback transactions.

Our gross profit from service revenue as a percentage of service revenues decreased to 9.3% from 12.0% in the first six months of fiscal 2007.  In dollars, for the twenty-six weeks ended August 2, 2008, gross profit from service revenue was $17,328,000 or $6,609,000 less than the $23,937,000 recorded in the twenty-six weeks ended August 4, 2007. This 27.6% decrease resulted primarily from the following: a declining revenue base, a semi-fixed payroll and benefits cost, and a fixed occupancy cost.

Selling, general and administrative expenses as a percentage of total revenues increased from 23.7% in the first six months of fiscal 2007 to 24.2% in the same period of fiscal 2008.  In dollars, this expense decreased $17,333,000 or 6.7%.  This decrease resulted from a $6,991,000 or 11.9% reduction in general and administrative expenses due to decreased payroll offset by increased information systems costs related to outsourcing our IT center.  In addition, we reduced our employee benefits costs and incurred lower media expense.

Net gains from disposition of assets increased $7,264,000 to $9,608,000 in the twenty-six weeks ended August 2, 2008 from $2,344,000.  The increase resulted principally from three sale-leaseback transactions completed during fiscal 2008.

Interest expense of $11,879,000 for the current period was $13,108,000 less than the $24,987,000 recorded in the first six months of fiscal 2007 due to a reduced debt level and gains resulting from the debt repurchases.

Income tax expense was $4,960,000 or an effective rate of 31.0% in the twenty-six weeks ended August 2, 2008 as compared to $4,384,000 or an effective rate of 38.4% in the twenty-six weeks ended August 4, 2007.  During the first six months of fiscal 2008, the Company recorded a one-time benefit of approximately $2,400,000 resulting from the recording of a June 2007 state tax law change.

Net earnings improved to $10,120,000 in the current twenty-six weeks as compared to $7,354,000 in the prior year.  This $2,766,000 improvement resulting primarily from reduced selling, general and administrative expenses, real estate gains generated from our sale-leaseback transactions, lower interest expense, and a one-time out of period income tax benefit, which offset lower gross margins due to our decreased revenues.

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

The following table presents the revenues and gross profit for each area of the business:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(Dollar amounts in thousands)	2008	2007	2008	2007

Retail Sales (1)	$275,890	$318,692	$549,215	$629,811
Service Center Revenue (2)	224,153	233,400	448,871	461,864
Total Revenues	$500,043	$552,092	$998,086	$1,091,675

Gross Profit from Retail Sales (3)	$78,375	$91,763	$151,779	$180,529
Gross Profit from Service Center Revenue (3)	52,059	56,953	106,621	108,776
Total Gross Profit	$130,434	$148,716	$258,400	$289,305

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact SFAS No. 161 will have on its consolidated financial statements beginning in fiscal 2009.

In June 2008, the FASB, issued Staff Position EITF 03-6-1 (FSP EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within these fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively.  Early application is not permitted. The Company is currently evaluating the impact FSP EITF 03-6-1 will have on its consolidated financial statements beginning in fiscal 2009.

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

On an on-going basis, we evaluate our estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, risk participation agreements and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to “Critical Accounting Policies and Estimates” as reported in our Form
10-K for the fiscal year ended February 2, 2008, which disclosures are hereby incorporated by reference.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement, changes in LIBOR could affect the rates at which the Company could borrow funds thereunder. At August 2, 2008, the Company had borrowings of $530,000 under this facility. Additionally, the Company has a $153,870,000 Senior Secured Term Loan facility that bears interest at LIBOR plus 2.0%.

The Company has an interest rate swap for a notional amount of $145,000,000, which is designated as a cash flow hedge on its $153,870,000 Senior Secured Term Loan. The Company documented that this swap met the requirements of SFAS No. 133 for hedge accounting on April 9, 2007, and has since recorded the effective portion of the change in fair value through Accumulated Other Comprehensive Loss.

The fair value of the interest rate swap was a $6,196,000 and $10,963,000 payable at August 2, 2008 and February 2, 2008. Of the net $4,767,000 increase in fair value during the twenty-six weeks ended August 2, 2008, $4,869,000 ($3,060,000 net of tax) was included in Accumulated Other Comprehensive Loss on the condensed consolidated balance sheet.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to the fact that there was a material weakness in our internal control over financial reporting (which is a subset of disclosure controls and procedures) as described below.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the second quarter of fiscal 2007, the Company determined it had a material weakness in its internal control over financial reporting related to its financial close and reporting process. Since that time, the Company has continued to implement changes designed to enhance the effectiveness of its financial close and reporting process including (i) hiring staff and providing additional accounting research resources, (ii) improving process documentation and (iii) improving the review process by more senior accounting personnel. However, as of August 2, 2008, the Company believes that its ongoing efforts to hire and train additional staff are not yet complete. Accordingly, the Company cannot provide its constituents with reasonable assurance that the material weakness in the financial close and reporting process has been remediated. The Company has retained experienced accounting consultants, other than the Company’s independent registered public accounting firm, with relevant accounting experience, skills and knowledge, to provide advice to the Company’s management in connection with the fiscal 2008 financial reporting process.

Other than described above, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5.  Other Information

None.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During the fourth quarter of 2006 and the first quarter of 2007, the Company was served with four separate lawsuits brought by former associates employed in California, each of which lawsuits purports to be a class action on behalf of all current and former California store associates. One or more of the lawsuits claim that the plaintiff was not paid for (i) overtime, (ii) accrued vacation time, (iii) all time worked (i.e. “off the clock” work) and/or (iv) late or missed meal periods or rest breaks. The plaintiffs also allege that the Company violated certain record keeping requirements arising out of the foregoing alleged violations. The lawsuits (i) claim these alleged practices are unfair business practices, (ii) request back pay, restitution, penalties, interest and attorney fees and (iii) request that the Company be enjoined from committing further unfair business practices.  The initial accrued vacation time claims were filed in California state court and subsequently removed by the Company to Federal court on jurisdictional grounds.  During the third quarter of 2007, the Company reached a settlement in principle regarding the accrued vacation time claims, which was subject to court approval.  Following the Federal court approval hearing on May 5, 2008,  the Federal court reversed its earlier finding of proper Federal jurisdiction and remanded the case back to California state court.  On July 22, 2008, the Company agreed to a restructured settlement in principle with the plaintiffs regarding the accrued vacation time claims and subsequently submitted such settlement to the California state court for approval.  On May 8, 2008, the Company reached a settlement in principle with respect to the remaining purported class action claims, which is subject to court approval.

The Company is also party to various other actions and claims arising in the normal course of business.

The Company believes that amounts accrued for awards or assessments in connection with all such matters, which amounts were increased by $1,200 and $3,100 in the thirteen weeks and twenty-six weeks ended August 2, 2008, respectively, are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position.  However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated.  While the Company does not believe that the amount of such excess loss could be material to the Company’s financial position, any such loss could have a material adverse effect on the Company’s results of operations in the period(s) during which the underlying matters are resolved.

Item 1A.  Risk Factors

There have been no changes to the risks described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders was held on June 19, 2008. The shareholders elected the directors shown below.

Directors Elected at Annual Meeting of Shareholders

Name	Votes For	Votes Withheld
William Leonard	44,729,966	4,076,705
Peter A. Bassi	44,408,984	4,397,688
Jane Scaccetti	44,665,591	4,141,080
John T. Sweetwood	44,891,624	3,915,047
M. Shân Atkins	44,217,164	4,589,508
Robert H. Hotz	44,768,750	4,037,921
James A. Mitarotonda	44,525,787	4,280,885
Nick White	44,828,850	3,977,821
James A. Williams	43,058,268	5,748,404
Thomas R. Hudson, Jr.	45,341,388	3,465,284
Irvin D. Reid	44,763,905	4,042,767

The shareholders also voted on the appointment of the Company’s registered public accounting firm, Deloitte & Touche LLP, with 48,023,662 affirmative votes, 655,799 negative votes and 127,207 abstentions.

The shareholders also voted to amend the Company’s Articles of Incorporation to provide for majority voting in uncontested elections of Directors, with 45,025,525 affirmative votes, 3,545,133 negative votes and 236,005 abstentions.

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

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date:	September 10, 2008	by:	/s/ Raymond L. Arthur

Raymond L. Arthur
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002