Form 10-Q
period 2008-11-01
PEP BOYS MANNY MOE & JACK
filed 2008-12-10
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 1, 2008

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

As of November 28, 2008 there were 52,127,463 shares of the registrant’s Common Stock outstanding.

Index

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – November 1, 2008 and February 2, 2008	2

	Condensed Consolidated Statements of Operations and Changes in Retained Earnings - Thirteen and Thirty-nine Weeks Ended November 1, 2008 and November 3, 2007	3

	Condensed Consolidated Statements of Cash Flows – Thirty-nine Weeks Ended November 1, 2008 and November 3, 2007	4

	Notes to Condensed Consolidated Financial Statements	5-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Item 5.	Other Information	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

INDEX TO EXHIBITS		30

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

UNAUDITED

	November 1, 2008	February 2, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$38,371	$20,926
Accounts receivable, less allowance for uncollectible accounts of $2,109 and $1,937	25,838	29,450
Merchandise inventories	584,700	561,152
Prepaid expenses	30,133	43,842
Other	43,774	77,469
Assets held for disposal	18,222	16,918
Total Current Assets	741,038	749,757

Property and Equipment - net	747,921	780,779
Deferred income taxes	50,315	20,775
Other	28,669	32,609
Total Assets	$1,567,943	$1,583,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$221,863	$245,423
Trade payable program liability	38,316	14,254
Accrued expenses	256,620	292,623
Deferred income taxes	15,013	—
Current maturities of long-term debt and obligations under capital lease	2,060	2,114
Total Current Liabilities	533,872	554,414

Long-term debt and obligations under capital lease, less current maturities	330,535	400,016
Other long-term liabilities	64,487	72,183
Deferred gain from asset sales	173,184	86,595
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, par value $1 per share:
Authorized 500,000,000 shares; Issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	292,585	296,074
Retained earnings	396,697	406,819
Accumulated other comprehensive loss	(11,470)	(14,183)
Less cost of shares in treasury — 14,234,313 shares and 14,609,094 shares	221,240	227,291
Less cost of shares in benefits trust - 2,195,270 shares	59,264	59,264
Total Stockholders’ Equity	465,865	470,712
Total Liabilities and Stockholders’ Equity	$1,567,943	$1,583,920

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND CHANGES IN RETAINED EARNINGS

(dollar amounts in thousands, except per share amounts)

UNAUDITED

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Merchandise Sales	$378,461	$430,368	$1,189,872	$1,323,161
Service Revenue	85,705	98,393	272,380	297,275
Total Revenues	464,166	528,761	1,462,252	1,620,436
Costs of Merchandise Sales	268,235	343,933	838,574	971,358
Costs of Service Revenue	81,087	86,902	250,434	261,847
Total Costs of Revenues	349,322	430,835	1,089,008	1,233,205
Gross Profit from Merchandise Sales	110,226	86,435	351,298	351,803
Gross Profit from Service Revenue	4,618	11,491	21,946	35,428
Total Gross Profit	114,844	97,926	373,244	387,231
Selling, General and Administrative Expenses	119,827	133,550	361,445	392,501
Net (Loss) Gain from Dispositions of Assets	(53)	(515)	9,555	1,829
Operating (Loss) Profit	(5,036)	(36,139)	21,354	(3,441)
Non-operating Income	305	1,032	1,797	4,703
Interest Expense	7,098	11,501	18,977	36,488
(Loss) Earnings From Continuing Operations Before Income Taxes	(11,829)	(46,608)	4,174	(35,226)
Income Tax (Benefit) Expense	(4,775)	(20,677)	185	(16,293)
Net (Loss) Earnings From Continuing Operations	(7,054)	(25,931)	3,989	(18,933)
Discontinued Operations, Net of Tax	(228)	(2059)	(1,151)	(1,703)
Net (Loss) Earnings	(7,282)	(27,990)	2,838	(20,636)

Retained Earnings, beginning of period	408,351	462,615	406,819	463,797
Cumulative effect adjustment for adoption of EITF 06-10, net of tax	—	—	(1,165)	—
Cumulative effect adjustment for adoption of FIN 48	—	—	—	(155)
Cash Dividends	(3,523)	(3,510)	(10,551)	(10,630)
Effect of Stock Options	—	—	(37)	(1,261)
Dividend Reinvestment Plan	(849)	(27)	(1,207)	(27)
Retained Earnings, end of period	$396,697	$431,088	$396,697	$431,088

Basic and Diluted (Loss) Earnings Per Share:

Net (Loss) Earnings from Continuing Operations	$(0.13)	$(0.49)	$0.08	$(0.36)
Discontinued Operations, Net of Tax	(0.01)	(0.05)	(0.03)	(0.04)
(Loss) Earnings Per Share	$(0.14)	$(0.54)	$0.05	$(0.40)

Cash Dividends Per Share	$0.0675	$0.0675	$0.2025	$0.2025

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

UNAUDITED

Thirty-nine weeks ended	November 1, 2008	November 3, 2007

Cash Flows from Operating Activities:
Net Earnings (Loss)	$2,838	$(20,636)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by continuing operations:
Discontinued operations	1,151	1,703
Depreciation and amortization	55,109	61,724
Inventory impairment	—	32,803
Amortization of deferred gain from asset sales	(7,305)	—
Accretion of asset retirement obligation	206	191
Stock compensation expense	2,314	8,529
Gain from debt retirement	(3,460)	—
Deferred income taxes	(3,603)	(11,812)
Gain from dispositions of assets	(9,555)	(1,829)
Change in fair value of derivative	140	3,665
Loss from asset impairment	370	7,199
Excess tax benefits from stock based awards	(3)	(687)
Change in cash surrender value of life insurance policies	98	(5,423)
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable, prepaid expenses and other	39,759	32,004
Increase in merchandise inventories	(23,548)	(15,677)
Decrease in accounts payable	(23,560)	(38,954)
Decrease in accrued expenses	(37,077)	(5,911)
(Decrease) increase in other long-term liabilities	(3,818)	682
Net cash (used in) provided by continuing operations	(9,944)	47,571
Net cash (used in) provided by discontinued operations	(880)	2,752
Net Cash (Used in) Provided by Operating Activities	(10,824)	50,323

Cash Flows from Investing Activities:
Cash paid for master lease properties	(117,121)	—
Cash paid for property and equipment	(22,653)	(33,074)
Proceeds from dispositions of assets	209,085	2,376
Proceeds from surrender of life insurance policies	—	26,714
Net cash provided by (used in) continuing operations	69,311	(3,984)
Net cash provided by (used in) discontinued operations	2,558	(432)
Net Cash Provided by (Used in) Investing Activities	71,869	(4,416)

Cash Flows from Financing Activities:
Borrowings under line of credit agreements	99,888	436,584
Payments under line of credit agreements	(141,413)	(419,267)
Excess tax benefits from stock based awards	3	687
Borrowings on trade payable program liability	154,886	87,578
Payments on trade payable program liability	(130,824)	(79,972)
Payment for finance issuance cost	(182)	—
Proceeds from lease financing	8,661	—
Reduction of long-term debt	(24,550)	(2,432)
Payments on capital lease obligations	(146)	(210)
Dividends paid	(10,551)	(10,630)
Repurchase of common stock	—	(58,152)
Proceeds from exercise of stock options	23	3,632
Proceeds from dividend reinvestment plan	605	591
Net Cash Used in Financing Activities	(43,600)	(41,591)
Net Increase in Cash and Cash Equivalents	17,445	4,316
Cash and Cash Equivalents at Beginning of Period	20,926	21,884
Cash and Cash Equivalents at End of Period	$38,371	$26,200

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,070	$214
Cash paid for interest	$17,043	$30,100
Accrued purchases of property and equipment	$1,435	$258

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar Amounts in Thousands)

NOTE 1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of November 1, 2008, the condensed consolidated statements of operations and changes in retained earnings for the thirteen and thirty-nine week periods ended November 1, 2008 and November 3, 2007 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 1, 2008 and November 3, 2007 are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at November 1, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements”. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008. The results of operations for the thirteen and thirty-nine week periods ended November 1, 2008 are not necessarily indicative of the operating results for the full fiscal year.

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

In March 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue Number 06-10, “Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, although early adoption is permitted. On February 3, 2008, the Company adopted EITF 06-10, which resulted in a $1,855 pretax charge to retained earnings for its only existing collateral assignment split-dollar life insurance arrangement – an arrangement in place for a former CEO who retired in fiscal 2003.

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

In October 2008 the FASB issued FASB Staff Position FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS 157 in a market that is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this standard did not have a material impact on the Company’s financial statements.

To be adopted:

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interests in the acquired entity; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Costs of the acquisition will be recognized separately from the business combination. SFAS No. 141R applies prospectively, except for taxes, to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. The Company is currently evaluating the impact SFAS No. 141 will have on its consolidated financial statements beginning in fiscal 2009.

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

In February 2008, the FASB issued Staff Position No. FAS 157-2 (FSP No.157-2), “Effective Date of FASB Statement No. 157,” that defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities.  SFAS 157 is effective for certain nonfinancial assets and nonfinancial liabilities for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements beginning in fiscal 2009.

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

NOTE 3. Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $586,811 and $555,188 as of November 1, 2008 and February 2, 2008, respectively. Inventory levels increased during the current quarter reflecting seasonal product offerings.

The Company provides estimates for inventory shrinkage based upon historical levels and the results of its cycle counting program.

The Company also provides for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company records a provision when less than full credit is expected from a vendor or when market is lower than recorded costs. These provisions are revised, if necessary, on a quarterly basis for adequacy. The Company’s inventory is recorded net of provisions for these matters which were $12,679 and $11,167 at November 1, 2008 and February 2, 2008, respectively.

During the third quarter of fiscal 2007, the Company recorded a $32,803 inventory write-down for the discontinuance and planned exit of certain non-core merchandise adopted as one of the initial steps in the Company’s long-term strategic plan. The write-down reduced the carrying value of the discontinued merchandise from $74,080 to $41,277. The carrying value of the discontinued merchandise is evaluated quarterly as compared to the estimated sell through that was utilized in determining the impairment. The inventory impairment was recorded in cost of merchandise sales on the consolidated statement of operations. The carrying value of the discontinued merchandise was $226 at November 1, 2008 and $8,612 at February 2, 2008.

NOTE 4. Property and Equipment

The Company’s property and equipment as of November 1, 2008 and February 2, 2008 was as follows:

(dollar amounts in thousands)	November 1, 2008	February 2, 2008

Property and Equipment - at cost:
Land	$207,653	$213,962
Buildings and improvements	831,664	858,699
Furniture, fixtures and equipment	677,662	699,303
Construction in progress	2,327	3,992
	1,719,306	1,775,956
Less accumulated depreciation and amortization	971,385	995,177
Total Property and Equipment - Net	$747,921	$780,779

During the second quarter of fiscal 2008, the Company settled an outstanding contractual obligation to purchase 29 properties that were previously leased under a master operating lease for $117,121, including $803 of fees.  The Company allocated the acquisition cost to these properties based on relative fair values.  The acquisition cost was lower than the aggregate fair value for these properties.

NOTE 5. Income Taxes

On February 4, 2007, the Company adopted the provisions of FIN 48. In connection with the adoption, the Company recorded a net decrease to retained earning of $155 and reclassified certain previously recognized deferred tax attributes as FIN 48 liabilities.  The amount of unrecognized tax benefits at February 4, 2007 was $7,126 including accrued interest of $734.

The company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of November 1, 2008 and February 2, 2008, we had approximately $1,263 and $1,172 of accrued interest and penalties related to uncertain tax positions, respectively.

Included in the unrecognized tax benefits of $2,741 and $3,847 at November 1, 2008 and February 2, 2008 was $1,744 and $2,244 of tax benefits, respectively, that if recognized, would affect our annual effective tax rate.  We are undergoing examinations of our tax returns in certain jurisdictions.  We have uncertain liabilities of approximately $1,877 for which it is reasonably possible that the amount will increase or decrease within the next twelve months.  However, based on the uncertainties associated with settlements and the status of examination, it is not possible to estimate the impact of the change.

The Company and its subsidiaries file U.S., state and Puerto Rico income tax returns in jurisdictions with varying statutes of limitations.  The 2005 through 2007 tax years generally remain subject to examination by federal and most state tax authorities.  The Company and its subsidiaries have various state income tax returns in the process of examination, appeals and settlement.  In Puerto Rico, the 2004 through 2007 tax years generally remain subject to examination by their respective tax authorities.

Under FAS 109, the company is required to project the deferred tax effects of expected year end temporary differences.  Based on the projections, as of January 31, 2009 the company will have $29,632 federal net operating losses, $128,455 of state losses and $0 of Puerto Rico losses.  As of February 2, 2008, the Company had $46,716 of federal losses, $180,411 of state losses and $768 of Puerto Rico losses.  The state losses will expire in various years beginning in 2008.

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. To the extent the Company believes that recovery is not more likely than not, a valuation allowance must be established. In this regard when determining whether or not a valuation allowance should be established, the Company considers various tax planning strategies, including potential real estate transactions to generate future taxable income.  The Company had valuation allowances for these matters of $5,649 and $4,077 as of November 1, 2008 and February 2, 2008, respectively.

NOTE 6. Discontinued Operations

In the third quarter of fiscal 2007, the Company adopted its long-term strategic plan. One of the initial steps in this plan was the identification of 31 low-return stores for closure. The Company is accounting for these store closures in accordance with the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS 144). In accordance with SFAS No. 144, discontinued operations for all periods presented reflect the operating results for 11 of the 31 closed stores because the Company does not believe that the customers of these stores are likely to become customers of other Pep Boys stores due to geographical considerations. The operating results for the other 20 closed stores are included in continuing operations because the Company believes that the customers of these stores are likely to become customers of other Pep Boys stores that are in close proximity.  Below is a summary of these discontinued stores’ operations for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(dollar amounts in thousands)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

Revenues in discontinued operations
Merchandise Sales	$—	$5,357	$—	$16,168
Service Revenue	—	1,258	—	3,674
Total revenues, discontinued operations	$—	$6,615	$—	$19,842

Loss from discontinued operations, before income taxes	$(351)	$(3,154)	$(1,771)	$(2,607)

The loss from discontinued operations during the thirteen and thirty-nine week periods ended November 3, 2007 includes a $3,764 asset impairment charge associated with 11 closed stores classified as discontinued operations.

Additionally, the Company has classified certain assets as assets held for disposal on its balance sheets.  As of November 1, 2008 and February 2, 2008, the net book values of these assets were as follows:

(dollar amounts in thousands)	November 1, 2008	February 2, 2008

Land	$9,876	$9,976
Buildings and improvements	15,548	15,805
	25,424	25,781
Less accumulated depreciation and amortization	(7,202)	(8,863)
Assets held for disposal	$18,222	$16,918

Three properties purchased on July 30, 2008 as part of the settlement of the master operating lease (see footnote 4), have been classified as held for sale as of November 1, 2008.

During the second quarter of fiscal 2008, the Company sold one property that was classified as held for sale for net proceeds of $1,266 and recognized a $254 net gain from disposition of assets.  During the third quarter of fiscal 2008, the Company sold three properties that were classified as held for sale as of February 2, 2008, for net proceeds of $2,944 and recognized a $201 gain within discontinued operations and a $36 net loss from disposition of assets.

The following details the fiscal 2008 activity in the reserve for store closings. The remaining reserve includes remaining rent on leases.

(dollar amount in thousands)	Severance	Lease Expenses	Other Costs and Contractual Obligations	Total
Balance at February 2, 2008	$58	$3,574	$109	$3,741
Provision for present value of liabilities	—	270	—	270
Other	—	(62)	—	(62)
Cash payments	(58)	(1,281)	(109)	(1,448)
Balance at November 1, 2008	$—	$2,501	$—	$2,501

NOTE 7. Pension and Savings Plan

Pension expense includes the following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(dollar amounts in thousands)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

Service cost	$30	$22	$90	$124
Interest cost	858	893	2,602	2,565
Expected return on plan assets	(612)	(566)	(1,837)	(1,740)
Amortization of transition obligation	40	40	122	122
Amortization of prior service cost	92	95	277	277
Amortization of net loss	255	385	763	1,361
Net periodic benefit cost	$663	$869	$2,017	$2,709

The Company has a qualified defined benefit pension plan with accrued benefits frozen at December 31, 1996. The Company makes contributions to this plan in accordance with the requirements of ERISA. The Company does not anticipate making a contribution to this plan during fiscal 2008.

The Company has a non-qualified Executive Supplemental Retirement Plan (SERP) that is an unfunded defined benefit plan. This plan was closed to new participants on January 31, 2004. As of November 1, 2008, the Company contributed $3,967 of an anticipated $5,500 contribution during fiscal 2008 to this plan.

The Company has a non-qualified SERP defined contribution plan for key employees who were designated by the Board of Directors after January 31, 2004. The Company recorded a benefit for the defined contribution portion of the plan of approximately $248 and $158 for the thirteen weeks ended November 1, 2008, and November 3, 2007, respectively. The Company’s contribution expense was approximately $59 and $263 for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.

The Company has two qualified savings plans, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation. The Company’s savings plans’ contribution expense was approximately $927 and $961 for the thirteen weeks ended November 1, 2008 and November 3, 2007, respectively, and approximately $2,971 and $2,589 for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.

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

On April 10, 2008, the Company sold 23 owned properties to an independent third party. Net proceeds from this sale were $72,977. Concurrent with the sale, the Company entered into agreements to lease the properties back from the purchaser over a minimum lease term of 15 years. The Company classified 22 of these leases as operating leases. The leases have an initial term of 15 years with four five-year renewal options. The leases have yearly incremental rental increases that are 1.5% of the prior year’s rentals. These leases result in approximately $92,000 in future minimum rental payments during the initial non-cancelable lease term. The second through the fourth renewal options are at fair market rents. A $5,522 gain on the sale of these properties was recognized immediately upon execution of the sale and a $34,483 gain was deferred. The deferred gain is being recognized over 15 years. The Company initially had continuing involvement in one property and, accordingly, recorded $4,583 of the transaction’s total net proceeds as a borrowing and as a financing activity in the Statement of Cash Flows. During the second quarter of 2008, the Company determined it no longer had continuing involvement with this property and recorded the sale of this property as a sale-leaseback transaction, removing the asset and related lease financing and recorded a $1,515 deferred gain.

On July 30, 2008, the Company sold 22 properties to an independent third party. Net proceeds from this sale were $75,951. Concurrent with the sale, the Company entered into agreements to lease the properties back from the purchaser over a minimum lease term of 15 years. The Company classified 21 of these leases as operating leases. The leases have an initial term of 15 years with four five-year renewal options. The leases have yearly incremental rental increases that are 1.5% of the prior year’s rentals. These leases result in approximately $97,000 in future minimum rental payments during the initial non-cancelable lease term. The second through the fourth renewal options are at fair market rents. A $2,124 gain on the sale of these properties was recognized immediately upon execution of the sale and a $28,638 gain was deferred. The deferred gain is being recognized over 15 years. The Company initially had continuing involvement in one property and, accordingly, recorded $3,896 of the transaction’s total net proceeds as a borrowing and as a financing activity in the Statement of Cash Flows. During the third quarter of 2008, the Company determined it no longer had continuing involvement with this property and recorded the sale of this property as a sale-leaseback transaction, removing the asset and related lease financing and recorded a $2,448 deferred gain.

The Company recognized $2,260 and $5,511 in Cost of Merchandise Sales, and $736 and $1,794 in Costs of Service Revenue of the deferred gain generated from the sale-leaseback transactions for the thirteen weeks and thirty-nine weeks ended November 1, 2008, respectively.

Of the 562 store locations operated by the Company at November 1, 2008, 235 are owned and 327 are leased.

NOTE 9. Debt and Financing Arrangements

(dollar amounts in thousands)	November 1, 2008	February 2, 2008
7.50% Senior Subordinated Notes, due December 2014	$174,535	$200,000
Senior Secured Term Loan, due October 2013	152,712	154,652
Other notes payable, 8.0%	—	248
Lease financing obligations, payable through October 2022	4,575	4,786
Capital lease obligations payable through October 2009	253	399
Line of credit agreement, through December 2009	520	42,045
	332,595	402,130
Less current maturities	2,060	2,114
Long-term debt and obligations under capital leases, less current maturities	$330,535	$400,016

On February 15, 2007, the Company amended its Senior Secured Term Loan to reduce the interest rate from London Interbank Offered Rate (LIBOR) plus 2.75% to LIBOR plus 2.00%.

The Company used the proceeds from its March 25, 2008 sale-leaseback transaction and available cash to repay the $49,915 then drawn on its line of credit agreement and to repurchase $20,965 principal amount of its 7.50% Senior Subordinated Notes for $18,082.  The gain on the retirement of debt is included in interest expense.

As part of the April 10, 2008 sale-leaseback transaction, the Company determined that it has continuing involvement in one property and recorded the $4,583 proceeds, net of execution costs, as a borrowing in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” During the second quarter of 2008, the Company determined it no longer had continuing involvement with this property. Accordingly, the Company recorded this property as a sale-leaseback, retired the asset and related lease financing and recorded a $1,515 deferred gain.

As part of the July 30, 2008 sale-leaseback transaction, the Company determined that it has continuing involvement in one property and has recorded the $3,896 proceeds, net of execution costs, as a borrowing in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” During the third quarter of 2008, the Company determined it no longer had continuing involvement with this property. Accordingly, the Company recorded this property as a sale-leaseback, retired the asset and related lease financing and recorded a $2,448 deferred gain.

The Company had $231,223 of availability under its line of credit agreement on November 1, 2008.

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

The reserve for warranty costs activity for the thirty-nine week periods ended November 1, 2008 and November 3, 2007, respectively, is as follows:

(dollar amounts in thousands)	Thirty-nine Weeks Ended November 1, 2008	Thirty-nine Weeks Ended November 3, 2007

Beginning balance	$247	$645

Additions related to current period sales	9,188	7,774

Warranty costs incurred in current period	(8,790)	(7,993)

Ending balance	$645	$426

NOTE 11. (Loss) Earnings Per Share

(in thousands, except per share amounts)

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
		November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

(a)	Net (Loss) Earnings From Continuing Operations	$(7,054)	$(25,931)	$3,989	$(18,933)

	Discontinued Operations, Net of Tax	(228)	(2,059)	(1,151)	(1,703)

	Net (Loss) Earnings	$(7,282)	$(27,990)	$2,838	$(20,636)

(b)	Basic average number of common shares outstanding during period	52,099	51,844	52,106	52,206

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	—	—	83	—

(c)	Diluted average number of common shares assumed outstanding during period	52,099	51,844	52,189	52,206

	Basic Loss Earnings per Share:
	Net (Loss) Earnings From Continuing Operations (a/b)	$(0.13)	$(0.49)	$0.08	$(0.36)
	Discontinued Operations, Net of Tax	(0.01)	(0.05)	(0.03)	(0.04)
	Basic (Loss) Earnings per Share	$(0.14)	$(0.54)	$0.05	$(0.40)

	Diluted (Loss) Earnings per Share:
	Net (Loss) Earnings From Continuing Operations (a/c)	$(0.13)	$(0.49)	$0.08	$(0.36)
	Discontinued Operations, Net of Tax	(0.01)	(0.05)	(0.03)	(0.04)
	Diluted (Loss) Earnings per Share	$(0.14)	$(0.54)	$0.05	$(0.40)

As of November 1, 2008 and November 3, 2007, respectively, there were 1,339,000 and 3,397,000 outstanding options and restricted stock units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. All such shares are excluded from the diluted earnings per share calculation for the thirteen weeks ended November 1, 2008 and November 3, 2007, respectively, and for the thirty-nine weeks ended November 3, 2007. The total numbers of such shares excluded from the diluted earnings per share calculation are 1,540,000 for the thirty-nine weeks ended November 1, 2008.

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

The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of November 1, 2008 and February 2, 2008 and the related condensed consolidating statements of operations for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007 and condensed consolidating statements of cash flows for the thirty-nine weeks ended November 1, 2008 and November 3, 2007 for (i) the Company (“Pep Boys”) on a parent only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Subsidiary Guarantors on a combined basis including the consolidation by PBY Corporation of its wholly owned subsidiary, Pep Boys Manny Moe & Jack of California, (iii) the subsidiary of the Company that does not guarantee the Notes, and (iv) the Company on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

As of November 1, 2008	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$27,526	$7,556	$3,289	$—	$38,371
Accounts receivable, net	12,481	13,357	—	—	25,838
Merchandise inventories	199,381	385,319	—	—	584,700
Prepaid expenses	23,041	12,670	2,352	(7,930)	30,133
Other	7,490	6	47,772	(11,494)	43,774
Assets held for sale	2,517	15,705	—	—	18,222
Total Current Assets	272,436	434,613	53,413	(19,424)	741,038

Property and Equipment—Net of accumulated depreciation and amortization	240,225	495,076	32,396	(19,776)	747,921
Investment in subsidiaries	1,702,752	—	—	(1,702,752)	—
Intercompany receivable	—	977,169	75,129	(1,052,298)	—
Deferred income taxes	11,433	38,882	—	—	50,315
Other	28,003	666	—	—	28,669
Total Assets	$2,254,849	$1,946,406	$160,938	$(2,794,250)	$1,567,943
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$221,854	$9	$—	$—	$221,863
Trade payable program liability	38,316	—	—	—	38,316
Accrued expenses	45,003	84,112	135,435	(7,930)	256,620
Deferred income taxes	—	26,507	—	(11,494)	15,013
Current maturities of long-term debt and obligations under capital leases	1,815	245	—	—	2,060
Total Current Liabilities	306,988	110,873	135,435	(19,424)	533,872
Long-term debt and obligations under capital leases, less current maturities	325,862	4,673	—	—	330,535
Other long-term liabilities	32,053	32,434	—	—	64,487
Deferred gain from asset sales	71,783	121,177	—	(19,776)	173,184
Intercompany liabilities	1,052,298	—	—	(1,052,298)	—
Stockholders’ Equity	465,865	1,677,249	25,503	(1,702,752)	465,865
Total Liabilities and Stockholders’ Equity	$2,254,849	$1,946,406	$160,938	$(2,794,250)	$1,567,943

As of February 2, 2008	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$12,208	$6,655	$2,063	$—	$20,926
Accounts receivable, net	15,580	13,854	16	—	29,450
Merchandise inventories	198,975	362,177	—	—	561,152
Prepaid expenses	21,368	17,938	18,655	(14,119)	43,842
Other	21,272	15	69,323	(13,141)	77,469
Assets held for disposal	4,991	11,927	—	—	16,918
Total Current Assets	274,394	412,566	90,057	(27,260)	749,757

Property and Equipment—Net	258,527	509,398	32,908	(20,054)	780,779
Investment in subsidiaries	1,646,349	—	—	(1,646,349)	—
Intercompany receivable	—	888,352	81,833	(970,185)	—
Deferred income taxes	1,403	19,372	—	—	20,775
Other	31,638	971	—	—	32,609
Total Assets	$2,212,311	$1,830,659	$204,798	$(2,663,848)	$1,583,920
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$245,414	$9	$—	$—	$245,423
Trade payable program liability	14,254	—	—	—	14,254
Accrued expenses	57,320	70,486	183,910	(19,093)	292,623
Deferred income taxes	—	8,167	—	(8,167)	—
Current maturities of long-term debt and obligations under capital leases	1,843	271	—	—	2,114
Total Current Liabilities	318,831	78,933	183,910	(27,260)	554,414
Long-term debt and obligations under capital leases, less current maturities	369,657	30,359	—	—	400,016
Other long-term liabilities	38,109	34,074	—	—	72,183
Deferred gain from sale of assets	44,817	61,832	—	(20,054)	86,595
Intercompany liabilities	970,185	—	—	(970,185)	—
Stockholders’ Equity	470,712	1,625,461	20,888	(1,646,349)	470,712
Total Liabilities and Stockholders’ Equity	$2,212,311	$1,830,659	$204,798	$(2,663,848)	$1,583,920

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(dollars in thousands)

Thirteen Weeks Ended November 1, 2008	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated

Merchandise Sales	$126,430	$252,031	$—	$—	$378,461
Service Revenue	29,283	56,422	—	—	85,705
Other Revenue	—	—	5,797	(5,797)	—
Total Revenues	155,713	308,453	5,797	(5,797)	464,166
Costs of Merchandise Sales	88,368	180,273	—	(406)	268,235
Costs of Service Revenue	25,523	55,602	—	(38)	81,087
Costs of Other Revenue	—	—	2,814	(2,814)	—
Total Costs of Revenues	113,891	235,875	2,814	(3,258)	349,322
Gross Profit from Merchandise Sales	38,062	71,758	—	406	110,226
Gross Profit from Service Revenue	3,760	820	—	38	4,618
Gross Gain from Other Revenue	—	—	2,983	(2,983)	—
Total Gross Profit	41,822	72,578	2,983	(2,539)	114,844
Selling, General and Administrative Expenses	44,688	78,226	67	(3,154)	119,827
Net Gain (Loss) from Dispositions of Assets	82	(135)	—	—	(53)
Operating (Loss) Profit	(2,784)	(5,783)	2,916	615	(5,036)
Non-Operating (Expense) Income	(3,685)	26,740	636	(23,386)	305
Interest Expense (Income)	21,976	8,695	(802)	(22,771)	7,098
(Loss) Earnings from Continuing Operations Before Income Taxes	(28,445)	12,262	4,354	—	(11,829)
Income Tax (Benefit) Expense	(10,587)	4,395	1,417	—	(4,775)
Equity in Earnings of Subsidiaries	10,473	—	—	(10,473)	—
Net Earnings from Continuing Operations	(7,385)	7,867	2,937	(10,473)	(7,054)
Discontinued Operations, Net of Tax	103	(331)	—	—	(228)
Net (Loss) Earnings	$(7,282)	$7,536	$2,937	$(10,473)	$(7,282)

		Subsidiary	Subsidiary	Consolidation /
Thirteen Weeks Ended November 3, 2007	Pep Boys	Guarantors	Non-Guarantors	Elimination	Consolidated

Merchandise Sales	$146,777	$283,591	$	$	$430,368
Service Revenue	33,964	64,429			98,393
Other Revenue			6,135	(6,135)
Total Revenues	180,741	348,020	6,135	(6,135)	528,761
Costs of Merchandise Sales	117,570	227,341		(978)	343,933
Costs of Service Revenue	29,040	58,232		(370)	86,902
Costs of Other Revenue			4,933	(4,933)
Total Costs of Revenues	146,610	285,573	4,933	(6,281)	430,835
Gross Profit from Merchandise Sales	29,207	56,250		978	86,435
Gross Profit from Service Revenue	4,924	6,197		370	11,491
Gross Profit from Other Revenue			1,202	(1,202)
Total Gross Profit	34,131	62,447	1,202	146	97,926
Selling, General and Administrative Expenses	41,095	93,824	84	(1,453)	133,550
Net Loss from Dispositions of Assets	(91)	(424)			(515)
Operating Profit	(7,055)	(31,801)	1,118	1,599	(36,139)
Non-Operating (Expense) Income	(2,521)	32,846	(1,979)	(27,314)	(1,032)
Interest Expense	29,871	11,288	(3,943)	(25,715)	11,501
(Loss) Earnings from Continuing Operations Before Income Taxes	(39,447)	(10,243)	3,082		(46,608)
Income Tax (Benefit) Expense	(22,188)	(508)	2,019		(20,677)
Equity in Earnings of Subsidiaries	(10,571)			10,571
Net (Loss) Earnings from Continuing Operations	(27,830)	(9,735)	1,063	10,571	(25,931)
Discontinued Operations, Net of Tax	(160)	(1,899)			(2,059)
Net (Loss) Earnings	$(27,990)	$(11,634)	$1,063	$10,571	$(27,990)

Thirty-nine Weeks Ended November 1, 2008	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated

Merchandise Sales	$404,555	$785,317	$—	$—	$1,189,872
Service Revenue	94,526	177,854	—	—	272,380
Other Revenue	—	—	17,167	(17,167)	—
Total Revenues	499,081	963,171	17,167	(17,167)	1,462,252
Costs of Merchandise Sales	283,416	556,382	—	(1,224)	838,574
Costs of Service Revenue	82,604	167,943	—	(113)	250,434
Costs of Other Revenue	—	—	12,105	(12,105)	—
Total Costs of Revenues	366,020	724,325	12,105	(13,442)	1,089,008
Gross Profit from Merchandise Sales	121,139	228,935	—	1,224	351,298
Gross Profit from Service Revenue	11,922	9,911	—	113	21,946
Gross Gain from Other Revenue	—	—	5,062	(5,062)	—
Total Gross Profit	133,061	238,846	5,062	(3,725)	373,244
Selling, General and Administrative Expenses	134,104	232,688	227	(5,574)	361,445
Net Gain from Dispositions of Assets	3,385	6,170	—	—	9,555
Operating Profit (Loss)	2,342	12,328	4,835	1,849	21,354
Non-Operating (Expense) Income	(11,640)	88,230	1,920	(76,713)	1,797
Interest Expense (Income)	73,089	23,430	(2,678)	(74,864)	18,977
(Loss) Earnings from Continuing Operations Before Income Taxes	(82,387)	77,128	9,433	—	4,174
Income Tax (Benefit) Expense	(27,077)	24,291	2,971		185
Equity in Earnings of Subsidiaries	58,250	—	—	(58,250)	—
Net Earnings from Continuing Operations	2,940	52,837	6,462	(58,250)	3,989
Discontinued Operations, Net of Tax	(102)	(1,049)	—	—	(1,151)
Net Earnings	$2,838	$51,788	$6,462	$(58,250)	$2,838

		Subsidiary	Subsidiary	Consolidation /
Thirty-nine Weeks Ended November 3, 2007	Pep Boys	Guarantors	Non-Guarantors	Elimination	Consolidated

Merchandise Sales	$455,716	$867,445	$	$	$1,323,161
Service Revenue	103,388	193,887			297,275
Other Revenue			18,607	(18,607)
Total Revenues	559,104	1,061,332	18,607	(18,607)	1,620,436
Costs of Merchandise Sales	335,183	637,153		(978)	971,358
Costs of Service Revenue	88,125	174,092		(370)	261,847
Costs of Other Revenue			14,771	(14,771)
Total Costs of Revenues	423,308	811,245	14,771	(16,119)	1,233,205
Gross Profit from Merchandise Sales	120,533	230,292		978	351,803
Gross Profit from Service Revenue	15,263	19,795		370	35,428
Gross Profit from Other Revenue			3,836	(3,836)
Total Gross Profit	135,796	250,087	3,836	(2,488)	387,231
Selling, General and Administrative Expenses	125,960	270,637	242	(4,338)	392,501
Net Gain (Loss) from Dispositions of Assets	2,263	(434)			1,829
Operating Profit	12,099	(20,984)	3,594	1,850	(3,441)
Non-Operating (Expense) Income	(10,458)	98,428	1,986	(85,253)	4,703
Interest Expense	91,393	32,441	(3,943)	(83,403)	36,488
(Loss) Earnings from Continuing Operations Before Income Taxes	(89,752)	45,003	9,523		(35,226)
Income Tax (Benefit) Expense	(41,570)	20,788	4,489		(16,293)
Equity in Earnings of Subsidiaries	27,572			(27,572)
Net Earnings from Continuing Operations	(20,610)	24,215	5,034	(27,572)	(18,933)
Discontinued Operations, Net of Tax	(26)	(1,677)			(1,703)
Net (Loss) Earnings	$(20,636)	$22,538	$5,034	$(27,572)	$(20,636)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

Thirty-nine Weeks Ended November 1, 2008	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Cash Flows from Operating Activities:
Net Earnings	$2,838	$51,788	$6,462	$(58,250)	$2,838
Adjustments to Reconcile Net Earnings to Net Cash (Used in) Provided By Continuing Operations	(46,872)	24,653	1,278	56,403	35,462
Changes in operating assets and liabilities	(29,894)	(6,979)	(11,371)	—	(48,244)
Net cash (used in) provided by continuing operations	(73,928)	69,462	(3,631)	(1,847)	(9,944)
Net cash used in discontinued operations	(221)	(659)	—	—	(880)
Net Cash (Used in) Provided by Operating Activities	(74,149)	68,803	(3,631)	(1,847)	(10,824)

Net Cash Provided by Investing Activities	25,877	45,992	—	—	71,869

Net Cash Provided by (Used in) Financing Activities	63,590	(113,894)	4,857	1,847	(43,600)

Net Increase in Cash and Cash Equivalents	15,318	901	1,226	—	17,445
Cash and Cash Equivalents at Beginning of Period	12,208	6,655	2,063	—	20,926
Cash and Cash Equivalents at End of Period	$27,526	$7,556	$3,289	$—	$38,371

Thirty-nine Weeks Ended November 3, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(20,636)	$22,538	$5,034	$(27,572)	$(20,636)
Adjustments to Reconcile Net Earnings to Net Cash (Used in) Provided By Continuing Operations	12,581	56,894	1,162	25,426	96,063
Changes in operating assets and liabilities	(53,244)	31,793	(6,701)	296	(27,856)
Net cash (used in) provided by continuing operations	(61,299)	111,225	(505)	(1,850)	47,571
Net cash provided by discontinued operations	1,694	1,058	—	—	2,752
Net Cash (Used in) Provided by Operating Activities	(59,605)	112,283	(505)	(1,850)	50,323

Net cash provided by (used in) investing activities	18,200	(22,184)	—	—	(3,984)
Net cash used in discontinued operations	(193)	(239)			(432)
Net Cash Provided by (Used in) Investing Activities	18,007	(22,423)	—	—	(4,416)

Net Cash Provided by (Used in) Financing Activities	41,880	(86,994)	1,673	1,850	(41,591)

Net Increase in Cash and Cash Equivalents	282	2,866	1,168	—	4,316
Cash and Cash Equivalents at Beginning of Period	13,581	7,946	357	—	21,884
Cash and Cash Equivalents at End of Period	$13,863	$10,812	$1,525	$—	$26,200

NOTE 13. Commitments and Contingencies

During the fourth quarter of 2006 and the first quarter of 2007, the Company was served with four separate lawsuits brought by former associates employed in California, each of which lawsuits purports to be a class action on behalf of all current and former California store associates. One or more of the lawsuits claim that the plaintiff was not paid for (i) overtime, (ii) accrued vacation time, (iii) all time worked (i.e. “off the clock” work) and/or (iv) late or missed meal periods or rest breaks. The plaintiffs also allege that the Company violated certain record keeping requirements arising out of the foregoing alleged violations. The lawsuits (i) claim these alleged practices are unfair business practices, (ii) request back pay, restitution, penalties, interest and attorney fees and (iii) request that the Company be enjoined from committing further unfair business practices.  The Company has reached a settlement in principle regarding the accrued vacation time claims, which was preliminarily approved by the court on December 1, 2008.  The remaining purported class action claims have been settled and have received final court approval and are expected to be paid out in the fourth quarter of 2008.

The Company is also party to various other actions and claims arising in the normal course of business.

The Company believes that amounts accrued for awards or assessments in connection with all such matters, which amounts were increased by $625 and $3,725 in the thirteen weeks and thirty-nine weeks ended November 1, 2008, respectively, are adequate. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated.  While the Company does not believe that the amount of such excess loss could be material to the Company’s financial position, any such loss could have a material adverse effect on the Company’s results of operations in the period(s) during which the underlying matters are resolved.

NOTE 14. Other Comprehensive (Loss) Income

The following are the components of comprehensive (loss) income:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(dollar amounts in thousands)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net (loss) earnings	$(7,282)	$(27,990)	$2,838	$(20,636)
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustment	246	318	733	1,097
Derivative financial instrument adjustments (1)	(1,080)	(3,733)	1,980	(3,016)
Comprehensive (loss)	$(8,116)	$(31,405)	$(5,551)	$(22,555)

The components of accumulated other comprehensive loss are:

(dollar amounts in thousands)	November 1, 2008	February 2, 2008
Derivative financial instrument adjustment, net of tax	$4,442	$2,462
Defined benefit plan adjustment, net of tax	(15,912)	(16,645)
Accumulated other comprehensive loss	$(11,470)	$(14,183)

(1)

Of the net $3,010 increase in fair value during the thirty-nine weeks ended November 1, 2008, $3,150 ($1,980 net of tax) is included in Accumulated Other Comprehensive Loss on the condensed consolidated balance sheet and a $140 expense was recorded through the condensed consolidated statement of operations.

NOTE 15. Fair Value Measurements

The Company adopted SFAS No. 157, (as impacted by FSP Nos. 157-1, 157-2, and 157-3) effective February 3, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

Effective February 3, 2008, the application of fair value under SFAS No. 157 (as amended by FSP Nos. 157-1,157-2, and 157-3) related to the Company’s long-term investments and interest rate swap agreements. These items were previously, and will continue to be, recorded at fair value at each balance sheet date. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities.

Long-term investments:

Long-term investments consist principally of U.S. Treasury securities which are valued at quoted market prices. The Company considers its long-term investments to be valued using Level 1 measurements.

Derivative liability:

The Company has an interest rate swap which is within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company values this swap using observable market data to discount projected cash flows and for credit risk adjustments. The Company considers these to be Level 2 measurements.

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis.

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	November 1, 2008	Level 1	Level 2	Level 3
Assets:
Other long-term assets
Long-term investments	$8,303	$8,303

Liabilities:
Other long-term liabilities
Derivative liability	$7,953		$7,953

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

During the fiscal quarter ended November 1, 2008, the Company had no significant measurements of assets or liabilities at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition. As indicated in Note 1, the aspects of SFAS No. 157 for which the effective date for the Company was deferred under FSP No. 157-2 until February 1, 2009 relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.

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

For the thirteen weeks ended November 1, 2008, our comparable sales (sales generated by locations in operation during the same period) decreased by 10.4%.  This decrease in comparable sales was comprised of a 10.3% decrease in comparable merchandise sales and 11.0% decrease in comparable service revenue.  Sales were adversely impacted by a challenging economic environment and decreasing customer count. In addition, merchandise sales were negatively affected by the discontinuance and planned exit of certain non-core merchandise.

Our net loss for the thirteen weeks ended November 1, 2008 was $7,282,000 or a $20,707,000 improvement over the net loss of $27,990,000 reported in the thirteen weeks ended November 3, 2007.  The prior year quarter included, on a pre-tax basis,  a $32,803,000 inventory impairment charge, a $10,963,000 asset impairment charge, $3,100,000 in executive severance costs and $6,250,000 in legal settlements and reserves, offset by a $3,900,000 benefit on a company-owned life insurance policy. Excluding these items, profitability declined primarily due to lower gross profit dollars as a result of lower sales partially offset by lower selling, general and administrative and interest expenses.

For the thirty-nine weeks ended November 1, 2008, our comparable net sales decreased 7.8% with comparable merchandise sales decreasing 8.1% and service revenue decreasing 6.3%.  Net earnings for these thirty-nine weeks were $2,838,000 versus a net loss of $20,636,000 in the same period of fiscal 2007. The improvement in profitability was driven by the same factors as discussed above.

The following discussion explains the significant developments affecting our financial condition and material changes in our results of operations for the thirteen weeks and thirty-nine weeks ended November 1, 2008.  We recommend that you read the audited consolidated financial statements, footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements arise principally from the purchase of inventory and capital expenditures related to existing stores, offices, warehouses and information systems. The capital expenditures for the thirty-nine weeks ended November 1, 2008 were used primarily to purchase 29 properties for $117,121,000 that were previously leased under a master operating lease and for store capital maintenance and improvements. During the thirty-nine weeks ended November 1, 2008, we invested approximately $22,653,000 in store capital maintenance and improvements versus the $33,074,000 invested during the same period for fiscal 2007. We estimate that capital expenditures related to existing stores, warehouses and offices and information systems for the remaining three months of fiscal 2008 will be approximately $10,000,000.

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

During the second quarter of fiscal 2008, the Company completed a sale-leaseback transaction for 22 stores. The $75,951,000 net proceeds were used to finance, together with $41,170,000 of cash on hand, the purchase of the 29 properties for $117,121,000 that were previously leased under a master operating lease.

We anticipate that our net cash provided by operating activities and funds available under our existing revolving credit facility will exceed our principal cash requirements for capital expenditures and inventory purchases for the next 12 months.

Working Capital increased from $195,343,000 at February 2, 2008 to $207,166,000 at November 1, 2008. At November 1, 2008, we had stockholders’ equity of $465,865,000 and long-term debt, net of current maturities, of $330,535,000. Our long-term debt was approximately 42% of our total capitalization at November 1, 2008 and 46% at February 2, 2008.

As of November 1, 2008, we had undrawn availability under our revolving credit facility of $231,223,000. The Company’s current credit facility expires on December 9, 2009. As of December 8, 2008, we have secured commitments from a syndicate led by Bank of America for a $300,000,000 replacement facility.  This facility is expected to close, subject to the satisfaction of customary closing conditions, before our fiscal year ends on January 31, 2009.

Except as noted above, we have no material debt maturities due within the next twelve months.

During the third quarter of 2008, we amended our vendor financing program to increase the availability to $40,000,000 reflecting current usage. Under this program, the Company’s factor makes accelerated and discounted payments to our vendors and the Company, in turn, makes its regularly scheduled full vendor payments to the factor. As of November 1, 2008, the Company had an outstanding balance of $38,316,000 under these programs, classified as trade payable program liability in the consolidated balance sheet.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 1, 2008 vs. Thirteen Weeks Ended November 3, 2007

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	November 1, 2008 (Fiscal 2008)		November 3, 2007 (Fiscal 2007)		Favorable (Unfavorable)

Merchandise Sales	81.5%		81.4%		(12.1)%
Service Revenue (1)	18.5		18.6		(12.9)
Total Revenue	100.0		100.0		(12.2)
Costs of Merchandise Sales (2)	70.9	(3)	79.9	(3)	22.0
Costs of Service Revenue (2)	94.6	(3)	88.3	(3)	6.7
Total Costs of Revenue	75.3		81.5		18.9
Gross Profit from Merchandise Sales	29.1	(3)	20.1	(3)	27.5
Gross Profit from Service Revenue	5.4	(3)	11.7	(3)	(59.8)
Total Gross Profit	24.7		18.5		17.3
Selling, General and Administrative Expenses	25.8		25.3		10.3
Net Loss from Dispositions of Assets	—		(0.1)		89.7
Operating Loss	(1.1)		(6.8)		86.1
Non-operating Income	0.1		0.2		(70.4)
Interest Expense	1.5		2.2		38.3
Loss from Continuing Operations Before Income Taxes	(2.5)		(8.8)		74.6
Income Tax Benefit	(40.4	)(4)	(44.4	)(4)	(76.9)
Net Loss from Continuing Operations	(1.5)		(4.9)		72.8
Discontinued Operations, Net of Tax	—		(0.4)		88.9
Net Loss	(1.6)		(5.3)		74.0

(1)	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.
(2)

Costs of merchandise sales include the cost of products sold, buying, warehousing and store occupancy costs. Costs of service revenue include service center payroll and related employee benefits and service center occupancy costs. Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses.

(3)	As a percentage of related sales or revenue, as applicable.

(4)	As a percentage of Loss from Continuing Operations Before Income Taxes.

Total revenue for the thirteen weeks ended November 1, 2008 decreased 12.2%, with a 10.4% comparable revenue decrease resulting in part from the exiting of certain non-core merchandise categories and a reduction in customer traffic versus the same period last year. The reduction in revenues and customer count was also adversely affected by the challenging economic environment, including a decline in miles driven in the current year as compared to the prior year. Comparable merchandise sales decreased 10.3% and comparable service revenues decreased 11.0%.

Gross profit as a percentage of merchandise sales increased from 20.1% in fiscal 2007 to 29.1% or $23,791,000 in fiscal 2008. The prior year third quarter included an inventory impairment charge of $32,803,000 and a $5,350,000 asset impairment charge resulting from the closure of 20 closed stores. Excluding these adjustments, gross profit as a percent of merchandise sales increased from 28.9% in fiscal 2007 to 29.1% in the current year. Our product gross margins improved by 160 basis points to 45.3% which were mostly offset by increased occupancy costs of 130 basis points as a result of increased rental obligations stemming from the sale-leaseback transactions. In dollars, merchandise gross profit decreased $14,362,000 or 11.5% primarily due to reduced merchandise sales

Gross profit from service revenue declined as a percentage of service revenue to 5.4 % from 11.7% in fiscal 2007. Gross profit from service revenue declined by 59.8% or $6,873,000 from fiscal 2007. The prior year included a $1,849,000 asset impairment charge related to the closure of 20 closed stores. Excluding this adjustment, gross profit from service revenue declined by $8,722,000. As a percentage of service revenues, gross margin declined from 13.6% in the prior year to 5.4% in fiscal year 2008 primarily due to a $12,688,000 decline in service revenue as discussed above, partly offset by lower service payroll and related expenses. The decline in sales volume resulted in reduced leverage of fixed expenses such as occupancy costs  resulting in the margin rate declining to 5.4% in the current year third quarter.

Selling, general and administrative expenses, as a percentage of total revenues increased to 25.8% from 25.3% in the third quarter of fiscal 2007.  In dollars, selling, general and administrative expenses decreased $13,723,000 or 10.3%.  This decrease in dollars was the result of expense control initiatives, with major reductions in compensation and compensation related benefits of $8,048,000 and lower legal costs of $6,539,000 partially offset by increased gross media expense of $1,305,000 and information system costs of $1,442,000 as compared to the same period in the prior year.

Interest expense decreased $4,403,000 to $7,098,000 in the thirteen weeks ended November 1, 2008 from the $11,501,000 recorded in the thirteen weeks ended November 3, 2007 due to reduced debt levels.

Our income tax benefit for third quarter of fiscal 2008 was $4,775,000 or an effective rate of 40.4%.  This compares to an income tax benefit in third quarter of fiscal 2007 of $20,677,000 or an effective rate of 44.4%.

The third quarter 2008 net loss from discontinued operations was $228,000 compared to a net loss of $2,059,000 for fiscal 2007. Fiscal 2007’s loss resulted primarily from the $3,764,000 asset impairment charge associated with the 11 stores closed in the fourth quarter.

Net loss of  $7,282,000 for the third quarter of fiscal 2008 improved $20,708,000 from the third quarter of fiscal 2007 primarily as a result of the absence of  inventory and asset impairment charges in the fiscal 2008, reduced selling, general and administrative expenses, and  lower interest expense, which offset lower gross margins due to decreased revenues.

Thirty-nine Weeks Ended November 1, 2008 vs. Thirty-nine Weeks Ended November 3, 2007

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues			Percentage Change
Thirty-nine weeks ended	November 1, 2008 (Fiscal 2008)		November 3, 2007 (Fiscal 2007)	Favorable (Unfavorable)
Merchandise Sales	81.4%		81.7%	(10.1)%
Service Revenue (1)	18.6		18.3	(8.4)
Total Revenue	100.0		100.0	(9.8)
Costs of Merchandise Sales (2)	70.5	(3)	73.4 (3)	13.7
Costs of Service Revenue (2)	91.9	(3)	88.1 (3)	4.4
Total Costs of Revenue	74.5		76.1	11.7
Gross Profit from Merchandise Sales	29.5	(3)	26.6(3)	(0.1)
Gross Profit from Service Revenue	8.1	(3)	11.9(3)	(38.1)
Total Gross Profit	25.5		23.9	(3.6)
Selling, General and Administrative Expenses	24.7		24.2	7.9
Net Gain from Dispositions of Assets	0.7		0.1	422.4
Operating Profit	1.5		(0.2)	720.6
Non-operating Income	0.1		0.3	(61.8)
Interest Expense	1.3		2.3	48.0
Earnings (Loss) from Continuing Operations Before Income Taxes	0.3		(2.2)	111.8
Income Tax Expense (Benefit)	4.4	(4)	46.3 (4)	(101.1)
Net Earnings (Loss) from Continuing Operations	0.3		(1.2)	121.1
Discontinued Operations, Net of Tax	(0.1)		(0.1)	32.4
Net Earnings (Loss)	0.2		(1.3)	113.8

(1)	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.
(2)

Costs of merchandise sales include the cost of products sold, buying, warehousing and store occupancy costs. Costs of service revenue include service center payroll and related employee benefits and service center occupancy costs. Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses.

(3)	As a percentage of related sales or revenue, as applicable.
(4)	As a percentage of Earnings from Continuing Operations Before Income Taxes.

Total revenues for the first thirty-nine weeks of fiscal 2008 decreased 9.8% with a 7.8% comparable revenue decrease, resulting primarily from a decline in retail and commercial merchandise sales compared to the first thirty-nine weeks of fiscal 2007. Comparable merchandise sales decreased 8.1% and comparable service revenue decreased 6.3%.  The decline in merchandise sales resulted primarily from the exiting of certain non-core merchandise categories and a reduction in customer traffic. The reduction in revenues and customer count was also adversely affected by the challenging economic environment, including a decline in miles driven in the current year as compared to the prior year.

Gross profit from merchandise as a percentage of merchandise sales was 29.5% for the first thirty-nine weeks of fiscal 2008 and 26.6% for fiscal 2007.  In dollars, gross profit from merchandise sales decreased $505,000 or 0.1%. The increase, as a percent of merchandise sales, resulted primarily from the absence in the current year of inventory and asset impairment charges of $32,803,000 and $5,350,000, respectively. Excluding these charges in the prior year, gross profit as a percent of merchandise sales remained flat at 29.5% year over year.

Our gross profit from service revenue as a percentage of service revenues decreased to 8.1% from 11.9% in the first thirty-nine weeks of fiscal 2007.  In dollars, for the thirty-nine weeks ended November 1, 2008, gross profit from service revenue was $21,946,000 or $13,482,000 less than the $35,428,000 recorded in the thirty-nine weeks ended November 3, 2007. This 38.1% decrease resulted primarily from the following: a declining revenue base, a semi-fixed payroll and benefits cost, and a fixed occupancy cost.

Selling, general and administrative expenses as a percentage of total revenues increased from 24.2% in the first thirty-nine weeks of fiscal 2007 to 24.7% in the same period of fiscal 2008.  In dollars, this expense decreased $31,056,000 or 7.9%.  This decrease resulted from a $19,161,000 or 20.0% reduction in general and administrative expenses due to decreased payroll and lower legal settlement expenses partially offset by increased information systems costs related to outsourcing our IT center.  In addition, the Company reduced employee benefits costs, incurred lower media expense and reduced store selling expenses.

Net gains from disposition of assets increased $7,726,000 to $9,555,000 in the thirty-nine weeks ended November 1, 2008 from $1,829,000 in fiscal year 2007.  The increase resulted principally from three sale-leaseback transactions completed during fiscal 2008.

Interest expense of $18,977,000 for the first thirty-nine weeks of fiscal 2008 was $17,511,000 less than the $36,488,000 recorded in the first thirty-nine weeks of fiscal 2007 due to a reduced debt level and gains resulting from debt repurchases.

Income tax expense was $185,000 or an effective rate of 4.4% in the thirty-nine weeks ended November 1, 2008 as compared to an income tax benefit of $16,293,000 in the thirty-nine weeks ended November 3, 2007.  The second quarter of fiscal 2008 included a one-time benefit of recording a $2,400,000 deferred tax asset as a result of a June 2007 state tax law change.

Net earnings improved to $2,838,000 in the current thirty-nine weeks as compared to a net loss of $20,636,000 in the prior year.  This $23,474,000 improvement resulted primarily from the absence of an inventory and asset impairment charge in fiscal 2008, reduced selling, general and administrative expenses, real estate gains generated from sale-leaseback transactions, lower interest expense, and a one-time out of period income tax benefit, which offset lower gross margins due to decreased revenues.

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

The following table presents the revenues and gross profit for each area of the business:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(Dollar amounts in thousands)	2008	2007	2008	2007

Retail Sales (1)	$253,492	$294,232	$802,707	$924,043
Service Center Revenue (2)	210,674	234,529	659,545	696,393
Total Revenues	$464,166	$528,761	$1,462,252	$1,620,436

Gross Profit from Retail Sales (3)	$68,360	$43,867	$220,139	$224,396
Gross Profit from Service Center Revenue (3)	46,484	54,059	153,105	162,835
Total Gross Profit	$114,844	$97,926	$373,244	$387,231

(1)	Excludes revenues from installed products.
(2)	Includes revenues from installed products.
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

NEW ACCOUNTING STANDARDS TO BE ADOPTED

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interests in the acquired entity; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Costs of the acquisition will be recognized separately from the business combination. SFAS No. 141R applies prospectively, except for taxes, to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. The Company is currently evaluating the impact SFAS No. 141 will have on its consolidated financial statements beginning in fiscal 2009.

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

In October 2008 the FASB issued FASB Staff Position FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application SFAS 157 in a market that is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this standard did not have a material impact on the Company’s financial statement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of its revolving credit agreement, changes in LIBOR could affect the rates at which the Company could borrow funds thereunder. At November 1, 2008, the Company had borrowings of $520,000 under this facility. Additionally, the Company has a $152,712,000 Senior Secured Term Loan facility that bears interest at LIBOR plus 2.0%.

The Company has an interest rate swap for a notional amount of $145,000,000, which is designated as a cash flow hedge on its $152,712,000 Senior Secured Term Loan. The Company documented that this swap met the requirements of SFAS No. 133 for hedge accounting on April 9, 2007, and has since recorded the effective portion of the change in fair value through Accumulated Other Comprehensive Loss.

The fair value of the interest rate swap was $7,953,000 and $10,985,000 payable at November 1, 2008 and February 2, 2008 respectively. Of the net $3,032,000 increase in fair value during the thirty-nine weeks ended November 1, 2008, $3,032,000 ($1,906,000 net of tax) was included in Accumulated Other Comprehensive Loss on the condensed consolidated balance sheet.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the third quarter of fiscal 2007, the Company determined it had a material weakness in its internal control over financial reporting related to its financial close and reporting process. Since that time, the Company has continued to implement changes designed to enhance the effectiveness of its financial close and reporting process including (i) hiring staff and providing additional accounting research resources, (ii) improving process documentation and (iii) improving the review process by more senior accounting personnel. However, as of November 1, 2008, the Company believes that its ongoing efforts to hire and train additional staff are not yet complete. Accordingly, the Company cannot provide its constituents with reasonable assurance that the material weakness in the financial close and reporting process has been remediated. The Company has retained experienced accounting consultants, other than the Company’s independent registered public accounting firm, with relevant accounting experience, skills and knowledge, to provide advice to the Company’s management in connection with the fiscal 2008 financial reporting process.

Other than described above, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5.  Other Information

None.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During the fourth quarter of 2006 and the first quarter of 2007, the Company was served with four separate lawsuits brought by former associates employed in California, each of which lawsuits purports to be a class action on behalf of all current and former California store associates. One or more of the lawsuits claim that the plaintiff was not paid for (i) overtime, (ii) accrued vacation time, (iii) all time worked (i.e. “off the clock” work) and/or (iv) late or missed meal periods or rest breaks. The plaintiffs also allege that the Company violated certain record keeping requirements arising out of the foregoing alleged violations. The lawsuits (i) claim these alleged practices are unfair business practices, (ii) request back pay, restitution, penalties, interest and attorney fees and (iii) request that the Company be enjoined from committing further unfair business practices.  The Company has reached a settlement in principle regarding the accrued vacation time claims, which was preliminarily approved by the court on December 1, 2008.  The remaining purported class action claims have been settled and have received final court approval and are expected to be paid out in the fourth quarter of 2008.

The Company is also party to various other actions and claims arising in the normal course of business.

The Company believes that amounts accrued for awards or assessments in connection with all such matters, which amounts were increased by $625,000 and $3,725,000 in the thirteen weeks and thirty-nine weeks ended November 1, 2008, respectively, are adequate. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated.  While the Company does not believe that the amount of such excess loss could be material to the Company’s financial position, any such loss could have a material adverse effect on the Company’s results of operations in the period(s) during which the underlying matters are resolved.

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

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date:	December 10, 2008	by:	/s/ Raymond L. Arthur

Raymond L. Arthur
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002