Form 10-K
period 2009-01-31
PEP BOYS MANNY MOE & JACK
filed 2009-04-15
CIK 77449

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10K

(Mark One)
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2009
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

         As of the close of business on August 2, 2008 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $308,971,231.

         As of April 3, 2009, there were 52,265,326 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year, for the Company's Annual Meeting of Shareholders 2009 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1    BUSINESS

GENERAL

        The Pep Boys—Manny, Moe & Jack and subsidiaries ("the Company") fiscal year ends on the Saturday nearest to January 31. Fiscal year 2008, which ended January 31, 2009, was comprised of 52 weeks; fiscal year 2007, which ended February 2, 2008, was comprised of 52 weeks; and fiscal year 2006, which ended February 3, 2007, was comprised of 53 weeks.

        The Company is a leading automotive service and retail chain. The Company operates in one industry, the automotive aftermarket. The Company is engaged principally in automotive repair and maintenance and the sale of automotive tires, parts and accessories. The Company's primary operating unit is its SUPERCENTER format. As of January 31, 2009, the Company operated 562 stores consisting of 552 SUPERCENTERS and 1 SERVICE & TIRE CENTER, having an aggregate of 5,845 service bays, as well as 9 non-service/non-tire format PEP BOYS EXPRESS stores. The Company operates approximately 11,514,000 gross square feet of retail space, including service bays. The SUPERCENTERS average approximately 20,700 square feet and the PEP BOYS EXPRESS stores average approximately 9,500 square feet. The Company believes that its unique SUPERCENTER format offers the broadest capabilities in the industry and positions the Company to gain market share and increase its profitability by serving "do-it-for-me" DIFM (service labor, installed merchandise and tires) and "do-it-yourself" DIY (retail) customers with the highest quality service offerings and merchandise. In most of our stores we also have a commercial sales program that provides commercial credit and prompt delivery of tires, parts and other products to local, regional and national repair garages and dealers.

        The following table sets forth the percentage of total revenues from continuing operations contributed by each class of similar products or services for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein:

	Year ended
	January 31, 2009	February 2, 2008	February 3, 2007
Parts and Accessories	65.1%	66.6%	68.5%
Tires	16.3	15.2	14.1

Total Merchandise Sales	81.4	81.8	82.6
Service Labor	18.6	18.2	17.4

Total Revenues	100.0%	100.0%	100.0%

        As of January 31, 2009 the Company operated its stores in 35 states and Puerto Rico. The following table indicates, by state, the number of stores the Company had in operation at the end of each of the last five fiscal years, and the number of stores opened and closed by the Company during each of the last four fiscal years:

NUMBER OF STORES AT END OF FISCALS 2004 THROUGH 2008

State	2008 Year End	Closed	Opened	2007 Year End	Closed		Opened	2006 Year End		Closed	Opened	2005 Year End		Closed	Opened	2004 Year End
Alabama	1	—	—	1	—		—	1		—	—	1		—	—	1
Arizona	22	—	—	22	1		1	22		—	—	22		—	—	22
Arkansas	1	—	—	1	—		—	1		—	—	1		—	—	1
California	118	—	—	118	3		—	121		—	—	121		1	—	122
Colorado	7	—	—	7	1		—	8		—	—	8		—	—	8
Connecticut	7	—	—	7	1		—	8		—	—	8		—	—	8
Delaware	6	—	—	6	—		—	6		—	—	6		—	—	6
Florida	43	—	—	43	—		—	43		—	—	43		—	—	43
Georgia	22	—	—	22	3		—	25		—	—	25		—	—	25
Illinois	22	—	—	22	1		—	23		—	—	23		—	—	23
Indiana	7	—	—	7	2		—	9		—	—	9		—	—	9
Kansas	—	—	—	—	2		—	2		—	—	2		—	—	2
Kentucky	4	—	—	4	—		—	4		—	—	4		—	—	4
Louisiana	8	—	—	8	2		—	10	**	—	—	10	**	—	—	10
Maine	1	—	—	1	—		—	1		—	—	1		—	—	1
Maryland	18	—	—	18	1		—	19		—	—	19		—	—	19
Massachusetts	6	—	—	6	1		—	7		—	—	7		—	—	7
Michigan	5	—	—	5	2		—	7		—	—	7		—	—	7
Minnesota	3	—	—	3	—		—	3		—	—	3		—	—	3
Missouri	1	—	—	1	—		—	1		—	—	1		—	—	1
Nevada	12	—	—	12	—		—	12		—	—	12		—	—	12
New Hampshire	4	—	—	4	—		—	4		—	—	4		—	—	4
New Jersey	29	—	—	29	—		1	28		—	—	28		—	—	28
New Mexico	8	—	—	8	—		—	8		—	—	8		—	—	8
New York	29	—	—	29	—		—	29		—	—	29		—	—	29
North Carolina	8	—	—	8	2		—	10		—	—	10		—	—	10
Ohio	10	—	—	10	2		—	12		—	—	12		—	—	12
Oklahoma	5	—	—	5	1		—	6		—	—	6		—	—	6
Pennsylvania	42	—	—	42	—		—	42		—	—	42		—	—	42
Puerto Rico	27	—	—	27	—		—	27		—	—	27		—	—	27
Rhode Island	2	—	—	2	1		—	3		—	—	3		—	—	3
South Carolina	6	—	—	6	—		—	6		—	—	6		—	—	6
Tennessee	7	—	—	7	—		—	7		—	—	7		—	—	7
Texas	47	—	—	47	7		—	54		—	—	54		1	—	55
Utah	6	—	—	6	—		—	6		—	—	6		—	—	6
Virginia	16	—	—	16	—		—	16		—	—	16		—	—	16
Washington	2	—	—	2	—		—	2		—	—	2		—	—	2

Total	562	—	—	562	33	*	2	593		—	—	593		2	—	595

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

BUSINESS STRATEGY

        Our vision for Pep Boys is to take what we believe to be our industry-leading position in automotive services and accessories and become the automotive solutions provider of choice for the value-oriented customer. Our brand positioning—"Pep Boys Does Everything. For Less." is designed to convey to the consumer the breadth of the automotive services and merchandise that we offer and our value proposition. We will lead with our service business and grow through service spokes. We will create a differentiated retail experience by creating the automotive superstore. We will leverage our supercenters and service spokes to provide a complete offering for our commercial customers.

        To achieve this vision, our business strategy focuses on four key areas; operational execution, merchandise assortment, marketing programs and store growth.

  •
  Operational Execution.  In a highly competitive marketplace, we strive for operational excellence in order to provide a differentiated customer experience. We are investing in our associates through the development of incentive-based compensation programs, "best-in-class" store operating standards and procedures and sales training programs, all of which are designed to improve customer service and sales.

  •
  Merchandise Assortment.  We spent much of 2008 clearing non-core inventory, updating our hard parts assortments and re-merchandising our stores as evidence of our commitment to carry the broadest assortment of automotive aftermarket merchandise available for service, retail and commercial consumers.

  •
  Marketing Programs.  Taking our learnings from extensive testing conducted in 2008, we have developed a specific tailored marketing plan for each of our markets to maximize our reach and efficiencies. The cornerstone of our 2009 marketing program is TV and radio promotions, scheduled around traditional shopping holidays, that focus on the most frequently needed services—tires, oil changes and brakes. These promotions will be supplemented by extensive direct marketing and grass-roots campaigns and occasional print campaigns.

  •
  Store Growth.  Our store plans are centered on a "hub and spoke" model, which calls for adding smaller neighborhood service shops to our existing SUPERCENTER store base in order to further leverage our existing inventories, distribution network, operations infrastructure and advertising spend. We are targeting 30 new spokes per year with a range of 20 to 40.

STORE IMPROVEMENTS

        In fiscal year 2008, the Company's capital expenditures totaled $151,883,000. Of this amount, $117,121,000 was used to purchase 29 properties that were previously leased under a master operating lease. The balance of the capital expenditures of $34,762,000 was used for remodeling stores and for other store and corporate improvements. During fiscal year 2008, the Company did not open or close any stores. Our fiscal year 2009 capital expenditures are expected to be approximately $50,000,000 which includes the addition of 20 to 40 service only "spoke" shops and the general improvement of our existing stores. These expenditures are expected to be funded from net cash generated from operating activities and the Company's existing line of credit.

SERVICES AND PRODUCTS

        The Company operates 5,845 service bays in 553 of its 562 locations. Each service location performs a full range of automotive repair and maintenance service (except body work) and installs tires, hard parts and accessories.

        Each Pep Boys SUPERCENTER and PEP BOYS EXPRESS store carries a similar product line, with variations based on the number and type of cars in the markets where the store is located. A full complement of inventory at a typical SUPERCENTER includes an average of approximately 23,000 items (approximately 21,000 items at a PEP BOYS EXPRESS store). The Company's product lines include: tires (not stocked at PEP BOYS EXPRESS stores); batteries; new and remanufactured parts for domestic and import vehicles; chemicals and maintenance items; fashion, electronic, and performance accessories; and a limited amount of select non-automotive merchandise that appeals to automotive "Do-It-Yourself" customers, such as generators, power tools, personal transportation products, and canopies.

        In addition to offering a wide variety of high quality name brand products, the Company sells an array of high quality products under various private label names. The Company sells tires under the names CORNELL®, FUTURA® and DEFINITY; and batteries under the name PROSTART®. The Company also sells wheel covers under the name FUTURA®; water pumps and cooling system parts under the name PROCOOL®; air filters, anti-freeze, chemicals, cv axles, lubricants, oil, oil filters, oil treatments, transmission fluids and wiper blades under the name PROLINE®; power tools under the name ALLEGHENY; alternators, battery booster packs, alkaline type batteries and starters under the name PROSTART®; power steering hoses and power steering pumps under the name PROSTEER®; brakes under the name PROSTOP® and brakes, starters and ignition under the name VALUEGRADE. All products sold by the Company under various private label names were approximately 28%, 27% and 24% of the Company's merchandise sales in fiscal years 2008, 2007 and 2006, respectively.

        The Company's commercial automotive parts delivery program, branded PEP EXPRESS PARTS®, is designed to increase the Company's market share with the professional installer and to leverage its inventory investment. The program satisfies the installed merchandise customer by taking advantage of the breadth and quality of the Company's parts inventory as well as its experience supplying its own service bays and mechanics. As of January 31, 2009, approximately 76% or 425 of the Company's stores provided commercial parts delivery.

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

        The Company primarily uses an "Everyday Low Price" (EDLP) strategy in establishing its selling prices. Management believes that EDLP provides better value to its customers on a day-to-day basis, helps level customer demand and allows more efficient management of inventories. On a periodic basis, the Company employs a promotional pricing strategy on select items to drive increased customer traffic.

        The Company uses various forms of advertising to promote its service and merchandise offerings, its service and repair capabilities and its commitment to customer service and satisfaction. The Company is committed to an effective promotional schedule with TV and radio promotions, scheduled around traditional shopping holidays throughout the year that focus on the most frequently needed services—tires, oil changes and brakes. These promotions will be supplemented by extensive direct marketing and grass-roots campaigns and occasional print campaigns. The Company is also piloting and expects to roll out in fiscal year 2009, a loyalty program designed to reward these customers who make Pep Boys their first choice for all of their automotive aftermarket purchases.

        The Company maintains and is constantly upgrading a website located at www.pepboys.com. Pepboys.com is a multifaceted tool for connecting with existing and potential customers. It serves as an important portal to our Company, allowing consumers the freedom and convenience to access more information about the organization, our stores and our service, tires, parts and accessories offerings online. The site helps to establish Pep Boys as an automotive authority by providing consumers with general and seasonal car care tips, do-it-yourself vehicle maintenance and light repair guidance and safe driving pointers. Exclusive online coupons give site visitors who share with us their e-mail addresses access to special discounts on services and products at their local Pep Boys.

        In fiscal year 2008, approximately 37% of the Company's total revenues were cash transactions with the remainder being co-branded credit card, other credit and debit card transactions and commercial credit accounts.

        The Company does not experience significant seasonal fluctuation in the generation of its revenues.

STORE OPERATIONS AND MANAGEMENT

        All Pep Boys stores are open seven days a week. Each SUPERCENTER has a Retail Manager and Service Manager (PEP BOYS EXPRESS STORES only have a Retail Manager) who report to geographic-specific Area Directors and Division Vice Presidents. The Divisional Vice Presidents report to the Senior Vice President of Stores who in turn reports to the Chief Executive Officer. As of January 31, 2009, a Retail Manager's and a Service Manager's average length of service with the Company is approximately 7.8 and 5.1 years, respectively.

        Supervision and control over individual stores is facilitated by means of the Company's computer system, operational handbooks and regular visits to stores by Area Directors and Divisional Vice Presidents. All of the Company's advertising, accounting, purchasing, management information systems, and most of its administrative functions are conducted at its corporate headquarters in Philadelphia, Pennsylvania. Certain administrative functions for the Company's regional operations are performed at various regional offices of the Company. See "Item 2 Properties."

INVENTORY CONTROL AND DISTRIBUTION

        Most of the Company's merchandise is distributed to its stores from its warehouses primarily by dedicated and contract carriers. Target levels of inventory for each product are established for each of the Company's warehouses and stores and are based upon prior shipment history, sales trends and seasonal demand. Inventory on hand is compared to the target levels on a weekly basis at each warehouse, potentially triggering re-ordering of merchandise from its suppliers.

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

SUPPLIERS

        During fiscal year 2008, the Company's ten largest suppliers accounted for approximately 48% of the merchandise purchased by the Company. No single supplier accounted for more than 20% of the Company's purchases. The Company has no long-term contracts under which it is required to purchase merchandise except for a contract to purchase bulk oil for use in the Company's service bays, which expires in 2011. Management believes that the relationships the Company has established with its suppliers are generally good.

        In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist, at substantially similar cost, for the types of merchandise sold in its stores.

COMPETITION

        The business of the Company is highly competitive. The Company encounters competition from nationwide and regional chains and from local independent merchants. The Company's competitors include general, full range, discount or traditional department stores which carry automotive parts and accessories and/or have automotive service centers, as well as specialized automotive retailers. Generally, the specialized automotive retailers focus on either the "do-it-yourself" or "do-it-for-me" areas of the business. The Company believes that its operation in both the "do-it-for-me" and "do-it-yourself" areas of the business positively differentiates it from most of its competitors. However, certain competitors are larger in terms of sales volume, store size, and/or number of stores. Therefore, these competitors have access to greater capital and management resources and have been operating longer or have more stores in particular geographic areas than the Company. The principal methods of competition in our industry include store location, availability of product, customer service and product offerings, quality and price.

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

EMPLOYEES

        At January 31, 2009, the Company employed 18,458 persons as follows:

Description	Full-time	%	Part-time	%	Total	%
Retail	3,891	32.0	4,551	72.4	8,442	45.7
Service Center	7,008	57.6	1,676	26.6	8,684	47.1

STORE TOTAL	10,899	89.6	6,227	99.0	17,126	92.8
Warehouses	555	4.5	54	0.9	609	3.3
Offices	715	5.9	8	0.1	723	3.9

TOTAL EMPLOYEES	12,169	100.0	6,289	100.0	18,458	100.0

        The Company had no union employees as of January 31, 2009. At February 2, 2008, the Company employed approximately 12,070 full-time and 6,494 part-time employees.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements contained herein, including in "Item 1 Business" and "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. The words "guidance," "expects," "anticipates," "estimates," "forecasts" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements include management's expectations regarding implementation of its long-term strategic plan, future financial performance, automotive aftermarket trends, levels of competition, business development activities, future capital expenditures, financing sources and availability and the effects of regulation and litigation. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. Our actual results may differ materially from the results discussed in the forward-looking statements due to factors beyond our control, including the strength of the national and regional economies, retail and commercial consumers' ability to spend, the health of the various sectors of the automotive aftermarket, the weather in geographical regions with a high concentration of our stores, competitive pricing, the location and number of competitors' stores, product and labor costs and the additional factors described in our filings with the Securities and Exchange Commission ("SEC"). See "Item 1A Risk Factors." We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

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

EXECUTIVE OFFICERS OF THE COMPANY

        The following table indicates the names, ages and tenures with the Company and positions (together with the year of election to such positions) of the executive officers of the Company:

Name	Age	Tenure with Company as of April 16, 2009	Position with the Company and Date of Election to Position
Michael R. Odell	45	19 months	Chief Executive Officer—since September 2008
Raymond L. Arthur	50	11 months	Executive Vice President—Chief Financial Officer since May 2008
Joseph A. Cirelli	50	32 years	Senior Vice President—Business Development since November 2007
Troy E. Fee	40	21 months	Senior Vice President—Human Resources since July 2007
Scott A. Webb	45	19 months	Senior Vice President—Merchandising & Marketing since September 2007
William Shull	50	7 months	Senior Vice President—Stores since September 2008
Brian D. Zuckerman	39	10 years	Senior Vice President—General Counsel & Secretary—since March 2009

        Michael R. Odell was named Chief Executive Officer on September 22, 2008, after serving as Interim Chief Executive Officer since April 23, 2008. Mr. Odell joined the Company in September 2007 as Executive Vice President—Chief Operating Officer, after having most recently served as the Executive Vice President and General Manager of Sears Retail & Specialty Stores. Mr. Odell joined Sears in its finance department in 1994 where he served until he joined Sears operations team in 1998. There he served in various executive operations positions of increasing seniority, including as Vice President, Stores—Sears Automotive Group.

        Raymond L. Arthur joined Pep Boys in April 2008 after serving as Executive Vice President and Chief Financial Officer of Toys "R" Us Inc., from 2004 to 2006, where he oversaw its strategic review and restructuring of company-wide operations, as well as managing the leveraged buy-out of the company. During his seven year tenure at Toys "R" Us, Mr. Arthur also served as President and Chief Financial Officer of toysrus.com from 2000 to 2003 and as Corporate Controller of Toys "R" Us from 1999 to 2000. Prior to that, he worked in a variety of roles of increasing responsibility for General Signal, American Home Products, American Cyanamid and in public accounting.

        Joseph A. Cirelli was named Senior Vice President—Corporate Development in November 2007. Since March 1977, Mr. Cirelli has served the Company in positions of increasing seniority, including Senior Vice President—Service, Vice President—Real Estate and Development, Vice President—Operations Administration, and Vice President—Customer Satisfaction.

        Troy E. Fee, Senior Vice President—Human Resources, joined the Company in July 2007, after having most recently served as the Senior Vice President of Human Resources Shared Services for TBC Corporation, then the parent company of Big O Tires, Tire Kingdom and National Tire & Battery. Mr. Fee has over 20 years experience in operations and human resources in the tire and automotive service and repair business.

        Scott A. Webb, Senior Vice President—Merchandising & Marketing, joined the Company in September 2007 after having most recently served as the Vice President, Merchandising and Customer Satisfaction of AutoZone. Mr. Webb joined AutoZone in 1986 where he began his service in field management before transitioning, in 1992, to the Merchandising function.

        William Shull joined the Company in September 2008 as Senior Vice President—Stores. Over the last 25 years Mr. Shull has held several senior management positions where his focus was on building and integrating store management teams into successfully profitable and cohesive units. Some of his executive positions include SVP—Sales at The Wiz; SVP—Mall Operations of TransWorld Entertainment; SVP—Operations of Hollywood Entertainment; and in his 13 years at AutoZone he was instrumental in building the foundation of the retail chain in 4 geographic regions and responsible for store communications, training, and served on several strategic initiative committees. He was also a principal and the COO of a small, high-end custom electronics firm in Memphis TN, selling his stake in 2005.

        Brian D. Zuckerman was named Senior Vice President—General Counsel & Secretary on March 1, 2009 after having most recently served as Vice President—General Counsel & Secretary since 2003. Mr. Zuckerman joined the Company as a staff attorney in 1999. Prior to joining Pep Boys, Mr. Zuckerman practiced corporate and securities law with two firms in Philadelphia.

        Each of the officers serves at the pleasure of the Board of Directors of the Company.

ITEM 1A    RISK FACTORS

        Our business faces significant risks. The risks described below may not be the only risks we face. If any of the events or circumstances described as risks below actually occurs, our business, results of operations and or financial condition could be materially and adversely affected. The following section discloses all known material risks that we face. However, it does not include risks that may arise in the future that are yet unknown nor existing risks that we do not judge material to the presentation of our financial statements.

Risks Related to Pep Boys

         We may not be able to successfully implement our business strategy, which could adversely affect our business, financial condition, results of operations and cash flows.

        In fiscal year 2007, we adopted our long-term strategic plan, which includes numerous initiatives to increase sales, enhance our margins and increase our return on invested capital in order to increase our earnings and cash flow. If these initiatives are unsuccessful, or if we are unable to implement the initiatives efficiently and effectively, our business, financial condition, results of operations and cash flows could be adversely affected.

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

        Our business depends on developing and maintaining productive relationships with our vendors. Many factors outside our control may harm these relationships. For example, financial difficulties that some of our vendors may face may increase the cost of the products we purchase from them or may interrupt our source of supply. In addition, our failure to promptly pay, or order sufficient quantities of inventory from our vendors may increase the cost of products we purchase or may lead to vendors refusing to sell products to us at all. A disruption of our vendor relationships or a disruption in our vendors' operations could have a material adverse effect on our business and results of operations.

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

        We are subject to various federal, state and local environmental laws and governmental regulations relating to the operation of our business, including those governing the handling, storage and disposal of hazardous substances contained in the products we sell and use in our service bays, the recycling of batteries, tires and used lubricants, the ownership and operation of real property and the sale of small engine merchandise. When we acquire or dispose of real property or enter into financings secured by real property, we undertake investigations that may reveal soil and/or groundwater contamination at the subject real property. All such known contamination has either been remediated, or is in the process of being remediated. Any costs expected to be incurred related to such contamination are either covered by insurance or financial reserves or provided for in the consolidated financial statements. Any failure by us to comply with environmental laws and regulations could have a material adverse effect on us. However, there exists the possibility of additional soil and/or groundwater contamination on our real property where we have not undertaken an investigation.

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

        A number of our competitors have more financial resources, are more geographically diverse or have better name recognition than we do, which might place us at a competitive disadvantage to those competitors. Because we seek to offer competitive prices, if our competitors reduce their prices we may also be forced to reduce our prices, which could cause a material decline in our revenues and earnings.

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

  •
  gas prices—as increases in gas prices may deter consumers from using their vehicles; and

  •
  travel patterns—as changes in travel patterns may cause consumers to rely more heavily on mass transportation.

         Economic Factors affecting consumer spending habits may continue, resulting in a decline in revenues and may negatively impact our business.

        Many economic and other factors outside our control, including consumer confidence, consumer spending levels, employment levels, consumer debt levels and inflation, as well as the availability of consumer credit, affect consumer spending habits. A significant deterioration in the global financial markets and economic environment, recessions or an uncertain economic outlook could adversely affect consumer spending habits and can result in lower levels of economic activity. The domestic and international political situation also affects consumer confidence. Any of these events and factors could cause consumers to curtail spending, especially with respect to our more discretionary merchandise offerings, such as automotive accessories, tools and personal transportation products.

        During fiscal year 2008, there was significant deterioration in the global financial markets and economic environment, which negatively impacted consumer spending and our revenues. If these adverse trends in economic conditions continue or worsen, or if our efforts to counteract the impacts of these trends are not sufficiently effective, our revenues would continue to decline, negatively affecting our results of operations.

         Consolidation among our competitors may negatively impact our business.

        Recently some of our competitors have merged. If this trend continues or if they are able to achieve efficiencies in their mergers, the Company may face greater competitive pressures in the market in which they operate.

ITEM 1B    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2    PROPERTIES

        The Company owns its five-story, approximately 300,000 square foot corporate headquarters in Philadelphia, Pennsylvania. The Company also owns the following administrative regional offices—approximately 4,000 square feet of space in each of Melrose Park, Illinois and Bayamon, Puerto Rico as well as a 1,700 square foot space in Whitemarsh, Maryland. The Company also leases administrative regional offices of approximately 4,000 square feet of space in each of Decatur, Georgia and Carrollton, Texas. The Company owns a three-story, approximately 60,000 square foot structure in Los Angeles, California in which it occupies 7,200 square feet and sublets the remaining square footage to tenants.

        Of the 562 store locations operated by the Company at January 31, 2009, 235 are owned and 327 are leased. As of January 31, 2009, 97 of the 235 stores owned by the Company are currently used as collateral under our Senior Secured Term Loan due October, 2013.

        The following table sets forth certain information regarding the owned and leased warehouse space utilized by the Company to replenish its store locations at January 31, 2009:

Warehouse Locations	Products Warehoused	Square Footage	Owned or Leased	Stores Serviced	States Serviced
San Bernardino, CA	All	600,000	Leased	161	AZ, CA, NM, NV, UT, WA
McDonough, GA	All	392,000	Owned	127	AL, FL, GA, LA, NC, PR, SC, TN, VA
Mesquite, TX	All	244,000	Owned	69	AR, CO, LA, MO, NM, OK, TX
Plainfield, IN	All	403,000	Owned	64	IL, IN, KY, MI, MN, OH, PA, TN
Chester, NY	All	400,400	Owned	141	CT, DE, MA, MD, ME, NH, NJ, NY, PA, RI, VA
McDonough, GA	All except tires	30,000	Leased	—	This facility does not ship directly to stores

Total		2,069,400		562

        In addition to the above distribution centers, the Company operates four satellite warehouses. These satellite warehouses stock approximately 32,000 SKUs and serve an average of 10-30 stores, in addition to having retail capabilities. These locations were leased and comprised 78,700 square feet. The Company anticipates that its existing and future warehouse space and its access to outside storage will accommodate inventory necessary to support future store expansion and any increase in stock-keeping units through the end of fiscal year 2009.

ITEM 3    LEGAL PROCEEDINGS

        In September 2006, the United States Environmental Protection Agency ("EPA") requested certain information from the Company as part of an investigation to determine whether the Company had violated, and is in violation of, the Clean Air Act and its non-road engine regulations. The information requested concerned certain generator and personal transportation merchandise offered for sale by the Company. In the fourth quarter of 2008, the EPA informed the Company that it believed that the Company had violated the Clean Air Act by virtue of the fact that certain of this merchandise did not conform to their corresponding EPA Certificates of Conformity and that unless the EPA and the Company were able to reach a settlement, the EPA was prepared to commence a civil action. The Company is currently engaged in settlement discussions with the EPA that would call for the payment of a civil penalty by the Company and certain injunctive relief. As a result of these discussions, the Company has accrued an amount equal to its estimate of the civil penalty that the Company is prepared to pay to settle the matter and has temporarily restricted from sale, and taken a partial asset impairment against certain related inventory. If the Company is not able to reach a settlement with the EPA on mutually acceptable terms, the Company is prepared to vigorously defend any civil action filed.

        The Company is also party to various other actions and claims arising in the normal course of business.

        The Company accrued $5,700,000 in the fourth quarter of fiscal year 2008 for awards or assessments in connection with all such matters. The company believes that these amounts are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While the Company does not believe that the amount of such excess loss could be material to the Company's financial position, any such loss could have a material adverse effect on the Company's results of operations in the period(s) during which the underlying matters are resolved

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended January 31, 2009.

PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common stock of The Pep Boys—Manny, Moe & Jack is listed on the New York Stock Exchange under the symbol "PBY". There were 5,261 registered shareholders as of April 3, 2009. The following table sets forth for the periods listed, the high and low sale prices and the cash dividends paid on the Company's common stock.

MARKET PRICE PER SHARE

	Market Price Per Share
			Cash Dividends Per Share
	High	Low
Fiscal year ended January 31, 2009
Fourth Quarter	$5.31	$2.62	$0.0675
Third Quarter	9.49	3.00	0.0675
Second Quarter	10.36	6.40	0.0675
First Quarter	12.56	8.59	0.0675
Fiscal year ended February 2, 2008
Fourth Quarter	$15.14	$8.25	$0.0675
Third Quarter	17.97	13.50	0.0675
Second Quarter	22.49	15.90	0.0675
First Quarter	19.93	14.73	0.0675

        On March 12, 2009, the Board of Directors reduced the quarterly cash dividend to $0.03 per share. It is the present intention of the Board of Directors to continue to pay this quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company and other factors which the Board of Directors deems relevant.

        On September 7, 2006, the Company renewed its share repurchase program and reset the authority back to $100,000,000 for repurchases to be made from time to time in the open market or in privately negotiated transactions. During the first quarter of fiscal year 2007, the Company repurchased 2,702,460 shares of Common Stock for $50,841,000. The Company also disbursed during the first quarter of fiscal year 2007, $7,311,000 for 494,800 shares of Common Stock repurchased during the fourth quarter of fiscal year 2006. This program expired on September 30, 2007.

EQUITY COMPENSATION PLANS

        The following table sets forth the Company's shares authorized for issuance under its equity compensation plans at January 31, 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	1,293,952	$9.34	1,638,118
Equity compensation plans not approved by security holders	—	—	500,000

Total	1,293,952	$9.34	2,138,118

STOCK PRICE PERFORMANCE

        The following graph compares the cumulative total return on shares of Pep Boys Stock over the past five years with the cumulative total return on shares of companies in (1) the Standard & Poor's SmallCap 600 Index, (2) the S&P 600 Specialty Stores Index and (3) the S&P 600 Automotive Retail Index. Pep Boys moved from the S&P 600 Specialty Stores Index to the S&P 600 Automotive Retail Index upon its formation in May 2005. Until such time as the S&P 600 Automotive Retail index has five years of history, Pep Boys will show a comparison to both peer group indexes. The comparison assumes that $100 was invested in January 2004 in Pep Boys Stock and in each of the indices and assumes reinvestment of dividends. The companies currently comprising the S&P 600 Automotive Retail Index are: Group 1 Automotive, Inc.; Lithia Motors, Inc.; Midas, Inc.; Sonic Automotive, Inc.; and The Pep Boys—Manny, Moe & Jack.

Company/Index	Jan. 2004	Jan. 2005	Jan. 2006	Jan. 2007	Jan. 2008	Jan. 2009
Pep Boys	$100	$75.95	$73.13	$76.57	$56.70	$14.73
S&P SmallCap 600 Index	$100	$114.20	$139.12	$152.90	$143.55	$88.59
S&P 600 Specialty Stores Index	$100	$91.49	$89.38	$91.01	$63.04	$33.83
S&P 600 Automotive Retail Index*		$100	$130.35	$170.07	$106.98	$29.30

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

Fiscal Year ended	Jan. 31, 2009		Feb. 2, 2008		Feb. 3, 2007	Jan. 28, 2006		Jan. 29, 2005
	(dollar amounts are in thousands, except share data)
STATEMENT OF OPERATIONS DATA(5)
Merchandise sales	$1,569,664		$1,749,578		$1,853,077	$1,830,632		$1,838,258
Service revenue	358,124		388,497		390,778	378,342		404,101
Total revenues	1,927,788		2,138,075		2,243,855	2,208,974		2,242,359
Gross profit from merchandise sales(6)	440,502	(1)	443,626	(2)	533,276	470,019		510,583
Gross profit from service revenue(6)	24,930	(1)	42,611	(2)	33,004	32,276		92,245
Total gross profit	465,432	(1)	486,237	(2)	566,280	502,295		602,828
Selling, general and administrative expenses	485,044		518,373		546,399	519,600	(3)	542,228	(4)
Net gain (loss) from disposition of assets	9,716		15,151		8,968	4,826		11,848
Operating (loss) profit	(9,896)		(16,985)		28,849	(12,479)	(3)	72,448	(4)
Non-operating income	1,967		5,246		7,023	3,897		1,824
Interest expense	27,048		51,293		49,342	49,040		35,965
(Loss) earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	(34,977	)(1)	(63,032	)(2)	(13,470)	(57,622)	(3)	38,307	(4)
Net (loss) earnings from continuing operations before cumulative effect of change in accounting principle	(28,838)		(37,438)		(7,071)	(36,595)	(3)	23,991	(4)
Discontinued operations, net of tax	(1,591)	(1)	(3,601)	(2)	4,333	1,088		(412)
Cumulative effect of change in accounting principle net of tax	—		—		189	(2,021)		—
Net (loss) earnings	(30,429)		(41,039)		(2,549)	(37,528)		23,579
BALANCE SHEET DATA
Working capital	$179,233		$195,343		$163,960	$247,526		$180,651
Current ratio	1.33 to 1		1.35 to 1		1.27 to 1	1.43 to 1		1.27 to 1
Merchandise inventories	$564,931		$561,152		$607,042	$616,292		$602,760
Property and equipment-net	740,331		780,779		906,247	947,389		945,031
Total assets	1,552,389		1,583,920		1,767,199	1,821,753		1,867,023
Long-term debt (includes all convertible debt)	352,382		400,016		535,031	586,239		471,682
Total stockholders' equity	423,156		470,712		567,755	594,565		653,456
DATA PER COMMON SHARE
Basic (loss) earnings from continuing operations before cumulative effect of change in accounting principle	$(0.55)		$(0.72)		$(0.13)	$(0.67)	(3)	$0.43	(4)
Basic (loss) earnings	(0.58)		(0.79)		(0.05)	(0.69)	(3)	0.42	(4)
Diluted (loss) earnings from continuing operations before cumulative effect of change in accounting principal	(0.55)		(0.72)		(0.13)	(0.67)	(3)	0.42	(4)
Diluted net (loss) earnings	(0.58)		(0.79)		(0.05)	(0.69)	(3)	0.41	(4)
Cash dividends declared	0.27		0.27		0.27	0.27		0.27
Book value per share	8.10		9.10		10.53	10.97		11.87
Common share price range:
High	12.56		22.49		16.55	18.80		29.37
Low	2.62		8.25		9.33	11.75		11.83
OTHER STATISTICS
Return on average stockholders' equity(7)	(6.8)%		(7.9)%		(0.4)%	(6.0)%		3.9%
Common shares issued and outstanding	52,237,750		51,752,677		53,934,084	54,208,803		55,056,641
Capital expenditures	$151,883	(8)	$41,953		$53,903	$92,083		$103,766
Number of retail outlets	562		562		593	593		595
Number of service bays	5,845		5,845		6,162	6,162		6,181

(1)
Includes an aggregate pretax charge of $5,353 for asset impairment, of which $2,779 was charged to merchandise cost of sales, $648 was charged to service cost of sales and $1,926 (pretax) was charged to discontinued operations.

(2)
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

(3)
Includes a pretax charge of $4,200 related to an asset impairment charge reflecting the remaining value of a commercial sales software asset, which was included in selling, general and administrative expenses.

(4)
Includes a pretax charge of $6,911 related to certain executive severance obligations.

(5)
Statement of operations data reflects 53 weeks for the fiscal year ended February 3, 2007 while the other years reflect 52 weeks.

(6)
Gross Profit from Merchandise Sales includes the cost of products sold, buying, warehousing and store occupancy costs. Gross Profit from Service Revenue includes the cost of installed products sold, buying, warehousing, service payroll and related employee benefits and occupancy costs. Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses. Our gross profit may not be comparable to those of our competitors due to differences in industry practice regarding the classification of certain costs.

(7)
Return on average stockholders' equity is calculated by taking the net (loss) earnings for the period divided by average stockholders' equity for the year.

(8)
Includes the purchase of master lease assets for $117,121.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Introduction

        Pep Boys is a leader in the automotive aftermarket, with 562 locations, housing 5,845 service bays, located throughout 35 states and Puerto Rico. All of our stores feature the nationally recognized Pep Boys brand name, established through more than 85 years of providing high-quality automotive merchandise and services, and are company-owned, ensuring chain-wide consistency for our customers. We are the only national chain offering automotive service, accessories, tires and parts under one roof, positioning us to achieve our goal of becoming the automotive solutions provider of choice for the value-oriented customer. In most of our stores we also have a commercial sales program that provides commercial credit and prompt delivery of tires, parts and other products to local, regional and national repair garages and dealers.

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

        Our fiscal year ends on the Saturday nearest January 31, which results in an extra week every six years. Our fiscal year ended January 31, 2009 was a 52-week year with the fourth quarter including 13 weeks. Fiscal year 2006 included 53 weeks including 14 weeks in the fourth quarter. All other years included in this report are 52 weeks.

        During fiscal 2008, we continued to focus on the key drivers of our long-term strategic plan—improving operational execution, expanding our hard parts assortment and developing a service center growth strategy. We continued to reinforce the importance of improving the customer shopping experience by focusing on continuous training on product knowledge, leadership and customer satisfaction. We made progress on our category management initiatives by completing our store remodel program, updating category line reviews and expanding our parts assortment. We also conducted extensive marketing tests to develop a tailored marketing plan for each of our markets in 2009 to maximize our reach and efficiencies. We also announced plans to add 20 to 40 service only "spokes" in fiscal year 2009 to complement our existing SUPERCENTER store base.

        Our net loss per share for the fiscal year ended January 31, 2009 was $0.58 per share or a $0.21 per share improvement over the $0.79 loss per share recorded in fiscal year 2007 (See "Results of Operations").

        In addition we continued our real estate monetization program by completing additional sale leaseback transactions on 63 properties in the first half of fiscal year 2008 for net proceeds of $211,470,000. The proceeds from these transactions were used to further reduce overall indebtedness, to satisfy our obligation under the master operating lease and for other capital expenditures.

CAPITAL & LIQUIDITY

Capital Resources and Needs

        Our cash requirements arise principally from the purchase of inventory, capital expenditures related to existing and new stores, offices and distribution centers, debt service and contractual obligations.

        Cash flows realized through the sale of automotive parts, accessories and services is our primary source of liquidity. Net cash used in operating activities was $39,507,000 in fiscal year 2008 while net cash provided by operating activities was $52,784,000 in fiscal year 2007 and $92,430,000 in fiscal year 2006. The $92,291,000 decrease in cash flows from operating activities in fiscal year 2008 as compared to fiscal year 2007 resulted from a $31,143,000 increase in our net loss (net of non-cash adjustments), and $58,244,000 in unfavorable changes in our operating assets and liabilities. The change in operating assets and liabilities was primarily due to an unfavorable change in merchandise inventory of $16,865,000. The inventory change is a result of our decision to exit certain non-core inventory in the fiscal year 2007 compounded by a decision to expand our hard parts assortment in fiscal year 2008. The change in accounts payable of $13,017,000 was primarily attributable to the timing of our accounts payable cycle. In addition, we expended approximately $5,000,000 to convert our vacation plan to a paid time off plan, satisfied approximately $19,918,000 of liabilities associated with our defined benefits executive supplemental retirement plan ($14,441,000 of the payment was to terminate the SERP) and paid $4,539,000 in connection with reducing the notional value on an interest rate swap by $55,000,000.

        In fiscal years 2008 and 2007, we generated $78,726,000 and $149,262,000, respectively, of cash flows from investing activities, while in fiscal year 2006 we used $57,339,000 of cash in investing activities. Fiscal years 2008 and 2007 included positive cash flow due to the sale lease back transactions of 63 and 34 stores, respectively, for $211,470,000 and $162,918,000 in net proceeds. The proceeds in fiscal year 2008 were used to satisfy a $117,121,000 purchase obligation under a master operating lease, to fund other capital expenditures and to retire $26,528,000 of senior subordinated notes. The proceeds in fiscal year 2007 were used to prepay a portion of the Company's Senior Secured Term Loan. In fiscal years 2008 and 2007, we also cancelled certain company-owned life insurance policies for net proceeds of $15,588,000 and $30,045,000, respectively. The proceeds from these non-core assets were used to satisfy our obligations under the Company's defined benefit executive supplemental retirement plan in the current year and to repay borrowings under our revolving credit facility and for general corporate purposes in the prior year.

        Our primary capital requirements are for new stores and for maintenance capital expenditures related to, and the remodeling of, our existing stores, offices and distribution centers. Capital expenditures in fiscal years 2008, 2007 and 2006 were $34,762,000 (excluding the purchase of assets under the master lease), $43,116,000 and $49,391,000, respectively. Capital expenditures in fiscal year 2008 were lower than fiscal year 2007 as a result of fewer store remodels. At the end of fiscal year 2008, we had no material capital expenditure commitments. Our fiscal year 2009 capital expenditures are expected to be approximately $50,000,000 which includes the addition of 20 to 40 service only "spoke" shops and the general maintenance of our existing stores. These expenditures are expected to be funded from net cash generated from operating activities and the Company's existing line of credit.

        In fiscal years 2008, 2007 and 2006 we used cash of $38,813,000; $203,004,000 and $61,488,000, respectively, in financing activities to reduce our overall indebtedness. In fiscal year 2008, we expended $6,754,000 for financing costs associated with our new $300,000,000 credit facility. In fiscal 2007, we repurchased $50,841,000 of our common shares and paid an additional $7,311,000 to settle shares of our common stock repurchased in the fourth quarter of fiscal year 2006.

        We anticipate that cash provided by operating activities, our existing line of credit and cash on hand will exceed our expected cash requirements in fiscal 2009. We expect to have excess availability under our existing line of credit during the entirety of fiscal 2009. We also have substantial owned real estate which we believe we can monetize, if necessary, through additional sale leaseback or other financing transactions.

        Our working capital was $179,233,000 at January 31, 2009; $195,343,000 at February 2, 2008 and $163,960,000 at February 3, 2007. Our long-term debt, as a percentage of its total capitalization, was 45% at January 31, 2009; 46% at February 2, 2008 and 49% at February 3, 2007. As of January 31,

2009, we had a $300,000,000 line of credit, with an availability of approximately $182,115,000. Our current portion of long term debt was $1,453,000 at January 31, 2009.

  Contractual Obligations

        The following chart represents our total contractual obligations and commercial commitments as of January 31, 2009:

Contractual Obligations	Total	Due in less than 1 year	Due in 1 - 3 years	Due in 3 - 5 years	Due after 5 years
	(dollars in thousands)
Long-term debt(1)	$349,191	$1,078	$2,156	$147,560	$198,397
Operating leases	777,957	77,103	146,357	135,940	418,557
Expected scheduled interest payments on all long-term debt, capital leases and lease finance obligations	134,318	25,256	50,235	47,919	10,908
Capital and lease financing obligations(1)	4,644	375	527	575	3,167
Other long-term obligations(2)	22,156	1,711	—	—	—

Total contractual obligations	$1,288,266	$105,523	$199,275	$331,994	$631,029

(1)
Long-term debt, capital leases and lease financing obligations include current maturities.

(2)
Primarily includes pension obligation of $9,304, FIN 48 liabilities and asset retirement obligations. We made voluntary contributions of $19,918; $440 and $504, to our pension plans in fiscal 2008, 2007 and 2006, respectively. Future plan contributions are dependent upon actual plan asset returns and interest rates. See Note 10 of Notes to Consolidated Financial Statements in "Item 8 Financial Statements and Supplementary Data" for further discussion of our pension plans. The above table does not reflect the timing of projected settlements for our recorded asset disposal costs of $7,130 and our FIN 48 liabilities of $3,429 because we cannot make a reliable estimate of the timing of the related cash payments.

Commercial Commitments	Total	Due in less than 1 year	Due in 1 - 3 years	Due in 3 - 5 years	Due after 5 years
	(dollar amounts in thousands)
Import letters of credit	$354	$354	$—	$—	$—
Standby letters of credit	86,502	46,502	40,000	—	—
Surety bonds	9,235	9,195	40	—	—
Purchase obligations(1)(2)	14,633	13,920	594	119	—

Total commercial commitments	$110,724	$69,971	$40,634	$119	$—

(1)
Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time. We currently do not have minimum purchase commitments under our vendor supply agreements and generally our open purchase orders (orders that have not been shipped) are not binding agreements. Those purchase obligations that are in transit from our vendors at January 31, 2009 are considered to be a commercial commitment.

(2)
In the first quarter of fiscal 2005, we entered into a commercial commitment to purchase approximately $4,800 of products over a six-year period. The commitment for years two through five is approximately $950 per year, while the final year's commitment is approximately half that amount. Following year two, we are obligated to pay the vendor a per unit fee if there is a shortfall between our cumulative purchases during the two year period and the minimum purchase requirement. For years three through six, we are obligated to pay the vendor a per unit fee for any annual shortfall. The maximum annual obligation under any shortfall is approximately $950. At January 31, 2009, we expect to meet the cumulative minimum purchase requirements under this contract.

  Long-term Debt

  Senior Secured Term Loan Facility due October, 2013

        On January 27, 2006 we entered into a $200,000,000 Senior Secured Term Loan facility due January 27, 2011. This facility is secured by a collateral pool consisting of real property and improvements associated with our stores, which is adjusted periodically based upon real estate values and borrowing levels. Interest at the rate of London Interbank Offered Rate (LIBOR) plus 3.0% on this facility was payable starting in February 2006. Proceeds from this facility were used to satisfy and discharge our then outstanding $43,000,000 6.88% Medium Term Notes due March 6, 2006 and $100,000,000 6.92% Term Enhanced Remarketable Securities (TERMS) due July 7, 2016 and to reduce borrowings under our line of credit by approximately $39,000,000.

        On October 27, 2006, we amended and restated the Senior Secured Term Loan facility to (i) increase the size from $200,000,000 to $320,000,000, (ii) extend the maturity from January 27, 2011 to October 27, 2013 and (iii) reduce the interest rate from LIBOR plus 3.00% to LIBOR plus 2.75%. Proceeds were used to satisfy and discharge $119,000,000 in outstanding 4.25% convertible Senior Notes due June 1, 2007.

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

        As of January 31, 2009, the number of stores which collateralize the Senior Secured Term Loan was reduced to 101 properties. The outstanding balance under the Term loan at the end of fiscal year 2008 was $150,794,000. The $3,858,000 decline in the outstanding balance was due to quarterly principal payments and an additional payment to release a store from the collateral pool to allow it to be sold to an unrelated third party.

  Senior Subordinated Notes due December, 2014

        On December 14, 2004, we issued $200,000,000 aggregate principal amount of 7.5% Senior Subordinated Notes due December 15, 2014. During fiscal year 2008 the Company repurchased notes in the principal amount of $25,465,000 with a portion of the net proceeds generated from the sale leaseback transactions on 63 stores. On January 31, 2009 the outstanding balance of these notes was $174,535,000.

  Revolving Credit Agreement due December, 2009

        On December 2, 2004, we further amended our then existing amended and restated line of credit agreement. The amendment increased the amount available for borrowings to $357,500,000 with an ability, upon satisfaction of certain conditions, to increase such amount to $400,000,000. The amendment also reduced the interest rate under the agreement to LIBOR plus 1.75% (after June 1, 2005, the rate decreased to LIBOR plus 1.50%, subject to 0.25% incremental increases as excess availability falls below $50,000,000). The amendment also provided the flexibility, upon satisfaction of certain conditions, to release up to $99,000,000 of reserves required as of December 2, 2004 under the line of credit agreement to support certain operating leases. Finally, the amendment extended the term of the agreement through December 2009. The weighted average interest rate on borrowings under the line of credit agreement was 7.51% at February 2, 2008. On January 16, 2009, the Company terminated this revolving credit agreement and recognized in interest expense $1,172,000 due to the accelerated write off of related unamortized deferred financing costs.

  Revolving Credit Agreement due December, 2014

        On January 16, 2009, we entered into a new revolving credit agreement with available borrowings up to $300,000,000. Our ability to borrow under the revolving credit agreement is based on a specific borrowing base consisting of inventory and accounts receivable. Total incurred fees of $6,754,000 were capitalized and will be amortized over the 5 year life of the facility. The interest rate on this credit line is LIBOR or Prime plus 2.75% to 3.25% based upon the then current availability under the facility. The weighted average interest rate on borrowing under the facility was 6.25% at January 31, 2009. Fees based on the unused portion of the facility range from 37.5 to 75.0 basis points. As of January 31, 2009, current borrowings under the facility were $23,862,000.

        The weighted average interest rate on borrowings during the fiscal years 2008 and 2007 were 5.8% and 7.51%, respectively.

  Other Notes

        During fiscal year 2008, notes payable with aggregate principal balances of $248,000 and a weighted average interest rates of 8.0% at February 2, 2008 were paid in full.

  Other Matters

        Several of our debt agreements require compliance with covenants. The most restrictive of these requirements is contained in our revolving credit agreement. During any period the availability under the revolving credit agreement drops below $52,500,000, we are required to maintain a consolidated fixed charge coverage ratio, of at least 1.1:1.0, calculated as the ratio of (a) EBITDA (net income plus interest charges, provision for taxes, depreciation and amortization expense, non-cash stock compensation expenses and other non-recurring, non-cash items) minus capital expenditures and income taxes paid to (b) the sum of debt service charges and restricted payments made. The failure to satisfy this covenant would constitute an event of default under the revolving credit agreement, which would result in a cross-default under our 7.5% Senior Subordinated Notes and Senior Secured Term Loan.

        As of January 31, 2009, the Company had additional availability under the revolving credit agreement of approximately $182,115,000 and was in compliance with its financial covenants.

  Other Contractual Obligations

        In the third quarter of fiscal 2004, we entered into a vendor financing program with an availability of $20,000,000. Under this program, our factor made accelerated and discounted payments to our vendors and we, in turn, made our regularly-scheduled full vendor payments to the factor. This program was terminated effective December, 2007.

        On June 29, 2007, we replaced the vendor financing program with a new lender and increased availability up to $65,000,000. This availability was subsequently reduced to $40,000,000. There was an outstanding balance of $31,930,000 and $14,254,000 under this program as of January 31, 2009 and February 2, 2008, respectively.

        We have letter of credit arrangements in connection with our risk management, import merchandising and vendor financing programs. We were contingently liable for $354,000 and $691,000 in outstanding import letters of credit and $86,502,000 and $63,477,000 in outstanding standby letters of credit as of January 31, 2009 and February 2, 2008, respectively.

        We are also contingently liable for surety bonds in the amount of approximately $9,235,000 and $6,598,000 as of January 31, 2009 and February 2, 2008, respectively. The surety bonds guarantee certain of our payments (for example utilities, easement repairs, licensing requirements and customs fees).

  Off-balance Sheet Arrangements

        In the third quarter of fiscal year 2004, we entered into a $35,000,000 operating lease for certain operating equipment at an interest rate of LIBOR plus 2.25%. We have evaluated this transaction in accordance with the guidance of Financial Accounting Standards Board Interpretation Number (FIN) 46 and re-evaluated the transaction under FIN 46R and have determined that the Company is not required to consolidate the leasing entity. As of January 31, 2009, there was an outstanding commitment of $1,809,000 under the lease. The lease includes a residual value guarantee with a maximum value of approximately $172,000. We expect the fair market value of the leased equipment to substantially reduce or eliminate our payment under the residual guarantee at the end of the lease term. In accordance with FIN 45, we have recorded a liability for the fair value of the guarantee related to this operating lease. As of January 31, 2009 and February 2, 2008, the current value of this liability was $6,800 and $38,000, respectively, which is recorded in other long-term liabilities on the consolidated balance sheets.

        We lease certain property and equipment under operating leases and lease financings which contain renewal and escalation clauses, step rent provisions, capital improvements funding and other lease concessions. These provisions are considered in the calculation of our minimum lease payments which are recognized as expense on a straight-line basis over the applicable lease term. In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No.13, as amended by SFAS No.29, any lease payments that are based upon an existing index or rate are included in our minimum lease payment calculations. Total operating lease commitments as of January 31, 2009 were $777,957,000.

  Pension and Retirement Plans

        We have a defined benefit pension plan covering our full-time employees hired on or before February 1, 1992.

        The Company also has a Supplemental Executive Retirement Plan (SERP). This unfunded plan has a defined benefit component that provides key employees designated by the Board of Directors with retirement and death benefits. Retirement benefits are based on salary and bonuses; death benefits are based on salary. Benefits paid to a participant under the defined pension plan are deducted from the benefits otherwise payable under the defined benefit portion of the SERP. On January 31, 2004, we amended and restated our SERP. This amendment converted the defined benefit portion of the SERP to a defined contribution portion for certain unvested participants and all future participants. On December 31, 2008 the Company terminated the defined benefit portion of the SERP with a $14,441,000 payment and recorded a $6,005,000 charge in accordance with SFAS No.88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

        The expense under these plans for fiscal years 2008, 2007, and 2006 was $8,476,000; $3,612,000 and $3,999,000, respectively. The fiscal year 2008 pension expense includes a SERP settlement charge of $6,005,000. Pension expense is calculated based upon a number of actuarial assumptions, including an expected return on plan assets of 6.7% and a discount rate of 6.5%. In developing the expected return on asset assumptions, we evaluated input from our actuaries, including their review of asset class return expectations. The discount rate utilized for the pension plans is based on a model bond portfolio with durations that match the expected payment patterns of the plans. We continue to evaluate our actuarial assumptions and make adjustments as necessary for the existing plans. In fiscal year 2008, we contributed an aggregate of $19,918,000 to our pension plans to fund the retirement obligations and for the termination of the defined benefit portion of the SERP. Based upon the current funded status of the defined benefit pension plan, we do not expect to make any cash contributions in fiscal year 2009. See Note 10 of Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for further discussion of our pension plans.

RESULTS OF OPERATIONS

        The following discussion explains the material changes in our results of operations for the fifty-two weeks ended January 31, 2009, the fifty-two weeks ended February 2, 2008 and fifty-three weeks ended February 3, 2007.

Discontinued Operations

        In the third quarter of fiscal year 2007, we adopted our long-term strategic plan. One of the initial steps in this plan was the identification of 31 low-return stores for closure. We have accounted for these store closures in accordance with the provisions of SFAS No.146 "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No.144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS No.144). In accordance with SFAS No.144, our discontinued operations for all periods presented reflect the operating results for 11 of the 31 closed stores because we do not believe that the customers of these stores are likely to become customers of other Pep Boys stores due to geographical considerations. The operating results for the other 20 closed stores are included in continuing operations because we believe that the customers of these stores are likely to become customers of other Pep Boys stores that are in close proximity.

        The following analysis of our results of continuing operations excludes the operating results of the above-referenced 11 stores which have been classified as discontinued operations for all periods presented.

Analysis of Statement of Operations

        The following table presents, for the periods indicated, certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues					Percentage Change
Year ended	Jan 31, 2009 (Fiscal 2008)	Feb 2, 2008 (Fiscal 2007)		Feb 3, 2007 (Fiscal 2006)		Fiscal 2008 vs. Fiscal 2007	Fiscal 2007 vs. Fiscal 2006
Merchandise Sales	81.4%	81.8%		82.6%		(10.3)%	(5.6)%
Service Revenue(1)	18.6	18.2		17.4		(7.8)	(0.6)

Total Revenues	100.0	100.0		100.0		(9.8)	(4.7)
Costs of Merchandise Sales(2)	71.9 (3)	74.6	(3)	71.2	(3)	13.5	(1.0)
Costs of Service Revenue(2)	93.0 (3)	89.0	(3)	91.6	(3)	3.7	(3.3)
Total Costs of Revenues	75.9	77.3		74.8		11.5	(1.5)
Gross Profit from Merchandise Sales	28.1 (3)	25.4	(3)	28.8	(3)	(0.7)	(16.8)
Gross Profit from Service Revenue	7.0 (3)	11.0	(3)	8.4	(3)	(41.5)	29.1
Total Gross Profit	24.1	22.7		25.2		(4.3)	(14.1)
Selling, General and Administrative Expenses	25.2	24.2		24.4		6.4	(5.1)
Net Gain from Disposition of Assets	0.5	0.7		0.4		(35.9)	68.9
Operating (Loss) Profit	(0.5)	(0.8)		1.3		41.7	(158.9)
Non-operating Income	0.1	0.2		0.3		(62.5)	(25.3)
Interest Expense	1.4	2.4		2.2		47.3	4.0
Loss from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(1.8)	(2.9)		(0.6)		44.5	(367.9)
Income Tax Benefit	17.6 (4)	(40.6	)(4)	(47.5	)(4)	(76.0)	300.0
Net Loss from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(1.5)	(1.8)		(0.3)		23.0	(429.5)
Discontinued Operations, Net of Tax	(0.1)	(0.1)		0.2		55.8	(183.1)
Cumulative Effect of Change in Accounting Principle Net of Tax	—	—		—		—	NM

Net Loss	(1.6)	(1.9)		(0.1)		25.9	(1,510.0)

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

(4)
As a percentage of Loss from Continuing Operations Before Cumulative Effect of Change in Accounting Principle

NM Not meaningful

Fiscal Year 2008 vs. Fiscal Year 2007

        Total revenues for fiscal year 2008 decreased 9.8% to $1,927,788,000 compared to $2,138,075,000 for fiscal year 2007. This decrease was primarily due to weaker sales in our retail business stemming from lower customer counts and the de-emphasis of non-core automotive merchandise. Comparable revenues decreased by 8.0%, consisting of an 8.4% decrease in comparable merchandise sales and a 6.2% decrease in comparable service revenue. Upon reaching its 13th month of operation, a store is added to our comparable sales store base. Stores are removed from the comparable sales store base upon their relocation or closure. Once a relocated store reaches its 13th month of operation at its new location, it is added back into our comparable sales store base. Square footage increases are infrequent and immaterial and, accordingly are not considered in our calculations of comparable sales data.

        In late fiscal year 2007 and the first half of fiscal year 2008, as part of our long-term strategic plan, we rebalanced our inventory through an aggressive mark-down and sell through program of non-core and unproductive merchandise in order to allow us to allocate a larger portion of our inventory investment to core automotive merchandise. This action was taken because our core automotive merchandise, which is utilized in each of our lines of business (DIY and DIFM) carries a higher gross product margin, requires less promotional activity and communicates to our customers our commitment to fulfilling all of their automotive aftermarket needs. Merchandise sales declined in fiscal year 2008 as compared to fiscal year 2007 as a result of our decision to exit non-core and unproductive products and lower customer counts.

        Customer counts continued to decline in fiscal year 2008 due to increased competition as our competitors continued to open more stores, the overall industry decline in the DIY business and as the result of challenging macroeconomic factors. Higher interest rates, energy costs and gas prices resulted in less discretionary income and resulted in a reduction in miles driven in the USA as compared to the prior year. We believe that less discretionary income coupled with fewer miles driven resulted in fewer purchases of automotive accessories and the deferral of automotive maintenance. Fewer miles driven results in less wear and tear on vehicles, which in turn results in fewer sales of automotive parts and automotive maintenance and repair services. Due to the changing macroeconomic conditions, future trends in consumer confidence, disposable income and miles driven are uncertainties that could impact future results.

        To address these sales and customer count declines, we are (i) improving store execution by providing additional associate sales and technical training, (ii) increasing service center productivity by transitioning to performance-based pay compensation programs, (iii) utilizing more impactful targeted marketing through a variety of media platforms, (iv) offering our customers a broader selection of tires and hard parts and (v) focusing on providing fast, expert customer service. We believe that providing a better customer experience, value proposition and marketing will stem the decline in customer counts and sales over the long term.

        Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 28.1% in fiscal year 2008 from 25.4% in fiscal year 2007. The decrease in dollars was $3,124,000 or a 0.7% decrease from the prior year. The prior year included an inventory impairment charge of $32,803,000 and a $5,350,000 asset impairment charge resulting from the closure of 20 stores. Included in the current year is an asset and inventory impairment charge of $5,779,000. The asset impairment charge was primarily for certain closed locations as a result of the decline in real estate values and the inventory impairment charge was due to our temporarily restricting certain small engine merchandise for sale that is the subject of an ongoing EPA inquiry. Excluding these adjustments from both years, gross profit as a percent of merchandise sales increased from 27.5% in fiscal year 2007 to 28.4 in the current year. In dollars, merchandise gross profit decreased $35,498,000 or 7.4% primarily due to reduced merchandise sales. A further breakdown of our gross profit from merchandise sales excluding the items mentioned above is as follows: Our product gross margins improved by 170 basis points to

44.4% and warehousing costs declined by 16 basis points to 4.0% of merchandise sales. These improvements were partially offset by increased occupancy costs of 90 basis points as a result of increased rental obligations stemming from the sale-leaseback transactions.

        Gross profit from service revenue declined as a percentage of service revenue to 7.0% in fiscal year 2008 from 11.0% in fiscal year 2007. Gross profit dollars from service revenue declined by 41.5% in fiscal year 2008 or $17,681,000 from fiscal year 2007. The prior year included a $1,849,000 asset impairment charge related to the closure of 20 closed stores while the current year included an additional asset impairment charge of $648,000. Excluding these adjustments, gross profit from service revenue declined by $18,882,000. As a percentage of service revenues, gross margin declined from 11.4% in the prior year to 7.1% in fiscal year 2008 primarily due to a $30,373,000 decline in service revenue as discussed above and higher workers compensation expense, partly offset by lower service payroll and related expenses. The decline in sales volume resulted in reduced leverage of fixed expenses such as occupancy costs and to a certain extent labor costs.

        Selling, general and administrative expenses, as a percentage of total revenues, increased to 25.2% for fiscal year 2008 as compared to 24.2% for fiscal year 2007, however total selling general and administrative expenses declined by $33,329,000 or 6.4% over the prior year. This decrease in dollars was the result of expense control initiatives, with major reductions in compensation and compensation related benefits of $29,377,000 and lower media expense of $4,776,000 as compared to the same period in the prior year.

        Net gain from disposition of assets decreased, as a percentage of total revenue, to 0.5% for fiscal year 2008 as compared to 0.7% for fiscal year 2007. The $5,435,000 decrease resulted from the decline in the immediate recognition of gain on the sale leaseback transactions that were completed in the prior year as compared to those completed in the current year.

        Interest expense decreased $24,245,000 or 47.3% to $27,048,000 in fiscal year 2008 from $51,293,000 in fiscal year 2007 primarily due to reduced debt levels as a result of applying proceeds from our sale leaseback transactions. Included in fiscal 2008 are a gain of $3,460,000 due to debt repurchases and a $1,172,000 charge for deferred financing costs related to our previous credit facility. Fiscal year 2007 includes a $5,900,000 charge for deferred financing costs resulting from the repayment of $162,558,000 of our Senior Secured Term Loan facility and the reclassification from other comprehensive loss for the portion of the related interest rate swap that is no longer designated as a hedge. Excluding these adjustments, interest expense declined by $16,057,000 or 35.4%.

        Non-operating income as a percentage of total revenues decreased from 0.2% in fiscal year 2007 to 0.1% in fiscal year 2008. This decrease of $3,279,000 was due to lower investment balances in fiscal year 2008 as compared to fiscal year 2007.

        Loss from discontinued operations was $1,591,000 in fiscal year 2008 versus $3,601,000, in fiscal year 2007. Fiscal years 2008 and 2007 included impairment charges of $1,926,000 and $3,764,000, respectively due to 11 store closures in the fourth quarter of fiscal year 2007.

        Our income tax benefit as a percentage of loss from continuing operations before income taxes was 17.6% or $6,139,000 for fiscal 2008 versus 40.6% or $25,594,000 for fiscal year 2007. The decline in the effective rate was due to the non-deductibility of certain expenses for tax purposes, the recognition of a gain for tax on the surrender of life insurance policies and the establishment of a valuation allowance on certain state net operating losses and credits.

        As a result of the foregoing, our net loss decreased by $10,610,000 in fiscal year 2008 to $30,429,000 from $41,039,000 in fiscal year 2007. The Company's basic and diluted loss per share improved $0.21 per share in fiscal year 2008 to a loss of $0.58 per share versus a loss of $0.79 per share in fiscal year 2007.

Fiscal Year 2007 vs. Fiscal Year 2006

        Total revenues for fiscal 2007 decreased 4.7% to $2,138,075,000 from $2,243,855,000 in fiscal year 2006. This decrease was primarily the result of weaker sales in our retail business stemming from lower customer counts and the de-emphasis of non-core automotive merchandise. On a 52-week basis, comparable revenues decreased by 3.1%, consisting of a 1.8% increase in comparable service revenue and a 4.2% decrease in comparable merchandise sales. Upon reaching its 13th month of operation, a store is added to our comparable sales store base. Stores are removed from the comparables sales store base upon their relocation or closure. Once a relocated store reaches its 13th month of operation at its new location, it is added back into our comparable sales store base. Square footage increases are infrequent and immaterial and, accordingly are not considered in our calculations of comparable sales data.

        Gross profit from merchandise sales decreased, as a percentage of merchandise sales, to 25.4% in fiscal 2007 from 28.8% in fiscal 2006. This decrease in dollars was $89,650,000 or a 16.8% decrease from the prior year. This decrease, as a percentage of merchandise sales, resulted primarily from decreased product margins, higher occupancy costs and higher rent expense offset, in part, by lower warehousing and distribution costs. The 2.5% decrease in product margins resulted from recording a $32,803,000 inventory impairment charge associated with the markdown and discontinuance of certain non core products as part of our longer term-strategic plan. Occupancy costs increased by $7,242,000 primarily due to the impairment charges of $5,350,000 related to the 20 stores identified for closure that operated as clearance centers during the fourth quarter and rent expense increased by $4,128,000 primarily related to the change in fair value of the cash flow hedge associated with variable lease payments on certain stores, partially offset by lower equipment rental. Warehousing and distribution costs decreased by $7,083,000 due to a more efficient store replenishment schedule and lower occupancy costs.

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

        Selling, general and administrative expenses, as a percentage of total revenues, decreased to 24.2% for fiscal 2007 as compared to 24.4% for fiscal 2006. The decrease in dollars was $28,026,000 or a 5.1% decrease from the prior year. The dollar decrease resulted primarily from lower retail associate compensation expense of $15,744,000, lower retail associate costs of $8,349,000 (workers compensation and medical) and reduced media expenditures of $5,700,000, partially offset by increased legal settlements and reserves.

        Net gain from disposition of assets increased, as a percentage of total revenue, to 0.7% for fiscal 2007 as compared to 0.4% for fiscal 2006. The $6,183,000 increase resulted from the $13,971,000 gain realized upon the consummation of our 34 store sale leaseback transaction which was required to be immediately recognized (the remaining portion of the gain is being amortized over the lease term).

        Interest expense increased $1,951,000 or 4.0% to $51,293,000 in fiscal 2007 from $49,342,000 in fiscal 2006. Included in fiscal 2007 was $5,900,000 in expense incurred due to the write off of deferred financing costs resulting from the repayment of $162,558,000 of our Senior Secured Term Loan facility and the reclassification from other comprehensive loss for the portion of the related interest rate swap that is no longer designated as a hedge. Included in fiscal 2006 was $4,200,000 of expense associated with the early satisfaction and discharge of $119,000,000 4% Senior Convertible Notes due in June, 2007. In fiscal 2007, we experienced a lower weighted average interest rate and lower debt levels

        Non-operating income as a percentage of total revenues decreased from 0.3% in fiscal 2006 to 0.2% in fiscal 2007. This decrease in dollars of $1,777,000 was due to the shorter investment period of available funds in fiscal 2007 as compared to fiscal 2006.

        Discontinued operations was a loss, net of tax, of $3,601,000 in fiscal 2007 versus income, net of tax, of $4,333,000, in fiscal 2006. Fiscal 2007's loss resulted primarily from the impairment charges and closure costs associated with the 11 stores closed in the fourth quarter that were reclassified to discontinued operations. Fiscal 2006's results for such locations include a gain, net of tax, of $4,468,000 on the sale of one location.

        Our income tax benefit as a percentage of loss from continuing operations before income taxes and cumulative effect of change in accounting principle was 40.6% or $25,594,000 versus 47.5% or $6,399,000. The decrease in the effective tax rate is primarily due to a non cash adjustment of $2,451,000 to our state deferred liabilities resulting from a change in our filing position in 2006, offset by an additional tax benefit of $4,227,000 recorded in fiscal year 2007 relating to uncertain tax positions for tax years closed due to the statute of limitations and lower effective state tax rates.

Industry Comparison

        We operate in the U.S. automotive aftermarket, which has two general lines of business: the Do-It-For-Me ("DIFM") (service labor, installed merchandise and tires) market and the Do-It-Yourself ("DIY") (retail merchandise) market. Generally, the specialized automotive retailers focus on either the "DIY" or "DIFM" areas of the business. We believe that operation in both the "DIY" and "DIFM" areas of the business positively differentiates us from most of our competitors. Although we manage our store performance at a store level in aggregation, we believe that the following presentation shows an accurate comparison against competitors within the two sales arenas. We compete in the "DIY" area of the business through our retail sales floor and commercial sales business (Retail Sales). Our Service Center business (labor and installed merchandise and tires) competes in the "DIFM" area of the industry. The following table presents the revenues and gross profit for each area of the business.

	Fiscal Year ended
(dollar amounts in thousands)	January 31, 2009	February 2, 2008	February 3, 2007
Retail Sales(1)	$1,058,021	$1,226,175	$1,336,330
Service Center Revenue(2)	869,767	911,900	907,525

Total Revenues	$1,927,788	$2,138,075	$2,243,855

Gross Profit from Retail Sales(3)	$273,262	$277,206	$377,897
Gross Profit from Service Center Revenue(4)	192,170	209,031	188,383

Total Gross Profit	$465,432	$486,237	$566,280

(1)
Excludes revenues from installed products.

(2)
Includes revenues from installed products.

(3)
Gross Profit from Retail Sales includes the cost of products sold, buying, warehousing and store occupancy costs.

(4)
Gross Profit from Service Center Revenue includes the cost of installed products sold, buying, warehousing, service center payroll and related employee benefits and service center occupancy costs. Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses.

  Effects of Inflation

        We use the LIFO method of inventory valuation. Thus, the cost of merchandise sold approximates current cost. Although we cannot accurately determine the precise effect of inflation on its operations, we do not believe inflation has had a material effect on revenues or results of operations during all fiscals years presented.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, share-based compensation, risk participation agreements and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe that the following represent our more critical estimates and assumptions used in the preparation of the consolidated financial statements, although not all inclusive:

  •
  Inventory is stated at the lower of cost as determined under LIFO or market in the consolidated financial statements. We evaluate whether inventory is stated at the lower of cost or market based on historical experience with the carrying value and current market conditions. In addition, historically we have been able to return excess items to vendors for credit. Future changes in vendors, in their policies or in their willingness to accept returns of excess inventory could require a revision in the estimates. If our estimates regarding excess or obsolete inventory are inaccurate, we may incur losses or gains that could be material. A 10% difference in these estimates at January 31, 2009 would have affected net loss by approximately $1 million for the fiscal year ended January 31, 2009.

  •
  We have risk participation arrangements with respect to casualty and health care insurance, including the maintaining of stop loss coverage with third party insurers to limit our total exposure. A reserve for the liabilities associated with these agreements is established using generally accepted actuarial methods followed in the insurance industry and our historical claims experience. The amounts included in our costs related to these arrangements are estimated and can vary based on changes in assumptions, claims experience or the providers included in the associated insurance programs. A 10% change in our self-insurance liabilities at January 31, 2009 would have affected net loss by approximately $6.3 million for the fiscal year ended January 31, 2009.

  •
  We record reserves for future product returns, warranty claims and inventory shrinkage. The reserves are based on expected returns of products and historical claims and inventory shrinkage experience. If actual experience differs from historical levels, revisions in our estimates may be required. A 10% change in these reserves at January 31, 2009 would have affected net loss by approximately $1 million for the fiscal year ended January 31, 2009.

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

Change in Assumption	Impact on Annual Pension Expense	Impact on Projected Benefit Obligation
0.50 percentage point decrease in discount rate	Increase $320,000	Increase $2,335,000
0.50 percentage point increase in discount rate	Decrease $320,000	Decrease $2,335,000
5.00 percentage point decrease in expected rate of return on assets	Increase $138,000	—
5.00 percentage point increase in expected rate of return on assets	Decrease $138,000	—
  •
  We periodically evaluate our long-lived assets for indicators of impairment. Management's judgments are based on market and operating conditions at the time of evaluation. Future events could cause management's conclusion on impairment to change, requiring an adjustment of these assets to their then current fair market value.

  •
  We have a share-based compensation plan, which includes stock options and restricted stock units, or RSUs. We account for our share-based compensation plans as prescribed by the fair value provisions of SFAS No. 123R. We determine the fair value of our stock options at the date of the grant using the Black-Scholes option-pricing model. The RSUs are awarded at a price equal to the market price of our underlying stock on the date of the grant. The pricing model and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include the expected life of stock options, expected stock price volatility, future employee stock option exercise behaviors and the estimate of award forfeitures. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are different from these assumptions, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. In addition, significant changes in these assumptions could materially impact our share-based compensation expense on future awards. A 10% change in our share-based compensation expense for the fiscal year ended January 31, 2009 would have affected net loss by approximately $200,000.

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

  At any one time our tax returns for many tax years are subject to examination by U.S. Federal, foreign, and state taxing jurisdictions. We establish tax liabilities in accordance with FIN No. 48,

    "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. We adjust these tax liabilities, as well as the related interest and penalties, based on the latest facts and circumstances, including recently published rulings, court cases, and outcomes of tax audits. To the extent our actual tax liability differs from our established tax liabilities for unrecognized tax benefits, our effective tax rate may be materially impacted. While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of any particular tax position or deduction, we believe that our tax balances reflect the more-likely-than-not outcome of known tax contingencies.

    The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. In this regard when determining whether or not we should establish a valuation allowance, the Company considers various tax planning strategies, including potential real estate transactions, as future taxable income. To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted. Actual results could differ from this assessment if adequate taxable income is not generated in future periods from either operations or projected tax planning strategies. We had net deferred tax assets of $41,860,000 and $32,612,000 as of January 31, 2009 and February 2, 2008, respectively.

RECENT ACCOUNTING STANDARDS

        The Company adopted the provisions of FIN 48 on February 4, 2007. In connection with the adoption, the Company recorded a net decrease to retained earnings of $155,000 and reclassified certain previously recognized deferred tax attributes as FIN 48 liabilities. For additional information, see Note 14, "Income Taxes."

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158). SFAS No. 158 requires entities to:

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

  •
  Measure plan assets and benefit obligations as of the end of the employer's fiscal year; and

  •
  Disclose additional information.

        The Company adopted the requirement to recognize the funded status of a benefit plan and the additional disclosure requirements at February 3, 2007. At February 2, 2008, the Company adopted the SFAS No. 158 requirement to measure plan assets and benefit obligations as of the date of the Company's fiscal year end. In accordance with SFAS 158, the change of measurement date from a calendar year to the Company's fiscal year resulted in a net charge to Retained Earnings of $189,000 and a credit to Accumulated Other Comprehensive Loss of $123,000. This net charge to Retained Earnings represents the after-tax pension expense for the period from January 1, 2008 to February 2, 2008.

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 defines the term fair value, establishes a framework for measuring it within generally accepted accounting principles and expands disclosures about its measurements. The Company adopted SFAS No. 157 on February 3, 2008. This adoption did not have a material effect on the Company's financial statements. Fair value disclosures are provided in Note 16.

        In March 2007, the EITF reached a consensus on Issue Number 06-10, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements" (EITF 06-10). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, although early adoption is permitted. The adoption of EITF 06-10 resulted in a $1,165,000 net of tax charge to retained earnings on February 3, 2008.

        In June 2007, the FASB ratified EITF Issue Number 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" (EITF 06-11). EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified non-vested shares, (b) dividend equivalents on equity-classified non-vested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS No. 123(R), "Share-Based Payment," and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified non-vested equity shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective prospectively for the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. On February 3, 2008, the Company adopted EITF 06-11, which did not have a material impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" (SFAS No. 141R), which replaces SFAS No. 141, "Business Combinations." SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interests in the acquired entity; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Costs of the acquisition will be recognized separately from the business combination. SFAS No. 141R applies prospectively, except for taxes, to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. The Company is currently evaluating the impact SFAS No. 141R will have on its consolidated financial statements beginning in fiscal year 2009 in the event of an acquisition by the Company.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" (SFAS No. 160). SFAS No. 160, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company's noncontrolling interest in a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial condition, results of operations or cash flows.

        In February 2008, the FASB issued Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" (FSP No. 157-2), that defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities. SFAS No. 157 is effective for certain nonfinancial assets and nonfinancial liabilities for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP No. 157-2 to have a material impact on its financial condition, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" (SFAS No. 161). SFAS No. 161 requires increased qualitative, quantitative, and credit-risk disclosures. Qualitative disclosures include how and why an entity uses derivatives or hedging activity, how the entity is accounting for these activities and how the instruments affect the entity's financial position, financial performance and cash flows. Quantitative disclosures include information (in a tabular format) about the fair value of the derivative instruments, including gains and losses, and should contain more detailed information about the location of the derivative instrument in the entity's financial statements. Credit-risk disclosures include information about the existence and nature of credit risk-related contingent features included in derivative instruments. Credit-risk-related contingent features can be defined as those that require entities, upon the occurrence of a credit event (e.g., credit rating downgrade), to settle derivative instruments or to post collateral. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on the Company.

        On May 9, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). This statement reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. The Board believes that the previous GAAP hierarchy under SAS 69 was flawed because it (1) was directed to auditors, not entities, who are ultimately responsible for preparing U.S. GAAP financial statements; (2) was too complex; and (3) did not properly rank the accounting literature. In accordance with SFAS No. 162, the sources of accounting principles that are generally accepted are categorized in descending order of authority as follows: (a) FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement No. 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB (b) FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position (c) AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (d) Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practice. SFAS No. 162 is effective 60 days after the SEC's approval of the PCAOB's amendments to AU Section 411. The SEC approved SFAS No. 162 on September 16, 2008. The adoption of SFAS No. 162 did not affect our financial condition, results of operations or cash flows.

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1). The FSP addresses

"whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method outlined in SFAS No. 128, "Earnings per Share." The FASB concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Under SFAS No. 128, restricted shares are better termed non-vested and are accounted for under SFAS No. 123(R) "Share-Based Payment" which requires accounting for the non-vested shares under the treasury stock method. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of EITF 03-6-1 will not have a material impact on the Company.

        In September 2008, the EITF reached a consensus on Issue Number 08-5, "Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement" (EITF 08-05). The Task Force reached a consensus that an issuer of a liability with a third-party credit enhancement that is inseparable from the liability must treat the liability and the credit enhancement as two units of accounting. Under the consensus, the fair value measurement of the liability does not include the effect of the third-party credit enhancement; therefore, changes in the issuer's credit standing without the support of the credit enhancement affect the fair value measurement of the issuer's liability. Entities will need to disclose the existence of any third-party credit enhancements related to their liabilities that are within the scope of this Issue (i.e., that are measured at fair value). We do not expect the adoption of EITF No. 08-5 to have a material impact on our financial condition, results of operations or cash flows.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has market rate exposure in its financial instruments due to changes in interest rates.

Variable Rate Debt

        The Company's revolving credit agreement bears interest at LIBOR or Prime plus 2.75% to 3.25% based upon the then current availability under the facility. At January 31, 2009, the Company had outstanding borrowings of $23,862,000 under the revolving credit agreement. Additionally, the Company has a Senior Secured Term Loan facility with a balance of $150,794,000 at January 31, 2009, that bears interest at three month LIBOR plus 2.00%, and $1,809,000 of equipment operating leases which have lease payments that vary based on changes in LIBOR. A one percent change in the LIBOR rate would have affected net loss by approximately $1.5 million for the fiscal year ended January 31, 2009.

Fixed Rate Debt

        The table below summarizes the fair value and contract terms of fixed rate debt instruments, principally the 7.5% Senior Subordinated notes, held by the Company at January 31, 2009:

(dollar amounts in thousands)	Amount	Average Interest Rate
Fair value at January 31, 2009	$84,301

Expected maturities:
2009	$247	3.90%
2010	258	3.90
2011	269	3.90
2012	281	3.90
2013	294	3.90
Thereafter	177,701	7.45

Total Carrying Amount	$179,050

        At February 2, 2008, the Company had outstanding $205,035,000 of fixed rate notes with an aggregate fair market value of $199,137,000. The Company determines fair value on its fixed rate debt by using quoted market prices and current interest rates.

Interest Rate Swaps

        On June 3, 2003, the Company entered into an interest rate swap for a notional amount of $130,000,000. The Company had designated the swap as a cash flow hedge of the Company's real estate master operating lease payments. The interest rate swap converted the variable LIBOR portion of the lease payment to a fixed rate of 2.90%. Both the master operating lease and interest rate swap were terminated as of July 1, 2008. As of February 2, 2008 and February 3, 2007, the fair value was an asset of $22,000 and $4,150,000, respectively, recorded within other long-term assets on the balance sheet. In the fourth quarter of fiscal year 2006, the Company determined it was not in compliance with SFAS No. 133 for hedge accounting and, accordingly, recorded a reduction of rent expense, which is included in Costs of Merchandise and Costs of Service Revenues, for the cumulative fair value change of $4,150,000. This change in fair value had previously been recorded in Accumulated Other Comprehensive Income (Loss) on the consolidated balance sheets. The Company evaluated the impact of this error and concluded there was no material impact on the fourth quarter of fiscal 2006 or any historical periods. The Company thereafter removed its designation as a cash flow hedge on this transaction and recorded the change in fair value in operations until the July 1, 2008 termination date.

        On November 2, 2006, the Company entered into an interest rate swap for a notional amount of $200,000,000. The Company has designated the swap a cash flow hedge on the first $200,000,000 of the Company's $320,000,000 senior secured notes. The interest rate swap converts the variable LIBOR portion of the interest payments to a fixed rate of 5.036% and terminates in October 2013. The Company did not meet the documentation requirements of SFAS No. 133, at inception or as of February 3, 2007 and, accordingly, recorded the increase in the fair value of the interest rate swap of $1,490,000 as a reduction to Interest Expense. The Company documented that the swap met the requirements of SFAS No. 133 for hedge accounting on April 9, 2007, and prospectively records the effective portion of the change in fair value of the swap through Accumulated Other Comprehensive Loss. On November 27, 2007, the Company prepaid $162,558,000 of the Senior Secured Term Loan facility which eliminated a portion of the future interest payments hedged by the interest rate swap. The Company concluded that it was not probable that those future interest payments would occur. In accordance with SFAS No. 133, the Company discontinued hedge accounting for the unmatched portion of the swap and reclassified a $2,259,000 pre-tax loss applicable to the unmatched portion of the $200,000,000 interest rate swap from other comprehensive income to interest expense. On November 27, 2007, the Company re-designated $145,000,000 notional amount of the interest rate swap as a cash flow hedge to fully match the future interest payments under the Senior Secured Notes. As a result, all future changes in this interest rate swap's fair value that has been re-designated as a hedge will be recorded to Accumulated Other Comprehensive Loss. From the period of November 27, 2007 through February 1, 2008, interest expense includes $4,166,000 related to the $55,000,000 unmatched portion of this swap. On February 1, 2008, the Company recorded $4,539,000 within accrued expenses to reduce the notional amount of the interest rate swap to $145,000,000 from the original $200,000,000 amount. The $4,539,000 was paid on February 4, 2008.

        As of January 31, 2009 and February 2, 2008, respectively, the fair value of the swap was a net $15,805,000 and $10,985,000 payable recorded within other long-term liabilities.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pep Boys—Manny, Moe & Jack
Philadelphia, Pennsylvania

        We have audited the accompanying consolidated balance sheets of The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") as of January 31, 2009 and February 2, 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pep Boys—Manny, Moe & Jack and subsidiaries as of January 31, 2009 and February 2, 2008 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation ("FIN") 48, Accounting for Uncertainty in Income Taxes, and Statement of Financial Accounting Standards ("SFAS") No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, as of February 4, 2007 and February 3, 2007, respectively.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
April 14, 2009

CONSOLIDATED BALANCE SHEETS

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands, except share data)

	January 31, 2009	February 2, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$21,332	$20,926
Accounts receivable, less allowance for uncollectible accounts of $1,912 and $1,937	28,831	29,450
Merchandise inventories	564,931	561,152
Prepaid expenses	25,390	43,842
Other	62,421	77,469
Assets held for disposal	12,653	16,918

Total Current Assets	715,558	749,757

Property and Equipment—Net	740,331	780,779

Deferred income taxes	77,708	20,775
Other	18,792	32,609

Total Assets	$1,552,389	$1,583,920

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$212,340	$245,423
Trade payable program liability	31,930	14,254
Accrued expenses	254,754	292,623
Deferred income taxes	35,848	—
Current maturities of long-term debt and obligations under capital leases	1,453	2,114

Total Current Liabilities	536,325	554,414

Long-term debt and obligations under capital leases, less current maturities	352,382	400,016
Other long-term liabilities	70,322	72,183
Deferred gain from asset sales	170,204	86,595
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $1 per share: Authorized 500,000,000 shares; Issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	292,728	296,074
Retained earnings	358,670	406,819
Accumulated other comprehensive loss	(18,075)	(14,183)
Less cost of shares in treasury—14,124,021 shares and 14,609,094 shares	219,460	227,291
Less cost of shares in benefits trust—2,195,270 shares	59,264	59,264

Total Stockholders' Equity	423,156	470,712

Total Liabilities and Stockholders' Equity	$1,552,389	$1,583,920

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands, except share data)

Year ended	January 31, 2009	February 2, 2008	February 3, 2007
Merchandise Sales	$1,569,664	$1,749,578	$1,853,077
Service Revenue	358,124	388,497	390,778

Total Revenues	1,927,788	2,138,075	2,243,855

Costs of Merchandise Sales	1,129,162	1,305,952	1,319,801
Costs of Service Revenue	333,194	345,886	357,774

Total Costs of Revenues	1,462,356	1,651,838	1,677,575

Gross Profit from Merchandise Sales	440,502	443,626	533,276
Gross Profit from Service Revenue	24,930	42,611	33,004

Total Gross Profit	465,432	486,237	566,280

Selling, General and Administrative Expenses	485,044	518,373	546,399
Net Gain from Disposition of Assets	9,716	15,151	8,968

Operating (Loss) Profit	(9,896)	(16,985)	28,849
Non-operating Income	1,967	5,246	7,023
Interest Expense	27,048	51,293	49,342

Loss from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(34,977)	(63,032)	(13,470)
Income Tax Benefit	(6,139)	(25,594)	(6,399)

Net Loss from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(28,838)	(37,438)	(7,071)
(Loss) Earnings from Discontinued Operations, Net of Tax of $(857), $(2,463) and $1,796	(1,591)	(3,601)	4,333
Cumulative Effect of Change in Accounting Principle, Net of Tax of $(78)	—	—	189

Net Loss	$(30,429)	$(41,039)	$(2,549)

Basic Loss per Share:
Net Loss from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$(0.55)	$(0.72)	$(0.13)
(Loss) Earnings from Discontinued Operations, Net of Tax	(0.03)	(0.07)	0.08
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—

Basic Loss per Share	$(0.58)	$(0.79)	$(0.05)

Diluted Loss per Share:
Net Loss from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$(0.55)	$(0.72)	$(0.13)
(Loss) Earnings from Discontinued Operations, Net of Tax	(0.03)	(0.07)	0.08
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—

Diluted Loss per Share	$(0.58)	$(0.79)	$(0.05)

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands, except share data)

	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Retained Earnings				Benefit Trust	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance, January 28, 2006	68,557,041	$68,557	$288,098	$481,926	(12,152,968)	$(181,187)	$(3,565)	$(59,264)	$594,565
Comprehensive Loss:
Net loss				(2,549)					(2,549)
Minimum pension liability adjustment, net of tax							887		887
Fair market value adjustment on derivatives, net of tax							(3,648)		(3,648)

Total Comprehensive Loss									(5,310)
Cash dividends ($.27 per share)				(14,757)					(14,757)
Incremental effect from adoption of FAS No. 158, net of tax							(3,054)		(3,054)
Effect of stock options and related tax benefits			(669)	(657)	80,641	1,387			61
Effect of restricted stock unit conversions			(1,096)		74,107	712			(384)
Stock compensation expense			3,051						3,051
Repurchase of Common Stock					(494,800)	(7,311)			(7,311)
Dividend reinvestment plan				(166)	65,333	1,060			894

Balance, February 3, 2007	68,557,041	68,557	289,384	463,797	(12,427,687)	(185,339)	(9,380)	(59,264)	567,755

Comprehensive Loss:
Net loss				(41,039)					(41,039)
Changes in net unrecognized other postretirement benefit costs, net of tax							2,462		2,462
Fair market value adjustment on derivatives, net of tax							(7,388)		(7,388)

Total Comprehensive Loss									(45,965)
Cash dividends ($.27 per share)				(14,177)					(14,177)
Incremental effect from adoption of FIN No. 48, net of tax				(155)					(155)
FAS No. 158 change in measurement date effect, net of tax				(189)			123		(66)
Effect of stock options and related tax benefits			1,752	(1,332)	291,125	4,984			5,404
Effect of restricted stock unit conversions			(4,818)		176,256	3,038			(1,780)
Stock compensation expense			9,756						9,756
Repurchase of Common Stock					(2,702,460)	(50,841)			(50,841)
Dividend reinvestment plan				(86)	53,672	867			781

Balance, February 2, 2008	68,557,041	68,557	296,074	406,819	(14,609,094)	(227,291)	(14,183)	(59,264)	470,712

Effect of EITF 06-10 net of tax				(1,165)					(1,165)
Comprehensive Loss:
Net loss				(30,429)					(30,429)
Changes in net unrecognized other postretirement benefit costs, net of tax							(958)		(958)
Fair market value adjustment on derivatives, net of tax							(2,934)		(2,934)

Total Comprehensive Loss									(34,321)
Cash dividends ($.27 per share)				(14,111)					(14,111)
Effect of stock options and related tax benefits			(1,154)	(37)	3,750	60			(1,131)
Effect of restricted stock unit conversions			(4,935)		279,458	4,512			(423)
Stock compensation expense			2,743						2,743
Dividend reinvestment plan				(2,407)	201,865	3,259			852

Balance, January 31, 2009	68,557,041	$68,557	$292,728	$358,670	(14,124,021)	$(219,460)	$(18,075)	$(59,264)	$423,156

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands)

	Year ended
	January 31, 2009	February 2, 2008	February 3, 2007
Cash Flows from Operating Activities:
Net Loss	$(30,429)	$(41,039)	$(2,549)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Continuing Operations:
Net loss (earnings) from discontinued operations	1,591	3,601	(4,333)
Depreciation and amortization	73,207	81,036	87,525
Cumulative effect of change in accounting principle, net of tax	—	—	(189)
Amortization of deferred gain from asset sales	(10,285)	(1,030)	—
Accretion of asset disposal obligation	263	276	266
Loss on defeasance of convertible debt	—	—	755
Stock compensation expense	2,743	9,756	3,051
Inventory impairment	—	32,803	—
Gain from debt retirement	(3,460)	—	—
Cancellation of vested stock options	—	—	(1,056)
Deferred income taxes	(6,258)	(28,187)	(8,316)
Gain from dispositions of assets	(9,716)	(15,151)	(8,968)
Loss from asset impairment	3,427	7,199	840
Change in fair value of derivatives	177	9,268	(5,568)
Excess tax benefits from stock based awards	(3)	(1,104)	(95)
Increase in cash surrender value of life insurance policies	100	(4,928)	(2,143)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other	23,904	(1,579)	24,045
(Increase) decrease in merchandise inventories	(3,779)	13,087	9,250
(Decrease) increase in accounts payable	(33,083)	(20,066)	3,549
(Decrease) increase in accrued expenses	(34,993)	10,083	(4,165)
(Decrease) increase in other long-term liabilities	(11,992)	(3,224)	2,093

Net Cash (Used in) Provided by Continuing Operations	(38,586)	50,801	93,992
Net Cash (Used in) Provided by Discontinued Operations	(921)	1,983	(1,562)

Net Cash (Used in) Provided by Operating Activities	(39,507)	52,784	92,430

Cash Flows from Investing Activities:
Cash paid for master lease property	(117,121)	—	—
Cash paid for property and equipment	(34,762)	(43,116)	(49,391)
Proceeds from dispositions of assets	210,635	162,712	10,561
Life insurance proceeds received (paid)	15,588	30,045	(24,669)

Net Cash Provided by (Used in) Continuing Operations	74,340	149,641	(63,499)
Net Cash Provided by (Used in) Discontinued Operations	4,386	(379)	6,160

Net Cash Provided by (Used in) Investing Activities	78,726	149,262	(57,339)

Cash Flows from Financing Activities:
Borrowings under line of credit agreements	205,162	570,094	586,993
Payments under line of credit agreements	(223,345)	(545,617)	(635,562)
Excess tax benefits from stock based awards	3	1,104	95
Borrowings on trade payable program liability	196,680	142,884	76,713
Payments on trade payable program liability	(179,004)	(142,620)	(73,879)
Payments for finance issuance costs	(6,936)	(85)	(2,217)
Proceeds from lease financing	8,661	4,827	—
Proceeds from issuance of notes	—	—	121,000
Reduction of long-term debt	(26,528)	(165,409)	(2,263)
Reduction of convertible debt	—	—	(119,000)
Payments on capital lease obligations	(270)	(286)	(227)
Dividends paid	(14,111)	(14,177)	(14,757)
Repurchase of common stock	—	(58,152)	—
Proceeds from exercise of stock options	23	3,652	722
Proceeds from dividend reinvestment plan	852	781	894

Net Cash Used in Financing Activities	(38,813)	(203,004)	(61,488)

Net Increase (Decrease) in Cash and Cash Equivalents	406	(958)	(26,397)

Cash and Cash Equivalents at Beginning of Year	20,926	21,884	48,281
Cash and Cash Equivalents at End of Year	$21,332	$20,926	$21,884

Cash paid for interest, net of amounts capitalized	$26,548	$44,129	$46,245
Cash received from income tax refunds	$—	$59	$1
Cash paid for income taxes	$1,330	$3,147	$632
Supplemental Disclosure of Cash Flow Information:
Non-cash investing activities:
Accrued purchases of property and equipment	$1,214	$1,985	$3,691
Non-cash financing activities:
Equipment capital leases	$—	$—	$84
Repurchase of common stock not settled	$—	$—	$7,311

See notes to the consolidated financial statements

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS    The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") is engaged principally in automotive repair and maintenance and in the sale of automotive tires, parts and accessories through a chain of stores. The Company currently operates stores in 35 states and Puerto Rico.

        FISCAL YEAR END    The Company's fiscal year ends on the Saturday nearest to January 31. Fiscal year 2008, which ended January 31, 2009, and fiscal year 2007, which ended February 2, 2008, were comprised of 52 weeks, and fiscal year 2006, which ended February 3, 2007, was comprised of 53 weeks.

        PRINCIPLES OF CONSOLIDATION    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

        USE OF ESTIMATES    The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        MERCHANDISE INVENTORIES    Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $493,886 and $475,179 as of January 31, 2009 and February 2, 2008, respectively. During fiscal years 2008, 2007 and 2006, the effect of LIFO layer liquidations on gross profit was immaterial.

        The Company also records valuation adjustments for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions. The nature of the Company's inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company's vendors for credit. The Company records those valuation adjustments when less than full credit is expected from a vendor or when market is lower than recorded costs. These adjustments are reviewed on a quarterly basis for adequacy. The Company's inventory is recorded net of valuation adjustments for these matters which were $15,874 and $11,167 as of January 31, 2009 and February 2, 2008, respectively.

        During the third quarter of fiscal year 2007, the Company recorded a $32,803 inventory impairment for the discontinuance and planned exit of certain non-core merchandise products adopted as one of the initial steps in the Company's long-term strategic plan. The impairment charge which is included in cost of merchandise sales reduced the carrying value of the discontinued merchandise from $74,080 to $41,277. The carrying value of the remaining discontinued merchandise at January 31, 2009 was immaterial.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

        CASH AND CASH EQUIVALENTS    Cash equivalents include all short-term, highly liquid investments with an initial maturity of three months or less when purchased. All credit and debit card transactions that settle in less than seven days are also classified as cash and cash equivalents.

        PROPERTY AND EQUIPMENT    Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives: building and improvements, 5 to 40 years, and furniture, fixtures and equipment, 3 to 10 years. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost and accumulated depreciation are eliminated and the gain or loss, if any, is included in the determination of net income. The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Property and equipment information follows:

	January 31, 2009	February 2, 2008
Property and Equipment—at cost:
Land	207,608	213,962
Buildings and improvements	822,950	858,699
Furniture, fixtures and equipment	685,707	699,303
Construction in progress	2,576	3,992

	1,718,841	1,775,956
Less accumulated depreciation and amortization	978,510	995,177

Total Property and Equipment—Net	740,331	780,779

        SOFTWARE CAPITALIZATION    The Company, in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", capitalizes certain direct development costs associated with internal-use software, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects. These costs are amortized over a period not to exceed five years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred.

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

        ACCOUNTS RECEIVABLE    Accounts receivable are primarily comprised of amounts due from commercial customers. The Company records an allowance for doubtful accounts based upon an evaluation of the credit worthiness of its customers. The allowance is reviewed for adequacy at least

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

quarterly, and adjusted as necessary. Specific accounts are written off against the allowance when management determines the account is uncollectible.

        TRADE PAYABLE PROGRAM LIABILITY    In the third quarter of fiscal year 2004, we entered into a vendor financing program. Under this program, our factor makes accelerated and discounted payments to our vendors and we, in turn, make our regularly-scheduled full vendor payments to the factor. On June 29, 2007, we replaced the vendor financing program with a new lender and increased availability from $20,000 to $65,000. This availability was subsequently reduced to $40,000. There was an outstanding balance of $31,930 and $14,254 under this program as of January 31, 2009 and February 2, 2008 respectively, which is classified as trade payable program liability in the consolidated balance sheet.

        VENDOR SUPPORT FUNDS    The Company receives various incentives in the form of discounts and allowances from its vendors based on the volume of purchases or for services that the Company provides to the vendors. These incentives received from vendors include rebates, allowances and promotional funds. Typically, these funds are dependent on purchase volumes. The amounts received are subject to changes in market conditions, vendor marketing strategies and changes in the profitability or sell-through of the related merchandise for the Company.

        The Company accounts for vendor support funds in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor" (EITF 02-16). Rebates and other miscellaneous incentives are earned based on purchases or product sales. These incentives are treated as a reduction of inventories and are recognized as a reduction to cost of sales as the inventories are sold. Certain vendor allowances are used exclusively for promotions and to partially or fully offset certain other direct expenses. Such allowances would be offset against the appropriate expenses they offset, if the Company determines the allowances are for specific, identifiable incremental expenses.

        WARRANTY RESERVE    The Company provides warranties for both its merchandise sales and service labor. Warranties for merchandise are generally covered by the respective vendors, with the Company covering any costs above the vendor's stipulated allowance. Service labor is warranted in full by the Company for a limited specific time period. The Company establishes its warranty reserves based on experience. These costs are included in either our costs of merchandise sales or costs of service revenue in the consolidated statement of operations.

        The reserve for warranty activity for the years ended January 31, 2009 and February 2, 2008, respectively, is as follows:

Balance at February 3, 2007	$645
Additions related to sales in the current year	7,937
Warranty costs incurred in the current year	(8,335)

Balance at February 2, 2008	247
Additions related to sales in the current year	13,439
Warranty costs incurred in the current year	(12,889)

Balance at January 31, 2009	$797

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

        LEASES    The Company amortizes leasehold improvements over the lesser of the lease term or the economic life of those assets. Generally, for the stores the lease term is the base lease term and for distribution centers the lease term includes the base lease term plus certain renewal option periods for which renewal is reasonably assured and for which failure to exercise the renewal option would result in an economic penalty to the Company. The calculation of straight-line rent expense is based on the same lease term with consideration for step rent provisions, escalation clauses, rent holidays and other lease concessions. The Company expenses rent during the construction or build-out phase of the lease.

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

        PENSION AND RETIREMENT PLANS    The Company reports all information on its pension and savings plan benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions" and SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", as amended by SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits—an Amendment of FASB Statements No. 87, 88 and 106 (revised 2003)" (SFAS 132R), as amended by SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R).

        INCOME TAXES    The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based upon enacted tax laws and rates applied to the differences between the financial statement and tax bases of assets and liabilities.

        The accounting for our uncertain tax positions changed with the adoption of Financial Accounting Standards Board Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), on February 4, 2007. Refer to Note 14 for further discussion of the impact of adopting FIN 48 and change in unrecognized tax benefit during fiscal year 2008.

        In evaluating our income tax positions, we record liabilities for potential exposures. These tax liabilities are adjusted in the period actual developments give rise to such change. Those developments could be, but are not limited to, settlement of tax audits, expiration of the statute of limitations, and changes in the tax code and regulations, along with varying application of tax policy and administration within those jurisdictions.

        The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheets. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. To the extent the Company believes that recovery is not more likely than not, a valuation allowance must be established. In this regard when determining whether or not a valuation allowance should be established, the Company considers various tax planning strategies, including

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

potential real estate transactions to generate future taxable income. To the extent the Company establishes a valuation allowance or changes the allowance in a future period, income tax expense will be impacted. Actual results could differ from this assessment if adequate taxable income is not generated in future periods from either operations or projected tax planning strategies.

        ADVERTISING    The Company expenses the costs of advertising the first time the advertising takes place. Gross advertising expense for fiscal years 2008, 2007 and 2006 were $73,700; $78,475 and $84,206, respectively. No advertising costs were recorded as assets as of January 31, 2009 or February 2, 2008.

        STORE OPENING COSTS    The costs of opening new stores are expensed as incurred.

        IMPAIRMENT OF LONG-LIVED ASSETS    The Company accounts for long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard prescribes the method for asset impairment evaluation of long-lived assets and certain identifiable intangibles that are both held and used or to be disposed of. The Company evaluates the ability to recover long-lived assets whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. In the event assets are impaired, losses are recognized to the extent the carrying value exceeds the fair value. In addition, the Company reports assets to be disposed of at the lower of the carrying amount or the fair market value less selling costs. See discussion of current year impairments in Note 7, "Store Closures and Asset Impairments."

        EARNINGS PER SHARE    Earnings per share for all periods have been computed in accordance with SFAS No. 128, "Earnings Per Share" as amended by SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R). Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing earnings plus the interest on the convertible senior notes by the weighted average number of common shares outstanding during the year plus the assumed conversion of dilutive convertible debt and incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. During fiscal year 2008, no convertible notes were outstanding.

        ACCOUNTING FOR STOCK-BASED COMPENSATION    At January 31, 2009, the Company has two stock-based employee compensation plans, which are described in Note 12, "Equity Compensation Plans."

        Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award).

        The Company recognized approximately $641; $3,060 and $1,340 of compensation expense related to stock options, and approximately $2,102; $6,696 and $1,711 of compensation expense related to restricted stock units (RSUs), included in selling, general and administrative expenses for fiscal years 2008, 2007 and 2006 respectively. The related tax benefit recognized was approximately $1,019; $3,624 and $894 for fiscal years 2008, 2007 and 2006, respectively.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

        Expected volatility is based on historical volatilities for a time period similar to that of the expected term. In estimating the expected term of the options, the Company has utilized the "simplified method" allowable under the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 107, "Share-Based Payment" through December 31, 2007 and changed to an actual experience method during fiscal year 2008. The risk-free rate is based on the U.S. treasury yield curve for issues with a remaining term equal to the expected term. The fair value of each option granted during fiscal years 2008, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended
	January 31, 2009	February 2, 2008	February 3, 2007
Dividend yield	2.93%	1.79%	2.02%
Expected volatility	45%	39%	53%
Risk-free interest rate range:
High	3.2%	5.0%	4.8%
Low	2.7%	3.5%	4.6%
Ranges of expected lives in years	3-4	4-5	5-7

        SFAS No. 123R also requires the Company to reflect in its consolidated statement of cash flows, any excess tax benefits realized upon the exercise of stock options or issuance of RSUs, in excess of that which is associated with the expense recognized for financial reporting purposes. Approximately $3; $1,104 and $95 are reflected as a financing cash inflows in the consolidated statement of cash flows for fiscal years 2008, 2007 and 2006, respectively.

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

        SEGMENT INFORMATION    The Company reports segment information in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131). The Company operates in one industry, the automotive aftermarket using a SUPERCENTER layout, which houses both retail and service centers in one building. In accordance with SFAS No. 131, the Company has 6 operating segments defined by geographic regions which are Northeast, Mid-Atlantic, Southeast, Central, West and Southern CA. Each segment serves both our DIY and our

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

DIFM lines of business. The Company aggregates all of its operating segments and has one reportable segment. Sales by major product categories are as follows:

Year ended	Jan. 31, 2009	Feb. 2, 2008	Feb. 3, 2007
Parts and Accessories	$1,255,975	$1,423,891	$1,537,076
Tires	313,689	325,687	316,001

Total Merchandise Sales	1,569,664	1,749,578	1,853,077
Service Labor	358,124	388,497	390,778

Total Revenues	$1,927,788	$2,138,075	$2,243,855

        SIGNIFICANT SUPPLIERS    During fiscal year 2008, the Company's ten largest suppliers accounted for approximately 48% of the merchandise purchased by the Company. No single supplier accounted for more than 20% of the Company's purchases. The Company has no long-term contracts under which the Company is required to purchase merchandise except for a contract to purchase bulk oil for use in the Company's service bays, which expires in 2011.

        SELF INSURANCE    The Company has risk participation arrangements with respect to workers' compensation, general liability, automobile liability, and other casualty coverages. The Company has a wholly owned captive insurance subsidiary through which it reinsures this retained exposure. This subsidiary uses both risk sharing treaties and third party insurance to manage this exposure. In addition, the Company self insures certain employee-related health care benefit liabilities. The Company maintains stop loss coverage with third party insurers through which it reinsures certain of its casualty and health care benefit liabilities. The Company records both liabilities and reinsurance receivables using actuarial methods utilized in the insurance industry based upon our historical claims experience.

RECENT ACCOUNTING STANDARDS

        The Company adopted the provisions of FIN 48 on February 4, 2007. In connection with the adoption, the Company recorded a net decrease to retained earnings of $155 and reclassified certain previously recognized deferred tax attributes as FIN 48 liabilities. For additional information, see Note 14, "Income Taxes."

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158). SFAS No. 158 requires entities to:

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

        The Company adopted the requirement to recognize the funded status of a benefit plan and the additional disclosure requirements at February 3, 2007. At February 2, 2008, the Company adopted the SFAS No. 158 requirement to measure plan assets and benefit obligations as of the date of the Company's fiscal year end. In accordance with SFAS 158, the change of measurement date from a calendar year to the Company's fiscal year resulted in a net charge to Retained Earnings of $189 and a credit to Accumulated Other Comprehensive Loss of $123. This net charge to Retained Earnings represents the after-tax pension expense for the period from January 1, 2008 to February 2, 2008.

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 defines the term fair value, establishes a framework for measuring it within generally accepted accounting principles and expands disclosures about its measurements. The Company adopted SFAS 157 on February 3, 2008. This adoption did not have a material effect on the Company's financial statements. Fair value disclosures are provided in Note 16.

        In March 2007, the EITF reached a consensus on Issue Number 06-10, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements" (EITF 06-10). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No.106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, although early adoption is permitted. The adoption of EITF 06-10 resulted in a $1,165 net of tax charge to retained earnings on February 3, 2008.

        In June 2007, the FASB ratified EITF Issue Number 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" (EITF 06-11). EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified non-vested shares, (b) dividend equivalents on equity-classified non-vested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS No. 123(R), "Share-Based Payment," and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified non-vested equity shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective prospectively for the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. On February 3, 2008, the Company adopted EITF 06-11, which did not have a material impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" (SFAS No. 141R), which replaces SFAS No. 141, "Business Combinations." SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

financial statements the identifiable assets acquired, the liabilities assumed and any controlling interests in the acquired entity; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Costs of the acquisition will be recognized separately from the business combination. SFAS No. 141R applies prospectively, except for taxes, to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. The Company is currently evaluating the impact SFAS No. 141R will have on its consolidated financial statements beginning in fiscal year 2009 in the event of an acquisition by the Company.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" (SFAS No. 160). SFAS No. 160, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company's noncontrolling interest in a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial condition, results of operations or cash flows.

        In February 2008, the FASB issued Staff Position No. FAS 157-2 (FSP No. 157-2), "Effective Date of FASB Statement No. 157" (FSP No. 157-2) that defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities. SFAS No. 157 is effective for certain nonfinancial assets and nonfinancial liabilities for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP No. 157-2 to have a material impact on its financial condition, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" (SFAS No. 160). SFAS No. 161 requires increased qualitative, quantitative, and credit-risk disclosures. Qualitative disclosures include how and why an entity uses derivatives or hedging activity, how the entity is accounting for these activities and how the instruments affect the entity's financial position, financial performance and cash flows. Quantitative disclosures include information (in a tabular format) about the fair value of the derivative instruments, including gains and losses, and should contain more detailed information about the location of the derivative instrument in the entity's financial statements. Credit-risk disclosures include information about the existence and nature of credit risk-related contingent features included in derivative instruments. Credit-risk-related contingent features can be defined as those that require entities, upon the occurrence of a credit event (e.g., credit rating downgrade), to settle derivative instruments or to post collateral. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the Company's consolidated financial statements.

        On May 9, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). This statement reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. The Board believes that the previous GAAP hierarchy under SAS 69 was flawed because it (1) was directed to auditors, not entities, who are ultimately responsible for preparing U.S. GAAP financial statements; (2) was too complex; and (3) did not properly rank the accounting literature. In

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

accordance with SFAS No. 162, the sources of accounting principles that are generally accepted are categorized in descending order of authority as follows: (a) FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement No. 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB (b) FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position (c) AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (d) Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practice. SFAS No. 162 is effective 60 days after the SEC's approval of the PCAOB's amendments to AU Section 411. The SEC approved SFAS No. 162 on September 16, 2008. The adoption of SFAS No. 162 did not affect our financial condition, results of operations or cash flows.

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1). The FSP addresses "whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method outlined in SFAS No. 128, "Earnings per Share". The FASB concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Under SFAS No. 128, restricted shares are better termed non-vested and are accounted for under SFAS No. 123(R) "Share-Based Payment" which requires accounting for the non-vested shares under the treasury stock method. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect that the adoption of EITF 03-6-1 will have a material impact on our calculation of earnings per share.

        In September 2008, the EITF reached a consensus on Issue Number 08-5, "Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement" (EITF 08-5). The Task Force reached a consensus that an issuer of a liability with a third-party credit enhancement that is inseparable from the liability must treat the liability and the credit enhancement as two units of accounting. Under the consensus, the fair value measurement of the liability does not include the effect of the third-party credit enhancement; therefore, changes in the issuer's credit standing without the support of the credit enhancement affect the fair value measurement of the issuer's liability. Entities will need to disclose the existence of any third-party credit enhancements related to their liabilities that are within the scope of this Issue (i.e., that are measured at fair value). The Company does not expect the adoption of EITF 08-5 to have a material impact on its financial condition, results of operations or cash flows.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

NOTE 2—DEBT AND FINANCING ARRANGEMENTS

  LONG-TERM DEBT

	January 31, 2009	February 2, 2008
7.50% Senior Subordinated Notes, due December 2014	$174,535	$200,000
Senior Secured Term Loan, due October 2013	150,794	154,652
Other notes payable, 8.0%	—	248
Lease financing obligations, payable through October 2022	4,515	4,786
Capital lease obligations payable through October 2009	129	399
Line of credit agreement, through December 2009	—	42,045
Line of credit agreement, through January 2014	23,862	—

	353,835	402,130
Less current maturities	1,453	2,114

Total Long-Term Debt	$352,382	$400,016

  Senior Secured Term Loan Facility due October, 2013

        On January 27, 2006 the Company entered into a $200,000 Senior Secured Term Loan facility due January 27, 2011. This facility is secured by a collateral pool consisting of real property and improvements associated with Company stores, which is adjusted periodically based upon real estate values and borrowing levels. Interest at the rate of London Interbank Offered Rate (LIBOR) plus 3.0% on this facility was payable starting in February 2006. Proceeds from this facility were used to satisfy and discharge the Company's then outstanding $43,000 6.88% Medium Term Notes due March 6, 2006 and $100,000 6.92% Term Enhanced Remarketable Securities (TERMS) due July 7, 2016 and to reduce borrowings under our line of credit by approximately $39,000.

        On October 27, 2006, the Company amended and restated the Senior Secured Term Loan facility to (i) increase the size from $200,000 to $320,000, (ii) extend the maturity from January 27, 2011 to October 27, 2013 and (iii) reduce the interest rate from LIBOR plus 3.00% to LIBOR plus 2.75%. Proceeds were used to satisfy and discharge $119,000 in outstanding 4.25% convertible Senior Notes due June 1, 2007.

        On February 15, 2007, the Company further amended the Senior Secured Term Loan facility to reduce the interest rate from LIBOR plus 2.75% to LIBOR plus 2.00%.

        On November 27, 2007, the Company sold the land and buildings for 34 owned properties to an independent third party. The Company used $162,558 of the net proceeds to prepay a portion of the Senior Secured Term Loan facility. This prepayment reduced the principal amount of the facility to $155,000 and reduced the scheduled quarterly repayments from $800 to $391. In addition the prepayment resulted in the recognition in interest expense of approximately $5,900 of deferred financing fees and the reclassification from other comprehensive loss for the portion of the related interest rate swap that is no longer designated as a hedge.

        As of January 31, 2009, the number of stores which collateralize the Senior Secured Term Loan was reduced to 101 properties. The outstanding balance under the Term loan at the end of fiscal year 2008 was $150,794. The $3,858 decline in the outstanding balance was due to quarterly principal

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

payments and an additional payment to release a store from the collateral pool to allow it to be sold to an unrelated third party.

  Senior Subordinated Notes due December, 2014

        On December 14, 2004, the Company issued $200,000 aggregate principal amount of 7.5% Senior Subordinated Notes due December 15, 2014. During fiscal year 2008 the Company repurchased notes in the principal amount of $25,465 with a portion of the net proceeds generated from the sale leaseback transactions on 63 stores during fiscal year 2008. On January 31, 2009 the outstanding balance of these notes was $174,535.

  Revolving Credit Agreement due December, 2009

        On December 2, 2004, the Company further amended its amended and restated line of credit agreement. The amendment increased the amount available for borrowings to $357,500 with an ability, upon satisfaction of certain conditions, to increase such amount to $400,000. The amendment also reduced the interest rate under the agreement to LIBOR plus 1.75% (after June 1, 2005, the rate decreased to LIBOR plus 1.50%, subject to 0.25% incremental increases as excess availability falls below $50,000). The amendment also provided the flexibility, upon satisfaction of certain conditions, to release up to $99,000 of reserves required as of December 2, 2004 under the line of credit agreement to support certain operating leases. Finally, the amendment extended the term of the agreement through December 2009. The weighted average interest rate on borrowings under the line of credit agreement was 7.51% at February 2, 2008. On January 16, 2009, the Company terminated this revolving credit agreement and recognized in interest expense $1,172 of deferred financing costs.

  Revolving Credit Agreement due December, 2014

        On January 16, 2009, the Company entered into a new revolving credit agreement with available borrowings up to $300,000. Our ability to borrow under the revolving credit agreement is based on a specific borrowing base consisting of inventory and accounts receivable. Total incurred fees of $6,754 were capitalized and will be amortized over the 5 year life of the facility. The interest rate on this credit line is LIBOR or Prime plus 2.75% to 3.25% based upon the then current availability under the facility. The weighted average interest rate on borrowing under the facility was 6.25% at January 31, 2009. Fees based on the unused portion of the facility range from 37.5 to 75.0 basis points. As of January 31, 2009, the availability under the facility was $182,115.

        The weighted average interest rate on borrowings during fiscal years 2008 and 2007 was 5.8% and 7.51%, respectively.

  Other Notes

        During fiscal year 2008, notes payable with aggregate principal balances of $248 and a weighted average interest rates of 8.0% at February 2, 2008 was paid in full.

  Other Matters

        Several of the Company's debt agreements require compliance with covenants. The most restrictive of these requirements is contained in the Company's revolving credit agreement. During any period

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

that the Company's availability under its revolving credit agreement drops below $52,500 the Company is required to maintain a consolidated fixed charge coverage ratio, of at least 1.1:1.0, calculated as the ratio of (a) EBITDA (net income plus interest charges, provision for taxes, depreciation and amortization expense, non-cash stock compensation expenses and other non-recurring, non-cash items) minus capital expenditures and income taxes paid to (b) the sum of debt service charges and restricted payments made. The failure to satisfy this covenant would constitute an event of default under the Company's revolving credit agreement, which would result in a cross-default under the Company's 7.5% Senior Subordinated Notes and Senior Secured Term Loan.

        As of January 31, 2009, the Company had additional availability under the revolving credit agreement of approximately $182,115 and was in compliance with its financial covenants.

  Other Contractual Obligations

        In the third quarter of fiscal 2004, the Company entered into a vendor financing program with an availability of $20,000. Under this program, the Company's factor made accelerated and discounted payments to its vendors and the Company, in turn, made regularly-scheduled full vendor payments to the factor. This program was terminated effective December, 2007.

        On June 29, 2007, we entered into a new vendor financing program with availability up to $65,000. The availability was subsequently reduced and as of January 31, 2009 the availability was $40,000. There was an outstanding balance of $31,930 and $14,254 under this program as of January 31, 2009 and February 2, 2008, respectively.

        The Company has letter of credit arrangements in connection with its risk management, import merchandising and vendor financing programs. The Company was contingently liable for $354 and $691 in outstanding import letters of credit and $86,502 and $63,477 in outstanding standby letters of credit as of January 31, 2009 and February 2, 2008, respectively.

        The Company is also contingently liable for surety bonds in the amount of $9,235 and $6,598 as of January 31, 2009 and February 2, 2008, respectively. The surety bonds guarantee certain of our payments (for example utilities, easement repairs, licensing requirements and customs fees).

        The annual maturities of all long-term debt and capital lease commitments for the next five fiscal years are:

Year	Long-Term Debt	Capital Leases	Lease Financing Obligation	Total
2009	$1,078	$129	$247	$1,454
2010	1,078	—	258	1,336
2011	1,078	—	269	1,347
2012	1,078	—	281	1,359
2013	146,482	—	294	146,776
Thereafter	198,397	—	3,166	201,563

Total	$349,191	$129	$4,515	$353,835

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

NOTE 3—ACCRUED EXPENSES

        The Company's accrued expenses as of January 31, 2009 and February 2, 2008, were as follows:

	January 31, 2009	February 2, 2008
Casualty and medical risk insurance	$154,046	$164,435
Accrued compensation and related taxes	34,818	46,376
Sales tax payable	11,458	12,367
Other	54,432	69,445

Total	$254,754	$292,623

NOTE 4—OTHER CURRENT ASSETS

        The Company's other current assets as of January 31, 2009 and February 2, 2008, were as follows:

	January 31, 2009	February 2, 2008
Reinsurance premiums and receivable	$62,014	$64,653
Deferred income taxes	—	11,837
Income taxes receivable	163	873
Other	244	106

Total	$62,421	$77,469

NOTE 5—LEASE AND OTHER COMMITMENTS

        On November 27, 2007, the Company sold the land and buildings for 34 owned properties to an independent third party. Net proceeds from this sale were $162,918. Concurrent with the sale, the Company entered into agreements to lease the stores back from the purchaser over minimum lease terms of 15 years. Each property has a separate lease and was separately evaluated under SFAS No.13, "Accounting for Leases (as amended)." The leases call for an initial term of 15 years with four five-year renewal options. The leases contain provisions to set rent at fair market value upon exercise of the renewal options. The leases have yearly incremental rental increases based on either CPI, with certain limitations, or fair market value. The Company discounted the minimum lease payments, reflecting escalation amounts, during the initial term of 15 years using its then incremental borrowing rate. For properties where the value of the land was greater than 25% of the property value, the building component was evaluated separately. The Company classified 33 of these leases as operating leases in accordance with SFAS No.13. The Company actively uses these properties and considers the leases as normal leasebacks. In accordance with SFAS No.98, "Accounting for Leases (as amended)," a $13,971 gain on the sale of these properties was recognized immediately upon execution of the sale and an $87,625 gain was deferred. The immediate gain represents those properties sold where the realized gain exceeds the present value of the minimum lease payments. The deferred gain is being recognized over the minimum term of these leases. The Company has continuing involvement in one property relating to an environmental indemnity and has recorded those associated net proceeds of $4,742, included in the total proceeds of $162,918, as a debt borrowing and as a financing activity in the Statement of Cash

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

Flows. Accordingly, the Company continues to reflect the property on its balance sheet in accordance with SFAS No.13.

        On March 25, 2008, the Company sold 18 owned properties to an independent third party. Net proceeds from this sale were $62,542. Concurrent with the sale, the Company entered into agreements to lease the properties back from the purchaser over a minimum lease term of 15 years. Each property was separately evaluated under SFAS No.13. The two master leases have an initial term of 15 years with four five-year renewal options of which none were considered bargain renewal options. The second through the fourth renewal options are at fair market rents. The leases have yearly incremental rental increases that are 1.5% of the prior year's rentals. The Company discounted the minimum lease payments, reflecting escalation amounts, during the initial term of 15 years using its then incremental borrowing rate. For properties where the value of the land was greater than 25% of the property value, the building component was evaluated separately. The Company classified these 18 leases as operating leases in accordance with SFAS No.13. The Company actively uses these properties and considers the leases as normal leasebacks. In accordance with SFAS No.98, a $9 gain on the sale of these properties was recognized immediately upon execution of the sale and a $26,809 gain was deferred. The immediate gain represents those properties sold where the realized gain exceeds the present value of the minimum lease payments. The deferred gain is being recognized over the minimum term of these leases.

        On April 10, 2008, the Company sold 23 owned properties to an independent third party. Net proceeds from this sale were $72,977. Concurrent with the sale, the Company entered into agreements to lease the properties back from the purchaser over a minimum lease term of 15 years. Each property has a separate lease and was separately evaluated under SFAS No.13. The leases have an initial term of 15 years with four five-year renewal options of which none were considered bargain renewal options. The leases have yearly incremental rental increases that are 1.5% of the prior year's rentals. The second through the fourth renewal options are at fair market rents. The Company discounted the minimum lease payments, reflecting escalation amounts, during the initial term of 15 years using its then incremental borrowing rate. For properties where the value of the land was greater than 25% of the property value, the building component was evaluated separately. The Company classified 22 of these leases as operating leases in accordance with SFAS No.13. The Company actively uses these properties and considers the leases as normal leasebacks. In accordance with SFAS No.98, a $5,522 gain on the sale of these properties was recognized immediately upon execution of the sale and a $34,483 gain was deferred. The immediate gain represents those properties sold where the realized gain exceeds the present value of the minimum lease payments. The deferred gain is being recognized over the minimum term of these leases. The Company initially had continuing involvement in one property relating to an environmental indemnity and, accordingly, recorded $4,583 of the transaction's total net proceeds as a borrowing and as a financing activity in the Statement of Cash Flows. During the second quarter of fiscal year 2008, the Company provided the necessary documentation to satisfy its indemnity and remove its continuing involvement with this property. The Company then recorded the sale of this property as a sale-leaseback transaction, removing the asset and related lease financing and recorded a $1,515 deferred gain which is being recognized over the remaining minimum term of this lease.

        On July 30, 2008, the Company sold 22 properties to an independent third party. Net proceeds from this sale were $75,951. Concurrent with the sale, the Company entered into agreements to lease the properties back from the purchaser over a minimum lease term of 15 years. Each property has a

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

separate lease and was separately evaluated under SFAS No.13. The leases have an initial term of 15 years with four five-year renewal options. The leases have yearly incremental rental increases that are 1.5% of the prior year's rentals. The second through the fourth renewal options are at fair market rents. The Company discounted the minimum lease payments, reflecting escalation amounts, during the initial term of 15 years using its then incremental borrowing rate. For properties where the value of the land was greater than 25% of the property value, the building component was evaluated separately. The Company classified 21 of these leases as operating leases in accordance with SFAS No.13. The Company actively uses these properties and considers the leases as normal leasebacks. In accordance with SFAS No.98, a $2,124 gain on the sale of these properties was recognized immediately upon execution of the sale and a $28,638 gain was deferred. The immediate gain represents those properties sold where the realized gain exceeds the present value of the minimum lease payments. The deferred gain is being recognized over the minimum term of these leases. The Company initially had continuing involvement in one property relating to an environmental indemnity and, accordingly, recorded $3,896 of the transaction's total net proceeds as a borrowing and as a financing activity in the Statement of Cash Flows. During the third quarter of 2008, the Company provided the necessary documentation to satisfy its indemnity and removed its continuing involvement with this property. The Company then recorded the sale of this property as a sale-leaseback transaction, removing the asset and related lease financing and recorded a $2,448 deferred gain which is being recognized over the remaining minimum term of this lease.

        During the second quarter of fiscal year 2008, the Company completed a sale-leaseback transaction for 22 stores. The $75,951 net proceeds were used to finance, together with $41,170 of cash on hand, the purchase of the 29 properties for $117,121 that were previously leased under a master operating lease.

        The net book values of assets under capital leases and sale-leaseback transactions accounted for under the financing method are summarized as follows:

	January 31, 2009	February 2, 2008
Land	$1,859	$1,859
Buildings	2,258	2,258
Equipment	2,349	2,349
Accumulated depreciation	(2,829)	(2,430)

Net book value	$3,637	$4,036

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

        The aggregate minimum rental payments for such leases having initial terms of more than one year are as follows:

Year	Operating Leases	Capital Leases	Lease Financing Obligations
2009	$77,103	$129	$412
2010	74,294	—	413
2011	72,063	—	415
2012	69,992	—	416
2013	65,948	—	418
Thereafter	418,557	—	3,720

Aggregate minimum lease payments	$777,957	$129	$5,794

Less: interest on capital leases		—	(1,279)

Present Value of Net Minimum Lease Payments		$129	$4,515

        Rental expenses incurred for operating leases in fiscal years 2008, 2007, and 2006 were $77,150; $69,255 and $59,313, respectively.

        Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time. We currently do not have minimum purchase commitments under our vendor supply agreements, except for a contract to purchase bulk oil for use in the Company's service bays which expires in 2011, and generally our open purchase orders (orders that have not been shipped) are not binding agreements. Those purchase obligations that are in transit from our vendors at January 31, 2009 are considered to be a contractual obligation.

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

the trust. For financial reporting purposes, the trust is consolidated with the accounts of the Company. All dividend and interest transactions between the trust and the Company are eliminated.

NOTE 7—STORE CLOSURES AND ASSET IMPAIRMENTS

        In the third quarter of fiscal year 2007, the Company adopted a long-term strategic plan. One of the initial steps in this plan was the identification of 31 low-return stores for closure. Immediately prior to their ultimate closures during the fourth quarter of fiscal year 2007, these stores were operated as clearance centers. The Company accounted for these store closures in accordance with the provisions of SFAS No.146 "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

        During fiscal year 2007, the Company recorded charges of $15,551 related to store closures which included a $10,963 impairment charge to fixed assets, $2,906 in long-term lease and other related obligations, net of subleases, $155 in workforce reduction costs, and store breakdown costs of $1,527. The impairment of fixed assets includes the adjustment to the market value of those owned stores that were classified as assets held for disposal as of February 2, 2008 in accordance with SFAS No.144 and the impairment of leasehold improvements. The assets held for disposal have been valued at the lower of their carrying amount or their estimated fair value, net of disposal costs. The long-term lease and other related obligations represent the fair value of such obligations less the estimated net sublease income.

        The store closure costs are reflected in fiscal year 2007 Statement of Operations as follows:

	Cost of Merchandise Sales	Cost of Service Revenue	Selling, General and Administrative	Discontinued Operations (pre-tax)	Total
Impairment of fixed assets	$5,350	$1,849	$—	$3,764	$10,963
Long-term lease obligations, net of sub-lease	1,479	493	—	934	2,906
Workforce reduction	—	—	111	44	155
Store breakdown cost	—	—	1,102	425	1,527

Total	$6,829	$2,342	$1,213	$5,167	$15,551

        During fiscal year 2006, the Company recorded an $840 asset impairment charge principally related to one store location.

        Earlier during fiscal year 2007, the Company closed 2 stores in addition to the 31 low-return stores.

        During fiscal year 2008, the Company did not close any stores, however, the Company did record $5,353 of asset impairment charges to lower the carrying amounts of owned stores, classified as assets held for disposal, and the impairment of leasehold improvement in accordance with SFAS No.144 ($2,779 was charged to merchandise cost of sales, $648 was charged to service cost of sales and $1,926 (pretax) was charged to discontinued operations).

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

        The following details the reserve balances through January 31, 2009. The reserve includes remaining rent on leases net of sublease income, other contractual obligations associated with leased properties and employee severance.

	Severance	Lease Expenses	Other Costs and Contractual Obligations	Total
Balance at January 28, 2006	$—	$188	$109	$297
Accretion of present value of liabilities	—	677	—	677
Change in assumptions about future sublease income, lease termination, contractual obligations and severance	—	839	—	839
Cash payments	—	(1,014)	—	(1,014)

Balance at February 3, 2007	$—	$690	$109	$799

Store Closure Charge	155	2,906	—	3,061
Accretion of present value of liabilities	—	641	—	641
Change in assumptions about future sublease income, lease termination, contractual obligations and severance	—	(627)	—	(627)
Cash payments	(97)	(36)	—	(133)

Balance at February 2, 2008	$58	$3,574	$109	$3,741

Store Closure Charge	—	—	—	—
Accretion of present value of liabilities	—	300	—	300
Change in assumptions about future sublease income, lease termination, contractual obligations and severance	—	102	(109)	(7)
Cash payments	(58)	(1,864)	—	(1,922)

Balance at January 31, 2009	$—	$2,112	$—	$2,112

NOTE 8—DISCONTINUED OPERATIONS

        In accordance with SFAS No.144, the Company's discontinued operations reflect the operating results for 11 of the 31 low-return stores closed as part of the Company's long term strategic plan adopted in 2007. The remaining 20 stores' operating results are reflected in continuing operations, as

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

the Company believes that its remaining stores will retain the cash flows lost from the 20 closed locations. Below is a summary of the results of discontinued operations:

Year ended	January 31, 2009	February 2, 2008	February 3, 2007
Merchandise Sales	$—	$21,422	$23,213
Service Revenue	—	3,988	5,093

Total Revenues	—	25,410	28,306
(Loss) Earnings from Discontinued Operations Before Income Taxes	$(2,448)	$(6,064)	$6,129

        A store location is classified as "held for disposal" when (i) the Company has committed to a plan to sell the store location, (ii) the store location is vacant and is available for sale, (iii) the Company is actively marketing the store location for sale, (iv) the sale price is reasonable in relation to its current fair value and (v) the Company expects to complete the sale within one year from the date the store location is first classified as held for sale. No depreciation expense is recognized during the period the asset is held for disposal. Assets held for disposal were as follows:

	January 31, 2009	February 2, 2008
Land	$7,332	$9,976
Buildings and improvements	11,265	15,805
Less accumulated depreciation and amortization	(5,944)	(8,863)

Total Property and Equipment—Net	$12,653	$16,918

        During the third quarter of fiscal year 2007, the Company recorded an impairment charge related to certain of stores locations to be closed of which 15 were owned and 16 were leased. As of February 2, 2008, the 15 owned store locations were vacant and available for sale and, accordingly, were first classified as "assets held for disposal."

        During fiscal year 2008, the Company sold 5 of these properties for $5,428 and recorded a net gain of $174 of which $52 is reported in Discontinued Operations. On August 2, 2008, the Company purchased 29 master lease properties. Subsequent to the purchase, 4 of these properties were classified as "held for disposal." The Company sold one of the master lease properties for $1,266 and recorded a gain of $254 which is reported in Discontinued Operations.

        The real estate market deteriorated since February 2, 2008, the date which ten properties were initially classified as held for disposal. These properties have not been sold as of January 31, 2009. During fiscal year 2008, the Company actively solicited but did not receive any reasonable offers to purchase the properties. The Company reduced its prices resulting in an impairment charge of $3,075 and continues to actively market these properties at a price that the Company believes reasonable given current market conditions. The Company continues to classify 13 properties as held for disposal as it expects them to be sold within the next twelve months.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION

        The Company's 7.50% Senior Subordinated Notes (the "Notes") are fully and unconditionally and joint and severally guaranteed by certain of the Company's direct and indirectly wholly-owned subsidiaries—namely, The Pep Boys Manny Moe & Jack of California, The Pep Boys—Manny Moe & Jack of Delaware, Inc., The Pep Boys—Manny Moe & Jack of Puerto Rico, Inc. and PBY Corporation, (collectively, the "Subsidiary Guarantors"). The Notes are not guaranteed by the Company's wholly owned subsidiary, Colchester Insurance Company.

        The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of January 31, 2009 and February 2, 2008 and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for the fiscals ended January 31, 2009, February 2, 2008 and February 3, 2007 for (i) the Company ("Pep Boys") on a parent only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Subsidiary Guarantors on a combined basis including the consolidation by PBY Corporation of its wholly owned subsidiary, The Pep Boys Manny Moe & Jack of California, (iii) the subsidiary of the Company that does not guarantee the Notes, and (iv) the Company on a consolidated basis.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING BALANCE SHEET

As of January 31, 2009	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$12,753	$6,393	$2,186	$—	$21,332
Accounts receivable, net	16,571	12,260	—	—	28,831
Merchandise inventories	199,304	365,627	—	—	564,931
Prepaid expenses	13,597	15,820	13,919	(17,946)	25,390
Other	1,193	11	66,797	(5,580)	62,421
Assets held for disposal	1,830	10,823	—	—	12,653

Total Current Assets	245,248	410,934	82,902	(23,526)	715,558

Property and Equipment—Net	239,859	487,956	32,226	(19,710)	740,331
Investment in subsidiaries	1,699,568	—	—	(1,699,568)	—
Intercompany receivable	—	989,077	85,145	(1,074,222)	—
Deferred income taxes	24,075	53,633	—	—	77,708
Other	17,614	1,178	—	—	18,792

Total Assets	$2,226,364	$1,942,778	$200,273	$(2,817,026)	$1,552,389

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$212,331	$9	$—	$—	$212,340
Trade payable program liability	31,930	—	—	—	31,930
Accrued expenses	28,802	67,748	175,985	(17,781)	254,754
Deferred income taxes	16,355	25,238	—	(5,745)	35,848
Current maturities of long-term debt and obligations under capital leases	1,208	245	—	—	1,453

Total Current Liabilities	290,626	93,240	175,985	(23,526)	536,325

Long-term debt and obligations under capital leases, less current maturities	332,682	19,700	—	—	352,382
Other long-term liabilities	34,868	35,454	—	—	70,322
Deferred gain from asset sales	70,810	119,104	—	(19,710)	170,204
Intercompany liabilities	1,074,222	—	—	(1,074,222)	—
Stockholders' Equity	423,156	1,675,280	24,288	(1,699,568)	423,156

Total Liabilities and Stockholders' Equity	$2,226,364	$1,942,778	$200,273	$(2,817,026)	$1,552,389

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended January 31, 2009	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
Merchandise Sales	$531,068	$1,038,596	$—	$—	$1,569,664
Service Revenue	124,206	233,918	—	—	358,124
Other Revenue	—	—	22,939	(22,939)	—

Total Revenues	655,274	1,272,514	22,939	(22,939)	1,927,788

Costs of Merchandise Sales	391,186	739,608	—	(1,632)	1,129,162
Costs of Service Revenue	110,515	222,831	—	(152)	333,194
Costs of Other Revenue	—	—	19,621	(19,621)	—

Total Costs of Revenues	501,701	962,439	19,621	(21,405)	1,462,356

Gross Profit from Merchandise Sales	139,882	298,988	—	1,632	440,502
Gross Profit from Service Revenue	13,691	11,087	—	152	24,930
Gross Profit from Other Revenue	—	—	3,318	(3,318)	—

Total Gross Profit	153,573	310,075	3,318	(1,534)	465,432
Selling, General and Administrative Expenses	178,650	310,098	296	(4,000)	485,044
Net Gain from Dispositions of Assets	3,392	6,324	—	—	9,716

Operating (Loss) Profit	(21,685)	6,301	3,022	2,466	(9,896)
Non-Operating (Expense) Income	(15,383)	111,434	2,543	(96,627)	1,967
Interest Expense (Income)	90,313	34,281	(3,385)	(94,161)	27,048

(Loss) Earnings from Continuing Operations Before Income Taxes	(127,381)	83,454	8,950	—	(34,977)
Income Tax (Benefit) Expense	(41,417)	32,192	3,086		(6,139)
Equity in Earnings of Subsidiaries	55,683	—	—	(55,683)	—

Net (Loss) Earnings from Continuing Operations	(30,281)	51,262	5,864	(55,683)	(28,838)
Loss From Discontinued Operations, Net of Tax	(148)	(1,443)	—	—	(1,591)

Net (Loss) Earnings	$(30,429)	$49,819	$5,864	$(55,683)	$(30,429)

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended February 2, 2008	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
Merchandise Sales	$600,611	$1,148,967	$—	$—	$1,749,578
Service Revenue	135,110	253,387	—	—	388,497
Other Revenue	—	—	24,592	(24,592)	—

Total Revenues	735,721	1,402,354	24,592	(24,592)	2,138,075

Costs of Merchandise Sales	455,204	852,124	—	(1,376)	1,305,952
Costs of Service Revenue	116,453	229,844	—	(411)	345,886
Costs of Other Revenue	—	—	18,989	(18,989)	—

Total Costs of Revenues	571,657	1,081,968	18,989	(20,776)	1,651,838

Gross Profit from Merchandise Sales	145,407	296,843	—	1,376	443,626
Gross Profit from Service Revenue	18,657	23,543	—	411	42,611
Gross Profit from Other Revenue	—	—	5,603	(5,603)	—

Total Gross Profit	164,064	320,386	5,603	(3,816)	486,237
Selling, General and Administrative Expenses	181,225	343,093	338	(6,283)	518,373
Net Gain from Dispositions of Assets	3,095	12,056	—	—	15,151

Operating (Loss) Profit	(14,066)	(10,651)	5,265	2,467	(16,985)
Non-Operating (Expense) Income	(15,384)	133,428	2,630	(115,428)	5,246
Interest Expense (Income)	126,073	43,338	(5,157)	(112,961)	51,293

(Loss) Earnings from Continuing Operations Before Income Taxes	(155,523)	79,439	13,052	—	(63,032)
Income Tax (Benefit) Expense	(56,041)	25,881	4,566		(25,594)
Equity in Earnings of Subsidiaries	59,537	—	—	(59,537)	—

Net (Loss) Earnings from Continuing Operations	(39,945)	53,558	8,486	(59,537)	(37,438)
Loss From Discontinued Operations, Net of Tax	(1,094)	(2,507)	—	—	(3,601)

Net (Loss) Earnings	$(41,039)	$51,051	$8,486	$(59,537)	$(41,039)

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended February 3, 2007	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
Merchandise Sales	$645,873	$1,207,204	$—	$—	$1,853,077
Service Revenue	136,102	254,676	—	—	390,778
Other Revenue	—	—	27,407	(27,407)	—

Total Revenues	781,975	1,461,880	27,407	(27,407)	2,243,855

Costs of Merchandise Sales	462,165	857,636	—	—	1,319,801
Costs of Service Revenue	124,441	233,333	—	—	357,774
Costs of Other Revenue	—	—	32,020	(32,020)	—

Total Costs of Revenues	586,606	1,090,969	32,020	(32,020)	1,677,575

Gross Profit from Merchandise Sales	183,708	349,568	—	—	533,276
Gross Profit from Service Revenue	11,661	21,343	—	—	33,004
Gross Loss from Other Revenue	—	—	(4,613)	4,613	—

Total Gross Profit (Loss)	195,369	370,911	(4,613)	4,613	566,280
Selling, General and Administrative Expenses	186,208	355,328	355	4,508	546,399
Net Gain from Dispositions of Assets	35	8,933	—	—	8,968

Operating Profit (Loss)	9,196	24,516	(4,968)	105	28,849
Non-Operating (Expense) Income	(18,282)	125,271	1,695	(101,661)	7,023
Interest Expense (Income)	107,102	49,003	(5,207)	(101,556)	49,342

(Loss) Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(116,188)	100,784	1,934	—	(13,470)
Income Tax (Benefit) Expense	(41,445)	34,400	646	—	(6,399)
Equity in Earnings of Subsidiaries	71,932	—	—	(71,932)	—

Net (Loss) Earnings from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	(2,811)	66,384	1,288	(71,932)	(7,071)
Earnings From Discontinued Operations, Net of Tax	73	4,260	—	—	4,333
Cumulative Effect of Change in Accounting Principle, Net of Tax	189	—	—	—	189

Net (Loss) Earnings	$(2,549)	$70,644	$1,288	$(71,932)	$(2,549)

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

January 31, 2009	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation Elimination	Consolidated
Cash Flows from Operating Activities:
Net (Loss) Earnings	$(30,429)	$49,819	$5,864	$(55,683)	$(30,429)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash (Used in) Provided By Continuing Operations:
Net loss from discontinued operations	148	1,443	—	—	1,591
Depreciation and amortization	25,442	47,427	682	(344)	73,207
Amortization of Deferred Gain from asset sale	(3,468)	(7,161)	—	344	(10,285)
Accretion of asset disposal obligation	91	172	—	—	263
Stock compensation expense	2,743	—	—	—	2,743
Equity in earnings of subsidiaries	(55,683)	—	—	55,683	—
Gain on debt retirement	(3,460)	—	—	—	(3,460)
Deferred income taxes	10,733	(17,190)	199	—	(6,258)
Gain from disposition of assets	(3,394)	(6,322)	—	—	(9,716)
Loss from asset impairments	531	2,896	—	—	3,427
Change in fair value of derivatives	177	—	—	—	177
Dividends received from subsidiary	2,464	—	—	(2,464)	—
Excess tax benefits from stock based awards	(3)	—	—	—	(3)
Increase in cash surrender value of life insurance policies	100	—	—	—	100
Changes in operating assets and liabilities:
Decrease in accounts receivable, prepaid expenses and other	17,926	2,211	5,079	(1,312)	23,904
Increase in merchandise inventories	(328)	(3,451)	—	—	(3,779)
Decrease in accounts payable	(33,083)	—	—	—	(33,083)
(Decrease) increase in accrued expenses	(28,591)	211	(7,925)	1,312	(34,993)
Decrease in other long-term liabilities	(10,154)	(1,838)	—	—	(11,992)

Net cash (used in) provided by continuing operations	(108,238)	68,217	3,899	(2,464)	(38,586)

Net cash used in discontinued operations	(82)	(839)	—	—	(921)

Net Cash (Used in) Provided by Operating Activities	(108,320)	67,378	3,899	(2,464)	(39,507)

Cash Flows from Investing Activities:
Cash paid for property and equipment	(44,727)	(107,156)	—	—	(151,883)
Proceeds from disposition of assets	64,876	145,759	—	—	210,635
Life insurance proceeds received	15,588	—	—	—	15,588

Net cash provided by continuing operations	35,737	38,603	—	—	74,340

Net cash provided by discontinued operations	3,047	1,339	—	—	4,386

Net Cash Provided by Investing Activities	38,784	39,942	—	—	78,726

Cash Flows from Financing Activities:
Borrowings under line of credit agreements	87,659	117,503	—	—	205,162
Payments under line of credit agreements	(95,428)	(127,917)	—	—	(223,345)
Excess tax benefits from stock based awards	3				3
Borrowings on trade payable program liability	196,680	—	—	—	196,680
Payments on trade payable program liability	(179,004)	—	—	—	(179,004)
Payments for finance issuance costs	(6,847)	(89)	—	—	(6,936)
Proceeds from lease financing	4,676	3,985	—	—	8,661
Reduction of long-term debt	(26,189)	(339)	—	—	(26,528)
Payments on capital lease obligations	(270)	—	—	—	(270)
Intercompany borrowings (payments)	102,037	(100,725)	(1,312)	—	—
Dividends paid	(14,111)	—	(2,464)	2,464	(14,111)
Proceeds from exercise of stock options	23	—	—	—	23
Proceeds from dividend reinvestment plan	852	—	—	—	852

Net Cash Provided by (Used in) Financing Activities	70,081	(107,582)	(3,776)	2,464	(38,813)

Net Increase (Decrease) in Cash	545	(262)	123	—	406

Cash and Cash Equivalents at Beginning of Year	12,208	6,655	2,063	—	20,926

Cash and Cash Equivalents at End of Year	$12,753	$6,393	$2,186	$—	$21,332

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

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

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

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

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

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

        The Company also has a Supplemental Executive Retirement Plan (SERP). This unfunded plan has a defined benefit component that provides key employees designated by the Board of Directors with retirement and death benefits. Retirement benefits are based on salary and bonuses; death benefits are based on salary. Benefits paid to a participant under the defined pension plan are deducted from the benefits otherwise payable under the defined benefit portion of the SERP. On January 31, 2004, we amended and restated our SERP. This amendment converted the defined benefit portion of the SERP to a defined contribution portion for certain unvested participants and all future participants. On December 31, 2008 the Company terminated the defined benefit portion of the SERP with a $14,441 payment and recorded a $6,005 settlement charge in accordance with SFAS No.88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

        The Company uses a fiscal-end measurement date for determining benefit obligations and the fair value of plan assets of its plans.

        Pension expense includes the following:

	Year ended
	January 31, 2009	February 2, 2008	February 3, 2007
Service cost	$110	$166	$246
Interest cost	3,346	3,419	3,071
Expected return on plan assets	(2,450)	(2,320)	(2,176)
Amortization of transitional obligation	150	163	163
Amortization of prior service cost	340	370	360
Recognized actuarial loss	975	1,814	2,335

Net periodic benefit cost	2,471	3,612	3,999
Settlement charge	6,005	—	—

Total Pension Expense	$8,476	$3,612	$3,999

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

        The following table sets forth the reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company's defined benefit plans:

Year ended	January 31, 2009	February 2, 2008
Measurement Date	January 31, 2009	February 2, 2008
Change in Benefit Obligation:
Benefit obligation at beginning of year	$ 56,533	$ 57,614
Service cost	110	166
Interest cost	3,345	3,419
Plan amendment	—	64
FAS 158 change in measurement date	—	299
Curtailment gain	(2,606)
Actuarial loss (gain)	829	(3,028)
Benefits paid	(21,215)	(2,001)

Benefit obligation at end of year	$ 36,996	$ 56,533

Change in Plan Assets:
Fair value of plan assets at beginning of year	$ 37,280	$ 37,494
Actual return on plan assets (net of expenses)	(8,291)	933
FAS 158 change in measurement date	—	193
Employer contributions	19,918	661
Benefits paid	(21,215)	(2,001)

Fair value of plan assets at end of year	$ 27,692	$ 37,280

Unfunded Status at Fiscal Year End	$ (9,304)	$(19,253)
Net Amounts Recognized on Consolidated Balance Sheet at Fiscal Year End
Current benefit liability (included in accrued expenses)	$ —	$ (2,865)
Noncurrent benefit liability (included in other long-term liabilities)	(9,304)	(16,388)

Net amount recognized at fiscal year end	$ (9,304)	$(19,253)

Amounts Recognized in Other Comprehensive Income (Pre-Tax) at Fiscal Year End
Net loss	$ 12,233	$ 9,671
Prior service cost	68	1,137

Net amount recognized at fiscal year end	$ 12,301	$ 10,808

Other Comprehensive Loss (Income) Attributable to Change in Pension Liability Recognition	$ 1,493	$ (4,118)
Accumulated Benefit Obligation at Fiscal Year End	36,996	53,715
Cash Flows
Employer contributions expected during fiscal 2009 and 2008	$ —	$ 2,865

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

        The following table sets forth additional fiscal year-end information for the defined benefit portion of the Company's SERP for which the accumulated benefit obligation is in excess of plan assets:

	January 31, 2009	February 2, 2008
Projected benefit obligation	$—	$18,369
Accumulated benefit obligation	—	15,552

	January 31, 2009	February 2, 2008
Estimated Amortization	$1,760	$1,623

        The following actuarial assumptions were used by the Company to determine pension expense and to present disclosure benefit obligations:

	January 31, 2009		February 2, 2008		February 3, 2007
Weighted-Average Assumptions:
Measurement date	January 31,		February 2,		December 31,
	2009		2008		2006
Discount rate	7.00%		6.50%		5.90%
Rate of compensation increase	N/A		4.00	%(1)	4.00	%(1)
Weighted-Average Assumptions for Net Periodic Benefit Cost Development:
Discount rate	6.50%		5.90%		5.70%
Expected return on plan assets	6.70%		6.30%		6.30%
Rate of compensation expense	4.00	%(1)	4.00	%(1)	4.00	%(1)

(1)
Bonuses are assumed to be 25% of base pay for the SERP.

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 6.70% long-term rate of return on assets assumption for fiscal year 2008 and 6.30% for fiscal year 2007 and fiscal year 2006.

        The Company selected the discount rate at January 31, 2009 to reflect a rate commensurate with a model bond portfolio with durations that match the expected payment patterns of the plans.

        Pension plan assets are stated at fair market value and are composed primarily of money market funds, stock index funds and fixed income mutual fund investments with maturities of less than five years, and the Company's common stock.

        Our target asset allocation is 50% equity securities and 50% fixed income. The weighted average asset allocations by asset category are as follows:

Plan Assets	January 31, 2009	February 2, 2008
Equity securities	44%	54%
Fixed income	56%	46%

Total	100%	100%

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

        Equity securities include Pep Boys common stock in the amounts of $200 (0.6% of total plan assets) and $640 (1.7% of total plan assets) at January 31, 2009 and February 2, 2008, respectively.

        Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

2009	$1,675
2010	1,759
2011	1,849
2012	1,982
2013	2,119
2014 – 2018	12,605

  DEFINED CONTRIBUTION PLANS

        The non-qualified SERP has a non-qualified defined contribution portion for key employees designated by the Board of Directors. The Company's contribution expense for the defined contribution portion of the SERP was $163, $440 and $603 for fiscal years 2008, 2007 and 2006, respectively.

        The Company has 401(k) savings plans, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation. The Company's savings plans' contribution expense was $3,286; $3,480 and $2,963 in fiscal years 2008, 2007 and 2006, respectively.

  DEFERRED COMPENSATION PLAN

        The Company adopted a non-qualified deferred compensation plan that allows its officers and certain other employees to defer up to 20% of their annual salary and 100% of their annual bonus. Additionally, the first 20% of an officer's bonus deferred into the Company's stock is matched by the Company on a one-for-one basis with the Company stock that vests and is expensed over three years. The shares required to satisfy distributions of voluntary bonus deferrals and the accompanying match in the Company's stock are issued under the Stock Incentive Plans.

  RABBI TRUST

        The Company has accounted for the non-qualified deferred compensation plan and the SERP in accordance with EITF 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." The Company establishes and maintains a deferred liability for these plans. The Company plans to fund this liability by remitting the officers' deferrals to a Rabbi Trust where these deferrals are invested in various securities, including life insurance policies. These assets are included in non-current other assets. Accordingly, all gains and losses on these underlying investments, which are held in the Rabbi Trust to fund the deferred liability, are recognized in the Company's consolidated statement of operations. Under these plans, there were liabilities of $2,699 at January 31, 2009 and $20,558 at February 2, 2008, respectively. The decrease in the liability was due to the payout of the defined benefit portion of the SERP.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

NOTE 11—EARNINGS PER SHARE

        Basic earnings per share is based on net earnings divided by the weighted average number of shares outstanding during the period. Adjustments for the stock options were anti-dilutive in fiscal years 2008, 2007 and 2006 and therefore excluded from the calculation due to the Company's net loss for the year. Additionally, adjustments for the convertible senior notes and purchase rights were anti-dilutive in all periods presented. During fiscal year 2008, no convertible notes were outstanding.

        The following schedule presents the calculation of basic and diluted earnings per share for net loss from continuing operations:

Year ended	January 31, 2009	February 2, 2008	February 3, 2007
Net loss from continuing operations	$(28,838)	$(37,438)	$(7,071)
Average number of common shares outstanding during period	52,136,000	52,130,000	54,318,000
Basic and Diluted Loss Per Share:
Net loss From Continuing Operations	$(0.55)	$(0.72)	$(0.13)
(Loss) Earnings from Discontinued Operations, Net of Tax	(0.03)	(0.07)	0.08

Basic and Diluted Loss Per Share	$(0.58)	$(0.79)	$(0.05)

        All outstanding options and non vested restricted stock units were excluded from the computation of diluted EPS because they were anti-dilutive for the fiscal years ended January 31, 2009; February 2, 2008 and February 3, 2007.

NOTE 12—EQUITY COMPENSATION PLANS

        The Company has a stock-based compensation plan originally approved by the stockholders on May 21, 1990 under which it has previously granted non-qualified stock options and incentive stock options to key employees and members of its Board of Directors. As of February 2, 2007, there were no awards remaining available for grant under the 1990 Plan. The Company has a stock-based compensation plan originally approved by the stockholders on June 2, 1999 under which it has previously granted and may continue to grant non-qualified stock options, incentive stock options and restricted stock units (RSUs) to key employees and members of its Board of Directors. As of January 31, 2009, there were 1,638,118 awards remaining available for grant under the 1999 Plan. The Company adopted two standalone inducement plans under which it can grant non-qualified stock options and RSUs. As of January 31, 2009, there were no awards outstanding and 500,000 awards available for grant under these plans.

        Incentive stock options and non-qualified stock options previously granted under the 1990 and 1999 plans (i) to non-officers, vest fully on the third anniversary of their grant date and (ii) to officers (other than the current President & Chief Executive Officer), vest over a four-year period, with one-fifth vesting on each of the grant date and the next four anniversaries thereof.

        Non-qualified stock options and RSUs granted to the current President & Chief Executive Officer vest over a three-year period, with one-quarter vesting on each of the grant date and the next three anniversaries thereof.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

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

        The exercise price, term and other conditions applicable to future stock option and RSU grants under the 1999 plan are generally determined by the Board of Directors; provided that the exercise price of stock options must be at least 100% of the quoted market price of the common stock on the grant date. The Company currently satisfies all share requirements resulting from RSU conversions and option exercises from its Treasury. The Company believes its Treasury share balance at January 31, 2009 is adequate to satisfy such activity during the next twelve-month period.

        The following table summarizes the options under our plans:

	Fiscal 2008
	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	2,449,701	$15.50
Granted	352,812	10.97
Exercised	(3,750)	6.38
Forfeited	(638,608)	14.53
Expired	(1,244,444)	16.42

Outstanding—end of year	915,711	13.20

Vested and expected to vest	894,430	13.24

Options exercisable at year end	682,418	$13.79

        The following table summarizes information about options during the last three fiscal years (dollars in thousands except per option amount):

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Weighted average fair value at grant date per option	$3.47	$5.04	$10.04
Intrinsic value of options exercised	8	2,194	370

        The aggregate intrinsic value of outstanding options and outstanding vested options at January 31, 2009 was $0. At January 31, 2009, the weighted average remaining contractual term of outstanding

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

options and exercisable options is 4 years and 2.7 years, respectively. At January 31, 2009, the weighted average remaining contractual term and aggregate intrinsic value of outstanding and expected to vest options is 5.9 years and $0. The cash received and related tax benefit realized from options exercised during fiscal 2008 was $23 and $9, respectively. At January 31, 2009, there was approximately $647 of total unrecognized pre-tax compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.5 years.

        The following table summarizes information about non-vested stock awards (RSUs) since February 2, 2008:

	Number of RSUs	Weighted Average Fair Value
Nonvested at February 2, 2008	710,945	$15.58
Granted	254,165	11.25
Forfeited	(402,201)	14.21
Vested	(243,900)	15.60

Nonvested at January 31, 2009	319,009	$13.66

        The following table summarizes information about RSUs during the last three fiscal years (dollars in thousands except per unit amount):

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Weighted average fair value at grant date per unit	$11.25	$15.56	$13.58
Fair value at vesting date	5,441	3,341	1,660
Intrinsic value at conversion date	1,586	3,773	1,075
Tax benefits realized from conversions	589	1,402	734

        At January 31, 2009, there was approximately $3,003 of total unrecognized pre-tax compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 13—ASSET RETIREMENT OBLIGATIONS

        The Company records asset retirement obligations as incurred and reasonably estimable, including obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The fair values of obligations are recorded as liabilities on a discounted basis and are accreted over time for the change in present value. Costs associated with the liabilities are capitalized and amortized over the estimated remaining useful life of the asset, generally for periods of 15 years.

        At January 31, 2009, the Company has a liability pertaining to the asset retirement obligation in accrued expenses and other long-term liabilities on its consolidated balance sheet. The following is a

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

reconciliation of the beginning balance and ending carrying amounts of the Company's asset retirement obligation under SFAS No.143 from February 3, 2007 through January 31, 2009:

Asset retirement obligation, February 3, 2007	$7,045
Asset retirement obligation incurred during the period	290
Asset retirement obligation settled during the period	(273)
Accretion expense	284

Asset retirement obligation, February 2, 2008	$7,346
Asset retirement obligation reduced during the period	(380)
Asset retirement obligation settled during the period	(99)
Accretion expense	263

Asset retirement obligation, January 31, 2009	$7,130

NOTE 14—INCOME TAXES

        The (benefit) provision for income taxes includes the following:

	Year ended
	January 31, 2009	February 2, 2008	February 3, 2007
Current:
Federal	$(464)	$(3,646)	$—
State	1,276	654	933
Foreign	433	2,187	105
Deferred:
Federal(a)	(8,717)	(20,570)	(4,745)
State	754	(3,761)	(3,007)
Foreign	579	(458)	315

Total income tax expense/(benefit) from continuing operations(a)	$(6,139)	$(25,594)	$(6,399)

(a)
Excludes tax expense/(benefit) recorded to Discontinued Operations and Change in Accounting Principles of $(857) in fiscal year 2008, ($2,463) in fiscal year 2007 and $1,718 in fiscal year 2006.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

        A reconciliation of the statutory federal income tax rate to the effective rate of the benefit for income taxes follows:

	Year ended
	January 31, 2009	February 2, 2008	February 3, 2007
Statutory tax rate	35.00%	35.0%	35.0%
State income taxes, net of federal tax	1.2	3.1	(3.6)
Job credits	1.5	0.9	5.8
Changes in state tax law	6.4	—	—
State deferred adjustment(a)	—	—	18.2
FIN 48 adjustment	1.3	4.2	—
Valuation Allowance	(8.9)	—	—
Non Deductible Penalties	(5.3)	(0.1)	(1.6)
Stock Compensation	(3.9)	—	—
Foreign taxes, net of federal	(2.0)	1.0	(3.8)
Other, net	(7.7)	(3.5)	(2.5)

	17.6%	40.6%	47.5%

(a)
The tax rate for the year ended February 3, 2007 includes an adjustment to the state deferred liabilities primarily due to change in the Company's filing position in certain states. Based on the new filing position, the Company has recorded certain tax attributes that were not recognized previously.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

        Items that gave rise to significant portions of the deferred tax accounts are as follows:

	January 31, 2009	February 2, 2008
Deferred tax assets:
Employee compensation	$3,649	$9,399
Store closing reserves	576	2,388
Legal	1,826	2,856
Benefit accruals	4,998	3,224
Net operating loss carryforwards—Federal	8,608	16,350
Net operating loss carryforwards—State	104,671	93,228
Tax credit carryforwards	18,243	16,341
Accrued leases	13,588	12,515
Interest rate derivatives	4,861	4,078
Deferred gain on sale leaseback	69,746	32,280
Other	5,668	5,458

Gross deferred tax assets	236,434	198,117
Valuation allowance	(107,212)	(93,231)

	$129,222	$104,886

Deferred tax liabilities:
Depreciation	$35,153	$36,582
Inventories	47,403	31,490
Real estate tax	2,946	2,610
Insurance	1,860	810
Other	—	782

	$87,362	$72,274

Net deferred tax asset	$41,860	$32,612

Net deferred tax liability	$—	$—

        As of January 31, 2009 and February 2, 2008, the Company had available tax net operating losses that can be carried forward to future years. During the fiscal year 2008, the Company recorded state deferred tax assets and full valuation allowances that had previously not been recognized as the Company believes that more likely than not these assets will not be realized. The Company has $24,595 of federal net operating loss carryforwards which begin to expire in 2025. The Company has state tax net operating losses of $123,122 that will expire in various years beginning in 2009. The balance of the Company's net operating loss carryforwards relate to separate company filing jurisdictions that will expire in various years beginning in 2009 and have full valuation allowances against them.

        The tax credit carryforward in 2008 consists of $6,970 of alternative minimum tax credits, $3,064 of work opportunity credits, $8,152 of state and Puerto Rico tax credits and $57 of charitable contribution carryforward. The tax credit carryforward in 2007 consists of $6,541 of alternative minimum tax credits, $3,292 of work opportunity credits, $6,142 of state tax credits and $366 of charitable contribution carryforward.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

        The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. To the extent the Company believes that recovery is not more likely than not, a valuation allowance must be established. Cumulative losses in recent years constitute "negative evidence" that a recovery is not more likely than not, which must be rebutted by "positive evidence" to avoid establishing a valuation allowance. To establish this positive evidence, the Company considers various tax planning strategies for generating income sufficient to utilize the deferred tax assets, including the potential sale of real estate and the conversion of the Company's accounting policy for its inventory from LIFO to FIFO. After considering all this evidence, the Company had valuation allowances for these matters of $107,212 and $93,231 as of January 31, 2009 and February 2, 2008, respectively.

        The Company and its subsidiaries file income tax returns in the U.S. federal, various states and Puerto Rico jurisdictions. The Company's U.S. federal returns for tax years 2004 and forward are subject to examination. The federal audit of tax years 2001, 2002 and 2003 was closed during the second quarter of fiscal year 2007 resulting in the recognition of a $4,227 additional income tax benefit due to the lapse of the statute of limitations. State and local income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. In Puerto Rico, the 2005 through 2008 tax years are subject to examination by their respective tax authorities. The Company has various state income tax returns in the process of examination, appeals and litigation.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefit balance at February 4, 2007	$6,392

Gross increases for tax positions taken in prior years	1,550
Gross decreases for tax positions taken in prior years	(371)
Gross increases for tax positions taken in current year	503
Lapse of statue of limitations	(4,227)
Unrecognized tax benefit balance at February 2, 2008	$3,847

Gross increases for tax positions taken in prior years	147
Gross decreases for tax positions taken in prior years	(831)
Gross increases for tax positions taken in current year	313
Settlements taken in current year	(311)
Lapse of statute of limitations	(707)
Unrecognized tax benefit balance at January 31, 2009	$2,458

        The Company recognizes potential interest and penalties for unrecognized tax benefits in income tax expense and, accordingly, during fiscal year 2008, the Company recognized approximately $201 benefit of potential interest and penalties associated with uncertain tax positions. At January 31, 2009 and February 2, 2008, the Company has recorded approximately $971 and $1,172, respectively, for the payment of interest and penalties which are excluded from the $2,458 unrecognized tax benefit noted above.

        Included in the unrecognized tax benefit of $2,458 and $3,847 at January 31, 2009 and February 2, 2008 was $1,526 and $2,244, respectively, of tax benefits that, if recognized, would affect our annual

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

effective tax rate. The Company is undergoing examinations of its tax returns in certain jurisdictions. The Company has unrecognized tax benefits of approximately $1,011 for which it is reasonably possible that the amount will increase or decrease within the next twelve months. However, based on the uncertainties associated with litigation and the status of examination, it is not possible to estimate the impact of the change.

NOTE 15—CONTINGENCIES

        In September 2006, the United States Environmental Protection Agency ("EPA") requested certain information from the Company as part of an investigation to determine whether the Company had violated, and is in violation of, the Clean Air Act and its non-road engine regulations. The information requested concerned certain generator and personal transportation merchandise offered for sale by the Company. In the fourth quarter of fiscal year 2008, the EPA informed the Company that it believed that the Company had violated the Clean Air Act by virtue of the fact that certain of this merchandise did not conform to their corresponding EPA Certificates of Conformity and that unless the EPA and the Company were able to reach a settlement, the EPA was prepared to commence a civil action. The Company is currently engaged in settlement discussions with the EPA that would call for the payment of a civil penalty and certain injunctive relief. As a result of these discussions, the Company has accrued an amount equal to its estimate of the civil penalty that the Company is prepared to pay to settle the matter and has temporarily restricted from sale, and taken a partial asset impairment against certain inventory. If the Company is not able to reach a settlement with the EPA on mutually acceptable terms, the Company is prepared to vigorously defend any civil action filed.

        The Company is also party to various other actions and claims arising in the normal course of business.

        The Company accrued $5,700 in the fourth quarter of fiscal year 2008 for awards or assessments in connection with all such matters. The Company believes that these amounts are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While the Company does not believe that the amount of such excess loss could be material to the Company's financial position, any such loss could have a material adverse effect on the Company's results of operations in the period(s) during which the underlying matters are resolved.

NOTE 16—INTEREST RATE SWAP AGREEMENT

        On June 3, 2003, the Company entered into an interest rate swap for a notional amount of $130,000. The Company had designated the swap as a cash flow hedge of the Company's real estate operating lease payments. The interest rate swap converted the variable LIBOR portion of the lease payment to a fixed rate of 2.90% and terminated on July 1, 2008. If the critical terms of the interest rate swap or hedge item do not change, the interest rate swap is considered to be highly effective with all changes in fair value included in other comprehensive income. As of February 2, 2008 the fair value was an asset of $22 recorded within other long-term assets on the balance sheet. In the fourth quarter of fiscal 2006, the Company determined it was not in compliance with SFAS No.133 for hedge accounting and, accordingly, recorded a reduction of rent expense, which is included in Costs of Merchandise and Costs of Service Revenues, for the cumulative fair value change of $4,150. This

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

change in fair value had previously been recorded in Accumulated Other Comprehensive Income (Loss) on the consolidated balance sheets. The Company evaluated the impact of this error, along with three other errors discussed in the next sentence, on an annual and quarterly basis and concluded there was no material impact on the fourth quarter of fiscal 2006 or any historical periods, on an individual or aggregate basis. The three other errors consisted of: (i) $3,700 of amortization expense on leasehold improvements classified in land and therefore not depreciated, (ii) $500 of understated closed store reserves and (iii) $400 of an overstated accrual for non-qualified defined contributions. The Company corrected these errors in the fourth quarter of fiscal year 2006, resulting in no material impact to the consolidated financial statements. The Company has removed its designation as a cash flow hedge on this transaction and records the change in fair value through its operating statement until the date of termination. During fiscal year 2008 this interest rate swap expired.

        On November 2, 2006, the Company entered into an interest rate swap for a notional amount of $200,000. The Company has designated the swap a cash flow hedge on the first $200,000 of the Company's $320,000 senior secured notes. The interest rate swap converts the variable LIBOR portion of the interest payments to a fixed rate of 5.036% and terminates in October 2013. The Company did not meet the documentation requirements of SFAS No.133, at inception or as of February 3, 2007 and, accordingly, recorded the increase in the fair value of the interest rate swap of $1,490 as a reduction to Interest Expense. The Company documented that the swap met the requirements of SFAS No.133 for hedge accounting on April 9, 2007, and prospectively records the effective portion of the change in fair value of the swap through Accumulated Other Comprehensive Loss.

        On November 27, 2007, the Company sold the land and buildings for 34 owned properties to an independent third party. The Company used $162,558 of the net proceeds from such transaction to prepay a portion of the Senior Secured Term Loan facility which eliminated a portion of the future interest payments hedged by the November 2, 2006 interest rate swap. The Company concluded that it was not probable that those future interest payments would occur. In accordance with SFAS No.133, the Company discontinued hedge accounting for the unmatched portion of the November 2, 2006 swap and reclassified a $2,259 pre-tax loss applicable to the unmatched portion of the $200,000 interest rate swap from other comprehensive income to interest expense. On November 27, 2007, the Company re-designated $145,000 notional amount of the interest rate swap as a cash flow hedge to fully match the future interest payments under the Senior Secured Notes. As a result, all future changes in this interest rate swap's fair value that has been re-designated as a hedge will be recorded to Accumulated Other Comprehensive Loss. From the period of November 27, 2007 through February 1, 2008, the Company incurred interest expense includes $1,907 for changes in fair value related to the $55,000 unmatched portion of this swap. On February 1, 2008, the Company recorded $4,539 within accrued expenses to reduce the notional amount of the interest rate swap to $145,000 from the original $200,000 amount. The $4,539 was paid on February 4, 2008. As of January 31, 2009 and February 2, 2008 respectively, the fair value of the swap was a net $15,808 and $10,985 payable recorded within other long-term liabilities on the balance sheet.

NOTE 17—FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS

        The Company adopted SFAS No.157, (as impacted by FSP Nos.157-1, 157-2, and 157-3) effective February 3, 2008, with respect to fair value measurements of (a) non-financial assets and liabilities that are recognized or disclosed at fair value in the Company's financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

SFAS No. 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets. Level 3 inputs are unobservable inputs for the asset or liability.

        Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

  Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

        Effective February 3, 2008, the application of fair value under SFAS No. 157 (as amended by FSP Nos. 157-1,157-2, and 157-3) related to the Company's long-term investments and interest rate swap agreements. These items were previously, and will continue to be, recorded at fair value at each balance sheet date. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities.

        Derivative liability:

        The Company has an interest rate swap which is within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company values this swap using observable market data to discount projected cash flows and for credit risk adjustments. The inputs used to value our derivative fall within Level 2 of the fair value hierarchy.

        Cash Equivalents:

        Cash equivalents, other than credit card receivables, include highly liquid investments with an original maturity of three months or less at acquisition. We carry these investments at cost, which approximates fair value. As a result, we have determined that our cash equivalents in their entirety are classified as a Level 1 within the fair value hierarchy.

        The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at January 31, 2009
(dollar amounts in thousands) Description		Level 1	Level 2	Level 3
Assets:
Cash and Cash Equivalents	$21,332	$21,332
Liabilities:
Other Long-term liabilities Derivative liability	$15,808		$15,808

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2009, February 2, 2008 and February 3, 2007

(dollar amounts in thousands, except share data)

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

        The carrying amounts approximate fair value because of the short maturity of these items.

LONG-TERM DEBT INCLUDING CURRENT MATURITIES

        Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt including current maturities was $200,276 and $381,347 as of January 31, 2009 and February 2, 2008.

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)

						Net (Loss) Earnings Per Share From Continuing Operations
				Net (Loss) Earnings From Continuing Operations				Net (Loss) Earnings Per Share			Market Price Per Share
										Cash Dividends Per Share
	Total Revenues	Gross Profit	Operating (Loss) Profit		Net (Loss) Earnings
						Basic	Diluted	Basic	Diluted		High	Low
Year Ended January 31, 2009
4th Quarter	$465,536	$92,188	$(31,250)	$(32,827)	$(33,267)	$(0.63)	$(0.63)	$(0.63)	$(0.63)	$0.0675	$5.31	$2.62
3rd Quarter	464,166	114,844	(5,036)	(7,054)	(7,282)	(0.13)	(0.13)	(0.14)	(0.14)	0.0675	9.49	3.00
2nd Quarter	500,043	130,434	11,908	5,752	5,448	0.11	0.11	0.10	0.10	0.0675	10.36	6.40
1st Quarter	498,043	127,966	14,482	5,291	4,672	0.10	0.10	0.09	0.09	0.0675	12.56	8.59
Year Ended February 2, 2008
4th Quarter(1)	$517,639	$99,006	$(13,544)	$(18,505)	$(20,403)	$(0.36)	$(0.36)	$(0.40)	$(0.40)	$0.0675	$15.14	$8.25
3rd Quarter	528,761	97,926	(36,139)	(25,926)	(27,990)	(0.50)	(0.50)	(0.54)	(0.54)	0.0675	17.97	13.50
2nd Quarter	552,092	148,716	16,860	3,948	4,179	0.08	0.08	0.08	0.08	0.0675	22.49	15.90
1st Quarter	539,583	140,589	15,838	3,050	3,175	0.06	0.06	0.06	0.06	0.0675	19.93	14.73

(1)
During the fourth quarter of fiscal year 2007, the Company incurred charges for the closure of 31 stores, which is described more fully in Note 7—Store Closures and Asset Impairments and Note 8—Discontinued Operations. In addition, the Company sold the land and buildings for 34 owned properties to an independent third party, which is described more fully in Note 5—Lease and Other Commitments.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE

        None.

ITEM 9A    CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures    The Company's management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures mean the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in its reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that the Company communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of the Company's disclosure controls and procedures, as of the end of the period covered by this report, the Company's principal executive officer and principal financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

        During the second quarter of fiscal year 2007, the Company determined it had a material weakness in its internal control over financial reporting related to preparation and review of the Company's supplemental guarantor information note and condensed consolidated statements of cash flows presentation.

        During the third quarter of fiscal year 2007, the Company discovered that the impairment charge related to the store closure portion of its five-year strategic plan should be recorded in the third quarter instead of the fourth quarter as initially concluded. This resulted in the delayed filing with the SEC of the Company's Quarterly Report on Form 10-Q. The Company considered this error in conjunction with the material weakness described above and concluded that the Company continued to have, in the aggregate, a material weakness in the financial close and reporting process as of the end of third quarter of fiscal year 2007.

        During the fourth quarter of fiscal year 2008, the Company completed the implementation of its remediation plan which included the following changes: (i) hiring staff and providing additional accounting research resources, (ii) improving process documentation and (iii) improving the review process by more senior accounting personnel. As of January 31, 2009, the Company believes that its ongoing efforts to hire and train additional staff are complete. Accordingly, the Company can provide its constituents with reasonable assurance that the previously disclosed material weakness in the financial close and reporting process has been remediated as of January 31, 2009.

        Other than these changes, the Company made no other changes to its internal control over financial reporting for the quarter ended January 31, 2009.

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

        As of January 31, 2009, management assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2009 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company's internal control over financial reporting as of January 31, 2009 was effective.

        Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report, which is included on page 87 herein, on the Company's internal control over financial reporting as of January 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pep Boys—Manny, Moe & Jack
Philadelphia, Pennsylvania

        We have audited the internal control over financial reporting of The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2009 of the Company and our report dated April 14, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
April 14, 2009

ITEM 9B    OTHER INFORMATION

        None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The material contained in the registrant's definitive proxy statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal (the "Proxy Statement"), under the captions "—Nominees for Election", "—Corporate Governance" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" is hereby incorporated herein by reference.

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

        In addition, the Board of Directors Code of Conduct and the charters of our audit, human resources and nominating and governance committees may also be found under the "Investor Relations—Corporate Governance" section of our website. As required by the New York Stock Exchange (NYSE), promptly following our 2008 Annual Meeting, our Interim CEO certified to the NYSE that he was not aware of any violation by Pep Boys of NYSE corporate governance listing standards. Copies of our corporate governance materials are available free of charge from our investor relations department. Please call 215-430-9720 or write Pep Boys, Investor Relations, 3111 West Allegheny Avenue, Philadelphia, PA 19132.

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

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:

Page
1. The following consolidated financial statements of The Pep Boys—Manny, Moe & Jack are included in Item 8
Report of Independent Registered Public Accounting Firm	36
Consolidated Balance Sheets—January 31, 2009 and February 2, 2008	37
Consolidated Statements of Operations—Years ended January 31, 2009, February 2, 2008 and February 3, 2007	38
Consolidated Statements of Stockholders' Equity—Years ended January 31, 2009, February 2, 2008 and February 3, 2007	39
Consolidated Statements of Cash Flows—Years ended January 31, 2009, February 2, 2008 and February 3, 2007	40
Notes to Consolidated Financial Statements	41
2. The following consolidated financial statement schedule of The Pep Boys—Manny, Moe & Jack is included
Schedule II Valuation and Qualifying Accounts and Reserves	96
All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.
3. Exhibits	90

(3.1)	Amended and Restated Articles of Incorporation
(3.2)	By-Laws, as amended	Incorporated by reference from the Registration Statement on Form S-3 (File No. 33-39225).
(3.3)	Amendment to By-Laws (Declassification of Board of Directors)	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 29, 2000.
(4.1)	Indenture, dated December 14, 2004, between the Company and Wachovia Bank, National Association, as trustee, including form of security.	Incorporated by reference from the Company's Form 8-K dated December 15, 2004.
(4.2)	Supplemental Indenture, dated December 14, 2004, between the Company and Wachovia Bank, National Association, as trustee.	Incorporated by reference from the Company's Form 8-K dated December 15, 2004.
(4.3)	Dividend Reinvestment and Stock Purchase Plan dated January 4, 1990	Incorporated by reference from the Registration Statement on Form S-3 (File No. 33-32857).
(10.1)*	Medical Reimbursement Plan of the Company	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 31, 1982.
(10.2)*	Form of Change of Control between the Company and certain officers of the Company.	Incorporated by reference from the Company's Form 8-K dated December 23, 2008.
(10.3)*	Form of Non-Competition Agreement between the Company and certain officers of the Company.	Incorporated by reference from the Company's Form 8-K dated December 23, 2008.
(10.4)*	The Pep Boys—Manny, Moe and Jack 1990 Stock Incentive Plan—Amended and Restated as of March 26, 2001.	Incorporated by reference from the Company's Form 10-K for the year ended February 1, 2003.
(10.5)*	The Pep Boys—Manny, Moe and Jack 1999 Stock Incentive Plan—amended and restated as of September 15, 2005.	Incorporated by reference from the Company's Form 10-Q for the quarter ended October 29, 2005.
(10.6)*	The Pep Boys—Manny, Moe & Jack Pension Plan—Amended and Restated as of September 10, 2001.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 1, 2003
(10.7)*	The Pep Boys-Manny, Moe & Jack Pension Plan Amendment 2005-1	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 3, 2007.
(10.8)*	Long-Term Disability Salary Continuation Plan amended and restated as of March 26, 2002.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 1, 2003.

(10.9)*	Amendment and restatement as of September 3, 2002 of The Pep Boys Savings Plan.	Incorporated by reference from the Company's Form 10-Q for the quarter ended November 2, 2002.
(10.10)*	The Pep Boys Savings Plan Amendment 2004-1	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 31, 2004.
(10.11)*	The Pep Boys Savings Plan Amendment 2005-1	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 3, 2007.
(10.12)*	The Pep Boys Savings Plan Amendment 2007-1	Incorporated by reference from the Company's Form 10-Q for the quarter ended August 4, 2007.
(10.13)*	Amendment and restatement as of September 3, 2002 of The Pep Boys Savings Plan—Puerto Rico.	Incorporated by reference from the Company's Form 10-Q for the quarter ended November 2, 2002.
(10.14)*	The Pep Boys Deferred Compensation Plan, as amended and restated	Incorporated by reference from the Company's Form 8-K dated December 23, 2008.
(10.15)*	The Pep Boys Annual Incentive Bonus Plan (amended and restated as of December 9, 2003)	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 31, 2004.
(10.16)*	Account Plan
(10.17)*	Flexible Employee Benefits Trust	Incorporated by reference from the Company's Form 8-K filed May 6, 1994.
(10.18)*	The Pep Boys Grantor Trust Agreement	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 3, 2007.
(10.19)	Credit Agreement, dated January 16, 2009, by and among the Company, as Lead Borrower, Bank of America, N.A., as Administrative Agent and the other parties thereto.
(10.20)	Master Lease Agreement, dated October 18, 2004, between the Company and with RBS Lombard, Inc.	Incorporated by reference from the Company's Form 8-K dated October 19, 2004.
(12.00)	Computation of Ratio of Earnings to Fixed Charges
(21)	Subsidiaries of the Company	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 3, 2007.

(23)	Consent of Independent Registered Public Accounting Firm
(31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	None

*
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report of Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEP BOYS—MANNY, MOE & JACK (REGISTRANT)
DATED: APRIL 15, 2009	By:	/s/ RAYMOND L. ARTHUR Raymond L. Arthur Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ MICHAEL R. ODELL Michael R. Odell	Chief Executive Officer; Director (Principal Executive Officer)	April 15, 2009
/s/ RAYMOND L. ARTHUR Raymond L. Arthur	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2009
/s/ M. SHÂN ATKINS M. Shân Atkins	Director	April 15, 2009
/s/ PETER A. BASSI Peter A. Bassi	Director	April 15, 2009
/s/ ROBERT H. HOTZ Robert H. Hotz	Director	April 15, 2009
/s/ THOMAS R. HUDSON JR. Thomas R. Hudson Jr.	Director	April 15, 2009
/s/ DR. IRVIN D. REID Dr. Irvin D. Reid	Director	April 15, 2009
/s/ JANE SCACCETTI Jane Scaccetti	Director	April 15, 2009

SIGNATURE	CAPACITY	DATE

/s/ JOHN T. SWEETWOOD John T. Sweetwood	Director	April 15, 2009
/s/ NICK WHITE Nick White	Director	April 15, 2009
/s/ JAMES A. WILLIAMS James A. Williams	Director	April 15, 2009

FINANCIAL STATEMENT SCHEDULES FURNISHED PURSUANT TO THE REQUIREMENTS OF
FORM 10-K

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions(1)	Balance at End of Period
	(in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended January 31, 2009	$1,937	$4,679	$—	$4,704	$1,912
Year Ended February 2, 2008	$1,505	$2,420	$—	$1,988	$1,937
Year Ended February 3, 2007	$1,188	$2,317	$—	$2,000	$1,505

(1)
Uncollectible accounts written off.

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(2)	Deductions(3)	Balance at End of Period
	(in thousands)
SALES RETURNS AND ALLOWANCES:
Year Ended January 31, 2009	$1,232	$—	$86,892	$86,980	$1,144
Year Ended February 2, 2008	$1,296	$—	$95,239	$95,303	$1,232
Year Ended February 3, 2007	$1,726	$—	$91,644	$92,074	$1,296

(2)
Additions charged to merchandise sales.

(3)
Actual returns and allowance