Form 10-Q
period 2009-05-02
PEP BOYS MANNY MOE & JACK
filed 2009-06-10
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of May 29, 2009 there were 52,302,443 shares of the registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

UNAUDITED

	May 2, 2009	January 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$21,313	$21,332
Accounts receivable, less allowance for uncollectible accounts of $1,701 and $1,912	22,680	28,831
Merchandise inventories	556,564	564,931
Prepaid expenses	21,661	25,390
Other	58,757	62,421
Assets held for disposal	11,004	12,653
Total Current Assets	691,979	715,558

Property and Equipment - net	724,698	740,331
Deferred income taxes	77,606	77,708
Other	17,477	18,792
Total Assets	$1,511,760	$1,552,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$193,894	$212,340
Trade payable program liability	28,464	31,930
Accrued expenses	244,764	254,754
Deferred income taxes	38,540	35,848
Current maturities of long-term debt and obligations under capital lease	1,150	1,453
Total Current Liabilities	506,812	536,325

Long-term debt and obligations under capital lease, less current maturities	332,848	352,382
Other long-term liabilities	70,745	70,322
Deferred gain from asset sales	167,984	170,204
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, par value $1 per share:
Authorized 500,000,000 shares; Issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	292,434	292,728
Retained earnings	367,882	358,670
Accumulated other comprehensive loss	(17,823)	(18,075)
Less cost of shares in treasury — 14,059,333 shares and 14,124,021 shares	218,415	219,460
Less cost of shares in benefits trust - 2,195,270 shares	59,264	59,264
Total Stockholders’ Equity	433,371	423,156
Total Liabilities and Stockholders’ Equity	$1,511,760	$1,552,389

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND CHANGES IN RETAINED EARNINGS

(dollar amounts in thousands, except per share amounts)

UNAUDITED

Thirteen weeks ended	May 2, 2009	May 3, 2008
Merchandise Sales	$398,177	$403,334
Service Revenue	98,311	94,709
Total Revenues	496,488	498,043
Costs of Merchandise Sales	281,035	285,923
Costs of Service Revenue	85,852	84,154
Total Costs of Revenues	366,887	370,077
Gross Profit from Merchandise Sales	117,142	117,411
Gross Profit from Service Revenue	12,459	10,555
Total Gross Profit	129,601	127,966
Selling, General and Administrative Expenses	108,053	119,015
Net Gain from Dispositions of Assets	3	5,531
Operating Profit	21,551	14,482
Non-operating Income	403	330
Interest Expense	1,936	5,427
Earnings From Continuing Operations Before Income Taxes	20,018	9,385
Income Tax Expense	8,955	4,094
Net Earnings From Continuing Operations	11,063	5,291
Loss From Discontinued Operations, Net of Tax	(154)	(619)
Net Earnings	10,909	4,672

Retained Earnings, beginning of period	358,670	406,819
Cumulative effect adjustment for adoption of EITF 06-10, net of tax	—	(1,165)
Cash Dividends	(1,575)	(3,495)
Effect of Stock Options	—	(12)
Dividend Reinvestment Plan	(122)	—
Retained Earnings, end of period	$367,882	$406,819

Basic Earnings Per Share:

Net Earnings from Continuing Operations	$0.21	$0.10
Discontinued Operations, Net of Tax	—	(0.01)
Basic Earnings Per Share	$0.21	$0.09

Diluted Earnings Per Share:

Net Earnings from Continuing Operations	$0.21	$0.10
Discontinued Operations, Net of Tax	—	(0.01)
Diluted Earnings Per Share	$0.21	$0.09

Cash Dividends Per Share	$0.03	$0.0675

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

UNAUDITED

Thirteen weeks ended	May 2, 2009	May 3, 2008
Cash Flows from Operating Activities:
Net Earnings	$10,909	$4,672
Adjustments to reconcile net earnings to net cash used in continuing operations:
Net loss from discontinued operations	154	619
Depreciation and amortization	17,373	19,019
Amortization of deferred gain from asset sales	(3,049)	(1,825)
Stock compensation expense	568	1,322
Gain on debt retirement	(6,248)	(2,883)
Deferred income taxes	2,646	1,437
Gain from dispositions of assets	(3)	(5,531)
Other	181	1,511
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable, prepaid expenses and other	14,603	7,586
Decrease (increase) in merchandise inventories	8,366	(287)
Decrease in accounts payable	(18,446)	(15,238)
Decrease in accrued expenses	(9,442)	(12,281)
Increase (decrease) in other long-term liabilities	683	(2,394)
Net cash provided by (used in) continuing operations	18,295	(4,273)
Net cash used in discontinued operations	(318)	(58)
Net Cash Provided by (Used in) Operating Activities	17,977	(4,331)

Cash Flows from Investing Activities:
Cash paid for property and equipment	(5,718)	(6,942)
Proceeds from dispositions of assets	10	132,090
Net cash (used in) provided by continuing operations	(5,708)	125,148
Net cash provided by discontinued operations	1,758	—
Net Cash (Used in) Provided by Investing Activities	(3,950)	125,148

Cash Flows from Financing Activities:
Borrowings under line of credit agreements	160,498	97,909
Payments under line of credit agreements	(158,522)	(139,332)
Borrowings on trade payable program liability	33,871	27,222
Payments on trade payable program liability	(37,337)	(22,456)
Payment for finance issuance cost	—	(93)
Proceeds from lease financing	—	4,676
Long-term debt and capital lease obligations payments	(11,110)	(18,905)
Dividends paid	(1,575)	(3,495)
Other	129	8
Net Cash Used in Financing Activities	(14,046)	(54,466)
Net (Decrease) Increase in Cash and Cash Equivalents	(19)	66,351
Cash and Cash Equivalents at Beginning of Period	21,332	20,926
Cash and Cash Equivalents at End of Period	$21,313	$87,277

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$831	$—
Cash paid for interest, net of amounts capitalized	$3,830	$3,994
Accrued purchases of property and equipment	$599	$3,689

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar Amounts in Thousands)

NOTE 1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of May 2, 2009, the condensed consolidated statements of operations and changes in retained earnings for the thirteen week periods ended May 2, 2009 and May 3, 2008 and the condensed consolidated statements of cash flows for the thirteen week periods ended May 2, 2009 and May 3, 2008 are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at May 2, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements.” It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009. The results of operations for the thirteen weeks ended May 2, 2009 are not necessarily indicative of the operating results for the full fiscal year.

Our fiscal year ends on the Saturday nearest January 31. Accordingly, references to fiscal years 2008 and 2009 refer to the years ended January 31, 2009 and January 30, 2010, respectively.

NOTE 2. New Accounting Standards

Effective February 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No.161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No.133” (SFAS No.161). SFAS No.161 requires increased qualitative, quantitative, and credit-risk disclosures. Qualitative disclosures include how and why an entity uses derivatives or hedging activity, how the entity is accounting for these activities and how the instruments affect the entity’s financial position, financial performance and cash flows. Quantitative disclosures include information (in a tabular format) about the fair value of the derivative instruments, including gains and losses, and should contain more detailed information about the location of the derivative instrument in the entity’s financial statements. Credit-risk disclosures include information about the existence and nature of credit risk-related contingent features included in derivative instruments. Credit-risk-related contingent features can be defined as those that require entities, upon the occurrence of a credit event (e.g., credit rating downgrade), to settle derivative instruments or to post collateral. See note 16 for additional information related to our derivatives.

In April 2009, the Financial Accounting Standards Board (FASB) jointly issued FASB Staff Position No.107-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP No.107-1) and Accounting Practices Bulletin Opinion No.28-1 (APB No.28-1). FSP No.107-1 and APB No.28-1 amend SFAS No.107 “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP No.107-1 and APB No.28-1 are effective for interim reporting periods ending after June 15, 2009. The Company is currently evaluating the impact FSP No.107-1 and APB No.28-1will have on its consolidated financial statements.

NOTE 3. Accounting for Stock-Based Compensation

The Company has stock-based compensation plans, under which it grants stock options and restricted stock units to key employees and members of its Board of Directors.

In accordance with FASB Statement No.123(R), “Share-Based Payment” (SFAS No.123(R)), the Company generally recognizes compensation expense on a straight-line basis over the vesting period. A summary of total compensation expense and associated income benefit recognized related to stock-based compensation follows:

	Thirteen Weeks Ended
(dollar amount in thousands)	May 2, 2009	May 3, 2008
Compensation expense	$568	$1,322
Income tax benefit	$211	$491

Stock Options

The following table summarizes the options under the Company’s plan:

Number of Shares
Outstanding — January 31, 2009	915,711
Granted	736,000
Expired	(59,350)
Outstanding — May 2, 2009	1,592,361

Expected volatility is based on historical volatilities for a time period similar to that of the expected term. In estimating the expected term of the options, the Company has utilized the actual experience method during the quarters ended May 2, 2009, and May 3, 2008, respectively. The risk-free rate is based on the U.S. treasury yield curve for issues with a remaining term equal to the expected term. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model and, in certain situations where the grant includes both a market and a service condition as described more fully below, the Monte Carlo simulation model is used. The following are the weighted-average assumptions:

	May 2, 2009	May 3, 2008
Dividend yield	1.76%	2.90%
Expected volatility	65.10%	45.43%
Risk-free interest rate range:
High	2.30%	2.86%
Low	2.30%	2.69%
Ranges of expected lives in years	4 - 5	4 - 5

In the first quarter of fiscal year 2009, the Company granted 736,000 stock options with a weighted average grant date fair value of $1.69. These options have a seven year term and include both a service and a market appreciation vesting requirement. These options vest over a three year period with a third vesting on each of the three grant date anniversaries provided the market price of the Company’s stock has appreciated by a certain amount. From the date of grant, the market price of the Company’s stock must have appreciated, for at least 15 consecutive trading days, by $2.00 above grant price or more for 536,000 options and by $6.88 above grant price or more for 200,000 options in order to vest. The Company used a Monte Carlo simulation model to estimate the expected term and is recording the compensation expense over the service period for each separately vesting portion of the options granted. At May 2, 2009, the $2.00 market appreciation vesting requirement was satisfied.

Restricted Stock Units

The Company did not grant any restricted stock units (RSUs) during the first quarter ended May 2, 2009. In the prior year first fiscal quarter, the Company issued 237,021 RSUs with a weighted average grant fair value of $11.50.

NOTE 4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $485,513 and $493,886 as of May 2, 2009 and January 31, 2009, respectively.

The Company provides estimates for inventory shrinkage based upon historical levels and the results of its cycle counting program.

The Company also provides for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company records a provision when less than full credit is expected from a vendor or when market is lower than recorded costs. These provisions are revised, if necessary, on a quarterly basis for adequacy. The Company’s inventory is recorded net of provisions for these matters which were $16,755 and $15,874 at May 2, 2009 and January 31, 2009, respectively.

NOTE 5. Property and Equipment

The Company’s property and equipment as of May 2, 2009 and January 31, 2009 was as follows:

(dollar amounts in thousands)	May 2, 2009	January 31, 2009

Property and Equipment - at cost:
Land	$205,749	$207,608
Buildings and improvements	823,392	822,950
Furniture, fixtures and equipment	686,626	685,707
Construction in progress	2,858	2,576
Accumulated depreciation and amortization	(993,927)	(978,510)
Property and Equipment - net	$724,698	$740,331

NOTE 6. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No.109, “Accounting for Income Taxes” (SFAS No.109) and Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).

Under SFAS No.109, the temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. To the extent the Company believes it is more likely than not that the asset will not be recoverable,  a valuation allowance must be established. Cumulative losses in recent years constitute “negative evidence” that a recovery is not more likely than not, which must be rebutted by “positive evidence” to avoid establishing a valuation allowance. To establish this positive evidence, the Company considers various tax planning strategies for generating income sufficient to utilize the deferred tax assets, including the potential sale of real estate and the conversion of the Company’s accounting policy for its inventory from LIFO to FIFO. After considering all this evidence, the Company did not have any material change to its valuation allowance for the thirteen weeks ended May 2, 2009.

FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. During the thirteen weeks ended May 2, 2009, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

NOTE 7. Discontinued Operations

In accordance with FASB Statement No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No.144), the Company’s discontinued operations reflect the operating results for 11 of the 31 low-return stores closed as part of the Company’s long term strategic plan adopted in 2007. The remaining stores are reflected in continuing operations, as the Company believes its remaining stores will retain the cash flows from the 20 closed locations. For the thirteen weeks ended May 2, 2009 and May 3, 2008 the discontinued stores had pre-tax losses of $237 and $988, respectively.

A store location is classified as “held for sale” when (i) the Company has committed to a plan to sell the store location, (ii) the store location is vacant and is available for sale, (iii) the Company is actively marketing the store location for sale, (iv) the sale price is reasonable in relation to its current fair value and (v) the Company expects to complete the sale within one year from the date the store location is first classified as held for sale. No depreciation expense is recognized during the period the asset is held for sale.

The Company has classified certain closed store properties as assets held for disposal on its balance sheets. The carrying values of these assets follow:

(dollar amounts in thousands)	May 2, 2009	January 31, 2009

Land	$5,914	$7,332
Buildings and improvements	9,628	11,265
Accumulated depreciation and amortization	(4,538)	(5,944)
Assets held for disposal	$11,004	$12,653

During the first quarter of fiscal year 2009, the Company sold two properties that were classified as held for sale for net proceeds of $1,758 and recognized a $109 net gain which was reported in discontinued operations. The Company had 11 and 13 properties held for sale at May 2, 2009 and January 31, 2009, respectively.

The following details the first quarter of fiscal year 2009 activity, principally related to lease commitments, in the reserve for closed stores:

(dollar amount in thousands)	Lease Expenses
Balance at January 31, 2009	$2,112
Provision for present value of liabilities	121
Other	224
Cash payments	(312)
Balance at May 2, 2009	$2,145

NOTE 8. Pension and Savings Plan

Pension expense includes the following:

	Thirteen weeks ended
(dollar amounts in thousands)	May 2, 2009	May 3, 2008

Service cost	$—	$43
Interest cost	621	885
Expected return on plan assets	(537)	(615)
Amortization of transitional obligation	—	41
Amortization of prior service cost	—	92
Amortization of net loss	325	303
Net periodic benefit cost	$409	$749

On December 31, 2008, the Company terminated the defined benefit portion of the SERP. Since that date, the Company now only has a non-qualified Supplemental Executive Retirement Plan (SERP) defined contribution plan for key employees designated by the Board of Directors. The Company’s contribution expense to this plan was approximately $263 and $105 for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.

The Company has two qualified savings plans, which cover all full-time employees who are at least 21 years of age with one or more years of service. Generally, the Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation. In the first quarter of 2009, the Company’s contribution to this plan became contingent upon meeting certain fiscal year 2009 performance metrics. The Company’s savings plans’ contribution expense was approximately $1,078 and $1,052 for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.

NOTE 9.  Sale-Leaseback Transactions

During the first quarter of fiscal year 2008, the Company sold 41 owned properties to independent third parties. Net proceeds from these sales were $135,519. Concurrent with the sale, the Company entered into agreements to lease the properties back from the purchaser over a minimum lease term of 15 years. The Company classified 40 of these leases as operating leases in accordance with SFAS No.13 as amended by FASB Statement No.98. The Company actively uses these properties and considers the leases as normal leasebacks. A $5,531 gain on the sale of these properties was recognized immediately upon execution of the sale and a $61,292 gain was deferred. The deferred gain is being recognized over the minimum term of these leases. The Company initially had continuing involvement in one property relating to an environmental indemnity and, accordingly, recorded $4,583 of the transaction’s total net proceeds as a borrowing and as a financing activity in the Statement of Cash Flows. During the second quarter of fiscal year 2008, the Company provided the necessary documentation to satisfy its indemnity and remove its continuing involvement with this property. The Company then recorded the sale of this property as a sale-leaseback transaction, removing the asset and related lease financing and recorded a $1,515 deferred gain which is being recognized over the remaining minimum term of this lease.

Of the 563 store locations operated by the Company at May 2, 2009, 235 are owned and 328 are leased.

NOTE 10. Debt and Financing Arrangements

(dollar amounts in thousands)	May 2, 2009	January 31, 2009
7.50% Senior Subordinated Notes, due December 2014	$157,565	$174,535
Senior Secured Term Loan, due October 2013	150,524	150,794
Lease financing obligations, payable through October 2022	—	4,515
Capital lease obligations payable through October 2009	71	129
Line of credit agreement, expiring January 2014	25,838	23,862
	333,998	353,835
Less current maturities	1,150	1,453
Long-term debt and obligations under capital leases, less current maturities	$332,848	$352,382

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

During the first quarter of fiscal 2009 and 2008 , the Company repurchased $16,970 and $20,965, respectively of its outstanding 7.5% Senior Subordinated Notes for $10,722 and $18,082, respectively resulting in a gain of $6,248 and $2,833, respectively and are  reflected in interest expense on the accompanying Condensed Consolidated Statement of Operations and Changes in Retained Earnings.

As part of the November 27, 2007 sale leaseback transaction, the Company determined that it had continuing involvement in one property and recorded the $4,742 proceeds, net of execution costs, as a borrowing in accordance with Statement of Financial Accounting Standards No.13, “Accounting for Leases,” (SFAS No.13). During the first quarter of 2009, the Company determined it no longer had continuing involvement with this property. Accordingly, the Company recorded this property as a sale leaseback, retired the asset and related lease financing and recorded an $829 deferred gain which is being amortized over the remaining minimum term of the lease.

Several of the Company’s debt agreements require compliance with covenants. The most restrictive of these requirements is contained in the Company’s revolving credit agreement. During any period that the Company’s availability under its revolving credit agreement drops below $52,500 the Company is required to maintain a consolidated fixed charge coverage ratio, of at least 1.1:1.0, calculated as the ratio of (a) EBITDA (net income plus interest charges, provision for taxes, depreciation and amortization expense, non-cash stock compensation expenses and other non-recurring, non-cash items) minus capital expenditures and  income taxes paid to (b) the sum of debt service charges and restricted payments made. The failure to satisfy this covenant would constitute an event of default under the Company’s revolving credit agreement, which would result in a cross-default under the Company’s 7.5% Senior Subordinated Notes and Senior Secured Term Loan.

As of May 2, 2009, the Company had additional availability under the revolving credit agreement of approximately $171,704 and was in compliance with its financial covenants.

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

The reserve for warranty costs activity follows:

	Thirteen Weeks Ended
(dollar amounts in thousands)	May 2, 2009	May 3, 2008
Beginning Balance	$797	$247

Additions related to current period sales	4,104	2,230

Warranty costs incurred in current period	(4,207)	(2,013)

Ending Balance	$694	$464

NOTE 12. Earnings Per Share

(in thousands, except per share amounts)

		Thirteen Weeks Ended
(dollar amounts in thousands, except per share amounts)		May 2, 2009	May 3, 2008

(a)	Net Earnings From Continuing Operations	$11,063	$5,291

	Discontinued Operations, Net of Tax	(154)	(619)

	Net Income	$10,909	$4,672

(b)	Basic average number of common shares outstanding during period	52,333	52,063

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	43	107

(c)	Diluted average number of common shares assumed outstanding during period	52,376	52,170

	Basic Earnings per Share:
	Net Earnings From Continuing Operations (a/b)	$0.21	$0.10
	Discontinued Operations, Net of Tax	—	(0.01)
	Basic Earnings per Share	$0.21	$0.09

	Diluted Earnings per Share:
	Net Earnings From Continuing Operations (a/c)	$0.21	$0.10
	Discontinued Operations, Net of Tax	—	(0.01)
	Diluted Earnings per Share	$0.21	$0.09

As of May 2, 2009 and May 3, 2008, respectively, there were 1,885,000 and 2,210,000 outstanding options and nonvested restricted stock units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total numbers of such shares excluded from the diluted earnings per share calculation are 1,691,000 and 1,729,000 for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.

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

The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of May 3, 2009 and January 31, 2009 and the related condensed consolidating statements of operations for the thirteen weeks ended May 2, 2009 and May 3, 2008 and condensed consolidating statements of cash flows for the thirteen weeks ended May 2, 2009 and May 3, 2008 for (i) the Company (“Pep Boys”) on a parent only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Subsidiary Guarantors on a combined basis including the consolidation by PBY Corporation of its wholly owned subsidiary, Pep Boys Manny Moe & Jack of California, (iii) the subsidiary of the Company that does not guarantee the Notes, and (iv) the Company on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

As of May 2, 2009	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$10,929	$7,450	$2,934	$—	$21,313
Accounts receivable, net	10,297	12,383	—	—	22,680
Merchandise inventories	195,194	361,370	—	—	556,564
Prepaid expenses	9,871	12,879	10,136	(11,225)	21,661
Other	759	7	63,622	(5,631)	58,757
Assets held for disposal	1,830	9,174	—	—	11,004
Total Current Assets	228,880	403,263	76,692	(16,856)	691,979

Property and Equipment— net	236,436	475,824	32,055	(19,617)	724,698
Investment in subsidiaries	1,713,751	—	—	(1,713,751)	—
Intercompany receivable	—	1,006,139	78,276	(1,084,415)	—
Deferred income taxes	24,865	52,741	—	—	77,606
Other	16,611	866	—	—	17,477
Total Assets	$2,220,543	$1,938,833	$187,023	$(2,834,639)	$1,511,760
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$193,884	$10	$—	$—	$193,894
Trade payable program liability	28,464	—	—	—	28,464
Accrued expenses	41,561	51,066	163,362	(11,225)	244,764
Deferred income taxes	16,684	27,487	—	(5,631)	38,540
Current maturities of long-term debt and obligations under capital leases	1,150	—	—	—	1,150
Total Current Liabilities	281,743	78,563	163,362	(16,856)	506,812
Long-term debt and obligations under capital leases, less current maturities	316,072	16,776	—	—	332,848
Other long-term liabilities	35,132	35,613	—	—	70,745
Deferred gain from asset sales	69,810	117,791	—	(19,617)	167,984
Intercompany liabilities	1,084,415	—	—	(1,084,415)	—
Stockholders’ Equity	433,371	1,690,090	23,661	(1,713,751)	433,371
Total Liabilities and Stockholders’ Equity	$2,220,543	$1,938,833	$187,023	$(2,834,639)	$1,511,760

As of January 31, 2009	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$12,753	$6,393	$2,186	$—	$21,332
Accounts receivable, net	16,571	12,260	—	—	28,831
Merchandise inventories	199,304	365,627	—	—	564,931
Prepaid expenses	13,597	15,820	13,919	(17,946)	25,390
Other	1,193	11	66,797	(5,580)	62,421
Assets held for disposal	1,830	10,823	—	—	12,653
Total Current Assets	245,248	410,934	82,902	(23,526)	715,558
Property and Equipment—Net	239,859	487,956	32,226	(19,710)	740,331
Investment in subsidiaries	1,699,568	—	—	(1,699,568)	—
Intercompany receivable	—	989,077	85,145	(1,074,222)	—
Deferred income taxes	24,075	53,633	—	—	77,708
Other	17,614	1,178	—	—	18,792
Total Assets	$2,226,364	$1,942,778	$200,273	$(2,817,026)	$1,552,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$212,331	$9	$—	$—	$212,340
Trade payable program liability	31,930	—	—	—	31,930
Accrued expenses	28,802	67,748	175,985	(17,781)	254,754
Deferred income taxes	16,355	25,238	—	(5,745)	35,848
Current maturities of long-term debt and obligations under capital leases	1,208	245	—	—	1,453
Total Current Liabilities	290,626	93,240	175,985	(23,526)	536,325
Long-term debt and obligations under capital leases, less current maturities	332,682	19,700	—	—	352,382
Other long-term liabilities	34,868	35,454	—	—	70,322
Deferred gain from asset sales	70,810	119,104	—	(19,710)	170,204
Intercompany liabilities	1,074,222	—	—	(1,074,222)	—
Stockholders’ Equity	423,156	1,675,280	24,288	(1,699,568)	423,156
Total Liabilities and Stockholders’ Equity	$2,226,364	$1,942,778	$200,273	$(2,817,026)	$1,552,389

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(dollars in thousands)

Thirteen Weeks Ended May 2, 2009	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated

Merchandise Sales	$136,328	$261,849	$—	$—	$398,177
Service Revenue	34,813	63,498	—	—	98,311
Other Revenue	—	—	5,723	(5,723)	—
Total Revenues	171,141	325,347	5,723	(5,723)	496,488
Costs of Merchandise Sales	96,018	185,424	—	(407)	281,035
Costs of Service Revenue	28,813	57,077	—	(38)	85,852
Costs of Other Revenue	—	—	6,805	(6,805)	—
Total Costs of Revenues	124,831	242,501	6,805	(7,250)	366,887
Gross Profit from Merchandise Sales	40,310	76,425	—	407	117,142
Gross Profit from Service Revenue	6,000	6,421	—	38	12,459
Gross Gain from Other Revenue	—	—	(1,082)	1,082	—
Total Gross Profit (Loss)	46,310	82,846	(1,082)	1,527	129,601
Selling, General and Administrative Expenses	37,982	69,082	78	911	108,053
Net Gain from Disposition of Assets	1	2	—	—	3
Operating Profit (Loss)	8,329	13,766	(1,160)	616	21,551
Non-Operating (Expense) Income	(4,011)	21,271	619	(17,476)	403
Interest Expense (Income)	11,384	7,934	(522)	(16,860)	1,936
(Loss) Earnings from Continuing Operations Before Income Taxes	(7,066)	27,103	(19)	—	20,018
Income Tax (Benefit) Expense	(3,165)	12,129	(9)		8,955
Equity in Earnings of Subsidiaries	14,800	—	—	(14,800)	—
Net Earnings (Loss) from Continuing Operations	10,899	14,974	(10)	(14,800)	11,063
Discontinued Operations, Net of Tax	10	(164)	—	—	(154)
Net Earnings (Loss)	$10,909	$14,810	$(10)	$(14,800)	$10,909

Thirteen weeks ended May 3, 2008	Pep Boys	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidation / Elimination	Consolidated

Merchandise Sales	$138,613	$264,721	$—	$—	$403,334
Service Revenue	33,373	61,336	—	—	94,709
Other Revenue	—	—	5,667	(5,667)	—
Total Revenues	171,986	326,057	5,667	(5,667)	498,043
Costs of Merchandise Sales	98,334	187,997	—	(408)	285,923
Costs of Service Revenue	28,614	55,578	—	(38)	84,154
Costs of Other Revenue	—	—	5,806	(5,806)	—
Total Costs of Revenues	126,948	243,575	5,806	(6,252)	370,077
Gross Profit from Merchandise Sales	40,279	76,724	—	408	117,411
Gross Profit from Service Revenue	4,759	5,758	—	38	10,555
Gross Loss from Other Revenue	—	—	(139)	139	—
Total Gross Profit (Loss)	45,038	82,482	(139)	585	127,966
Selling, General and Administrative Expenses	42,453	76,504	90	(32)	119,015
Net Gain from Dispositions of Assets	556	4,975	—	—	5,531
Operating Profit (Loss)	3,141	10,953	(229)	617	14,482
Non-Operating (Expense) Income	(4,104)	28,475	648	(24,689)	330
Interest Expense (Income)	23,836	6,710	(1,047)	(24,072)	5,427
(Loss) Earnings from Continuing Operations Before Income Taxes	(24,799)	32,718	1,466	—	9,385
Income Tax (Benefit) Expense	(10,473)	13,917	650		4,094
Equity in Earnings of Subsidiaries	19,131	—	—	(19,131)	—
Net Earnings from Continuing Operations	4,805	18,801	816	(19,131)	5,291
Discontinued Operations, Net of Tax	(133)	(486)	—	—	(619)
Net Earnings	$4,672	$18,315	$816	$(19,131)	$4,672

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

Thirteen Weeks Ended May 2, 2009	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Cash Flows from Operating Activities:
Net Earnings (Loss)	$10,909	$14,810	$(10)	$(14,800)	$10,909
Adjustments to Reconcile Net Earnings to Net Cash (Used In) Provided By Continuing Operations	(15,396)	12,550	285	14,183	11,622
Changes in operating assets and liabilities	10,498	(8,955)	(5,779)	—	(4,236)
Net cash provided by (used in) continuing operations	6,011	18,405	(5,504)	(617)	18,295
Net cash provided by (used in) discontinued operations	10	(328)	—	—	(318)
Net Cash Provided by (Used in) Operating Activities	6,021	18,077	(5,504)	(617)	17,977

Net cash used in continuing operations	(2,706)	(3,002)	—	—	(5,708)
Net cash provided by discontinued operations	—	1,758	—	—	1,758
Net Cash Used in Investing Activities	(2,706)	(1,244)	—	—	(3,950)

Net Cash (Used in) Provided by Financing Activities	(5,139)	(15,776)	6,252	617	(14,046)

Net (Decrease) Increase in Cash	(1,824)	1,057	748	—	(19)
Cash and Cash Equivalents at Beginning of Period	12,753	6,393	2,186	—	21,332
Cash and Cash Equivalents at End of Period	$10,929	$7,450	$2,934	$—	$21,313

Thirteen Weeks Ended May 3, 2008	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Cash Flows from Operating Activities:
Net Earnings	$4,672	$18,315	$816	$(19,131)	$4,672
Adjustments to Reconcile Net Earnings to Net Cash (Used in) Provided By Continuing Operations	(12,417)	7,291	281	18,514	13,669
Changes in operating assets and liabilities	(16,535)	(1,306)	(4,773)	—	(22,614)
Net cash (used in) provided by continuing operations	(24,280)	24,300	(3,676)	(617)	(4,273)
Net cash (used in) provided by discontinued operations	(70)	12	—	—	(58)
Net Cash (Used in) Provided by Operating Activities	(24,350)	24,312	(3,676)	(617)	(4,331)

Net cash Provided by Investing activities	39,255	85,893	—	—	125,148

Net Cash Provided by (Used in) Financing Activities	50,455	(109,449)	3,911	617	(54,466)

Net Increase in Cash and Cash Equivalents	65,360	756	235	—	66,351
Cash and Cash Equivalents at Beginning of Period	12,208	6,655	2,063	—	20,926
Cash and Cash Equivalents at End of Period	$77,568	$7,411	$2,298	$—	$87,277

NOTE 14. Commitments and Contingencies

In September 2006, the United States Environmental Protection Agency (“EPA”) requested certain information from the Company as part of an investigation to determine whether the Company had violated, and is in violation of, the Clean Air Act and its non-road engine regulations. The information requested concerned certain generator and personal transportation merchandise offered for sale by the Company. In the fourth quarter of fiscal year 2008, the EPA informed the Company that it believed that the Company had violated the Clean Air Act by virtue of the fact that certain of this merchandise did not conform to their corresponding EPA Certificates of Conformity and that unless the EPA and the Company were able to reach a settlement, the EPA was prepared to commence a civil action. The Company is currently engaged in settlement discussions with the EPA that would call for the payment of a civil penalty and certain injunctive relief. As a result of these discussions, the Company has accrued an amount equal to its estimate of the civil penalty that the Company is prepared to pay to settle the matter and has temporarily restricted from sale, and taken a partial asset impairment against certain inventory. If the Company is not able to reach a settlement with the EPA on mutually acceptable terms, the Company is prepared to vigorously defend any civil action filed.

The Company is also party to various other actions and claims arising in the normal course of business.

The Company believes that amounts accrued for awards or assessments in connection with all such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While the Company does not believe that the amount of such excess loss could be material to the Company’s financial position, any such loss could have a material adverse effect on the Company’s results of operations in the period(s) during which the underlying matters are resolved.

NOTE 15. Other Comprehensive Income

The following are the components of comprehensive income:

	Thirteen weeks ended
(dollar amounts in thousands)	May 2, 2009	May 3, 2008

Net earnings	$10,909	$4,672
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustment	204	274
Derivative financial instrument adjustments	48	1,423
Comprehensive income	$11,161	$6,369

The components of accumulated other comprehensive loss are:

(dollar amounts in thousands)	May 2, 2009	January 31, 2009

Defined benefit plan adjustment, net of tax	$(7,549)	$(7,753)
Derivative financial instrument adjustment, net of tax	(10,274)	(10,322)
Accumulated other comprehensive loss	$(17,823)	$(18,075)

NOTE 16. Fair Value Measurements

The Company adopted FASB Statement No.157, “Fair Value Measurement” (SFAS No.157), (as impacted by FSP Nos.157-1, 157-2, 157-3, 157-4 and 157-e) effective February 3, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The Company adopted FSP No.157-2, “Effective Date of FASB Statement No.157” (FSP No.157-2), during the thirteen weeks ended May 2, 2009. FSP No.157-2 which deferred the effective date of SFAS No.157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008.

Under SFAS No.157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS No.157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets. Level 3 inputs are unobservable inputs for the asset or liability.

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

Effective February 3, 2008, the application of fair value under SFAS No.157 (as amended by FSP Nos.157-1, 157-2, 157-3, 157-4 and 157-e) related to the Company’s interest rate swap agreements. These items were previously, and will continue to be, recorded at fair value at each balance sheet date. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities.

Cash Equivalents:

Cash equivalents, other than credit card receivables, include highly liquid investments with an original maturity of three months or less at acquisition. The Company carries these investments at cost, which approximates fair value. As a result, the Company has determined that our cash equivalents in their entirety are classified as a Level 1 within the fair value hierarchy.

Derivative liability:

The Company has an interest rate swap which is within the scope of SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities.” The Company values this swap using observable market data to discount projected cash flows and for credit risk adjustments. The inputs used to value our derivative fall within Level 2 of the fair value hierarchy.

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS No.157, on a recurring basis.

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	May 2, 2009	Level 1	Level 2	Level 3
Assets:
Cash and Cash Equivalents	$21,313	$21,313

Liabilities:
Other long-term liabilities
Derivative liability	$15,867		$15,867

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS No.157, on a nonrecurring basis.

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	May 2, 2009	Level 1	Level 2	Level 3
Assets:
Assets held for disposal	$11,004		$11,004

As of the end of the first quarter of fiscal 2009, the Company had one interest rate swap designated as a cash flow hedge on $145,000 of the Company’s $150,524 Senior Secured Term Loan facility which expires on October, 2013. The swap is used to minimize interest rate exposure and overall interest costs by converting the variable interest rate to a fixed rate of 5.036%. Since February 1, 2008, this swap was deemed to be fully effective and pursuant to SFAS No.133, all adjustments in the interest rate swap’s fair value have been recorded to Accumulated Other Comprehensive Loss.

The table below shows the effect of derivative instruments on the Statement of Operations for the thirteen weeks ended May 2, 2009:

(dollar amounts in thousands)	Amount of Gain/(Loss) in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedge
Interest Rate swap	$(37)	Interest expense	$(657)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below should be read in conjunction with (i) the condensed consolidated interim financial statements and the notes to such financial statements included elsewhere in this Form 10-Q and (ii) the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

OVERVIEW

The Pep Boys-Manny, Moe & Jack is a leader in the automotive aftermarket with 563 stores located throughout 35 states and Puerto Rico. All stores feature the nationally-recognized Pep Boys brand name, established through more than 85 years of providing high-quality automotive merchandise and services. The stores are all company-owned, ensuring chain-wide consistency for our customers. We are the only national chain offering automotive service, tires, accessories and parts under one roof, positioning us to achieve our goal of becoming the automotive solutions provider of choice for the value-oriented customer. In most of our stores we also have a commercial sales program that provides commercial credit and prompt delivery of tires, parts and other products to local, regional and national repair garages and dealers.

For the thirteen weeks ended May 2, 2009, our comparable sales (sales generated by locations in operation during the same period) decreased by 0.3% compared to a decrease of 5.6% for the thirteen weeks ended May 3, 2008. This decrease in comparable sales was comprised of a 1.3% decrease in comparable merchandise sales offset by a 3.8% increase in comparable service revenue. The difficult macro environment continues to negatively impact sales in our discretionary product categories as consumers defer spending while sales of non discretionary service and hard parts have improved from recent trends. We believe that the steep decline in new car sales over the last year has and will continue to generate additional service revenues and hard parts sales as consumers will ultimately spend more maintaining and repairing their existing aging vehicles. In part offsetting this trend is miles driven which has declined for the twelfth straight month in February. Miles driven affect wear items such as tires. However, the decline in miles driven has moderated in that the recent monthly declines are at a lower rate than a year ago.

To capitalize on these trends, we continue to focus on refining and expanding our parts assortment to improve our in stock position, improving execution and the customer experience and have developed new marketing promotions utilizing television and radio advertising to communicate our value tire and service offerings. In the first quarter of fiscal 2009, we ran the first two of these promotions, which were successful in increasing customer traffic and sales in our service business.

In April 2009, we opened the first of our service-only “spokes” designed to capture market share and leverage our existing supercenter and support infrastructure. The prototypical service spoke is expected to have between 4 and 8 service bays, preferably 6. The capital investment for a prototypical spoke, including inventory net of payables, is projected to be approximately $450,000 to $550,000 and a typical spoke is expected to generate approximately $1,000,000 to $1,500,000 in sales and $150,000 to $250,000 of EBITDA annually. We currently plan to lease spoke locations as we believe that there are sufficient existing available locations with attractive lease terms to enable our expansion. We are targeting 15 new service spokes in fiscal 2009 and 20 to 40 in fiscal 2010 to prove the concept and economics.

Our net earnings for the first quarter of 2009 were $10,909,000, a $6,237,000 improvement over the net earnings of $4,672,000 reported in the first quarter of 2008. The increase in profitability resulted primarily from increased sales in our service business, higher gross profit margins, expense control initiatives that resulted in lower Selling, General and Administrative expenses, and a reduction in interest expense. These reductions were partially offset by lower gains from the sale of assets and an increase in income tax expense. Our net earnings per share for the first quarter of 2009 were $0.21 per share, a $0.12 cent per share improvement over the $0.09 per share recorded in the first quarter of 2008 (See Results of Operations).

The following discussion explains the significant developments affecting our financial condition and material changes in our results of operations for the thirteen weeks ended May 2, 2009. We recommend that you read the audited consolidated financial statements, footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements arise principally from the purchase of inventory, capital expenditures related to existing and new stores, offices and distribution centers, debt service and contractual obligations. Cash flows realized through the sale of automotive parts, accessories and services is our primary source of liquidity. Net cash provided by operating activities was $17,977,000 in the first quarter of 2009 as compared to a use of $4,331,000 in the first quarter of 2008. The $22,308,000 improvement from the prior year was due to a $4,190,000 increase in our net income (net of non-cash adjustments) and an $18,378,000 favorable change in our operating assets and liabilities. The change in operating assets and liabilities was primarily due to favorable changes in inventory of $8,653,000, accounts receivable, prepaid expenses and other of $7,017,000 and other long-term liabilities of $3,077,000. The decline in inventory resulted from more disciplined inventory management, including reduced seasonal inventory purchases, reduced lead times and safety stocks.  Accounts receivable, prepaid expenses and other declined primarily due to the improved collection of vendor support funds. The favorable change in other long-term liabilities was due to increases in various lease and related liabilities in the current year as opposed to a decline in the prior year.

Cash used by investing activities was $3,950,000 in the first quarter of 2009 as compared to net cash provided by investing activities of $125,148,000 in the first quarter of 2008. During the first quarter of 2008, we completed sale leaseback transactions for net proceeds of $135,519,000, of which $4,676,000 was shown in financing activities due to our continuing involvement in certain of the sold properties. The proceeds from these transactions were used to reduce debt obligations. During the first quarter of 2009, we sold the two properties that were classified as held for sale for net proceeds of $1,758,000 and recognized a $109,000 net gain which was reported in discontinued operations. Capital expenditures in the first quarter of the current year and prior year were $5,718,000 and $6,942,000, respectively. Capital expenditures for the first quarter of 2009 were for the maintenance of our existing stores, offices and distribution centers, and for the new service only spoke location.

Our fiscal year 2009 capital expenditures are expected to be approximately $50,000,000 which includes the addition of approximately 15 service only “spokes” and the general maintenance of our existing stores, offices and distribution centers. These expenditures are expected to be funded by net cash generated from operating activities and our existing line of credit.

In the first quarter of fiscal year 2009 and 2008, we used cash in financing activities of $14,046,000 and $54,466,000, respectively. During the first quarter of 2009, we repurchased $16,970,000 of its outstanding 7.5% Senior Subordinated Notes for $10,722,000. In the first quarter of 2008, we used the proceeds from the sale leaseback transactions discussed above to reduce debt obligations, including the amount then due under our revolving credit agreement of $49,915,000 and to repurchase $20,965,000 principal amount of our 7.5% Senior Secured Notes.

We anticipate that cash provided by operating activities, our existing line of credit and cash on hand will exceed our expected cash requirements in fiscal year 2009. We expect to have excess availability under our existing line of credit during the entirety of fiscal year 2009. We also have substantial owned real estate which we believe we can monetize, if necessary, through additional sale leaseback or other financing transactions. As of May 2, 2009, we had undrawn availability under our revolving credit facility of $171,704,000.

Our working capital was $185,167,000 and $179,233,000 at May 2, 2009 and January 31, 2009, respectively. Our long-term debt, as a percentage of our total capitalization, was 43% and 45% at May 2, 2009 and January 31, 2009, respectively.

As of May 2, 2009, we had an outstanding balance of $28,464,000 (classified as trade payable program liability on the consolidated balance sheet) under our then current vendor financing program. Under this program, the factor makes accelerated and discounted payments to our vendors and we, in turn, make our regularly scheduled full vendor payments to the factor. We are currently winding down this program in favor of a new trade payable program, entered into on April 6, 2009, which will be funded by various bank participants who will have the ability, but not the obligation, to purchase directly from our vendors their account receivables owed by the Company. As of May 2, 2009, there were no amounts outstanding under the new program.

DISCONTINUED OPERATIONS

In the third quarter of fiscal year 2007, we adopted our long-term strategic plan. One of the initial steps in this plan was the identification of 31 low-return stores for closure. We have accounted for these store closures in accordance with the provisions of SFAS No.146 “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No.144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS No.144). In accordance with SFAS No.144, our discontinued operations for all periods presented reflect the operating results for 11 of the 31 closed stores because we do not believe that the customers of these stores are likely to become customers of other Pep Boys stores due to geographical considerations. The operating results for the other 20 closed stores are included in continuing operations because we believe that the customers of these stores are likely to become customers of other Pep Boys stores that are in close proximity.

The following analysis of our results of continuing operations excludes the operating results of the above-referenced 11 stores which have been classified as discontinued operations for all periods presented.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 2, 2009 vs. Thirteen Weeks Ended May 3, 2008

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	May 2, 2009 (Fiscal 2009)		May 3, 2008 (Fiscal 2008)		Favorable (Unfavorable)

Merchandise Sales	80.2%		81.0%		(1.3)%
Service Revenue (1)	19.8		19.0		3.8
Total Revenue	100.0		100.0		(0.3)
Costs of Merchandise Sales (2)	70.6	(3)	70.9	(3)	1.7
Costs of Service Revenue (2)	87.3	(3)	88.9	(3)	(2.0)
Total Costs of Revenue	73.9		74.3		0.9
Gross Profit from Merchandise Sales	29.4	(3)	29.1	(3)	(0.2)
Gross Profit from Service Revenue	12.7	(3)	11.1	(3)	18.0
Total Gross Profit	26.1		25.7		1.3
Selling, General and Administrative Expenses	21.8		23.9		9.2
Net Gain from Dispositions of Assets	—		1.1		(99.9)
Operating Profit	4.3		2.9		48.8
Non-operating Income	0.1		0.1		22.1
Interest Expense	0.4		1.1		64.3
Earnings from Continuing Operations Before Income Taxes	4.0		1.9		113.3
Income Tax Expense	44.7	(4)	43.6	(4)	(118.7)
Net Earnings from Continuing Operations	2.2		1.1		109.1
Discontinued Operations, Net of Tax	—		(0.1)		75.1
Net Earnings	2.2		0.9		133.5

(1)	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.
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

Total revenue and comparable store revenue for the thirteen weeks ended May 2, 2009 decreased 0.3%, compared to the thirteen weeks ended May 3, 2008. This decrease was primarily due to weaker sales in our retail business stemming from lower customer counts and less discretionary spending by our customers. Comparable revenues declined by 0.3%, consisting of a 1.3% decrease in comparable merchandise sales which was mostly offset by an increase of 3.8% in comparable service revenue.

In the first quarter of 2009, customer traffic generated by two promotional events resulted in an increase in service and commercial customer count. However, total customer count declined in the first quarter of 2009 as a result of a decrease in Do-It-Yourself (DIY) retail customer count. We believe the decrease in retail customer count is a result of our competitors continuing to open new stores, the overall industry decline in the DIY business and overall reduced spending due to the current economic environment. In addition, we carry a large assortment of more discretionary retail product which is more susceptible to consumer spending deferrals. We continue to believe that providing a better customer experience, value proposition and innovative marketing could stem the overall decline in customer counts and sales over the long term.

Gross profit as a percentage of merchandise sales increased from 29.1% for the first quarter of 2008 to 29.4% for the first quarter of 2009. Gross profit dollars remained relatively flat year over year. Product gross profit margins declined by 90 basis points as result of increased product promotions and an overall change in product mix, offset by lower occupancy and warehousing costs which improved by 110 basis points.

Gross profit from service revenue increased as a percentage of service revenue to 12.7 % in the first quarter of 2009 from 11.1% in the first quarter of 2008. In dollars, gross profit from service sales in dollars increased 18.0% or $1,904,000. The increase in gross profit was primarily due to the increase in service revenue. The increase in sales volume resulted in higher absorption of fixed expenses such as occupancy costs and to a certain extent, labor costs.

Selling, General and Administrative expenses, as a percentage of total revenues decreased from 23.9% in the first quarter of 2008 to 21.8% in the first quarter of 2009. In dollars, selling, general and administrative expenses decreased $10,962,000 or 9.2%. This decrease in dollars was primarily due to $3,758,000 in reduced payroll and related expenses, $5,466,000 of less media expense and $1,761,000 of lower legal and professional services fees.

Interest expense decreased to $1,936,000 in the first quarter of 2009 from $5,427,000 in the first quarter of 2008. Both years included gain from the retirement of debt of $6,248,000 and $2,883,000, respectively. Excluding these gains, interest expense remained relatively flat.

Our income tax expense for first quarter of 2009 was $8,955,000 or an effective rate of 44.7% as compared to an expense of $4,094,000 or an effective rate of 43.6% for the first quarter of 2008. The annual rate depends on a number of factors, including the amount and source of operating profit and the timing and nature of discrete items.

INDUSTRY COMPARISON

We operate in the U.S. automotive aftermarket, which has two general lines of business: the Service Business defined as Do-It-For-Me (service labor, installed merchandise and tires) market and the Retail Business defined as Do-It-Yourself (retail merchandise) and commercial market. Generally, specialized automotive retailers focus on either the Retail or Service areas of the business. We believe that operation in both the Retail and Service areas of the business positively differentiates us from most of our competitors. Although we manage our store performance at a store level in aggregation, we believe that the following presentation shows an accurate comparison against competitors within the two sales arenas. We compete in the Retail area of the business through our retail sales floor and commercial sales business. Our Service Center business (labor and installed merchandise and tires) competes in the Service area of the industry. The following table presents the revenues and gross profit for each area of the business.

	Thirteen weeks ended
(dollar amounts in thousands)	May 2, 2009	May 3, 2008

Retail Sales (1)	$264,411	$273,325
Service Center Revenue (2)	232,077	224,718
Total Revenues	$496,488	$498,043

Gross Profit from Retail Sales (3)	$73,555	$73,404
Gross Profit from Service Center Revenue (4)	56,046	54,562
Total Gross Profit	$129,601	$127,966

(1)	Excludes revenues from installed products.
(2)	Includes revenues from installed products.
(3)	Gross Profit from Retail Sales includes the cost of products sold, buying, warehousing and store occupancy costs.
(4)

Gross Profit from Service Center Revenue includes the cost of installed products sold, buying, warehousing, service center payroll and related employee benefits and service center occupancy costs. Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses.

NEW ACCOUNTING STANDARDS

Effective February 1, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No.161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No.133” (SFAS No.161). SFAS No.161 requires increased qualitative, quantitative, and credit-risk disclosures. Qualitative disclosures include how and why an entity uses derivatives or hedging activity, how the entity is accounting for these activities and how the instruments affect the entity’s financial position, financial performance and cash flows. Quantitative disclosures include information (in a tabular format) about the fair value of the derivative instruments, including gains and losses, and should contain more detailed information about the location of the derivative instrument in the entity’s financial statements. Credit-risk disclosures include information about the existence and nature of credit risk-related contingent features included in derivative instruments. Credit-risk-related contingent features can be defined as those that require entities, upon the occurrence of a credit event (e.g., credit rating downgrade), to settle derivative instruments or to post collateral. See note 16 for additional information related to our derivatives.

In April 2009, the Financial Accounting Standards Board (FASB) jointly issued FASB Staff Position No.107-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP No.107-1) and Accounting Practices Bulletin Opinion No.28-1 (APB No.28-1). FSP No.107-1 and APB No.28-1 amend SFAS No.107 “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP No.107-1 and APB No.28-1 are effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the impact FSP No.107-1 and APB No.28-1will have on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Additionally, we estimate our interim product gross margins in accordance with Accounting Principles Bulletin No.28, “Interim Financial Reporting.”

On an on-going basis, we evaluate our estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, risk participation agreements and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to “Critical Accounting Policies and Estimates” as reported in our Form
10-K for the fiscal year ended January 31, 2009, which disclosures are hereby incorporated by reference.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of our revolving credit agreement, changes in LIBOR or the Prime Rate could affect the rates at which we could borrow funds thereunder. At May 2, 2009, we had borrowings of $25,838,000 under this facility. Additionally, we have a $150,524,000 Senior Secured Term Loan facility that bears interest at three month LIBOR plus 2.0%.

We have an interest rate swap for a notional amount of $145,000,000, which is designated as a cash flow hedge on our Senior Secured Term Loan. We documented that this swap met the requirements of SFAS No.133 for hedge accounting on April 9, 2007, and have since recorded the effective portion of the change in fair value through Accumulated Other Comprehensive Loss.

The fair value of the interest rate swap was $15,867,000 and $15,808,000 payable at May 2, 2009 and January 31, 2009, respectively. Of the net $59,000 increase in fair value during the thirteen weeks ended May 2, 2009, $37,000 net of tax was included in accumulated other comprehensive loss on the condensed consolidated balance sheet.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were functioning effectively and provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5.  Other Information

None.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In September 2006, the United States Environmental Protection Agency (“EPA”) requested certain information from the Company as part of an investigation to determine whether the Company had violated, and is in violation of, the Clean Air Act and its non-road engine regulations. The information requested concerned certain generator and personal transportation merchandise offered for sale by the Company. In the fourth quarter of fiscal year 2008, the EPA informed the Company that it believed that the Company had violated the Clean Air Act by virtue of the fact that certain of this merchandise did not conform to their corresponding EPA Certificates of Conformity and that unless the EPA and the Company were able to reach a settlement, the EPA was prepared to commence a civil action. The Company is currently engaged in settlement discussions with the EPA that would call for the payment of a civil penalty and certain injunctive relief. As a result of these discussions, the Company has accrued an amount equal to its estimate of the civil penalty that the Company is prepared to pay to settle the matter and has temporarily restricted from sale, and taken a partial asset impairment against certain inventory. If the Company is not able to reach a settlement with the EPA on mutually acceptable terms, the Company is prepared to vigorously defend any civil action filed.

The Company is also party to various other actions and claims arising in the normal course of business.

The Company believes that amounts accrued for awards or assessments in connection with all such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While the Company does not believe that the amount of such excess loss could be material to the Company’s financial position, any such loss could have a material adverse effect on the Company’s results of operations in the period(s) during which the underlying matters are resolved.

Item 1A.  Risk Factors

There have been no changes to the risks described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date:	June 10, 2009	by:	/s/ Raymond L. Arthur

Raymond L. Arthur
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002