Form 10-Q
period 2009-08-01
PEP BOYS MANNY MOE & JACK
filed 2009-09-09
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2009

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

As of August 28, 2009, there were 52,322,470 shares of the registrant’s Common Stock outstanding.

Index

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - August 1, 2009 and January 31, 2009	3

	Condensed Consolidated Statements of Operations and Changes in Retained Earnings - Thirteen and Twenty-six Weeks Ended August 1, 2009 and August 2, 2008	4

	Condensed Consolidated Statements of Cash Flows - Twenty-six Weeks Ended August 1, 2009 and August 2, 2008	5

	Notes to the Condensed Consolidated Financial Statements	6 - 19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

Item 5.	Other Information	26

PART II - OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

INDEX TO EXHIBITS		30

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

UNAUDITED

	August 1, 2009	January 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$21,886	$21,332
Accounts receivable, less allowance for uncollectible accounts of $1,799 and $1,912	21,801	28,831
Merchandise inventories	548,763	564,931
Prepaid expenses	18,567	25,390
Other	53,151	62,421
Assets held for disposal	9,912	12,653
Total Current Assets	674,080	715,558

Property and Equipment - net	719,008	740,331
Deferred income taxes	77,578	77,708
Other	18,092	18,792
Total Assets	$1,488,758	$1,552,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$222,974	$212,340
Trade payable program liability	2,614	31,930
Accrued expenses	236,144	254,754
Deferred income taxes	41,118	35,848
Current maturities of long-term debt and obligations under capital leases	1,079	1,453
Total Current Liabilities	503,929	536,325

Long-term debt and obligations under capital lease, less current maturities	308,335	352,382
Other long-term liabilities	69,872	70,322
Deferred gain from asset sales	164,947	170,204
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, par value $1 per share: Authorized 500,000,000 shares; Issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	293,037	292,728
Retained earnings	373,963	358,670
Accumulated other comprehensive loss	(16,477)	(18,075)
Less cost of shares in treasury - 14,042,311 shares and 14,124,021 shares	218,141	219,460
Less cost of shares in benefits trust - 2,195,270 shares	59,264	59,264
Total Stockholders’ Equity	441,675	423,156
Total Liabilities and Stockholders’ Equity	$1,488,758	$1,552,389

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND CHANGES IN RETAINED EARNINGS

(dollar amounts in thousands, except per share amounts)

UNAUDITED

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Merchandise Sales	$392,071	$408,077	$790,248	$811,411
Service Revenue	96,840	91,966	195,151	186,675
Total Revenues	488,911	500,043	985,399	998,086
Costs of Merchandise Sales	275,790	284,416	556,825	570,339
Costs of Service Revenue	84,931	85,193	170,783	169,347
Total Costs of Revenues	360,721	369,609	727,608	739,686
Gross Profit from Merchandise Sales	116,281	123,661	233,423	241,072
Gross Profit from Service Revenue	11,909	6,773	24,368	17,328
Total Gross Profit	128,190	130,434	257,791	258,400
Selling, General and Administrative Expenses	109,482	122,603	217,535	241,618
Net Gain (Loss) from Dispositions of Assets	(16)	4,077	(13)	9,608
Operating Profit	18,692	11,908	40,243	26,390
Non-operating Income	539	1,162	942	1,492
Interest Expense	6,466	6,452	8,402	11,879
Earnings From Continuing Operations Before Income Taxes	12,765	6,618	32,783	16,003
Income Tax Expense	4,907	866	13,862	4,960
Net Earnings From Continuing Operations	7,858	5,752	18,921	11,043
Discontinued Operations, Net of Tax	(123)	(304)	(277)	(923)
Net Earnings	7,735	5,448	18,644	10,120

Retained Earnings, beginning of period	367,882	406,819	358,670	406,819
Cumulative effect adjustment for adoption of EITF 06-10, net of tax	—	—	—	(1,165)
Cash Dividends	(1,577)	(3,533)	(3,152)	(7,028)
Effect of Stock Options	(8)	(25)	(8)	(37)
Dividend Reinvestment Plan	(69)	(358)	(191)	(358)
Retained Earnings, end of period	$373,963	$408,351	$373,963	$408,351

Basic and Diluted Earnings Per Share:

Net Earnings from Continuing Operations	$0.15	$0.11	$0.36	$0.21
Discontinued Operations, Net of Tax	—	(0.01)	—	(0.02)
Earnings Per Share	$0.15	$0.10	$0.36	$0.19

Cash Dividends Per Share	$0.0300	$0.0675	$0.0600	$0.1350

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

UNAUDITED

Twenty-six Weeks Ended	August 1, 2009	August 2, 2008

Cash Flows from Operating Activities:
Net Earnings	$18,644	$10,120
Adjustments to reconcile net earnings to net cash provided by continuing operations:
Net loss from discontinued operations	277	923
Depreciation and amortization	35,338	36,928
Amortization of deferred gain from asset sales	(6,086)	(4,297)
Stock compensation expense	1,284	1,872
Gain from debt retirement	(6,248)	(3,460)
Deferred income taxes	4,455	(670)
Loss (gain) from dispositions of assets	13	(9,608)
Other	235	478
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable, prepaid expenses and other	24,143	26,024
Decrease in merchandise inventories	16,168	943
Increase (decrease) in accounts payable	10,634	(16,700)
Decrease in accrued expenses	(18,658)	(34,449)
Increase (decrease) in other long-term liabilities	1,972	(475)
Net cash provided by continuing operations	82,171	7,629
Net cash used in discontinued operations	(543)	(415)
Net Cash Provided by Operating Activities	81,628	7,214

Cash Flows from Investing Activities:
Cash paid for master lease properties	—	(117,121)
Cash paid for property and equipment	(17,481)	(13,989)
Proceeds from dispositions of assets	1,098	208,211
Other	(500)	—
Net cash (used in) provided by continuing operations	(16,883)	77,101
Net cash provided by discontinued operations	1,758	—
Net Cash (Used in) Provided by Investing Activities	(15,125)	77,101

Cash Flows from Financing Activities:
Borrowings under line of credit agreements	222,017	98,504
Payments under line of credit agreements	(244,284)	(140,019)
Borrowings on trade payable program liability	35,300	85,408
Payments on trade payable program liability	(64,616)	(71,450)
Payment for finance issuance cost	—	(182)
Proceeds from lease financing	—	8,661
Long-term debt and capital lease obligations payments	(11,451)	(23,339)
Dividends paid	(3,152)	(7,028)
Other	237	419
Net Cash Used in Financing Activities	(65,949)	(49,026)
Net Increase in Cash and Cash Equivalents	554	35,289
Cash and Cash Equivalents at Beginning of Period	21,332	20,926
Cash and Cash Equivalents at End of Period	$21,886	$56,215

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$2,585	$558
Cash paid for interest	$12,366	$13,859
Accrued purchases of property and equipment	$1,170	$1,075

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands)

NOTE 1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of August 1, 2009, the condensed consolidated statements of operations and changes in retained earnings for the thirteen and twenty-six week periods ended August 1, 2009 and August 2, 2008 and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 1, 2009 and August 2, 2008 are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at August 1, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements”. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009. The results of operations for the thirteen and twenty-six week periods ended August 1, 2009 are not necessarily indicative of the operating results for the full fiscal year.

The Company’s fiscal year ends on the Saturday nearest January 31. Accordingly, references to fiscal years 2008 and 2009 refer to the years ended January 31, 2009 and January 30, 2010, respectively.

The Company has evaluated subsequent events and transactions for recognition or disclosure that occurred after the balance sheet date of August 1, 2009, through the filing of these financial statements, which occurred on September 9, 2009.

NOTE 2. New Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) jointly issued FASB Staff Position No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP No. 107-1) and Accounting Practices Bulletin Opinion No. 28-1 (APB No. 28-1). FSP No. 107-1 and APB No. 28-1 amend SFAS No. 107 “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP No. 107-1 and APB No. 28-1 are effective for interim reporting periods ending after June 15, 2009. The adoption of FSP No. 107-1 and APB No. 28-1 did not have a material affect on the Company’s consolidated financial statements.

NOTE 3. Accounting for Stock-Based Compensation

The Company has stock-based compensation plans, under which it grants stock options and restricted stock units to key employees and members of its Board of Directors.

In accordance with FASB Statement No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), the Company generally recognizes compensation expense on a straight-line basis over the vesting period. A summary of total compensation expense and associated income tax benefit recognized related to stock-based compensation follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(dollar amounts in thousands)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Compensation expense	$716	$550	$1,284	$1,872
Income tax benefit	266	204	477	695

Stock Options

The following table summarizes the options under the Company’s plan:

Number of Shares
Outstanding — January 31, 2009	915,711
Granted	948,184
Exercised	(500)
Forfeited	(8,048)
Expired	(92,300)
Outstanding — August 1, 2009	1,763,047

During the twenty-six weeks ending August 1, 2009 and August 2, 2008, the Company granted 948,184 and 344,312 stock options with a weighted average grant date fair value of $2.10 and $3.51, respectively. These options have a seven year term and vest over a three year period with a third vesting on each of the first three anniversaries of the grant date.

Of those options granted during fiscal year 2009, 736,000 options have a market appreciation requirement and will vest on each of the first three anniversaries of the grant date provided that the market price of the Company’s stock has also appreciated by a certain amount. From the date of grant, the market price of the Company’s stock must have appreciated, for at least 15 consecutive trading days, by $2.00 above the grant price or more for 536,000 options and by $6.88 above the grant price or more for 200,000 options, in order to vest. The Company used a Monte Carlo simulation model to estimate the expected term and is recording the compensation expense over the service period for each separately vesting portion of the options granted. At May 2, 2009, the $2.00 market appreciation vesting requirement was satisfied.

Expected volatility is based on historical volatilities for a time period similar to that of the expected term. The Company utilizes an actual experience method to estimate the expected term of the options. The risk-free rate is based on the U.S. treasury yield curve for issues with a remaining term equal to the expected term. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model or, in those situations where the grant includes both a market and a service condition as described more fully above, the Monte Carlo simulation model. The following are the weighted-average assumptions:

	August 1, 2009	August 2, 2008
Dividend yield	2.3%	3.0%
Expected volatility	65.2%	45.4%
Risk-free interest rate range:
High	2.3%	2.8%
Low	1.6%	2.8%
Ranges of expected lives in years	4 - 5	4 - 5

Restricted Stock Units

During the twenty-six weeks ending August 1, 2009 and August 2, 2008, the Company issued 28,546 and 263,871 restricted stock units (RSUs) with a weighted average grant date fair value of $9.15 and $11.37, respectively.

NOTE 4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $488,123 and $493,886 as of August 1, 2009 and January 31, 2009, respectively.

The Company provides for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program.

The Company also provides for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company records a provision when less than full credit is expected from a vendor or when market is lower than recorded costs. These provisions are revised, if necessary, on a quarterly basis for adequacy. The Company’s inventory is recorded net of provisions for these matters, which were $17,568 and

$15,874 at August 1, 2009 and January 31, 2009, respectively.

NOTE 5. Property and Equipment

The Company’s property and equipment as of August 1, 2009 and January 31, 2009, respectively, was as follows:

(dollar amounts in thousands)	August 1, 2009	January 31, 2009

Property and Equipment - at cost:
Land	$205,716	$207,608
Buildings and improvements	824,924	822,950
Furniture, fixtures and equipment	697,043	685,707
Construction in progress	2,623	2,576
Accumulated depreciation and amortization	(1,011,298)	(978,510)
Property and Equipment – net	$719,008	$740,331

NOTE 6. Income Taxes

The company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109) and Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).

Under SFAS No. 109, the temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. To the extent the Company believes it is more likely than not that the asset will not be recoverable, a valuation allowance must be established. Cumulative losses in recent years constitute “negative evidence” that a recovery is not more likely than not, which must be rebutted by “positive evidence” to avoid establishing a valuation allowance. To establish this positive evidence, the Company considers various tax planning strategies for generating income sufficient to utilize the deferred tax assets, including the potential sale of real estate and the conversion of the Company’s accounting policy for its inventory from LIFO to FIFO. After considering all this evidence, the Company did not have any material change to its valuation allowance for the thirteen weeks and twenty-six weeks ended August 1, 2009.

FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. During the thirteen weeks ended August 1, 2009, the Company reduced its gross unrecognized income tax benefits by approximately $877, of which $426 was interest, due to settlement of a previously established liability with the applicable taxing authority.

NOTE 7. Discontinued Operations

For the thirteen weeks ended August 1, 2009 and August 2, 2008, the discontinued stores had pre-tax losses of $189 and $432, respectively, and for the twenty-six weeks ended August 1, 2009 and August 2, 2008, pre-tax losses of $426 and $1,420, respectively.

A store location is classified as “held for disposal” when (i) the Company has committed to a plan to sell the store location, (ii) the store location is vacant and is available for sale, (iii) the Company is actively marketing the store location for sale, (iv) the sale price is reasonable in relation to its current fair value and (v) the Company expects to complete the sale within one year from the date the store location is first classified as held for disposal. No depreciation expense is recognized during the period the asset is held for disposal.

The Company has classified certain closed store properties as assets held for disposal on its balance sheets. The carrying values of these assets follow:

(dollar amounts in thousands)	August 1, 2009	January 31, 2009

Land	$5,480	$7,332
Buildings and improvements	9,025	11,265
Accumulated depreciation and amortization	(4,593)	(5,944)
Assets held for disposal	$9,912	$12,653

During the twenty-six week period ending August 1, 2009, the Company sold three properties that were classified as held for disposal for net proceeds of $2,783 and recognized a net gain of $89. The Company had ten properties held for disposal at August 1, 2009 and thirteen properties held for disposal at January 31, 2009, respectively.

The following details the twenty-six weeks of fiscal year 2009 activity, principally related to lease commitments, in the reserve for closed stores:

(dollar amount in thousands)	Lease Expenses
Balance at January 31, 2009	$2,112
Accretion of present value of liabilities	41
Change in assumptions about future sublease income, lease termination, contractual obligations and severance	191
Cash payments	(527)
Balance at August 1, 2009	$1,817

NOTE 8. Pension and Savings Plan

Pension expense includes the following:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(dollar amounts in thousands)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Service cost	$—	$17	$—	$60
Interest cost	649	859	1,270	1,744
Expected return on plan assets	(365)	(610)	(902)	(1,225)
Amortization of transition obligation	—	41	—	82
Amortization of prior service cost	7	93	7	185
Amortization of net loss	559	205	884	508
Net periodic benefit cost	$850	$605	$1,259	$1,354

On December 31, 2008, the Company terminated the defined benefit portion of the Company’s Executive Supplemental Retirement Plan (SERP) and converted the defined contribution portion of the SERP into the Company’s Account Plan. The Company’s expense for the Account Plan was approximately $263 and $202 for the thirteen weeks ended August 1, 2009 and August 2, 2008, respectively, and approximately $526 and $307 for the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively.

The Company has two qualified savings plans that cover all full-time employees who are at least 21 years of age with one or more years of service. Generally, the Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation. The Company’s savings plans’ expense was approximately $719 and $991 for the thirteen weeks ended August 1, 2009 and August 2, 2008, respectively, and approximately $1,797 and $2,043 for the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively. The Company’s contribution to these plans for fiscal 2009 is contingent upon meeting certain performance metrics.

NOTE 9.  Sale-Leaseback Transactions

During the first quarter of fiscal year 2008, the Company sold 41 owned properties to independent third parties. Net proceeds from these sales were $135,519. Concurrent with the sale, the Company entered into agreements to lease the properties back from the purchaser over a minimum lease term of 15 years. The Company classified 40 of these leases as operating leases in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases”, (SFAS No. 13) as amended by FASB Statement of Financial Accounting Standards (SFAS) No. 98, “Accounting for Leases – an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11” (SFAS No. 98). The Company actively uses these properties and considers the leases as normal leasebacks. A $5,531 gain on the sale of these properties was recognized immediately upon execution of the sale and a $61,292 gain was deferred. The deferred gain is being recognized over the minimum term of these leases. The Company initially had continuing involvement in one property relating to an environmental indemnity and, accordingly, recorded $4,583 of the transaction’s total net proceeds as a borrowing and as a financing activity in the Condensed Consolidated Statement of Cash Flows. During the second quarter of fiscal year 2008, the Company provided the necessary documentation to satisfy its indemnity and remove its continuing involvement with this property. The Company then recorded the sale of this property as a sale-leaseback transaction, removing the asset and related lease financing and recorded a $1,515 deferred gain that is being recognized over the remaining minimum term of this lease.

During the second quarter of fiscal year 2008, the Company sold 22 properties to an independent third party. Net proceeds from this sale were $75,951. Concurrent with the sale, the Company entered into agreements to lease the properties back from the purchaser over a minimum lease term of 15 years. The Company classified 21 of these leases as operating leases in accordance with SFAS No. 13 as amended by SFAS No. 98. The Company actively uses these properties and considers the leases as normal leasebacks. A $2,124 gain on the sale of these properties was recognized immediately upon execution of the sale and a $28,638 gain was deferred. The deferred gain is being recognized over 15 years. The Company had a continuing involvement in one property and, accordingly, recorded $3,896 of the transaction’s total net proceeds as a debt borrowing and as a financing activity in the Condensed Consolidated Statement of Cash Flows. During the third quarter of fiscal year 2008, the Company provided the necessary documentation to satisfy its indemnity and removed its continuing involvement with this property. The Company then recorded the sale of this property as a sale-leaseback transaction, removing the asset and related lease financing and recorded a $2,448 deferred gain that is being recognized over the remaining term of the lease.

Of the 566 store locations operated by the Company at August 1, 2009, 235 are owned and 331 are leased.

NOTE 10. Debt and Financing Arrangements

(dollar amounts in thousands)	August 1, 2009	January 31, 2009
7.50% Senior Subordinated Notes, due December 2014	$157,565	$174,535
Senior Secured Term Loan, due October 2013	150,254	150,794
Lease financing obligations	—	4,515
Capital lease obligations	—	129
Revolving Credit Agreement, expiring January 2014	1,595	23,862
	309,414	353,835
Less current maturities	1,079	1,453
Long-term debt and obligations under capital leases, less current maturities	$308,335	$352,382

On January 16, 2009, the Company entered into a new Revolving Credit Agreement with available borrowings up to $300,000. The Company’s ability to borrow under the Revolving Credit Agreement is based on a specific borrowing base consisting of inventory and accounts receivable. The interest rate on this credit line is LIBOR or Prime plus 2.75% to 3.25% based upon the then current availability under the facility.

During the twenty-six week period ending August 1, 2009 and August 2, 2008, the Company repurchased $16,970 and $25,465, respectively of its outstanding 7.5% Senior Subordinated Notes for $10,722 and $22,005, respectively resulting in a pre-tax gain of $6,248 and $3,460, respectively. The gain is reflected in interest expense on the accompanying Condensed Consolidated Statement of Operations and Changes in Retained Earnings.

As of August 1, 2009, 126 of the 235 stores owned by the Company, with an estimated fair market value of $300,965, are currently used as collateral under our Senior Secured Term Loan due October, 2013.

Several of the Company’s debt agreements require compliance with covenants. The most restrictive of which is contained in the Company’s revolving credit agreement. During any period that the Company’s availability under its revolving credit agreement drops below $50,000 the Company is required to maintain a consolidated fixed charge coverage ratio, of at least 1.1:1.0, calculated as the ratio of (a) EBITDA (net income plus interest charges, provision for taxes, depreciation and amortization expense, non-cash stock compensation expenses and other non-recurring, non-cash items) minus capital expenditures and income taxes paid to (b) the sum of debt service charges and restricted payments made. The failure to satisfy this covenant would constitute an event of default under the

Company’s revolving credit agreement, which would result in a cross-default under the Company’s 7.5% Senior Subordinated Notes and Senior Secured Term Loan.

As of August 1, 2009, the Company had additional availability under the revolving credit agreement of approximately $126,311 and was in compliance with its financial covenants.

The Company determines fair value on its fixed rate debt by using quoted market prices and current interest rates. For debt issues that are not quoted on an exchange, the Company determines fair value by reference to debt issues with similar terms and maturities. The estimated fair value of long-term debt including current maturities was $272,135 and $200,276 as of August 1, 2009 and January 31, 2009, respectively.

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

The reserve for warranty costs activity follows:

	Twenty-six Weeks Ended
(dollar amounts in thousands)	August 1, 2009	August 2, 2008
Beginning Balance	$797	$247

Additions related to current period sales	7,864	7,641

Warranty costs incurred in current period	(7,968)	(7,266)

Ending Balance	$693	$622

NOTE 12. Earnings Per Share

		Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share amounts)		August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

(a)	Net Earnings From Continuing Operations	$7,858	$5,752	$18,921	$11,043

	Discontinued Operations, Net of Tax	(123)	(304)	(277)	(923)

	Net Earnings	$7,735	$5,448	$18,644	$10,120

(b)	Basic average number of common shares outstanding during period	52,384	52,153	52,359	52,109

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	315	83	179	95

(c)	Diluted average number of common shares assumed outstanding during period	52,699	52,236	52,538	52,204

	Basic Earnings per Share:
	Net Earnings From Continuing Operations (a/b)	$0.15	$0.11	$0.36	$0.21
	Discontinued Operations, Net of Tax	—	(0.01)	—	(0.02)
	Basic Earnings per Share	$0.15	$0.10	$0.36	$0.19

	Diluted Earnings per Share:
	Net Earnings From Continuing Operations (a/c)	$0.15	$0.11	$0.36	$0.21
	Discontinued Operations, Net of Tax	—	(0.01)	—	(0.02)
	Diluted Earnings per Share	$0.15	$0.10	$0.36	$0.19

At August 1, 2009 and August 2, 2008, respectively, there were 2,033,000 and 2,459,000 outstanding options and restricted stock units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total number of such shares excluded from the diluted earnings per share calculation are 973,000 and 1,781,000 for the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively.

NOTE 13. Supplemental Guarantor Information

The Company’s 7.50% Senior Subordinated Notes (the “Notes”) are fully and unconditionally and joint and severally guaranteed by certain of the Company’s direct and indirectly wholly-owned subsidiaries - namely, The Pep Boys Manny Moe & Jack of California, Pep Boys — Manny Moe & Jack of Delaware, Inc., Pep Boys — Manny Moe & Jack of Puerto Rico, Inc. and PBY Corporation, (collectively, the “Subsidiary Guarantors”). The Notes are not guaranteed by the Company’s wholly owned subsidiary, Colchester Insurance Company.

The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of August 1, 2009 and January 31, 2009 and the related condensed consolidating statements of operations for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008 and condensed consolidating statements of cash flows for the twenty-six weeks ended August 1, 2009 and August 2, 2008 for (i) the Company (“Pep Boys”) on a parent only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Subsidiary Guarantors on a combined basis including the consolidation by PBY Corporation of its wholly owned subsidiary, The Pep Boys Manny Moe & Jack of California, (iii) the subsidiary of the Company that does not guarantee the Notes, and (iv) the Company on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

As of August 1, 2009	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$13,012	$4,864	$4,010	$—	$21,886
Accounts receivable, net	9,562	12,239	—	—	21,801
Merchandise inventories	192,213	356,550	—	—	548,763
Prepaid expenses	9,863	10,410	6,498	(8,204)	18,567
Other	571	14	57,990	(5,424)	53,151
Assets held for disposal	1,830	8,082	—		9,912
Total Current Assets	227,051	392,159	68,498	(13,628)	674,080
Property and Equipment—Net	236,020	470,627	31,885	(19,524)	719,008
Investment in subsidiaries	1,729,916	—	—	(1,729,916)	—
Intercompany receivable	—	1,032,118	75,909	(1,108,027)	—
Deferred income taxes	25,817	51,761	—	—	77,578
Other	17,245	847	—	—	18,092
Total Assets	$2,236,049	$1,947,512	$176,292	$(2,871,095)	$1,488,758
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$222,965	$9	$—	$—	$222,974
Trade payable program liability	2,614	—	—	—	2,614
Accrued expenses	31,480	60,455	152,413	(8,204)	236,144
Deferred income taxes	17,735	28,807		(5,424)	41,118
Current maturities of long-term debt and obligations under capital leases	1,079	—	—	—	1,079
Total Current Liabilities	275,873	89,271	152,413	(13,628)	503,929
Long-term debt and obligations under capital leases, less current maturities	307,298	1,037	—	—	308,335
Other long-term liabilities	34,367	35,505	—	—	69,872
Deferred gain from asset sales	68,809	115,662	—	(19,524)	164,947
Intercompany liabilities	1,108,027	—	—	(1,108,027)	—
Total Stockholders’ Equity	441,675	1,706,037	23,879	(1,729,916)	441,675
Total Liabilities and Stockholders’ Equity	$2,236,049	$1,947,512	$176,292	$(2,871,095)	$1,488,758

As of January 31, 2009	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$12,753	$6,393	$2,186	$—	$21,332
Accounts receivable, net	16,571	12,260	—	—	28,831
Merchandise inventories	199,304	365,627	—	—	564,931
Prepaid expenses	13,597	15,820	13,919	(17,946)	25,390
Other	1,193	11	66,797	(5,580)	62,421
Assets held for disposal	1,830	10,823	—	—	12,653
Total Current Assets	245,248	410,934	82,902	(23,526)	715,558
Property and Equipment—Net	239,859	487,956	32,226	(19,710)	740,331
Investment in subsidiaries	1,699,568	—	—	(1,699,568)	—
Intercompany receivable	—	989,077	85,145	(1,074,222)	—
Deferred income taxes	24,075	53,633	—	—	77,708
Other	17,614	1,178	—	—	18,792
Total Assets	$2,226,364	$1,942,778	$200,273	$(2,817,026)	$1,552,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$212,331	$9	$—	$—	$212,340
Trade payable program liability	31,930	—	—	—	31,930
Accrued expenses	28,802	67,748	175,985	(17,781)	254,754
Deferred income taxes	16,355	25,238	—	(5,745)	35,848
Current maturities of long-term debt and obligations under capital leases	1,208	245	—	—	1,453
Total Current Liabilities	290,626	93,240	175,985	(23,526)	536,325
Long-term debt and obligations under capital leases, less current maturities	332,682	19,700	—	—	352,382
Other long-term liabilities	34,868	35,454	—	—	70,322
Deferred gain from asset sales	70,810	119,104	—	(19,710)	170,204
Intercompany liabilities	1,074,222	—	—	(1,074,222)	—
Stockholders’ Equity	423,156	1,675,280	24,288	(1,699,568)	423,156
Total Liabilities and Stockholders’ Equity	$2,226,364	$1,942,778	$200,273	$(2,817,026)	$1,552,389

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(dollars in thousands)

(unaudited)

		Subsidiary	Subsidiary Non-	Consolidation /
Thirteen Weeks Ended August 1, 2009	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise Sales	$133,660	$258,411	$—	$—	$392,071
Service Revenue	34,046	62,794	—	—	96,840
Other Revenue	—	—	5,722	(5,722)	—
Total Revenues	167,706	321,205	5,722	(5,722)	488,911
Costs of Merchandise Sales	95,456	180,743	—	(409)	275,790
Costs of Service Revenue	28,951	56,018	—	(38)	84,931
Costs of Other Revenue	—	—	5,337	(5,337)	—
Total Costs of Revenues	124,407	236,761	5,337	(5,784)	360,721
Gross Profit from Merchandise Sales	38,204	77,668	—	409	116,281
Gross Profit from Service Revenue	5,095	6,776	—	38	11,909
Gross Profit from Other Revenue	—	—	385	(385)	—
Total Gross Profit	43,299	84,444	385	62	128,190
Selling, General and Administrative Expenses	39,240	70,720	77	(555)	109,482
Net Gain (Loss) from Dispositions of Assets	13	(29)	—	—	(16)
Operating Profit	4,072	13,695	308	617	18,692
Non-Operating (Expense) Income	(4,039)	21,508	620	(17,550)	539
Interest Expense (Income)	17,016	6,904	(521)	(16,933)	6,466
(Loss) Earnings from Continuing Operations Before Income Taxes	(16,983)	28,299	1,449	—	12,765
Income Tax (Benefit) Expense	(7,940)	12,232	615	—	4,907
Equity in Earnings of Subsidiaries	16,781	—	—	(16,781)	—
Net Earnings from Continuing Operations	7,738	16,067	834	(16,781)	7,858
Discontinued Operations, Net of Tax	(3)	(120)	—	—	(123)
Net Earnings	$7,735	$15,947	$834	$(16,781)	$7,735

		Subsidiary	Subsidiary Non-	Consolidation /
Thirteen Weeks Ended August 2, 2008	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise Sales	$139,512	$268,565	$—	$—	$408,077
Service Revenue	31,870	60,096	—	—	91,966
Other Revenue	—	—	5,703	(5,703)	—
Total Revenues	171,382	328,661	5,703	(5,703)	500,043
Costs of Merchandise Sales	96,714	188,112	—	(410)	284,416
Costs of Service Revenue	28,467	56,763	—	(37)	85,193
Costs of Other Revenue	—	—	3,485	(3,485)	—
Total Costs of Revenues	125,181	244,875	3,485	(3,932)	369,609
Gross Profit from Merchandise Sales	42,798	80,453	—	410	123,661
Gross Profit from Service Revenue	3,403	3,333	—	37	6,773
Gross Profit from Other Revenue	—	—	2,218	(2,218)	—
Total Gross Profit	46,201	83,786	2,218	(1,771)	130,434
Selling, General and Administrative Expenses	46,963	77,958	70	(2,388)	122,603
Net Gain from Dispositions of Assets	2,747	1,330	—	—	4,077
Operating Profit	1,985	7,158	2,148	617	11,908
Non-Operating (Expense) Income	(3,851)	33,015	636	(28,638)	1,162
Interest Expense (Income)	27,277	8,025	(829)	(28,021)	6,452
(Loss) Earnings from Continuing Operations Before Income Taxes	(29,143)	32,148	3,613	—	6,618
Income Tax (Benefit) Expense	(6,017)	5,979	904	—	866
Equity in Earnings of Subsidiaries	28,646	—	—	(28,646)	—
Net Earnings from Continuing Operations	5,520	26,169	2,709	(28,646)	5,752
Discontinued Operations, Net of Tax	(72)	(232)	—	—	(304)
Net Earnings	$5,448	$25,937	$2,709	$(28,646)	$5,448

			Subsidiary
		Subsidiary	Non-	Consolidation
Twenty-six Weeks Ended August 1, 2009	Pep Boys	Guarantors	Guarantors	/ Elimination	Consolidated
Merchandise Sales	$269,988	$520,260	$—	$—	$790,248
Service Revenue	68,859	126,292	—	—	195,151
Other Revenue	—	—	11,445	(11,445)	—
Total Revenues	338,847	646,552	11,445	(11,445)	985,399
Costs of Merchandise Sales	191,474	366,167	—	(816)	556,825
Costs of Service Revenue	57,764	113,095	—	(76)	170,783
Costs of Other Revenue	—	—	12,142	(12,142)	—
Total Costs of Revenues	249,238	479,262	12,142	(13,034)	727,608
Gross Profit from Merchandise Sales	78,514	154,093	—	816	233,423
Gross Profit from Service Revenue	11,095	13,197	—	76	24,368
Gross Profit from Other Revenue	—	—	(697)	697	—
Total Gross Profit	89,609	167,290	(697)	1,589	257,791
Selling, General and Administrative Expenses	77,222	139,802	155	356	217,535
Net Gain (Loss) from Dispositions of Assets	14	(27)	—	—	(13)
Operating Profit	12,401	27,461	(852)	1,233	40,243
Non-Operating (Expense) Income	(8,050)	42,779	1,239	(35,026)	942
Interest Expense (Income)	28,400	14,838	(1,043)	(33,793)	8,402
(Loss) Earnings from Continuing Operations Before Income Taxes	(24,049)	55,402	1,430	—	32,783
Income Tax (Benefit) Expense	(11,105)	24,361	606	—	13,862
Equity in Earnings of Subsidiaries	31,581	—	—	(31,581)	—
Net Earnings from Continuing Operations	18,637	31,041	824	(31,581)	18,921
Discontinued Operations, Net of Tax	7	(284)	—	—	(277)
Net Earnings	$18,644	$30,757	$824	$(31,581)	$18,644

			Subsidiary
		Subsidiary	Non-	Consolidation
Twenty-six Weeks Ended August 2, 2008	Pep Boys	Guarantors	Guarantors	/ Elimination	Consolidated
Merchandise Sales	$278,125	$533,286	$—	$—	$811,411
Service Revenue	65,243	121,432	—	—	186,675
Other Revenue	—	—	11,370	(11,370)	—
Total Revenues	343,368	654,718	11,370	(11,370)	998,086
Costs of Merchandise Sales	195,048	376,109	—	(818)	570,339
Costs of Service Revenue	57,081	112,341	—	(75)	169,347
Costs of Other Revenue	—	—	9,291	(9,291)	—
Total Costs of Revenues	252,129	488,450	9,291	(10,184)	739,686
Gross Profit from Merchandise Sales	83,077	157,177	—	818	241,072
Gross Profit from Service Revenue	8,162	9,091	—	75	17,328
Gross Profit from Other Revenue	—	—	2,079	(2,079)	—
Total Gross Profit	91,239	166,268	2,079	(1,186)	258,400
Selling, General and Administrative Expenses	89,416	154,462	160	(2,420)	241,618
Net Gain from Dispositions of Assets	3,303	6,305	—	—	9,608
Operating Profit	5,126	18,111	1,919	1,234	26,390
Non-Operating (Expense) Income	(7,955)	61,490	1,284	(53,327)	1,492
Interest Expense (Income)	51,113	14,735	(1,876)	(52,093)	11,879
(Loss) Earnings from Continuing Operations Before Income Taxes	(53,942)	64,866	5,079	—	16,003
Income Tax (Benefit) Expense	(16,490)	19,896	1,554	—	4,960
Equity in Earnings of Subsidiaries	47,777	—	—	(47,777)	—
Net Earnings from Continuing Operations	10,325	44,970	3,525	(47,777)	11,043
Discontinued Operations, Net of Tax	(205)	(718)	—	—	(923)
Net Earnings	$10,120	$44,252	$3,525	$(47,777)	$10,120

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

Twenty-six Weeks Ended August 1, 2009	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Cash Flows from Operating Activities:
Net Earnings	$18,644	$30,757	$824	$(31,581)	$18,644
Adjustments to Reconcile Net Earnings to Net Cash (Used in) Provided By Continuing Operations	(25,378)	23,636	662	30,348	29,268
Changes in operating assets and liabilities	34,293	7,631	(7,665)	—	34,259
Net cash provided by (used in) continuing operations	27,559	62,024	(6,179)	(1,233)	82,171
Net cash provided by (used in) discontinued operations	7	(550)	—	—	(543)
Net Cash Provided by (Used in) Operating Activities	27,566	61,474	(6,179)	(1,233)	81,628

Net cash used in continuing operations	(9,616)	(7,267)	—	—	(16,883)
Net cash provided by discontinued operations	—	1,758	—	—	1,758
Net Cash Used in Investing Activities	(9,616)	(5,509)	—	—	(15,125)

Net Cash (Used In) Provided by Financing Activities	(17,691)	(57,494)	8,003	1,233	(65,949)

Net Increase (Decrease) in Cash and Cash Equivalents	259	(1,529)	1,824	—	554
Cash and Cash Equivalents at Beginning of Period	12,753	6,393	2,186	—	21,332
Cash and Cash Equivalents at End of Period	$13,012	$4,864	$4,010	$—	$21,886

Twenty-six Weeks Ended August 2, 2008	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Cash Flows from Operating Activities:
Net Earnings	$10,120	$44,252	$3,525	$(47,777)	$10,120
Adjustments to Reconcile Net Earnings to Net Cash (Used in) Provided By Continuing Operations	(36,176)	10,648	534	47,160	22,166
Changes in operating assets and liabilities	(24,557)	1,242	(1,342)	—	(24,657)
Net cash (used in) provided by continuing operations	(50,613)	56,142	2,717	(617)	7,629
Net cash used in discontinued operations	(133)	(282)	—	—	(415)
Net Cash (Used in) Provided by Operating Activities	(50,746)	55,860	2,717	(617)	7,214

Net Cash Provided by Investing Activities	27,584	49,517	—	—	77,101

Net Cash Provided by (Used in) Financing Activities	53,713	(105,714)	2,358	617	(49,026)

Net Increase (Decrease) in Cash and Cash Equivalents	30,551	(337)	5,075	—	35,289
Cash and Cash Equivalents at Beginning of Period	12,208	6,655	2,063	—	20,926
Cash and Cash Equivalents at End of Period	$42,759	$6,318	$7,138	$—	$56,215

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

NOTE 15. Other Comprehensive Income

The following are the components of other comprehensive income:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(dollar amounts in thousands)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net earnings	$7,735	$5,448	$18,644	$10,120
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustment	356	213	560	487
Derivative financial instrument adjustment	990	1,637	1,038	3,060
Other Comprehensive Income	$9,081	$7,298	$20,242	$13,667

The components of accumulated other comprehensive loss are:

(dollar amounts in thousands)	August 1, 2009	January 31, 2009
Defined benefit plan adjustment, net of tax	$(7,193)	$(7,753)
Derivative financial instrument adjustment, net of tax	(9,284)	(10,322)
Accumulated other comprehensive loss	$(16,477)	$(18,075)

NOTE 16. Fair Value Measurements

Effective February 3, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurement” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. This standard defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a framework for measuring fair value by creating a hierarchy of valuation inputs used to measure fair value, and although it does not require additional fair value measurements, it does apply to other accounting pronouncements that require or permit fair value measurements.

The hierarchy prioritizes the inputs into three broad levels:

Level 1 inputs—unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information.

Level 2 inputs—inputs other than quoted market prices included in Level 1 that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates.

Level 3 inputs—unobservable inputs for the asset or liability.

The following table provides the fair value measurement amounts for assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheet at fair value as of August 1, 2009:

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	August 1, 2009	Level 1	Level 2	Level 3
Assets:
Cash and Cash Equivalents	$21,886	$21,886
Assets held for disposal	9,912		$9,912
Investments (a)	500	500

Liabilities:
Derivative liability (b)	14,336		14,336

(a)          included in other long-term assets

(b)         included in other long-term liabilities

The Company has one interest rate swap designated as a cash flow hedge on $145,000 of the Company’s $150,254 Senior Secured Term Loan facility that expires in October, 2013. The swap is used to minimize interest rate exposure and overall interest costs by converting the variable interest rate to a fixed rate of 5.036%. Since February 1, 2008, this swap was deemed to be fully effective and pursuant to SFAS No. 133, all adjustments in the interest rate swap’s fair value have been recorded to Accumulated Other Comprehensive Loss.

The table below shows the effect of the Company’s interest rate swap on the Condensed Consolidated Statement of Operations for the periods indicated:

(dollar amounts in thousands)	Amount of Gain in Other Comprehensive Income (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion) (a)
Thirteen weeks ended August 1, 2009	$962	Interest expense	$(1,385)
Twenty-six weeks ended August 1, 2009	$925	Interest expense	$(2,431)

(a) represents the effective portion of the loss reclassified from accumulated other comprehensive loss

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below should be read in conjunction with (i) the condensed consolidated interim financial statements and the notes to such financial statements included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

OVERVIEW

The Pep Boys-Manny, Moe & Jack is the only national chain offering automotive service, tires, parts and accessories, positioning us to achieve our vision of becoming the automotive solutions provider of choice for the value-oriented customer. Our primary operating unit is our SUPERCENTER format, which serves both “do-it-for-me” DIFM (service labor, installed merchandise and tires) and “do-it-yourself” DIY (retail) customers with the highest quality service offerings and merchandise. In most of our SUPERCENTERS, we also have a commercial sales program that provides commercial credit and prompt delivery of tires, parts and other products to local, regional and national repair shops and dealers. As part of our long-term strategy to lead with automotive service, in 2009 we began complementing our existing SUPERCENTER store base with service and tire centers. These service and tire centers are designed to capture market share and leverage our existing SUPERCENTERS and support infrastructure. In the second quarter of 2009, we opened three new service and tire centers. As of August 1, 2009, we operated 552 SUPERCENTERS and five service and tire centers, as well as nine legacy PEP BOYS EXPRESS (retail only) stores throughout 35 states and Puerto Rico. Subsequent to the end of our second quarter, we opened two additional service and tire centers, bringing the total number of centers opened during fiscal year 2009 to six.

The prototypical service and tire center is expected to have between four and eight service bays, preferably six. The capital investment for a prototype, including inventory net of payables, is projected to be approximately $450,000 to $550,000 and a prototype is expected to generate approximately $1,000,000 to $1,500,000 in sales and $150,000 to $250,000 of EBITDA annually. We currently plan to lease service and tire center locations, as we believe that there are sufficient existing available locations with attractive lease terms to enable our expansion. We are targeting a total of 15 new service and tire centers in fiscal year 2009 and 20 to 40 in fiscal 2010 to prove the concept and economics.

For the thirteen weeks ended August 1, 2009, our comparable sales (sales generated by locations in operation during the same period) decreased by 2.3% compared to a decrease of 7.5% for the thirteen weeks ended August 2, 2008. This decrease in comparable sales in the second quarter of fiscal 2009 was comprised of a 4.0% decrease in comparable merchandise sales partially offset by a 5.2% increase in comparable service revenue. The difficult macro environment, including higher unemployment, negatively impacts sales in our discretionary product categories as consumers defer spending, while sales of non discretionary service and hard parts have benefited from recent trends. We believe that the steep decline in new car sales during 2008 and the first half of 2009 will continue to generate additional service revenues and hard parts sales as consumers spend more maintaining and repairing their aging vehicles. In part, offsetting the decline in new car sales is miles driven (miles driven affect wear items such as tires) which declined for the thirteenth straight month in March. In April and June, miles driven increased over the prior year reflecting in part lower gasoline prices. We believe gasoline prices impact our customers behavior when it comes to maintaining and driving their cars. Changes in gasoline prices significantly impact the amount of discretionary income available to consumers each month. The average price of gasoline declined to $2.50 per gallon in the thirteen weeks ended August 1, 2009 as compared to $4.01 per gallon in the thirteen weeks ended August 2, 2008. We also believe that accesory sales are, in part, prompted by consumers’ purchases of vehicles, whether pre-owned or new.

To capitalize on these trends, we continue to focus on refining and expanding our parts assortment to improve our in stock position, improving execution and the customer experience and utilizing television and radio advertising to communicate our value offerings. In the thirteen and twenty-six weeks ended August 1, 2009, we were able to successfully increase customer traffic and sales in our service and commercial businesses.

Our net earnings for the thirteen weeks ended August 1, 2009 were $7,735,000, a $2,287,000 improvement over the net earnings of $5,448,000 reported for the thirteen weeks ended August 2, 2008. This increase in profitability resulted primarily from increased sales and gross profit margins in our service business and lower Selling, General and Administrative expenses due to continued disciplined spending control, partially offset by lower gains from sales of assets and an increase in income tax expense.

Our net earnings per share for the thirteen and twenty-six weeks ended August 1, 2009 were $0.15 and $0.36 per share, respectively, as compared to $0.10 and $0.19 per share for the corresponding periods ended August 2, 2008, respectively. (See Results of Operations).

The following discussion explains the significant developments affecting our financial condition and material changes in our results of operations for the thirteen weeks and twenty-six weeks ended August 1, 2009. We recommend that you also read the audited consolidated financial statements, footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements arise principally from the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, debt service and contractual obligations. Cash flows realized through the sales of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by operating activities was $81,628,000 in the twenty-six weeks ended August 1, 2009 compared to $7,214,000 in the twenty-six weeks ended August 2, 2008. The $74,414,000 improvement from the prior year was due to a $15,626,000 increase in our net earnings (net of non-cash adjustments) and a $58,916,000 favorable change in operating assets and liabilities. The change in operating assets and liabilities was primarily due to favorable changes in inventory of $15,225,000, accounts payable of $27,334,000 and in all other assets and liabilities of $16,357,000. The decline in inventory resulted from more disciplined inventory management, including reduced seasonal inventory purchases, inventory lead times and safety stocks. The improvement in accounts payable resulted primarily from our transition to a new trade payable financing partner. On April 6, 2009, a previously existing program was replaced by this new program which is funded by various bank participants who have the ability, but not the obligation, to purchase directly from our vendors their account receivables owed by us. This transition has temporarily resulted in a net reduction in our trade payable financing program of $29,316,000, as vendors typically participating on the financing program were shifted to our normal trade payables until such time as they transition back to the financing program (expected to be sometime in the third quarter). As of August 1, 2009, we had an outstanding balance of $2,614,000 (classified as trade payable program liability on the consolidated balance sheet) under our current vendor financing program. The favorable change in all other assets and liabilities was due to reduced accounts receivable as a result of improved collection of vendor allowances and as a result of lower declines in accrued expenses due in part to a payment in the prior year first quarter of $4,539,000 in connection with reducing the notional value on an interest rate swap by $55,000,000.

Cash used in investing activities was $15,125,000 for the twenty-six week period ended August 1, 2009 as compared to net cash provided by investing activities of $77,101,000 in the twenty-six weeks ended August 2, 2008. During 2008, we generated $208,211,000 from the disposition of assets primarily due to sale-leaseback transactions, the proceeds of which were used to repurchase 29 properties for $117,121,000 that were previously leased under a master operating lease. During the twenty-six week period ending August 1, 2009, we sold three properties that were classified as held for sale for net proceeds of $2,783,000 and recognized a net gain of $89,000. Capital expenditures in the first twenty-six weeks of 2009 and 2008 were $17,481,000 and $13,989,000, respectively. Capital expenditures for the current year were for maintenance of our existing stores and distribution centers, and for the opening of the new service and tire centers.

Our fiscal year 2009 capital expenditures are expected to be approximately $50,000,000 which includes the addition of approximately 15 service and tire centers and required expenditures for our existing stores, offices and distribution centers. These expenditures are expected to be funded by net cash generated from operating activities and our existing line of credit.

In the twenty-six weeks ended August 1, 2009 and August 2, 2008, we used cash in financing activities of $65,949,000 and $49,026,000, respectively. In the current year, we repurchased $16,970,000 of our outstanding 7.5% Senior Subordinated Notes for $10,722,000, repaid $22,267,000 of borrowings under our credit facility and repaid $29,316,000 on borrowings under our trade payable financing program as discussed above. In the prior year, we used the proceeds from the sale-leaseback transactions discussed above to reduce debt obligations under our then existing credit facility, and to repurchase $25,465,000 principal amount of our 7.5% Senior Secured Notes for $22,005,000.

We anticipate that cash provided by operating activities, our existing line of credit and cash on hand will exceed our expected cash requirements in fiscal year 2009. We expect to have excess availability under our existing line of credit during the entirety of fiscal year 2009. We also have substantial owned real estate which we believe we can monetize, if necessary, through additional sale leaseback or other financing transactions. As of August 1, 2009, we had undrawn availability under our revolving credit facility of $126,311,000.

Our working capital was $170,151,000 and $179,233,000 at August 1, 2009 and January 31, 2009, respectively. Our long-term debt, as a percentage of our total capitalization, was 41% and 45% at August 1, 2009 and January 31, 2009, respectively.

RESULTS OF OPERATIONS

Thirteen Weeks Ended August 1, 2009 vs. Thirteen Weeks Ended August 2, 2008

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen Weeks Ended	August 1, 2009 (Fiscal 2009)		August 2, 2008 (Fiscal 2008)		Favorable (Unfavorable)

Merchandise Sales	80.2%		81.6%		(3.9)%
Service Revenue (1)	19.8		18.4		5.3
Total Revenue	100.0		100.0		(2.2)
Costs of Merchandise Sales (2)	70.3	(3)	69.7	(3)	3.0
Costs of Service Revenue (2)	87.7	(3)	92.6	(3)	0.3
Total Costs of Revenue	73.8		73.9		2.4
Gross Profit from Merchandise Sales	29.7	(3)	30.3	(3)	(6.0)
Gross Profit from Service Revenue	12.3	(3)	7.4	(3)	75.8
Total Gross Profit	26.2		26.1		(1.7)
Selling, General and Administrative Expenses	22.4		24.5		10.7
Net (Loss) Gain from Dispositions of Assets	—		0.8		(100.4)
Operating Profit	3.8		2.4		57.0
Non-operating Income	0.1		0.2		(53.6)
Interest Expense	1.3		1.3		(0.2)
Earnings from Continuing Operations Before Income Taxes	2.6		1.3		92.9
Income Tax Expense	38.4	(4)	13.1	(4)	(466.6)
Net Earnings from Continuing Operations	1.6		1.2		36.6
Discontinued Operations, Net of Tax	—		(0.1)		59.5
Net Earnings	1.6		1.1		42.0

(1)	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.
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

Total revenue for the thirteen weeks ended August 1, 2009 decreased 2.2% while comparable store revenue decreased 2.3% as compared to the thirteen weeks ended August 2, 2008. The 2.3% decrease in comparable store revenues consisted of a 4.0% decrease in comparable merchandise sales that was partially offset by an increase of 5.2% in comparable service revenue. The decrease in merchandise sales was primarily due to weaker sales in our retail business stemming from lower customer counts and less discretionary spending by our customers.

In the second quarter of 2009, customer traffic generated by two promotional events resulted in an increase in service and commercial customer count. However, total customer count declined in the second quarter of 2009 as a result of a decrease in DIY retail customer count. We believe the decrease in retail customer count is a result of our competitors continuing to open new stores, the long term industry decline in the DIY business and overall reduced spending due to the current economic environment. In addition, we carry a large assortment of more discretionary retail product that is more susceptible to consumer spending deferrals. We continue to believe that providing a differentiated merchandise assortment, better customer experience, value proposition and innovative marketing will stem the overall decline in customer counts and sales over the long term.

Gross profit as a percentage of merchandise sales decreased from 30.3% for the second quarter of 2008 to 29.7% for the second quarter of 2009. Gross profit decreased by $7,380,000 primarily due to the reduced sales as discussed above. Product gross profit margins declined 90 basis points as a result of increased product promotions and an overall change in product mix, offset by lower occupancy, warehousing and other costs which improved by 30 basis points.

Gross profit from service revenue increased as a percentage of service revenue to 12.3 % for the second quarter of 2009 from 7.4% for the second quarter of 2008. Gross profit from service sales grew by $5,136,000 or 75.8%. The increase in gross profit was primarily due to the increase in service revenue which resulted in higher absorption of fixed expenses such as occupancy costs and to a certain extent, labor costs.

Selling, General and Administrative expenses, as a percentage of total revenues decreased from 24.5% for the second quarter of 2008 to 22.4% for the second quarter of 2009. Selling, General and Administrative expenses decreased $13,121,000 or 10.7%.  The decrease was primarily due to $1,255,000 in reduced payroll and related expenses, $5,584,000 of less media expense, $2,963,000 of lower legal, expenses and professional services fees and $1,149,000 of lower travel expenses.

Net gains from the disposition of assets for the thirteen weeks ended August 2, 2008, reflects $4,077,000 in gains from the sale and leaseback of 22 stores.

Interest expense remained relatively flat at $6,466,000 compared to $6,452,000 for the prior year. The prior year included a $577,000 gain from the retirement of debt. Excluding this gain, interest expense declined by $563,000 from 2008 to 2009 primarily due to reduced debt levels.

Our income tax expense for the second quarter of 2009 was $4,907,000 or an effective rate of 38.4% as compared to an expense of $866,000 or an effective rate of 13.1% for the second quarter of 2008. The second quarter of 2009 included a $480,000 income tax benefit resulting from the settlement of uncertain tax benefits (See Note 6 to the Condensed Consolidated Financial Statements). The second quarter of 2008 included a one-time tax benefit of $2,200,000 resulting from the recording of a deferred tax asset due to a state tax law change.

Twenty-six Weeks Ended August 1, 2009 vs. Twenty-six Weeks Ended August 2, 2008

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Twenty-six Weeks Ended	August 1, 2009 (Fiscal 2009)		August 2, 2008 (Fiscal 2008)		Favorable (Unfavorable)
Merchandise Sales	80.2%		81.3%		(2.6)%
Service Revenue (1)	19.8		18.7		4.5
Total Revenue	100.0		100.0		(1.3)
Costs of Merchandise Sales (2)	70.5	(3)	70.3	(3)	2.4
Costs of Service Revenue (2)	87.5	(3)	90.7	(3)	(0.8)
Total Costs of Revenue	73.8		74.1		1.6
Gross Profit from Merchandise Sales	29.5	(3)	29.7	(3)	(3.2)
Gross Profit from Service Revenue	12.5	(3)	9.3	(3)	40.6
Total Gross Profit	26.2		25.9		(0.2)
Selling, General and Administrative Expenses	22.1		24.2		10.0
Net Gain from Dispositions of Assets	—		1.0		(100.1)
Operating Profit	4.1		2.6		52.5
Non-operating Income	0.1		0.1		(36.9)
Interest Expense	0.9		1.2		29.3
Earnings from Continuing Operations Before Income Taxes	3.3		1.6		104.9
Income Tax Expense	42.3	(4)	31.0	(4)	(179.5)
Net Earnings from Continuing Operations	1.9		1.1		71.3
Discontinued Operations, Net of Tax	—		(0.1)		70.0
Net Earnings	1.9		1.0		84.2

(1)	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.
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

Total revenue and comparable store revenue for the twenty-six weeks ended August 1, 2009 decreased 1.3%, as compared to the twenty-six weeks ended August 2, 2008. Comparable merchandise sales decreased 2.6% and was partially offset by an increase in comparable service revenue of 4.5%. The decrease in merchandise sales was primarily due to weaker sales in our retail business stemming from lower customer counts and less discretionary spending by our customers.

Gross profit as a percent of merchandise sales decreased to 29.5% for the twenty-six weeks ended August 1, 2009 from 29.7% for the twenty-six weeks ended August 2, 2008. Gross profit from merchandise sales decreased $7,649,000 or 3.2% due to the reduced merchandise sales discussed above. Product gross profit margins declined by 90 basis points as result of increased product promotions and an overall change in product mix, offset by lower occupancy and warehousing costs, which improved by 70 basis points.

Gross profit from service revenue increased as a percentage of service revenues to 12.5% for the twenty-six weeks ended August 1, 2009 from 9.3% for the twenty-six weeks ended August 2, 2008. Gross profit from service sales increased by 40.6% or $7,040,000. This increase in gross profit was primarily due to the increase in service revenue. The increase in sales volume resulted in higher absorption of fixed expenses such as occupancy costs and to a certain extent, labor costs.

Selling, General and Administrative expenses, as a percentage of total revenues decreased from 24.2% for the twenty-six weeks ended August 2, 2008 to 22.1% for the twenty-six weeks ended August 1, 2009. Selling, General and Administrative expenses decreased $24,083,000 or 10.0%. The decrease was primarily due to $5,015,000 in reduced payroll and related expenses, $11,050,000 of less media expense, $4,867,000 of lower legal expenses and professional services fees and $1,644,000 of lower travel expenses.

Net gain from the disposition of assets for the twenty-six weeks ended August 2, 2008 reflects gains of $9,608,000 from the sale and lease back of 63 stores.

Interest expense declined by $3,477,000 to $8,402,000 for the twenty-six weeks ended August 1, 2009 from $11,879,000 for the twenty-six weeks ended August 2, 2008. Both periods included gains from the retirement of debt of $6,248,000 and $3,460,000, respectively. Excluding these gains, interest expense declined by $689,000 from 2008 to 2009 primarily due to reduced debt levels.

Income tax expense was $13,862,000 or an effective rate of 42.3% for the twenty-six weeks ended August 1, 2009 as compared to $4,960,000 or an effective rate of 31% for the twenty-six weeks ended August 2, 2008. The prior year included a one-time tax benefit of $2,200,000 resulting from the recording of a deferred tax asset due to a state tax law change.

INDUSTRY COMPARISON

We operate in the U.S. automotive aftermarket, which has two general lines of business: the Service Business defined as Do-It-For-Me (service labor, installed merchandise and tires) and the Retail Business defined as Do-It-Yourself (retail merchandise) and commercial. Generally, specialized automotive retailers focus on either the Retail or Service area of the business. We believe that operation in both the Retail and Service areas of the business positively differentiates us from most of our competitors. Although we manage our store performance at a store level in aggregation, we believe that the following presentation shows an accurate comparison against competitors within the two sales arenas. We compete in the Retail area of the business through our retail sales floor and commercial sales business. Our Service Center business competes in the Service area of the industry. The following table presents the revenues and gross profit for each area of the business.

The following table presents the revenues and gross profit for each area of the business:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(Dollar amounts in thousands)	2009	2008	2009	2008

Retail Sales (1)	$259,435	$275,890	$523,846	$549,215
Service Center Revenue (2)	229,476	224,153	461,553	448,871
Total Revenues	$488,911	$500,043	$985,399	$998,086

Gross Profit from Retail Sales (3)	$70,746	$78,375	$144,301	$151,779
Gross Profit from Service Center Revenue (3)	57,444	52,059	113,490	106,621
Total Gross Profit	$128,190	$130,434	$257,791	$258,400

(1)	Excludes revenues from installed products.

(2)	Includes revenues from installed products.
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

NEW ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (FASB) jointly issued FASB Staff Position No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP No. 107-1) and Accounting Practices Bulletin Opinion No. 28-1 (APB No. 28-1). FSP No. 107-1 and APB No. 28-1 amend SFAS No. 107 “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP No. 107-1 and APB No. 28-1 are effective for interim reporting periods ending after June 15, 2009. The adoption of FSP No. 107-1 and APB No. 28-1 did not have a material affect on the Company’s consolidated financial statements.

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

On an on-going basis, we evaluate our estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, risk participation agreements and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to “Critical Accounting Policies and Estimates” as reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, which disclosures are hereby incorporated by reference.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of our revolving credit agreement, changes in LIBOR or the Prime Rate could affect the rates at which we could borrow funds thereunder. At August 1, 2009, we had borrowings of $1,595,000 under this facility. Additionally, we have a $150,254,000 Senior Secured Term Loan facility that bears interest at three month LIBOR plus 2.0%.

We have an interest rate swap for a notional amount of $145,000,000, which is designated as a cash flow hedge on our Senior Secured

Term Loan. We record the effective portion of the change in fair value through Accumulated Other Comprehensive Loss.

The fair value of the interest rate swap was $14,336,000 and $15,808,000 payable at August 1, 2009 and January 31, 2009, respectively. Of the net $1,472,000 decrease in fair value during the twenty-six weeks ended August 1, 2009, $925,000, net of tax, was recorded to accumulated other comprehensive loss on the condensed consolidated balance sheet.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders was held on June 24, 2009. The shareholders elected the directors shown below who were all the nominees for election.

Directors Elected at Annual Meeting of Shareholders

Name	Votes For	Votes Withheld	Votes Abstaining
Jane Scaccetti	46,747,749	4,163,288	289,501
John T. Sweetwood	46,620,007	4,348,080	232,451
M. Shân Atkins	46,352,599	4,548,796	299,143
Robert H. Hotz	46,530,397	4,372,801	297,340
James A. Mitarotonda	46,034,407	4,942,909	223,222
Nick White	46,442,818	4,469,252	288,468
James A. Williams	46,289,844	4,555,366	355,328
Irvin D. Reid	32,727,151	18,178,163	295,224
Michael R. Odell	50,191,254	789,736	219,548
Max L. Lukens	49,978,175	929,199	293,164

The shareholders also voted on the proposal to ratify the appointment of the Company’s registered public accounting firm, Deloitte & Touche LLP, with 50,659,565 affirmative votes; 513,757 negative votes and 27,216 abstentions.

The shareholders also voted on the proposal to amend and restate the Company’s Stock Incentive Plan with 36,927,179 affirmative votes; 1,531,785 negative votes; 1,154,632 abstentions and 11,586,942 broker non-votes.

The shareholders also voted on the proposal amend and restate the Company’s Annual Incentive Plan with 38,706,346 affirmative votes; 871,640 negative votes; 35,611 abstentions and 11,586,941 broker non-votes.

The shareholders also voted on the shareholder proposal to reincorporate the Company to North Dakota with 892,043 affirmative votes; 38,376,756 negative votes; 344,798 abstentions and 11,586,941 broker non-votes.

Item 5.  Other Information

None.

Item 6.  Exhibits

(10.1)	The Pep Boys — Manny, Moe & Jack 2009 Pension Plan Amendment

(10.2)	The Pep Boys — Manny, Moe & Jack 2009 Savings Plan Amendment

(10.3)	The Pep Boys — Manny, Moe & Jack 2009 Incentive Plan (Incorporated by reference from the Company’s Form 8-K dated June 24, 2009)

(10.4)	The Pep Boys — Manny, Moe & Jack 2009 Annual Incentive Plan (Incorporated by reference from the Company’s Form 8-K dated June 24, 2009)

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date:	September 9, 2009	by:	/s/ Raymond L. Arthur

Raymond L. Arthur
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(10.1)	The Pep Boys — Manny, Moe & Jack 2009 Pension Plan Amendment

(10.2)	The Pep Boys — Manny, Moe & Jack 2009 Savings Plan Amendment

(10.3)	The Pep Boys — Manny, Moe & Jack 2009 Incentive Plan (Incorporated by reference from the Company’s Form 8-K dated June 24, 2009)

(10.4)	The Pep Boys — Manny, Moe & Jack 2009 Annual Incentive Plan (Incorporated by reference from the Company’s Form 8-K dated June 24, 2009)

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002