Form 10-Q
period 2009-10-31
PEP BOYS MANNY MOE & JACK
filed 2009-12-09
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2009

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

As of November 27, 2009, there were 52,349,520 shares of the registrant’s Common Stock outstanding.

Index

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets - October 31, 2009 and January 31, 2009	3

	Condensed Consolidated Statements of Operations and Changes in Retained Earnings - Thirteen and Thirty-Nine Weeks Ended October 31, 2009 and November 1, 2008	4

	Condensed Consolidated Statements of Cash Flows - Thirty-Nine Weeks Ended October 31, 2009 and November 1, 2008	5

	Notes to the Condensed Consolidated Financial Statements	6 - 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Item 5.	Other Information	25

PART II - OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

INDEX TO EXHIBITS		29

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

UNAUDITED

	October 31, 2009	January 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$40,843	$21,332
Accounts receivable, less allowance for uncollectible accounts of $1,853 and $1,912	20,461	28,831
Merchandise inventories	571,789	564,931
Prepaid expenses	14,946	25,390
Other	50,205	62,421
Assets held for disposal	6,616	12,653
Total Current Assets	704,860	715,558

Property and Equipment - net	708,972	740,331
Deferred income taxes	72,970	77,708
Other	20,118	18,792
Total Assets	$1,506,920	$1,552,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$219,205	$212,340
Trade payable program liability	26,459	31,930
Accrued expenses	231,468	254,754
Deferred income taxes	39,170	35,848
Current maturities of long-term debt and obligations under capital leases	1,079	1,453
Total Current Liabilities	517,381	536,325

Long-term debt and obligations under capital leases, less current maturities	306,471	352,382
Other long-term liabilities	72,164	70,322
Deferred gain from asset sales	168,243	170,204
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, par value $1 per share: Authorized 500,000,000 shares; Issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	293,330	292,728
Retained earnings	374,461	358,670
Accumulated other comprehensive loss	(16,739)	(18,075)
Less cost of shares in treasury — 14,014,018 shares and 14,124,021 shares	217,684	219,460
Less cost of shares in benefits trust — 2,195,270 shares	59,264	59,264
Total Stockholders’ Equity	442,661	423,156
Total Liabilities and Stockholders’ Equity	$1,506,920	$1,552,389

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND CHANGES IN RETAINED EARNINGS

(dollar amounts in thousands, except per share amounts)

UNAUDITED

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Merchandise Sales	$378,860	$378,461	$1,169,108	$1,189,872
Service Revenue	93,783	85,705	288,934	272,380
Total Revenues	472,643	464,166	1,458,042	1,462,252
Costs of Merchandise Sales	269,604	268,235	826,429	838,574
Costs of Service Revenue	84,770	81,087	255,553	250,434
Total Costs of Revenues	354,374	349,322	1,081,982	1,089,008
Gross Profit from Merchandise Sales	109,256	110,226	342,679	351,298
Gross Profit from Service Revenue	9,013	4,618	33,381	21,946
Total Gross Profit	118,269	114,844	376,060	373,244
Selling, General and Administrative Expenses	109,545	119,827	327,080	361,445
Net Gain (Loss) from Dispositions of Assets	1,332	(53)	1,319	9,555
Operating Profit (Loss)	10,056	(5,036)	50,299	21,354
Non-operating Income	724	305	1,666	1,797
Interest Expense	6,922	7,098	15,324	18,977
Earnings (Loss) From Continuing Operations Before Income Taxes	3,858	(11,829)	36,641	4,174
Income Tax Expense (Benefit)	1,501	(4,775)	15,363	185
Net Earnings (Loss)From Continuing Operations	2,357	(7,054)	21,278	3,989
Discontinued Operations, Net of Tax	(233)	(228)	(510)	(1,151)
Net Earnings (Loss)	2,124	(7,282)	20,768	2,838

Retained Earnings, beginning of period	373,963	408,351	358,670	406,819
Cumulative effect of change in method of accounting for split dollar life insurance, net of tax	—	—	—	(1,165)
Cash Dividends	(1,557)	(3,523)	(4,709)	(10,551)
Dividend Reinvested and Other	(69)	(849)	(268)	(1,244)
Retained Earnings, end of period	$374,461	$396,697	$374,461	$396,697

Basic Earnings (Loss) Per Share:

Net Earnings (Loss) from Continuing Operations	$0.05	$(0.13)	$0.41	$0.08
Discontinued Operations, Net of Tax	(0.01)	(0.01)	(0.01)	(0.03)
Basic Earnings (Loss) Per Share	$0.04	$(0.14)	$0.40	$0.05

Diluted Earnings (Loss) Per Share:

Net Earnings (Loss) from Continuing Operations	$0.04	$(0.13)	$0.40	$0.08
Discontinued Operations, Net of Tax	—	(0.01)	—	(0.03)
Diluted Earnings (Loss) Per Share	$0.04	$(0.14)	$0.40	$0.05

Cash Dividends Per Share	$0.0300	$0.0675	$0.0900	$0.2025

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

UNAUDITED

Thirty-Nine Weeks Ended	October 31, 2009	November 1, 2008

Cash Flows from Operating Activities:
Net Earnings	$20,768	$2,838
Adjustments to reconcile net earnings to net cash provided by (used in) continuing operations:
Net loss from discontinued operations	510	1,151
Depreciation and amortization	53,248	55,109
Amortization of deferred gain from asset sales	(9,186)	(7,305)
Stock compensation expense	1,930	2,314
Gain from debt retirement	(6,248)	(3,460)
Deferred income taxes	7,270	(3,603)
Gain from dispositions of assets	(1,319)	(9,555)
Loss from asset impairment	3,117	370
Other	267	441
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable, prepaid expenses and other	33,241	39,759
Increase in merchandise inventories	(5,806)	(23,548)
Increase (decrease) in accounts payable	6,455	(23,560)
Decrease in accrued expenses	(23,922)	(37,077)
Increase (decrease) in other long-term liabilities	2,230	(3,818)
Net cash provided by (used in) continuing operations	82,555	(9,944)
Net cash used in discontinued operations	(594)	(880)
Net Cash Provided by (Used in) Operating Activities	81,961	(10,824)

Cash Flows from Investing Activities:
Cash paid for master lease properties	—	(117,121)
Cash paid for property and equipment	(27,775)	(22,653)
Proceeds from dispositions of assets	12,093	209,085
Acquisition of Florida Tire Inc.	(2,610)	—
Other	(500)	—
Net cash (used in) provided by continuing operations	(18,792)	69,311
Net cash provided by discontinued operations	1,762	2,558
Net Cash (Used in) Provided by Investing Activities	(17,030)	71,869

Cash Flows from Financing Activities:
Borrowings under line of credit agreements	244,011	99,888
Payments under line of credit agreements	(267,873)	(141,413)
Borrowings on trade payable program liability	122,914	154,886
Payments on trade payable program liability	(128,385)	(130,824)
Payment for finance issuance cost	—	(182)
Proceeds from lease financing	—	8,661
Long-term debt and capital lease obligations payments	(11,720)	(24,696)
Dividends paid	(4,709)	(10,551)
Other	342	631
Net Cash Used in Financing Activities	(45,420)	(43,600)
Net Increase in Cash and Cash Equivalents	19,511	17,445
Cash and Cash Equivalents at Beginning of Period	21,332	20,926
Cash and Cash Equivalents at End of Period	$40,843	$38,371

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$4,046	$1,070
Cash paid for interest	$15,492	$17,043
Accrued purchases of property and equipment	$1,575	$1,435

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands)

NOTE 1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of October 31, 2009, the condensed consolidated statements of operations and changes in retained earnings for the thirteen and thirty-nine week periods ended October 31, 2009 and November 1, 2008 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 31, 2009 and November 1, 2008 are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at October 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements.” It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009. The results of operations for the thirteen and thirty-nine week periods ended October 31, 2009 are not necessarily indicative of the operating results for the full fiscal year.

The Company’s fiscal year ends on the Saturday nearest January 31. Accordingly, references to fiscal years 2008 and 2009 refer to the years ended January 31, 2009 and January 30, 2010, respectively.

The Company has evaluated subsequent events and transactions for recognition or disclosure that occurred after the balance sheet date of October 31, 2009, through the filing of these financial statements, which occurred on December 9, 2009.

NOTE 2. New Accounting Standards

On December 30, 2008 the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). This pronouncement provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13 “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force,” (ASU 2009-13). This update eliminates the residual method of allocation and requires that consideration be allocated to all deliverables using the relative selling price method. ASU 2009-13 is effective for material revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact ASU 2009-13 will have on its consolidated financial statements.

NOTE 3. Business Combinations

On October 31, 2009 the Company acquired substantially all of the assets (other than real property) of Florida Tire, Inc. (“Florida Tire”), a privately held automotive service and tire business located in the Orlando Florida area consisting of 10 service locations. The Company agreed to pay up to $4,350 for Florida Tire and assume certain liabilities. The Company has completed the preliminary purchase accounting for the Florida Tire acquisition and has recorded net assets of $4,198, including goodwill of $2,565 and contingent consideration of $1,660 which could result in future payments through November 2013.

NOTE 4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $508,637 and $493,886 as of October 31, 2009 and January 31, 2009, respectively.

The Company provides for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program.

The Company also provides for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company records a provision when less than full credit is expected from a vendor or when market is lower than recorded costs. These provisions are reviewed on a quarterly basis for adequacy. The Company’s inventory is recorded net of provisions for these matters, which were $16,424 and $15,874 at October 31, 2009 and January 31, 2009, respectively.

NOTE 5. Property and Equipment

The Company’s property and equipment as of October 31, 2009 and January 31, 2009, respectively, was as follows:

(dollar amounts in thousands)	October 31, 2009	January 31, 2009

Property and Equipment - at cost:
Land	$204,762	$207,608
Buildings and improvements	822,955	822,950
Furniture, fixtures and equipment	704,446	685,707
Construction in progress	1,795	2,576
Accumulated depreciation and amortization	(1,024,986)	(978,510)
Property and Equipment – net	$708,972	$740,331

The Company has classified certain closed store properties as assets held for disposal on its balance sheets. A store location is classified as “held for disposal” when (i) the Company has committed to a plan to sell the store location, (ii) the store location is vacant and is available for sale, (iii) the Company is actively marketing the store location for sale, (iv) the sale price is reasonable in relation to its current fair value and (v) the Company expects to complete the sale within one year. No depreciation expense is recognized during the period the asset is held for disposal.

The carrying values of these assets follow:

(dollar amounts in thousands)	October 31, 2009	January 31, 2009

Land	$4,331	$7,332
Buildings and improvements	6,878	11,265
Accumulated depreciation and amortization	(4,593)	(5,944)
Assets held for disposal	$6,616	$12,653

The Company held thirteen properties that were classified as held for disposal on January 31, 2009. During the thirty-nine week period ended October 31, 2009, the Company sold three of these properties for net proceeds of $2,783 and recognized a net gain of $89. Of the remaining ten properties held for disposal on October 31, 2009, three of the properties were then under contract. The Company recorded a loss on these three properties of $204 in the third quarter of 2009. The Company took an additional asset impairment charge of $3,139 on the remaining properties reflecting further declines in the commercial real estate market for vacant properties. Of the entire $3,343 impairment, $2,454 was charged to merchandise cost of sales, $663 was charged to service cost of sales and $226 was charged to discontinued operations.

NOTE 6. Income Taxes

The Company recognizes taxes payable for the current year, as well as deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. To the extent the Company believes it is more likely than not that the asset will not be recoverable, a valuation allowance must be established. Cumulative losses in recent years constitute “negative evidence” that a recovery is not more likely than not, which must be rebutted by “positive evidence” to avoid establishing a valuation allowance. To establish this positive evidence, the Company considers various tax planning strategies for generating income sufficient to utilize the deferred tax assets, including the potential sale of real estate and the conversion of the Company’s accounting policy for its inventory from LIFO to FIFO. After considering all this evidence, the Company did not have any material change to its valuation allowance for the thirteen weeks ending October 31, 2009.

For income tax benefits related to uncertain tax positions to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

During the thirteen weeks ended October 31, 2009, the Company reduced its gross unrecognized income tax benefits by approximately $572, of which $242 was interest, due to settlement of a previously established liability with the applicable taxing authority.

NOTE 7. Pension and Savings Plan

Pension expense includes the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008

Service cost	$—	$30	$—	$90
Interest cost	635	858	1,904	2,602
Expected return on plan assets	(451)	(612)	(1,353)	(1,837)
Amortization of transition obligation	—	40	—	122
Amortization of prior service cost	3	92	10	277
Amortization of net loss	442	255	1,326	763
Net periodic benefit cost	$629	$663	$1,887	$2,017

The Company’s expense for its Account Plan (Defined Contribution SERP) was approximately $168 for the thirteen weeks ended October 31, 2009, whereas the Company recorded a benefit of $248 for the thirteen weeks ended November 1, 2008. The Company’s expense was approximately $695 and $59 for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively.

The Company has two qualified savings plans that cover all full-time employees who are at least 21 years of age with one or more years of service. Generally, the Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation. The Company’s savings plans’ expense was approximately $645 and $927 for the thirteen weeks ended October 31, 2009 and November 1, 2008, respectively, and approximately $2,442 and $2,971 for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively. The Company’s contribution to these plans for fiscal year 2009 is contingent upon meeting certain performance metrics. The company currently estimates that these performance metrics will be achieved and has recorded expense accordingly.

NOTE 8.  Sale-Leaseback Transactions

During the third quarter of fiscal year 2009, the Company sold three properties to unrelated third parties. Net proceeds from these sales were $10,986. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over minimum lease terms of 15 years. The Company classified these leases as operating leases. The Company actively uses these properties and considers the leases as normal leasebacks. A $1,365 gain on the sale of these properties was recognized immediately upon execution of the sale and a $6,483 gain was deferred. The deferred gain is being recognized over the minimum term of these leases.

During the first half of fiscal year 2008, the Company sold 63 owned properties to unrelated third parties. Net proceeds from these sales were $211,470. Concurrent with the sale, the Company entered into agreements to lease the properties back from the purchaser over a minimum lease term of 15 years. The Company classified 61 of these leases as operating leases. The Company actively uses these properties and considers the leases as normal leasebacks. A $7,655 gain on the sale of these properties was recognized immediately upon execution of the sale and an $89,930 gain was deferred. The deferred gain is being recognized over the minimum term of these leases. The Company initially had continuing involvement in two properties and, accordingly, recorded $8,479 of the transaction’s total net proceeds as a borrowing and as a financing activity in the Condensed Consolidated Statement of Cash Flows. The Company provided the necessary documentation to satisfy its indemnity and remove its continuing involvement with these properties by the end of the third quarter 2008. The Company then recorded the sale of these properties as a sale-leaseback transaction, removing the assets and related lease financing and recorded a $3,963 deferred gain that is being recognized over the remaining minimum term of these leases.

Of the 581 store locations operated by the Company at October 31, 2009, 232 are owned and 349 are leased.

NOTE 9. Debt and Financing Arrangements

(dollar amounts in thousands)	October 31, 2009	January 31, 2009
7.50% Senior Subordinated Notes, due December 2014	$157,565	$174,535
Senior Secured Term Loan, due October 2013	149,985	150,794
Lease financing obligations	—	4,515
Capital lease obligations	—	129
Revolving Credit Agreement, expiring January 2014	—	23,862
	307,550	353,835
Less current maturities	1,079	1,453
Long-term debt and obligations under capital leases, less current maturities	$306,471	$352,382

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

During the thirty-nine week periods ending October 31, 2009 and November 1, 2008, the Company repurchased $16,970 and $25,465, respectively of its outstanding 7.5% Senior Subordinated Notes for $10,722 and $22,005, respectively resulting in a pre-tax gain of $6,248 and $3,460, respectively. The gain is reflected in interest expense on the accompanying Condensed Consolidated Statement of Operations and Changes in Retained Earnings.

As of October 31, 2009, 126 of the 232 owned stores are used as collateral under our Senior Secured Term Loan agreement due October 2013. The estimated fair market value of these collateralized properties was $300,965 as of the end of the second quarter 2009, based on an appraisal which is conducted every twenty months in accordance with the agreement.

Several of the Company’s debt agreements require compliance with covenants. The most restrictive of which is contained in the Company’s Revolving Credit Agreement. During any period that the Company’s availability under its Revolving Credit Agreement drops below $50,000, the Company is required to maintain a consolidated fixed charge coverage ratio, of at least 1.1:1.0, calculated as the ratio of (a) EBITDA (net income plus interest charges, provision for taxes, depreciation and amortization expense, non-cash stock compensation expenses and other non-recurring, non-cash items) minus capital expenditures and income taxes paid to (b) the sum of debt service charges and restricted payments made. The failure to satisfy this covenant would constitute an event of default under the Company’s Revolving Credit Agreement, which would result in a cross-default under the Company’s 7.5% Senior Subordinated Notes and Senior Secured Term Loan. As of October 31, 2009, the Company had availability under the Revolving Credit Agreement of approximately $133,693 and was in compliance with its financial covenants.

The Company determines fair value on its fixed rate debt by using quoted market prices and current interest rates. For debt issues that are not quoted on an exchange, the Company determines fair value by reference to debt issues with similar terms and maturities. The estimated fair value of long-term debt including current maturities was $287,680 and $200,276 as of October 31, 2009 and January 31, 2009, respectively.

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

The reserve for warranty cost activity follows:

	Thirty-Nine Weeks Ended
(dollar amounts in thousands)	October 31, 2009	November 1, 2008
Beginning Balance	$797	$247

Additions related to current period sales	12,056	9,188

Warranty costs incurred in current period	(12,159)	(8,790)

Ending Balance	$694	$645

NOTE 11. Earnings Per Share

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share amounts)		October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008

(a)	Net Earnings (Loss) From Continuing Operations	$2,357	$(7,054)	$21,278	$3,989

	Discontinued Operations, Net of Tax	(233)	(228)	(510)	(1,151)

	Net Earnings (Loss)	$2,124	$(7,282)	$20,768	$2,838

(b)	Basic average number of common shares outstanding during period	52,419	52,099	52,379	52,106

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	367	—	242	83

(c)	Diluted average number of common shares assumed outstanding during period	52,786	52,099	52,621	52,189

	Basic Earnings (Loss) per Share:
	Net Earnings (Loss) From Continuing Operations (a/b)	$0.05	$(0.13)	$0.41	$0.08
	Discontinued Operations, Net of Tax	(0.01)	(0.01)	(0.01)	(0.03)
	Basic Earnings (Loss) per Share	$0.04	$(0.14)	$0.40	$0.05

	Diluted Earnings (Loss) per Share:
	Net Earnings (Loss) From Continuing Operations (a/c)	$0.04	$(0.13)	$0.40	$0.08
	Discontinued Operations, Net of Tax	—	(0.01)	—	(0.03)
	Diluted Earnings (Loss) per Share	$0.04	$(0.14)	$0.40	$0.05

At October 31, 2009 and November 1, 2008, respectively, there were 1,949,000 and 1,339,000 outstanding options and restricted stock units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total number of such shares excluded from the diluted earnings per share calculation are 901,000 and 1,059,000 for the thirteen weeks ended October 31, 2009 and November 1, 2008, respectively. The total number of such shares excluded from the diluted earnings per share calculation are 1,203,000 and 1,059,000 for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively.

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

The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of October 31, 2009 and January 31, 2009 and the related condensed consolidating statements of operations for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008 and condensed consolidating statements of cash flows for the thirty-nine weeks ended October 31, 2009 and November 1, 2008 for (i) the Company (“Pep Boys”) on a parent only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Subsidiary Guarantors on a combined basis including the consolidation by PBY Corporation of its wholly owned subsidiary, The Pep Boys Manny Moe & Jack of California, (iii) the subsidiary of the Company that does not guarantee the Notes, and (iv) the Company on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEETS

(dollars in thousands)

(unaudited)

As of October 31, 2009	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$26,035	$8,734	$6,074	$—	$40,843
Accounts receivable, net	8,956	11,505	—	—	20,461
Merchandise inventories	200,095	371,694	—	—	571,789
Prepaid expenses	7,410	7,395	2,621	(2,480)	14,946
Other	886	8	54,208	(4,897)	50,205
Assets held for disposal	1,045	5,571	—		6,616
Total Current Assets	244,427	404,907	62,903	(7,377)	704,860
Property and Equipment—Net	233,016	463,672	31,714	(19,430)	708,972
Investment in subsidiaries	1,743,091	—	—	(1,743,091)	—
Intercompany receivables	—	1,041,684	67,534	(1,109,218)	—
Deferred income taxes	20,948	52,022	—	—	72,970
Other	19,296	822	—	—	20,118
Total Assets	$2,260,778	$1,963,107	$162,151	$(2,879,116)	$1,506,920
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$219,196	$9	$—	$—	$219,205
Trade payable program liability	26,459	—	—	—	26,459
Accrued expenses	33,109	63,410	137,429	(2,480)	231,468
Deferred income taxes	14,894	29,173	—	(4,897)	39,170
Current maturities of long-term debt and obligations under capital leases	1,079	—	—	—	1,079
Total Current Liabilities	294,737	92,592	137,429	(7,377)	517,381
Long-term debt and obligations under capital leases, less current maturities	306,471	—	—	—	306,471
Other long-term liabilities	36,915	35,249	—	—	72,164
Deferred gain from asset sales	70,776	116,897	—	(19,430)	168,243
Intercompany liabilities	1,109,218	—	—	(1,109,218)	—
Total Stockholders’ Equity	442,661	1,718,369	24,722	(1,743,091)	442,661
Total Liabilities and Stockholders’ Equity	$2,260,778	$1,963,107	$162,151	$(2,879,116)	$1,506,920

As of January 31, 2009	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$12,753	$6,393	$2,186	$—	$21,332
Accounts receivable, net	16,571	12,260	—	—	28,831
Merchandise inventories	199,304	365,627	—	—	564,931
Prepaid expenses	13,597	15,820	13,919	(17,946)	25,390
Other	1,193	11	66,797	(5,580)	62,421
Assets held for disposal	1,830	10,823	—	—	12,653
Total Current Assets	245,248	410,934	82,902	(23,526)	715,558
Property and Equipment—Net	239,859	487,956	32,226	(19,710)	740,331
Investment in subsidiaries	1,699,568	—	—	(1,699,568)	—
Intercompany receivables	—	989,077	85,145	(1,074,222)	—
Deferred income taxes	24,075	53,633	—	—	77,708
Other	17,614	1,178	—	—	18,792
Total Assets	$2,226,364	$1,942,778	$200,273	$(2,817,026)	$1,552,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$212,331	$9	$—	$—	$212,340
Trade payable program liability	31,930	—	—	—	31,930
Accrued expenses	28,802	67,748	175,985	(17,781)	254,754
Deferred income taxes	16,355	25,238	—	(5,745)	35,848
Current maturities of long-term debt and obligations under capital leases	1,208	245	—	—	1,453
Total Current Liabilities	290,626	93,240	175,985	(23,526)	536,325
Long-term debt and obligations under capital leases, less current maturities	332,682	19,700	—	—	352,382
Other long-term liabilities	34,868	35,454	—	—	70,322
Deferred gain from asset sales	70,810	119,104	—	(19,710)	170,204
Intercompany liabilities	1,074,222	—	—	(1,074,222)	—
Stockholders’ Equity	423,156	1,675,280	24,288	(1,699,568)	423,156
Total Liabilities and Stockholders’ Equity	$2,226,364	$1,942,778	$200,273	$(2,817,026)	$1,552,389

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

		Subsidiary	Subsidiary Non-	Consolidation /
Thirteen Weeks Ended October 31, 2009	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise Sales	$127,689	$251,171	$—	$—	$378,860
Service Revenue	32,813	60,970	—	—	93,783
Other Revenue	—	—	5,723	(5,723)	—
Total Revenues	160,502	312,141	5,723	(5,723)	472,643
Costs of Merchandise Sales	91,008	179,003	—	(407)	269,604
Costs of Service Revenue	28,607	56,201	—	(38)	84,770
Costs of Other Revenue	—	—	4,270	(4,270)	—
Total Costs of Revenues	119,615	235,204	4,270	(4,715)	354,374
Gross Profit from Merchandise Sales	36,681	72,168	—	407	109,256
Gross Profit from Service Revenue	4,206	4,769	—	38	9,013
Gross Profit from Other Revenue	—	—	1,453	(1,453)	—
Total Gross Profit	40,887	76,937	1,453	(1,008)	118,269
Selling, General and Administrative Expenses	39,249	71,841	79	(1,624)	109,545
Net Gain from Dispositions of Assets	877	455	—	—	1,332
Operating Profit	2,515	5,551	1,374	616	10,056
Non-Operating (Expense) Income	(3,650)	21,650	616	(17,892)	724
Interest Expense (Income)	17,280	7,440	(522)	(17,276)	6,922
(Loss) Earnings from Continuing Operations Before Income Taxes	(18,415)	19,761	2,512	—	3,858
Income Tax (Benefit) Expense	(6,760)	7,208	1,053	—	1,501
Equity in Earnings of Subsidiaries	13,791	—	—	(13,791)	—
Net Earnings from Continuing Operations	2,136	12,553	1,459	(13,791)	2,357
Discontinued Operations, Net of Tax	(12)	(221)	—	—	(233)
Net Earnings	$2,124	$12,332	$1,459	$(13,791)	$2,124

Thirteen Weeks Ended November 1, 2008	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated

Merchandise Sales	$126,430	$252,031	$—	$—	$378,461
Service Revenue	29,283	56,422	—	—	85,705
Other Revenue	—	—	5,797	(5,797)	—
Total Revenues	155,713	308,453	5,797	(5,797)	464,166
Costs of Merchandise Sales	88,368	180,273	—	(406)	268,235
Costs of Service Revenue	25,523	55,602	—	(38)	81,087
Costs of Other Revenue	—	—	2,814	(2,814)	—
Total Costs of Revenues	113,891	235,875	2,814	(3,258)	349,322
Gross Profit from Merchandise Sales	38,062	71,758	—	406	110,226
Gross Profit from Service Revenue	3,760	820	—	38	4,618
Gross Profit from Other Revenue	—	—	2,983	(2,983)	—
Total Gross Profit	41,822	72,578	2,983	(2,539)	114,844
Selling, General and Administrative Expenses	44,688	78,226	67	(3,154)	119,827
Net Gain (Loss) from Dispositions of Assets	82	(135)	—	—	(53)
Operating (Loss) Profit	(2,784)	(5,783)	2,916	615	(5,036)
Non-Operating (Expense) Income	(3,685)	26,740	636	(23,386)	305
Interest Expense (Income)	21,976	8,695	(802)	(22,771)	7,098
(Loss) Earnings from Continuing Operations Before Income Taxes	(28,445)	12,262	4,354	—	(11,829)
Income Tax (Benefit) Expense	(10,587)	4,395	1,417	—	(4,775)
Equity in Earnings of Subsidiaries	10,473	—	—	(10,473)	—
Net Earnings from Continuing Operations	(7,385)	7,867	2,937	(10,473)	(7,054)
Discontinued Operations, Net of Tax	103	(331)	—	—	(228)
Net (Loss) Earnings	$(7,282)	$7,536	$2,937	$(10,473)	$(7,282)

		Subsidiary	Subsidiary Non-	Consolidation /
Thirty-Nine Weeks Ended October 31, 2009	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated
Merchandise Sales	$397,677	$771,431	$—	$—	$1,169,108
Service Revenue	101,672	187,262	—	—	288,934
Other Revenue	—	—	17,168	(17,168)	—
Total Revenues	499,349	958,693	17,168	(17,168)	1,458,042
Costs of Merchandise Sales	282,482	545,170	—	(1,223)	826,429
Costs of Service Revenue	86,371	169,296	—	(114)	255,553
Costs of Other Revenue	—	—	16,412	(16,412)	—
Total Costs of Revenues	368,853	714,466	16,412	(17,749)	1,081,982
Gross Profit from Merchandise Sales	115,195	226,261	—	1,223	342,679
Gross Profit from Service Revenue	15,301	17,966	—	114	33,381
Gross Profit from Other Revenue	—	—	756	(756)	—
Total Gross Profit	130,496	244,227	756	581	376,060
Selling, General and Administrative Expenses	116,471	211,643	234	(1,268)	327,080
Net Gain from Dispositions of Assets	891	428	—	—	1,319
Operating Profit	14,916	33,012	522	1,849	50,299
Non-Operating (Expense) Income	(11,700)	64,429	1,855	(52,918)	1,666
Interest Expense (Income)	45,680	22,278	(1,565)	(51,069)	15,324
(Loss) Earnings from Continuing Operations Before Income Taxes	(42,464)	75,163	3,942	—	36,641
Income Tax (Benefit) Expense	(17,865)	31,569	1,659	—	15,363
Equity in Earnings of Subsidiaries	45,372	—	—	(45,372)	—
Net Earnings from Continuing Operations	20,773	43,594	2,283	(45,372)	21,278
Discontinued Operations, Net of Tax	(5)	(505)	—	—	(510)
Net Earnings	$20,768	$43,089	$2,283	$(45,372)	$20,768

Thirty-Nine Weeks Ended November 1, 2008	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated

Merchandise Sales	$404,555	$785,317	$—	$—	$1,189,872
Service Revenue	94,526	177,854	—	—	272,380
Other Revenue	—	—	17,167	(17,167)	—
Total Revenues	499,081	963,171	17,167	(17,167)	1,462,252
Costs of Merchandise Sales	283,416	556,382	—	(1,224)	838,574
Costs of Service Revenue	82,604	167,943	—	(113)	250,434
Costs of Other Revenue	—	—	12,105	(12,105)	—
Total Costs of Revenues	366,020	724,325	12,105	(13,442)	1,089,008
Gross Profit from Merchandise Sales	121,139	228,935	—	1,224	351,298
Gross Profit from Service Revenue	11,922	9,911	—	113	21,946
Gross Profit from Other Revenue	—	—	5,062	(5,062)	—
Total Gross Profit	133,061	238,846	5,062	(3,725)	373,244
Selling, General and Administrative Expenses	134,104	232,688	227	(5,574)	361,445
Net Gain from Dispositions of Assets	3,385	6,170	—	—	9,555
Operating Profit	2,342	12,328	4,835	1,849	21,354
Non-Operating (Expense) Income	(11,640)	88,230	1,920	(76,713)	1,797
Interest Expense (Income)	73,089	23,430	(2,678)	(74,864)	18,977
(Loss) Earnings from Continuing Operations Before Income Taxes	(82,387)	77,128	9,433	—	4,174
Income Tax (Benefit) Expense	(27,077)	24,291	2,971		185
Equity in Earnings of Subsidiaries	58,250	—	—	(58,250)	—
Net Earnings from Continuing Operations	2,940	52,837	6,462	(58,250)	3,989
Discontinued Operations, Net of Tax	(102)	(1,049)	—	—	(1,151)
Net Earnings	$2,838	$51,788	$6,462	$(58,250)	$2,838

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

Thirty-Nine Weeks Ended October 31, 2009	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Cash Flows from Operating Activities:
Net Earnings	$20,768	$43,089	$2,283	$(45,372)	$20,768
Adjustments to Reconcile Net Earnings to Net Cash Provided by (Used in) Continuing Operations	(30,554)	35,260	1,360	43,523	49,589
Changes in operating assets and liabilities	29,151	(1,436)	(15,517)	—	12,198
Net cash provided by (used in) continuing operations	19,365	76,913	(11,874)	(1,849)	82,555
Net cash used in discontinued operations	(5)	(589)	—	—	(594)
Net Cash Provided by (Used in) Operating Activities	19,360	76,324	(11,874)	(1,849)	81,961

Net cash used in continuing operations	(11,144)	(7,648)	—	—	(18,792)
Net cash provided by discontinued operations	—	1,762	—	—	1,762
Net Cash Used in Investing Activities	(11,144)	(5,886)	—	—	(17,030)

Net Cash Provided by (Used In) Financing Activities	5,066	(68,097)	15,762	1,849	(45,420)

Net Increase in Cash and Cash Equivalents	13,282	2,341	3,888	—	19,511
Cash and Cash Equivalents at Beginning of Period	12,753	6,393	2,186	—	21,332
Cash and Cash Equivalents at End of Period	$26,035	$8,734	$6,074	$—	$40,843

Thirty-Nine Weeks Ended November 1, 2008	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Cash Flows from Operating Activities:
Net Earnings	$2,838	$51,788	$6,462	$(58,250)	$2,838
Adjustments to Reconcile Net Earnings to Net Cash (Used in) Provided By Continuing Operations	(46,872)	24,653	1,278	56,403	35,462
Changes in operating assets and liabilities	(29,894)	(6,979)	(11,371)	—	(48,244)
Net cash (used in) provided by continuing operations	(73,928)	69,462	(3,631)	(1,847)	(9,944)
Net cash used in discontinued operations	(221)	(659)	—	—	(880)
Net Cash (Used in) Provided by Operating Activities	(74,149)	68,803	(3,631)	(1,847)	(10,824)

Net Cash Provided by Investing Activities	25,877	45,992	—	—	71,869

Net Cash Provided by (Used in) Financing Activities	63,590	(113,894)	4,857	1,847	(43,600)

Net Increase in Cash and Cash Equivalents	15,318	901	1,226	—	17,445
Cash and Cash Equivalents at Beginning of Period	12,208	6,655	2,063	—	20,926
Cash and Cash Equivalents at End of Period	$27,526	$7,556	$3,289	$—	$38,371

NOTE 13. Commitments and Contingencies

In September 2006, the United States Environmental Protection Agency (“EPA”) requested certain information from the Company as part of an investigation to determine whether the Company had violated, and is in violation of, the Clean Air Act and its non-road engine regulations. The information requested concerned certain generator and personal transportation merchandise offered for sale by the Company. In the fourth quarter of fiscal year 2008, the EPA informed the Company that it believed that the Company had violated the Clean Air Act by virtue of the fact that certain of this merchandise did not conform to their corresponding EPA Certificates of Conformity. During the third quarter of fiscal 2009, the Company and the EPA reached a settlement in principle of this matter requiring that the Company (i) pay a monetary penalty of $5 million, (ii) take certain corrective action with respect to certain inventory that had been restricted from sale during the course of the investigation, (iii) implement a formal compliance program and (iv) participate in certain non-monetary emission offset activities. The Company had previously accrued an amount equal to the agreed upon civil penalty and a $3 million contingency accrual with respect to the restricted inventory. During the third quarter of fiscal 2009, the Company reversed $1 million of the inventory accrual as a portion of the subject inventory was released for sale. When the Company successfully completes the required corrective action with respect to the remaining restricted inventory, it may reverse all or a portion of the remaining $2 million accrual in future periods.

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

NOTE 14. Comprehensive Income (Loss)

The following are the components of other comprehensive income (loss):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net earnings (loss)	$2,124	$(7,282)	$20,768	$2,838
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustment	280	246	840	733
Derivative financial instrument adjustment	(542)	(1,080)	496	1,980
Comprehensive Income (Loss)	$1,862	$(8,116)	$22,104	$5,551

The components of accumulated other comprehensive loss are:

(dollar amounts in thousands)	October 31, 2009	January 31, 2009
Defined benefit plan adjustment, net of tax	$(6,913)	$(7,753)
Derivative financial instrument adjustment, net of tax	(9,826)	(10,322)
Accumulated other comprehensive loss	$(16,739)	$(18,075)

NOTE 15. Fair Value Measurements

Fair value is the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a framework for measuring fair value based on a hierarchy of valuation inputs used to measure fair value.

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

The following table provides the fair value measurement amounts for assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheet at fair value as of October 31, 2009:

(dollar amounts in thousands)	Fair Value at October	Fair Value Measurements Using Inputs Considered as
Description	31, 2009	Level 1	Level 2	Level 3
Assets:
Cash and Cash Equivalents	$40,843	$40,843
Assets held for disposal	6,616		$6,616
Investments (a)	500	500

Liabilities:
Derivative liability (b)	15,246		15,246
Contingent Consideration (c)	1,660			1,660

(a)          included in other long-term assets

(b)         included in other long-term liabilities

(c)          based on weighted average probability scenarios including management’s assumptions on expected future cash flow

The Company has one interest rate swap designated as a cash flow hedge on $145,000 of the Company’s $149,985 Senior Secured Term Loan facility that expires in October 2013. The swap is used to minimize interest rate exposure and overall interest costs by converting the variable interest rate to a fixed rate of 5.036%. Since February 1, 2008, this swap was deemed to be fully effective and all adjustments in the interest rate swap’s fair value have been recorded to Accumulated Other Comprehensive Loss.

The table below shows the effect of the Company’s interest rate swap on the Condensed Consolidated Statement of Operations for the periods indicated:

(dollar amounts in thousands)	Amount of Gain in Other Comprehensive Income (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion) (a)
Thirteen weeks ended October 31, 2009	$571	Interest expense	$(1,599)
Thirty-nine weeks ended October 31, 2009	$354	Interest expense	$(4,030)

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

OVERVIEW

The Pep Boys-Manny, Moe & Jack is the only national chain offering automotive service, tires, parts and accessories, positioning us to achieve our vision of becoming the automotive solutions provider of choice for the value-oriented customer. Our primary operating unit is our Supercenter format, which serves both “do-it-for-me” DIFM (service labor, installed merchandise and tires) and “do-it-yourself” DIY (retail) customers with the highest quality service offerings and merchandise. In most of our Supercenters, we also have a commercial sales program that provides commercial credit and prompt delivery of tires, parts and other products to local, regional and national repair shops and dealers. As part of our long-term strategy to lead with automotive service, in 2009 we began complementing our existing Supercenter store base with Service & Tire Centers. These Service & Tire Centers are designed to capture market share and leverage our existing Supercenters and support infrastructure. In the third quarter of 2009, we opened five new Service & Tire Centers and acquired ten additional locations through our purchase of Florida Tire, Inc. (see note 3). As of October 31, 2009, we operated 552 Supercenters and 20 Service & Tire Centers, as well as nine legacy Pep Boys Express (retail only) stores throughout 35 states and Puerto Rico.

The prototypical Service & Tire Center is expected to have between four and eight service bays, preferably six. The capital investment for a prototype, including inventory net of payables, is projected to be approximately $450,000 to $550,000 and a prototype is expected to generate approximately $1,000,000 to $1,500,000 in sales and $150,000 to $250,000 of EBITDA annually. We currently plan to lease Service & Tire Center locations, as we believe that there are sufficient existing available locations with attractive lease terms to enable our expansion. We are targeting a total of 25 new Service & Tire Centers in fiscal year 2009, 40 in fiscal 2010 and 80 in fiscal 2011.

For the thirteen weeks ended October 31, 2009, our comparable sales (sales generated by locations in operation during the same period) increased by 1.6% compared to a decrease of 10.4% for the thirteen weeks ended November 1, 2008. This increase in comparable sales was comprised of an 8.9% increase in comparable service revenue and a 0.1% decrease in comparable merchandise sales. The difficult macro environment, including higher unemployment and the credit crisis, continues to negatively impact sales in our discretionary product categories like accessories and complementary merchandise. Sales of non-discretionary product categories like service and hard parts have benefited somewhat from these trends, as customers have focused on maintaining their existing vehicles rather than purchasing new vehicles. Our non-discretionary product categories are primarily impacted by miles driven, which has stabilized since the second quarter of 2009, after having declined for the previous year.

We continue to focus on refining and expanding our parts assortment to improve our in stock position, improving execution and the customer experience and utilizing television and radio advertising to communicate our value offerings. In the thirteen and thirty-nine weeks ended October 31, 2009, we were able to successfully increase customer traffic and sales in our service and commercial businesses. In addition, for the thirteen week period ended October 31, 2009, total customer traffic and total revenue increased for the first time in twenty-one quarters and 10 quarters, respectively.

Our net earnings for the thirteen weeks ended October 31, 2009 were $2,124,000, a $9,406,000 improvement over the net loss of $7,282,000 reported for the thirteen weeks ended November 1, 2008. This increase in profitability resulted primarily from increased sales and gross profit margins in our service business and lower selling, general and administrative expenses due to continued disciplined spending control.

Our diluted earnings per share for the thirteen and thirty-nine weeks ended October 31, 2009 were $0.04 and $0.40 per share, respectively, as compared to ($0.14) and $0.05 per share for the corresponding periods ended November 1, 2008, respectively. (See Results of Operations).

The following discussion explains the significant developments affecting our financial condition and material changes in our results of operations for the thirteen weeks and thirty-nine weeks ended October 31, 2009. We recommend that you also read the audited consolidated financial statements, footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements arise principally from the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, debt service and contractual obligations. Cash flows realized through the sales of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by continuing operations was $82,555,000 in the thirty-nine weeks ended October 31, 2009 compared to a use of cash of $9,944,000 in the thirty-nine weeks ended November 1, 2008. The $92,499,000 improvement from the prior year was due to a $32,057,000 increase in our net earnings (net of non-cash adjustments) and a $60,442,000 favorable change in operating assets and liabilities. The change in operating assets and liabilities was primarily due to favorable changes in inventory of $17,742,000, accounts payable of $30,015,000 and in all other assets and liabilities of $12,685,000. The improved cash flows from inventory resulted from more disciplined inventory management, including reduced seasonal inventory purchases, inventory lead times and safety stocks. The improvement in accounts payable was attributable to the timing of our accounts payable cycle. The favorable change in all other assets and liabilities was due to reduced accounts receivable as a result of improved collection of vendor allowances and trade receivables and as a result of lower declines in accrued expenses due in part to a payment in the prior year first quarter of $4,539,000 in connection with reducing the notional value on an interest rate swap by $55,000,000.

Cash used in investing activities by continuing operations was $18,792,000 for the thirty-nine week period ended October 31, 2009 as compared to cash provided of $69,311,000 in the thirty-nine weeks ended November 1, 2008. During the thirty-nine week period ended October 31, 2009, we sold three properties that were classified as held for sale for net proceeds of $2,783,000, of which $1,758,000 is included in discontinued operations, and completed sale leaseback transactions on three stores for net proceeds of $10,986,000. In the thirteen weeks ended October 31, 2009 we acquired substantially all of the assets (other than real property) of Florida Tire, Inc.  which included a cash payment of $2,610,000 and the recording of a $1,660,000 contingent liability which could result in future payments through November 2013. During fiscal year 2008, we generated $209,085,000 from the disposition of assets primarily due to sale-leaseback transactions, the proceeds of which were used to repurchase 29 properties for $117,121,000 that were previously leased under a master operating lease. Capital expenditures in the first thirty-nine weeks of 2009 and 2008 were $27,775,000 and $22,653,000, respectively. Capital expenditures for the current year were for maintenance of our existing stores and distribution centers, and for the opening of the new Service & Tire Centers.

Our fiscal year 2009 capital expenditures are expected to be approximately $45,000,000 which includes the addition of approximately 25 Service & Tire Centers and required expenditures for our existing stores, offices and distribution centers. These expenditures are expected to be funded by net cash generated from operating activities, opportunistic single store sale leaseback transactions and our existing line of credit.

In the thirty-nine weeks ended October 31, 2009 and November 1, 2008, we used cash in financing activities of $45,420,000 and $43,600,000, respectively. In the current year, we repurchased $16,970,000 of our outstanding 7.5% Senior Subordinated Notes for $10,722,000, repaid $23,862,000 of borrowings under our credit facility and repaid $5,471,000 on borrowings under our trade payable financing program discussed below. In the prior year, we used the proceeds from the sale-leaseback transactions discussed above to reduce debt obligations under our then existing credit facility, and to repurchase $25,465,000 principal amount of our 7.5% Senior Secured Notes for $22,005,000.

We anticipate that cash provided by operating activities, opportunistic single store sale leaseback transactions and our existing line of credit and cash on hand will exceed our expected cash requirements in fiscal year 2009. We expect to have excess availability under our existing line of credit during the entirety of fiscal year 2009. As of October 31, 2009, we had undrawn availability under our revolving credit facility of $133,693,000. We also have substantial owned real estate which we believe we can monetize, if necessary, through additional sale leaseback or other financing transactions

Our working capital was $187,479,000 and $179,233,000 at October 31, 2009 and January 31, 2009, respectively. Our long-term debt, as a percentage of our total capitalization, was 41% and 45% at October 31, 2009 and January 31, 2009, respectively.

As of October 31, 2009, we had an outstanding balance of $26,459,000 (classified as trade payable program liability on the condensed consolidated balance sheet) under our vendor financing program. On April 6, 2009, a previously existing program was replaced by this new program which is funded by various bank participants who have the ability, but not the obligation, to purchase directly  from our vendors their account receivables owed by us.

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 31, 2009 vs. Thirteen Weeks Ended November 1, 2008

The following table presents for the periods indicated certain items in the condensed consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen Weeks Ended	October 31, 2009 (Fiscal 2009)		November 1, 2008 (Fiscal 2008)		Favorable (Unfavorable)

Merchandise Sales	80.2%		81.5%		0.1%
Service Revenue (1)	19.8		18.5		9.4
Total Revenues	100.0		100.0		1.8
Costs of Merchandise Sales (2)	71.2	(3)	70.9	(3)	(0.5)
Costs of Service Revenue (2)	90.4	(3)	94.6	(3)	(4.5)
Total Costs of Revenues	75.0		75.3		(1.4)
Gross Profit from Merchandise Sales	28.8	(3)	29.1	(3)	(0.9)
Gross Profit from Service Revenue	9.6	(3)	5.4	(3)	95.1
Total Gross Profit	25.0		24.7		3.0
Selling, General and Administrative Expenses	23.2		25.8		8.6
Net Gain (Loss) from Dispositions of Assets	0.3		—		NM
Operating Profit (Loss)	2.1		(1.1)		299.7
Non-operating Income	0.2		0.1		137.4
Interest Expense	1.5		1.5		2.5
Earnings (Loss) from Continuing Operations Before Income Taxes	0.8		(2.5)		132.6
Income Tax Expense	38.9	(4)	40.4	(4)	(131.4)
Net Earnings (Loss) from Continuing Operations	0.5		(1.5)		133.4
Discontinued Operations, Net of Tax	—		—		(2.2)
Net Earnings (Loss)	0.4		(1.6)		129.2

(1)	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.
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

NM  Percentage not meaningful

Total revenue and comparable sales for the thirteen weeks ended October 31, 2009 increased 1.8% and 1.6% respectively, as compared to the thirteen weeks ended November 1, 2008. The 1.6% increase in comparable store revenues consisted of a 0.1% decrease in comparable merchandise sales that was offset by an increase of 8.9% in comparable service revenue. The slight decrease in merchandise sales was primarily due to weaker sales in our retail business stemming from less discretionary spending by our customers.

In the third quarter of fiscal year 2009, customer traffic generated by improved store execution, promotional events and improved stock position resulted in an increase in service and commercial customer count. While offset in part by a decrease in DIY customer count, total customer count increased in the third quarter of fiscal year 2009. We believe the decrease in retail customer count is a result of the long-term industry decline in the DIY business, overall reduced spending due to the current economic environment and our competitors continuing to open new stores. In addition, we carry a large assortment of more discretionary retail product that is more susceptible to consumer spending deferrals. We continue to believe, and our third quarter performance has validated, that providing a differentiated merchandise assortment, better customer experience, value proposition and innovative marketing will stem the overall decline in customer counts and sales over the long term.

Gross profit as a percentage of merchandise sales decreased from 29.1% for the third quarter of fiscal year 2008 to 28.8% for the third quarter of fiscal year 2009. Gross profit decreased by $970,000 primarily due to a $2,417,000 asset impairment charge, partially offset by a reduction in inventory related accruals of $1,000,000 and a gain from an insurance settlement of $562,000.

Gross profit from service revenue increased as a percentage of service revenue to 9.6 % for the third quarter of fiscal year 2009 from 5.4% for the third quarter of 2008. Gross profit from service revenue grew by $4,395,000 or 95.1%. The current year third quarter gross profit included a $653,000 asset impairment charge. The increase in gross profit was primarily due to the increase in service revenue which resulted in higher absorption of fixed expenses such as occupancy costs and to a certain extent, labor costs.

Selling, General and Administrative expenses, as a percentage of total revenues decreased from 25.8% for the third quarter of fiscal year 2008 to 23.2% for the third quarter of fiscal year 2009. Selling, General and Administrative expenses decreased $10,282,000 or 8.6%. The decrease was primarily due to reduced payroll and related expenses of $1,632,000, less media expense of $3,958,000, lower legal expenses and professional services fees of $2,242,000, improved store selling expenses of $1,208,000 and lower travel expenses of $740,000.

Net gains from the disposition of assets for the thirteen weeks ended October 1, 2009, reflects $1,332,000 in gains from the sale and leaseback of three stores.

Interest expense declined by $176,000 to $6,922,000 in the third quarter of fiscal 2009 compared to $7,098,000 for the third quarter of fiscal 2008 primarily due to reduced debt levels.

Our income tax expense for the third quarter of fiscal year 2009 was $1,501,000 or an effective rate of 38.9% as compared to a tax benefit of $4,775,000 or an effective rate of 40.4% for the third quarter of fiscal year 2008. The current year third quarter included an $80,000 tax benefit resulting primarily from the settlement of certain state tax liabilities. Excluding this adjustment the effective tax rate would have been 41.0%.

Thirty-Nine Weeks Ended October 31, 2009 vs. Thirty-Nine Weeks Ended November 1, 2008

The following table presents for the periods indicated certain items in the condensed consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirty-Nine Weeks Ended	October 31, 2009 (Fiscal 2009)		November 1, 2008 (Fiscal 2008)		Favorable (Unfavorable)

Merchandise Sales	80.2%		81.4%		(1.7)%
Service Revenue (1)	19.8		18.6		6.1
Total Revenues	100.0		100.0		(0.3)
Costs of Merchandise Sales (2)	70.7	(3)	70.5	(3)	1.4
Costs of Service Revenue (2)	88.4	(3)	91.9	(3)	(2.0)
Total Costs of Revenues	74.2		74.5		0.6
Gross Profit from Merchandise Sales	29.3	(3)	29.5	(3)	(2.5)
Gross Profit from Service Revenue	11.6	(3)	8.1	(3)	52.1
Total Gross Profit	25.8		25.5		0.8
Selling, General and Administrative Expenses	22.4		24.7		9.5
Net Gain from Dispositions of Assets	0.1		0.7		(86.2)
Operating Profit	3.4		1.5		135.5
Non-operating Income	0.1		0.1		(7.3)
Interest Expense	1.1		1.3		19.2
Earnings from Continuing Operations Before Income Taxes	2.5		0.3		777.8
Income Tax Expense Benefit	41.9	(4)	4.4	(4)	NM
Net Earnings from Continuing Operations	1.5		0.3		433.4
Discontinued Operations, Net of Tax	—		(0.1)		55.7
Net Earnings	1.4		0.2		631.8

(1)	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.
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

NM  Percentage not meaningful

Total revenue and comparable sales for the thirty-nine weeks ended October 31, 2009 decreased by approximately 0.3% and 0.4% as compared to the thirty-nine weeks ended November 1, 2008. Comparable merchandise sales decreased 1.8% and was mostly offset by an increase in comparable service revenue of 5.9%. The decrease in merchandise sales was due to weaker sales in our retail business stemming from lower customer counts and less discretionary spending by our customers.

Gross profit as a percent of merchandise sales decreased to 29.3% for the thirty-nine weeks ended October 31, 2009 from 29.5% for the thirty-nine weeks ended November 1, 2008. Gross profit from merchandise sales decreased $8,619,000 or 2.5% primarily due to the reduced merchandise sales discussed above. Merchandise sales gross profit margins declined by 70 basis points as result of increased product promotions and an overall change in product mix, offset by lower occupancy and warehousing costs, which improved by 40 basis points.

Gross profit from service revenue increased as a percentage of service revenues to 11.6% for the thirty-nine weeks ended October 31, 2009 from 8.1% for the thirty-nine weeks ended November 1, 2008. Gross profit from service revenue increased by 52.1% or $11,435,000. This increase in gross profit was primarily due to the increase in service revenue which resulted in higher absorption of fixed expenses such as occupancy costs and to a certain extent, labor costs.

Selling, General and Administrative expenses, as a percentage of total revenues decreased from 24.7% for the thirty-nine weeks ended November 1, 2008 to 22.4% for the thirty-nine weeks ended October 31, 2009. Selling, General and Administrative expenses decreased $34,365,000 or 9.5%. The decrease was primarily due to reduced payroll and related expenses of $7,042,000, less media expense of $15,008,000, lower legal expenses and professional services fees of $7,604,000 and lower travel expenses of $2,384,000.

Net gain from the disposition of assets for the thirty-nine weeks ended October 31, 2009 and November 1, 2008 reflects gains of $1,319,000 and $ 9,555,000, respectively, primarily as a result of the sale and lease back transactions.

Interest expense declined by $3,653,000 to $15,324,000 for the thirty-nine weeks ended October 31, 2009 from $18,977,000 for the thirty-nine weeks ended November 1, 2008. Both periods included gains from the retirement of debt of $6,248,000 and $3,460,000, respectively. Excluding these gains, interest expense declined by $865,000 from 2008 to 2009 primarily due to reduced debt levels.

Income tax expense was $15,363,000 or an effective rate of 41.9% for the thirty-nine weeks ended October 31, 2009 as compared to $185,000 or an effective rate of 4.4% for the thirty-nine weeks ended November 1, 2008. The increase in tax expense was primarily due to improved earnings. The prior year included a one-time tax benefit of $2,200,000 resulting from the recording of a deferred tax asset due to a state tax law change.

INDUSTRY COMPARISON

We operate in the U.S. automotive aftermarket, which has two general lines of business: the Service Business defined as Do-It-For-Me (service labor, installed merchandise and tires) and the Retail Business defined as Do-It-Yourself (retail merchandise) and commercial. Generally, specialized automotive retailers focus on either the Retail or Service area of the business. We believe that operation in both the Retail and Service areas of the business positively differentiates us from most of our competitors. Although we manage our store performance at a store level in aggregation, we believe that the following presentation, which includes the reclassification of revenue from installed products from retail sales to service center revenue, shows an accurate comparison against competitors within the two sales arenas. We compete in the Retail area of the business through our retail sales floor and commercial sales business. Our Service Center business competes in the Service area of the industry.

The following table presents the revenues and gross profit for each area of the business:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(Dollar amounts in thousands)	2009	2008	2009	2008

Retail Sales (1)	$246,275	$253,492	$770,121	$802,707
Service Center Revenue (2)	226,368	210,674	687,921	659,545
Total Revenues	$472,643	$464,166	$1,458,042	$1,462,252

Gross Profit from Retail Sales (3)	$65,846	$68,360	$210,147	$220,139
Gross Profit from Service Center Revenue (3)	52,423	46,484	165,913	153,105
Total Gross Profit	$118,269	$114,844	$376,060	$373,244

(1)	Excludes revenues from installed products.
(2)	Includes revenues from installed products.
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

NEW ACCOUNTING STANDARDS

On December 30, 2008 the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). This pronouncement provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13 “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force,” (ASU 2009-13). This update eliminates the residual method of allocation and requires that consideration be allocated to all deliverables using the relative selling price method. ASU 2009-13 is effective for material revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact ASU 2009-13 will have on its consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Additionally, we estimate our interim product gross margins in accordance with the FASB’s ASC on Interim Reporting.

On an on-going basis, we evaluate our estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, merchandise inventories, income taxes, financing operations, restructuring costs, retirement benefits, risk participation agreements and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to “Critical Accounting Policies and Estimates” as reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, which disclosures are hereby incorporated by reference.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of our revolving credit agreement, changes in LIBOR or the Prime Rate could affect the rates at which we could borrow funds thereunder. At October 31, 2009 we had no borrowings under this facility. Additionally, we have a $149,985,000 Senior Secured Term Loan facility that bears interest at three month LIBOR plus 2.0%.

We have an interest rate swap for a notional amount of $145,000,000, which is designated as a cash flow hedge on our Senior Secured Term Loan. We record the effective portion of the change in fair value through Accumulated Other Comprehensive Loss.

The fair value of the interest rate swap was $15,246,000 and $15,808,000 payable at October 31, 2009 and January 31, 2009, respectively. Of the net $562,000 decrease in fair value during the thirty-nine weeks ended October 31, 2009, $496,000, net of tax, was recorded to accumulated other comprehensive loss on the condensed consolidated balance sheet.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were functioning effectively and provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5.  Other Information

None.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In September 2006, the United States Environmental Protection Agency (“EPA”) requested certain information from the Company as part of an investigation to determine whether the Company had violated, and is in violation of, the Clean Air Act and its non-road engine regulations. The information requested concerned certain generator and personal transportation merchandise offered for sale by the Company. In the fourth quarter of fiscal year 2008, the EPA informed the Company that it believed that the Company had violated the Clean Air Act by virtue of the fact that certain of this merchandise did not conform to their corresponding EPA Certificates of Conformity. During the third quarter of fiscal 2009, the Company and the EPA reached a settlement in principle of this matter requiring that the Company (i) pay a monetary penalty of $5 million, (ii) take certain corrective action with respect to certain inventory that had been restricted from sale during the course of the investigation, (iii) implement a formal compliance program and (iv) participate in certain non-monetary emission offset activities. The Company had previously accrued an amount equal to the agreed upon civil penalty and a $3 million contingency accrual with respect to the restricted inventory. During the third quarter of fiscal 2009, the Company reversed $1 million of the inventory accrual as a portion of the subject inventory was released for sale. When the Company successfully completes the required corrective action with respect to the remaining restricted inventory, it may reverse all or a portion of the remaining $2 million accrual in future periods.

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

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date:	December 09, 2009	by:	/s/ Raymond L. Arthur

Raymond L. Arthur
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002