Form 10-K
period 2010-01-30
PEP BOYS MANNY MOE & JACK
filed 2010-04-12
CIK 77449

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

         As of the close of business on August 2, 2009 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $456,221,486.

         As of April 2, 2010, there were 52,448,473 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year, for the Company's 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

i

PART I

ITEM 1    BUSINESS

GENERAL

        The Pep Boys—Manny, Moe & Jack and subsidiaries ("the Company") began operations in 1921 and is the only national chain offering automotive service, tires, parts and accessories. This positioning allows us to streamline the distribution channel and pass the savings on to our customer facilitating our vision of becoming the automotive solutions provider of choice for the value-oriented customer. Our primary operating unit is our Supercenter format, which serves both "do-it-for-me" ("DIFM", which includes service labor, installed merchandise and tires) and "do-it-yourself" ("DIY", or retail) customers with the highest quality service offerings and merchandise. In most of our Supercenters, we also have a commercial sales program that provides commercial credit and prompt delivery of tires, parts and other products to local, regional and national repair shops and dealers.

        The Company operates approximately 11,686,000 of gross square feet of retail space, including service bays. The Supercenters average approximately 20,700 square feet, Service & Tire Centers average 6,800 square feet and the Pep Express stores average 9,500 square feet.

        In 2009, as part of our long-term strategy to lead with automotive service, we began complementing our existing Supercenter store base with Service & Tire Centers. These Service & Tire Centers are designed to capture market share and leverage our existing Supercenters and support infrastructure. We currently plan to lease Service & Tire Center locations, as we believe that there are sufficient existing available locations with attractive lease terms to enable our expansion. We are targeting a total of 40 new Service & Tire Centers in fiscal 2010, and 80 in fiscal 2011. In fiscal 2009, we opened 24 new Service & Tire Centers including ten locations acquired through our purchase of Florida Tire, Inc. and one new Supercenter.

        The following table sets forth the percentage of total revenues from continuing operations contributed by each class of similar products or services for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein:

	Year ended
	January 30, 2010	January 31, 2009	February 2, 2008
Parts and accessories	63.9%	65.1%	66.6%
Tires	16.4	16.3	15.2

Total merchandise sales	80.3	81.4	81.8
Service labor	19.7	18.6	18.2

Total revenues	100.0%	100.0%	100.0%

        As of January 30, 2010, the Company operated its stores in 35 states and Puerto Rico. The following table indicates, by state, the number of stores the Company had in operation at the end of each of the last five fiscal years, and the number of stores opened and closed by the Company during each of the last four fiscal years:

NUMBER OF STORES AT END OF FISCALS 2006 THROUGH 2009

State	2009 Year End	Closed	Opened	2008 Year End	Closed	Opened	2007 Year End	Closed		Opened	2006 Year End
Alabama	1	—	—	1	—	—	1	—		—	1
Arizona	22	—	—	22	—	—	22	1		1	22
Arkansas	1	—	—	1	—	—	1	—		—	1
California	124	—	6	118	—	—	118	3		—	121
Colorado	7	—	—	7	—	—	7	1		—	8
Connecticut	7	—	—	7	—	—	7	1		—	8
Delaware	7	—	1	6	—	—	6	—		—	6
Florida	53	—	10	43	—	—	43	—		—	43
Georgia	22	—	—	22	—	—	22	3		—	25
Illinois	25	—	3	22	—	—	22	1		—	23
Indiana	7	—	—	7	—	—	7	2		—	9
Kansas	—	—	—	—	—	—	—	2		—	2
Kentucky	4	—	—	4	—	—	4	—		—	4
Louisiana	8	—	—	8	—	—	8	2		—	10
Maine	1	—	—	1	—	—	1	—		—	1
Maryland	18	—	—	18	—	—	18	1		—	19
Massachusetts	6	—	—	6	—	—	6	1		—	7
Michigan	5	—	—	5	—	—	5	2		—	7
Minnesota	3	—	—	3	—	—	3	—		—	3
Missouri	1	—	—	1	—	—	1	—		—	1
Nevada	12	—	—	12	—	—	12	—		—	12
New Hampshire	4	—	—	4	—	—	4	—		—	4
New Jersey	31	—	2	29	—	—	29	—		1	28
New Mexico	8	—	—	8	—	—	8	—		—	8
New York	29	—	—	29	—	—	29	—		—	29
North Carolina	8	—	—	8	—	—	8	2		—	10
Ohio	10	—	—	10	—	—	10	2		—	12
Oklahoma	5	—	—	5	—	—	5	1		—	6
Pennsylvania	45	—	3	42	—	—	42	—		—	42
Puerto Rico	27	—	—	27	—	—	27	—		—	27
Rhode Island	2	—	—	2	—	—	2	1		—	3
South Carolina	6	—	—	6	—	—	6	—		—	6
Tennessee	7	—	—	7	—	—	7	—		—	7
Texas	47	—	—	47	—	—	47	7		—	54
Utah	6	—	—	6	—	—	6	—		—	6
Virginia	16	—	—	16	—	—	16	—		—	16
Washington	2	—	—	2	—	—	2	—		—	2

Total	587	—	25	562	—	—	562	33	(1)	2	593

(1)
As more fully described in Note 11—Store Closures and Asset Impairments of the notes to the Consolidated Financial Statements included in Item 8, the Company closed 31 stores during the fourth quarter of fiscal 2007.

BUSINESS STRATEGY

        Our vision for Pep Boys is to take what we believe to be our industry-leading position in automotive services and accessories and become the automotive solutions provider of choice for the value-oriented customer. Our brand positioning—"Pep Boys Does Everything. For Less" is designed to convey to customers the breadth of the automotive services and merchandise that we offer and our value proposition. The four strategies to achieve our vision are to: (i) Earn the trust of our customers every day, (ii) Lead with our service business and grow through our Service & Tire Centers, (iii) Establish a differentiated retail experience by leveraging our Automotive Superstore and (iv) Leverage our Automotive Superstore to provide the most complete offering for our commercial customers.

        Earn the TRUST of our Customers every day.    We do this by delivering a customer experience that is based on Speed, Expertise, Respect and Value. We start with our associates, focusing on their hiring, training and development, and the conversion of their compensation to performance-based plans. In our stores, we strive to continuously improve the customer experience by providing better looking and easier to shop stores and more consistent execution of our simplified and streamlined operations. We have developed a specific tailored marketing plan for each of our markets to maximize our reach and efficiencies. These marketing programs focus on TV and radio promotions scheduled around traditional shopping holidays that focus on the most frequently needed services. These promotions are supplemented by extensive direct marketing and grass-roots campaigns and occasional print campaigns. And our Rewards program that benefits customers whether they choose to do it themselves or have us do it for them, helps to drive customer count increases and repeat business through discounted towing, free services and rewards points for purchases.

        Lead with our Service business and grow through our Service & Tire Centers.    We do this by being a full service—tire, maintenance and repair—shop that DOES EVERYTHING. FOR LESS. Our full service capabilities, ASE-certified technicians and continuous investment in training and equipment allow customers to rely on us for all of their automotive service and maintenance needs. We can provide these services at highly-competitive prices because our size and business model allow us to buy quality parts at lower prices and pass those savings onto our customers.

        Our store growth plans are centered on a "hub and spoke" model, which calls for adding smaller neighborhood Service & Tire Centers to our existing Supercenter store base in order to further leverage our existing inventories, distribution network, operations infrastructure and advertising spend. We opened 25 new stores in 2009—24 Service & Tire Centers and one smaller prototype Supercenter. Our plans call for 40 more new locations in 2010, followed by 80 in 2011. The typical Service & Tire Center is full service with approximately six service bays and $1 million in expected sales. Our Supercenters were built to be destination stores. Our Service & Tire Centers offer customer convenience, allowing us to be close to our customers' home or work.

        Establish a differentiated Retail experience by leveraging our Automotive Superstore.    The size of our stores allows us to provide the highest level of replacement parts coverage and the broadest range of maintenance, performance and appearance products and accessories in the industry. As part of our commitment to carry the best assortment of automotive aftermarket merchandise, we make assortment decisions by examining every merchandise category using market and demographic data to assure we have the best product in the right place. This category management process ensures our assortment includes the appropriate coverage for service, retail and commercial consumers as well as allowing us to make good, sound decisions about price, product and promotions.

        Leverage our Automotive Superstore to provide the most complete offering for our Commercial customers.    To further leverage our inventory and automotive aftermarket expertise, we continue to expand our commercial operations. In addition to offering these customers parts and fluids, we enjoy a competitive advantage of also being able to offer tires, equipment, accessories and services.

STORE IMPROVEMENTS

        In fiscal 2009, the Company's capital expenditures totaled $43,214,000 which included the addition of 25 stores and one regional tire and battery distribution center, as well as other store and corporate improvements. Our fiscal 2010 capital expenditures are expected to be approximately $68,000,000 which includes the addition of approximately 40 Service & Tire Centers and other store and corporate improvements. These expenditures are expected to be funded from cash on hand, net cash generated from operating activities and the Company's existing line of credit.

SERVICES AND PRODUCTS

        The Company operates a total of 6,027 service bays in 578 of its 587 locations. Each service location performs a full range of automotive repair and maintenance services (except body work) and installs tires, hard parts and accessories.

        Each Pep Boys Supercenter and Pep Express store carries a similar product line, with variations based on the number and type of cars in the markets where the store is located, while a Pep Boys Service & Tire Center carries tires and a limited selection of our other products. A full complement of inventory at a typical Supercenter includes an average of approximately 25,000 items, while Service & Tire Centers average approximately 4,000 items. The Company's product lines include: tires (not stocked at Pep Express stores); batteries; new and remanufactured parts for domestic and import vehicles; chemicals and maintenance items; fashion, electronic, and performance accessories; and a limited amount of select non-automotive merchandise that appeals to automotive "Do-It-Yourself" customers, such as generators, power tools, personal transportation products and canopies.

        In addition to offering a wide variety of high quality name brand products, the Company sells an array of high quality products under various private label names. The Company sells tires under the names DEFINITY, FUTURA® and CORNELL®, and batteries under the name PROSTART®. The Company also sells wheel covers under the name FUTURA®; water pumps and cooling system parts under the name PROCOOL®; air filters, anti-freeze, chemicals, cv axles, lubricants, oil, oil filters, oil treatments, transmission fluids, wheel rims and wiper blades under the name PROLINE®; alternators, battery booster packs, alkaline type batteries and starters under the name PROSTART®; power steering hoses, chassis parts and power steering pumps under the name PROSTEER®; brakes under the name PROSTOP® and brakes, starters, and ignitions under the name VALUEGRADE. All products sold by the Company under various private label names were approximately 31%, 28%, and 27% of the Company's merchandise sales in fiscal 2009, 2008, and 2007, respectively.

        The Company's commercial automotive parts delivery program, branded PEP EXPRESS PARTS®, is designed to increase the Company's market share with the professional installer and to leverage inventory investment. The program satisfies the commercial customer's automotive inventory needs by taking advantage of the breadth and quality of the Company's parts inventory as well as its experience supplying its own service bays and mechanics. As of January 30, 2010, approximately 80% or 451 of the Company's 562 Supercenters and Pep Express stores provided commercial parts delivery as compared to approximately 76% or 428 stores at the end of fiscal 2008.

        In May 2009, the Company began a 20-store pilot program designed to fulfill the Company's goal of becoming the automotive solutions provider of choice for mobile electronics and installation services. The Company re-organized our automotive audio product lines to include radios, speakers, amplifiers, remote starters and alarm systems from the most popular brands. The key to this program was the addition of expert sales and installation technicians to service our customers' needs. In November 2009, we added an additional 11 stores to the program and we expect to expand to a total of 150 stores by the end of the second quarter of fiscal 2010.

        The Company has a point-of-sale system in all of its stores, which gathers sales and inventory data by stock-keeping unit from each store on a daily basis. This information is then used by the Company to help formulate its pricing, inventory, marketing, and merchandising strategies. The Company has an electronic parts catalog that allows our employees to efficiently look up the parts that our customers need and to provide complete job solutions, advice and information for customer vehicles. The Company has an electronic work order system in all of its service centers. This system creates a service history for each vehicle, provides customers with a comprehensive sales document and enables the Company to maintain a service customer database.

        The Company primarily uses an "Everyday Low Price" (EDLP) strategy in establishing its selling prices. Management believes that EDLP provides better value to its customers on a day-to-day basis, helps level customer demand and allows more efficient management of inventories. On a periodic basis, the Company employs a promotional pricing strategy on select items and service offers to drive increased customer traffic.

        The Company uses various forms of advertising to promote its service and repair capabilities , merchandise offerings and its commitment to customer service and satisfaction. The Company is committed to an effective promotional schedule with TV and radio promotions that focus on the most frequently needed services and are scheduled around periods of time when automotive repair and preventative maintenance are top of mind and relevant to our customers. These promotions will be supplemented by extensive direct marketing and grass-roots campaigns and occasional print campaigns.

        The Company maintains a website located at www.pepboys.com. It serves as an important portal to our Company, allowing consumers the freedom and convenience to access more information about the organization, our stores and our service, tires, parts and accessories offerings online. The site also provides consumers with general and seasonal car care tips, do-it-yourself vehicle maintenance and light repair guidance and safe driving pointers. Exclusive online coupons are available to site visitors who register their e-mail addresses with us. These coupons cover special discounts on services and products at Pep Boys.

        In fiscal 2009, approximately 35% of the Company's total revenues were cash transactions with the remainder being co-branded credit card, other credit and debit card transactions and commercial credit accounts.

STORE OPERATIONS AND MANAGEMENT

        Most Pep Boys stores are open seven days a week. Each Supercenter has a Retail Manager and Service Manager (Service & Tire Centers only have a Service Manager while Pep Express stores only have a Retail Manager) who report to geographic-specific Area Directors and Division Vice Presidents. The Division Vice Presidents report to the Senior Vice President of Stores who in turn reports to the Chief Executive Officer. As of January 30, 2010, a Retail Manager's and a Service Manager's average length of service with the Company is approximately 9.3 and 6.3 years, respectively.

        Supervision and control over individual stores is facilitated by means of the Company's computer system, operational handbooks and regular visits to stores by Area Directors and Divisional Vice Presidents. All of the Company's advertising, accounting, purchasing, information technology, and most of its administrative functions are conducted at its corporate headquarters in Philadelphia, Pennsylvania. Certain administrative functions for the Company's regional operations are performed at various regional offices of the Company. See "Item 2 Properties."

INVENTORY CONTROL AND DISTRIBUTION

        Most of the Company's merchandise is distributed to its stores from its warehouses by dedicated and contract carriers. Target levels of inventory for each product are established for each warehouse and store based upon prior shipment history, sales trends and seasonal demand. Inventory on hand is compared to the target levels on a weekly basis at each warehouse, potentially triggering re-ordering of merchandise from suppliers. In addition, each Pep Boys store has an automated inventory replenishment system that orders additional inventory, generally from a warehouse, when a store's inventory on-hand falls below the target levels.

        The Company also maintains Superhub stores which have a larger assortment of product than our normal Supercenter. Implementation of the Superhub store concept enabled local expansion of our product assortment in a cost effective manner. We are now able to satisfy customer needs for slow moving product by carrying limited amounts of this product at Superhub stores. These Superhubs then deliver this product to requesting Supercenters to fulfill customer demand. Superhub stores are generally replenished from distribution centers multiple times per week.

SUPPLIERS

        During fiscal 2009, the Company's ten largest suppliers accounted for approximately 52% of the merchandise purchased by the Company. No single supplier accounted for more than 18% of the Company's purchases. The Company has no long-term contracts under which it is required to purchase merchandise except for a contract to purchase bulk oil for use in the Company's service bays, which is anticipated to expire in 2010. Management believes that the relationships the Company has established with its suppliers are generally good.

        In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist, at similar cost, for the types of merchandise sold in its stores.

COMPETITION

        The Company operates in a highly competitive environment. The Company encounters competition from nationwide and regional chains and from local independent service provides and merchants. The Company's competitors include general, full range, discount or traditional department stores which carry automotive parts and accessories and/or have automotive service centers, as well as specialized automotive retailers. Generally, the specialized automotive retailers focus on either the "do-it-yourself" or "do-it-for-me" areas of the business. The Company believes that its operation in both the "do-it-for-me" and "do-it-yourself" areas of the business positively differentiates it from most of its competitors. However, certain competitors are larger in terms of sales volume, store size, and/or number of stores. Therefore, these competitors have access to greater capital and management resources and have been operating longer or have more stores in particular geographic areas than the Company. The principal methods of competition in our industry include store location, customer service and product offerings, quality and price.

REGULATION

        The Company is subject to various federal, state and local laws and governmental regulations relating to the operation of its business, including those governing the handling, storage and disposal of hazardous substances contained in the products it sells and uses in its service bays, the recycling of batteries, tires and used lubricants, the sale of small engine merchandise and the ownership and operation of real property.

EMPLOYEES

        At January 30, 2010, the Company employed 17,718 persons as follows:

Description	Full-time	%	Part-time	%	Total	%
Retail	3,839	32.3	4,233	72.5	8,072	45.6
Service center	6,774	57.0	1,515	26.0	8,289	46.8

Store total	10,613	89.3	5,748	98.5	16,361	92.4
Warehouses	541	4.6	83	1.4	624	3.5
Offices	727	6.1	6	0.1	733	4.1

Total employees	11,881	100.0	5,837	100.0	17,718	100.0

        The Company had no union employees as of January 30, 2010. At January 31, 2009, the Company employed 12,169 full-time and 6,289 part-time employees.

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

        Copies of our SEC reports are also available free of charge. Please call our investor relations department at 215-430-9720 or write Pep Boys, Investor Relations, 3111 West Allegheny Avenue, Philadelphia, PA 19132 to request copies.

EXECUTIVE OFFICERS OF THE COMPANY

        The following table indicates the name, age, tenure with the Company and position (together with the year of election to such position) of the executive officers of the Company:

Name	Age	Tenure with Company as of April 2010	Position with the Company and Date of Election to Position
Michael R. Odell	46	3 years	Chief Executive Officer since September 2008
Raymond L. Arthur	51	2 years	Executive Vice President—Chief Financial Officer since May 2008
Joseph A. Cirelli	51	33 years	Senior Vice President—Business Development since November 2007
Troy E. Fee	41	3 years	Senior Vice President—Human Resources since July 2007
William E. Shull III	51	2 years	Senior Vice President—Stores since September 2008
Scott A. Webb	46	3 years	Senior Vice President—Merchandising & Marketing since September 2007
Brian D. Zuckerman	40	11 years	Senior Vice President—General Counsel & Secretary since March 2009

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

        Raymond L. Arthur joined Pep Boys in May 2008 after serving as Executive Vice President and Chief Financial Officer of Toys "R" Us Inc., from 2004 to 2006, where he oversaw its strategic review and restructuring of company-wide operations, as well as managing the leveraged buy-out of the company. During his seven year tenure at Toys "R" Us, Mr. Arthur also served as President and Chief Financial Officer of toysrus.com from 2000 to 2003 and as Corporate Controller of Toys "R" Us from 1999 to 2000. Prior to that, he worked in a variety of roles of increasing responsibility for General Signal, American Home Products, American Cyanamid and in public accounting.

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

        William E. Shull III joined the Company in September 2008 as Senior Vice President—Stores. Over the last 25 years Mr. Shull has held several senior management positions where his focus was on building and integrating store management teams into successfully profitable and cohesive units. Some of his executive positions include SVP—Sales at The Wiz; SVP—Mall Operations of TransWorld Entertainment; SVP—Operations of Hollywood Entertainment; and in his 13 years at AutoZone he was instrumental in building the foundation of the retail chain in 4 geographic regions and responsible for store communications, training, and served on several strategic initiative committees. He was also a principal and the COO of a small, high-end custom electronics firm in Memphis TN, selling his stake in 2005.

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

        Each of the executive officers serves at the pleasure of the Board of Directors of the Company.

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

        We require significant capital to fund our business. While we believe we have the ability to sufficiently fund our planned operations and capital expenditures for the next fiscal year, circumstances could arise that would materially affect our liquidity. For example, cash flows from our operations could be affected by changes in consumer spending habits or the failure to maintain favorable vendor payment terms or our inability to successfully implement sales growth initiatives. We may be unsuccessful in securing alternative financing when needed, on terms that we consider acceptable, or at all.

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

        We are subject to various federal, state and local environmental laws and governmental regulations relating to the operation of our business, including those governing the handling, storage and disposal of hazardous substances contained in the products we sell and use in our service bays, the recycling of batteries, tires and used lubricants, the ownership and operation of real property and the sale of small engine merchandise. When we acquire or dispose of real property or enter into financings secured by real property, we undertake investigations that may reveal soil and/or groundwater contamination at the subject real property. All such known contamination has either been remediated, or is in the process of being remediated. Any costs expected to be incurred related to such contamination are either covered by insurance or financial reserves or provided for in the consolidated financial statements. However, there exists the possibility of additional soil and/or groundwater contamination on our real property where we have not undertaken an investigation. A failure by us to comply with environmental laws and regulations could have a material adverse effect on us.

Risks Related to Our Industry

         Our industry is highly competitive, and price competition in some segments of the automotive aftermarket or a loss of trust in our participation in the "do-it-for-me" market, could cause a material decline in our revenues and earnings.

        The automotive aftermarket retail and service industry is highly competitive and subjects us to a wide variety of competitors. We compete primarily with the following types of businesses in each segment of the automotive aftermarket:

Do-It-Yourself

  Retail

  •
  automotive parts and accessories stores;

  •
  automobile dealers that supply manufacturer replacement parts and accessories; and

  •
  mass merchandisers and wholesale clubs that sell automotive products and select non-automotive merchandise that appeals to automotive "Do-It-Yourself" customers, such as generators, power tools and canopies.

  Commercial

  •
  mass merchandisers, wholesalers and jobbers (some of which are associated with national parts distributors or associations).

Do-It-For-Me

  Service

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

  Tires

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

        During fiscal 2009, there was significant deterioration in the global financial markets and economic environment, which negatively impacted consumer spending and our revenues. If these adverse trends in economic conditions continue or worsen, or if our efforts to counteract the impacts of these trends are not sufficiently effective, our revenues would continue to decline, negatively affecting our results of operations.

         Consolidation among our competitors may negatively impact our business.

        Our industry has experienced consolidation over time. If this trend continues or if they are able to achieve efficiencies in their mergers, the Company may face greater competitive pressures in the market in which they operate.

ITEM 1B    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2    PROPERTIES

        The Company owns its five-story, approximately 300,000 square foot corporate headquarters in Philadelphia, Pennsylvania and a 60,000 square foot structure in Los Angeles, California. The Company also owns the following administrative regional offices—approximately 4,000 square feet of space in each of Melrose Park, Illinois and Bayamon, Puerto Rico. The Company leases administrative regional offices of approximately 1,700 square feet in Whitemarsh, Maryland and approximately 4,000 square feet in Carrollton, Texas.

        Of the 587 store locations operated by the Company at January 30, 2010, 231 are owned and 356 are leased. As of January 30, 2010, 126 of the 231 stores owned by the Company are currently used as collateral under our Senior Secured Term Loan, due October 2013.

        The following table sets forth certain information regarding the owned and leased warehouse space utilized by the Company to replenish its store locations at January 30, 2010:

Warehouse Locations	Products Warehoused	Approximate Square Footage	Owned or Leased	Stores Serviced	States Serviced
San Bernardino, CA	All	600,000	Leased	167	AZ, CA, NM, NV, UT, WA
McDonough, GA	All	392,000	Owned	137	AL, FL, GA, LA, NC, PR, SC, TN, VA
Mesquite, TX	All	244,000	Owned	68	AR, CO, LA, MO, NM, OK, TX
Plainfield, IN	All	403,000	Owned	68	IL, IN, KY, MI, MN, OH, PA, TN
Chester, NY	All	400,400	Owned	147	CT, DE, MA, MD, ME, NH, NJ, NY, PA, RI, VA
Philadelphia, PA	Tires & Batteries	43,000	Leased	47	DE, NJ, PA
McDonough, GA	All except tires	30,000	Leased	—	Auxiliary warehouse space

Total		2,112,400

        In addition to the distribution centers above, the Company leases four satellite warehouses of approximately 78,700 square feet each. These satellite warehouses stock approximately 36,000 Stock-Keeping Units (SKUs), serve an average of 10-30 stores and have retail capabilities. The Company anticipates that its existing and future warehouse space and its access to outside storage will accommodate inventory necessary to support future store expansion and any increase in SKUs through the end of fiscal 2010.

ITEM 3    LEGAL PROCEEDINGS

        In September 2006, the United States Environmental Protection Agency ("EPA") requested certain information from the Company as part of an investigation to determine whether the Company had violated, and is in violation of, the Clean Air Act and its non-road engine regulations. The information requested concerned certain generator and personal transportation merchandise offered for sale by the Company. In the fourth quarter of fiscal 2008, the EPA informed the Company that it believed that the Company had violated the Clean Air Act by virtue of the fact that certain of this merchandise did not conform to their corresponding EPA Certificates of Conformity. During the third quarter of fiscal 2009, the Company and the EPA reached a settlement in principle of this matter requiring that the Company (i) pay a monetary penalty of $5 million, (ii) take certain corrective action with respect to certain inventory that had been restricted from sale during the course of the investigation, (iii) implement a formal compliance program and (iv) participate in certain non-monetary emission offset activities. The Company had previously accrued an amount equal to the agreed upon civil penalty and a $3 million contingency accrual with respect to the restricted inventory. During each of the third and fourth quarters of fiscal 2009, the Company reversed approximately $1 million of the inventory accrual as a portion of the subject inventory was released for sale.

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

ITEM 4    (REMOVED AND RESERVED)

PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common stock of The Pep Boys—Manny, Moe & Jack is listed on the New York Stock Exchange under the symbol "PBY." There were 4,998 registered shareholders as of April 2, 2010. The following table sets forth for the periods listed, the high and low sale prices and the cash dividends paid on the Company's common stock.

MARKET PRICE PER SHARE

	Market Price Per Share
			Cash Dividends Per Share
	High	Low
Fiscal 2009
Fourth quarter	$9.29	$7.76	$0.0300
Third quarter	10.69	8.40	0.0300
Second quarter	10.83	5.87	0.0300
First quarter	8.52	2.76	0.0300
Fiscal 2008
Fourth quarter	$5.31	$2.62	$0.0675
Third quarter	9.49	3.00	0.0675
Second quarter	10.36	6.40	0.0675
First quarter	12.56	8.59	0.0675

        On September 7, 2006, the Company renewed its share repurchase program and reset the authority back to $100,000,000 for repurchases to be made from time to time in the open market or in privately negotiated transactions. During the first quarter of fiscal 2007, the Company repurchased 2,702,460 shares of Common Stock for $50,841,000. The Company also disbursed during the first quarter of fiscal 2007, $7,311,000 for 494,800 shares of Common Stock repurchased during the fourth quarter of fiscal 2006. This program expired on September 30, 2007.

        On March 12, 2009, the Board of Directors reduced the quarterly cash dividend to $0.03 per share. It is the present intention of the Board of Directors to continue to pay this quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company and other factors which the Board of Directors deems relevant.

        On January 26, 2010, the Company terminated the flexible employee benefits trust (the "Trust") that was established on April 29, 1994 to fund a portion of the Company's obligations arising from various employee compensation and benefit plans. In accordance with the terms of the Trust, upon its termination, the Trust's sole asset, consisting of 2,195,270 shares of the Company's common stock, was transferred to the Company in exchange for the full satisfaction and discharge of all intercompany indebtedness then owed by the Trust to the Company. The termination of the Trust has no impact on the Company's consolidated financial statements, except for the reclassification of the shares from within the shareholders equity section of the Company's Consolidated Balance Sheets.

EQUITY COMPENSATION PLANS

        The following table sets forth the Company's shares authorized for issuance under its equity compensation plans at January 30, 2010:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column (a))
Equity compensation plans approved by security holders	2,005,775	$6.83	2,240,075

STOCK PRICE PERFORMANCE

        The following graph compares the cumulative total return on shares of Pep Boys stock over the past five years with the cumulative total return on shares of companies in (1) the Standard & Poor's SmallCap 600 Index, (2) the S&P 600 Automotive Retail Index and (3) an index of peer and comparable companies as determined by the Company. The comparison assumes that $100 was invested in January 2005 in Pep Boys Stock and in each of the indices and assumes reinvestment of dividends. The S&P 600 Automotive Retail Index consists of companies in the S&P SmallCap 600 index that meet the definition of the automotive retail classification, and is currently comprised of: Group 1 Automotive, Inc.; Lithia Motors, Inc.; Midas, Inc.; Monro Muffler Brake, Inc.; Sonic Automotive, Inc.; and The Pep Boys—Manny, Moe & Jack. The companies currently comprising the Peer Group are: Aaron's, Inc.; Advance Auto Parts, Inc.; AutoZone, Inc.; Big 5 Sporting Goods Corp.; Cabelas, Inc.; Conn's, Inc.; Dick's Sporting Goods, Inc.; Gander Mountain Co.; HHGregg, Inc.; Midas, Inc.; Monro Muffler Brake, Inc.; O'Reilly Automotive, Inc.; PetSmart, Inc.; RadioShack Corp.; Rent-A-Center, Inc.; Tractor Supply Co.; West Marine, Inc.

Company/Index	Jan. 2005	Jan. 2006	Jan. 2007	Jan. 2008	Jan. 2009	Jan. 2010
Pep Boys	$100	$96.28	$100.82	$74.66	$19.39	$56.85
S&P SmallCap 600 Index	$100	$121.83	$133.89	$125.70	$77.58	$107.81
Peer Group	$100	$106.38	$121.59	$103.35	$87.78	$119.43
S&P 600 Automotive Retail Index(1)	$100	$130.35	$170.07	$106.98	$29.30	$81.20

(1)
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

Fiscal Year Ended	Jan. 30, 2010		Jan. 31, 2009	Feb. 2, 2008	Feb. 3, 2007	Jan. 28, 2006
	(dollar amounts are in thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA(6)
Merchandise sales	$1,533,619		$1,569,664	$1,749,578	$1,853,077	$1,830,632
Service revenue	377,319		358,124	388,497	390,778	378,342
Total revenues	1,910,938		1,927,788	2,138,075	2,243,855	2,208,974
Gross profit from merchandise sales(7)	448,815	(1)	440,502 (3)	443,626 (4)	533,276	470,019
Gross profit from service revenue(7)	37,292	(1)	24,930 (3)	42,611 (4)	33,004	32,276
Total gross profit	486,107	(1)	465,432 (3)	486,237 (4)	566,280	502,295
Selling, general and administrative expenses	430,261		485,044	518,373	546,399	519,600 (5)
Net gain from disposition of assets	1,213		9,716	15,151	8,968	4,826
Operating profit (loss)	57,059		(9,896)	(16,985)	28,849	(12,479) (5)
Non-operating income	2,261		1,967	5,246	7,023	3,897
Interest expense	21,704	(2)	27,048 (2)	51,293	49,342	49,040
Earnings (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	37,616	(1)	(34,977) (3)	(63,032) (4)	(13,470)	(57,622) (5)
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	24,113		(28,838)	(37,438)	(7,071)	(36,595)
Discontinued operations, net of tax	(1,077)	(1)	(1,591) (3)	(3,601) (4)	4,333	1,088
Cumulative effect of change in accounting principle, net of tax	—		—	—	189	(2,021)
Net earnings (loss)	23,036		(30,429)	(41,039)	(2,549)	(37,528)
BALANCE SHEET DATA
Working capital	$205,525		$179,233	$195,343	$163,960	$247,526
Current ratio	1.40 to 1		1.33 to 1	1.35 to 1	1.27 to 1	1.43 to 1
Merchandise inventories	$559,118		$564,931	$561,152	$607,042	$616,292
Property and equipment-net	$706,450		$740,331	$780,779	$906,247	$947,389
Total assets	$1,499,086		$1,552,389	$1,583,920	$1,767,199	$1,821,753
Long-term debt, excluding current maturities	$306,201		$352,382	$400,016	$535,031	$586,239
Total stockholders' equity	$443,295		$423,156	$470,712	$567,755	$594,565
DATA PER COMMON SHARE
Basic earnings (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$0.46		$(0.55)	$(0.72)	$(0.13)	$(0.67)
Basic earnings (loss) net	0.44		(0.58)	(0.79)	(0.05)	(0.69)
Diluted earnings (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principal	0.46		(0.55)	(0.72)	(0.13)	(0.67)
Diluted earnings (loss) net	0.44		(0.58)	(0.79)	(0.05)	(0.69)
Cash dividends declared	0.12		0.27	0.27	0.27	0.27
Book value per share	8.46		8.10	9.10	10.53	10.97
Common share price range:
High	10.83		12.56	22.49	16.55	18.80
Low	2.76		2.62	8.25	9.33	11.75
OTHER STATISTICS
Return on average stockholders' equity(8)	5.3%		(6.8)%	(7.9)%	(0.4)%	(6.0)%
Common shares issued and outstanding	52,392,967		52,237,750	51,752,677	53,934,084	54,208,803
Capital expenditures	$43,214		$151,883 (9)	$43,116	$53,903	$92,083
Number of stores	587		562	562	593	593
Number of service bays	6,027		5,845	5,845	6,162	6,162

(1)
Includes an aggregate pretax charge of $3,110 for asset impairment, of which $2,211 was charged to merchandise cost of sales, $673 was charged to service cost of sales and $226 (pretax) was charged to discontinued operations.

(2)
Fiscal 2009 includes gain from debt retirement of $6,248. Fiscal 2008 includes a gain from debt retirement of $3,460, partially offset by a $1,172 charge for deferred financing costs.

(3)
Includes an aggregate pretax charge of $5,353 for asset impairment, of which $2,779 was charged to merchandise cost of sales, $648 was charged to service cost of sales and $1,926 (pretax) was charged to discontinued operations.

(4)
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

(5)
Includes a pretax charge of $4,200 related to an asset impairment charge reflecting the remaining value of a commercial sales software asset, which was included in selling, general and administrative expenses.

(6)
Statement of operations data reflects 53 weeks for the fiscal year ended February 3, 2007 while the other fiscal years reflect 52 weeks.

(7)
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

(8)
Return on average stockholders' equity is calculated by taking the net earnings (loss) for the period divided by average stockholders' equity for the year.

(9)
Includes the purchase of master lease assets for $117,121.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following discussion and analysis explains the results of our operations for fiscal 2009 and 2008 and significant developments affecting our financial condition as of January 30, 2010. This discussion and analysis below should be read in conjunction with Item 6 "Selected Consolidated Financial Data," and our consolidated financial statements and the notes included elsewhere in this report. The discussion and analysis contains "forward looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Forward looking statements include management's expectations regarding implementation of its long-term strategic plan, future financial performance, automotive aftermarket trends, levels of competition, business development activities, future capital expenditures, financing sources and availability and the effects of regulation and litigation. Actual results may differ materially from the results discussed in the forward looking statements due to a number of factors beyond our control, including those set forth under the section entitled "Item 1A Risk Factors" elsewhere in this report.

Introduction

        The Pep Boys-Manny, Moe & Jack is the only national chain offering automotive service, tires, parts and accessories. This positioning allows us to streamline the distribution channel and pass the savings to the customer facilitating our vision of becoming the automotive solutions provider of choice for the value-oriented customer. The majority of our stores are in a Supercenter format, which serves both "do-it-for-me" ("DIFM", which includes service labor, installed merchandise and tires) and "do-it-yourself" ("DIY", or retail) customers with the highest quality service offerings and merchandise. Most of our Supercenters also have a commercial sales program that provides delivery of tires, parts and other products to automotive repair shops and dealers. In 2009, as part of our long-term strategy to lead with automotive service, we began complementing our existing Supercenter store base with Service & Tire Centers. These Service & Tire Centers are designed to capture market share and leverage our existing Supercenter and support infrastructure. During fiscal 2009, we opened 24 new Service & Tire Centers, including ten locations acquired through our purchase of the assets of Florida Tire, Inc., and opened one new prototype Supercenter. We are targeting a total of 40 new Service & Tire Centers in fiscal 2010 and 80 in fiscal 2011. As of January 30, 2010, we operated 553 Supercenters and 25 Service & Tire Centers, as well as nine legacy Pep Express (retail only) stores throughout 35 states and Puerto Rico.

EXECUTIVE SUMMARY

        During fiscal 2009, the Company continued to focus on executing its long-term strategic plan and reported its first profitable year since fiscal 2004. For fiscal 2009, earnings from continuing operations before taxes increased by $72,593,000 to $37,616,000, compared to a loss from continuing operations before taxes of $34,977,000 in the prior year. Net earnings for fiscal 2009 increased by $53,465,000 to $23,036,000, compared to a net loss of $30,429,000 in the prior year. Our increase in profitability resulted primarily from increased service revenues, increased gross profit margins and lower selling, general and administrative expenses due to continued disciplined spending control. Our diluted earnings per share for fiscal 2009 was $0.44, a $1.02 improvement over the $0.58 loss per diluted share recorded in fiscal 2008 (see Results of Operations).

        For fiscal 2009, our comparable sales (sales generated by locations in operation during the same period of the prior year) decreased by 1.2% compared to a decrease of 8.0% in the prior year. The decrease in comparable sales was comprised of a 4.7% increase in comparable service revenue and a 2.6% decrease in comparable merchandise sales. The difficult macroeconomic environment, including continued high unemployment and tight credit, negatively impacted sales of our discretionary product categories such as accessories and complementary merchandise. Sales of non-discretionary product categories such as service and hard parts have benefited somewhat from this environment, as customers have focused on maintaining their existing vehicles rather than purchasing new vehicles. In addition, our non-discretionary product categories are primarily impacted by miles driven, which stabilized in the second half of 2009 after having declined for the previous year. We believe that the stabilization in miles driven is primarily due to lower gasoline prices.

        The Company remains focused on refining and expanding the parts assortment to improve our in stock position, improving execution and the customer experience and utilizing television and radio advertising to communicate our value offerings. In fiscal 2009, we were able to successfully increase customer traffic and sales in our service and commercial businesses.

RESULTS OF OPERATIONS

        The following discussion explains the material changes in our results of operations for the years ended January 30, 2010, January 31, 2009 and February 2, 2008.

Analysis of Statement of Operations

        The following table presents, for the periods indicated, certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Year ended	Jan 30, 2010 (Fiscal 2009)		Jan 31, 2009 (Fiscal 2008)	Feb 2, 2008 (Fiscal 2007)	Fiscal 2009 vs. Fiscal 2008	Fiscal 2008 vs. Fiscal 2007
Merchandise sales	80.3%		81.4%	81.8%	(2.3)%	(10.3)%
Service revenue(1)	19.7		18.6	18.2	5.4	(7.8)

Total revenues	100.0		100.0	100.0	(0.9)	(9.8)

Costs of merchandise sales(2)	70.7	(3)	71.9 (3)	74.6 (3)	3.9	13.5
Costs of service revenue(2)	90.1	(3)	93.0 (3)	89.0 (3)	(2.1)	3.7
Total costs of revenues	74.6		75.9	77.3	2.6	11.5
Gross profit from merchandise sales	29.3	(3)	28.1 (3)	25.4 (3)	1.9	(0.7)
Gross profit from service revenue	9.9	(3)	7.0 (3)	11.0 (3)	49.6	(41.5)
Total gross profit	25.4		24.1	22.7	4.4	(4.3)
Selling, general and administrative expenses	22.5		25.2	24.2	11.3	6.4
Net gain from disposition of assets	0.1		0.5	0.7	(87.5)	(35.9)
Operating profit (loss)	3.0		(0.5)	(0.8)	676.6	41.7
Non-operating income	0.1		0.1	0.2	14.9	(62.5)
Interest expense	1.1		1.4	2.4	19.8	47.3
Earnings (loss) from continuing operations before income taxes	2.0		(1.8)	(2.9)	207.5	44.5
Income tax expense (benefit)	35.9	(4)	17.6 (4)	40.6 (4)	(320.0)	(76.0)
Earnings (loss) from continuing operations	1.3		(1.5)	(1.8)	183.6	23.0
Discontinued operations, net of tax	(0.1)		(0.1)	(0.1)	32.3	55.8

Net earnings (loss)	1.2		(1.6)	(1.9)	175.7	25.9

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

(4)
As a percentage of loss from continuing operations before income taxes

Fiscal 2009 vs. Fiscal 2008

        Total revenue and comparable sales for fiscal 2009 decreased 0.9% and 1.2%, respectively as compared to the prior year. The 1.2% decrease in comparable store revenues consisted of a 4.7% increase in comparable service revenue offset by a 2.6% decrease in comparable merchandise sales. While our total revenue figures were favorably impacted by our opening of 25 new stores in fiscal 2009, a new store is not added to our comparable store sales base until it reaches its 13th month of operation. Stores are removed from the comparable store sales base upon their relocation or closure. Once a relocated store reaches its 13th month of operation at its new location, it is added back into our comparable store sales base. Square footage increases are immaterial and accordingly, are not considered in our calculations of comparable store sales data.

        Total merchandise sales decreased 2.3% to $1,533,619,000 compared to $1,569,664,000 in fiscal 2008. Total service revenue increased 5.4% to $377,319,000 from $358,124,000 in the prior year. The decrease in merchandise sales was primarily due to weaker sales in our retail business stemming from less discretionary spending by our customers and lower DIY customer counts. Excluding sales of discretionary products such as generators, electronics and transportation products, our DIY core automotive sales remained relatively flat year over year. Service revenues increased in fiscal 2009 as compared to fiscal 2008 primarily due to increased customer counts.

        During fiscal 2009, customer traffic generated by improved store execution, promotional events and an improved hard parts inventory position resulted in an increase in service and commercial customer count. However, total customer count declined as a result of a decrease in DIY customer count. We believe the decrease in retail customer count is due to reduced spending as a result of the current economic environment and our competitors continuing to open new stores as well as the result of the long-term industry decline in the DIY business. In addition, we carry a large assortment of more discretionary retail product that is more susceptible to consumer spending deferrals. We continue to believe that providing a differentiated merchandise assortment, better customer experience, low-price value proposition and innovative marketing will stem the overall decline in customer counts and sales over the long-term. In fact, customer count in our DIY space declined at a much lower rate in fiscal 2009 as compared to the prior year and we experienced our first increase in total customer count and sales in our third fiscal quarter since the first quarter of fiscal 2004, and the fourth quarter of fiscal 2006, respectively.

        Gross profit from merchandise sales increased by $8,313,000 to $448,815,000 for fiscal 2009 from $440,502,000 in the prior year. Gross profit from merchandise sales increased to 29.3% for fiscal 2009 from 28.1% for fiscal 2008. Gross profit from merchandise sales in fiscal 2009 includes the reversal of inventory accruals of approximately $2,000,000 established in the prior year related to our temporarily restricting the sale of certain small engine merchandise that was subject to an ongoing EPA inquiry and a gain from insurance settlements of $562,000, mostly offset by an asset impairment charge of $2,211,000 as a result of continued declines in real estate values of previously closed locations. In the prior year, gross profit from merchandise sales included an asset impairment charge of $2,779,000 and a $3,000,000 inventory accrual due to the EPA inquiry referred to above. Excluding these adjustments from both years, gross profit from merchandise sales increased to 29.2% for fiscal 2009 from 28.4% in the prior year. Gross profit from merchandise sales increased despite a 2.3% decrease in merchandise sales as discussed above, primarily as a result of an improvement in inventory shrinkage, lower in-bound freight costs, lower warehousing costs (which declined by 40 basis points to 3.7% of merchandise sales) and lower store occupancy costs (which declined by 20 basis points to 11.4% of merchandise sales.) Warehousing costs declined primarily due to lower out-bound freight costs to stores and occupancy costs declined due to lower building maintenance costs and the elimination of equipment leasing costs.

        Gross profit from service revenue increased to 9.9% for fiscal 2009 from 7.0% in fiscal 2008. Gross profit from service revenue increased by $12,362,000, or 49.6%. Both the current year and the prior year gross profit from service revenue included an asset impairment charge related to previously closed stores of $673,000 and $648,000, respectively. Excluding these adjustments from both years, gross profit from service revenues increased to 10.1% for fiscal 2009 from 7.1% in the prior year. The increase in gross profit was primarily due to increased service revenue which resulted in higher absorption of fixed expenses such as occupancy costs and, to a certain extent, labor costs.

        Selling, general and administrative expenses, decreased to 22.5% of total revenues in fiscal 2009 from 25.2% in fiscal 2008. Selling, general and administrative expenses decreased $54,783,000 or 11.4%. The decrease was primarily due to lower media expense of $21,235,000, lower legal expenses and professional services fees of $13,300,000, reduced payroll and related expenses of $7,459,000, lower travel expenses of $2,280,000 and improved general liability claims expense of $1,346,000.

        Net gains from the disposition of assets for fiscal 2009 and fiscal 2008 reflect gains of $1,213,000 and $9,716,000, respectively, primarily as a result of sale leaseback transactions. The Company completed sale leaseback transactions on four stores during fiscal 2009, as compared to sale leaseback transactions on approximately 70 stores in fiscal 2008.

        Interest expense was $21,704,000 in fiscal 2009, a decline of $5,344,000 compared to the prior year. Fiscal 2009 and 2008 included gains from the retirement of debt of $6,248,000 and $3,460,000, respectively. Fiscal 2008 also included a $1,172,000 charge for deferred financing costs related to our revolving credit facility that was replaced. Excluding these items, interest expense declined by $1,384,000 from fiscal 2008 to fiscal 2009 primarily due to reduced debt levels.

        Income tax expense was $13,503,000 or an effective rate of 35.9% for the fiscal 2009 as compared to an income tax benefit of $6,139,000 or an effective rate of 17.6% for the fiscal 2008. The current year effective tax rate includes a benefit of $1,200,000 due to the allocation of additional costs to certain jurisdictions thereby reducing past and future tax liabilities. The prior year effective tax rate was impacted by the non-deductibility of certain expenses for tax purposes, the recognition of gain for tax on surrender of life insurance policies and the establishment of a valuation allowance on certain state net operating losses and credits.

        Loss from discontinued operations, net of tax, was $1,077,000 in fiscal 2009 versus $1,591,000, in fiscal 2008. Fiscal 2009 and 2008 included, on a pre-tax basis, impairment charges of $226,000 and $1,926,000, respectively.

        As a result of the foregoing, we reported net earnings of $23,036,000 for fiscal 2009, an increase of $53,465,000 from our net loss of $30,429,000 in fiscal 2008. Our basic and diluted earnings per share were $0.44 as compared to our basic and diluted loss per share of $0.58 in the prior year.

Fiscal 2008 vs. Fiscal 2007

        Total revenues for fiscal 2008 decreased 9.8% to $1,927,788,000 compared to $2,138,075,000 for fiscal 2007. This decrease was primarily due to weaker sales in our retail business stemming from lower customer counts and the de-emphasis of non-core automotive merchandise. Comparable revenues decreased by 8.0%, consisting of an 8.4% decrease in comparable merchandise sales and a 6.2% decrease in comparable service revenue.

        In late fiscal 2007 and the first half of fiscal 2008, as part of our long-term strategic plan, we rebalanced our inventory through an aggressive mark-down and sell through program of non-core and unproductive merchandise in order to allow us to allocate a larger portion of our inventory investment to core automotive merchandise. This action was taken because our core automotive merchandise, which is utilized in each of our lines of business (DIY and DIFM) carries a higher gross product margin, requires less promotional activity and communicates to our customers our commitment to fulfilling all of their automotive aftermarket needs. Merchandise sales declined in fiscal 2008 as compared to fiscal 2007 as a result of our decision to exit non-core and unproductive products and lower customer counts.

        Gross profit from merchandise sales increased, as a percentage of merchandise sales, to 28.1% in fiscal 2008 from 25.4% in fiscal 2007. The decrease in dollars was $3,124,000 or a 0.7% decrease from fiscal 2007. The prior year included an inventory impairment charge of $32,803,000 and a $5,350,000 asset impairment charge resulting from the closure of 20 stores. Included in fiscal 2008 is an asset and inventory impairment charge of $5,779,000. The asset impairment charge was primarily for certain closed locations as a result of the decline in real estate values and the inventory impairment charge was due to our temporarily restricting certain small engine merchandise for sale that is the subject of an ongoing EPA inquiry. Excluding these adjustments from both years, gross profit as a percent of merchandise sales increased from 27.5% in fiscal 2007 to 28.4 in fiscal 2008. In dollars, merchandise gross profit decreased $35,498,000 or 7.4% primarily due to reduced merchandise sales. A further breakdown of our gross profit from merchandise sales excluding the items mentioned above is as follows: Our product gross margins improved by 170 basis points to 44.4% and warehousing costs declined by 16 basis points to 4.0% of merchandise sales. These improvements were partially offset by increased occupancy costs of 90 basis points as a result of increased rental obligations stemming from the sale-leaseback transactions.

        Gross profit from service revenue declined as a percentage of service revenue to 7.0% in fiscal 2008 from 11.0% in fiscal 2007. Gross profit dollars from service revenue declined by 41.5% in fiscal 2008 or $17,681,000 from fiscal 2007. The fiscal 2007 included a $1,849,000 asset impairment charge related to the closure of 20 closed stores while fiscal 2008 included an additional asset impairment charge of $648,000. Excluding these adjustments, gross profit from service revenue declined by $18,882,000. As a percentage of service revenues, gross margin declined from 11.4% in fiscal 2007 to 7.1% in fiscal 2008 primarily due to a $30,373,000 decline in service revenue as discussed above and higher workers compensation expense, partly offset by lower service payroll and related expenses. The decline in sales volume resulted in reduced leverage of fixed expenses such as occupancy costs and to a certain extent labor costs.

        Selling, general and administrative expenses, as a percentage of total revenues, increased to 25.2% for fiscal 2008 as compared to 24.2% for fiscal 2007, however total selling general and administrative expenses declined by $33,329,000 or 6.4% over the prior year. This decrease in dollars was the result of expense control initiatives, with major reductions in compensation and compensation related benefits of $29,377,000 and lower media expense of $4,776,000 as compared to the same period in fiscal 2007.

        Net gain from disposition of assets for fiscal 2008 and fiscal 2007 reflect gains of $9,716,000 and $15,151,000, respectively. The $5,435,000 decrease resulted from the decline in the immediate recognition of gain on the sale leaseback transactions that were completed in the prior year as compared to those completed in the current year.

        Interest expense decreased $24,245,000 or 47.3% to $27,048,000 in fiscal 2008 from $51,293,000 in fiscal 2007 primarily due to reduced debt levels as a result of applying proceeds from our sale leaseback transactions. Included in fiscal 2008 are a gain of $3,460,000 due to debt repurchases and a $1,172,000 charge for deferred financing costs related to our previous credit facility. Fiscal 2007 includes a $5,900,000 charge for deferred financing costs resulting from the repayment of $162,558,000 of our Senior Secured Term Loan facility and the reclassification from other comprehensive loss for the portion of the related interest rate swap that is no longer designated as a hedge. Excluding these adjustments, interest expense declined by $16,057,000 or 35.4%.

        Non-operating income as a percentage of total revenues decreased from 0.2% in fiscal 2007 to 0.1% in fiscal 2008. This decrease of $3,279,000 was due to lower investment balances in fiscal 2008 as compared to fiscal 2007.

        Loss from discontinued operations was $1,591,000 in fiscal 2008 versus $3,601,000, in fiscal 2007. Fiscal 2008 included impairment charges of $1,926,000 due to declines in real estate values. Fiscal 2007 included impairment charges of $3,764,000 due to 11 store closures in the fourth quarter of fiscal 2007.

        Our income tax benefit as a percentage of loss from continuing operations before income taxes was 17.6%, or $6,139,000, for fiscal 2008 versus 40.6%, or $25,594,000, for fiscal 2007. The decline in the effective rate was due to the non-deductibility of certain expenses for tax purposes, the recognition of a gain for tax on the surrender of life insurance policies and the establishment of a valuation allowance on certain state net operating losses and credits.

        As a result of the foregoing, our net loss decreased by $10,610,000 in fiscal 2008 to $30,429,000 from $41,039,000 in fiscal 2007. The Company's basic and diluted loss per share improved $0.21 per share in fiscal 2008 to a loss of $0.58 per share versus a loss of $0.79 per share in fiscal 2007.

Discontinued Operations

        In the third quarter of fiscal 2007, we adopted our long-term strategic plan. One of the initial steps in this plan was the identification of 31 low-return stores for closure. We have accounted for these store closures and recognize impairments in accordance with the provisions established for exit or disposal activities. Accordingly, our discontinued operations for all periods presented reflect the operating results for 11 of the 31 closed stores because we do not believe that the customers of these stores are likely to become customers of other Pep Boys stores due to geographical considerations. The operating results for the other 20 closed stores are included in continuing operations because we believe that the customers of these stores are likely to become customers of other Pep Boys stores that are in close proximity.

        The analysis of our results of continuing operations excludes the operating results of the above-referenced 11 stores which have been classified as discontinued operations for all periods presented.

Industry Comparison

        We operate in the U.S. automotive aftermarket, which has two general lines of business: the Service Business defined as Do-It-For-Me (service labor, installed merchandise and tires) and the Retail Business defined as Do-It-Yourself (retail merchandise) and commercial. Generally, specialized automotive retailers focus on either the Retail or Service area of the business. We believe that operation in both the Retail and Service areas positively differentiates us from most of our competitors. Although we manage our performance at a store level in aggregation, we believe that the following presentation, which includes the reclassification of revenue from installed products from retail sales to service center revenue, shows an accurate comparison against competitors within the two sales arenas. We compete in the Retail area of the business through our retail sales floor and commercial sales business. Our Service Center business competes in the Service area of the industry. The following table presents the revenues and gross profit for each area of the business.

	Fiscal Year ended
(dollar amounts in thousands)	January 30, 2010	January 31, 2009	February 2, 2008
Retail sales(1)	$1,013,308	$1,058,021	$1,226,175
Service center revenue(2)	897,630	869,767	911,900

Total revenues	$1,910,938	$1,927,788	$2,138,075

Gross profit from retail sales(3)	$275,051	$273,262	$277,206
Gross profit from service center revenue(4)	211,056	192,170	209,031

Total gross profit	$486,107	$465,432	$486,237

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

Effects of Inflation

        We use the LIFO method of inventory valuation. Thus, the cost of merchandise sold approximates current cost. Although we cannot accurately determine the precise effect of inflation on operations, we do not believe inflation has had a material effect on revenues or results of operations during all fiscal years presented.

CAPITAL & LIQUIDITY

Capital Resources and Needs

        Our cash requirements arise principally from the purchase of inventory, capital expenditures related to existing and new stores, offices and distribution centers, debt service and contractual obligations. Cash flows realized through the sales of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by continuing operations was $87,223,000 for fiscal 2009 compared to a use of cash of $39,507,000 in fiscal 2008. The $126,730,000 improvement from the prior year was due to a $72,749,000 increase in our net earnings (net of non-cash adjustments) and a $53,663,000 favorable change in operating assets and liabilities. The change in operating assets and liabilities was primarily due to favorable changes in inventory of $10,818,000, accounts payable of $23,443,000 and in all other assets and liabilities of $19,402,000. The improved cash flows from inventory resulted from more disciplined inventory management, including reduced seasonal inventory purchases, inventory lead times and safety stocks. The improvement in accounts payable after taking into consideration changes in the trade payable program liability (shown as cash flows from financing activities on the Consolidated Statements of Cash Flows) improved by $7,936,000 primarily due to the timing of our accounts payable cycle. The favorable change in all other assets and liabilities was due to reduced accounts receivable as a result of improved collection of vendor allowances and trade receivables. In addition, in the prior year, we expended approximately $5,000,000 to convert our vacation plan to a paid time off plan, satisfied approximately $19,918,000 of liabilities associated with the defined benefit portion of the executive supplemental retirement plan and paid $4,539,000 in connection with reducing the notional value on our interest rate swap.

        Cash used in investing activities was $29,871,000 for fiscal 2009 as compared to cash provided of $78,726,000 in fiscal 2008. During fiscal 2009, we sold four properties that were classified as held for sale for net proceeds of $3,602,000, of which $1,758,000 is included in discontinued operations. We also completed sale leaseback transactions on four stores for net proceeds of $12,863,000. During fiscal 2009, we acquired substantially all of the assets (other than real property) of Florida Tire, Inc. for $2,695,000. In connection with the acquisition, we recorded a contingent liability of $1,660,000 which could result in future payments through November 2013. Fiscal 2008 included positive cash flows of $211,470,000 primarily due to sale leaseback transactions. The proceeds were used primarily to repurchase 29 properties for $117,121,000 that were previously leased under a master operating lease. Capital expenditures were $43,214,000 and $34,762,000, for fiscal 2009 and fiscal 2008, respectively. Capital expenditures for the current year were for improvement of our existing stores and distribution centers, opening of new Service & Tire Centers and one prototype Supercenter.

        Our fiscal 2010 capital expenditures are expected to be approximately $68,000,000 which includes the addition of approximately 40 Service & Tire Centers and required expenditures for our existing stores, offices and distribution centers. These expenditures are expected to be funded by cash on hand, net cash generated from operating activities and opportunistic single store sale leaseback transactions. Additional capacity, if needed, exists under our line of credit.

        In fiscal 2009 and fiscal 2008, we used cash in financing activities of $39,358,000 and $38,813,000, respectively. In fiscal 2009, we repurchased $16,970,000 of our outstanding 7.5% Senior Subordinated Notes for $10,722,000 and repaid $23,862,000 of borrowings under our credit facility. In fiscal 2008, we used the proceeds from the sale leaseback transactions discussed above to reduce debt obligations under our then existing credit facility and to repurchase $25,465,000 principal amount of our 7.5% Senior Secured Notes for $22,005,000.

        We anticipate that cash on hand, cash generated by operating activities, and cash provided by opportunistic single store sale leaseback transactions will exceed our expected cash requirements in fiscal 2010. In addition, we expect to have excess availability under our existing line of credit during the entirety of fiscal 2010. As of January 30, 2010, we had undrawn availability under our Revolving Credit Agreement of $137,848,000.

        Our working capital was $205,525,000 and $179,233,000 at January 30, 2010 and January 31, 2009, respectively. Our long-term debt, as a percentage of our total capitalization, was 41% and 45% at January 30, 2010 and January 31, 2009, respectively.

        As of January 30, 2010, we had an outstanding balance of $34,099,000 (classified as trade payable program liability on the condensed consolidated balance sheet) under our vendor financing program. The vendor financing program, which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by us directly from our vendors.

  Contractual Obligations

        The following chart represents our total contractual obligations and commercial commitments as of January 30, 2010:

Contractual Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
	(dollars in thousands)
Long-term debt(1)	$307,280	$1,079	$2,158	$304,043	$—
Operating leases	776,285	81,601	158,165	141,329	395,190
Expected scheduled interest payments on long-term debt	97,188	22,528	44,794	29,866	—
Other long-term obligations(2)	23,462	53	—	—	—

Total contractual obligations	$1,204,215	$105,261	$205,117	$475,238	$395,190

(1)
Long-term debt includes current maturities.

(2)
Primarily includes pension obligation of $14,164, income tax liabilities and asset retirement obligations. We made voluntary contributions of $0, $19,918 and $440, to our pension plans in fiscal 2009, 2008 and 2007, respectively. Future plan contributions are dependent upon actual plan asset returns and interest rates. See Note 14 of Notes to Consolidated Financial Statements in "Item 8 Financial Statements and Supplementary Data" for further discussion of our pension plans. The above table does not reflect the timing of projected settlements for our recorded asset disposal costs of $6,724, income tax liabilities of $2,574 and pension obligation of $14,164 because we cannot make a reliable estimate of the timing of the related cash payments.

Commercial Commitments	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
	(dollar amounts in thousands)
Import letters of credit	$5	$5	$—	$—	$—
Standby letters of credit	103,289	103,289	—	—	—
Surety bonds	10,169	8,618	1,551	—	—
Purchase obligations(1)(2)	9,047	9,047	—	—	—

Total commercial commitments	$122,510	$120,959	$1,551	$—	$—

(1)
Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time. We currently do not have minimum purchase commitments under our vendor supply agreements and generally, our open purchase orders (orders that have not been shipped) are not binding agreements. Those purchase obligations that are in transit from our vendors at January 30, 2010 are considered commercial commitments.

(2)
In the first quarter of fiscal 2005, we entered into a commercial commitment to purchase approximately $4,800 of products over a six-year period. At January 30, 2010, we expect to meet the cumulative minimum purchase requirements under this contract and to completely satisfy and terminate this contract during fiscal 2010.

  Long-term Debt

  7.50% Senior Subordinated Notes, due December 2014

        On December 14, 2004, we issued $200,000,000 aggregate principal amount of 7.50% Senior Subordinated Notes due December 15, 2014. During fiscal 2009 and 2008, the Company repurchased notes in the principal amount of $16,970,000 and $25,465,000, respectively. On January 30, 2010, the outstanding balance of these notes was $157,565,000.

  Senior Secured Term Loan Facility, due October 2013

        On January 27, 2006, we entered into a $200,000,000 Senior Secured Term Loan facility due January 27, 2011. This facility is secured by a collateral pool consisting of real property and improvements associated with our stores, which is adjusted periodically based upon real estate values and borrowing levels. Interest at the rate of London Interbank Offered Rate (LIBOR) plus 3.0% on this facility was payable starting in February 2006. Proceeds from this facility were used to satisfy and discharge our then outstanding $43,000,000 6.88% Medium Term Notes due March 6, 2006 and $100,000,000 6.92% Term Enhanced Remarketable Securities (TERMS) due July 7, 2016 and to reduce borrowings under our line of credit by approximately $39,000,000.

        On October 27, 2006, we amended and restated the Senior Secured Term Loan facility to (i) increase the size from $200,000,000 to $320,000,000, (ii) extend the maturity from January 27, 2011 to October 27, 2013 and (iii) reduce the interest rate from LIBOR plus 3.00% to LIBOR plus 2.75%.Proceeds were used to satisfy and discharge $119,000,000 in outstanding 4.25% convertible Senior Notes due June 1, 2007.

        On February 15, 2007, we further amended the Senior Secured Term Loan facility to reduce the interest rate from LIBOR plus 2.75% to LIBOR plus 2.00%.

        On November 27, 2007, we sold the land and buildings for 34 owned properties to an independent third party. We used $162,558,000 of the net proceeds to prepay a portion of the Senior Secured Term Loan facility. This prepayment reduced the principal amount of the facility to $155,000,000 and reduced the scheduled quarterly repayments from $800,000 to $391,000. In addition, the prepayment resulted in the recognition in interest expense of approximately $5,900,000 of deferred financing fees and the reclassification from other comprehensive loss for the portion of the related interest rate swap that is no longer designated as a hedge.

        As of January 30, 2010, 126 stores collateralized the Senior Secured Term Loan. The outstanding balance under the Term loan at the end of fiscal 2009 was $149,715,000. The $1,079,000 decline in the outstanding balance was due to quarterly principal payments.

  Revolving Credit Agreement, through January 2014

        On January 16, 2009, we entered into a new Revolving Credit Agreement with available borrowings up to $300,000,000. Our ability to borrow under the Revolving Credit Agreement is based on a specific borrowing base consisting of inventory and accounts receivable. Total incurred fees of $6,754,000 were capitalized and are amortized over the 5 year life of the facility. The interest rate on this credit line is LIBOR or Prime plus 2.75% to 3.25% based upon the then current availability under the agreement. Fees based on the unused portion of the agreement range from 37.5 to 75.0 basis points. As of January 30, 2010, there were no outstanding borrowings under the agreement.

        The weighted average interest rate on all debt borrowings during fiscal 2009 and 2008 were 4.2% and 5.8%, respectively.

  Other Matters

        Several of our debt agreements require compliance with covenants. The most restrictive of these requirements is contained in our Revolving Credit Agreement. During any period when the availability under the Revolving Credit Agreement drops below the greater of $50,000,000 or 17.5% of the borrowing base, we are required to maintain a consolidated fixed charge coverage ratio of at least 1.1:1.0, calculated as the ratio of (a) EBITDA (net income plus interest charges, provision for taxes, depreciation and amortization expense, non-cash stock compensation expenses and other non-recurring, non-cash items) minus capital expenditures and income taxes paid to (b) the sum of debt service charges and restricted payments made. The failure to satisfy this covenant would constitute an event of default under the Revolving Credit Agreement, which would result in a cross-default under our 7.50% Senior Subordinated Notes and Senior Secured Term Loan.

        As of January 30, 2010, the Company had no borrowings outstanding under the Revolving Credit Agreement, additional availability of approximately $137,848,000 and was in compliance with its financial covenants.

  Other Contractual Obligations

        On June 29, 2007, we entered into a vendor financing program with availability up to $65,000,000. Under this program, our factor made accelerated and discounted payment to our vendors and we in turn, made our regularly-scheduled full vendor payments to the factor. The availability was subsequently reduced to $40,000,000. On April 6, 2009, we replaced this program with a new program which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by us directly from our vendors. There was an outstanding balance of $34,099,000 and $31,930,000 under these programs as of January 30, 2010 and January 31, 2009, respectively.

        We have letter of credit arrangements in connection with our risk management, import merchandising and vendor financing programs. We were contingently liable for $5,000 and $354,000 in outstanding import letters of credit and $103,289,000 and $86,502,000 in outstanding standby letters of credit as of January 30, 2010 and January 31, 2009, respectively.

        We are also contingently liable for surety bonds in the amount of approximately $10,169,000 and $9,235,000 as of January 30, 2010 and January 31, 2009, respectively. The surety bonds guarantee certain of our payments (for example utilities, easement repairs, licensing requirements and customs fees).

  Off-balance Sheet Arrangements

        We lease certain property and equipment under operating leases and lease financings which contain renewal and escalation clauses, step rent provisions, capital improvements funding and other lease concessions. These provisions are considered in the calculation of our minimum lease payments which are recognized as expense on a straight-line basis over the applicable lease term. Any lease payments that are based upon an existing index or rate are included in our minimum lease payment calculations. Total operating lease commitments as of January 30, 2010 were $776,285,000.

  Pension and Retirement Plans

        The Company has a Supplemental Executive Retirement Plan (SERP). This unfunded plan had a defined benefit component that provided key employees designated by the Board of Directors with retirement and death benefits. Retirement benefits were based on salary and bonuses; death benefits were based on salary. Benefits paid to a participant under the defined pension plan are deducted from the benefits otherwise payable under the defined benefit portion of the SERP. On January 31, 2004, we amended and restated our SERP. This amendment converted the defined benefit portion of the SERP to a defined contribution portion for certain unvested participants and all future participants. On December 31, 2008, the Company terminated the defined benefit portion of the SERP with a $14,441,000 payment and recorded a charge of $6,005,000. The SERP currently consists of only the defined contribution plan which we refer to as our "Account Plan."

        The Company has two qualified 401(k) savings plans, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation. For fiscal 2009, and again for fiscal 2010, the Company's contributions were conditional upon the achievement of certain pre-established financial performance goals. The Company's savings plans' contribution expense was $3,111,000, $3,286,000 and $3,480,000 in fiscal 2009, 2008 and 2007, respectively.

        We also have a defined benefit pension plan covering our full-time employees hired on or before February 1, 1992. As of December 31, 1996, the Company froze the accrued benefits under the plan and active participants became fully vested. The plan's trustee will continue to maintain and invest plan assets and will administer benefits payments. Pension plan assets are stated at fair market value and are composed primarily of money market funds, and collective trust funds primarily invested in equity and fixed income investments.

        The expense under these plans for fiscal 2009, 2008 and 2007 was $6,415,000, $11,925,000 and $7,532,000, respectively. The fiscal 2008 pension expense includes a SERP settlement charge of $6,005,000. Pension expense is calculated based upon a number of actuarial assumptions, including an expected return on plan assets of 6.7% and a discount rate of 6.5%. In developing the expected return on asset assumptions, we evaluated input from our actuaries, including their review of asset class return expectations. The discount rate utilized for the pension plans is based on a model bond portfolio with durations that match the expected payment patterns of the plans. We continue to evaluate our actuarial assumptions and make adjustments as necessary for the existing plans. In fiscal 2008, we contributed an aggregate of $19,918,000 to our pension plans to fund the retirement obligations and for the termination of the defined benefit portion of the SERP. Based upon the current funded status of the Account Plan, we do not expect to make any cash contributions in fiscal 2010. See Note 14 of Notes to Consolidated Financial Statements in "Item 8 Financial Statements and Supplementary Data" for further discussion of our pension plans.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, share-based compensation, risk participation agreements, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe that the following represent our more critical estimates and assumptions used in the preparation of the consolidated financial statements:

  •
  Inventory is stated at the lower of cost, as determined under LIFO, or market in the consolidated financial statements. We evaluate whether inventory is stated at the lower of cost or market based on historical experience with the carrying value and current market conditions. In addition, historically we have been able to return excess items to vendors for credit. Future changes in vendors, in their policies or in their willingness to accept returns of excess inventory, could require a revision in the estimates. If our estimates regarding excess or obsolete inventory are inaccurate, we may incur losses or gains that could be material. A 10% difference in these estimates at January 30, 2010 would have affected net earnings by approximately $0.7 million for fiscal 2009.

  •
  We have risk participation arrangements with respect to workers' compensation, general liability, automobile liability, other casualty coverages and health care insurance, including stop loss coverage with third party insurers to limit our total exposure. A reserve for the liabilities associated with these agreements is established using generally accepted actuarial methods followed in the insurance industry and our historical claims experience. The amounts included in our costs related to these arrangements are estimated and can vary based on changes in assumptions, claims experience or the providers included in the associated insurance programs. A 10% change in our self-insurance liabilities at January 30, 2010 would have affected net earnings by approximately $4.7 million for fiscal 2009.

  •
  We record reserves for future product returns, warranty claims and inventory shrinkage. The reserves are based on expected returns of products and historical claims and inventory shrinkage experience. If actual experience differs from historical levels, revisions in our estimates may be required. A 10% change in these reserves at January 30, 2010 would have affected net earnings by approximately $0.8 million for fiscal 2009.

  •
  We have significant pension costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates and merit and promotion increases. We are required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension costs or liabilities may occur in the future due to changes in the assumptions. The following table highlights the sensitivity of our pension obligation and expense to changes in these assumptions, assuming all other assumptions remain constant:

Change in Assumption (dollars in thousands)	Impact on Annual Pension Expense	Impact on Projected Benefit Obligation
0.50 percentage point decrease in discount rate	Increase $343	Increase $2,683
0.50 percentage point increase in discount rate	Decrease $343	Decrease $2,683
5.00 percentage point decrease in expected rate of return on assets	Increase $107	—
5.00 percentage point increase in expected rate of return on assets	Decrease $107	—
  •
  We periodically evaluate our long-lived assets for indicators of impairment. Management's judgments, including judgments related to store cash flows, are based on market and operating conditions at the time of evaluation. Future events could cause management's conclusion on impairment to change, requiring an adjustment of these assets to their then current fair market value.

  •
  We have a share-based compensation plan, which includes stock options and restricted stock units, or RSUs. We account for our share-based compensation plans on a fair value basis. We determine the fair value of our stock options at the date of the grant using the Black-Scholes option-pricing model. The RSUs are awarded at a price equal to the market price of our underlying stock on the date of the grant. The pricing model and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include the expected life of stock options, expected stock price volatility, future employee stock option exercise behaviors and the estimate of award forfeitures. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are different from these assumptions, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. In addition, significant changes in these assumptions could materially impact our share-based compensation expense on future awards. A 10% change in our share-based compensation expense for fiscal 2009 would have affected net earnings by approximately $165,000.

  •
  We are required to estimate our income taxes in each of the jurisdictions in which we operate. This requires us to estimate our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment and valuation of inventories, for tax and accounting purposes. We determine our provision for income taxes based on federal and state tax laws and regulations currently in effect, some of which have been recently revised. Legislation changes currently proposed by certain states in which we operate, if enacted, could increase our transactions or activities subject to tax. Any such legislation that becomes law could result in an increase in our state income tax expense and our state income taxes paid, which could have a material effect on our net earnings.

  At any one time our tax returns for many tax years are subject to examination by U.S. Federal, commonwealth, and state taxing jurisdictions. For income tax benefits related to uncertain tax positions to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. We adjust these tax liabilities, as well as the related interest and penalties, based on the latest facts and circumstances, including recently published rulings, court cases, and outcomes of tax audits. To the extent our actual tax liability differs from our established tax liabilities for unrecognized tax benefits, our effective tax rate may be materially impacted. While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of any particular tax position or deduction, we believe that our tax balances reflect the more-likely-than-not outcome of known tax contingencies.

    The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not more-likely-than-not, we must establish a valuation allowance. In this regard when determining whether or not we should establish a valuation allowance, the Company considers various tax planning strategies, including potential real estate transactions, as future taxable income. To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted. Actual results could differ from this assessment if adequate taxable income is not generated in future periods from either operations or projected tax planning strategies. We had net deferred tax assets of $28,187,000 and $41,860,000 as of January 30, 2010 and January 31, 2009, respectively.

RECENT ACCOUNTING STANDARDS

        In December 2008, the Financial Accounting Standards Board (FASB) issued updated guidance on employers' disclosures about postretirement benefit plan assets, which is included in the Accounting Standards Codification (ASC) 715 "Compensation—Retirement Benefits." The guidance requires additional disclosures about plan assets of a defined benefit pension or other postretirement plans and is effective for fiscal years ending after December 15, 2009. The adoption did not have a material impact on the Company's consolidated financial position or results of operations as it only amends the required disclosures.

        In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13 "Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force," (ASU 2009-13). This update eliminates the residual method of allocation and requires that consideration be allocated to all deliverables using the relative selling price method. ASU 2009-13 is effective for material revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not believe the adoption of ASU 2009-13 will have a material impact on its consolidated financial statements.

        In January 2010, the FASB issued ASU 2010-06 "Fair Value Measurements—Improving Disclosures on Fair Value Measurements" (ASU 2010-06). This guidance requires new disclosures surrounding transfers in and out of level 1 or 2 in the fair value hierarchy and also requires that in the reconciliation of level 3 inputs, the entity should report separately information on purchases, sales, issuances or settlements. The increased disclosures should be reported for each class of assets or liabilities. ASU 2010-06 also clarifies existing disclosures for the level of disaggregating, disclosures about valuation techniques and inputs used to determine level 2 or 3 fair value measurements and includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets ASC 715. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances or settlements in the roll forward activity for level 3 fair value measurements which are effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 for requirements that are effective December 15, 2009 did not have a material affect on the Company's consolidated financial statements. The Company is evaluating the impact on its consolidated financial statements for those requirements of ASU 2010-06 which are effective December 15, 2010.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has market rate exposure in its financial instruments due to changes in interest rates.

Variable and Fixed Rate Debt

        The Company's Revolving Credit Agreement bears interest at LIBOR or Prime plus 2.75% to 3.25% based upon the then current availability under the facility. At January 30, 2010, there were no outstanding borrowings under the agreement. Additionally, the Company has a Senior Secured Term Loan facility with a balance of $149,715,000 at January 30, 2010, that bears interest at three month LIBOR plus 2.00%. Excluding our interest rate swap, a one percent change in the LIBOR rate would have affected net earnings by approximately $1.0 million for fiscal 2009.

        At January 30, 2010, the fair value of the Company's fixed rate debt instruments, principally the $157,565,000 7.50% Senior Subordinated Notes, due December 15, 2014,was $148,899,000.

        At January 31, 2009, the Company had outstanding $179,050,000 of fixed rate notes with an aggregate fair market value of $84,301,000. The Company determines fair value on its fixed rate debt by using quoted market prices and current interest rates.

Interest Rate Swaps

        On November 2, 2006, the Company entered into an interest rate swap for a notional amount of $200,000,000. The Company has designated the swap a cash flow hedge on the first $200,000,000 of the Company's $320,000,000 Senior Secured Tem Loan facility. The interest rate swap converts the variable LIBOR portion of the interest payments to a fixed rate of 5.036% and terminates in October 2013.

        On November 27, 2007, the Company sold the land and buildings for 34 owned properties to an independent third party. The Company used $162,558,000 of the net proceeds from the transaction to prepay a portion of the Senior Secured Term Loan facility which eliminated a portion of the future interest payments hedged by the November 2, 2006 interest rate swap. The Company discontinued hedge accounting for the unmatched portion of the November 2, 2006 swap and reclassified a $2,259,000 pre-tax loss from other comprehensive income to interest expense. On November 27, 2007, the Company re-designated $145,000,000 notional amount of the interest rate swap as a cash flow hedge to fully match the future interest payments under the Senior Secured Term Loan facility. As a result, all future changes in the fair value of this interest rate swap that has been re-designated as a hedge will be recorded to accumulated other comprehensive loss. From the period of November 27, 2007 through February 1, 2008 the Company incurred interest expense of $1,907,000 for changes in fair value related to the $55,000,000 unmatched portion of this swap. On February 1, 2008, the Company recorded $4,539,000 within accrued expenses to reduce the notional amount of the interest rate swap to $145,000,000 from the original $200,000,000 amount. The $4,539,000 was paid on February 4, 2008. As of January 30, 2010 and January 31, 2009, respectively, the fair value of the swap was a net $16,401,000 and $15,808,000 payable recorded within other long-term liabilities on the balance sheet.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pep Boys—Manny, Moe & Jack
Philadelphia, Pennsylvania

        We have audited the accompanying consolidated balance sheets of The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pep Boys—Manny, Moe & Jack and subsidiaries as of January 30, 2010 and January 31, 2009 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 12, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
April 12, 2010

CONSOLIDATED BALANCE SHEETS

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands, except share data)

	January 30, 2010	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$39,326	$21,332
Accounts receivable, less allowance for uncollectible accounts of $1,488 and $1,912	22,983	28,831
Merchandise inventories	559,118	564,931
Prepaid expenses	24,784	25,390
Other current assets	65,428	62,421
Assets held for disposal	4,438	12,653

Total current assets	716,077	715,558

Property and equipment—net	706,450	740,331

Deferred income taxes	58,171	77,708
Other long-term assets	18,388	18,792

Total assets	$1,499,086	$1,552,389

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$202,974	$212,340
Trade payable program liability	34,099	31,930
Accrued expenses	242,416	254,754
Deferred income taxes	29,984	35,848
Current maturities of long-term debt	1,079	1,453

Total current liabilities	510,552	536,325

Long-term debt less current maturities	306,201	352,382
Other long-term liabilities	73,933	70,322
Deferred gain from asset sales	165,105	170,204
Commitments and contingencies
Stockholders' equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	293,810	292,728
Retained earnings	374,836	358,670
Accumulated other comprehensive loss	(17,691)	(18,075)
Less cost of shares in treasury—16,164,074 shares and 14,124,021 shares	276,217	219,460
Less cost of shares in benefits trust—2,195,270 shares	—	59,264

Total stockholders' equity	443,295	423,156

Total liabilities and stockholders' equity	$1,499,086	$1,552,389

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands, except per share data)

Year ended	January 30, 2010	January 31, 2009	February 2, 2008
Merchandise sales	$1,533,619	$1,569,664	$1,749,578
Service revenue	377,319	358,124	388,497

Total revenues	1,910,938	1,927,788	2,138,075

Costs of merchandise sales	1,084,804	1,129,162	1,305,952
Costs of service revenue	340,027	333,194	345,886

Total costs of revenues	1,424,831	1,462,356	1,651,838

Gross profit from merchandise sales	448,815	440,502	443,626
Gross profit from service revenue	37,292	24,930	42,611

Total gross profit	486,107	465,432	486,237

Selling, general and administrative expenses	430,261	485,044	518,373
Net gain from disposition of assets	1,213	9,716	15,151

Operating profit (loss)	57,059	(9,896)	(16,985)
Non-operating income	2,261	1,967	5,246
Interest expense	21,704	27,048	51,293

Earnings (loss) from continuing operations before income taxes and discontinued operations	37,616	(34,977)	(63,032)
Income tax expense (benefit)	13,503	(6,139)	(25,594)

Earnings (loss) from continuing operations before discontinued operations	24,113	(28,838)	(37,438)
Loss from discontinued operations, net of tax benefit of $(580), $(857) and $(2,463)	(1,077)	(1,591)	(3,601)

Net earnings (loss)	$23,036	$(30,429)	$(41,039)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations	$0.46	$(0.55)	$(0.72)
Loss from discontinued operations, net of tax	(0.02)	(0.03)	(0.07)

Basic earnings (loss) per share	$0.44	$(0.58)	$(0.79)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations	$0.46	$(0.55)	$(0.72)
Loss from discontinued operations, net of tax	(0.02)	(0.03)	(0.07)

Diluted earnings (loss) per share	$0.44	$(0.58)	$(0.79)

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands, except share data)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Loss	Benefit Trust	Total Stockholders' Equity
Balance, February 3, 2007	68,557,041	$68,557	$289,384	$463,797	(12,427,687)	$(185,339)	$(9,380)	$(59,264)	$567,755

Comprehensive loss:
Net loss				(41,039)					(41,039)
Changes in net unrecognized other postretirement benefit costs, net of tax of $1,455							2,462		2,462
Fair market value adjustment on derivatives, net of tax of ($4,367)							(7,388)		(7,388)

Total comprehensive loss									(45,965)
Cash dividends ($.27 per share)				(14,177)					(14,177)
Effect of uncertainty for income taxes				(155)					(155)
Change in measurement date of retirement benefit effect, net of tax				(189)			123		(66)
Effect of stock options and related tax benefits			1,752	(1,332)	291,125	4,984			5,404
Effect of restricted stock unit conversions			(4,818)		176,256	3,038			(1,780)
Stock compensation expense			9,756						9,756
Repurchase of common stock					(2,702,460)	(50,841)			(50,841)
Dividend reinvestment plan				(86)	53,672	867			781

Balance, February 2, 2008	68,557,041	68,557	296,074	406,819	(14,609,094)	(227,291)	(14,183)	(59,264)	470,712

Effect of Split Dollar accounting, net of tax				(1,165)					(1,165)
Comprehensive loss:
Net loss				(30,429)					(30,429)
Changes in net unrecognized other postretirement benefit costs, net of tax of ($566)							(958)		(958)
Fair market value adjustment on derivatives, net of tax of ($1,734)							(2,934)		(2,934)

Total comprehensive loss									(34,321)
Cash dividends ($.27 per share)				(14,111)					(14,111)
Effect of stock options and related tax benefits			(1,154)	(37)	3,750	60			(1,131)
Effect of restricted stock unit conversions			(4,935)		279,458	4,512			(423)
Stock compensation expense			2,743						2,743
Dividend reinvestment plan				(2,407)	201,865	3,259			852

Balance, January 31, 2009	68,557,041	68,557	292,728	358,670	(14,124,021)	(219,460)	(18,075)	(59,264)	423,156

Comprehensive income:
Net earnings				23,036					23,036
Changes in net unrecognized other postretirement benefit costs, net of tax of $352							595		595
Fair market value adjustment on derivatives, net of tax of ($125)							(211)		(211)

Total comprehensive income									23,420
Cash dividends ($.12 per share)				(6,286)					(6,286)
Reclassification of Benefits Trust					(2,195,270)	(59,264)		59,264	—
Effect of stock options and related tax benefits				(209)	22,000	355			146
Effect of restricted stock unit conversions			(1,493)		81,726	1,321			(172)
Stock compensation expense			2,575						2,575
Dividend reinvestment plan				(375)	51,491	831			456

Balance, January 30, 2010	68,557,041	$68,557	$293,810	$374,836	(16,164,074)	$(276,217)	$(17,691)	$—	$443,295

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands)

	Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Cash flows from operating activities:
Net earnings (loss)	$23,036	$(30,429)	$(41,039)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) continuing operations:
Net loss from discontinued operations	1,077	1,591	3,601
Depreciation and amortization	70,529	73,207	81,036
Amortization of deferred gain from asset sales	(12,325)	(10,285)	(1,030)
Stock compensation expense	2,575	2,743	9,756
Inventory impairment	—	—	32,803
Gain from debt retirement	(6,248)	(3,460)	—
Deferred income taxes	13,446	(6,258)	(28,187)
Gain from dispositions of assets	(1,213)	(9,716)	(15,151)
Loss from asset impairment	2,884	3,427	7,199
Change in fair value of de-designated derivatives	—	177	9,268
Increase in cash surrender value of life insurance policies	—	—	(4,928)
Other	345	360	(828)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other	7,175	23,904	(1,579)
Decrease (increase) in merchandise inventories	7,039	(3,779)	13,087
Decrease in accounts payable	(9,640)	(33,083)	(20,066)
(Decrease) increase in accrued expenses	(13,238)	(34,993)	10,083
Increase (decrease) in other long-term liabilities	2,384	(11,992)	(3,224)

Net cash provided by (used in) continuing operations	87,826	(38,586)	50,801
Net cash (used in) provided by discontinued operations	(603)	(921)	1,983

Net cash provided by (used in) operating activities	87,223	(39,507)	52,784

Cash flows from investing activities:
Cash paid for master lease property	—	(117,121)	—
Cash paid for property and equipment	(43,214)	(34,762)	(43,116)
Proceeds from dispositions of assets	14,776	210,635	162,712
Life insurance proceeds received	—	15,588	30,045
Acquisition of Florida Tire, Inc.	(2,695)	—	—
Other	(500)	—	—

Net cash (used in) provided by continuing operations	(31,633)	74,340	149,641
Net cash provided by (used in) discontinued operations	1,762	4,386	(379)

Net cash (used in) provided by investing activities	(29,871)	78,726	149,262

Cash flows from financing activities:
Borrowings under line of credit agreements	249,704	205,162	570,094
Payments under line of credit agreements	(273,566)	(223,345)	(545,617)
Borrowings on trade payable program liability	192,324	196,680	142,884
Payments on trade payable program liability	(190,155)	(179,004)	(142,620)
Payments for finance issuance costs	—	(6,936)	(85)
Proceeds from lease financing	—	8,661	4,827
Long-term debt and capital lease obligation payments	(11,990)	(26,798)	(165,695)
Dividends paid	(6,286)	(14,111)	(14,177)
Repurchase of common stock	—	—	(58,152)
Other	611	878	5,537

Net cash used in financing activities	(39,358)	(38,813)	(203,004)

Net increase (decrease) in cash and cash equivalents	17,994	406	(958)
Cash and cash equivalents at beginning of year	21,332	20,926	21,884

Cash and cash equivalents at end of year	$39,326	$21,332	$20,926

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$24,509	$26,548	$44,129
Cash received from income tax refunds	$921	$—	$59
Cash paid for income taxes	$4,768	$1,330	$3,147
Non-cash investing activities:
Accrued purchases of property and equipment	$1,738	$1,214	$1,985

See notes to the consolidated financial statements

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of the Company's financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses, as well as the disclosure of contingent assets and liabilities and other related disclosures. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of the Company's assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and the Company includes any revisions to its estimates in the results for the period in which the actual amounts become known.

        The Company believes the significant accounting policies described below affect the more significant judgments and estimates used in the preparation of its consolidated financial statements. Accordingly, these are the policies the Company believes are the most critical to aid in fully understanding and evaluating the historical consolidated financial condition and results of operations.

        BUSINESS    The Company is engaged principally in automotive repair and maintenance and in the sale of automotive tires, parts and accessories through a chain of stores. The Company currently operates stores in 35 states and Puerto Rico.

        FISCAL YEAR END    The Company's fiscal year ends on the Saturday nearest to January 31. Fiscal 2009, which ended January 30, 2010, fiscal 2008, which ended January 31, 2009, and fiscal 2007 which ended February 2, 2008 were all comprised of 52 weeks.

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

        ACCOUNTS RECEIVABLE    Accounts receivable are primarily comprised of amounts due from commercial customers. The Company records an allowance for doubtful accounts based upon an evaluation of the credit worthiness of its customers. The allowance is reviewed for adequacy at least quarterly, and adjusted as necessary. Specific accounts are written off against the allowance when management determines the account is uncollectible.

        MERCHANDISE INVENTORIES    Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $482,022 and $493,886 as of January 30, 2010 and January 31, 2009, respectively. During fiscal 2009, 2008 and 2007, the effect of LIFO layer liquidations on gross profit was immaterial.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company also records adjustments for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions. The nature of the Company's inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company's vendors for credit. The Company records these adjustments when less than full credit is expected from a vendor or when market value is lower than recorded costs. These adjustments are reviewed on a quarterly basis for adequacy. The Company's inventory adjustments for these matters were $12,992 and $15,874 as of January 30, 2010 and January 31, 2009, respectively.

        During the third quarter of fiscal 2007, the Company recorded an inventory impairment charge of $32,803 in costs of merchandise sales for the discontinuance and planned exit of certain non-core merchandise products adopted as one of the initial steps in the Company's long-term strategic plan.

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

	January 30, 2010	January 31, 2009
Property and equipment
Land	$204,709	$207,608
Buildings and improvements	826,804	822,950
Furniture, fixtures and equipment	695,072	685,707
Construction in progress	1,550	2,576
Accumulated depreciation and amortization	(1,021,685)	(978,510)

Property and equipment—net	$706,450	$740,331

        LEASES    The Company amortizes leasehold improvements over the lesser of the lease term or the economic life of those assets. Generally, for stores the lease term is the base lease term and for distribution centers the lease term includes the base lease term plus certain renewal option periods for which renewal is reasonably assured and for which failure to exercise the renewal option would result in an economic penalty to the Company. The calculation of straight-line rent expense is based on the same lease term with consideration for step rent provisions, escalation clauses, rent holidays and other lease concessions. The Company expenses rent during the construction or build-out phase of the lease.

        SOFTWARE CAPITALIZATION    The Company capitalizes certain direct development costs associated with internal-use software, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects. These costs are amortized over a

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

period not to exceed five years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred.

        TRADE PAYABLE PROGRAM LIABILITY    In April 2009 the Company replaced the previously existing trade payable program with a new program which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by us directly from our vendors and we in turn make our regularly scheduled full vendor payments to the bank participants. The total availability under the new program was $50,000 as of January 30, 2010.

        INCOME TAXES    The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are determined based upon enacted tax laws and rates applied to the differences between the financial statement and tax bases of assets and liabilities.

        The Company recognizes taxes payable for the current year, as well as deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. To the extent the Company believes it is more likely than not that the asset will not be recoverable, a valuation allowance must be established. Cumulative losses in recent years constitute "negative evidence" that recovery is not more likely than not, which must be rebutted by "positive evidence" to avoid establishing a valuation allowance. To establish this positive evidence, the Company considers various tax planning strategies for generating taxable income sufficient to utilize the deferred tax assets, including the potential sale of real estate and the conversion of the Company's inventory accounting policy from LIFO to FIFO. To the extent the Company establishes a valuation allowance or changes the allowance in a future period, income tax expense will be impacted.

        In evaluating our income tax positions, we record liabilities for potential exposures. These tax liabilities are adjusted in the period actual developments give rise to such change. Those developments could be, but are not limited to, settlement of tax audits, expiration of the statute of limitations, and changes in the tax code and regulations, along with varying application of tax policy and administration within those jurisdictions. Refer to Note 8 for further discussion of income taxes and changes in unrecognized tax benefit during fiscal 2009.

        SALES TAXES    The Company presents sales net of sales taxes in its consolidated statements of operations.

        REVENUE RECOGNITION    The Company recognizes revenue from the sale of merchandise at the time the merchandise is sold. Service revenues are recognized upon completion of the service. Service revenue consists of the labor charged for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials. The Company records revenue net of an allowance for estimated future returns. The Company establishes reserves for sales returns and allowances based on current sales levels and historical return rates. Gift cards are recorded as deferred revenue until redeemed for product or services. The Company does not record any revenue from cards which are never utilized by customers.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In the first quarter of fiscal 2009, the Company launched a Customer Loyalty program. The program allows members to earn points for each qualifying purchase. Points earned allow members to receive a certificate that may be redeemed on future purchases. The retail value of points earned by our loyalty program members is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned, based on the historic and projected rate of redemption.

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

        VENDOR SUPPORT FUNDS    The Company receives various incentives in the form of discounts and allowances from its vendors based on the volume of purchases or for services that the Company provides to the vendors. These incentives received from vendors include rebates, allowances and promotional funds. Typically, these funds are dependent on purchase volume. The amounts received are subject to changes in market conditions, vendor marketing strategies and changes in the profitability or sell-through of the related merchandise for the Company.

        Generally vendor support funds are earned based on purchases or product sales. These incentives are treated as a reduction of inventories and are recognized as a reduction to cost of sales as the inventories are sold. Certain vendor allowances are used exclusively for promotions and to offset certain other direct expenses if the Company determines the allowances are for specific, identifiable incremental expenses.

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

        The reserve for warranty activity for the years ended January 30, 2010 and January 31, 2009, respectively, are as follows:

Balance, February 2, 2008	$247
Additions related to sales in the current year	13,439
Warranty costs incurred in the current year	(12,889)

Balance, January 31, 2009	797
Additions related to sales in the current year	15,572
Warranty costs incurred in the current year	(15,675)

Balance, January 30, 2010	$694

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        ADVERTISING    The Company expenses the costs of advertising the first time the advertising takes place. Gross advertising expense for fiscal 2009, 2008 and 2007 was $52,565, $73,700 and $78,475, respectively. No advertising costs were recorded as assets as of January 30, 2010 or January 31, 2009.

        STORE OPENING COSTS    The costs of opening new stores are expensed as incurred.

        IMPAIRMENT OF LONG-LIVED ASSETS    The Company evaluates the ability to recover long-lived assets whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. In the event assets are impaired, losses are recognized to the extent the carrying value exceeds fair value. In addition, the Company reports assets to be disposed of at the lower of the carrying amount or the fair market value less selling costs. See discussion of current year impairments in Note 11, "Store Closures and Asset Impairments."

        EARNINGS PER SHARE    Basic earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding during the year plus incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options.

        ACCOUNTING FOR STOCK-BASED COMPENSATION    At January 30, 2010, the Company has two stock-based employee compensation plans, which are described in Note 15, "Equity Compensation Plans." Compensation costs relating to share-based payment transactions are recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award).

        COMPREHENSIVE LOSS    Other comprehensive loss includes pension liability and fair market value of cash flow hedges.

        DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES    The Company may enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to its certain variable rate debt agreements. The Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.

        SEGMENT INFORMATION    The Company operates in one industry, the automotive aftermarket, principally using a Supercenter layout which houses both retail and service centers in one building. The Company has six operating segments defined by geographic regions which are Northeast, Mid-Atlantic, Southeast, Central, West and Southern CA. Each segment serves both our DIY and our DIFM lines of

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

business. The Company aggregates all of its operating segments and has one reportable segment. Sales by major product categories are as follows:

Year ended	January 30, 2010	January 31, 2009	February 2, 2008
Parts and accessories	$1,219,396	$1,255,975	$1,423,891
Tires	314,223	313,689	325,687
Service labor	377,319	358,124	388,497

Total revenues	$1,910,938	$1,927,788	$2,138,075

        SIGNIFICANT SUPPLIERS    During fiscal 2009, the Company's ten largest suppliers accounted for approximately 52% of merchandise purchased. No single supplier accounted for more than 18% of the Company's purchases. The Company has no long-term contracts or minimum purchase commitments under which the Company is required to purchase merchandise except for a contract to purchase bulk oil for use in the Company's service bays, which is anticipated to expire in 2010. Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time and generally are not binding agreements.

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

RECENT ACCOUNTING STANDARDS

        In June 2006, the Financial Accounting Standards Board (FASB) issued guidance for accounting for uncertainty in income taxes, which is included in the Accounting Standards Codification (ASC) 740 "Income Taxes." In connection with ASC 740, the Company recorded a net decrease to retained earnings of $155,000 and reclassified certain previously recognized deferred tax attributes as liabilities.

        In September 2006, the FASB issued guidance for accounting for pension and other postretirement plans which were included in ASC 715 "Compensation—Retirement Benefits." ASC 715 requires entities to:

  •
  Recognize on its balance sheet the funded status (measured as the difference between the fair value of plan assets and the benefit obligation) of pension and other postretirement benefit plans;

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  Recognize, through comprehensive income, certain changes in the funded status of a defined benefit and post retirement plan in the year in which the changes occur;

  •
  Measure plan assets and benefit obligations as of the end of the employer's fiscal year; and

  •
  Disclose additional information.

        The Company adopted the requirement to recognize the funded status of a benefit plan and the additional disclosure requirements at February 3, 2007. At February 2, 2008, the Company adopted the requirement to measure plan assets and benefit obligations as of the date of the Company's fiscal year end. The change of measurement date from a calendar year to the Company's fiscal year resulted in a net charge to retained earnings of $189,000 and a credit to accumulated other comprehensive loss of $123,000. This net charge to retained earnings represents the after-tax pension expense for the period from January 1, 2008 to February 2, 2008. ASC 715 did not have a material impact on the Company's consolidated financial position or results of operations after February 2, 2008.

        In March 2007, the FASB issued guidance on accounting for split dollar life insurance arrangements which was included in ASC 718 "Compensation—Stock Compensation." This ASC provides guidance on determining whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded. ASC 718 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. The original guidance for accounting for split dollar life insurance arrangements was effective for fiscal years beginning after December 15, 2007. ASC 718 resulted in a $1,165,000 net of tax charge to retained earnings on February 3, 2008.

        In March 2008, the FASB issued guidance for disclosures about derivative instruments and hedging activities which was included in ASC 815 "Derivatives and Hedging." This ASC requires increased qualitative, quantitative, and credit-risk disclosures. Qualitative disclosures include how and why an entity uses derivatives or hedging activity, how the entity is accounting for these activities and how the instruments affect the entity's financial position, financial performance and cash flows. Quantitative disclosures include information (in a tabular format) about the fair value of the derivative instruments, including gains and losses, and should contain more detailed information about the location of the derivative instrument in the entity's financial statements. Credit-risk disclosures include information about the existence and nature of credit risk-related contingent features included in derivative instruments. Credit-risk-related contingent features can be defined as those that require entities, upon the occurrence of a credit event (e.g., credit rating downgrade), to settle derivative instruments or to post collateral. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. ASC 815 did not have a material impact on the Company's consolidated financial position or results of operations as it only relates to required disclosures.

        In December 2008, the FASB issued FASB Staff Position (FSP) 132(R)-1 which gave guidance on employers' disclosures about postretirement benefit plan assets, which is included in ASC 715 "Compensation—Retirement Benefits." The guidance requires additional disclosures about plan assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

December 15, 2009. The adoption did not have a material impact on the Company's consolidated financial position or results of operations as it only amends the required disclosures.

        In October 2009, the FASB issued Accounting Standards Update 2009-13 "Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force," (ASU 2009-13). This update eliminates the residual method of allocation and requires that consideration be allocated to all deliverables using the relative selling price method. ASU 2009-13 is effective for material revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not believe the adoption of ASU 2009-13 will have a material impact on its consolidated financial statements.

        In January 2010, the FASB issued Accounting Standards Update 2010-06 "Fair Value Measurements—Improving Disclosures on Fair Value Measurements" (ASU 2010-06). This guidance requires new disclosures surrounding transfers in and out of level 1 or 2 in the fair value hierarchy and also requires that in the reconciliation of level 3 inputs, the entity should report separately information on purchases, sales, issuances or settlements. The increased disclosures should be reported for each class of assets or liabilities. ASU 2010-06 also clarifies existing disclosures for the level of disaggregation, disclosures about valuation techniques and inputs used to determine level 2 or 3 fair value measurements and includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets ASC 715. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances or settlements in the roll forward activity for level 3 fair value measurements which are effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 for requirements that are effective December 15, 2009 did not have a material affect on the Company's consolidated financial statements. The Company is evaluating the impact on its consolidated financial statements for those requirements of ASU 2010-06 which are effective December 15, 2010.

NOTE 2—BUSINESS COMBINATIONS

        On October 31, 2009, the Company acquired substantially all of the assets (other than real property) and certain liabilities of Florida Tire, Inc. ("Florida Tire"), a privately held automotive service and tire business located in the Orlando Florida area consisting of 10 service locations. The Company agreed to pay up to $4,418 for Florida Tire including contingent consideration of $1,660. The Company has completed the purchase accounting for the Florida Tire acquisition and has recorded net assets of $4,354, including goodwill of $2,549.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 3—OTHER CURRENT ASSETS

        The following are the components of other current assets:

	January 30, 2010	January 31, 2009
Reinsurance premiums and receivable	$61,599	$62,014
Income taxes receivable	3,600	163
Other	229	244

Total	$65,428	$62,421

NOTE 4—ACCRUED EXPENSES

        The following are the components of accrued expenses:

	January 30, 2010	January 31, 2009
Casualty and medical risk insurance	$150,006	$154,046
Accrued compensation and related taxes	33,832	34,818
Sales tax payable	11,813	11,458
Other	46,765	54,432

Total	$242,416	$254,754

NOTE 5—DEBT AND FINANCING ARRANGEMENTS

        The following are the components of debt and financing arrangements:

	January 30, 2010	January 31, 2009
7.50% Senior Subordinated Notes, due December 2014	$157,565	$174,535
Senior Secured Term Loan, due October 2013	149,715	150,794
Revolving Credit Agreement, through January 2014	—	23,862
Lease financing obligations, payable through October 2022	—	4,515
Capital lease obligations, payable through October 2009	—	129

	307,280	353,835
Current maturities	(1,079)	(1,453)
Total	$306,201	$352,382

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 5—DEBT AND FINANCING ARRANGEMENTS (Continued)

  7.50% Senior Subordinated Notes, due December 2014

        On December 14, 2004, we issued $200,000 aggregate principal amount of 7.50% Senior Subordinated Notes due December 15, 2014. During fiscal 2009 and 2008, the Company repurchased notes in the principal amount of $16,970 and $25,465, respectively.

  Senior Secured Term Loan Facility, due October 2013

        On January 27, 2006, we entered into a $200,000 Senior Secured Term Loan facility due January 27, 2011. This facility is secured by a collateral pool consisting of real property and improvements associated with our stores, which is adjusted periodically based upon real estate values and borrowing levels. Interest at the rate of London Interbank Offered Rate (LIBOR) plus 3.0% on this facility was payable starting in February 2006. Proceeds from this facility were used to satisfy and discharge our then outstanding $43,000 6.88% Medium Term Notes due March 6, 2006 and $100,000 6.92% Term Enhanced Remarketable Securities (TERMS) due July 7, 2016 and to reduce borrowings under our line of credit by approximately $39,000.

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

        On November 27, 2007, we sold the land and buildings for 34 owned properties to an independent third party. We used $162,558 of the net proceeds to prepay a portion of the Senior Secured Term Loan facility. This prepayment reduced the principal amount of the facility to $155,000 and reduced the scheduled quarterly repayments from $800 to $391. In addition, the prepayment resulted in the recognition in interest expense of approximately $5,900 of deferred financing fees and the reclassification from other comprehensive loss for the portion of the related interest rate swap that was no longer designated as a hedge.

        As of January 30, 2010, 126 stores collateralized the Senior Secured Term Loan.

  Revolving Credit Agreement, through January 2014

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 5—DEBT AND FINANCING ARRANGEMENTS (Continued)

agreement was 7.51% at February 2, 2008. On January 16, 2009, the Company terminated this Revolving Credit Agreement and recognized in interest expense $1,172 of deferred financing costs.

        On January 16, 2009, we entered into a new Revolving Credit Agreement with available borrowings up to $300,000. Our ability to borrow under the Revolving Credit Agreement is based on a specific borrowing base consisting of inventory and accounts receivable. Total incurred fees of $6,754 were capitalized and are amortized over the 5 year life of the agreement. The interest rate on this credit line is LIBOR or Prime plus 2.75% to 3.25% based upon the then current availability under the agreement. Fees based on the unused portion of the facility range from 37.5 to 75.0 basis points. As of January 30, 2010, there were no outstanding borrowings under the agreement.

        The weighted average interest rate on all debt borrowings during fiscal 2009 and 2008 were 4.2% and 5.8%, respectively.

  Other Matters

        Several of our debt agreements require compliance with covenants. The most restrictive of these requirements is contained in our Revolving Credit Agreement. During any period the availability under the Revolving Credit Agreement drops below the greater of $50,000 or 17.5% of the borrowing base, we are required to maintain a consolidated fixed charge coverage ratio of at least 1.1:1.0, calculated as the ratio of (a) EBITDA (net income plus interest charges, provision for taxes, depreciation and amortization expense, non-cash stock compensation expenses and other non-recurring, non-cash items) minus capital expenditures and income taxes paid to (b) the sum of debt service charges and restricted payments made. The failure to satisfy this covenant would constitute an event of default under the Revolving Credit Agreement, which would result in a cross-default under our 7.50% Senior Subordinated Notes and Senior Secured Term Loan.

        As of January 30, 2010, the Company had no borrowings outstanding under the Revolving Credit Agreement, additional availability of approximately $137,848 and was in compliance with its financial covenants.

  Other Contractual Obligations

        On June 29, 2007, we entered into a vendor financing program with a new lender with availability up to $65,000. Under this program, our factor made accelerated and discounted payment to our vendors and we in turn, made our regularly-scheduled full vendor payments to the factor. The availability was subsequently reduced to $40,000. On April 6, 2009, we replaced this program by a new $50,000 program which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by us directly from our vendors. There was an outstanding balance of $34,099 and $31,930 under these programs as of January 30, 2010 and January 31, 2009, respectively.

        We have letter of credit arrangements in connection with our risk management, import merchandising and vendor financing programs. We were contingently liable for $5 and $354 in

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 5—DEBT AND FINANCING ARRANGEMENTS (Continued)

outstanding import letters of credit and $103,289 and $86,502 in outstanding standby letters of credit as of January 30, 2010 and January 31, 2009, respectively.

        We are also contingently liable for surety bonds in the amount of approximately $10,169 and $9,235 as of January 30, 2010 and January 31, 2009, respectively. The surety bonds guarantee certain of our payments (for example utilities, easement repairs, licensing requirements and customs fees).

        The annual maturities of all long-term debt for the next five fiscal years are:

Fiscal Year		Long-Term Debt
2010	Senior Secured Term Loan, due October 2013	$1,079
2011	Senior Secured Term Loan, due October 2013	1,079
2012	Senior Secured Term Loan, due October 2013	1,079
2013	Senior Secured Term Loan, due October 2013	146,478
2014	7.50% Senior Subordinated Notes, due December 2014	157,565
Thereafter		—

	Total	$307,280

        Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt including current maturities was $290,754 and $200,276 as of January 30, 2010 and January 31, 2009.

NOTE 6—LEASE AND OTHER COMMITMENTS

        On November 27, 2007, the Company sold the land and buildings for 34 owned properties to an independent third party. Net proceeds from this sale were $162,918. Concurrent with the sale, the Company entered into agreements to lease the stores back from the purchaser over minimum lease terms of 15 years. Each property has a separate lease with an initial term of 15 years and four five-year renewal options. The leases contain provisions to set rent at fair market value upon exercise of the renewal options. The leases have yearly incremental rental increases based on either CPI, with certain limitations, or fair market value. The Company discounted the minimum lease payments, reflecting escalation amounts, during the initial term of 15 years using its then incremental borrowing rate. For properties where the value of the land was greater than 25% of the property value, the building component was evaluated separately. The Company classified 33 of these leases as operating leases, actively uses these properties and considers the leases as normal leasebacks. Gain on the sales of these properties of $13,971 was recognized immediately upon execution of the sale and an $87,625 gain was deferred. The immediate gain represents those properties sold where the realized gain exceeds the present value of the minimum lease payments. The deferred gain is being recognized over the minimum term of these leases. The Company determined that it had continuing involvement in one property relating to an environmental indemnity and recorded $4,742 of the transaction's total net proceeds as a borrowing and as a financing activity in the Statement of Cash Flows. During the first quarter of fiscal 2009, the Company provided the necessary documentation to satisfy its indemnity and

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 6—LEASE AND OTHER COMMITMENTS (Continued)

removed its continuing involvement with this property. The Company then recorded the sale of this property as a sale-leaseback transaction, removing the asset and related lease financing and recording an $829 deferred gain which is being recognized in costs of merchandise sales and costs of service revenues over the remaining minimum term of the lease.

        During 2008, the Company sold 63 owned properties to an independent third party. Net proceeds from this sale were $211,470. Concurrent with the sale, the Company entered into agreements to lease the properties back from the purchaser over a minimum lease term of 15 years. Each property has a separate lease with initial terms of 15 years and four five-year renewal options of which none were considered bargain renewal options. The second through the fourth renewal options are at fair market rents. The leases have yearly incremental rental increases that are 1.5% of the prior year's rentals. The Company discounted the minimum lease payments, reflecting escalation amounts, during the initial term of 15 years using its then incremental borrowing rate. For properties where the value of the land was greater than 25% of the property value, the building component was evaluated separately. The Company classified these 61 leases as operating leases, actively uses these properties and considers the leases as normal leasebacks. Accordingly, a $7,655 gain on the sale of these properties was recognized immediately upon execution of the sale and an $89,930 gain was deferred. The immediate gain represents those properties sold where the realized gain exceeds the present value of the minimum lease payments. The deferred gain is being recognized over the minimum term of these leases. The Company determined that it had continuing involvement in two properties relating to an environmental indemnity and recorded $8,479 of the transaction's total net proceeds as a borrowing and as a financing activity in the Statement of Cash Flows. Subsequently, during fiscal 2008, the Company provided the necessary documentation to satisfy its indemnity and removed its continuing involvement with these properties. The Company then recorded the sale of these properties as sale-leaseback transactions, removing the assets and related lease financing and recorded a $3,963 deferred gain which is being recognized in costs of merchandise sales and costs of service revenues over the remaining minimum term of the leases. Of the total net proceeds for these properties, $75,951 together with $41,170 of cash on hand were used to finance, the purchase of 29 properties for $117,121 that were previously leased under a master operating lease.

        In fiscal 2009, the Company sold four properties to unrelated third parties. Net proceeds from these sales were $12,863. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over minimum lease terms of 15 years. Each property has a separate lease with an initial term of 15 years and four five-year renewal options. Every five years, the leases have rent increases of an amount equal to the lesser of 8% of the monthly rent due in the immediately preceding lease year or the percentage of the CPI increase between five year anniversaries. The Company classified these leases as operating leases, actively uses these properties and considers the leases as normal leasebacks. A $1,202 gain on the sale of these properties was recognized immediately upon execution of the sale and a $6,396 gain was deferred. The deferred gain is being recognized in costs of merchandise sales and costs of service revenues over the minimum term of these leases.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 6—LEASE AND OTHER COMMITMENTS (Continued)

        Assets accounted for under the financing method are summarized as follows:

	January 30, 2010	January 31, 2009
Land	$—	$1,859
Buildings	—	2,258
Equipment	—	2,349
Accumulated depreciation	—	(2,829)

Property and equipment—net	$—	$3,637

        The aggregate minimum rental payments for all leases having initial terms of more than one year are as follows:

Year	Operating Leases
2010	$81,601
2011	80,488
2012	77,677
2013	73,189
2014	68,140
Thereafter	395,190

Aggregate minimum lease payments	$776,285

        Rental expenses incurred for operating leases in fiscal 2009, 2008, and 2007 were $75,265, $77,150 and $69,255, respectively.

NOTE 7—ASSET RETIREMENT OBLIGATIONS

        The Company records asset retirement obligations as incurred and reasonably estimable, including obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The obligation principally represents the removal of leasehold improvements from our stores upon termination of our store leases. The fair values of obligations are recorded as liabilities on a discounted basis and are accreted over time for the change in present value. Costs associated with the liabilities are capitalized and amortized over the estimated remaining useful life of the asset, generally for periods of 15 years.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 7—ASSET RETIREMENT OBLIGATIONS (Continued)

        The Company has recorded a liability pertaining to the asset retirement obligation in accrued expenses and other long-term liabilities on its consolidated balance sheet. The liability for asset retirement obligations activity from February 2, 2008 through January 30, 2010 is as follows:

Asset retirement obligation at February 2, 2008	$7,346
Change in assumptions	(380)
Settlements	(99)
Accretion expense	263

Asset retirement obligation at January 31, 2009	$7,130
Change in assumptions	(466)
Settlements	(154)
Accretion expense	214

Asset retirement obligation at January 30, 2010	$6,724

NOTE 8—INCOME TAXES

        The provision (benefit) for income taxes includes the following:

	Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Current:
Federal	$398	$(464)	$(3,646)
State	(511)	1,276	654
Foreign	149	433	2,187
Deferred:
Federal(a)	13,820	(8,717)	(20,570)
State	42	754	(3,761)
Foreign	(395)	579	(458)

Total income tax expense/(benefit) from continuing operations(a)	$13,503	$(6,139)	$(25,594)

(a)
Excludes tax benefit recorded to discontinued operations of $580 in fiscal 2009, $857 in fiscal 2008 and $2,463 in fiscal 2007.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 8—INCOME TAXES (Continued)

        A reconciliation of the statutory federal income tax rate to the effective rate for income tax expense (benefit) follows:

	Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Statutory tax rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal tax	2.4	(1.2)	(3.1)
Job credits	(0.9)	(1.5)	(0.9)
Texas law change impact	—	(6.4)	—
Tax uncertainty adjustment	(0.5)	(1.3)	(4.2)
Valuation allowance	—	8.9	—
Non deductible expenses	0.3	5.3	0.1
Stock compensation	0.8	3.9	—
Foreign taxes, net of federal	(0.7)	2.0	(1.0)
Officer's life insurance gain on surrender value	0.0	4.3	3.2
Other, net	(0.5)	3.4	0.3

	35.9%	(17.6)%	(40.6)%

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 8—INCOME TAXES (Continued)

        Items that gave rise to significant portions of the deferred tax accounts are as follows:

	January 30, 2010	January 31, 2009
Deferred tax assets:
Employee compensation	$3,293	$3,649
Store closing reserves	1,741	576
Legal reserve	769	1,826
Benefit accruals	4,628	4,998
Net operating loss carryforwards—Federal	911	8,608
Net operating loss carryforwards—State	105,375	104,671
Tax credit carryforwards	18,503	18,243
Accrued leases	12,078	13,588
Interest rate derivatives	5,872	4,861
Deferred gain on sale leaseback	66,613	69,746
Other	2,183	5,668

Gross deferred tax assets	221,966	236,434
Valuation allowance	(108,416)	(107,212)

	$113,550	$129,222

Deferred tax liabilities:
Depreciation	$34,601	$35,153
Inventories	45,879	47,403
Real estate tax	2,885	2,946
Insurance and other	1,998	1,860

	$85,363	$87,362

Net deferred tax asset	$28,187	$41,860

        As of January 30, 2010 and January 31, 2009, the Company had available tax net operating losses that can be carried forward to future years. The Company has $911 of federal net operating loss carryforwards (tax effected) which begin to expire in 2026. The Company has $4,410 of state tax net operating loss carryforwards (tax effected) related to unitary filings of which 10% will expire in the next five years beginning in 2010. The balance of the Company's net operating loss carryforwards relate to separate company filing jurisdictions that will expire in various years beginning in 2010 and have full valuation allowances against them.

        The tax credit carryforward at January 30, 2010 consists of $7,232 of alternative minimum tax credits, $3,267 of work opportunity credits and $8,004 of state and Puerto Rico tax credits. The tax credit carryforward at January 30, 2009 consists of $6,970 of alternative minimum tax credits, $3,064 of work opportunity credits, $8,152 of state and Puerto Rico tax credits, and $57 of charitable contribution carryforward.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 8—INCOME TAXES (Continued)

        The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. To the extent the Company believes that recovery is not more likely than not, a valuation allowance must be established. Cumulative losses in recent years constitute "negative evidence" that a recovery is not more likely than not, which must be rebutted by "positive evidence" to avoid establishing a valuation allowance. To establish this positive evidence, the Company considers various tax planning strategies for generating income sufficient to utilize the deferred tax assets, including the potential sale of real estate and the conversion of the Company's accounting policy for its inventory from LIFO to FIFO. After considering all this evidence, the Company had valuation allowances for these matters of $108,416 and $107,212 as of January 30, 2010 and January 31, 2009, respectively.

        The Company and its subsidiaries file income tax returns in the U.S. federal, various states and Puerto Rico jurisdictions. The Company's U.S. federal returns for tax years 2004 and forward are subject to examination. State and local income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. In Puerto Rico, the 2004 through 2008 tax years are subject to examination by the Puerto Rico tax authorities. The Company has various state income tax returns in the process of examination.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 30, 2010	January 31, 2009	February 2, 2008
Unrecognized tax benefit balance at the beginning of the year	$2,458	$3,847	$6,392
Gross increases for tax positions taken in prior years	646	147	1,550
Gross decreases for tax positions taken in prior years	(526)	(831)	(371)
Gross increases for tax positions taken in current year	296	313	503
Settlements taken in current year	(271)	(311)	—
Lapse of statute of limitations	(192)	(707)	(4,227)

Unrecognized tax benefit balance at the end of the year	$2,411	$2,458	$3,847

        The Company recognizes potential interest and penalties for unrecognized tax benefits in income tax expense and, accordingly, during fiscal 2009, the Company recognized approximately $449 benefit of potential interest and penalties associated with uncertain tax positions. At January 30, 2010, January 31, 2009, and February 2, 2008, the Company has recorded approximately $200, $971, and $1,172 respectively, for the payment of interest and penalties which are excluded from the $2,411 unrecognized tax benefit noted above.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 8—INCOME TAXES (Continued)

        Included in the unrecognized tax benefit of $2,411, $2,458, and $3,847 at January 30, 2010, January 31, 2009 and February 2, 2008 was $1,331, $1,526, and $2,244 respectively, of tax benefits that, if recognized, would affect our annual effective tax rate.

NOTE 9—STOCKHOLDERS' EQUITY

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

        BENEFITS TRUST    On January 26, 2010, the Company terminated the flexible employee benefits trust (the "Trust") that was established on April 29, 1994 to fund a portion of the Company's obligations arising from various employee compensation and benefit plans. In accordance with the terms of the Trust, upon its termination, the Trust's sole asset, consisting of 2,195,270 shares of the Company's common stock, was transferred to the Company in exchange for the full satisfaction and discharge of all intercompany indebtedness then owed by the Trust to the Company. The termination of the Trust has no impact on the Company's consolidated financial statements, except for the reclassification of the shares from within the shareholders equity section of the Company's Consolidated Balance Sheets.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The following are the components of other comprehensive income (loss):

	Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Net earnings (loss)	$23,036	$(30,429)	$(41,039)
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustment	595	(958)	2,462
Derivative financial instrument adjustment	(211)	(2,934)	(7,388)

Comprehensive income (loss)	$23,420	$(34,321)	$(45,965)

        The components of accumulated other comprehensive loss are:

	January 30, 2010	January 31, 2009	February 2, 2008
Defined benefit plan adjustment, net of tax	$(7,158)	$(7,753)	$(6,795)
Derivative financial instrument adjustment, net of tax	(10,533)	(10,322)	(7,388)

Accumulated other comprehensive loss	$(17,691)	$(18,075)	$(14,183)

NOTE 11—STORE CLOSURES AND ASSET IMPAIRMENTS

        During fiscal 2007, the Company recorded charges of $15,551 related to store closures which included a $10,963 impairment charge to fixed assets, $2,906 in long-term lease and other related obligations, net of subleases, $155 in workforce reduction costs, and store breakdown costs of $1,527. The impairment of fixed assets includes the adjustment to the market value of those owned stores that were classified as assets held for disposal and the impairment of leasehold improvements. The assets held for disposal have been valued at the lower of their carrying amount or their estimated fair value, net of disposal costs. The long-term lease and other related obligations represent the fair value of such obligations less the estimated net sublease income.

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

        During fiscal 2009 and 2008, the Company did not close any stores, however, the Company recorded $3,110 and $5,353, respectively, of asset impairment charges, to reflect declines in the commercial real estate market for vacant properties. For fiscal 2009, $2,211 was charged to

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 11—STORE CLOSURES AND ASSET IMPAIRMENTS (Continued)

merchandise cost of sales, $673 was charged to service cost of sales and $226 (pretax) was charged to discontinued operations. For fiscal 2008, $2,779 was charged to merchandise cost of sales, $648 was charged to service cost of sales and $1,926 (pretax) was charged to discontinued operations

        The following details the reserve activity for the three years in the period ended January 30, 2010. The ending reserve balance includes remaining rent on leases net of sublease income, other contractual obligations associated with leased properties and employee severance.

	Severance and other costs	Lease Expenses	Total
Balance, February 3, 2007	$109	$690	$799
Store closure charge	155	2,906	3,061
Accretion of present value of liabilities	—	641	641
Change in assumptions about future sublease income, lease termination, contractual obligations and severance	—	(627)	(627)
Cash payments	(97)	(36)	(133)

Balance, February 2, 2008	167	3,574	3,741
Accretion of present value of liabilities	—	300	300
Change in assumptions about future sublease income, lease termination, contractual obligations and severance	(109)	102	(7)
Cash payments	(58)	(1,864)	(1,922)

Balance, January 31, 2009	—	2,112	2,112
Store closure charge	—	—	—
Accretion of present value of liabilities	—	111	111
Change in assumptions about future sublease income and lease termination	—	1,122	1,122
Cash payments	—	(1,095)	(1,095)

Balance, January 30, 2010	$—	$2,250	$2,250

        A store is classified as "held for disposal" when (i) the Company has committed to a plan to sell, (ii) the building is vacant and the property is available for sale, (iii) the Company is actively marketing the property for sale, (iv) the sale price is reasonable in relation to its current fair value and (v) the Company expects to complete the sale within one year. Assets held for disposal have been valued at the lower of their carrying amount or their estimated fair value, net of disposal costs. The fair value of these assets are estimated using market appraisals for comparable properties and are classified as a Level 2 measure within the fair value hierarchy. No depreciation expense is recognized during the period the asset is held for disposal. Assets held for disposal follows:

	January 30, 2010	January 31, 2009
Land	$2,980	$7,332
Buildings and improvements	5,453	11,265
Accumulated depreciation	(3,995)	(5,944)

Property and equipment—net	$4,438	$12,653

Number of properties	8	13

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 11—STORE CLOSURES AND ASSET IMPAIRMENTS (Continued)

        During fiscal 2009, the Company sold four stores for $3,602 and recorded a net gain of $155 of which $109 is reported in discontinued operations. The company also decided to reopen one store and moved the asset value of $1,658 to property and equipment. In response to a continuing weak real estate market, the Company reduced its prices for certain properties and recorded a $3,110 impairment charge. The Company classifies properties as held for disposal as it continues to actively market these properties at prices the Company believes reasonable given current market conditions and expects to sell these properties within the next twelve months.

        During fiscal 2008, the Company sold six properties for $6,694 and recorded a net gain of $428 of which $52 is reported in discontinued operations. On August 2, 2008, the Company purchased 29 master lease properties of which four were classified as "held for disposal." In response to a weak real estate market, the Company reduced its prices and recorded a $3,075 impairment charge during fiscal 2008.

NOTE 12—DISCONTINUED OPERATIONS

        The Company's discontinued operations reflect the operating results for closed stores where the customer base was lost. Below is a summary of the results of discontinued operations:

Year ended	January 30, 2010	January 31, 2009	February 2, 2008
Merchandise sales	$—	$—	$21,422
Service revenue	—	—	3,988

Total revenues	$—	$—	$25,410

Loss from discontinued operations (pretax)	$(1,657)	$(2,448)	$(6,064)

        Loss from discontinued operations relates to expenses for previously closed stores and principally includes costs for rent, taxes, payroll, repairs and maintenance, asset impairments, and gains or losses on disposal.

NOTE 13—EARNINGS PER SHARE

        Basic earnings per share is based on net earnings divided by the weighted average number of shares outstanding during the period. Stock options were dilutive in fiscal 2009 and as such were included in the diluted earnings per share calculation. Stock options were anti-dilutive in fiscal 2008 and 2007. Anti-dilutive options are excluded from the diluted earnings per share calculation for years 2008 and 2007 as the Company generated a net loss for these fiscal years.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 13—EARNINGS PER SHARE (Continued)

        The following schedule presents the calculation of basic and diluted earnings per share for earnings (loss) from continuing operations:

		Year Ended
	(in thousands, except per share amounts)	January 30, 2010	January 31, 2009	February 2, 2008
(a)	Earnings (loss) from continuing operations	$24,113	$(28,838)	$(37,438)
	Discontinued operations, net of tax	(1,077)	(1,591)	(3,601)

	Net earnings (loss)	$23,036	$(30,429)	$(41,039)

(b)	Basic average number of common shares outstanding during period	52,397	52,136	52,130
	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	270	—	—

(c)	Diluted average number of common shares assumed outstanding during period	52,667	52,136	52,130

	Basic earnings (loss) per share:
	Earnings (loss) from continuing operations (a/b)	$0.46	$(0.55)	$(0.72)
	Discontinued operations, net of tax	(0.02)	(0.03)	(0.07)

	Basic earnings (loss) per share	$0.44	$(0.58)	$(0.79)

	Diluted earnings (loss) per share:
	Earnings (loss) from continuing operations (a/c)	$0.46	$(0.55)	$(0.72)
	Discontinued operations, net of tax	(0.02)	(0.03)	(0.07)

	Diluted earnings (loss) per share	$0.44	$(0.58)	$(0.79)

        At January 30, 2010, certain stock options were excluded from the calculations of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period then ended and therefore would be anti-dilutive. The total number of such shares excluded from the diluted earnings per share calculation were 1,125,000. All outstanding stock options and non-vested restricted stock units were excluded from the computation of diluted EPS because they were anti-dilutive for fiscal 2008 and fiscal 2007.

NOTE 14—BENEFIT PLANS

DEFINED BENEFIT AND CONTRIBUTION PLANS

        On December 31, 2008, the Company paid $14,441 to terminate the defined benefit portion of its Supplemental Executive Retirement Plan (SERP) and recorded a $6,005 settlement charge. The Company continues to maintain the non-qualified defined contribution portion of the SERP plan (Account Plan) for key employees designated by the Board of Directors. The Company's contribution expense for the Account Plan was $790, $163 and $440 for fiscal 2009, 2008 and 2007, respectively.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 14—BENEFIT PLANS (Continued)

        The Company has a qualified 401(k) savings plan and a separate savings plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation under both savings plans. The Company's savings plans' contribution expense was $3,111, $3,286 and $3,480 in fiscal 2009, 2008 and 2007, respectively.

        We also have a defined benefit pension plan covering our full-time employees hired on or before February 1, 1992. As of December 31, 1996, the Company froze the accrued benefits under the plan and active participants became fully vested. The plan's trustee will continue to maintain and invest plan assets and will administer benefits payments. The Company uses a fiscal year end measurement date for determining benefit obligations and the fair value of plan assets of its plans. The actuarial computations are made using the "projected unit credit method." Variances between actual experience and assumptions for costs and returns on assets are amortized over the remaining service lives of employees under the plan.

        Pension expense follows:

	Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Service cost	$—	$110	$166
Interest cost	2,539	3,346	3,419
Expected return on plan assets	(1,804)	(2,450)	(2,320)
Amortization of transitional obligation	—	150	163
Amortization of prior service cost	14	340	370
Recognized actuarial loss	1,766	975	1,814

Net periodic benefit cost	2,515	2,471	3,612
Settlement charge	—	6,005	—

Total pension expense	$2,515	$8,476	$3,612

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 14—BENEFIT PLANS (Continued)

        The following actuarial assumptions were used to determine benefit obligation and pension expense:

	Year Ended
	January 30, 2010	January 31, 2009		February 2, 2008
Benefit obligation assumptions:
Discount rate	6.10%	7.00%		6.50%
Rate of compensation increase	N/A	N/A		4.00	%(1)
Pension expense assumptions:
Discount rate	7.00%	6.50%		5.90%
Expected return on plan assets	6.70%	6.70%		6.30%
Rate of compensation expense	N/A	4.00	%(1)	4.00	%(1)

(1)
Bonuses are assumed to be 25% of base pay for the SERP.

        The Company selected the discount rate for the benefit obligation at January 30, 2010 to reflect a rate commensurate with a model bond portfolio with durations that match the expected payment patterns of the plans. To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 6.70% long-term rate of return on assets assumption for fiscal 2009 and 2008 and 6.30% for fiscal 2007.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 14—BENEFIT PLANS (Continued)

        The following table sets forth the reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company's defined benefit plans:

Year ended	January 30, 2010	January 31, 2009
Change in benefit obligation:
Benefit obligation at beginning of year	$36,996	$56,533
Service cost	—	110
Interest cost	2,539	3,346
Curtailment gain	—	(2,606)
Actuarial loss	4,626	828
Benefits paid	(1,417)	(21,215)

Benefit obligation at end of year	$42,744	$36,996

Change in plan assets:
Fair value of plan assets at beginning of year	$27,692	$37,280
Actual return on plan assets (net of expenses)	5,582	(8,291)
Employer contributions	—	19,918
Benefits paid	(1,417)	(21,215)

Fair value of plan assets at end of year	$31,857	$27,692

Unfunded status at fiscal year end	$(10,887)	$(9,304)
Net amounts recognized on consolidated balance sheet at fiscal year end
Current benefit liability (included in accrued expenses)	$—	$—
Noncurrent benefit liability (included in other long-term liabilities)	(10,887)	(9,304)

Net amount recognized at fiscal year end	$(10,887)	$(9,304)

Amounts recognized in accumulated other comprehensive income (pre-tax) at fiscal year end
Net loss	$11,316	$12,233
Prior service cost	54	68

Net amount recognized at fiscal year end	$11,370	$12,301

Other comprehensive (income) loss attributable to change in pension liability recognition	$(932)	$1,493
Accumulated benefit obligation at fiscal year end	$42,744	$36,996
Other information
Employer contributions expected in fiscal 2010	$—	$—
Estimated prior service cost amortization in fiscal 2010	$1,642	$1,760

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 14—BENEFIT PLANS (Continued)

        Benefit payments, including amounts to be paid from Company assets, as appropriate, are expected to be paid as follows:

2011	$1,785
2012	1,874
2013	2,003
2014	2,135
2015	2,267
2016 – 2020	13,405

  Plan Assets and Investment Policy

        Investment policies are established in accordance with the Company's Benefits Committee (the "Committee") responsibilities to the participants of the Plan and its beneficiaries, and in accordance with the Employee Retirement Income Security Act of 1974, as amended (ERISA). The objective of the plan is to meet current and future benefit payment needs within the constraints of diversification and prudent risk taking. The Plan is diversified across asset classes to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation. Investment objectives for each asset class are determined based on specific risks and investment opportunities identified. The Company believes that the diversification of its assets minimizes the risk due to concentration of the Plan assets.

        The Company updates its long-term, strategic asset allocations annually using various analytics to determine the optimal asset mix and consideration of plan liability characteristics, liquidity characteristics, funding requirements, expected rates of return and the distribution of returns. Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions (such as private equity and real estate), and the timing of benefit payments and contributions. Short term investments and exchange-traded derivatives are used to rebalance the actual asset allocation to the target asset allocation. The asset allocation is monitored and rebalanced on a monthly basis.

        The manager of our investments provides advice and recommendations to help the Committee discharge its fiduciary responsibilities in furtherance of the Plan's goals and objectives. The Manager has the discretion to allocate assets among funds within each asset class to conform to strategic targets and ranges established by the Committee. Our target asset allocation is 50% equity securities and 50% fixed income. Equity securities include Pep Boys common stock in the amounts of $0 and $200 (0.6% of total plan assets) at January 30, 2010 and January 31, 2009, respectively. The investment policy

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 14—BENEFIT PLANS (Continued)

requires that the asset allocation be maintained within certain ranges. The weighted average asset allocations and asset allocation ranges by asset category are as follows:

Weighted Average Asset Allocations

	January 30, 2010	January 31, 2009	Asset Allocation Ranges
Total equities	48%	44%	45 – 55%
Domestic equities	32%	—	28 – 38%
Non-US equities	17%	—	12 – 22%
Fixed income	52%	56%	45 – 55%

        The table below provides the fair values of the company's pension plan assets at January 30, 2010, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category (see Note 17 for definition of levels). The significant amount of Level 2 investments in the table results from including in this category, investments in pooled funds that contain investments with values based on quoted market prices, but for which the funds are not valued on a quoted market basis, and fixed income securities that are valued using model based pricing services.

Asset Category	Level 1	Level 2	Level 3	Fair Value
Money market fund	$36	—	—	$36
Domestic equities
US Small/Mid Cap Growth	—	$988	—	988
US Small/Mid Cap Value	—	996	—	996
US Large Cap Passive	—	8,110	—	8,110
Non-U.S. equities
Non-US Core Equity	—	5,279	—	5,279
Fixed income
Long Duration	—	6,702	—	6,702
Long Duration Passive	—	8,538	—	8,538
Guaranteed annuity contracts	—	—	$1,208	1,208

Total	$36	$30,613	$1,208	$31,857

        Generally, investments are valued based on information in financial publications of general circulation, statistical and valuation services, records of security exchanges, appraisal by qualified persons, transactions and bona fide offers.

        Money market funds are valued using a market approach based on the quoted market prices of identical instruments. These investments are classified within Level 1 of the fair value hierarchy.

        Domestic equities, non-US equities, and both Long Duration fixed income securities consist of collective trust (CT) funds. CTs are comprised of shares or units in commingled funds that are not

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 14—BENEFIT PLANS (Continued)

publicly traded. The underlying assets in these funds (equity securities and fixed income securities) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. CTs are valued at their net asset values (NAVs) that are calculated by the investment manager of the fund and have daily or monthly liquidity. These investments are classified within Level 2 of the fair value hierarchy.

        Guaranteed annuity contracts (GACs) are annuity insurance contracts. GACs are primarily invested in public bonds with some small placement in common stock, private placement bonds and commercial mortgage products. The GACs are valued based on unobservable inputs, as observable inputs are not available, using valuation methodologies to determine fair value. GACs are deemed to be Level 3 investments.

        The following table provides a summary of changes in fair value of our Level 3 financial assets during fiscal 2009:

Fair Value
Balance, February 1, 2009	$884
Transfers from other investments	1,558
Interest income and gains	240
Administrative fees	(57)
Benefits paid during the period	(1,417)

Balance, January 30, 2010	$1,208

DEFERRED COMPENSATION PLAN

        The Company maintains a non-qualified deferred compensation plan that allows its officers and certain other employees to defer up to 20% of their annual salary and 100% of their annual bonus. Additionally, the first 20% of an officer's bonus deferred into the Company's stock is matched by the Company on a one-for-one basis with Company stock that vests and is expensed over three years. The shares required to satisfy distributions of voluntary bonus deferrals and the accompanying match in the Company's stock are issued from its treasury account.

RABBI TRUST

        The Company establishes and maintains a deferred liability for the non-qualified deferred compensation plan and the Account Plan. The Company plans to fund this liability by remitting the officers' deferrals to a Rabbi Trust where these deferrals are invested in variable life insurance policies. These assets are included in non-current other assets. Accordingly, all gains and losses on these underlying investments, which are held in the Rabbi Trust to fund the deferred liability, are recognized in the Company's Consolidated Statement of Operations. Under these plans, there were liabilities of $3,440 at January 30, 2010 and $2,699 at January 31, 2009, respectively.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 15—EQUITY COMPENSATION PLANS

        The Company has a stock-based compensation plan originally approved by the stockholders on May 21, 1990 under which it has previously granted non-qualified stock options and incentive stock options to key employees and members of its Board of Directors. There are no awards remaining available for grant under the 1990 Plan. The Company has a stock-based compensation plan originally approved by the stockholders on June 2, 1999 under which it has previously granted and may continue to grant non-qualified stock options, incentive stock options and restricted stock units (RSUs) to key employees and members of its Board of Directors. On June 24, 2009, the stockholders renamed the 1999 Plan to the 2009 Plan, extended its terms to December 31, 2014 and increased the number of shares issuable thereunder by 1,500,000. As of January 30, 2010, there were 2,005,775 awards outstanding and 2,240,075 awards available for grant under the 2009 Plan.

        Incentive stock options and non-qualified stock options previously granted under the 1990 and 2009 plans (i) to non-officers, vest fully on the third anniversary of their grant date and (ii) to officers, vest in equal tranches over three or four year periods.

        Generally, all options granted prior to March 3, 2004 carry an expiration date of ten years and options granted on or after March 3, 2004 carry an expiration date of seven years.

        RSUs previously granted to non-officers vest fully on the third anniversary of their grant date. RSUs previously granted to officers vest in equal tranches over three or four year periods.

        The Company has also granted RSUs under the 2009 plan in conjunction with its non-qualified deferred compensation plan. Under the deferred compensation plan, the first 20% of an officer's bonus deferred into the Company's stock fund is matched by the Company on a one-for-one basis with RSUs that vest over a three-year period, with one third vesting on each of the first three anniversaries of the grant date.

        The exercise price, term and other conditions applicable to future stock option and RSU grants under the 2009 plan are generally determined by the Board of Directors; provided that the exercise price of stock options must be at least 100% of the quoted market price of the common stock on the grant date. The Company currently satisfies all share requirements resulting from RSU conversions and option exercises from its treasury stock. The Company believes its treasury share balance at January 30, 2010 is adequate to satisfy such activity during the next twelve-month period.

        The following table summarizes the options under our plans:

	Fiscal Year 2009
	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	915,711	$13.20
Granted	948,184	4.50
Exercised	(22,000)	6.64
Forfeited	(8,748)	12.12
Expired	(150,822)	15.89

Outstanding—end of year	1,682,325	8.14

Vested and expected to vest options—end of year	1,578,753	8.30

Options exercisable—end of year	589,437	$13.24

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 15—EQUITY COMPENSATION PLANS (Continued)

        The following table summarizes information about options during the last three fiscal years (dollars in thousands except per option amount):

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Weighted average fair value at grant date per option	$2.10	$3.47	$5.04
Intrinsic value of options exercised	$43	$8	$2,194

        The aggregate intrinsic value of outstanding options, exercisable options and expected to vest options at January 30, 2010 was $4,128, $284 and $3,528, respectively. At January 30, 2010, the weighted average remaining contractual term of outstanding options, exercisable options and expected to vest options was 4.8 years, 2.5 years and 5.9 years, respectively. At January 30, 2010, there was approximately $1,592 of total unrecognized pre-tax compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.5 years.

        The following table summarizes information about non-vested stock awards (RSUs) since January 31, 2009:

	Number of RSUs	Weighted Average Fair Value
Nonvested at January 31, 2009	319,009	$13.66
Granted	30,927	9.18
Forfeited	(8,754)	14.42
Vested	(108,589)	14.04

Nonvested at January 30, 2010	232,593	$13.76

        The following table summarizes information about RSUs during the last three fiscal years (dollars in thousands except per unit amounts):

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Weighted average fair value at grant date per unit	$9.18	$11.25	$15.56
Fair value at vesting date	$1,455	$5,441	$3,341
Intrinsic value at conversion date	$675	$1,586	$3,773
Tax benefits realized from conversions	$251	$589	$1,402

        At January 30, 2010, there was approximately $1,510 of total unrecognized pre-tax compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 1.2 years.

        The Company recognized approximately $1,010, $641, and $3,060 of compensation expense related to stock options, and approximately $1,565, $2,102, and $6,696 of compensation expense related to restricted stock units, included in selling, general and administrative expenses for fiscal 2009, 2008, and 2007, respectively. The related tax benefit recognized was approximately $957, $1,019 and $3,624 for fiscal 2009, 2008 and 2007, respectively.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 15—EQUITY COMPENSATION PLANS (Continued)

        Expected volatility is based on historical volatilities for a time period similar to that of the expected term. In estimating the expected term of the options, the Company has utilized the "simplified method" allowable under the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No.107, "Share-Based Payment" through December 31, 2007 and changed to an actual experience method during fiscal 2008. The risk-free rate is based on the U.S. treasury yield curve for issues with a remaining term equal to the expected term. The fair value of each option granted during fiscal 2009, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option-pricing model and, in certain situations where the grant includes both a market and a service condition as described more fully below, the Month Carlo simulation model is used. The following are the weighted-average assumptions:

	Year ended
	January 30, 2010	January 31, 2009	February 2, 2008
Dividend yield	2.3%	2.93%	1.79%
Expected volatility	65%	45%	39%
Risk-free interest rate range:
High	2.3%	3.2%	5.0%
Low	1.6%	2.7%	3.5%
Ranges of expected lives in years	4-5	3-4	4-5

        During fiscal 2009, the Company granted 736,000 stock options with a weighted average grant date fair value of $1.69. These options have a seven year term and include both a service and a market appreciation vesting requirement. These options vest over a three year period with a third vesting on each of the three grant date anniversaries provided the market price of the Company's stock has appreciated by a certain amount. From the date of grant, the market price of the Company's stock must have appreciated, for at least 15 consecutive trading days, by $2.00 above grant price or more for 536,000 options and by $6.88 above grant price or more for 200,000 options in order to vest. The Company used a Monte Carlo simulation model to estimate the expected term and is recording the compensation expense over the service period for each separately vesting portion of the options granted. During fiscal 2009, the $2.00 market appreciation vesting requirement was satisfied.

        The Company reflects in its consolidated statement of cash flows any tax benefits realized upon the exercise of stock options or issuance of RSUs in excess of that which is associated with the expense recognized for financial reporting purposes. Approximately $9, $3 and $1,104 are reflected as financing cash inflows and operating cash outflows in the Consolidated Statement of Cash Flows for fiscal 2009, 2008 and 2007, respectively.

NOTE 16—INTEREST RATE SWAP AGREEMENT

        On November 2, 2006, the Company entered into an interest rate swap for a notional amount of $200,000. The Company has designated the swap as a cash flow hedge on the first $200,000 of the Company's $320,000 Senior Secured Term Loan facility. The interest rate swap converts the variable LIBOR portion of the interest payments to a fixed rate of 5.036% and terminates in October 2013. The Company did not meet the documentation requirements to apply hedge accounting at inception or as

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 16—INTEREST RATE SWAP AGREEMENT (Continued)

of February 3, 2007 and, accordingly, recorded the increase in the fair value of the interest rate swap of $1,490 as a reduction to interest expense. The Company documented that the swap met the requirements for hedge accounting on April 9, 2007, and prospectively records the effective portion of the change in fair value of the swap through accumulated other comprehensive loss.

        On November 27, 2007, the Company sold the land and buildings for 34 owned properties to an independent third party. The Company used $162,558 of the net proceeds from this transaction to prepay a portion of the Senior Secured Term Loan facility which eliminated a portion of the future interest payments hedged by the November 2, 2006 interest rate swap. The Company concluded that it was not probable that those future interest payments would occur. The Company discontinued hedge accounting for the unmatched portion of the November 2, 2006 swap and reclassified a $2,259 pre-tax loss from other comprehensive income to interest expense. Concurrent with this transaction, the Company re-designated $145,000 notional amount of the interest rate swap as a cash flow hedge to fully match the future interest payments under the Senior Secured Term Loan facility. As a result, all future changes in this interest rate swap's fair value that has been re-designated as a hedge will be recorded to accumulated other comprehensive loss. From the period of November 27, 2007 through February 1, 2008 the Company incurred interest expense of $1,907 for changes in fair value related to the $55,000 unmatched portion of this swap. On February 1, 2008, the Company recorded $4,539 within accrued expenses to reduce the notional amount of the interest rate swap to $145,000 from the original $200,000 amount. The $4,539 was paid on February 4, 2008. As of January 30, 2010 and January 31, 2009, respectively, the fair value of the swap was a net $16,401 and $15,808 payable recorded within other long-term liabilities on the balance sheet.

NOTE 17—FAIR VALUE MEASUREMENTS

        The Company's fair value measurements consist of (a) non-financial assets and liabilities that are recognized or disclosed at fair value in the Company's financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.

        Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. There is a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 17—FAIR VALUE MEASUREMENTS (Continued)

  Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

        The Company's long-term investments, interest rate swap agreements and contingent consideration are measured at fair value on a recurring basis. The information in the following paragraphs and tables primarily addresses matters relative to these assets and liabilities.

  Cash Equivalents:

        Cash equivalents, other than credit card receivables, include highly liquid investments with an original maturity of three months or less at acquisition. We carry these investments at fair value. As a result, we have determined that our cash equivalents in their entirety are classified as a Level 1 measure within the fair value hierarchy.

  Derivative liability:

        The Company has one interest rate swap designated as a cash flow hedge on $145,000 of the Company's $149,715 Senior Secured Term Loan facility that expires in October 2013. The Company values this swap using observable market data to discount projected cash flows and for credit risk adjustments. The inputs used to value our derivatives fall within Level 2 of the fair value hierarchy.

  Contingent Consideration:

        The Company has recorded contingent consideration as a result of the acquisition of Florida Tire. The consideration may be paid to the seller on each six month anniversary of the closing date until the deferred purchase price is paid in full, subject to acceleration or cancellation clauses. The calculation of the contingent consideration is based on a weighted average probability scenario that includes management's assumptions on expected future cash flows. As a result, we have determined that our contingent consideration is classified as a Level 3 measure within the fair value hierarchy.

        The following table provides information by level for assets and liabilities that are measured at fair value, on a recurring basis.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at January 30, 2010
Description		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$39,326	$39,326
Liabilities:
Other long-term liabilities
Derivative liability(a)	16,401		16,401
Contingent consideration	1,660			1,660

(a)
included in other long-term liabilities

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 17—FAIR VALUE MEASUREMENTS (Continued)

        The following represents the impact of fair value accounting for the Company's derivative liability on its consolidated financial statements:

	Amount of Loss in Other Comprehensive Income (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion)
Fiscal 2009	$373	Interest expense	$5,796

  Non-financial assets measured at fair value on a non-recurring basis:

        Certain assets are measured at fair value on a non-recurring basis, that is, the assets are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment. In response to a continuing weak real estate market, the Company reduced its prices for certain properties held for disposal and recorded impairment charges of $3,110 and $5,353 for fiscal 2009 and 2008, respectively. The fair values were based on selling prices of comparable properties. These measures of fair value, and related inputs, are considered level 2 measures under the fair value hierarchy.

NOTE 18—LEGAL MATTERS

        In September 2006, the United States Environmental Protection Agency ("EPA") requested certain information from the Company as part of an investigation to determine whether the Company had violated, and is in violation of, the Clean Air Act and its non-road engine regulations. The information requested concerned certain generator and personal transportation merchandise offered for sale by the Company. In the fourth quarter of fiscal 2008, the EPA informed the Company that it believed that the Company had violated the Clean Air Act by virtue of the fact that certain of this merchandise did not conform to their corresponding EPA Certificates of Conformity. During the third quarter of fiscal 2009, the Company and the EPA reached a settlement in principle of this matter requiring that the Company (i) pay a monetary penalty of $5 million, (ii) take certain corrective action with respect to certain inventory that had been restricted from sale during the course of the investigation, (iii) implement a formal compliance program and (iv) participate in certain non-monetary emission offset activities. The Company had previously accrued an amount equal to the agreed upon civil penalty and a $3 million contingency accrual with respect to the restricted inventory. During each of the third and fourth quarters of fiscal 2009, the Company reversed $1 million of the inventory accrual as a portion of the subject inventory was released for sale.

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 19—QUARTERLY FINANCIAL DATA (UNAUDITED)

						Earnings (Loss) Per Share from Continuing Operations
								Earnings (Loss) Per Share			Market Price Per Share
				Earnings (loss) from Continuing Operations
	Total Revenues	Gross Profit	Operating Profit (loss)		Earnings (Loss)					Cash Dividends Per Share
						Basic	Diluted	Basic	Diluted		High	Low
Year Ended January 30, 2010
4th quarter	$452,896	$110,047	$6,760	$2,835	$2,268	$0.05	$0.06	$0.04	$0.04	$0.0300	$9.29	$7.76
3rd quarter	472,643	118,269	10,056	2,357	2,124	0.05	0.04	0.04	0.04	0.0300	10.69	8.40
2nd quarter	488,911	128,190	18,692	7,858	7,735	0.15	0.15	0.15	0.15	0.0300	10.83	5.87
1st quarter	496,488	129,601	21,551	11,063	10,909	0.21	0.21	0.21	0.21	0.0300	8.52	2.76
Year Ended January 31, 2009
4th quarter	$465,536	$92,188	$(31,250)	$(32,827)	$(33,267)	$(0.63)	$(0.63)	$(0.63)	$(0.63)	$0.0675	$5.31	$2.62
3rd quarter	464,166	114,844	(5,036)	(7,054)	(7,282)	(0.13)	(0.13)	(0.14)	(0.14)	0.0675	9.49	3.00
2nd quarter	500,043	130,434	11,908	5,752	5,448	0.11	0.11	0.10	0.10	0.0675	10.36	6.40
1st quarter	498,043	127,966	14,482	5,291	4,672	0.10	0.10	0.09	0.09	0.0675	12.56	8.59

        In the fourth quarter of 2009, the Company recorded an income tax benefit of $1,200 due to the allocation of additional costs to certain jurisdictions.

NOTE 20—SUPPLEMENTAL GUARANTOR INFORMATION

        The Company's 7.50% Senior Subordinated Notes (the "Notes") are fully and unconditionally and joint and severally guaranteed by certain of the Company's direct and indirectly wholly-owned subsidiaries—namely, The Pep Boys Manny Moe & Jack of California, The Pep Boys—Manny Moe & Jack of Delaware, Inc., Pep Boys—Manny Moe & Jack of Puerto Rico, Inc. and PBY Corporation, (collectively, the "Subsidiary Guarantors"). The Notes are not guaranteed by the Company's wholly owned subsidiary, Colchester Insurance Company.

        The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of January 30, 2010 and January 31, 2009 and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for fiscal 2009, 2008 and 2007 for (i) the Company ("Pep Boys") on a parent only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Subsidiary Guarantors on a combined basis including the consolidation by PBY Corporation of its wholly owned subsidiary, The Pep Boys Manny Moe & Jack of California, (iii) the subsidiary of the Company that does not guarantee the Notes, and (iv) the Company on a consolidated basis.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 20—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of January 30, 2010	Pep Boys	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,844	$10,279	$3,203	$—	$39,326
Accounts receivable, net	13,032	9,951	—	—	22,983
Merchandise inventories	195,314	363,804	—	—	559,118
Prepaid expenses	12,607	15,070	14,255	(17,148)	24,784
Other current assets	1,101	2,667	67,038	(5,378)	65,428
Assets held for disposal	1,045	3,393	—	—	4,438

Total current assets	248,943	405,164	84,496	(22,526)	716,077

Property and equipment—net	232,115	462,128	31,544	(19,337)	706,450
Investment in subsidiaries	1,755,426	—	—	(1,755,426)	—
Intercompany receivable	—	1,058,132	83,953	(1,142,085)	—
Deferred income taxes	11,200	46,971	—	—	58,171
Other long-term assets	17,566	822	—	—	18,388

Total assets	$2,265,250	$1,973,217	$199,993	$(2,939,374)	$1,499,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$202,974	$—	$—	$—	$202,974
Trade payable program liability	34,099	—	—	—	34,099
Accrued expenses	24,042	62,106	173,429	(17,161)	242,416
Deferred income taxes	6,626	28,723	—	(5,365)	29,984
Current maturities of long-term debt	1,079	—	—	—	1,079

Total current liabilities	268,820	90,829	173,429	(22,526)	510,552

Long-term debt less current maturities	306,201	—	—	—	306,201
Other long-term liability	35,125	38,808	—	—	73,933
Deferred gain from asset sales	69,724	114,718	—	(19,337)	165,105
Intercompany liabilities	1,142,085	—	—	(1,142,085)	—
Total stockholders' equity	443,295	1,728,862	26,564	(1,755,426)	443,295

Total liabilities and stockholders' equity	$2,265,250	$1,973,217	$199,993	$(2,939,374)	$1,499,086

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 20—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of January 31, 2009	Pep Boys	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,753	$6,393	$2,186	$—	$21,332
Accounts receivable, net	16,571	12,260	—	—	28,831
Merchandise inventories	199,304	365,627	—	—	564,931
Prepaid expenses	13,597	15,820	13,919	(17,946)	25,390
Other current assets	1,193	11	66,797	(5,580)	62,421
Assets held for disposal	1,830	10,823	—	—	12,653

Total current assets	245,248	410,934	82,902	(23,526)	715,558

Property and equipment—net	239,859	487,956	32,226	(19,710)	740,331
Investment in subsidiaries	1,699,568	—	—	(1,699,568)	—
Intercompany receivable	—	989,077	85,145	(1,074,222)	—
Deferred income taxes	24,075	53,633	—	—	77,708
Other long-term assets	17,614	1,178	—	—	18,792

Total assets	$2,226,364	$1,942,778	$200,273	$(2,817,026)	$1,552,389

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$212,331	$9	$—	$—	$212,340
Trade payable program liability	31,930	—	—	—	31,930
Accrued expenses	28,802	67,748	175,985	(17,781)	254,754
Deferred income taxes	16,355	25,238	—	(5,745)	35,848
Current maturities of long-term debt and obligations under capital leases	1,208	245	—	—	1,453

Total current liabilities	290,626	93,240	175,985	(23,526)	536,325

Long-term debt and obligations under capital leases less current maturities	332,682	19,700	—	—	352,382
Other long-term liability	34,868	35,454	—	—	70,322
Deferred gain from asset sales	70,810	119,104	—	(19,710)	170,204
Intercompany liabilities	1,074,222	—	—	(1,074,222)	—
Stockholders' equity	423,156	1,675,280	24,288	(1,699,568)	423,156

Total liabilities and stockholders' equity	$2,226,364	$1,942,778	$200,273	$(2,817,026)	$1,552,389

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 20—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended January 30, 2010	Pep Boys	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidation/ Elimination	Consolidated
Merchandise sales	$521,428	$1,012,191	$—	$—	$1,533,619
Service revenue	133,240	244,079	—	—	377,319
Other revenue	—	—	22,904	(22,904)	—

Total revenues	654,668	1,256,270	22,904	(22,904)	1,910,938

Costs of merchandise sales	363,320	723,116	—	(1,632)	1,084,804
Costs of service revenue	115,123	225,057	—	(153)	340,027
Costs of other revenue	—	—	19,821	(19,821)	—

Total costs of revenues	478,443	948,173	19,821	(21,606)	1,424,831

Gross profit from merchandise sales	158,108	289,075	—	1,632	448,815
Gross profit from service revenue	18,117	19,022	—	153	37,292
Gross profit from other revenue	—	—	3,083	(3,083)	—

Total gross profit	176,225	308,097	3,083	(1,298)	486,107
Selling, general and administrative expenses	151,008	282,700	318	(3,765)	430,261
Net gain from dispositions of assets	886	327	—	—	1,213

Operating profit	26,103	25,724	2,765	2,467	57,059
Non-operating (expenses) income	(15,516)	86,810	2,473	(71,506)	2,261
Interest expenses (income)	63,477	29,353	(2,087)	(69,039)	21,704

(Loss) earnings from continuing operations before income taxes	(52,890)	83,181	7,325	—	37,616
Income tax (benefit) expenses	(17,638)	28,559	2,582	—	13,503
Equity in earnings of subsidiaries	58,325	—	—	(58,325)	—

Earnings (loss) from continuing operations	23,073	56,622	4,743	(58,325)	24,113
Loss from discontinued operations, net of tax	(37)	(1,040)	—	—	(1,077)

Net earnings (loss)	$23,036	$53,582	$4,743	$(58,325)	$23,036

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 20—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended January 31, 2009	Pep Boys	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidation/ Elimination	Consolidated
Merchandise sales	$531,068	$1,038,596	$—	$—	$1,569,664
Service revenue	124,206	233,918	—	—	358,124
Other revenue	—	—	22,939	(22,939)	—

Total revenues	655,274	1,272,514	22,939	(22,939)	1,927,788

Costs of merchandise sales	391,186	739,608	—	(1,632)	1,129,162
Costs of service revenue	110,515	222,831	—	(152)	333,194
Costs of other revenue	—	—	19,621	(19,621)	—

Total costs of revenues	501,701	962,439	19,621	(21,405)	1,462,356

Gross profit from merchandise sales	139,882	298,988	—	1,632	440,502
Gross profit from service revenue	13,691	11,087	—	152	24,930
Gross profit from other revenue	—	—	3,318	(3,318)	—

Total gross profit	153,573	310,075	3,318	(1,534)	465,432
Selling, general and administrative expenses	178,650	310,098	296	(4,000)	485,044
Net gain from dispositions of assets	3,392	6,324	—	—	9,716

Operating (loss) profit	(21,685)	6,301	3,022	2,466	(9,896)
Non-operating (expense) income	(15,383)	111,434	2,543	(96,627)	1,967
Interest expense (income)	90,313	34,281	(3,385)	(94,161)	27,048

(Loss) earnings from continuing operations before income taxes	(127,381)	83,454	8,950	—	(34,977)
Income tax (benefit) expense	(41,417)	32,192	3,086		(6,139)
Equity in earnings of subsidiaries	55,683	—	—	(55,683)	—

(Loss) earnings from continuing operations	(30,281)	51,262	5,864	(55,683)	(28,838)
Loss from discontinued operations, net of tax	(148)	(1,443)	—	—	(1,591)

Net (loss) earnings	$(30,429)	$49,819	$5,864	$(55,683)	$(30,429)

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 20—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended February 2, 2008	Pep Boys	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidation/ Elimination	Consolidated
Merchandise sales	$600,611	$1,148,967	$—	$—	$1,749,578
Service revenue	135,110	253,387	—	—	388,497
Other revenue	—	—	24,592	(24,592)	—

Total revenues	735,721	1,402,354	24,592	(24,592)	2,138,075

Costs of merchandise sales	455,204	852,124	—	(1,376)	1,305,952
Costs of service revenue	116,453	229,844	—	(411)	345,886
Costs of other revenue	—	—	18,989	(18,989)	—

Total costs of revenues	571,657	1,081,968	18,989	(20,776)	1,651,838

Gross profit from merchandise sales	145,407	296,843	—	1,376	443,626
Gross profit from service revenue	18,657	23,543	—	411	42,611
Gross profit from other revenue	—	—	5,603	(5,603)	—

Total gross profit	164,064	320,386	5,603	(3,816)	486,237
Selling, general and administrative expenses	181,225	343,093	338	(6,283)	518,373
Net gain from dispositions of assets	3,095	12,056	—	—	15,151

Operating (loss) profit	(14,066)	(10,651)	5,265	2,467	(16,985)
Non-operating (expense) income	(15,384)	133,428	2,630	(115,428)	5,246
Interest expense (income)	126,073	43,338	(5,157)	(112,961)	51,293

(Loss) earnings from continuing operations before income taxes	(155,523)	79,439	13,052	—	(63,032)
Income tax (benefit) expense	(56,041)	25,881	4,566		(25,594)
Equity in earnings of subsidiaries	59,537	—	—	(59,537)	—

(Loss) earnings from continuing operations	(39,945)	53,558	8,486	(59,537)	(37,438)
Loss from discontinued operations, net of tax	(1,094)	(2,507)	—	—	(3,601)

Net (loss) earnings	$(41,039)	$51,051	$8,486	$(59,537)	$(41,039)

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 20—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

January 30, 2010	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation Elimination	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$23,036	$53,582	$4,743	$(58,325)	$23,036
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by continuing operations:
Net loss from discontinued operations	37	1,040	—	—	1,077
Depreciation and amortization	25,405	44,815	682	(373)	70,529
Amortization of deferred gain from asset sales	(4,078)	(8,620)	—	373	(12,325)
Stock compensation expense	2,575	—	—	—	2,575
Equity in earnings of subsidiaries	(58,325)	—	—	58,325	—
Gain on debt retirement	(6,248)	—	—	—	(6,248)
Deferred income taxes	2,919	10,147	380	—	13,446
Gain from disposition of assets	(886)	(327)	—	—	(1,213)
Loss from asset impairments	785	2,099	—	—	2,884
Dividends received from subsidiary	2,467	—	—	(2,467)	—
Other	204	141	—	—	345
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other	8,232	520	(957)	(620)	7,175
Decrease in merchandise inventories	5,216	1,823	—	—	7,039
Decrease in accounts payable	(9,640)	—	—	—	(9,640)
Decrease in accrued expenses	(5,303)	(5,999)	(2,556)	620	(13,238)
(Decrease) increase in other long-term liabilities	(790)	3,174	—	—	2,384

Net cash (used in) provided by continuing operations	(14,394)	102,395	2,292	(2,467)	87,826
Net cash used in discontinued operations	(37)	(566)	—	—	(603)
Net cash (used in) provided by operating activities	(14,431)	101,829	2,292	(2,467)	87,223

Cash flows from investing activities:
Cash paid for property and equipment	(18,132)	(25,082)	—	—	(43,214)
Proceeds from disposition of assets	4,845	9,931	—	—	14,776
Acquisition of Florida Tire, Inc.	(2,695)	—	—	—	(2,695)
Other	(500)	—	—	—	(500)

Net cash used in continuing operations	(16,482)	(15,151)	—	—	(31,633)
Net cash provided by discontinued operations	—	1,762	—	—	1,762

Net cash used in investing activities	(16,482)	(13,389)	—	—	(29,871)

Cash flows from financing activities:
Borrowings under line of credit agreements	88,237	161,467	—	—	249,704
Payments under line of credit agreements	(96,669)	(176,897)	—	—	(273,566)
Borrowings on trade payable program liability	192,324	—	—	—	192,324
Payments on trade payable program liability	(190,155)	—	—	—	(190,155)
Long-term debt and capital lease obligation payments	(11,930)	(60)	—	—	(11,990)
Intercompany borrowings (payments)	67,872	(69,064)	1,192	—	—
Dividends paid	(6,286)	—	(2,467)	2,467	(6,286)
Other	611	—	—	—	611

Net cash provided by (used in) financing activities	44,004	(84,554)	(1,275)	2,467	(39,358)

Net increase in cash	13,091	3,886	1,017	—	17,994

Cash and cash equivalents at beginning of year	12,753	6,393	2,186	—	21,332

Cash and cash equivalents at end of year	$25,844	$10,279	$3,203	$—	$39,326

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 20—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

January 31, 2009	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation Elimination	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(30,429)	$49,819	$5,864	$(55,683)	$(30,429)
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by continuing operations:
Net loss from discontinued operations	148	1,443	—	—	1,591
Depreciation and amortization	25,442	47,427	682	(344)	73,207
Amortization of deferred gain from asset sale	(3,468)	(7,161)	—	344	(10,285)
Stock compensation expense	2,743	—	—	—	2,743
Equity in earnings of subsidiaries	(55,683)	—	—	55,683	—
Gain on debt retirement	(3,460)	—	—	—	(3,460)
Deferred income taxes	10,733	(17,190)	199	—	(6,258)
Gain from disposition of assets	(3,394)	(6,322)	—	—	(9,716)
Loss from asset impairments	531	2,896	—	—	3,427
Other	365	172	—	—	537
Dividends received from subsidiary	2,464	—	—	(2,464)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable, prepaid expenses and other	17,926	2,211	5,079	(1,312)	23,904
Increase in merchandise inventories	(328)	(3,451)	—	—	(3,779)
Decrease in accounts payable	(33,083)	—	—	—	(33,083)
(Decrease) increase in accrued expenses	(28,591)	211	(7,925)	1,312	(34,993)
Decrease in other long-term liabilities	(10,154)	(1,838)	—	—	(11,992)

Net cash (used in) provided by continuing operations	(108,238)	68,217	3,899	(2,464)	(38,586)
Net cash used in discontinued operations	(82)	(839)	—	—	(921)
Net cash (used in) provided by operating activities	(108,320)	67,378	3,899	(2,464)	(39,507)

Cash flows from investing activities:
Cash paid for property and equipment	(44,727)	(107,156)	—	—	(151,883)
Proceeds from disposition of assets	64,876	145,759	—	—	210,635
Life insurance proceeds received	15,588	—	—	—	15,588

Net cash provided by continuing operations	35,737	38,603	—	—	74,340
Net cash provided by discontinued operations	3,047	1,339	—	—	4,386

Net cash provided by investing activities	38,784	39,942	—	—	78,726

Cash flows from financing activities:
Borrowings under line of credit agreements	87,659	117,503	—	—	205,162
Payments under line of credit agreements	(95,428)	(127,917)	—	—	(223,345)
Borrowings on trade payable program liability	196,680	—	—	—	196,680
Payments on trade payable program liability	(179,004)	—	—	—	(179,004)
Payments for finance issuance costs	(6,847)	(89)	—	—	(6,936)
Proceeds from lease financing	4,676	3,985	—	—	8,661
Long-term debt and capital lease obligation payments	(26,459)	(339)	—	—	(26,798)
Intercompany borrowings (payments)	102,037	(100,725)	(1,312)	—	—
Dividends paid	(14,111)	—	(2,464)	2,464	(14,111)
Other	878	—	—	—	878

Net cash provided by (used in) financing activities	70,081	(107,582)	(3,776)	2,464	(38,813)

Net increase (decrease) in cash	545	(262)	123	—	406

Cash and cash equivalents at beginning of year	12,208	6,655	2,063	—	20,926

Cash and cash equivalents at end of year	$12,753	$6,393	$2,186	$—	$21,332

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 30, 2010, January 31, 2009 and February 2, 2008

(dollar amounts in thousands, except share and per share data)

NOTE 20—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

As of February 2, 2008	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation Elimination	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(41,039)	$51,051	$8,486	$(59,537)	$(41,039)
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by continuing operations:
Net loss (earnings) from discontinued operations	1,094	2,507	—	—	3,601
Depreciation and amortization	28,606	52,168	683	(421)	81,036
Amortization of deferred gain from asset sale	(718)	(733)	—	421	(1,030)
Stock compensation expense	9,756	—	—	—	9,756
Inventory impairment	12,413	20,390	—	—	32,803
Equity in earnings of subsidiaries	(59,537)	—	—	59,537	—
Deferred income taxes	11,550	(39,929)	192	—	(28,187)
Gain from dispositions of assets	(3,095)	(12,056)	—	—	(15,151)
Loss from asset impairment	1,772	5,427	—	—	7,199
Other	(1,008)	180	—	—	(828)
Change in fair value of de-designated derivatives	9,268	—	—	—	9,268
Dividends received from subsidiary	2,467	—	—	(2,467)	—
Increase in cash surrender value of life insurance policies	(4,928)	—	—	—	(4,928)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, prepaid expenses and other	(6,238)	(1,782)	6,896	(455)	(1,579)
Increase in merchandise inventories	57	13,030	—	—	13,087
Decrease in accounts payable	(20,066)	—	—	—	(20,066)
Increase (decrease) in accrued expenses	20,932	107	(11,411)	455	10,083
(Decrease) increase in other long-term liabilities	(6,265)	3,041	—	—	(3,224)

Net cash (used in) provided by continuing operations	(44,979)	93,401	4,846	(2,467)	50,801
Net cash provided by discontinued operations	659	1,324	—	—	1,983
Net cash (used in) provided by operating activities	(44,320)	94,725	4,846	(2,467)	52,784

Cash flows from investing activities:
Cash paid for property and equipment	(17,128)	(25,988)	—	—	(43,116)
Proceeds from dispositions of assets	46,907	115,805	—	—	162,712
Life insurance proceeds received	30,045	—	—	—	30,045

Net cash provided by continuing operations	59,824	89,817	—	—	149,641
Net cash (used in) discontinued operations	(108)	(271)	—	—	(379)

Net cash provided by investing activities	59,716	89,546	—	—	149,262

Cash flows from financing activities:
Borrowings under line of credit agreements	231,458	338,636	—	—	570,094
Payments under line of credit agreements	(221,529)	(324,088)			(545,617)
Borrowings on trade payable program liability	142,884	—	—	—	142,884
Payments on trade payable program liability	(142,620)	—	—	—	(142,620)
Payments for finance issuance costs	—	(85)	—	—	(85)
Proceeds from lease financing	—	4,827	—	—	4,827
Long-term debt and capital lease obligation payments	(165,654)	(41)	—	—	(165,695)
Intercompany borrowings (payments)	205,484	(204,811)	(673)	—	—
Dividends paid	(14,177)	—	(2,467)	2,467	(14,177)
Other	5,537	—	—	—	5,537
Repurchase of common stock	(58,152)	—	—	—	(58,152)
Net cash (used in) provided by financing activities	(16,769)	(185,562)	(3,140)	2,467	(203,004)

Net (decrease) increase in cash	(1,373)	(1,291)	1,706	—	(958)

Cash and cash equivalents at beginning of year	13,581	7,946	357	—	21,884

Cash and cash equivalents at end of year	$12,208	$6,655	$2,063	$—	$20,926

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

        There were no changes to the Company's internal control over financial reporting that occurred during the quarter ended January 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        As of January 30, 2010, management assessed the effectiveness of the Company's internal control over financial reporting as of January 30, 2010 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company's internal control over financial reporting as of January 30, 2010 was effective.

        Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report, which is included on page 70 herein, on the Company's internal control over financial reporting as of January 30, 2010.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pep Boys—Manny, Moe & Jack
Philadelphia, Pennsylvania

        We have audited the internal control over financial reporting of The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") as of January 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 30, 2010 of the Company and our report dated April 12, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
April 12, 2010

ITEM 9B    OTHER INFORMATION

        None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The material contained in the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's 2009 fiscal year (the "Proxy Statement"), under the captions "—Nominees for Election", "—Corporate Governance" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" is hereby incorporated herein by reference.

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

        In addition, the Board of Directors Code of Conduct and the charters of our audit, human resources and nominating and governance committees may also be found under the "Investor Relations—Corporate Governance" section of our website. As required by the New York Stock Exchange ("NYSE"), promptly following our 2009 Annual Meeting, our Chief Executive Officer certified to the NYSE that he was not aware of any violation by Pep Boys of NYSE corporate governance listing standards. Copies of our corporate governance materials are available free of charge from our investor relations department. Please call 215-430-9720 or write Pep Boys, Investor Relations, 3111 West Allegheny Avenue, Philadelphia, PA 19132.

ITEM 11    EXECUTIVE COMPENSATION

        The material contained in the Proxy Statement under the captions "—How are Directors Compensated?", "—Director Compensation Table" and "EXECUTIVE COMPENSATION" other than the material under "—Compensation Committee Report" is hereby incorporated herein by reference.

        The information regarding equity compensation plans called for by Item 201(d) of Regulation S-K is included in Item 5 of this Form 10-K.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The material contained in the Proxy Statement under the caption "SHARE OWNERSHIP" is hereby incorporated herein by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The material contained in the Proxy Statement under the caption "—Certain Relationships and Related Transactions" and "—Corporate Governance" is hereby incorporated herein by reference.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The material contained in the Proxy Statement under the caption "—Registered Public Accounting Firm's Fees" is hereby incorporated herein by reference.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:

		Page
1.	The following consolidated financial statements of The Pep Boys—Manny, Moe & Jack are included in Item 8
	Report of Independent Registered Public Accounting Firm	38
	Consolidated Balance Sheets—January 30, 2010 and January 31, 2009	39
	Consolidated Statements of Operations—Years ended January 30, 2010, January 31, 2009 and February 2, 2008	40
	Consolidated Statements of Stockholders' Equity—Years ended January 30, 2010, January 31, 2009 and February 2, 2008	41
	Consolidated Statements of Cash Flows—Years ended January 30, 2010, January 31, 2009 and February 2, 2008	42
	Notes to Consolidated Financial Statements	43
2.	The following consolidated financial statement schedule of The Pep Boys—Manny, Moe & Jack is included
	Schedule II Valuation and Qualifying Accounts and Reserves	97
	All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.
3.	Exhibits	92

(3.1)	Amended and Restated Articles of Incorporation	Incorporated by reference from the Company's 10-K dated February 14, 2009.
(3.2)	By-Laws amended and restated	Incorporated by reference from the Company's 8-K dated February 17, 2010.
(4.1)	Indenture, dated December 14, 2004, between the Company and Wachovia Bank, National Association, as trustee, including form of security.	Incorporated by reference from the Company's Form 8-K dated December 15, 2004.
(4.2)	Supplemental Indenture, dated December 14, 2004, between the Company and Wachovia Bank, National Association, as trustee.	Incorporated by reference from the Company's Form 8-K dated December 15, 2004.
(4.3)	Dividend Reinvestment and Stock Purchase Plan dated January 4, 1990	Incorporated by reference from the Registration Statement on Form S-3 (File No. 33-32857).
(10.1)*	Medical Reimbursement Plan of the Company	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 31, 1982.

(10.2	)*	Form of Change of Control between the Company and certain officers of the Company.	Incorporated by reference from the Company's Form 8-K dated December 23, 2008.
(10.3	)*	Form of Non-Competition Agreement between the Company and certain officers of the Company.	Incorporated by reference from the Company's Form 8-K dated December 23, 2008.
(10.4	)*	The Pep Boys—Manny, Moe & Jack 1990 Stock Incentive Plan—Amended and Restated as of March 26, 2001.	Incorporated by reference from the Company's Form 10-K for the year ended February 1, 2003.
(10.5	)*	The Pep Boys—Manny, Moe & Jack 2009 Stock Incentive Plan.	Incorporated by reference from the Company's 8-K dated June 24, 2009.
(10.6	)*	The Pep Boys—Manny, Moe & Jack Pension Plan—Amended and Restated as of September 10, 2001.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 1, 2003.
(10.7	)*	The Pep Boys-Manny, Moe & Jack Pension Plan Amendment 2005-1	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 3, 2007.
(10.8	)*	Long-Term Disability Salary Continuation Plan amended and restated as of March 26, 2002.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 1, 2003.
(10.9	)*	Amendment and restatement as of September 3, 2002 of The Pep Boys Savings Plan.	Incorporated by reference from the Company's Form 10-Q for the quarter ended November 2, 2002.
(10.10	)*	The Pep Boys Savings Plan Amendment 2004-1	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 31, 2004.
(10.11	)*	The Pep Boys Savings Plan Amendment 2005-1	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 3, 2007.
(10.12	)*	The Pep Boys Savings Plan Amendment 2007-1	Incorporated by reference from the Company's Form 10-Q for the quarter ended August 4, 2007.
(10.13	)*	Amendment and restatement as of September 3, 2002 of The Pep Boys Savings Plan—Puerto Rico.	Incorporated by reference from the Company's Form 10-Q for the quarter ended November 2, 2002.
(10.14	)*	The Pep Boys Deferred Compensation Plan, as amended and restated	Incorporated by reference from the Company's Form 8-K dated December 23, 2008.
(10.15	)*	The Pep Boys Annual Incentive Bonus Plan (amended and restated as of January 31, 2009)	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 31, 2009.
(10.16	)*	Account Plan

(10.17)*	Flexible Employee Benefits Trust	Incorporated by reference from the Company's Form 8-K filed May 6, 1994.
(10.18)*	The Pep Boys Grantor Trust Agreement	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 3, 2007.
(10.19)	Credit Agreement, dated January 16, 2009, by and among the Company, as Lead Borrower, Bank of America, N.A., as Administrative Agent and the other parties thereto.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 31, 2009.
(10.20)	Master Lease Agreement, dated October 18, 2004, between the Company and with RBS Lombard, Inc.	Incorporated by reference from the Company's Form 8-K dated October 19, 2004.
(10.21)	Amended and Restated Credit Agreement, dated October 27, 2006, among the Company, Wachovia Bank, National Association, as Administrative Agent, and the other parties thereto.	Incorporated by reference from the Company's Form 8-K filed October 30, 2006.
(10.22)
	First Amendment dated February 15, 2007 to Amended and Restated Credit Agreement, dated October 27, 2006, among the Company, Wachovia Bank, National Association, as Administrative Agent, and the other parties thereto.	Incorporated by reference from the Company's Form 8-K filed February 16, 2007.
(12.00)	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
(21)	Subsidiaries of the Company	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 3, 2007.
(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith
(31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
(31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
(32.1)	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
(32.2)	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report of Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12 , 2010	THE PEP BOYS—MANNY, MOE & JACK (REGISTRANT)
	By:	/s/ RAYMOND L. ARTHUR Raymond L. Arthur Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MICHAEL R. ODELL Michael R. Odell	Chief Executive Officer; Director (Principal Executive Officer)	April 12, 2010
/s/ RAYMOND L. ARTHUR Raymond L. Arthur	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 12, 2010
/s/ MAX LUKENS Max Lukens	Chairman of the Board	April 12, 2010
/s/ M. SHÂN ATKINS M. Shân Atkins	Director	April 12, 2010
/s/ ROBERT H. HOTZ Robert H. Hotz	Director	April 12, 2010
/s/ JAMES MITAROTONDA James Mitarotonda	Director	April 12, 2010

Signature	Capacity	Date

/s/ DR. IRVIN D. REID Dr. Irvin D. Reid	Director	April 12, 2010
/s/ JANE SCACCETTI Jane Scaccetti	Director	April 12, 2010
/s/ JOHN T. SWEETWOOD John T. Sweetwood	Director	April 12, 2010
/s/ NICK WHITE Nick White	Director	April 12, 2010
/s/ JAMES A. WILLIAMS James A. Williams	Director	April 12, 2010

FINANCIAL STATEMENT SCHEDULES FURNISHED PURSUANT TO
THE REQUIREMENTS OF FORM 10-K

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions(1)	Balance at End of Period
	(in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended January 30, 2010	$1,912	$1,705	$—	$2,129	$1,488
Year ended January 31, 2009	$1,937	$4,679	$—	$4,704	$1,912
Year ended February 2, 2008	$1,505	$2,420	$—	$1,988	$1,937

(1)
Uncollectible accounts written off.

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(2)	Deductions(2)	Balance at End of Period
	(in thousands)
SALES RETURNS AND ALLOWANCES:
Year ended January 30, 2010	$1,144	$—	$60,603	$60,716	$1,031
Year ended January 31, 2009	$1,232	$—	$57,899	$57,987	$1,144
Year ended February 2, 2008	$1,296	$—	$63,471	$63,535	$1,232

(2)
Sales return and allowance activity is recorded through a reduction of merchandise sales and costs of merchandise sales.

QuickLinks

PART I
  ITEM 1 BUSINESS
NUMBER OF STORES AT END OF FISCALS 2006 THROUGH 2009
  ITEM 1A RISK FACTORS
  ITEM 1B UNRESOLVED STAFF COMMENTS
  ITEM 2 PROPERTIES
  ITEM 3 LEGAL PROCEEDINGS
  ITEM 4 (REMOVED AND RESERVED)
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
  ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS The Pep Boys—Manny, Moe & Jack and Subsidiaries (dollar amounts in thousands, except share data)
CONSOLIDATED STATEMENTS OF OPERATIONS The Pep Boys—Manny, Moe & Jack and Subsidiaries (dollar amounts in thousands, except per share data)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY The Pep Boys—Manny, Moe & Jack and Subsidiaries (dollar amounts in thousands, except share data)
CONSOLIDATED STATEMENTS OF CASH FLOWS The Pep Boys—Manny, Moe & Jack and Subsidiaries (dollar amounts in thousands)
THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years ended January 30, 2010, January 31, 2009 and February 2, 2008 (dollar amounts in thousands, except share and per share data)
Weighted Average Asset Allocations
CONDENSED CONSOLIDATING BALANCE SHEET
CONDENSED CONSOLIDATING BALANCE SHEET
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
  ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A CONTROLS AND PROCEDURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9B OTHER INFORMATION
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