Form 10-Q
period 2010-05-01
PEP BOYS MANNY MOE & JACK
filed 2010-06-08
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2010

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

As of May 28, 2010, there were 52,470,082 shares of the registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

UNAUDITED

	May 1, 2010	January 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$87,806	$39,326
Accounts receivable, less allowance for uncollectible accounts of $1,752 and $1,488	20,277	22,983
Merchandise inventories	561,351	559,118
Prepaid expenses	24,510	24,784
Other current assets	58,787	65,428
Assets held for disposal	2,490	4,438
Total current assets	755,221	716,077

Property and equipment - net	699,439	706,450
Deferred income taxes	57,440	58,171
Other long-term assets	17,541	18,388
Total assets	$1,529,641	$1,499,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218,472	$202,974
Trade payable program liability	34,273	34,099
Accrued expenses	245,242	242,416
Deferred income taxes	33,082	29,984
Current maturities of long-term debt	1,079	1,079
Total current liabilities	532,148	510,552

Long-term debt less current maturities	305,931	306,201
Other long-term liabilities	74,250	73,933
Deferred gain from asset sales	162,328	165,105

Stockholders’ equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	293,363	293,810
Retained earnings	384,451	374,836
Accumulated other comprehensive loss	(17,223)	(17,691)
Less cost of shares in treasury — 16,088,014 shares and 16,164,074 shares	274,164	276,217
Total stockholders’ equity	454,984	443,295
Total liabilities and stockholders’ equity	$1,529,641	$1,499,086

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND CHANGES IN RETAINED EARNINGS

(dollar amounts in thousands, except per share amounts)

UNAUDITED

Thirteen weeks ended	May 1, 2010	May 2, 2009
Merchandise sales	$409,189	$398,177
Service revenue	100,844	98,311
Total revenues	510,033	496,488
Costs of merchandise sales	283,796	281,035
Costs of service revenue	88,642	85,852
Total costs of revenues	372,438	366,887
Gross profit from merchandise sales	125,393	117,142
Gross profit from service revenue	12,202	12,459
Total gross profit	137,595	129,601
Selling, general and administrative expenses	111,632	108,053
Net gain from dispositions of assets	45	3
Operating profit	26,008	21,551
Non-operating income	584	403
Interest expense	6,608	1,936
Earnings from continuing operations before income taxes and discontinued operations	19,984	20,018
Income tax expense	7,824	8,955
Earnings from continuing operations before discontinued operations	12,160	11,063
Loss from discontinued operations, net of tax	(210)	(154)
Net earnings	11,950	10,909

Retained earnings, beginning of period	374,836	358,670
Cash dividends	(1,579)	(1,575)
Dividend reinvested and other	(756)	(122)
Retained earnings, end of period	$384,451	$367,882

Basic earnings per share:
Earnings from continuing operations before discontinued operations	$0.23	$0.21
Loss from discontinued operations, net of tax	—	—
Basic earnings per share	$0.23	$0.21

Diluted earnings per share:
Earnings from continuing operations before discontinued operations	$0.23	$0.21
Loss from discontinued operations, net of tax	—	—
Diluted earnings per share	$0.23	$0.21

Cash dividends per share	$0.03	$0.03

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

UNAUDITED

Thirteen weeks ended	May 1, 2010	May 2, 2009
Cash flows from operating activities:
Net earnings	$11,950	$10,909
Adjustments to reconcile net earnings to net cash provided by continuing operations:
Loss from discontinued operations, net of tax	210	154
Depreciation and amortization	18,214	17,373
Amortization of deferred gain from asset sales	(3,148)	(3,049)
Stock compensation expense	737	568
Gain on debt retirement	—	(6,248)
Deferred income taxes	3,552	2,646
Other	(117)	178
Changes in operating assets and liabilities:
Decrease in accounts receivable, prepaid expenses and other	10,581	14,603
(Increase) decrease in merchandise inventories	(2,233)	8,366
Increase (decrease) in accounts payable	15,498	(18,446)
Increase (decrease) in accrued expenses	3,231	(9,442)
Increase in other long-term liabilities	603	683
Net cash provided by continuing operations	59,078	18,295
Net cash used in discontinued operations	(324)	(318)
Net cash provided by operating activities	58,754	17,977

Cash flows from investing activities:
Cash paid for property and equipment	(12,511)	(5,718)
Proceeds from dispositions of assets	3,143	10
Other	(144)	—
Net cash used in continuing operations	(9,512)	(5,708)
Net cash provided by discontinued operations	569	1,758
Net cash used in investing activities	(8,943)	(3,950)

Cash flows from financing activities:
Borrowings under line of credit agreements	1,029	160,498
Payments under line of credit agreements	(1,029)	(158,522)
Borrowings on trade payable program liability	68,342	33,871
Payments on trade payable program liability	(68,168)	(37,337)
Debt payments	(270)	(11,110)
Dividends paid	(1,579)	(1,575)
Other	344	129
Net cash used in financing activities	(1,331)	(14,046)
Net increase (decrease) in cash and cash equivalents	48,480	(19)
Cash and cash equivalents at beginning of period	39,326	21,332
Cash and cash equivalents at end of period	$87,806	$21,313

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$70	$831
Cash paid for interest	$2,616	$3,830
Accrued purchases of property and equipment	$1,302	$599

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The Pep Boys — Manny, Moe & Jack and subsidiaries (the “Company”) consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of the Company’s financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses, as well as the disclosure of contingent assets and liabilities and other related disclosures. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of the Company’s assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and the Company includes any revisions to its estimates in the results for the period in which the actual amounts become known.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements.” It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010. The results of operations for the thirteen weeks ended May 1, 2010 are not necessarily indicative of the operating results for the full fiscal year.

The condensed consolidated financial statements presented herein are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of May 1, 2010 and for all periods presented have been made.

The Company’s fiscal year ends on the Saturday nearest January 31. Accordingly, references to fiscal years 2010 and 2009 refer to the years ended January 29, 2011 and January 30, 2010, respectively.

NOTE 2. New Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13 “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force,” (“ASU 2009-13”). This update eliminates the residual method of allocation and requires that consideration be allocated to all deliverables using the relative selling price method. ASU 2009-13 is effective for material revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not believe the adoption of ASU 2009-13 will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements — Improving Disclosures on Fair Value Measurements” (“ASU 2010-06”). This guidance requires new disclosures surrounding transfers in and out of level 1 or 2 in the fair value hierarchy and also requires that in the reconciliation of level 3 inputs, the entity should report separately information on purchases, sales, issuances or settlements. The increased disclosures should be reported for each class of assets or liabilities. ASU 2010-06 also clarifies existing disclosures for the level of disaggregating, disclosures about valuation techniques and inputs used to determine level 2 or 3 fair value measurements and includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances or settlements in the roll forward activity for level 3 fair value measurements which are effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

NOTE 3. Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (“FIFO”) method of costing inventory had been used by the Company, inventory would have been $485.5 million and $482.0 million as of May 1, 2010 and January 30, 2010, respectively.

The Company provides for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program.

The Company also records adjustments for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company records adjustments when less than full credit is expected from a vendor or when market is lower than recorded costs. These adjustments are reviewed on a quarterly basis for adequacy. The Company’s inventory adjustments for these matters were $13.5 million and $13.0 million at May 1, 2010 and January 30, 2010, respectively.

NOTE 4. Property and Equipment

The Company’s property and equipment as of May 1, 2010 and January 30, 2010 was as follows:

(dollar amounts in thousands)	May 1, 2010	January 30, 2010

Property and equipment
Land	$204,142	$204,709
Buildings and improvements	829,000	826,804
Furniture, fixtures and equipment	703,014	695,072
Construction in progress	1,535	1,550
Accumulated depreciation and amortization	(1,038,252)	(1,021,685)
Property and equipment — net	$699,439	$706,450

NOTE 5. Warranty Reserve

The Company provides warranties for both its merchandise sales and service labor. Warranties for merchandise are generally covered by the respective vendors, with the Company covering any costs above the vendor’s stipulated allowance. Service labor warranties are covered in full by the Company on a limited lifetime basis. The Company establishes its warranty reserves based on historical data of warranty transactions. These costs are included in either costs of merchandise sales or costs of service revenues in the condensed consolidated statement of operations.

The reserve for warranty cost activity for the thirteen weeks ended May 1, 2010 and the fifty-two weeks ended January 30, 2010 is as follows:

(dollar amounts in thousands)	May 1, 2010	January 30, 2010
Beginning balance	$694	$797

Additions related to current period sales	2,702	15,572

Warranty costs incurred in current period	(2,702)	(15,675)

Ending balance	$694	$694

NOTE 6. Debt and Financing Arrangements

The following are the components of debt and financing arrangements:

(dollar amounts in thousands)	May 1, 2010	January 30, 2010
7.50% Senior Subordinated Notes, due December 2014	$157,565	$157,565
Senior Secured Term Loan, due October 2013	149,445	149,715
Revolving Credit Agreement, expiring January 2014	—	—
	307,010	307,280
Less current maturities	1,079	1,079
Long-term debt, less current maturities	$305,931	$306,201

During the first quarter of fiscal 2009, the Company repurchased $17.0 million of its outstanding 7.50% Senior Subordinated Notes (the “Notes”) for $10.7 million resulting in a gain of $6.2 million which is reflected in interest expense on the accompanying condensed consolidated statement of operations and changes in retained earnings.

As of May 1, 2010, 126 of the Company’s 230 owned stores were used as collateral under the Company’s Senior Secured Term Loan due October 2013.

On January 16, 2009, the Company entered into a new $300.0 million Revolving Credit Agreement. The Company’s ability to borrow under the Revolving Credit Agreement is based on a specific borrowing base consisting of inventory and accounts receivable. The interest rate on this credit line is LIBOR or Prime plus 2.75% to 3.25% based upon the then current availability under the facility. As of May 1, 2010, there were no outstanding borrowings under this agreement and $101.1 million of availability was utilized to support outstanding letters of credit. Taking this into account and the borrowing base requirements, as of May 1, 2010, there was $142.8 million of availability remaining.

Several of the Company’s debt agreements require compliance with covenants. The most restrictive of these requirements is contained in the Company’s Revolving Credit Agreement. During any period when the availability under the Revolving Credit Agreement drops below the greater of $50.0 million or 17.5% of the borrowing base, the Company is required to maintain a consolidated fixed charge coverage ratio of at least 1.1:1.0, calculated as the ratio of (a) EBITDA (net income plus interest charges, provision for taxes, depreciation and amortization expense, non-cash stock compensation expenses and other non-recurring, non-cash items) minus capital expenditures and income taxes paid to (b) the sum of debt service charges and restricted payments made. The failure to satisfy this covenant would constitute an event of default under the Revolving Credit Agreement, which would result in a cross-default under the Company’s 7.50% Senior Subordinated Notes and Senior Secured Term Loan. As of May 1, 2010, the Company was in compliance with all such financial covenants.

Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt including current maturities was $297.9 million and $290.8 million as of May 1, 2010 and January 30, 2010, respectively.

NOTE 7.  Sale-Leaseback Transactions

During the first quarter of fiscal year 2010, the Company sold one property to an unrelated third party. Net proceeds from this sale were $1.6 million. Concurrent with this sale, the Company entered into an agreement to lease the property back from the purchaser over a minimum lease term of 15 years. The Company classified this lease as an operating lease. The Company actively uses this property and considers the lease as a normal leaseback. A deferred gain of $0.4 million is being recognized over the minimum term of the lease.

Of the 590 store locations operated by the Company at May 1, 2010, 230 are owned and 360 are leased.

NOTE 8. Income Taxes

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

For income tax benefits related to uncertain tax positions to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. During the thirteen weeks ended May 1, 2010, the Company did not have a material change to its uncertain tax position liabilities.

NOTE 9. Accumulated Other Comprehensive Loss

The following are the components of other comprehensive income:

	Thirteen weeks ended
(dollar amounts in thousands)	May 1, 2010	May 2, 2009

Net earnings	$11,950	$10,909
Other comprehensive income, net of tax:
Defined benefit plan adjustment	265	204
Derivative financial instrument adjustments	203	48
Comprehensive income	$12,418	$11,161

The components of accumulated other comprehensive loss are:

(dollar amounts in thousands)	May 1, 2010	January 30, 2010

Defined benefit plan adjustment, net of tax	$(6,893)	$(7,158)
Derivative financial instrument adjustment, net of tax	(10,330)	(10,533)
Accumulated other comprehensive loss	$(17,223)	$(17,691)

NOTE 10: Store Closures and Asset Impairments

During the thirteen week period ended May 1, 2010, the Company sold three stores classified as held for disposal for net proceeds of $2.1 million and recognized a net gain of $0.1 million. During the thirteen week period ended May 2, 2009, the Company sold two stores that were classified as held for disposal for net proceeds of $1.8 million and recognized a net gain of $0.1 million. Assets held for disposal follows:

(dollar amounts in thousands)	May 1, 2010	January 30, 2010

Land	$1,630	$2,980
Buildings and improvements	2,837	5,453
Accumulated depreciation and amortization	(1,977)	(3,995)
Property and equipment - net	$2,490	$4,438
Number of properties	5	8

NOTE 11. Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share for earnings from continuing operations:

		Thirteen Weeks Ended
(dollar amounts in thousands, except per share amounts)		May 1, 2010	May 2, 2009

(a)	Earnings from continuing operations	$12,160	$11,063

	Loss from discontinued operations, net of tax	(210)	(154)

	Net earnings	$11,950	$10,909

(b)	Basic average number of common shares outstanding during period	52,526	52,333

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	407	43

(c)	Diluted average number of common shares assumed outstanding during period	52,933	52,376

	Basic earnings per share:
	Earnings from continuing operations (a/b)	$0.23	$0.21
	Discontinued operations, net of tax	—	—
	Basic earnings per share	$0.23	$0.21

	Diluted earnings per share:
	Earnings from continuing operations (a/c)	$0.23	$0.21
	Discontinued operations, net of tax	—	—
	Diluted earnings per share	$0.23	$0.21

At May 1, 2010 and May 2, 2009 there were 2,419,000 and 1,885,000 stock options and restricted stock units outstanding, respectively. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total number of such shares excluded from the diluted earnings per share calculation was 1,104,000 and 1,691,000 for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively.

NOTE 12. Benefit Plans

The Company has a qualified 401(K) savings plan and a separate plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company’s contribution expense related to the savings plans was approximately $0.9 million and $1.1 million for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively. The Company’s expense for its Account Plan (Defined Contribution SERP) was approximately $0.3 million for both thirteen week periods ended May 1, 2010, and May 2, 2009. The Company’s contribution to these plans for fiscal year 2010 is contingent upon meeting certain performance metrics. The Company currently estimates that these performance metrics will be achieved and has recorded expense accordingly.

The Company also has a frozen defined benefit pension plan covering the Company’s full-time employees hired on or before February 1, 1992. The Company’s expense for its pension plan follows:

	Thirteen weeks ended
(dollar amounts in thousands)	May 1, 2010	May 2, 2009

Interest cost	$640	$621
Expected return on plan assets	(538)	(537)
Amortization of net loss	421	325
Net periodic benefit cost	$523	$409

NOTE 13. Equity Compensation Plans

The Company has stock-based compensation plans, under which it grants stock options and restricted stock units to key employees and members of its Board of Directors. The Company generally recognizes compensation expense on a straight-line basis over the vesting period.

The following table summarizes the options under the Company’s plan:

Number of Shares
Outstanding — January 30, 2010	1,682,325
Granted	303,056
Exercised	(30,145)
Forfeited	(6,066)
Expired	(12,750)
Outstanding — May 1, 2010	1,936,420

In the first quarter of fiscal year 2010, the Company granted approximately 303,000 stock options with a weighted average grant date fair value of $4.26. These options have a seven year term and vest over a three year period with a third vesting on each of the three grant date anniversaries. The compensation expense recorded during the first quarter of fiscal 2010 for the options granted was minimal.

In the first quarter of fiscal year 2009, the Company granted 736,000 stock options with a weighted average grant date fair value of $1.69. These options have a seven year term and include both a service and a market appreciation vesting requirement. These options vest over a three year period with a third vesting on each of the three grant date anniversaries, provided the market price of the Company’s stock has appreciated by a certain amount. From the date of grant, the market price of the Company’s stock must have appreciated, for at least 15 consecutive trading days, by $2.00 above grant price or more for 536,000 options and by $6.88 above grant price or more for 200,000 options in order to vest. The Company used a Monte Carlo simulation model to estimate the expected term and is recording the compensation expense over the service period for each separately vesting portion of the options granted. As of May 1, 2010, the market appreciation requirements of both grants have been satisfied.

Expected volatility is based on historical volatilities for a time period similar to that of the expected term. The risk-free rate is based on the U.S. treasury yield curve for issues with a remaining term equal to the expected term. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model, and in certain situations where the grant includes both a market and service condition as described more fully above, the Monte Carlo simulation is used.

The following are the weighted-average assumptions:

	May 1, 2010	May 2, 2009
Dividend yield	1.35%	1.76%
Expected volatility	55.71%	65.10%
Risk-free interest rate range:
High	2.01%	2.30%
Low	1.71%	2.30%
Ranges of expected lives in years	4 - 5	4 - 5

Restricted Stock Units

In the first quarter of fiscal 2010, the Company granted approximately 105,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves certain financial targets for fiscal year 2012. The number of underlying shares that may be issued upon vesting will range from 0% to 150%, depending upon the Company achieving the financial targets for fiscal year 2012. The fair value for these awards was $10.34 at the date of the grant. The compensation recorded during the first quarter of fiscal 2010 for these restricted stock units granted was minimal.

In the first quarter of fiscal 2010, the Company also granted approximately 52,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a market condition in fiscal 2012. The number of underlying shares that may become exercisable will range from 0% to 175% depending upon whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $12.99 grant date fair value. The compensation recorded during the first quarter of fiscal 2010 for these restricted stock units granted was minimal

There were no RSUs granted in the prior year. The following table summarizes the units under the Company’s plan:

Number of RSUs
Nonvested — January 30, 2010	232,593
Granted	310,128
Forfeited	(3,700)
Vested	(56,606)
Nonvested — May 1, 2010	482,415

NOTE 14. Fair Value Measurements

The Company’s fair value measurements consist of (a) non-financial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.

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

The following table provides information by level for assets and liabilities that are measured at fair value, on a recurring basis:

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	May 1, 2010	Level 1	Level 2	Level 3
Assets:
Cash and Cash Equivalents	$87,806	$87,806

Liabilities:
Other long-term liabilities
Derivative liability (a)	$16,114		$16,114
Contingent Consideration	$1,571			$1,571

(a)          included in other long-term liabilities

The Company has one interest rate swap designated as a cash flow hedge on $145.0 million of the Company’s $149.5 million Senior Secured Term Loan facility that expires in October 2013. The swap is used to minimize interest rate exposure and overall interest costs by converting the variable interest rate to a fixed rate of 5.036%. Since February 1, 2008, this swap was deemed to be fully effective and all adjustments in the interest rate swap’s fair value have been recorded to accumulated other comprehensive loss.

The table below shows the effect of the Company’s interest rate swap on the condensed consolidated statement of operations for the periods indicated:

(dollar amounts in thousands)	Amount of Gain in Other Comprehensive Income (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion) (a)
Thirteen weeks ended May 1, 2010	$180	Interest expense	$(1,695)

(a) represents the effective portion of the loss reclassified from accumulated other comprehensive loss

Non-financial assets measured at fair value on a non-recurring basis:

Certain assets are measured at fair value on a non-recurring basis, that is, the assets are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment. These measures of fair value, and related inputs, are considered level 2 measures under the fair value hierarchy. There were no remeasurements of non-financial assets in the first quarter of 2010 or 2009.

NOTE 15. Legal Matters

In September 2006, the United States Environmental Protection Agency (“EPA”) requested certain information from the Company as part of an investigation to determine whether the Company had violated, and is in violation of, the Clean Air Act and its non-road engine regulations. The information requested concerned certain generator and personal transportation merchandise offered for sale by the Company. In the fourth quarter of fiscal 2008, the EPA informed the Company that it believed that the Company had violated the Clean Air Act by virtue of the fact that certain of this merchandise did not conform to their corresponding EPA Certificates of Conformity. During the third quarter of fiscal 2009, the Company and the EPA reached a settlement in principle of this matter requiring that the Company (i) pay a monetary penalty of $5.0 million, (ii) take certain corrective action with respect to certain inventory that had been restricted from sale during the course of the investigation, (iii) implement a formal compliance program and (iv) participate in certain non-monetary emission offset activities. The Company had previously accrued an amount equal to the agreed upon civil penalty and a $3.0 million contingency accrual with respect to the restricted inventory. During fiscal 2009, the Company reversed $2.0 million of the inventory accrual as a portion of the subject inventory was released for sale. On May 10, 2010, the Company and the EPA signed the formal settlement Agreement, which was filed with the U.S. District Court for the District of Columbia. The settlement agreement is subject to a 30-day public comment period and final approval by the court.

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

NOTE 16. Supplemental Guarantor Information

The Company’s Notes are fully and unconditionally and joint and severally guaranteed by certain of the Company’s direct and indirectly wholly-owned subsidiaries - namely, The Pep Boys Manny Moe & Jack of California, Pep Boys — Manny Moe & Jack of Delaware, Inc., Pep Boys — Manny Moe & Jack of Puerto Rico, Inc. and PBY Corporation, (collectively, the “Subsidiary Guarantors”). The Notes are not guaranteed by the Company’s wholly owned subsidiary, Colchester Insurance Company.

The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of May 1, 2010 and January 30, 2010 and the related condensed consolidating statements of operations for the thirteen weeks ended May 1, 2010 and May 2, 2009 and condensed consolidating statements of cash flows for the thirteen weeks ended May 1, 2010 and May 2, 2009 for (i) the Company (“Pep Boys”) on a parent only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Subsidiary Guarantors on a combined basis including the consolidation by PBY Corporation of its wholly owned subsidiary, The Pep Boys Manny Moe & Jack of California, (iii) the subsidiary of the Company that does not guarantee the Notes, and (iv) the Company on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEETS

(dollar amounts in thousands)

(unaudited)

As of May 1, 2010	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$67,023	$13,493	$7,290	$—	$87,806
Accounts receivable, net	8,059	12,218	—	—	20,277
Merchandise inventories	195,009	366,342	—	—	561,351
Prepaid expenses	12,325	11,897	11,790	(11,502)	24,510
Other current assets	218	1,818	63,959	(7,208)	58,787
Assets held for disposal	1,045	1,445	—	—	2,490
Total current assets	283,679	407,213	83,039	(18,710)	755,221
Property and equipment—net	231,355	455,955	31,373	(19,244)	699,439
Investment in subsidiaries	1,773,804	—	—	(1,773,804)	—
Intercompany receivables	—	1,079,817	76,894	(1,156,711)	—
Deferred income taxes	10,344	47,096	—	—	57,440
Other long-term assets	16,751	790	—	—	17,541
Total assets	$2,315,933	$1,990,871	$191,306	$(2,968,469)	$1,529,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218,472	$—	$—	$—	$218,472
Trade payable program liability	34,273	—	—	—	34,273
Accrued expenses	30,897	62,503	165,162	(13,320)	245,242
Deferred income taxes	9,512	28,960	—	(5,390)	33,082
Current maturities of long-term debt	1,079	—	—	—	1,079
Total current liabilities	294,233	91,463	165,162	(18,710)	532,148
Long-term debt less current maturities	305,931	—	—	—	305,931
Other long-term liabilities	35,399	38,851	—	—	74,250
Deferred gain from asset sales	68,675	112,897	—	(19,244)	162,328
Intercompany liabilities	1,156,711	—	—	(1,156,711)	—
Total stockholders’ equity	454,984	1,747,660	26,144	(1,773,804)	454,984
Total liabilities and stockholders’ equity	$2,315,933	$1,990,871	$191,306	$(2,968,469)	$1,529,641

As of January 30, 2010	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,844	$10,279	$3,203	$—	$39,326
Accounts receivable, net	13,032	9,951	—	—	22,983
Merchandise inventories	195,314	363,804	—	—	559,118
Prepaid expenses	12,607	15,070	14,255	(17,148)	24,784
Other current assets	1,101	2,667	67,038	(5,378)	65,428
Assets held for disposal	1,045	3,393	—	—	4,438
Total current assets	248,943	405,164	84,496	(22,526)	716,077
Property and equipment—net	232,115	462,128	31,544	(19,337)	706,450
Investment in subsidiaries	1,755,426	—	—	(1,755,426)	—
Intercompany receivables	—	1,058,132	83,953	(1,142,085)	—
Deferred income taxes	11,200	46,971	—	—	58,171
Other long-term assets	17,566	822	—	—	18,388
Total assets	$2,265,250	$1,973,217	$199,993	$(2,939,374)	$1,499,086
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202,974	$—	$—	$—	$202,974
Trade payable program liability	34,099	—	—	—	34,099
Accrued expenses	24,042	62,106	173,429	(17,161)	242,416
Deferred income taxes	6,626	28,723	—	(5,365)	29,984
Current maturities of long-term debt	1,079	—	—	—	1,079
Total current liabilities	268,820	90,829	173,429	(22,526)	510,552
Long-term debt less current maturities	306,201	—	—	—	306,201
Other long-term liabilities	35,125	38,808	—	—	73,933
Deferred gain from asset sales	69,724	114,718	—	(19,337)	165,105
Intercompany liabilities	1,142,085	—	—	(1,142,085)	—
Total stockholders’ equity	443,295	1,728,862	26,564	(1,755,426)	443,295
Total liabilities and stockholders’ equity	$2,265,250	$1,973,217	$199,993	$(2,939,374)	$1,499,086

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(dollar amounts in thousands)

(unaudited)

		Subsidiary	Subsidiary Non-	Consolidation /
Thirteen Weeks Ended May 1, 2010	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise sales	$144,425	$264,764	$—	$—	$409,189
Service revenue	36,641	64,203	—	—	100,844
Other revenue	—	—	5,736	(5,736)	—
Total revenues	181,066	328,967	5,736	(5,736)	510,033
Costs of merchandise sales	100,996	183,207	—	(407)	283,796
Costs of service revenue	31,170	57,510	—	(38)	88,642
Costs of other revenue	—	—	6,470	(6,470)	—
Total costs of revenues	132,166	240,717	6,470	(6,915)	372,438
Gross profit from merchandise sales	43,429	81,557	—	407	125,393
Gross profit from service revenue	5,471	6,693	—	38	12,202
Gross profit from other revenue	—	—	(734)	734	—
Total gross profit	48,900	88,250	(734)	1,179	137,595
Selling, general and administrative expenses	40,053	70,935	81	563	111,632
Net gain from dispositions of assets	(138)	183	—	—	45
Operating profit	8,709	17,498	(815)	616	26,008
Non-operating (expense) income	(4,250)	20,208	616	(15,990)	584
Interest expense (income)	16,046	6,458	(522)	(15,374)	6,608
(Loss) earnings from continuing operations before income taxes	(11,587)	31,248	323	—	19,984
Income tax (benefit) expense	(4,545)	12,242	127	—	7,824
Equity in earnings of subsidiaries	18,994	—	—	(18,994)	—
Net earnings from continuing operations	11,952	19,006	196	(18,994)	12,160
Discontinued operations, net of tax	(2)	(208)	—	—	(210)
Net earnings	$11,950	$18,798	$196	$(18,994)	$11,950

Thirteen Weeks Ended May 2, 2009	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated

Merchandise sales	$136,328	$261,849	$—	$—	$398,177
Service revenue	34,813	63,498	—	—	98,311
Other revenue	—	—	5,723	(5,723)	—
Total revenues	171,141	325,347	5,723	(5,723)	496,488
Costs of merchandise sales	96,018	185,424	—	(407)	281,035
Costs of service revenue	28,813	57,077	—	(38)	85,852
Costs of other revenue	—	—	6,805	(6,805)	—
Total costs of revenues	124,831	242,501	6,805	(7,250)	366,887
Gross profit from merchandise sales	40,310	76,425	—	407	117,142
Gross profit from service revenue	6,000	6,421	—	38	12,459
Gross profit from other revenue	—	—	(1,082)	1,082	—
Total gross profit	46,310	82,846	(1,082)	1,527	129,601
Selling, general and administrative expenses	37,982	69,082	78	911	108,053
Net gain from dispositions of assets	1	2	—	—	3
Operating profit (loss)	8,329	13,766	(1,160)	616	21,551
Non-operating (expense) income	(4,011)	21,271	619	(17,476)	403
Interest expense (income)	11,384	7,934	(522)	(16,860)	1,936
(Loss) earnings from continuing operations before income taxes	(7,066)	27,103	(19)	—	20,018
Income tax (benefit) expense	(3,165)	12,129	(9)	—	8,955
Equity in earnings of subsidiaries	14,800	—	—	(14,800)	—
Net earnings from continuing operations	10,899	14,974	(10)	(14,800)	11,063
Discontinued operations, net of tax	10	(164)	—	—	(154)
Net (loss) earnings	$10,909	$14,810	$(10)	$(14,800)	$10,909

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

Thirteen Weeks Ended May 1, 2010	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Cash flows from operating activities:
Net earnings	$11,950	$18,798	$196	$(18,994)	$11,950
Adjustments to reconcile net earnings to net cash provided by (used in) continuing operations	(8,850)	9,774	146	18,378	19,448
Changes in operating assets and liabilities	29,952	426	(2,698)	—	27,680
Net cash provided by (used in) continuing operations	33,052	28,998	(2,356)	(616)	59,078
Net cash used in discontinued operations	—	(324)	—	—	(324)
Net cash provided by (used in) operating activities	33,052	28,674	(2,356)	(616)	58,754

Net cash used in continuing operations	(5,168)	(4,344)	—	—	(9,512)
Net cash provided by discontinued operations	—	569	—	—	569
Net cash used in investing activities	(5,168)	(3,775)	—	—	(8,943)

Net cash provided by (used in) financing activities	13,295	(21,685)	6,443	616	(1,331)

Net increase in cash and cash equivalents	41,179	3,214	4,087	—	48,480
Cash and cash equivalents at beginning of period	25,844	10,279	3,203	—	39,326
Cash and cash equivalents at end of period	$67,023	$13,493	$7,290	$—	$87,806

Thirteen Weeks Ended May 2, 2009	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Cash flows from operating activities:
Net earnings	$10,909	$14,810	$(10)	$(14,800)	$10,909
Adjustments to reconcile net earnings to net cash (used in) provided by continuing operations	(15,396)	12,550	285	14,183	11,622
Changes in operating assets and liabilities	10,498	(8,955)	(5,779)	—	(4,236)
Net cash (used in) provided by continuing operations	6,011	18,405	(5,504)	(617)	18,295
Net cash used in discontinued operations	10	(328)	—	—	(318)
Net cash (used in) provided by operating activities	6,021	18,077	(5,504)	(617)	17,977

Net cash used in continuing operations	(2,706)	(3,002)	—	—	(5,708)
Net cash provided by discontinued operations	—	1,758	—	—	1,758
Net cash provided by investing activities	(2,706)	(1,244)	—	—	(3,950)

Net cash provided by (used in) financing activities	(5,139)	(15,776)	6,252	617	(14,046)

Net increase in cash and cash equivalents	(1,824)	1,057	748	—	(19)
Cash and cash equivalents at beginning of period	12,753	6,393	2,186	—	21,332
Cash and cash equivalents at end of period	$10,929	$7,450	$2,934	$—	$21,313

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis explains the results of operations for the first fiscal quarter of 2010 and 2009 and significant developments affecting our financial condition for the thirteen weeks ended May 1, 2010. This discussion and analysis should be read in conjunction with the condensed consolidated interim financial statements and the notes to such condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Introduction

The Pep Boys-Manny, Moe & Jack is the only national chain offering automotive service, tires, parts and accessories. This positioning allows us to streamline the distribution channel and pass the savings on to our customers facilitating our vision of becoming the automotive solutions provider of choice for the value oriented customer. The majority of our stores are in a Supercenter format, which serves both “do-it-for-me” (“DIFM”, which includes service labor, installed merchandise and tires) and “do-it-yourself” (“DIY”, or retail) customers with the highest quality service offerings and merchandise. Most of our Supercenters also have a commercial sales program that provides delivery of tires, parts and other products to automotive repair shops and dealers. In 2009, as part of our long-term strategy to lead with automotive service, we began complementing our existing Supercenter store base with Service & Tire Centers. These Service & Tire Centers are designed to capture market share and leverage our existing Supercenter and support infrastructure. We opened 24 Service & Tire Centers in fiscal 2009 and year-to-date in fiscal 2010 we have opened an additional 5 locations. We are targeting a total of 40 new Service & Tire Centers in fiscal 2010 and 80 in fiscal 2011. In addition, we recently opened two new smaller (14,000 sq. ft.) proto-type Supercenters, including one in the first quarter of 2010. As of May 1, 2010, we operated 554 Supercenters and 27 Service & Tire Centers, as well as 9 legacy Pep Boys Express (retail only) stores throughout 35 states and Puerto Rico.

EXECUTIVE SUMMARY

Net earnings for the thirteen weeks ended May 1, 2010 were $12.0 million, a $1.1 million improvement over the net earnings of $10.9 million reported for the thirteen weeks ended May 2, 2009. The prior year first quarter included, on a pre-tax basis, a $6.2 million gain from bond repurchases. Our diluted earnings per share for the first quarter of 2010 were $0.23, a $0.02 improvement over the $0.21 recorded in the first quarter of 2009. The increase in profitability was the result of increased sales across all lines of business and improved total gross profit margins, partially offset by higher media spend.

For the thirteen weeks ended May 1, 2010, our comparable sales (sales generated by locations in operation during the same period) increased by 1.4% compared to a decrease of 0.3% for the thirteen weeks ended May 2, 2009. This increase in comparable sales was comprised of a 1.7% increase in comparable merchandise sales and a 0.1% increase in comparable service revenue.

There are various factors within the current economy which affect both our consumer and our industry. Sales of non-discretionary product categories are primarily impacted by miles driven, which after having declined in 2008, stabilized in 2009 primarily due to lower gasoline prices. High unemployment and the credit crisis have also benefited our non-discretionary product categories modestly as customers have focused on maintaining their existing vehicles rather than purchasing new vehicles. These trends, however, negatively impacted sales in our discretionary product categories like accessories and complementary merchandise, although the rate of decline has moderated.

We continue to focus on refining and expanding our parts assortment to improve our in stock position, improving execution and the customer experience and utilizing television and radio advertising to communicate our value offerings. We believe these efforts are responsible for increased customer traffic in our stores for the thirteen weeks ended May 1, 2010. This marks the first quarter in many years that we have experienced increases in comparable store sales and customer counts across all lines of business.

RESULTS OF OPERATIONS

The following discussion explains the material changes in our results of operation for the thirteen weeks ended May 1, 2010 and the thirteen weeks ended May 2, 2009.

Analysis of Statement of Operations

The following table presents for the periods indicated certain items in the condensed consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen Weeks Ended	May 1, 2010 (Fiscal 2010)		May 2, 2009 (Fiscal 2009)		Favorable (Unfavorable)

Merchandise sales	80.2%		80.2%		2.8%
Service revenue (1)	19.8		19.8		2.6
Total revenues	100.0		100.0		2.7
Costs of merchandise sales (2)	69.4	(3)	70.6	(3)	(1.0)
Costs of service revenue (2)	87.9	(3)	87.3	(3)	(3.2)
Total costs of revenues	73.0		73.9		(1.5)
Gross profit from merchandise sales	30.6	(3)	29.4	(3)	7.0
Gross profit from service revenue	12.1	(3)	12.7	(3)	(2.1)
Total gross profit	27.0		26.1		6.2
Selling, general and administrative expenses	21.9		21.8		(3.3)
Net gain (loss) from dispositions of assets	—		—		—
Operating profit	5.1		4.3		20.7
Non-operating income	0.1		0.1		44.9
Interest expense	1.3		0.4		(241.3)
Earnings from continuing operations before income taxes	3.9		4.0		(0.2)
Income tax expense	39.2	(4)	44.7	(4)	12.6
Earnings from continuing operations	2.4		2.2		9.9
Discontinued operations, net of tax	—		—		(36.4)
Net Earnings	2.3		2.2		9.5

(1)	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.
(2)

Costs of merchandise sales include the cost of products sold, purchasing, warehousing and store occupancy costs. Costs of service revenue include service center payroll and related employee benefits and service center occupancy costs. Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses.

(3)	As a percentage of related sales or revenue, as applicable.
(4)	As a percentage of earnings from continuing operations before income taxes.

Thirteen weeks ended May 1, 2010 vs. Thirteen weeks ended May 2, 2009

Total revenue and comparable sales for the first quarter of 2010 increased 2.7% and 1.4%, respectively, as compared to the first quarter of 2009. Total revenue for the first quarter of 2010 increased by $13.5 million, or 2.7%, to $510.0 million from $496.5 million in the first quarter of 2009. The 1.4% increase in comparable store sales consisted of a 0.1% comparable service revenue increase and a 1.7% comparable merchandise sales increase. While our total revenue figures were favorably impacted by the opening of the new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Non-comparable stores contributed an additional $6.7 million of total revenue in the first quarter of 2010 as compared to the first quarter of 2009.

Total merchandise sales increased 2.8% to $409.2 million compared to $398.2 million in the first quarter of 2009. Total service revenue increased 2.6% to $100.8 million from $98.3 million in the prior year. The increase in both merchandise sales and service revenues was driven by an increase in comparable store customer counts partially offset by a slight decrease in the average transaction amount per customer. The balance of the increase in sales was due to the contribution from our new stores.

In the first quarter of 2010, customer traffic generated by our promotional events, improved in stock position and better store execution resulted in an increase in comparable store customer counts and sales across all lines of business. We experienced a 2.8% increase in sales of our core automotive parts categories which make up approximately 80% of our merchandise sales, partially offset by a 2.0% decrease in sales of our discretionary product categories as compared to the first quarter of 2009. We continue to believe, and our first quarter performance supports, that providing a differentiated merchandise assortment, better customer experience, value proposition and innovative marketing will increase sales and customer counts consistently over the long term across all lines of business.

Gross profit from merchandise sales increased by $8.3 million, or 7.0%, to $125.4 million for the first quarter of 2010 from $117.1 million in the first quarter of 2009. Gross profit from merchandise sales increased to 30.6% for the first quarter of 2010 from 29.4% for the first quarter of 2009. The increase in gross profit margins was primarily due to an improvement in inventory shrinkage, lower in—bound freight costs and higher vendor support funds.

Gross profit from service revenue decreased by $0.3 million, or 2.1%, to $12.2 million for the first quarter of 2010 from $12.5 million in the first quarter of 2009. Gross profit from service revenue decreased to 12.1% for the first quarter of 2010 from 12.7% for the first quarter of 2009. The decrease in gross profit was primarily due to higher fixed expenses such as occupancy costs (includes such items as rent, utilities and building maintenance) which increased by 100 basis points in the current year first quarter as compared to the prior year, primarily due to adding the new Service & Tire Centers. Excluding the impact of the new Service & Tire Centers (which are still in their ramp up stage for sales but incurring the full fixed expense load), the gross profit from service revenue was relatively flat year over year.

Selling, general and administrative expenses increased $3.6 million, or 3.3%. The increase was primarily due to increased media expense of $3.8 million, and increased payroll and related expenses of $1.4 million, partially offset by lower general liability insurance claims expense of $1.1 million.

Interest expense for the first quarter of 2010 was $6.6 million, an increase of $4.7 million compared to the prior year. The prior year included a $6.2 million gain resulting from the retirement of debt. Excluding this gain, interest expense declined by $1.6 million due to reduced debt levels.

Our income tax expense for the first quarter of 2010 was $7.8 million, or an effective rate of 39.2%, as compared to an expense of $9.0 million, or an effective rate of 44.7%, for the first quarter of 2009. The annual rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported net earnings of $12.0 million for the first quarter of 2010 as compared to net earnings of $10.9 million in the prior year. Our basic and diluted earnings per share were $0.23 as compared to $0.21 in the prior year.

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

The following table presents the revenues and gross profit for each area of our business:

	Thirteen weeks ended
(dollar amounts in thousands)	May 1, 2010	May 2, 2009

Retail Sales (1)	$269,707	$264,411
Service Center Revenue (2)	240,326	232,077
Total Revenues	$510,033	$496,488

Gross Profit from Retail Sales (3)	$79,754	$73,555
Gross Profit from Service Center Revenue (3)	57,841	56,046
Total Gross Profit	$137,595	$129,601

(1)	Excludes revenues from installed products.
(2)	Includes revenues from installed products.
(3)

Gross Profit from Retail Sales includes the cost of products sold, purchasing, warehousing and store occupancy costs. Gross Profit from Service Center Revenue includes the cost of installed products sold, purchasing, warehousing, service center payroll and related employee benefits and service center occupancy costs. Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses.

CAPITAL AND LIQUIDITY

Our cash requirements arise principally from the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, debt service and contractual obligations. Cash flows realized through the sales of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by operating activities was $58.8 million in the first quarter of 2010, as compared to $18.0 million in the prior year first quarter. The $40.8 million improvement from the prior year was due to an $8.9 million increase in net earnings (net of non-cash adjustments) and a $31.9 million favorable change in operating assets and liabilities. The change in operating assets and liabilities was primarily due to favorable changes in accounts payable of $33.9 million and in all other operating assets and liabilities of $8.6 million, partially offset by an unfavorable change in inventory of $10.6 million. The improvement in accounts payable was primarily due to an increase in the amount of inventory purchases in the current year. Our accounts payable to inventory ratio was 45% at May 1, 2010, and 40% at May 2, 2009. The favorable change in all other assets and liabilities was primarily due to an increase in accrued expenses primarily related to the timing of payments. The unfavorable change in cash flows from inventory resulted from an increased investment in our new stores which added $4.1 million of inventory. Excluding this investment, inventory remained relatively flat compared to the first quarter of 2009 despite increased purchases in the current year. We were able to achieve this result through our continued disciplined inventory management, including reduced seasonal inventory purchases, inventory lead times and safety stocks.

Cash used in investing activities was $8.9 million for the first quarter of 2010 as compared to $4.0 million in the prior year first quarter. During the current year first quarter, we sold three properties that were classified as held for sale for net proceeds of $2.1 million, of which $0.6 million is included in discontinued operations, and completed one sale leaseback transaction for net proceeds of $1.6 million. In the prior year first quarter, we sold two properties classified as assets held for sale for net proceeds of $1.8 million which is reported in discontinued operations. Capital expenditures in the first quarter of 2010 increased by $6.8 million, to $12.5 million, from $5.7 million for the first quarter of 2009. Capital expenditures for the current year were for improvements of our existing stores, offices, distribution centers and for the opening of the new facilities.

Our targeted capital expenditures for fiscal 2010 increased to $80.0 million from the $68.0 million previously reported due to accelerating certain high return capital projects in the current year as a result of our strong liquidity position. Our fiscal year 2010 capital expenditures includes the addition of approximately 40 Service & Tire Centers and required expenditures for our existing stores, offices and distribution centers. These expenditures are expected to be funded by cash on hand, net cash generated from operating activities and opportunistic single store sale leaseback transactions. Additional capacity, if needed, exists under our existing line of credit.

In the first quarter of 2010 and 2009, we used cash in financing activities of $1.3 million and $14.0 million, respectively. The cash used in financing activities in the first quarter of 2010 is primarily related to the payment of cash dividends. In the first quarter of 2009, we repurchased $17.0 million of our outstanding 7.5% Senior Subordinated Notes for $10.7 million.

We anticipate that cash on hand, cash generated by operating activities and cash generated by opportunistic single store sale leaseback transactions will exceed our expected cash requirements in fiscal year 2010. In addition, we expect to have excess availability under our existing line of credit during the entirety of fiscal year 2010. As of May 1, 2010, we had zero drawn on our line of credit and maintained undrawn availability under our revolving credit facility of $142.8 million.

Our working capital was $223.1 million and $205.5 million at May 1, 2010 and January 30, 2010, respectively. Our long-term debt, as a percentage of our total capitalization, was 40% and 41% at May 1, 2010 and January 30, 2010, respectively.

As of May 1, 2010 and January 30, 2010, we had an outstanding balance of $34.3 million and $34.1 million, respectively, (classified as trade payable program liability on the condensed consolidated balance sheet) under our vendor financing program which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by us directly from our vendors.

NEW ACCOUNTING STANDARDS

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13 “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force,” (ASU 2009-13). This update eliminates the residual method of allocation and requires that consideration be allocated to all deliverables using the relative selling price method. ASU 2009-13 is effective for material revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not believe the adoption of ASU 2009-13 will have a material impact on its consolidated financial statements.

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

On an on-going basis, we evaluate our estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, merchandise inventories, income taxes, financing operations, restructuring costs, retirement benefits, risk participation agreements and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to “Critical Accounting Policies and Estimates” as reported in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010, which disclosures are hereby incorporated by reference.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of our Revolving Credit Agreement, changes in LIBOR or the Prime Rate could affect the rates at which we could borrow funds thereunder. At May 1, 2010 we had no borrowings under this facility. Additionally, we have a $149.5 million Senior Secured Term Loan facility that bears interest at three month LIBOR plus 2.0%.

We have an interest rate swap for a notional amount of $145.0 million, which is designated as a cash flow hedge on our Senior Secured Term Loan. We record the effective portion of the change in fair value through accumulated other comprehensive loss.

The fair value of the interest rate swap was $16.1 million and $16.4 million payable at May 1, 2010 and January 30, 2010, respectively. Of the $0.3 million decrease in fair value during the thirteen weeks ended May 1, 2010, $0.2 million net of tax was recorded to accumulated other comprehensive loss on the condensed consolidated balance sheet.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were functioning effectively and provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5.  Other Information

None.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In September 2006, the United States Environmental Protection Agency (“EPA”) requested certain information from the Company as part of an investigation to determine whether the Company had violated, and is in violation of, the Clean Air Act and its non-road engine regulations. The information requested concerned certain generator and personal transportation merchandise offered for sale by the Company. In the fourth quarter of fiscal 2008, the EPA informed the Company that it believed that the Company had violated the Clean Air Act by virtue of the fact that certain of this merchandise did not conform to their corresponding EPA Certificates of Conformity. During the third quarter of fiscal 2009, the Company and the EPA reached a settlement in principle of this matter requiring that the Company (i) pay a monetary penalty of $5.0 million, (ii) take certain corrective action with respect to certain inventory that had been restricted from sale during the course of the investigation, (iii) implement a formal compliance program and (iv) participate in certain non-monetary emission offset activities. The Company had previously accrued an amount equal to the agreed upon civil penalty and a $3.0 million contingency accrual with respect to the restricted inventory. During fiscal 2009, the Company reversed $2.0 million of the inventory accrual as a portion of the subject inventory was released for sale. On May 10, 2010, the Company and the EPA signed the formal settlement Agreement, which was filed with the U.S. District Court for the District of Columbia. The settlement agreement is subject to a 30-day public comment period and final approval by the court.

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

Item 1A.  Risk Factors

There have been no changes to the risks described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

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

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date: June 8, 2010	by:	/s/ Raymond L. Arthur

Raymond L. Arthur
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002