Form 10-Q
period 2010-07-31
PEP BOYS MANNY MOE & JACK
filed 2010-09-08
CIK 77449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2010

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

As of August 27, 2010, there were 52,487,160 shares of the registrant’s Common Stock outstanding.

Index

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - July 31, 2010 and January 30, 2010	3

	Condensed Consolidated Statements of Operations and Changes in Retained Earnings - Thirteen and Twenty-six Weeks Ended July 31, 2010 and August 1, 2009	4

	Condensed Consolidated Statements of Cash Flows - Twenty-six Weeks Ended July 31, 2010 and August 1, 2009	5

	Notes to the Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

Item 5.	Other Information	27

PART II - OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	(Removed and Reserved)	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		30

INDEX TO EXHIBITS		31

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

UNAUDITED

	July 31, 2010	January 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$92,363	$39,326
Accounts receivable, less allowance for uncollectible accounts of $1,703 and $1,488	24,204	22,983
Merchandise inventories	558,932	559,118
Prepaid expenses	20,816	24,784
Other current assets	51,598	65,428
Assets held for disposal	1,778	4,438
Total current assets	749,691	716,077

Property and equipment - net	694,262	706,450
Deferred income taxes	58,968	58,171
Other long-term assets	17,364	18,388
Total assets	$1,520,285	$1,499,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196,676	$202,974
Trade payable program liability	55,280	34,099
Accrued expenses	226,505	242,416
Deferred income taxes	35,750	29,984
Current maturities of long-term debt	1,079	1,079
Total current liabilities	515,290	510,552

Long-term debt less current maturities	305,661	306,201
Other long-term liabilities	76,325	73,933
Deferred gain from asset sales	159,177	165,105

Stockholders’ equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	294,535	293,810
Retained earnings	393,245	374,836
Accumulated other comprehensive loss	(18,758)	(17,691)
Less cost of shares in treasury — 16,072,557 shares and 16,164,074 shares	273,747	276,217
Total stockholders’ equity	463,832	443,295
Total liabilities and stockholders’ equity	$1,520,285	$1,499,086

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND CHANGES IN RETAINED EARNINGS

(dollar amounts in thousands, except per share amounts)

UNAUDITED

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Merchandise sales	$406,179	$392,071	$815,368	$790,248
Service revenue	98,676	96,840	199,520	195,151
Total revenues	504,855	488,911	1,014,888	985,399
Costs of merchandise sales	282,362	275,790	566,158	556,825
Costs of service revenue	87,992	84,931	176,634	170,783
Total costs of revenues	370,354	360,721	742,792	727,608
Gross profit from merchandise sales	123,817	116,281	249,210	233,423
Gross profit from service revenue	10,684	11,909	22,886	24,368
Total gross profit	134,501	128,190	272,096	257,791
Selling, general and administrative expenses	113,108	109,482	224,740	217,535
Net gain (loss) from dispositions of assets	2,449	(16)	2,494	(13)
Operating profit	23,842	18,692	49,850	40,243
Non-operating income	621	539	1,205	942
Interest expense	6,643	6,466	13,251	8,402
Earnings from continuing operations before income taxes and discontinued operations	17,820	12,765	37,804	32,783
Income tax expense	7,021	4,907	14,845	13,862
Earnings from continuing operations before discontinued operations	10,799	7,858	22,959	18,921
Loss from discontinued operations, net of tax	(201)	(123)	(411)	(277)
Net earnings	10,598	7,735	22,548	18,644

Retained earnings, beginning of period	384,451	367,882	374,836	358,670
Cash dividends	(1,581)	(1,577)	(3,160)	(3,152)
Dividend reinvested and other	(223)	(77)	(979)	(199)
Retained earnings, end of period	$393,245	$373,963	$393,245	$373,963

Basic earnings per share:
Earnings from continuing operations before discontinued operations	$0.21	$0.15	$0.44	$0.36
Loss from discontinued operations, net of tax	(0.01)	—	(0.01)	—
Basic earnings per share	$0.20	$0.15	$0.43	$0.36

Diluted earnings per share:
Earnings from continuing operations before discontinued operations	$0.20	$0.15	$0.43	$0.36
Loss from discontinued operations, net of tax	—	—	—	—
Diluted earnings per share	$0.20	$0.15	$0.43	$0.36

Cash dividends per share	$0.03	$0.03	$0.06	$0.06

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

UNAUDITED

Twenty-six weeks ended	July 31, 2010	August 1, 2009

Cash flows from operating activities:
Net earnings	$22,548	$18,644
Adjustments to reconcile net earnings to net cash provided by continuing operations:
Loss from discontinued operations, net of tax	411	277
Depreciation and amortization	36,656	35,338
Amortization of deferred gain from asset sales	(6,299)	(6,086)
Stock compensation expense	1,998	1,284
Gain on debt retirement	—	(6,248)
Deferred income taxes	5,600	4,455
Gain from asset sales	(2,494)	13
Loss from asset impairment	970	47
Other	179	188
Changes in operating assets and liabilities:
Decrease in accounts receivable, prepaid expenses and other	19,673	24,143
Decrease in merchandise inventories	186	16,168
(Decrease) increase in accounts payable	(6,298)	10,634
Decrease in accrued expenses	(14,917)	(18,658)
Increase in other long-term liabilities	911	1,972
Net cash provided by continuing operations	59,124	82,171
Net cash used in discontinued operations	(1,249)	(543)
Net cash provided by operating activities	57,875	81,628

Cash flows from investing activities:
Cash paid for property and equipment	(27,284)	(17,481)
Proceeds from dispositions of assets	4,077	1,098
Other	(144)	(500)
Net cash used in continuing operations	(23,351)	(16,883)
Net cash provided by discontinued operations	569	1,758
Net cash used in investing activities	(22,782)	(15,125)

Cash flows from financing activities:
Borrowings under line of credit agreements	16,290	222,017
Payments under line of credit agreements	(16,290)	(244,284)
Borrowings on trade payable program liability	169,875	35,300
Payments on trade payable program liability	(148,694)	(64,616)
Debt payments	(540)	(11,451)
Dividends paid	(3,160)	(3,152)
Other	463	237
Net cash provided by (used in) financing activities	17,944	(65,949)
Net increase in cash and cash equivalents	53,037	554
Cash and cash equivalents at beginning of period	39,326	21,332
Cash and cash equivalents at end of period	$92,363	$21,886

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$810	$2,585
Cash paid for interest	$11,452	$12,366
Accrued purchases of property and equipment	$662	$1,170

See notes to condensed consolidated financial statements

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands)

NOTE 1. Basis of Presentation

The Pep Boys — Manny, Moe & Jack and subsidiaries (the “Company”) consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the Company’s financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses, as well as the disclosure of contingent assets and liabilities and other related disclosures. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of the Company’s assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and the Company includes any revisions to its estimates in the results for the period in which the actual amounts become known.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements.” It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010. The results of operations for the twenty-six weeks ended July 31, 2010 are not necessarily indicative of the operating results for the full fiscal year.

The condensed consolidated financial statements presented herein are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of July 31, 2010 and for all periods presented have been made.

The Company’s fiscal year ends on the Saturday nearest January 31. Accordingly, references to fiscal years 2010 and 2009 refer to the years ended January 29, 2011 and January 30, 2010, respectively.

NOTE 2. New Accounting Standards

In October 2009, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) 2009-13 “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force,” (“ASU 2009-13”). This update eliminates the residual method of allocation and requires that consideration be allocated to all deliverables using the relative selling price method. ASU 2009-13 is effective for material revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not believe the adoption of ASU 2009-13 will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements — Improving Disclosures on Fair Value Measurements” (“ASU 2010-06”). This guidance requires new disclosures surrounding transfers in and out of level 1 or 2 in the fair value hierarchy and also requires that in the reconciliation of level 3 inputs, the entity should report separately information on purchases, sales, issuances or settlements. The increased disclosures should be reported for each class of assets or liabilities. ASU 2010-06 also clarifies existing disclosures for the level of disaggregating, disclosures about valuation techniques and inputs used to determine level 2 or 3 fair value measurements and includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances or settlements in the roll forward activity for level 3 fair value measurements which are effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 for requirements effective December 15, 2009 did not have a material impact on the Company’s consolidated financial statements. The Company does not believe the adoption of those requirements of ASU 2010-06 which are effective for periods beginning after December 15, 2010 will have a material impact on its consolidated financial statements.

NOTE 3. Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (“FIFO”) method of costing inventory had been used by the Company, inventory would have been $483.7 million and $482.0 million as of July 31, 2010 and January 30, 2010, respectively.

The Company provides for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program.

The Company also records adjustments for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company records adjustments when less than full credit is expected from a vendor or when market is lower than recorded costs. These adjustments are reviewed on a quarterly basis for adequacy. The Company’s inventory adjustments for these matters were $10.9 million and $13.0 million at July 31, 2010 and January 30, 2010, respectively.

NOTE 4. Property and Equipment

The Company’s property and equipment as of July 31, 2010 and January 30, 2010 was as follows:

(dollar amounts in thousands)	July 31, 2010	January 30, 2010

Property and equipment
Land	$203,803	$204,709
Buildings and improvements	830,712	826,804
Furniture, fixtures and equipment	691,983	695,072
Construction in progress	1,660	1,550
Accumulated depreciation and amortization	(1,033,896)	(1,021,685)
Property and equipment — net	$694,262	$706,450

NOTE 5. Warranty Reserve

The Company provides warranties for both its merchandise sales and service labor. Warranties for merchandise are generally covered by the respective vendors, with the Company covering any costs above the vendor’s stipulated allowance. Service labor warranties are covered in full by the Company on a limited lifetime basis. The Company establishes its warranty reserves based on historical data of warranty transactions. These costs are included in either costs of merchandise sales or costs of service revenues in the condensed consolidated statements of operations.

The reserve for warranty cost activity for the twenty-six weeks ended July 31, 2010 and the fifty-two weeks ended January 30, 2010 is as follows:

(dollar amounts in thousands)	July 31, 2010	January 30, 2010
Beginning balance	$694	$797

Additions related to current period sales	5,682	15,572

Warranty costs incurred in current period	(5,682)	(15,675)

Ending balance	$694	$694

NOTE 6. Debt and Financing Arrangements

The following are the components of debt and financing arrangements:

(dollar amounts in thousands)	July 31, 2010	January 30, 2010
7.50% Senior Subordinated Notes, due December 2014	$157,565	$157,565
Senior Secured Term Loan, due October 2013	149,175	149,715
Revolving Credit Agreement, expiring January 2014	—	—
	306,740	307,280
Less current maturities	1,079	1,079
Long-term debt, less current maturities	$305,661	$306,201

During the first quarter of fiscal 2009, the Company repurchased $17.0 million of its outstanding 7.50% Senior Subordinated Notes (the “Notes”) for $10.7 million resulting in a gain of $6.2 million which is reflected in interest expense on the accompanying condensed consolidated statements of operations and changes in retained earnings.

As of July 31, 2010, 126 of the Company’s 231 owned stores were used as collateral under the Company’s Senior Secured Term Loan due October 2013.

On January 16, 2009, the Company entered into a new $300.0 million Revolving Credit Agreement. The Company’s ability to borrow under the Revolving Credit Agreement is based on a specific borrowing base consisting of inventory and accounts receivable. The interest rate on this credit line is LIBOR or Prime plus 2.75% to 3.25% based upon the then current availability under the facility. As of July 31, 2010, there were no outstanding borrowings under this agreement and $114.2 million of availability was utilized to support outstanding letters of credit. Taking this into account and the borrowing base requirements, as of July 31, 2010, there was $128.3 million of availability remaining.

Several of the Company’s debt agreements require compliance with covenants. The most restrictive of these requirements is contained in the Company’s Revolving Credit Agreement. During any period when the availability under the Revolving Credit Agreement drops below the greater of $50.0 million or 17.5% of the borrowing base, the Company is required to maintain a consolidated fixed charge coverage ratio of at least 1.1:1.0, calculated as the ratio of (a) EBITDA (net income plus interest charges, provision for taxes, depreciation and amortization expense, non-cash stock compensation expenses and other non-recurring, non-cash items) minus capital expenditures and income taxes paid to (b) the sum of debt service charges and restricted payments made. The failure to satisfy this covenant would constitute an event of default under the Revolving Credit Agreement, which would result in a cross-default under the Company’s 7.50% Senior Subordinated Notes and Senior Secured Term Loan. As of July 31, 2010, the Company was in compliance with all such financial covenants.

Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt including current maturities was $298.7 million and $290.8 million as of July 31, 2010 and January 30, 2010, respectively.

NOTE 7.  Sale-Leaseback Transactions

During the twenty-six weeks ended July 31, 2010, the Company sold one property to an unrelated third party. Net proceeds from this sale were $1.6 million. Concurrent with this sale, the Company entered into an agreement to lease the property back from the purchaser over a minimum lease term of 15 years. The Company classified this lease as an operating lease. The Company actively uses this property and considers the lease as a normal leaseback. A deferred gain of $0.4 million is being recognized over the minimum term of the lease.

Of the 594 store locations operated by the Company at July 31, 2010, 231 are owned and 363 are leased.

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

For income tax benefits related to uncertain tax positions to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. During the twenty-six weeks ended July 31, 2010, the Company did not have a material change to its uncertain tax position liabilities.

NOTE 9. Accumulated Other Comprehensive Loss

The following are the components of other comprehensive income:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(dollar amounts in thousands)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net earnings	$10,598	$7,735	$22,548	$18,644
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustment	265	356	530	560
Derivative financial instrument adjustment	(1,800)	990	(1,597)	1,038

Comprehensive income	$9,063	$9,081	$21,481	$20,242

The components of accumulated other comprehensive loss are:

(dollar amounts in thousands)	July 31, 2010	January 30, 2010

Defined benefit plan adjustment, net of tax	$(6,628)	$(7,158)
Derivative financial instrument adjustment, net of tax	(12,130)	(10,533)
Accumulated other comprehensive loss	$(18,758)	$(17,691)

NOTE 10: Impairments and Assets Held for Disposal

The Company evaluates the ability to recover long-lived assets whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. In the event assets are impaired, losses are recognized to the extent the carrying value exceeds fair value. In addition, the Company reports assets held for disposal at the lower of the carrying amount or the estimated fair market value, net of disposal costs. A store is classified as “held for disposal” when (i) the Company has committed to a plan to sell, (ii) the building is vacant and the property is available for sale, (iii) the Company is actively marketing the property for sale, (iv) the sale price is reasonable in relation to its current fair value and (v) the Company expects to complete the sale within one year. No depreciation expense is recognized during the period the asset is held for disposal.

During the second quarter of fiscal 2010, the Company recorded an $0.8 million impairment charge related to two stores classified as held and used. The Company used a probability-weighted approach and estimates of expected future cash flows to determine the fair value of these stores. Discount and growth rate assumptions were derived from current economic conditions, management’s expectations and projected trends of current operating results. The fair market value estimate is classified as a Level 3 measure within the fair value hierarchy. Of the $0.8 million impairment charge, $0.6 million was charged to merchandise cost of sales, and $0.2 million was charged to service cost of sales.

During the second quarter of fiscal 2010, the Company also recorded a $0.2 million impairment charge related to a store classified as held for disposal. The Company lowered its selling price reflecting declines in the commercial real estate market. The fair market value of the store is classified as a Level 2 measure within the fair value hierarchy. Substantially all of this impairment was charged to merchandise cost of sales.

During the thirteen week period ended July 31, 2010, the Company sold one store classified as held for disposal for net proceeds of $0.8 million and recognized a net gain of $0.2 million. During the thirteen week period ended August 1, 2009, the Company sold one store classified as held for disposal for net proceeds of $1.0 million and recognized an immaterial net gain. During the twenty-six week period ended July 31, 2010, the Company sold four stores classified as held for disposal for net proceeds of $2.9 million and recognized a net gain of $0.3 million. During the twenty-six week period ended August 1, 2009, the Company sold three stores that were classified as held for disposal for net proceeds of $2.8 million and recognized a net gain of $0.1 million. Assets held for disposal are as follows:

(dollar amounts in thousands)	July 31, 2010	January 30, 2010

Land	$1,310	$2,980
Buildings and improvements	2,445	5,453
Accumulated depreciation and amortization	(1,977)	(3,995)
Property and equipment - net	$1,778	$4,438
Number of properties	4	8

In addition to the above stores, the Company reached a settlement agreement during the second quarter on a previously closed store for $2.8 million, resulting in a net gain from the disposition of assets of $2.3 million.

NOTE 11. Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share for earnings from continuing operations and net earnings:

		Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share amounts)		July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

(a)	Earnings from continuing operations	$10,799	$7,858	$22,959	$18,921

	Loss from discontinued operations, net of tax	(201)	(123)	(411)	(277)

	Net earnings	$10,598	$7,735	$22,548	$18,644

(b)	Basic average number of common shares outstanding during period	52,682	52,384	52,609	52,359

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	447	315	426	179

(c)	Diluted average number of common shares assumed outstanding during period	53,129	52,699	53,035	52,538

	Basic earnings per share:
	Earnings from continuing operations (a/b)	$0.21	$0.15	$0.44	$0.36
	Discontinued operations, net of tax	(0.01)	—	(0.01)	—
	Basic earnings per share	$0.20	$0.15	$0.43	$0.36

	Diluted earnings per share:
	Net earnings from continuing operations (a/c)	$0.20	$0.15	$0.43	$0.36
	Discontinued operations, net of tax	—	—	—	—
	Diluted earnings per share	$0.20	$0.15	$0.43	$0.36

At July 31, 2010 and August 1, 2009, respectively, there were 2,402,000 and 2,033,000 outstanding options and restricted stock units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total numbers of such shares excluded from the diluted earnings per share calculation are 1,071,000 and 973,000 for the thirteen weeks ended July 31, 2010 and August 1, 2009, respectively. The total number of such shares excluded from the diluted earnings per share calculation are 1,088,000 and 1,355,000 for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively.

NOTE 12. Benefit Plans

The Company has a qualified 401(K) savings plan and a separate plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company’s contribution expense related to the savings plans was approximately $0.7 million for both thirteen week periods ended July 31, 2010 and August 1, 2009, and approximately $1.6 million and $1.8 million for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively. The Company’s expense for its Account Plan (Defined Contribution SERP) was approximately $0.3 million for both thirteen week periods ended July 31, 2010 and August 1, 2009, and approximately $0.7 million and $0.5 million for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively. The Company’s contribution to these plans for fiscal year 2010 is contingent upon meeting certain performance metrics. The Company currently estimates that these performance metrics will be achieved and has recorded expense accordingly.

The Company also has a frozen defined benefit pension plan covering the Company’s full-time employees hired on or before February 1, 1992. The Company’s expense for its pension plan follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(dollar amounts in thousands)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Interest cost	640	649	1,280	1,270
Expected return on plan assets	(537)	(365)	(1,075)	(902)
Amortization of prior service cost	—	7	—	7
Amortization of net loss	422	559	843	884
Net periodic benefit cost	$525	$850	$1,048	$1,259

NOTE 13. Equity Compensation Plans

The Company has stock-based compensation plans, under which it grants stock options and restricted stock units to key employees and members of its Board of Directors. The Company generally recognizes compensation expense on a straight-line basis over the vesting period.

The following table summarizes the options under the Company’s plan:

Number of Shares
Outstanding — January 30, 2010	1,682,325
Granted	303,056
Exercised	(32,137)
Forfeited	(6,066)
Expired	(14,500)
Outstanding — July 31, 2010	1,932,678

During the twenty-six weeks ended July 31, 2010 and August 1, 2009, the Company granted approximately 303,000 and 948,000 stock options with a weighted average grant date fair value of $4.26 and $2.10, respectively. These options have a seven year term and vest over a three year period with a third vesting on each of the three grant date anniversaries. The compensation expense recorded during the twenty-six weeks ended July 31, 2010 for the options granted was minimal.

Of the options granted in fiscal year 2009, the Company granted 736,000 stock options with a weighted average grant date fair value of $1.69. These options have a seven year term and include both a service and a market appreciation vesting requirement. These options vest over a three year period with a third vesting on each of the three grant date anniversaries, provided the market price of the Company’s stock has appreciated by a certain amount. From the date of grant, the market price of the Company’s stock must have appreciated, for at least 15 consecutive trading days, by $2.00 or more above grant price for 536,000 options and by $6.88 or more above grant price for 200,000 options in order to vest. The Company used a Monte Carlo simulation model to estimate the expected term and is recording the compensation expense over the service period for each separately vesting portion of the options granted. As of July 31, 2010, the market appreciation requirements of both grants have been satisfied.

Expected volatility is based on historical volatilities for a time period similar to that of the expected term. The risk-free rate is based on the U.S. treasury yield curve for issues with a remaining term equal to the expected term. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model, and in certain situations where the grant includes both a market and service condition as described more fully above, using a Monte Carlo simulation.

The following are the weighted-average assumptions:

	July 31, 2010	August 1, 2009
Dividend yield	1.4%	2.3%
Expected volatility	55.7%	65.2%
Risk-free interest rate range:
High	2.0%	2.3%
Low	1.7%	1.6%
Ranges of expected lives in years	4 - 5	4 - 5

Restricted Stock Units

In the first quarter of fiscal 2010, the Company granted approximately 105,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves certain financial targets for fiscal year 2012. The number of underlying shares that may be issued upon vesting will range from 0% to 150%, depending upon the Company achieving the financial targets for fiscal year 2012. The fair value for these awards was $10.34 at the date of the grant. The compensation expense recorded during the twenty-six weeks ended July 31, 2010 for these restricted stock units was minimal.

In the first quarter of fiscal 2010, the Company also granted approximately 52,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a market condition in fiscal 2012. The number of underlying shares that may become exercisable will range from 0% to 175% depending upon whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $12.99 grant date fair value. The compensation expense recorded during the twenty-six weeks ended July 3l, 2010 for these restricted stock units was minimal.

In the second quarter of fiscal 2010, the company granted approximately 52,000 restricted stock units to its non-employee directors of the board that vested immediately. The fair value was $9.55 per unit and the Company recognized compensation expense of approximately $0.5 million for these restricted stock units.

In the first quarter of fiscal 2010, the Company granted approximately 61,000 restricted stock units related to officer’s deferred bonus match under the Company’s non-qualified deferred compensation plan, which vest over a three year period. The following table summarizes the units under the Company’s plan, assuming maximum vesting of underlying shares for performance and market based awards:

Number of RSUs
Nonvested — January 30, 2010	232,593
Granted	362,283
Forfeited	(3,700)
Vested	(122,313)
Nonvested — July 31, 2010	468,863

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

The following table provides information by level for assets and liabilities that are measured at fair value, on a recurring basis:

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	July 31, 2010	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$92,363	$92,363

Liabilities:
Current liabilities
Derivative liability (a)	$38		$38
Contingent consideration (a)	$288			$288
Other liabilities
Derivative liability (b)	$18,980		$18,980
Contingent consideration (b)	$1,312			$1,312

(a)          included in accrued liabilities

(b)         included in other long-term liabilities

The Company has one interest rate swap designated as a cash flow hedge on $145.0 million of the Company’s Senior Secured Term Loan that is due in October 2013. The swap is used to minimize interest rate exposure and overall interest costs by converting the variable interest rate to a fixed rate of 5.036%. Since February 1, 2008, this swap was deemed to be fully effective and all adjustments in the interest rate swap’s fair value have been recorded to accumulated other comprehensive loss.

The table below shows the effect of the Company’s interest rate swap on the condensed consolidated financial statements for the periods indicated:

(dollar amounts in thousands)	Amount of Loss in Other Comprehensive Income (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion) (a)
Thirteen weeks ended July 31, 2010	$(1,801)	Interest expense	$(1,753)
Twenty-six weeks ended July 31, 2010	$(1,621)	Interest expense	$(3,448)

(a) represents the effective portion of the loss reclassified from accumulated other comprehensive loss

In the second quarter of fiscal 2010, the Company entered into a price stability agreement (“Agreement”) that is also designated as a cash flow hedge. This Agreement is intended to hedge the price risks associated with the market volatility of retail gasoline. This hedge is deemed to be fully effective and all adjustments in the hedge’s fair value have been recorded to accumulated other comprehensive loss. The effect of this Agreement on the Company’s condensed consolidated financial statements is immaterial.

Non-financial assets measured at fair value on a non-recurring basis:

Certain assets are measured at fair value on a non-recurring basis, that is, the assets are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment. These measures of fair value, and related inputs, are considered level 2 or level 3 measures under the fair value hierarchy.

The fair value of the derivatives was $19.0 million and $16.4 million payable at July 31, 2010 and January 30, 2010, respectively. Of the $2.5 million increase in the fair value during the twenty-six weeks ended July 31, 2010, $1.6 million net of tax was recorded to accumulated other comprehensive loss on the condensed consolidated balance sheet.

NOTE 15. Legal Matters

In September 2006, the United States Environmental Protection Agency (“EPA”) requested certain information from the Company as part of an investigation to determine whether the Company had violated, and is in violation of, the Clean Air Act and its non-road engine regulations. The information requested concerned certain generator and personal transportation merchandise offered for sale by the Company. In the fourth quarter of fiscal 2008, the EPA informed the Company that it believed that the Company had violated the Clean Air Act by virtue of the fact that certain of this merchandise did not conform to their corresponding EPA Certificates of Conformity. During the third quarter of fiscal 2009, the Company and the EPA reached a settlement in principle of this matter requiring that the Company (i) pay a monetary penalty of $5.0 million, (ii) take certain corrective action with respect to certain inventory that had been restricted from sale during the course of the investigation, (iii) implement a formal compliance program and (iv) participate in certain non-monetary emission offset activities. The Company had previously accrued an amount equal to the agreed upon civil penalty and a $3.0 million contingency accrual with respect to the restricted inventory. During fiscal 2009, the Company reversed $2.0 million of the inventory accrual as a portion of the subject inventory was released for sale. During the second quarter of fiscal 2010, the Company reversed the remaining $1.0 million of the inventory accrual as the Company reached an agreement with the merchandise vendor to cover the entire cost of retrofitting a portion of the remaining subject merchandise and to accept the balance of the subject inventory for return for full credit. During the second quarter of fiscal 2010, the formal settlement agreement between the Company and the EPA became effective and the Company paid the monetary penalty.

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

The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of July 31, 2010 and January 30, 2010 and the related condensed consolidating statements of operations for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009 and condensed consolidating statements of cash flows for the twenty-six weeks ended July 31, 2010 and August 1, 2009 for (i) the Company (“Pep Boys”) on a parent only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Subsidiary Guarantors on a combined basis including the consolidation by PBY Corporation of its wholly owned subsidiary, The Pep Boys Manny Moe & Jack of California, (iii) the subsidiary of the Company that does not guarantee the Notes, and (iv) the Company on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

As of July 31, 2010	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$71,665	$12,911	$7,787	$—	$92,363
Accounts receivable, net	12,333	11,871	—	—	24,204
Merchandise inventories	192,591	366,341	—	—	558,932
Prepaid expenses	10,694	8,494	7,394	(5,766)	20,816
Other current assets	765	2,662	56,254	(8,083)	51,598
Assets held for disposal	903	875	—	—	1,778
Total current assets	288,951	403,154	71,435	(13,849)	749,691
Property and equipment—net	231,276	450,934	31,203	(19,151)	694,262
Investment in subsidiaries	1,791,971	—	—	(1,791,971)	—
Intercompany receivables	—	1,095,616	70,340	(1,165,956)	—
Deferred income taxes	10,954	48,014	—	—	58,968
Other long-term assets	16,193	1,171	—	—	17,364
Total assets	$2,339,345	$1,998,889	$172,978	$(2,990,927)	$1,520,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196,676	$—	$—	$—	$196,676
Trade payable program liability	55,280	—	—	—	55,280
Accrued expenses	32,861	55,652	146,420	(8,428)	226,505
Deferred income taxes	11,901	29,270	—	(5,421)	35,750
Current maturities of long-term debt	1,079	—	—	—	1,079
Total current liabilities	297,797	84,922	146,420	(13,849)	515,290
Long-term debt less current maturities	305,661	—	—	—	305,661
Other long-term liabilities	38,474	37,851	—	—	76,325
Deferred gain from asset sales	67,625	110,703	—	(19,151)	159,177
Intercompany liabilities	1,165,956	—	—	(1,165,956)	—
Total stockholders’ equity	463,832	1,765,413	26,558	(1,791,971)	463,832
Total liabilities and stockholders’ equity	$2,339,345	$1,998,889	$172,978	$(2,990,927)	$1,520,285

As of January 30, 2010	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,844	$10,279	$3,203	$—	$39,326
Accounts receivable, net	13,032	9,951	—	—	22,983
Merchandise inventories	195,314	363,804	—	—	559,118
Prepaid expenses	12,607	15,070	14,255	(17,148)	24,784
Other current assets	1,101	2,667	67,038	(5,378)	65,428
Assets held for disposal	1,045	3,393	—	—	4,438
Total current assets	248,943	405,164	84,496	(22,526)	716,077
Property and equipment—net	232,115	462,128	31,544	(19,337)	706,450
Investment in subsidiaries	1,755,426	—	—	(1,755,426)	—
Intercompany receivables	—	1,058,132	83,953	(1,142,085)	—
Deferred income taxes	11,200	46,971	—	—	58,171
Other long-term assets	17,566	822	—	—	18,388
Total assets	$2,265,250	$1,973,217	$199,993	$(2,939,374)	$1,499,086
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202,974	$—	$—	$—	$202,974
Trade payable program liability	34,099	—	—	—	34,099
Accrued expenses	24,042	62,106	173,429	(17,161)	242,416
Deferred income taxes	6,626	28,723	—	(5,365)	29,984
Current maturities of long-term debt	1,079	—	—	—	1,079
Total current liabilities	268,820	90,829	173,429	(22,526)	510,552
Long-term debt less current maturities	306,201	—	—	—	306,201
Other long-term liabilities	35,125	38,808	—	—	73,933
Deferred gain from asset sales	69,724	114,718	—	(19,337)	165,105
Intercompany liabilities	1,142,085	—	—	(1,142,085)	—
Total stockholders’ equity	443,295	1,728,862	26,564	(1,755,426)	443,295
Total liabilities and stockholders’ equity	$2,265,250	$1,973,217	$199,993	$(2,939,374)	$1,499,086

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(dollars in thousands)

(unaudited)

		Subsidiary	Subsidiary Non-	Consolidation /
Thirteen Weeks Ended July 31, 2010	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise sales	$141,019	$265,160	$—	$—	$406,179
Service revenue	35,729	62,947	—	—	98,676
Other revenue	—	—	5,736	(5,736)	—
Total revenues	176,748	328,107	5,736	(5,736)	504,855
Costs of merchandise sales	99,511	183,260	—	(409)	282,362
Costs of service revenue	31,186	56,844	—	(38)	87,992
Costs of other revenue	—	—	5,091	(5,091)	—
Total costs of revenues	130,697	240,104	5,091	(5,538)	370,354
Gross profit from merchandise sales	41,508	81,900	—	409	123,817
Gross profit from service revenue	4,543	6,103	—	38	10,684
Gross profit from other revenue	—	—	645	(645)	—
Total gross profit	46,051	88,003	645	(198)	134,501
Selling, general and administrative expenses	41,258	72,576	89	(815)	113,108
Net gain from dispositions of assets	2,218	231	—	—	2,449
Operating profit	7,011	15,658	556	617	23,842
Non-operating (expense) income	(4,163)	20,313	617	(16,146)	621
Interest expense (income)	16,306	6,393	(527)	(15,529)	6,643
(Loss) earnings from continuing operations before income taxes	(13,458)	29,578	1,700	—	17,820
Income tax (benefit) expense	(5,311)	11,663	669	—	7,021
Equity in earnings of subsidiaries	18,784	—	—	(18,784)	—
Net earnings from continuing operations	10,637	17,915	1,031	(18,784)	10,799
Discontinued operations, net of tax	(39)	(162)	—	—	(201)
Net earnings	$10,598	$17,753	$1,031	$(18,784)	$10,598

		Subsidiary	Subsidiary Non-	Consolidation /
Thirteen Weeks Ended August 1, 2009	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise sales	$133,660	$258,411	$—	$—	$392,071
Service revenue	34,046	62,794	—	—	96,840
Other revenue	—	—	5,722	(5,722)	—
Total revenues	167,706	321,205	5,722	(5,722)	488,911
Costs of merchandise sales	95,456	180,743	—	(409)	275,790
Costs of service revenue	28,951	56,018	—	(38)	84,931
Costs of other revenue	—	—	5,337	(5,337)	—
Total costs of revenues	124,407	236,761	5,337	(5,784)	360,721
Gross profit from merchandise sales	38,204	77,668	—	409	116,281
Gross profit from service revenue	5,095	6,776	—	38	11,909
Gross profit from other revenue	—	—	385	(385)	—
Total gross profit	43,299	84,444	385	62	128,190
Selling, general and administrative expenses	39,240	70,720	77	(555)	109,482
Net gain from dispositions of assets	13	(29)	—	—	(16)
Operating profit	4,072	13,695	308	617	18,692
Non-operating (expense) income	(4,039)	21,508	620	(17,550)	539
Interest expense (income)	17,016	6,904	(521)	(16,933)	6,466
(Loss) earnings from continuing operations before income taxes	(16,983)	28,299	1,449	—	12,765
Income tax (benefit) expense	(7,940)	12,232	615	—	4,907
Equity in earnings of subsidiaries	16,781	—	—	(16,781)	—
Net earnings from continuing operations	7,738	16,067	834	(16,781)	7,858
Discontinued operations, net of tax	(3)	(120)	—	—	(123)
Net earnings	$7,735	$15,947	$834	$(16,781)	$7,735

		Subsidiary	Subsidiary Non-	Consolidation /
Twenty-six Weeks Ended July 31, 2010	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise sales	$285,444	$529,924	$—	$—	$815,368
Service revenue	72,370	127,150	—	—	199,520
Other revenue	—	—	11,472	(11,472)	—
Total revenues	357,814	657,074	11,472	(11,472)	1,014,888
Costs of merchandise sales	200,507	366,467	—	(816)	566,158
Costs of service revenue	62,356	114,354	—	(76)	176,634
Costs of other revenue	—	—	11,561	(11,561)	—
Total costs of revenues	262,863	480,821	11,561	(12,453)	742,792
Gross profit from merchandise sales	84,937	163,457	—	816	249,210
Gross profit from service revenue	10,014	12,796	—	76	22,886
Gross profit from other revenue	—	—	(89)	89	—
Total gross profit	94,951	176,253	(89)	981	272,096
Selling, general and administrative expenses	81,311	143,511	170	(252)	224,740
Net gain from dispositions of assets	2,080	414	—	—	2,494
Operating profit	15,720	33,156	(259)	1,233	49,850
Non-operating (expense) income	(8,413)	40,521	1,233	(32,136)	1,205
Interest expense (income)	32,352	12,851	(1,049)	(30,903)	13,251
(Loss) earnings from continuing operations before income taxes	(25,045)	60,826	2,023	—	37,804
Income tax (benefit) expense	(9,856)	23,905	796	—	14,845
Equity in earnings of subsidiaries	37,778	—	—	(37,778)	—
Net earnings from continuing operations	22,589	36,921	1,227	(37,778)	22,959
Discontinued operations, net of tax	(41)	(370)	—	—	(411)
Net earnings	$22,548	$36,551	$1,227	$(37,778)	$22,548

		Subsidiary	Subsidiary Non-	Consolidation /
Twenty-six Weeks Ended August 1, 2009	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise sales	$269,988	$520,260	$—	$—	$790,248
Service revenue	68,859	126,292	—	—	195,151
Other revenue	—	—	11,445	(11,445)	—
Total revenues	338,847	646,552	11,445	(11,445)	985,399
Costs of merchandise sales	191,474	366,167	—	(816)	556,825
Costs of service revenue	57,764	113,095	—	(76)	170,783
Costs of other revenue	—	—	12,142	(12,142)	—
Total costs of revenues	249,238	479,262	12,142	(13,034)	727,608
Gross profit from merchandise sales	78,514	154,093	—	816	233,423
Gross profit from service revenue	11,095	13,197	—	76	24,368
Gross profit from other revenue	—	—	(697)	697	—
Total gross profit	89,609	167,290	(697)	1,589	257,791
Selling, general and administrative expenses	77,222	139,802	155	356	217,535
Net gain from dispositions of assets	14	(27)	—	—	(13)
Operating profit	12,401	27,461	(852)	1,233	40,243
Non-operating (expense) income	(8,050)	42,779	1,239	(35,026)	942
Interest expense (income)	28,400	14,838	(1,043)	(33,793)	8,402
(Loss) earnings from continuing operations before income taxes	(24,049)	55,402	1,430	—	32,783
Income tax (benefit) expense	(11,105)	24,361	606	—	13,862
Equity in earnings of subsidiaries	31,581	—	—	(31,581)	—
Net earnings from continuing operations	18,637	31,041	824	(31,581)	18,921
Discontinued operations, net of tax	7	(284)	—	—	(277)
Net earnings	$18,644	$30,757	$824	$(31,581)	$18,644

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

Twenty-six Weeks Ended July 31, 2010	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Cash flows from operating activities:
Net earnings	$22,548	$36,551	$1,227	$(37,778)	$22,548
Adjustments to reconcile net earnings to net cash (used in) provided by continuing operations	(17,866)	18,057	285	36,545	37,021
Changes in operating assets and liabilities	12,796	(3,933)	(9,308)	—	(445)
Net cash provided by (used in) continuing operations	17,478	50,675	(7,796)	(1,233)	59,124
Net cash used in discontinued operations	(43)	(1,206)	—	—	(1,249)
Net cash provided by (used in) operating activities	17,435	49,469	(7,796)	(1,233)	57,875

Net cash used in continuing operations	(13,509)	(9,842)	—	—	(23,351)
Net cash provided by discontinued operations	—	569	—	—	569
Net cash used in investing activities	(13,509)	(9,273)	—	—	(22,782)

Net cash provided by (used in) financing activities	41,895	(37,564)	12,380	1,233	17,944

Net increase in cash and cash equivalents	45,821	2,632	4,584	—	53,037
Cash and cash equivalents at beginning of period	25,844	10,279	3,203	—	39,326
Cash and cash equivalents at end of period	$71,665	$12,911	$7,787	$—	$92,363

Twenty-six Weeks Ended August 1, 2009	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Cash flows from operating activities:
Net earnings	$18,644	$30,757	$824	$(31,581)	$18,644
Adjustments to reconcile net earnings to net cash (used in) provided by continuing operations	(25,378)	23,636	662	30,348	29,268
Changes in operating assets and liabilities	34,293	7,631	(7,665)	—	34,259
Net cash provided by (used in) continuing operations	27,559	62,024	(6,179)	(1,233)	82,171
Net cash provided by (used in) discontinued operations	7	(550)	—	—	(543)
Net cash provided by (used in) operating activities	27,566	61,474	(6,179)	(1,233)	81,628

Net cash used in continuing operations	(9,616)	(7,267)	—	—	(16,883)
Net cash provided by discontinued operations	—	1,758	—	—	1,758
Net cash used in investing activities	(9,616)	(5,509)	—	—	(15,125)

Net cash (used in) provided by financing activities	(17,691)	(57,494)	8,003	1,233	(65,949)

Net increase (decrease) in cash and cash equivalents	259	(1,529)	1,824	—	554
Cash and cash equivalents at beginning of period	12,753	6,393	2,186	—	21,332
Cash and cash equivalents at end of period	$13,012	$4,864	$4,010	$—	$21,886

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis explains the results of operations for the second fiscal quarter and first half of 2010 and 2009 and significant developments affecting our financial condition for the twenty-six weeks ended July 31, 2010. This discussion and analysis should be read in conjunction with the condensed consolidated interim financial statements and the notes to such condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Introduction

The Pep Boys-Manny, Moe & Jack is the only national chain offering automotive service, tires, parts and accessories. This positioning allows us to streamline the distribution channel and pass the savings on to our customers facilitating our vision of becoming the automotive solutions provider of choice for the value oriented customer. The majority of our stores are in a Supercenter format, which serves both “do-it-for-me” (“DIFM”, which includes service labor, installed merchandise and tires) and “do-it-yourself” (“DIY”, or retail) customers with the highest quality service offerings and merchandise. Most of our Supercenters also have a commercial sales program that provides delivery of tires, parts and other products to automotive repair shops and dealers. In 2009, as part of our long-term strategy to lead with automotive service, we began complementing our existing Supercenter store base with Service & Tire Centers. These Service & Tire Centers are designed to capture market share and leverage our existing Supercenter and support infrastructure. We opened 24 Service & Tire Centers in fiscal 2009 and year-to-date in fiscal 2010 we have opened an additional seven locations. We also opened two new (14,000 sq. feet) smaller prototype Supercenters in fiscal 2010. We are targeting a total of 30 to 40 new locations in fiscal 2010 and 80 in fiscal 2011. As of July 31, 2010, we operated 555 Supercenters and 30 Service & Tire Centers, as well as nine legacy Pep Boys Express (retail only) stores throughout 35 states and Puerto Rico.

EXECUTIVE SUMMARY

Net earnings for the thirteen weeks ended July 31, 2010 were $10.6 million, a $2.9 million improvement over the $7.7 million reported for the thirteen weeks ended August 1, 2009. The increase in profitability was the result of increased sales across all lines of business, improved total gross profit margins and a $2.4 million pre-tax gain from asset dispositions, partially offset by higher selling, general and administrative expenses. Increased media spend and retail store payroll expenses were responsible for the selling general and administrative expenses increase.

Our diluted earnings per share for the second quarter and first half of 2010 were $0.20 and $0.43, respectively, an improvement of $0.05 and $0.07 over the $0.15 and $0.36 recorded in the second quarter and first half of 2009, respectively.

Total revenue increased for the thirteen and twenty-six week period ending July 31, 2010 by 3.3% and 3.0%, respectively, as compared to the same periods of the prior year. For the thirteen weeks ended July 31, 2010, comparable store sales (sales generated by locations in operation during the same period) increased by 1.8% compared to a decrease of 2.3% for the thirteen weeks ended August 1, 2009. This increase in comparable store sales included a 2.5% increase in comparable store merchandise sales and a 0.7% decrease in comparable store service revenue. For the twenty-six weeks ended July 31, 2010, our comparable store sales increased by 1.6% compared to a decrease of 1.3% for the twenty-six weeks ended August 1, 2009. This increase in comparable store sales included a 2.1% increase in comparable store merchandise sales and a 0.3% decrease in comparable store service revenue.

Various economic factors affect both our consumers and our industry. Sales of non-discretionary product categories are primarily impacted by miles driven, which declined in 2008 but began to stabilize beginning in the second half of fiscal 2009, primarily due to lower gasoline prices. Continued high unemployment and the credit crisis have also modestly benefited our non-discretionary product categories as customers have focused on maintaining their existing vehicles rather than purchasing new vehicles. These trends, however, have negatively impacted sales in our discretionary product categories like accessories and complementary merchandise, although the rate of decline has moderated since the beginning of fiscal 2010.

We continue to focus on refining and expanding our parts assortment to improve our in stock position, improving execution and the customer experience, utilizing television and radio advertising to communicate our value offerings and growing our rewards program to build customer loyalty and drive repeat business. We believe these efforts are responsible for increased customer traffic in our stores for the thirteen and twenty-six week periods ended July 31, 2010.

RESULTS OF OPERATIONS

The following discussion explains the material changes in our results of operations.

Analysis of Statement of Operations

Thirteen weeks ended July 31, 2010 vs. Thirteen weeks ended August 1, 2009

The following table presents for the periods indicated certain items in the condensed consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	July 31, 2010 (Fiscal 2010)		August 1, 2009 (Fiscal 2009)		Favorable (Unfavorable)

Merchandise sales	80.5%		80.2%		3.6%
Service revenue (1)	19.5		19.8		1.9
Total revenues	100.0		100.0		3.3
Costs of merchandise sales (2)	69.5	(3)	70.3	(3)	(2.4)
Costs of service revenue (2)	89.2	(3)	87.7	(3)	(3.6)
Total costs of revenues	73.4		73.8		(2.7)
Gross profit from merchandise sales	30.5	(3)	29.7	(3)	6.5
Gross profit from service revenue	10.8	(3)	12.3	(3)	(10.3)
Total gross profit	26.6		26.2		4.9
Selling, general and administrative expenses	22.4		22.4		(3.3)
Net gain (loss) from dispositions of assets	0.5		—		NM
Operating profit	4.7		3.8		27.6
Non-operating income	0.1		0.1		15.2
Interest expense	1.3		1.3		(2.7)
Earnings from continuing operations before income taxes	3.5		2.6		39.6
Income tax expense	39.4	(4)	38.4	(4)	(43.1)
Earnings from continuing operations	2.1		1.6		37.4
Discontinued operations, net of tax	—		—		(63.4)
Net Earnings	2.1		1.6		37.0

(1)	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.
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

Total revenue and comparable store sales for the thirteen weeks ended July 31, 2010 increased 3.3% and 1.8%, respectively, as compared to the thirteen weeks ended August 1, 2009. Total revenue for the second quarter of 2010 increased by $15.9 million to $504.9 million from $488.9 million in the second quarter of 2009. The 1.8% increase in comparable store sales consisted of a 2.5% comparable store merchandise sales increase and a 0.7% comparable store service revenue decrease. While our total revenue figures were favorably impacted by the opening of the new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Non-comparable stores contributed an additional $7.0 million of total revenue in the second quarter of 2010 as compared to the second quarter of 2009.

Total merchandise sales increased 3.6%, or $14.1 million, to $406.2 million in the second quarter of fiscal 2010, compared to $392.1 million during the prior year period. Comparable store merchandise sales increased 2.5%, or $9.6 million, as compared to the second quarter of 2009, driven primarily by a higher average transaction amount per customer combined with a slight increase in comparable store customer count. The balance of the increase in merchandise sales was due to the contribution from our new stores. Total service revenue increased 1.9% to $98.7 million from $96.8 million in the prior year period primarily due to the contribution from new stores, which was partially offset by a 0.7% decrease in comparable store service revenue.

In the second quarter of 2010, comparable store customer counts marginally increased as compared to negative comparable store customer counts in the prior year period due to our traffic-driving promotional events and rewards program, and customer receptiveness to our improved in stock position and better store execution. We also experienced a 3.5% increase in sales of our core automotive parts categories which make up approximately 80% of our merchandise sales, which was slightly offset by a 1.4% decrease in sales of our discretionary product categories as compared to the prior year period. We continue to believe that providing a differentiated merchandise assortment, better customer experience, value proposition and innovative marketing will increase sales and customer counts consistently over the long term across all lines of business.

Gross profit from merchandise sales increased by $7.5 million, or 6.5%, to $123.8 million for the second quarter of 2010 from $116.3 million in the second quarter of 2009. Gross profit from merchandise sales increased to 30.5% for the second quarter of 2010 from 29.7% for the second quarter of 2009. Gross profit from merchandise sales for the second quarter of 2010 includes the reversal of inventory accruals of $1.0 million mostly offset by an asset impairment charge of $0.8 million. Excluding these adjustments, gross profit from merchandise sales increased to 30.4% from 29.7% in the prior year period. The increase in gross profit margins was primarily due to an improvement in inventory shrinkage, lower in-bound freight costs and lower defective product expense.

Gross profit from service revenue decreased by $1.2 million, or 10.3%, to $10.7 million for the second quarter of 2010 from $11.9 million in the second quarter of 2009. Gross profit from service revenue decreased to 10.8% from 12.3% for the prior year period. Gross profit from service revenue for the second quarter of 2010 includes an asset impairment charge of $0.2 million. Excluding this adjustment, gross profit from service revenue decreased to 11.1% from 12.3% in the prior year period. The decrease in gross profit was primarily due to higher payroll and occupancy costs (includes such items as rent, utilities and building maintenance), which increased by 80 basis points and 116 basis points, respectively, quarter over quarter, primarily due to adding the new Service & Tire Centers. Excluding the impact of the new Service & Tire Centers (which are still in their ramp up stage for sales but incurring the full fixed expense load), the gross profit from service revenue remained relatively flat quarter over quarter.

Selling, general and administrative expenses, as a percentage of total revenues remained flat at 22.4% in the second quarter of 2010 as compared to the prior year period. Selling, general and administrative expenses increased $3.6 million, or 3.3%, to $113.1 million for the second quarter of 2010 from $109.5 million in the prior year period. The increase was primarily due to higher payroll (primarily retail store payroll) and related expenses of $2.1 million and increased media expense of $1.5 million.

Net gains from the disposition of assets of $2.4 million for the second quarter of 2010 includes $2.3 million in net settlement proceeds from the disposition of a previously closed property.

Interest expense of $6.6 million for the second quarter of 2010 was relatively flat compared to the prior year period.

Our income tax expense for the second quarter of 2010 was $7.0 million, or an effective rate of 39.4%, as compared to an expense of $4.9 million, or an effective rate of 38.4%, for the second quarter of 2009. The annual rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported net earnings of $10.6 million for the second quarter of 2010 as compared to net earnings of $7.7 million in the prior year period. Our basic and diluted earnings per share were $0.20 as compared to $0.15 in the prior year period.

Twenty-six weeks ended July 31, 2010 vs. Twenty-six weeks ended August 1, 2009

The following table presents for the periods indicated certain items in the condensed consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Twenty-six weeks ended	July 31, 2010 (Fiscal 2010)		August 1, 2009 (Fiscal 2009)		Favorable (Unfavorable)

Merchandise sales	80.3%		80.2%		3.2%
Service revenue (1)	19.7		19.8		2.2
Total revenues	100.0		100.0		3.0
Costs of merchandise sales (2)	69.4	(3)	70.5	(3)	(1.7)
Costs of service revenue (2)	88.5	(3)	87.5	(3)	(3.4)
Total costs of revenues	73.2		73.8		(2.1)
Gross profit from merchandise sales	30.6	(3)	29.5	(3)	6.8
Gross profit from service revenue	11.5	(3)	12.5	(3)	(6.1)
Total gross profit	26.8		26.2		5.5
Selling, general and administrative expenses	22.1		22.1		(3.3)
Net gain (loss) from dispositions of assets	0.2		—		NM
Operating profit	4.9		4.1		23.9
Non-operating income	0.1		0.1		27.9
Interest expense	1.3		0.9		(57.7)
Earnings from continuing operations before income taxes	3.7		3.3		15.3
Income tax expense	39.3	(4)	42.3	(4)	(7.1)
Earnings from continuing operations	2.3		1.9		21.3
Discontinued operations, net of tax	—		—		(48.4)
Net Earnings	2.2		1.9		20.9

(1)	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.
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

Total revenue and comparable store sales for the twenty-six weeks ended July 31, 2010 increased 3.0% and 1.6%, respectively, as compared to the twenty-six weeks ended August 1, 2009. The 1.6% increase in comparable store sales consisted of a 2.1% comparable store merchandise sales increase, offset by a 0.3% comparable store service revenue decrease. While our total revenue figures were favorably impacted by the opening of the new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Non-comparable stores contributed an additional $13.7 million of total revenue in the first half of 2010 as compared to the prior year period. Total comparable store sales increased due to growth in customer counts in all three lines of business combined with an increase in the average transaction amount per customer.

Gross profit from merchandise sales increased by $15.8 million, or 6.8%, to $249.2 million for the first half of 2010 from $233.4 million in the first half of 2009. Gross profit from merchandise sales increased to 30.6% from 29.5% for the prior year period. The increase in gross profit margins was primarily due to an improvement in inventory shrinkage, lower in-bound freight costs and lower defective product expense.

Gross profit from service revenue decreased by $1.5 million, or 6.1%, to $22.9 million for the first half of 2010 from $24.4 million in the first half of 2009. Gross profit from service revenue decreased to 11.5% from 12.5% for the prior year period. The decrease in gross profit was primarily due to higher fixed expenses such as occupancy costs (includes such items as rent, utilities and building maintenance), which increased by 106 basis points compared to the prior year period, primarily due to adding the new Service & Tire Centers. Excluding the impact of the new Service & Tire Centers (which are still in their ramp up stage for sales but incurring the full fixed expense load), the gross profit from service revenue increased by 43 basis points period over period.

Selling, general and administrative expenses, as a percentage of total revenues remained flat at 22.1% in the first half of 2010 as compared to the prior year period. Selling, general and administrative expenses increased $7.2 million, or 3.3% over the amount recorded in the first half of 2009. The increase was primarily due to increased media expense of $5.3 million and increased payroll (primarily retail store payroll) and related expenses of $3.4 million, partially offset by lower general liability insurance claims expense of $1.9 million.

Net gains from the disposition of assets of $2.5 million for the first half of 2010 includes $2.3 million in net settlement proceeds from the disposition of a previously closed property.

Interest expense for the first half of 2010 was $13.3 million, an increase of $4.8 million compared to the prior year period. The first half of 2009 included a $6.2 million gain resulting from the retirement of debt. Excluding this gain, interest expense declined by $1.4 million, period over period, due to reduced debt levels.

Our income tax expense for the first half of 2010 was $14.9 million, or an effective rate of 39.3%, as compared to an expense of $13.9 million, or an effective rate of 42.3%, for the first half of 2009. The change was primarily due to the release of valuation reserves on net operating losses at the state level, which resulted from our improved profitability. The annual rate is dependent on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported net earnings of $22.5 million for the first half of 2010 as compared to net earnings of $18.6 million in the prior year period. Our basic and diluted earnings per share were $0.43 as compared to $0.36 in the prior year period.

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

The following table presents the revenues and gross profit for each area of our business:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(Dollar amounts in thousands)	2010	2009	2009	2009

Retail Sales (1)	$268,804	$259,435	$538,511	$523,846
Service Center Revenue (2)	236,051	229,476	476,377	461,553
Total revenues	$504,855	$488,911	$1,014,888	$985,399

Gross profit from Retail Sales (3)	$78,830	$70,746	$158,584	$144,301
Gross profit from Service Center Revenue (3)	55,671	57,444	113,512	113,490
Total gross profit	$134,501	$128,190	$272,096	$257,791

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

CAPITAL AND LIQUIDITY

Our cash requirements arise principally from (1) the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, (2) debt service and (3) contractual obligations. Cash flows realized through the sales of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by operating activities was $57.9 million in the first half of 2010, as compared to $81.6 million in the prior year period. While net earnings increased by $11.7 million (net of non-cash adjustments) in the first half of 2010, cash flow from operating activities decreased from the prior year period primarily due to the $16.2 million inventory reduction we accomplished in the first half of 2009 as we focused on maximizing our inventory investment. Inventory at the end of the current year second quarter remained flat to fiscal 2009 year-end balances despite the need for the inventory investment in our new locations. This is a result of our continued disciplined inventory management including reduced seasonal inventory purchases, inventory lead times and safety stocks. In addition, cash flows from accounts payable declined by $16.9 million primarily due to a shift to our trade payable financing program (shown as cash flows from financing activities on the consolidated statement of cash flows). After taking into consideration changes in the amounts financed under our trade payable program, accounts payable improved by $33.6 million primarily due to increased inventory purchases and the timing of our accounts payable cycle. The ratio of accounts payable to inventory was 45.1% at July 31, 2010, and 41.1% at August 1, 2009.

Cash used in investing activities was $22.8 million for the first half of 2010 as compared to $15.1 million in the prior year period. During the first half of 2010, we sold four properties classified as held for disposal for net proceeds of $2.9 million, of which $0.6 million is included in discontinued operations, and completed one sale leaseback transaction for net proceeds of $1.6 million. During the first half of 2009, we sold three properties classified as assets held for disposal for net proceeds of $2.8 million, of which $1.8 million is reported in discontinued operations. Capital expenditures in the first half of 2010 increased by $9.8 million, to $27.3 million, from $17.5 million for the prior year period. Capital expenditures for the current year were for improvements of our existing stores, offices, distribution centers and for the opening of the new facilities.

Our targeted capital expenditures for fiscal 2010 are $80.0 million. Our fiscal year 2010 capital expenditures include the addition of approximately 30 to 40 new locations and required expenditures for our existing stores, offices and distribution centers. These expenditures are expected to be funded by cash on hand and net cash generated from operating activities. Additional capacity, if needed, exists under our existing line of credit.

In the first half of 2010, cash provided by financing activities was $17.9 million, as compared to cash used in financing of $65.9 million in the prior year period. The $83.9 million improvement was primarily due to increased usage of our trade payable program of $50.5 million. On April 6, 2009, a previously existing program was replaced by a new program funded by various bank participants who have the ability, but not the obligation, to purchase, directly from our vendors, account receivables owed by Pep Boys. This transition temporarily resulted in a net reduction in our trade payable financing program of $29.3 million in the prior year period, as vendors typically participating in the legacy financing program were temporarily paid on a customary trade payable cycle until such time as they were able to transition onto the new financing program. In the current year, we increased the availability under this new financing program to $75.0 million from $50.0 million. As of July 31, 2010, January 30, 2010 and August 1, 2009, we had an outstanding balance of $55.3 million, $34.1 million and $2.6 million, respectively, (classified as trade payable program liability on the condensed consolidated balance sheet) under our vendor financing programs. Additionally, in the first half of 2009, we repurchased $17.0 million of our outstanding 7.5% Senior Subordinated Notes for $10.7 million and repaid $22.3 million of borrowings under our revolving credit agreement.

We anticipate that cash on hand and cash generated by operating activities will exceed our expected cash requirements in fiscal year 2010. In addition, we expect to have excess availability under our existing revolving credit agreement during the entirety of fiscal year 2010. As of July 31, 2010, we had zero drawn on our revolving credit facility and maintained undrawn availability of $128.3 million.

Our working capital was $234.4 million and $205.5 million at July 31, 2010 and January 30, 2010, respectively. Our long-term debt, as a percentage of our total capitalization, was 39.7% and 40.9% at July 31, 2010 and January 30, 2010, respectively.

NEW ACCOUNTING STANDARDS

In October 2009, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) 2009-13 “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force,” (“ASU 2009-13”). This update eliminates the residual method of allocation and requires that consideration be allocated to all deliverables using the relative selling price method. ASU 2009-13 is effective for material revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not believe the adoption of ASU 2009-13 will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements — Improving Disclosures on Fair Value Measurements” (“ASU 2010-06”). This guidance requires new disclosures surrounding transfers in and out of level 1 or 2 in the fair value hierarchy and also requires that in the reconciliation of level 3 inputs, the entity should report separately information on purchases, sales, issuances or settlements. The increased disclosures should be reported for each class of assets or liabilities. ASU 2010-06 also clarifies existing disclosures for the level of disaggregating, disclosures about valuation techniques and inputs used to determine level 2 or 3 fair value measurements and includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances or settlements in the roll forward activity for level 3 fair value measurements which are effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 for requirements effective December 15, 2009 did not have a material impact on the Company’s consolidated financial statements. The Company does not believe the adoption of those requirements of ASU 2010-06 which are effective for periods beginning after December 15, 2010 will have a material impact on its consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is due to changes in interest rates. Pursuant to the terms of our Revolving Credit Agreement, changes in LIBOR or the Prime Rate could affect the rates at which we could borrow funds thereunder. At July 31, 2010 we had no borrowings under this facility. Additionally, we have a $149.2 million Senior Secured Term Loan that bears interest at three month LIBOR plus 2.0%.

We have an interest rate swap for a notional amount of $145.0 million, which is designated as a cash flow hedge on our Senior Secured Term Loan. We also have a fuel hedge which is intended to maintain a fixed price for retail gasoline through the January 31, 2011. This is also designated as a cash flow hedge. We record the effective portion of the changes in fair value through accumulated other comprehensive loss.

The fair value of the derivatives was $19.0 million and $16.4 million payable at July 31, 2010 and January 30, 2010, respectively. Of the $2.5 million increase in fair value during the twenty-six weeks ended July 31, 2010, $1.6 million net of tax was recorded to accumulated other comprehensive loss on the condensed consolidated balance sheet.

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

Item 5.  Other Information

None.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In September 2006, the United States Environmental Protection Agency (“EPA”) requested certain information from the Company as part of an investigation to determine whether the Company had violated, and is in violation of, the Clean Air Act and its non-road engine regulations. The information requested concerned certain generator and personal transportation merchandise offered for sale by the Company. In the fourth quarter of fiscal 2008, the EPA informed the Company that it believed that the Company had violated the Clean Air Act by virtue of the fact that certain of this merchandise did not conform to their corresponding EPA Certificates of Conformity. During the third quarter of fiscal 2009, the Company and the EPA reached a settlement in principle of this matter requiring that the Company (i) pay a monetary penalty of $5.0 million, (ii) take certain corrective action with respect to certain inventory that had been restricted from sale during the course of the investigation, (iii) implement a formal compliance program and (iv) participate in certain non-monetary emission offset activities. The Company had previously accrued an amount equal to the agreed upon civil penalty and a $3.0 million contingency accrual with respect to the restricted inventory. During fiscal 2009, the Company reversed $2.0 million of the inventory accrual as a portion of the subject inventory was released for sale. During the second quarter of fiscal 2010, the Company reversed the remaining $1.0 million of the inventory accrual as the Company reached an agreement with the merchandise vendor to cover the entire cost of retrofitting a portion of the remaining subject merchandise and to accept the balance of the subject inventory for return for full credit. During the second quarter of fiscal 2010, the formal settlement agreement between the Company and the EPA became effective and the Company paid the monetary penalty.

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

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date:	September 8, 2010	by:	/s/ Raymond L. Arthur

Raymond L. Arthur
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002