Form 10-Q
period 2010-10-30
PEP BOYS MANNY MOE & JACK
filed 2010-12-07
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 30, 2010

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

As of  November 26, 2010, there were 52,521,080 shares of the registrant’s Common Stock outstanding.

Index

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – October 30, 2010 and January 30, 2010	3

	Condensed Consolidated Statements of Operations and Changes in Retained Earnings - Thirteen and Thirty-nine Weeks Ended October 30, 2010 and October 31, 2009	4

	Condensed Consolidated Statements of Cash Flows – Thirty-nine Weeks Ended October 30, 2010 and October 31, 2009	5

	Notes to the Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

Item 5.	Other Information	28

PART II - OTHER INFORMATION		28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	(Removed and Reserved)	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

SIGNATURES		31

INDEX TO EXHIBITS		32

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

UNAUDITED

	October 30, 2010	January 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$107,253	$39,326
Accounts receivable, less allowance for uncollectible accounts of $1,593 and $1,488	20,469	22,983
Merchandise inventories	568,592	559,118
Prepaid expenses	16,647	24,784
Other current assets	48,350	65,428
Assets held for disposal	1,378	4,438
Total current assets	762,689	716,077

Property and equipment - net	691,833	706,450
Deferred income taxes	54,461	58,171
Other long-term assets	22,017	18,388
Total assets	$1,531,000	$1,499,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$207,838	$202,974
Trade payable program liability	57,017	34,099
Accrued expenses	224,262	242,416
Deferred income taxes	37,461	29,984
Current maturities of long-term debt	1,079	1,079
Total current liabilities	527,657	510,552

Long-term debt less current maturities	305,392	306,201
Other long-term liabilities	73,127	73,933
Deferred gain from asset sales	156,026	165,105

Stockholders’ equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	294,781	293,810
Retained earnings	397,100	374,836
Accumulated other comprehensive loss	(18,720)	(17,691)
Less cost of shares in treasury – 16,041,930 shares and 16,164,074 shares	272,920	276,217
Total stockholders’ equity	468,798	443,295
Total liabilities and stockholders’ equity	$1,531,000	$1,499,086

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND CHANGES IN RETAINED EARNINGS

(dollar amounts in thousands, except per share amounts)

UNAUDITED

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Merchandise sales	$398,368	$378,860	$1,213,736	$1,169,108
Service revenue	97,996	93,783	297,516	288,934
Total revenues	496,364	472,643	1,511,252	1,458,042
Costs of merchandise sales	279,690	269,604	845,848	826,429
Costs of service revenue	90,818	84,770	267,452	255,553
Total costs of revenues	370,508	354,374	1,113,300	1,081,982
Gross profit from merchandise sales	118,678	109,256	367,888	342,679
Gross profit from service revenue	7,178	9,013	30,064	33,381
Total gross profit	125,856	118,269	397,952	376,060
Selling, general and administrative expenses	110,840	109,545	335,580	327,080
Net gain from dispositions of assets	109	1,332	2,603	1,319
Operating profit	15,125	10,056	64,975	50,299
Non-operating income	650	724	1,855	1,666
Interest expense	6,630	6,922	19,881	15,324
Earnings from continuing operations before income taxes and discontinued operations	9,145	3,858	46,949	36,641
Income tax expense	3,471	1,501	18,316	15,363
Earnings from continuing operations before discontinued operations	5,674	2,357	28,633	21,278
Income (loss) from discontinued operations, net of tax	44	(233)	(367)	(510)
Net earnings	5,718	2,124	28,266	20,768

Retained earnings, beginning of period	393,245	373,963	374,836	358,670
Cash dividends	(1,581)	(1,557)	(4,741)	(4,709)
Dividend reinvested and other	(282)	(69)	(1,261)	(268)
Retained earnings, end of period	$397,100	$374,461	$397,100	$374,461

Basic earnings per share:
Earnings from continuing operations before discontinued operations	$0.11	$0.05	$0.54	$0.41
Loss from discontinued operations, net of tax	—	(0.01)	(0.01)	(0.01)
Basic earnings per share	$0.11	$0.04	$0.53	$0.40

Diluted earnings per share:
Earnings from continuing operations before discontinued operations	$0.11	$0.04	$0.54	$0.40
Loss from discontinued operations, net of tax	—	—	(0.01)	—
Diluted earnings per share	$0.11	$0.04	$0.53	$0.40

Cash dividends per share	$0.03	$0.03	$0.09	$0.09

See notes to condensed consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

UNAUDITED

Thirty-nine weeks ended	October 30, 2010	October 31, 2009

Cash flows from operating activities:
Net earnings	$28,266	$20,768
Adjustments to reconcile net earnings to net cash provided by continuing operations:
Loss from discontinued operations, net of tax	367	510
Depreciation and amortization	55,260	53,248
Amortization of deferred gain from asset sales	(9,451)	(9,186)
Stock compensation expense	2,748	1,930
Gain on debt retirement	—	(6,248)
Deferred income taxes	11,795	7,270
Net gain from disposition of assets	(2,603)	(1,319)
Loss from asset impairment	970	3,117
Other	52	267
Changes in operating assets and liabilities:
Decrease in accounts receivable, prepaid expenses and other	29,382	33,241
Increase in merchandise inventories	(9,474)	(5,806)
Increase in accounts payable	4,864	6,455
Decrease in accrued expenses	(17,993)	(23,922)
(Decrease) increase in other long-term liabilities	(2,122)	2,230
Net cash provided by continuing operations	92,061	82,555
Net cash used in discontinued operations	(1,263)	(594)
Net cash provided by operating activities	90,798	81,961

Cash flows from investing activities:
Cash paid for property and equipment	(42,976)	(27,775)
Proceeds from dispositions of assets	6,713	12,093
Acquisition of Florida Tire Inc.	(144)	(2,610)
Collateral investment	(5,000)	—
Other	—	(500)
Net cash used in continuing operations	(41,407)	(18,792)
Net cash provided by discontinued operations	569	1,762
Net cash used in investing activities	(40,838)	(17,030)

Cash flows from financing activities:
Borrowings under line of credit agreements	20,482	244,011
Payments under line of credit agreements	(20,482)	(267,873)
Borrowings on trade payable program liability	247,346	122,914
Payments on trade payable program liability	(224,428)	(128,385)
Debt payments	(809)	(11,720)
Dividends paid	(4,741)	(4,709)
Other	599	342
Net cash provided by (used in) financing activities	17,967	(45,420)
Net increase in cash and cash equivalents	67,927	19,511
Cash and cash equivalents at beginning of period	39,326	21,332
Cash and cash equivalents at end of period	$107,253	$40,843

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$882	$4,046
Cash paid for interest	$14,412	$15,492
Accrued purchases of property and equipment	$1,280	$1,575

See notes to condensed consolidated financial statements

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The Pep Boys — Manny, Moe & Jack and subsidiaries (the “Company”) consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the Company’s financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, costs and expenses, as well as the disclosure of contingent assets and liabilities and other related disclosures. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of the Company’s assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and the Company includes any revisions to its estimates in the results for the period in which the actual amounts become known.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements.” It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010. The results of operations for the thirty-nine weeks ended October 30, 2010 are not necessarily indicative of the operating results for the full fiscal year.

The condensed consolidated financial statements presented herein are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of October 30, 2010 and for all periods presented have been made.

The Company’s fiscal year ends on the Saturday nearest January 31. Accordingly, references to fiscal years 2010 and 2009 refer to the year ending January 29, 2011 and the year ended January 30, 2010, respectively.

NOTE 2. New Accounting Standards

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force,” (“ASU 2009-13”). This update eliminates the residual method of allocation and requires that consideration be allocated to all deliverables using the relative selling price method. ASU 2009-13 is effective for material revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not believe the adoption of ASU 2009-13 will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements — Improving Disclosures on Fair Value Measurements” (“ASU 2010-06”). This guidance requires new disclosures surrounding transfers in and out of level 1 or 2 in the fair value hierarchy and also requires that the reconciliation of level 3 inputs includes separately reported information on purchases, sales, issuances and settlements. The increased disclosures should be reported for each class of assets or liabilities. ASU 2010-06 also clarifies existing disclosures for the level of disaggregating, disclosures about valuation techniques and inputs used to determine level 2 or 3 fair value measurements and includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances or settlements in the roll forward activity for level 3 fair value measurements which are effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 for requirements effective December 15, 2009 did not have a material impact on the Company’s consolidated financial statements. The Company does not believe the adoption of those requirements of ASU 2010-06 which are effective for periods beginning after December 15, 2010 will have a material impact on its consolidated financial statements.

NOTE 3. Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (“FIFO”) method of costing inventory had been used by the Company, inventory would have been $497.4 million and $482.0 million as of October 30, 2010 and January 30, 2010, respectively.

The Company provides for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program, and also records adjustments for potentially excess and obsolete inventories based on current inventory levels, the historical analysis of product sales and current market conditions. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company records adjustments when less than full credit is expected from a vendor or when market is lower than recorded costs. These adjustments are reviewed on a quarterly basis for adequacy. The Company’s inventory adjustments for these matters were $10.7 million and $13.0 million at October 30, 2010 and January 30, 2010, respectively.

NOTE 4. Property and Equipment

The Company’s property and equipment as of October 30, 2010 and January 30, 2010 was as follows:

(dollar amounts in thousands)	October 30, 2010	January 30, 2010

Property and equipment
Land	$203,838	$204,709
Buildings and improvements	839,058	826,804
Furniture, fixtures and equipment	698,127	695,072
Construction in progress	2,315	1,550
Accumulated depreciation and amortization	(1,051,505)	(1,021,685)
Property and equipment – net	$691,833	$706,450

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

The reserve for warranty cost activity for the thirty-nine weeks ended October 30, 2010 and the fifty-two weeks ended January 30, 2010 is as follows:

(dollar amounts in thousands)	October 30, 2010	January 30, 2010
Beginning balance	$694	$797

Additions related to current period sales	9,136	15,572

Warranty costs incurred in current period	(9,157)	(15,675)

Ending balance	$673	$694

NOTE 6. Debt and Financing Arrangements

The following are the components of debt and financing arrangements:

(dollar amounts in thousands)	October 30, 2010	January 30, 2010
7.50% Senior Subordinated Notes, due December 2014	$157,565	$157,565
Senior Secured Term Loan, due October 2013	148,906	149,715
Revolving Credit Agreement, expiring January 2014	—	—
	306,471	307,280
Less current maturities	1,079	1,079
Long-term debt, less current maturities	$305,392	$306,201

During the first quarter of fiscal 2009, the Company repurchased $17.0 million of its outstanding 7.50% Senior Subordinated Notes (the “Notes”) for $10.7 million resulting in a gain of $6.2 million which is reflected in interest expense on the accompanying condensed consolidated statements of operations and changes in retained earnings.

As of October 30, 2010, 126 of the Company’s 231 owned stores were used as collateral under the Company’s Senior Secured Term Loan due October 2013.

The Company’s ability to borrow under its $300.0 million Revolving Credit Agreement is based on a specific borrowing base consisting of inventory and accounts receivable. The interest rate on this credit line is LIBOR or Prime plus 2.75% to 3.25% based upon the then current availability under the facility. As of October 30, 2010, there were no outstanding borrowings under this agreement and $107.9 million of availability was utilized to support outstanding letters of credit. Taking this into account and the borrowing base requirements, as of October 30, 2010, there was $139.5 million of availability remaining.

Several of the Company’s debt agreements require compliance with covenants. The most restrictive of these requirements is contained in the Company’s Revolving Credit Agreement. During any period when the availability under the Revolving Credit Agreement drops below the greater of $50.0 million or 17.5% of the borrowing base, the Company is required to maintain a consolidated fixed charge coverage ratio of at least 1.1:1.0, calculated as the ratio of (a) EBITDA (net income plus interest charges, provision for taxes, depreciation and amortization expense, non-cash stock compensation expenses and other non-recurring, non-cash items) minus capital expenditures and income taxes paid to (b) the sum of debt service charges and restricted payments made. The failure to satisfy this covenant would constitute an event of default under the Revolving Credit Agreement, which would result in a cross-default under the Company’s Notes and Senior Secured Term Loan. As of October 30, 2010, the Company was in compliance with all such financial covenants.

Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt including current maturities was $301.2 million and $290.8 million as of October 30, 2010 and January 30, 2010, respectively.

During the third quarter of 2010, the Company invested $5.0 million in a restricted account as collateral for its retained liabilities included within existing insurance programs in lieu of a previously outstanding letter of credit. The collateral investment is included in other long term assets on the condensed consolidated balance sheet.

NOTE 7. Sale-Leaseback Transactions

During the thirty-nine weeks ended October 30, 2010, the Company sold one property to an unrelated third party. Net proceeds from this sale were $1.6 million. Concurrent with this sale, the Company entered into an agreement to lease the property back from the purchaser over a minimum lease term of 15 years. The Company classified this lease as an operating lease. The Company actively uses this property and considers the lease as a normal leaseback. A deferred gain of $0.4 million is being recognized over the minimum term of the lease. No sale leaseback transactions were completed during the thirteen weeks ended October 30, 2010.

During the thirteen and thirty-nine weeks ended October 31, 2009, the Company sold three properties to unrelated third parties. Net proceeds from these sales were $11.0 million. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over minimum lease terms of 15 years. The Company classified these leases as operating leases. The Company actively uses these properties and considers the leases as normal leasebacks. A $1.4 million gain on the sale of these properties was recognized immediately upon execution of the sale and a $6.5 million gain was deferred. The deferred gain is being recognized over the minimum term of these leases.

The Company operated 602 store locations at October 30, 2010, of which 231 were owned and 371 were leased.

NOTE 8. Income Taxes

The Company recognizes taxes payable for the current year, as well as deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. To the extent the Company believes it is more likely than not that the asset will not be recoverable, a valuation allowance must be established. All available evidence, both positive and negative is considered to determine whether based on the weight of that evidence, a valuation allowance is needed. To establish this positive evidence, the Company considers future projections of income and various tax planning strategies for generating income sufficient to utilize the deferred tax assets. Based on its improved profitability, the Company released $2.2 million of valuation allowance relating to certain unitary state net operating loss carryforwards and credits during the thirty-nine weeks ended October 30, 2010.

For income tax benefits related to uncertain tax positions to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. During the thirteen and thirty-nine weeks ended October 30, 2010, the Company did not have a material change to its uncertain tax position liabilities. During the thirteen weeks ended October 31, 2009, the Company reduced its uncertain tax position liabilities by approximately $0.6 million, of which $0.2 million was interest, and during the thirty-nine weeks ended October 31, 2009, the Company reduced its uncertain tax position liabilities by $1.4 million, of which $0.7 million was interest. These reductions related to settlement of previously established liabilities with the applicable taxing authorities.

NOTE 9. Accumulated Other Comprehensive Loss

The following are the components of other comprehensive income:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(dollar amounts in thousands)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net earnings	$5,718	$2,124	$28,266	$20,768
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustment	264	280	794	840
Derivative financial instrument adjustment	(226)	(542)	(1,823)	496
Comprehensive income	$5,756	$1,862	$27,237	$22,104

The components of accumulated other comprehensive loss are:

(dollar amounts in thousands)	October 30, 2010	January 30, 2010

Defined benefit plan adjustment, net of tax	$(6,364)	$(7,158)
Derivative financial instrument adjustment, net of tax	(12,356)	(10,533)
Accumulated other comprehensive loss	$(18,720)	$(17,691)

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

During the second quarter of fiscal 2010, the Company recorded an $0.8 million impairment charge related to two stores classified as held and used. The Company used a probability-weighted approach and estimates of expected future cash flows to determine the fair value of these stores. Discount and growth rate assumptions were derived from current economic conditions, management’s expectations and projected trends of current operating results. The fair market value estimate is classified as a Level 3 measure within the fair value hierarchy. Of the $0.8 million impairment charge, $0.6 million was charged to cost of merchandise sales, and $0.2 million was charged to cost of service revenues.

During the second quarter of fiscal 2010, the Company also recorded a $0.2 million impairment charge related to a store classified as held for disposal. The Company lowered its selling price reflecting declines in the commercial real estate market. The fair market value of the store is classified as a Level 2 measure within the fair value hierarchy. Substantially all of this impairment was charged to cost of merchandise sales.

During the thirteen week period ended October 30, 2010, the Company sold one store classified as held for disposal for net proceeds of $0.6 million and recognized a net gain of $0.2 million. During the thirteen week period ended October 31, 2009, the Company did not sell any stores classified as held for disposal. During the thirty-nine week period ended October 30, 2010, the Company sold five stores classified as held for disposal for net proceeds of $3.5 million and recognized a net gain of $0.5 million. During the thirty-nine week period ended October 31, 2009, the Company sold three stores that were classified as held for disposal for net proceeds of $2.8 million and recognized a net gain of $0.1 million. In the third quarter of 2009, the Company recorded an impairment charge of $3.3 million on the then remaining stores classified as held for disposal reflecting further declines in the real estate market for vacant properties. The fair market value of the stores is classified as a Level 2 measure within the fair value hierarchy. Of the entire $3.3 million impairment, $2.5 million was charged to cost of merchandise sales, $0.7 million was charged to cost of service revenues and $0.2 million was charged to discontinued operations.

Assets held for disposal are as follows:

(dollar amounts in thousands)	October 30, 2010	January 30, 2010

Land	$949	$2,980
Buildings and improvements	1,870	5,453
Accumulated depreciation and amortization	(1,441)	(3,995)
Property and equipment - net	$1,378	$4,438
Number of properties	3	8

In addition to the above stores, the Company reached a settlement agreement during the second quarter of 2010 on a previously closed store for $2.8 million, resulting in a net gain from the disposition of assets of $2.1 million.

NOTE 11. Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share for earnings from continuing operations and net earnings:

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share amounts)		October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

(a)	Earnings from continuing operations	$5,674	$2,357	$28,633	$21,278

	Income (loss) from discontinued operations, net of tax	44	(233)	(367)	(510)

	Net earnings	$5,718	$2,124	$28,266	$20,768

(b)	Basic average number of common shares outstanding during period	52,717	52,419	52,637	52,379

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	447	367	434	242

(c)	Diluted average number of common shares assumed outstanding during period	53,164	52,786	53,071	52,621

	Basic earnings per share:
	Earnings from continuing operations (a/b)	$0.11	$0.05	$0.54	$0.41
	Discontinued operations, net of tax	—	(0.01)	(0.01)	(0.01)
	Basic earnings per share	$0.11	$0.04	$0.53	$0.40

	Diluted earnings per share:
	Net earnings from continuing operations (a/c)	$0.11	$0.04	$0.54	$0.40
	Discontinued operations, net of tax	—	—	(0.01)	—
	Diluted earnings per share	$0.11	$0.04	$0.53	$0.40

At October 30, 2010 and October 31, 2009, respectively, there were 2,321,000 and 1,949,000 outstanding options and restricted stock units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total numbers of such shares excluded from the diluted earnings per share calculation are 1,059,000 and 901,000 for the thirteen weeks ended October 30, 2010 and October 31, 2009, respectively. The total number of such shares excluded from the diluted earnings per share calculation are 1,078,000 and 1,203,000 for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively.

NOTE 12. Benefit Plans

The Company has a qualified 401(k) savings plan and a separate plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company’s expense related to the savings plans was approximately $0.9 million and $0.6 million for the thirteen weeks ended October 30, 2010 and October 31, 2009, respectively and approximately $2.5 million and $2.4 million for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively. The Company also maintains a non-qualified defined contribution Supplemental Executive Retirement Plan (the “Account Plan”) for key employees designated by the Board of Directors. The Company’s expense for the Account Plan was approximately $0.3 million and $0.2 million for the thirteen weeks ended October 30, 2010 and October 31, 2009, respectively and approximately $1.0 million and $0.7 million for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively. The Company’s contribution to these plans for fiscal 2010 is contingent upon meeting certain performance metrics. The Company currently estimates that these performance metrics will be achieved and has recorded expense accordingly.

The Company also has a frozen defined benefit pension plan covering the Company’s full-time employees hired on or before February 1, 1992. The Company’s expense for its pension plan follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(dollar amounts in thousands)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Interest cost	640	635	1,920	1,904
Expected return on plan assets	(538)	(451)	(1,613)	(1,353)
Amortization of prior service cost	—	3	—	10
Amortization of net loss	421	442	1,264	1,326
Net periodic benefit cost	$523	$629	$1,571	$1,887

The defined benefit pension plan is subject to minimum funding requirements of the Employee Retirement Income Security Act of 1974 as amended. While the Company has no minimum funding requirement during fiscal 2010, it made a $5.0 million discretionary contribution to the defined benefit pension plan on October 22, 2010.

NOTE 13. Equity Compensation Plans

The Company has stock-based compensation plans, under which it grants stock options and restricted stock units to key employees and members of its Board of Directors. The Company generally recognizes compensation expense on a straight-line basis over the vesting period.

The following table summarizes the options under the Company’s plan:

Number of Shares
Outstanding — January 30, 2010	1,682,325
Granted	303,556
Exercised	(38,738)
Forfeited	(26,477)
Expired	(29,142)
Outstanding — October 30, 2010	1,891,524

During the thirty-nine weeks ended October 30, 2010 and October 31, 2009, the Company granted approximately 303,500 and 948,000 stock options with a weighted average grant date fair value of $4.26 and $2.10, respectively. These options have a seven year term and vest over a three year period with a third vesting on each of the three grant date anniversaries. The compensation expense recorded during the thirty-nine weeks ended October 30, 2010 for the options granted during fiscal 2010 was minimal.

Of the options granted in fiscal year 2009, the Company granted 736,000 stock options with a weighted average grant date fair value of $1.69. These options have a seven year term and include both a service and a market appreciation vesting requirement. These options vest over a three year period with a third vesting on each of the three grant date anniversaries, provided the market price of the Company’s stock has appreciated by a certain amount. From the date of grant, the market price of the Company’s stock must have appreciated, for at least 15 consecutive trading days, by $2.00 or more above grant price for 536,000 options and by $6.88 or more above grant price for 200,000 options in order to vest. The Company used a Monte Carlo simulation model to estimate the expected term and is recording the compensation expense over the service period for each separately vesting portion of the options granted. As of October 30, 2010, the market appreciation requirements of both grants have been satisfied.

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

The following are the weighted-average assumptions:

	October 30, 2010	October 31, 2009
Dividend yield	1.4%	2.3%
Expected volatility	55.7%	65.2%
Risk-free interest rate range:
High	2.0%	2.3%
Low	1.7%	1.6%
Ranges of expected lives in years	4 - 5	4 - 5

Restricted Stock Units

In the third quarter of fiscal 2010, the Company did not grant any restricted stock units.

In the second quarter of fiscal 2010, the Company granted approximately 52,000 restricted stock units to its non-employee directors of the Board that vested immediately. The fair value was $9.55 per unit and the Company recognized compensation expense of approximately $0.5 million for these restricted stock units.

In the first quarter of fiscal 2010, the Company granted approximately 105,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves certain financial targets for fiscal year 2012. The number of underlying shares that may be issued upon vesting will range from 0% to 150%, depending upon the Company achieving the financial targets in fiscal year 2012. The fair value for these awards was $10.34 at the date of the grant. The compensation expense recorded during the thirty-nine weeks ended October 30, 2010 for these restricted stock units was minimal.

In the first quarter of fiscal 2010, the Company also granted approximately 52,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a market condition in fiscal 2012. The number of underlying shares that may become exercisable will range from 0% to 175% depending upon whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $12.99 grant date fair value. The compensation expense recorded during the thirty-nine weeks ended October 30, 2010 for these restricted stock units was minimal.

In the first quarter of fiscal 2010, the Company granted approximately 61,000 restricted stock units related to officer’s deferred bonus match under the Company’s non-qualified deferred compensation plan, which vest over a three year period. The following table summarizes the units under the Company’s plan, assuming maximum vesting of underlying shares for the performance and market based awards described above:

Number of RSUs
Nonvested — January 30, 2010	232,593
Granted	362,283
Forfeited	(13,588)
Vested	(151,676)
Nonvested — October 30, 2010	429,612

NOTE 14. Fair Value Measurements and Derivatives

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

The following table provides information by level for assets and liabilities that are measured at fair value, on a recurring basis:

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	October 30, 2010	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$107,253	$107,253
Collateral investments (a)	$5,000	$5,000

Liabilities:
Current liabilities
Derivative liability (b)	$28		$28
Contingent consideration (b)	$144			$144
Other liabilities
Derivative liability (c)	$19,388		$19,388
Contingent consideration (c)	$1,340			$1,340

(a)          Included in other long-term assets

(b)         included in accrued liabilities

(c)          included in other long-term liabilities

The Company has one interest rate swap designated as a cash flow hedge on $145.0 million of the Company’s Senior Secured Term Loan that is due in October 2013. The swap is used to minimize interest rate exposure and overall interest costs by converting the variable component of the total interest rate to a fixed rate of 5.036%. Since February 1, 2008, this swap was deemed to be fully effective and all adjustments in the interest rate swap’s fair value have been recorded to accumulated other comprehensive loss.

The table below shows the effect of the Company’s interest rate swap on the condensed consolidated financial statements for the periods indicated:

(dollar amounts in thousands)	Amount of Loss in Other Comprehensive Income (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion) (a)
Thirteen weeks ended October 30, 2010	$(256)	Interest expense	$(1,721)
Thirty-nine weeks ended October 30, 2010	$(1,877)	Interest expense	$(5,169)

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

The fair value of the derivatives was $19.4 million and $16.4 million payable at October 30, 2010 and January 30, 2010, respectively. Of the $3.0 million increase in the fair value during the thirty-nine weeks ended October 30, 2010, $1.9 million net of tax was recorded to accumulated other comprehensive loss on the condensed consolidated balance sheet.

Non-financial assets measured at fair value on a non-recurring basis:

Certain assets are measured at fair value on a non-recurring basis, that is, the assets are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment. These measures of fair value, and related inputs, are considered level 2 or level 3 measures under the fair value hierarchy.

NOTE 15. Legal Matters

In the fourth quarter of fiscal 2008, the United States Environmental Protection Agency (“EPA”) informed the Company that it believed that the Company had violated the Clean Air Act by virtue of the fact that certain of this merchandise did not conform to their corresponding EPA Certificates of Conformity. During the third quarter of fiscal 2009, the Company and the EPA reached a settlement in principle of this matter requiring that the Company (i) pay a monetary penalty of $5.0 million, (ii) take certain corrective action with respect to certain inventory that had been restricted from sale during the course of the investigation, (iii) implement a formal compliance program and (iv) participate in certain non-monetary emission offset activities. The Company had previously accrued an amount equal to the agreed upon civil penalty and a $3.0 million contingency accrual with respect to the restricted inventory. During fiscal 2009, the Company reversed $2.0 million of the inventory accrual as a portion of the subject inventory was released for sale. During the second quarter of fiscal 2010, the Company reversed the remaining $1.0 million of the inventory accrual as the Company reached an agreement with the merchandise vendor to cover the entire cost of retrofitting a portion of the remaining subject merchandise and to accept the balance of the subject inventory for return for full credit. During the second quarter of fiscal 2010, the formal settlement agreement between the Company and the EPA became effective and the Company paid the monetary penalty.

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

The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of October 30, 2010 and January 30, 2010 and the related condensed consolidating statements of operations for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009 and condensed consolidating statements of cash flows for the thirty-nine weeks ended October 30, 2010 and October 31, 2009 for (i) the Company (“Pep Boys”) on a parent only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Subsidiary Guarantors on a combined basis including the consolidation by PBY Corporation of its wholly owned subsidiary, The Pep Boys Manny Moe & Jack of California, (iii) the subsidiary of the Company that does not guarantee the Notes, and (iv) the Company on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

As of October 30, 2010	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$55,772	$41,441	$10,040	$—	$107,253
Accounts receivable, net	9,288	11,181	—	—	20,469
Merchandise inventories	195,180	373,412	—	—	568,592
Prepaid expenses	6,078	7,621	2,978	(30)	16,647
Other current assets	974	2,662	52,776	(8,062)	48,350
Assets held for disposal	903	475	—	—	1,378
Total current assets	268,195	436,792	65,794	(8,092)	762,689
Property and equipment—net	232,033	447,825	31,033	(19,058)	691,833
Investment in subsidiaries	1,806,873	—	—	(1,806,873)	—
Intercompany receivables	—	1,089,934	62,075	(1,152,009)	—
Deferred income taxes	7,457	47,004	—	—	54,461
Other long-term assets	20,785	1,232	—	—	22,017
Total assets	$2,335,343	$2,022,787	$158,902	$(2,986,032)	$1,531,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$207,838	$—	$—	$—	$207,838
Trade payable program liability	57,017	—	—	—	57,017
Accrued expenses	30,485	64,559	131,910	(2,692)	224,262
Deferred income taxes	10,423	32,438	—	(5,400)	37,461
Current maturities of long-term debt	1,079	—	—	—	1,079
Total current liabilities	306,842	96,997	131,910	(8,092)	527,657
Long-term debt less current maturities	305,392	—	—	—	305,392
Other long-term liabilities	35,728	37,399	—	—	73,127
Deferred gain from asset sales	66,574	108,510	—	(19,058)	156,026
Intercompany liabilities	1,152,009	—	—	(1,152,009)	—
Total stockholders’ equity	468,798	1,779,881	26,992	(1,806,873)	468,798
Total liabilities and stockholders’ equity	$2,335,343	$2,022,787	$158,902	$(2,986,032)	$1,531,000

As of January 30, 2010	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,844	$10,279	$3,203	$—	$39,326
Accounts receivable, net	13,032	9,951	—	—	22,983
Merchandise inventories	195,314	363,804	—	—	559,118
Prepaid expenses	12,607	15,070	14,255	(17,148)	24,784
Other current assets	1,101	2,667	67,038	(5,378)	65,428
Assets held for disposal	1,045	3,393	—	—	4,438
Total current assets	248,943	405,164	84,496	(22,526)	716,077
Property and equipment—net	232,115	462,128	31,544	(19,337)	706,450
Investment in subsidiaries	1,755,426	—	—	(1,755,426)	—
Intercompany receivables	—	1,058,132	83,953	(1,142,085)	—
Deferred income taxes	11,200	46,971	—	—	58,171
Other long-term assets	17,566	822	—	—	18,388
Total assets	$2,265,250	$1,973,217	$199,993	$(2,939,374)	$1,499,086
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202,974	$—	$—	$—	$202,974
Trade payable program liability	34,099	—	—	—	34,099
Accrued expenses	24,042	62,106	173,429	(17,161)	242,416
Deferred income taxes	6,626	28,723	—	(5,365)	29,984
Current maturities of long-term debt	1,079	—	—	—	1,079
Total current liabilities	268,820	90,829	173,429	(22,526)	510,552
Long-term debt less current maturities	306,201	—	—	—	306,201
Other long-term liabilities	35,125	38,808	—	—	73,933
Deferred gain from asset sales	69,724	114,718	—	(19,337)	165,105
Intercompany liabilities	1,142,085	—	—	(1,142,085)	—
Total stockholders’ equity	443,295	1,728,862	26,564	(1,755,426)	443,295
Total liabilities and stockholders’ equity	$2,265,250	$1,973,217	$199,993	$(2,939,374)	$1,499,086

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(dollars in thousands)

(unaudited)

		Subsidiary	Subsidiary Non-	Consolidation /
Thirteen Weeks Ended October 30, 2010	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise sales	$135,716	$262,652	$—	$—	$398,368
Service revenue	35,246	62,750	—	—	97,996
Other revenue	—	—	5,736	(5,736)	—
Total revenues	170,962	325,402	5,736	(5,736)	496,364
Costs of merchandise sales	96,266	183,831	—	(407)	279,690
Costs of service revenue	31,960	58,896	—	(38)	90,818
Costs of other revenue	—	—	5,067	(5,067)	—
Total costs of revenues	128,226	242,727	5,067	(5,512)	370,508
Gross profit from merchandise sales	39,450	78,821	—	407	118,678
Gross profit from service revenue	3,286	3,854	—	38	7,178
Gross profit from other revenue	—	—	669	(669)	—
Total gross profit	42,736	82,675	669	(224)	125,856
Selling, general and administrative expenses	37,672	73,920	88	(840)	110,840
Net gain from dispositions of assets	(105)	214	—	—	109
Operating profit	4,959	8,969	581	616	15,125
Non-operating (expense) income	(4,120)	21,206	617	(17,053)	650
Interest expense (income)	16,824	6,759	(516)	(16,437)	6,630
(Loss) earnings from continuing operations before income taxes	(15,985)	23,416	1,714	—	9,145
Income tax (benefit) expense	(6,173)	8,979	665	—	3,471
Equity in earnings of subsidiaries	15,517	—	—	(15,517)	—
Net earnings from continuing operations	5,705	14,437	1,049	(15,517)	5,674
Discontinued operations, net of tax	13	31	—	—	44
Net earnings	$5,718	$14,468	$1,049	$(15,517)	$5,718

		Subsidiary	Subsidiary Non-	Consolidation /
Thirteen Weeks Ended October 31, 2009	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise Sales	$127,689	$251,171	$—	$—	$378,860
Service Revenue	32,813	60,970	—	—	93,783
Other Revenue	—	—	5,723	(5,723)	—
Total Revenues	160,502	312,141	5,723	(5,723)	472,643
Costs of Merchandise Sales	91,008	179,003	—	(407)	269,604
Costs of Service Revenue	28,607	56,201	—	(38)	84,770
Costs of Other Revenue	—	—	4,270	(4,270)	—
Total Costs of Revenues	119,615	235,204	4,270	(4,715)	354,374
Gross Profit from Merchandise Sales	36,681	72,168	—	407	109,256
Gross Profit from Service Revenue	4,206	4,769	—	38	9,013
Gross Profit from Other Revenue	—	—	1,453	(1,453)	—
Total Gross Profit	40,887	76,937	1,453	(1,008)	118,269
Selling, General and Administrative Expenses	39,249	71,841	79	(1,624)	109,545
Net Gain from Dispositions of Assets	877	455	—	—	1,332
Operating Profit	2,515	5,551	1,374	616	10,056
Non-Operating (Expense) Income	(3,650)	21,650	616	(17,892)	724
Interest Expense (Income)	17,280	7,440	(522)	(17,276)	6,922
(Loss) Earnings from Continuing Operations Before Income Taxes	(18,415)	19,761	2,512	—	3,858
Income Tax (Benefit) Expense	(6,760)	7,208	1,053	—	1,501
Equity in Earnings of Subsidiaries	13,791	—	—	(13,791)	—
Net Earnings from Continuing Operations	2,136	12,553	1,459	(13,791)	2,357
Discontinued Operations, Net of Tax	(12)	(221)	—	—	(233)
Net Earnings	$2,124	$12,332	$1,459	$(13,791)	$2,124

		Subsidiary	Subsidiary Non-	Consolidation /
Thirty-nine Weeks Ended October 30, 2010	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise sales	$421,160	$792,576	$—	$—	$1,213,736
Service revenue	107,616	189,900	—	—	297,516
Other revenue	—	—	17,208	(17,208)	—
Total revenues	528,776	982,476	17,208	(17,208)	1,511,252
Costs of merchandise sales	296,773	550,298	—	(1,223)	845,848
Costs of service revenue	94,316	173,250	—	(114)	267,452
Costs of other revenue	—	—	16,628	(16,628)	—
Total costs of revenues	391,089	723,548	16,628	(17,965)	1,113,300
Gross profit from merchandise sales	124,387	242,278	—	1,223	367,888
Gross profit from service revenue	13,300	16,650	—	114	30,064
Gross profit from other revenue	—	—	580	(580)	—
Total gross profit	137,687	258,928	580	757	397,952
Selling, general and administrative expenses	118,983	217,431	258	(1,092)	335,580
Net gain from dispositions of assets	1,975	628	—	—	2,603
Operating profit	20,679	42,125	322	1,849	64,975
Non-operating (expense) income	(12,533)	61,727	1,850	(49,189)	1,855
Interest expense (income)	49,176	19,610	(1,565)	(47,340)	19,881
(Loss) earnings from continuing operations before income taxes	(41,030)	84,242	3,737	—	46,949
Income tax (benefit) expense	(16,029)	32,884	1,461	—	18,316
Equity in earnings of subsidiaries	53,295	—	—	(53,295)	—
Net earnings from continuing operations	28,294	51,358	2,276	(53,295)	28,633
Discontinued operations, net of tax	(28)	(339)	—	—	(367)
Net earnings	$28,266	$51,019	$2,276	$(53,295)	$28,266

		Subsidiary	Subsidiary Non-	Consolidation /
Thirty-nine Weeks Ended October 31, 2009	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated
Merchandise Sales	$397,677	$771,431	$—	$—	$1,169,108
Service Revenue	101,672	187,262	—	—	288,934
Other Revenue	—	—	17,168	(17,168)	—
Total Revenues	499,349	958,693	17,168	(17,168)	1,458,042
Costs of Merchandise Sales	282,482	545,170	—	(1,223)	826,429
Costs of Service Revenue	86,371	169,296	—	(114)	255,553
Costs of Other Revenue	—	—	16,412	(16,412)	—
Total Costs of Revenues	368,853	714,466	16,412	(17,749)	1,081,982
Gross Profit from Merchandise Sales	115,195	226,261	—	1,223	342,679
Gross Profit from Service Revenue	15,301	17,966	—	114	33,381
Gross Profit from Other Revenue	—	—	756	(756)	—
Total Gross Profit	130,496	244,227	756	581	376,060
Selling, General and Administrative Expenses	116,471	211,643	234	(1,268)	327,080
Net Gain from Dispositions of Assets	891	428	—	—	1,319
Operating Profit	14,916	33,012	522	1,849	50,299
Non-Operating (Expense) Income	(11,700)	64,429	1,855	(52,918)	1,666
Interest Expense (Income)	45,680	22,278	(1,565)	(51,069)	15,324
(Loss) Earnings from Continuing Operations Before Income Taxes	(42,464)	75,163	3,942	—	36,641
Income Tax (Benefit) Expense	(17,865)	31,569	1,659	—	15,363
Equity in Earnings of Subsidiaries	45,372	—	—	(45,372)	—
Net Earnings from Continuing Operations	20,773	43,594	2,283	(45,372)	21,278
Discontinued Operations, Net of Tax	(5)	(505)	—	—	(510)
Net Earnings	$20,768	$43,089	$2,283	$(45,372)	$20,768

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

Thirty-nine Weeks Ended October 30, 2010	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Cash flows from operating activities:
Net earnings	$28,266	$51,019	$2,276	$(53,295)	$28,266
Adjustments to reconcile net earnings to net cash (used in) provided by continuing operations	(24,436)	31,651	476	51,447	59,138
Changes in operating assets and liabilities	21,750	(1,148)	(15,945)	—	4,657
Net cash provided by (used in) continuing operations	25,580	81,522	(13,193)	(1,848)	92,061
Net cash used in discontinued operations	(30)	(1,233)	—	—	(1,263)
Net cash provided by (used in) operating activities	25,550	80,289	(13,193)	(1,848)	90,798

Net cash used in continuing operations	(23,593)	(17,814)	—	—	(41,407)
Net cash provided by discontinued operations	—	569	—	—	569
Net cash used in investing activities	(23,593)	(17,245)	—	—	(40,838)

Net cash provided by (used in) financing activities	27,971	(31,882)	20,030	1,848	17,967

Net increase in cash and cash equivalents	29,928	31,162	6,837	—	67,927
Cash and cash equivalents at beginning of period	25,844	10,279	3,203	—	39,326
Cash and cash equivalents at end of period	$55,772	$41,441	$10,040	$—	$107,253

Thirty-Nine Weeks Ended October 31, 2009	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Cash Flows from Operating Activities:
Net Earnings	$20,768	$43,089	$2,283	$(45,372)	$20,768
Adjustments to Reconcile Net Earnings to Net Cash Provided by (Used in) Continuing Operations	(30,554)	35,260	1,360	43,523	49,589
Changes in operating assets and liabilities	29,151	(1,436)	(15,517)	—	12,198
Net cash provided by (used in) continuing operations	19,365	76,913	(11,874)	(1,849)	82,555
Net cash used in discontinued operations	(5)	(589)	—	—	(594)
Net Cash Provided by (Used in) Operating Activities	19,360	76,324	(11,874)	(1,849)	81,961

Net cash used in continuing operations	(11,144)	(7,648)	—	—	(18,792)
Net cash provided by discontinued operations	—	1,762	—	—	1,762
Net Cash Used in Investing Activities	(11,144)	(5,886)	—	—	(17,030)

Net Cash Provided by (Used In) Financing Activities	5,066	(68,097)	15,762	1,849	(45,420)

Net Increase in Cash and Cash Equivalents	13,282	2,341	3,888	—	19,511
Cash and Cash Equivalents at Beginning of Period	12,753	6,393	2,186	—	21,332
Cash and Cash Equivalents at End of Period	$26,035	$8,734	$6,074	$—	$40,843

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis explains the results of operations for the third fiscal quarter and the first nine months of 2010 and 2009 and significant developments affecting our financial condition for the first nine months of 2010. This discussion and analysis should be read in conjunction with the condensed consolidated interim financial statements and the notes to such condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Introduction

The Pep Boys-Manny, Moe & Jack is the only national chain offering automotive service, tires, parts and accessories. This positioning allows us to streamline the distribution channel and pass the savings on to our customers facilitating our vision of being the automotive solutions provider of choice for the value oriented customer. The majority of our stores are in a Supercenter format, which serves both “do-it-for-me” (“DIFM”, which includes service labor, installed merchandise and tires) and “do-it-yourself” (“DIY” or retail) customers with the highest quality service offerings and merchandise. Most of our Supercenters also have a commercial sales program that provides delivery of tires, parts and other products to automotive repair shops and dealers. In 2009, as part of our long-term strategy to lead with automotive service, we began complementing our existing Supercenter store base with Service & Tire Centers. These Service & Tire Centers are designed to capture market share and leverage our existing Supercenter and support infrastructure. We opened 24 Service & Tire Centers in fiscal 2009 and year-to-date in fiscal 2010 we have opened an additional 11 locations. We also opened four new Supercenters including two smaller prototypes (14,000 sq. feet) in fiscal 2010. We are targeting a total of 35 new locations in fiscal 2010 and 55 in fiscal 2011. As of October 30, 2010, we operated 557 Supercenters and 36 Service & Tire Centers, as well as nine legacy Pep Boys Express (retail only) stores throughout 35 states and Puerto Rico.

EXECUTIVE SUMMARY

Net earnings for the third quarter of 2010 were $5.7 million, a $3.6 million improvement over the $2.1 million reported for the third quarter of 2009. The increase in profitability was the result of increased sales across all lines of business and improved total gross profit margins, partially offset by a minimal increase in selling, general and administrative expenses.

Our diluted earnings per share for the third quarter and first nine months of 2010 were $0.11 and $0.53, respectively, an improvement of $0.07 and $0.13 over the $0.04 and $0.40 recorded for the corresponding periods of 2009.

Total revenue increased for the third quarter and first nine months of 2010 by 5.0% and 3.6%, respectively, as compared to the same periods of the prior year. For the third quarter of 2010, comparable store sales (sales generated by locations in operation during the same period) increased by 3.5% compared to an increase of 1.6% for the prior year quarter. This increase in comparable store sales included a 3.9% increase in comparable store merchandise sales and a 1.9% increase in comparable store service revenue. For the first nine months of 2010, our comparable store sales increased by 2.2% compared to a decrease of 0.4% for the prior year period. This increase in comparable store sales included a 2.7% increase in comparable store merchandise sales and a 0.4% increase in comparable store service revenue.

Various economic factors affect both our consumers and our industry. Sales of non-discretionary product categories are primarily impacted by miles driven, which have returned to pre-recession low single-digit growth rates from February 2010 through September 2010 (latest publicly available information), in part due to lower gasoline prices. Given the uncertainty of gasoline prices, we cannot predict whether gasoline prices will increase or decrease in the future, nor can we predict how any future changes in gasoline prices will impact miles driven in future periods. In addition, we believe that continued high unemployment, the recent recession and the credit crisis have also benefited our non-discretionary product categories as customers have focused on maintaining their existing vehicles rather than purchasing new vehicles. However, these same trends have negatively impacted sales in our discretionary product categories like accessories and complementary merchandise, although the rate of decline has moderated significantly since the beginning of fiscal 2010 and were flat in the current year third quarter as compared to the corresponding period of the prior year.

We continue to focus on refining and expanding our parts assortment to improve our in-stock position, improving execution and the customer experience, utilizing television and radio advertising to communicate our value offerings and growing our rewards program to build customer loyalty and drive repeat business. We believe these efforts are responsible for increased customer traffic in our stores in all lines of business for the third quarter and first nine months of 2010.

RESULTS OF OPERATIONS

The following discussion explains the material changes in our results of operations.

Analysis of Statement of Operations

Thirteen weeks ended October 30, 2010 vs. Thirteen weeks ended October 31, 2009

The following table presents for the periods indicated certain items in the condensed consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	October 30, 2010 (Fiscal 2010)		October 31, 2009 (Fiscal 2009)		Favorable (Unfavorable)

Merchandise sales	80.3%		80.2%		5.1%
Service revenue (1)	19.7		19.8		4.5
Total revenues	100.0		100.0		5.0
Costs of merchandise sales (2)	70.2	(3)	71.2	(3)	(3.7)
Costs of service revenue (2)	92.7	(3)	90.4	(3)	(7.1)
Total costs of revenues	74.6		75.0		(4.6)
Gross profit from merchandise sales	29.8	(3)	28.8	(3)	8.6
Gross profit from service revenue	7.3	(3)	9.6	(3)	(20.4)
Total gross profit	25.4		25.0		6.4
Selling, general and administrative expenses	22.3		23.2		(1.2)
Net gain (loss) from dispositions of assets	—		0.3		(91.8)
Operating profit	3.0		2.1		50.4
Non-operating income	0.1		0.2		(10.2)
Interest expense	1.3		1.5		4.2
Earnings from continuing operations before income taxes	1.8		0.8		137.0
Income tax expense	38.0	(4)	38.9	(4)	(131.2)
Earnings from continuing operations	1.1		0.5		140.7
Discontinued operations, net of tax	—		—		118.9
Net Earnings	1.2		0.4		169.2

(1)	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.
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

Total revenue and comparable store sales for the third quarter of 2010 increased 5.0% and 3.5%, respectively, as compared to the third quarter of 2009. Total revenue for the third quarter of 2010 increased by $23.7 million to $496.4 million from $472.6 million in the third quarter of 2009. The 3.5% increase in comparable store sales consisted of increases of 3.9% in comparable store merchandise sales and 1.9% in comparable store service revenue. While our total revenue figures were favorably impacted by the opening of new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Non-comparable stores contributed an additional $7.2 million of total revenue in the third quarter of 2010 as compared to the third quarter of 2009. Total comparable store sales increased due to growth in customer counts in all three lines of business combined with an increase in the average transaction amount per customer.

Total merchandise sales increased 5.1%, or $19.5 million, to $398.4 million in the third quarter of fiscal 2010, compared to $378.9 million during the prior year quarter. Comparable store merchandise sales increased 3.9%, or $14.7 million, as compared to the prior year quarter, driven primarily by a higher average transaction amount per customer combined with an increase in comparable store customer count. The balance of the increase in merchandise sales was due to the contribution from our new stores. Total service revenue increased 4.5% to $98.0 million in the third quarter of 2010 from the $93.8 million recorded in the prior year quarter. Comparable store service revenue increased 1.9% due to higher customer counts partially offset by a decrease in average transaction amount per customer. The remaining increase in service revenue was due to the contribution from our new stores which accounted for an additional $2.4 million of service revenue.

In the third quarter of 2010, comparable store customer counts increased versus the third quarter of 2009 due to our traffic-driving promotional events and rewards program, and customer receptiveness to our improved in-stock position and better store execution. We also experienced a 5.0% increase in comparable store sales of our core automotive parts categories which make up approximately 81% of our merchandise sales. Sales of our discretionary product categories were relatively flat as compared to the prior year quarter. We believe that utilizing innovative marketing programs to communicate our value-priced, differentiated merchandise assortment will continue to drive increased customer counts and that our continued focus on delivering a better customer experience than our competitors will convert those increased customer counts into sales improvements consistently over all lines of business.

Gross profit from merchandise sales increased by $9.4 million, or 8.6%, to $118.7 million for the third quarter of 2010 from $109.3 million in the third quarter of 2009. Gross profit margin from merchandise sales increased to 29.8% for the third quarter of 2010 from 28.8% for the third quarter of 2009. Gross profit from merchandise sales for the third quarter of 2009 included an asset impairment charge of $2.4 million, offset by the reversal of inventory related accruals of $1.0 million and a gain from an insurance settlement of $0.6 million. Excluding these adjustments, gross profit margin from merchandise sales increased to 29.8% from 29.1% in the prior year quarter. The increase in gross profit margins was primarily due to increased merchandise sales which resulted in higher absorption of occupancy costs such as rent and utilities, improved inventory shrinkage, and lower defective product expense, slightly offset by higher in-bound freight costs.

Gross profit from service revenue decreased by $1.8 million, or 20.4%, to $7.2 million in the third quarter of 2010 from $9.0 million recorded in the third quarter of 2009. Gross profit margin from service revenue decreased to 7.3% for the third quarter of 2010 from 9.6% for the prior year quarter. Gross profit from service revenue for the third quarter of 2009 included an asset impairment charge of $0.7 million. Excluding this adjustment, gross profit margin from service revenue decreased to 7.3% for the third quarter of 2010  from 10.3% in the prior year quarter. The decrease in gross profit was due to higher payroll and related expenses, including health insurance costs, state payroll taxes and workers compensation claims, which increased by 131 basis points as compared to the prior year quarter. In addition, there was an unfavorable impact on gross profit from service revenue due to our new Service & Tire Centers, which are in their ramp up stage for sales while incurring the full amount of fixed expenses, including payroll and occupancy costs (includes such items as rent, utilities and building maintenance). Our new Service & Tire Centers negatively impacted gross margins by 149 basis points in the third quarter of 2010  as compared to prior year third quarter.

Selling, general and administrative expenses as a percentage of total revenues decreased to 22.3% for the third quarter of 2010 from 23.2% for the third quarter of 2009. Selling, general and administrative expenses increased $1.3 million, or 1.2%, to $110.8 million in the third quarter of 2010 from $109.5 million in the prior year quarter. The reduction as a percentage of sales reflects improved leverage of selling, general and administrative expenses achieved through increased sales in the third quarter of 2010.

Net gains from the disposition of assets declined by $1.2 million to $0.1 million in the third quarter of 2010 from $1.3 million in the prior year quarter. The third quarter of 2009 included gains of $1.3 million from the sale and leaseback of three stores.

Interest expense declined by $0.3 million to $6.6 million in the third quarter of 2010 compared to $6.9 million in the third quarter of 2009.

Our income tax expense for the third quarter of 2010 was $3.5 million, or an effective rate of 38.0%, as compared to an expense of $1.5 million, or an effective rate of 38.9%, for the third quarter of 2009. The annual rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported net earnings of $5.7 million in the third quarter of 2010 as compared to net earnings of $2.1 million in the prior year period. Our basic and diluted earnings per share were $0.11 for the third quarter of 2010, as compared to $0.04 for the prior year quarter.

Thirty-nine weeks ended October 30, 2010 vs. Thirty-nine weeks ended October 31, 2009

The following table presents for the periods indicated certain items in the condensed consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirty-nine weeks ended	October 30, 2010 (Fiscal 2010)		October 31, 2009 (Fiscal 2009)		Favorable (Unfavorable)

Merchandise sales	80.3%		80.2%		3.8%
Service revenue (1)	19.7		19.8		3.0
Total revenues	100.0		100.0		3.6
Costs of merchandise sales (2)	69.7	(3)	70.7	(3)	(2.3)
Costs of service revenue (2)	89.9	(3)	88.4	(3)	(4.7)
Total costs of revenues	73.7		74.2		(2.9)
Gross profit from merchandise sales	30.3	(3)	29.3	(3)	7.4
Gross profit from service revenue	10.1	(3)	11.6	(3)	(9.9)
Total gross profit	26.3		25.8		5.8
Selling, general and administrative expenses	22.2		22.4		(2.6)
Net gain (loss) from dispositions of assets	0.2		0.1		97.3
Operating profit	4.3		3.4		29.2
Non-operating income	0.1		0.1		11.3
Interest expense	1.3		1.1		(29.7)
Earnings from continuing operations before income taxes	3.1		2.5		28.1
Income tax expense	39.0	(4)	41.9	(4)	(19.2)
Earnings from continuing operations	1.9		1.5		34.6
Discontinued operations, net of tax	—		—		28.0
Net Earnings	1.9		1.4		36.1

(1)	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.
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

Total revenue and comparable store sales for the first nine months of 2010 increased 3.6% and 2.2%, respectively, as compared to the first nine months of 2009. The 2.2% increase in comparable store sales consisted of increases of 2.7% in comparable store merchandise sales and 0.4% in comparable store service revenue. While our total revenue figures were favorably impacted by the opening of new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Non-comparable stores contributed an additional $21.0 million of total revenue in the first nine months of 2010 as compared to the prior year period. Total comparable store sales increased due to growth in customer counts in all three lines of business combined with an increase in the average transaction amount.

Gross profit from merchandise sales increased by $25.2 million, or 7.4%, to $367.9 million for the first nine months of 2010 from $342.7 million in the first nine months of 2009. Gross profit margin from merchandise sales increased to 30.3% from 29.3% in the prior year period. The increase in gross profit margin was primarily due to lower inventory shrinkage and lower defective product expenses.

Gross profit from service revenue decreased by $3.3 million, or 9.9%, to $30.1 million in the first nine months of 2010 from $33.4 million in the first nine months of 2009. Gross profit margin from service revenue decreased to 10.1% for the first nine months of 2010 from 11.6% for the prior year period. The decrease in gross profit was primarily due to higher payroll and related expenses and occupancy costs (rent, utilities and building maintenance), which increased by 140 basis points combined as compared to the prior year period, incurred at our new Service & Tire Centers. Excluding the impact of the new Service & Tire Centers, which are in their ramp up stage for sales while incurring the full amount of fixed expenses, margins remained relatively flat period over period.

Selling, general and administrative expenses as a percentage of total revenues decreased to 22.2% for the first nine months of 2010 from 22.4% for the first nine months of 2009. Selling, general and administrative expenses increased $8.5 million, or 2.6%, over the amount recorded in the first nine months of 2009. The increase was primarily due to higher payroll and related benefits expense of $6.8 million and increased media expense of $1.5 million.

Net gains from the disposition of assets increased by $1.3 million to $2.6 million in the first nine months of 2010 from $1.3 million in the first nine months of 2009. The current year includes $2.1 million in net settlement proceeds from the disposition of a previously closed property, while the prior year period reflects gains of $1.3 million from the sale and leaseback of three stores.

Interest expense for the first nine months of 2010 was $19.9 million, an increase of $4.6 million compared to the first nine months of 2009. The prior year included a $6.2 million gain resulting from the retirement of debt. Excluding this gain, interest expense declined period over period, by $1.7 million due to reduced debt levels.

Our income tax expense for the first nine months of 2010 was $18.3 million, or an effective rate of 39.0%, as compared to an expense of $15.4 million, or an effective rate of 41.9%, for the first nine months of 2009. The change was primarily due to release of valuation reserves on certain unitary state net operating loss carryforwards as a result of our improved profitability. The annual rate is dependent on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported net earnings of $28.3 million in the first nine months of 2010 as compared to net earnings of $20.8 million in the first nine months of 2009. Our diluted earnings per share was $0.53 for the first nine months of 2010 as compared to $0.40 for the prior year period.

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

The following table presents the revenues and gross profit for each area of our business:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
(Dollar amounts in thousands)	2010	2009	2010	2009

Retail Sales (1)	$256,862	$246,275	$795,373	$770,121
Service Center Revenue (2)	239,502	226,368	715,879	687,921
Total revenues	$496,364	$472,643	$1,511,252	$1,458,042

Gross profit from Retail Sales (3)	$73,954	$65,846	$232,538	$210,147
Gross profit from Service Center Revenue (3)	51,902	52,423	165,414	165,913
Total gross profit	$125,856	$118,269	$397,952	$376,060

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

CAPITAL AND LIQUIDITY

Our cash requirements arise principally from (1) the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, (2) debt service and (3) contractual obligations. Cash flows realized through the sales of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by operating activities was $90.8 million in the first nine months of 2010, as compared to $82.0 million in the prior year period. The $8.8 million improvement from the prior year period was due to increased net earnings (net of non-cash adjustments) of $17.0 million, partially offset by an unfavorable change in operating assets and liabilities of $7.5 million and an increase in cash used in discontinued operations of $0.7 million. The change in operating assets and liabilities was primarily due to unfavorable changes in inventory net of accounts payable of $5.3 million and in other long term liabilities of $4.4 million. However, after taking into consideration changes in our trade payable program liability (shown as cash flows from financing activities on the condensed consolidated statements of cash flows), inventory net of accounts payable improved by $23.1 million primarily due to increased inventory purchases and an improvement in our vendor trade payable terms. The ratio of accounts payable, including our trade payable program, to inventory was 46.6% at October 30, 2010, and 43.0% at October 31, 2009. The change in other long-term liabilities was due to a discretionary contribution to our defined benefit pension plan of $5.0 million (see Note 12 to the condensed consolidated financial statements).

Cash used in investing activities was $40.8 million in the first nine months of 2010 as compared to $17.0 million in the prior year period. During the first nine months of 2010, we sold five properties classified as held for disposal for net proceeds of $3.5 million, of which $0.6 million is included in discontinued operations, completed one sale leaseback transaction for net proceeds of $1.6 million and received $2.1 million in net settlement proceeds from the disposition of a previously closed property. During the first nine months of 2009, we sold three properties classified as held for disposal for net proceeds of $2.8 million, of which $1.8 million is reported in discontinued operations, and completed three sale leaseback transactions for net proceeds of $11.0 million. Capital expenditures in the first nine months of 2010 increased by $15.2 million, to $43.0 million, from $27.8 million in the prior year period. Capital expenditures for the current year were for improvements of our existing stores, offices, distribution centers and for the opening of the new facilities. During the third quarter of 2010, we invested $5.0 million in a restricted account as collateral for retained liabilities included within existing insurance programs in lieu of previously outstanding letters of credit.

Our targeted capital expenditures for fiscal 2010 are $80.0 million. Our fiscal year 2010 capital expenditures include the addition of approximately 35 new locations and required expenditures for our existing stores, offices and distribution centers. These expenditures are expected to be funded by cash on hand and net cash generated from operating activities. Additional capacity, if needed, exists under our existing line of credit.

In the first nine months of 2010, cash provided by financing activities was $18.0 million, as compared to cash used in financing of $45.4 million in the prior year period. The $63.4 million improvement was primarily due to increased net borrowings under our trade payable program of $28.4 million. This program is funded by various bank participants who have the ability, but not the obligation, to purchase, directly from our vendors, account receivables owed by Pep Boys. In the current year, we increased the availability under this financing program to $80.0 million from $50.0 million and as of October 30, 2010, January 30, 2010 and October 31, 2009, we had an outstanding balance of $57.0 million, $34.1 million and $26.5 million, respectively, (classified as trade payable program liability on the condensed consolidated balance sheet). Additionally, in the first nine months of 2009, we repurchased $17.0 million of our outstanding 7.5% Senior Subordinated Notes for $10.7 million and repaid $23.9 million of borrowings under our revolving credit agreement.

We anticipate that cash on hand and cash generated by operating activities will exceed our expected cash requirements in fiscal year 2010. In addition, we expect to have excess availability under our existing revolving credit agreement during the entirety of fiscal year 2010. As of October 30, 2010, we had zero drawn on our revolving credit facility and maintained undrawn availability of $139.5 million.

Our working capital was $235.0 million and $205.5 million at October 30, 2010 and January 30, 2010, respectively. Our long-term debt, as a percentage of our total capitalization, was 39.4% and 40.9% at October 30, 2010 and January 30, 2010, respectively.

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

On an on-going basis, we evaluate our estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, merchandise inventories, income taxes, financing operations, restructuring costs, retirement benefits, risk participation agreements, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to “Critical Accounting Policies and Estimates” as reported in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is due to changes in interest rates. Pursuant to the terms of our Revolving Credit Agreement, changes in LIBOR or the Prime Rate could affect the rates at which we could borrow funds thereunder. At October 30, 2010 we had no borrowings under this facility. Additionally, we have a $148.9 million Senior Secured Term Loan that bears interest at three month LIBOR plus 2.0%.

We have an interest rate swap for a notional amount of $145.0 million, which is designated as a cash flow hedge on our Senior Secured Term Loan. We also have a fuel hedge which is intended to maintain a fixed price for retail gasoline through January 31, 2011. This is also designated as a cash flow hedge. We record the effective portion of the changes in fair value through accumulated other comprehensive loss.

The fair value of the derivatives was $19.4 million and $16.4 million payable at October 30, 2010 and January 30, 2010, respectively. Of the $3.0 million increase in the liabilities during the thirty-nine weeks ended October 30, 2010, $1.9 million net of tax was recorded to accumulated other comprehensive loss on the condensed consolidated balance sheet.

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

Item 5.  Other Information

None.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the fourth quarter of fiscal 2008, the United States Environmental Protection Agency (“EPA”) informed the Company that it believed that the Company had violated the Clean Air Act by virtue of the fact that certain of this merchandise did not conform to their corresponding EPA Certificates of Conformity. During the third quarter of fiscal 2009, the Company and the EPA reached a settlement in principle of this matter requiring that the Company (i) pay a monetary penalty of $5.0 million, (ii) take certain corrective action with respect to certain inventory that had been restricted from sale during the course of the investigation, (iii) implement a formal compliance program and (iv) participate in certain non-monetary emission offset activities. The Company had previously accrued an amount equal to the agreed upon civil penalty and a $3.0 million contingency accrual with respect to the restricted inventory. During fiscal 2009, the Company reversed $2.0 million of the inventory accrual as a portion of the subject inventory was released for sale. During the second quarter of fiscal 2010, the Company reversed the remaining $1.0 million of the inventory accrual as the Company reached an agreement with the merchandise vendor to cover the entire cost of retrofitting a portion of the remaining subject merchandise and to accept the balance of the subject inventory for return for full credit. During the second quarter of fiscal 2010, the formal settlement agreement between the Company and the EPA became effective and the Company paid the monetary penalty.

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

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date: December 7, 2010	by:	/s/ Raymond L. Arthur

Raymond L. Arthur
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002