Form 10-K
period 2011-01-29
PEP BOYS MANNY MOE & JACK
filed 2011-04-11
CIK 77449

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

         As of the close of business on July 31, 2010 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $446,917,000.

         As of April 1, 2011, there were 52,633,029 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year, for the Company's 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

i

PART I

ITEM 1    BUSINESS

GENERAL

        The Pep Boys—Manny, Moe & Jack and subsidiaries ("the Company") began operations in 1921 and is the only national chain offering automotive service, tires, parts and accessories. This positioning allows us to streamline the distribution channel and pass the savings on to our customer facilitating our vision to be the automotive solutions provider of choice for the value-oriented customer. Our primary operating unit is our Supercenter format (averaging 20,600 sq.ft.), which serves both "do-it-for-me" ("DIFM", which includes service labor, installed merchandise and tires) and retail (which includes "do-it-yourself", or "DIY", and commercial) customers with the highest quality service offerings and merchandise. Most of our Supercenters have a commercial sales program that provides commercial credit and prompt delivery of tires, parts and other products to local, regional and national repair shops and dealers. In 2009, as part of our long-term strategy to lead with automotive service, we began complementing our existing Supercenter store base with Service & Tire Centers (averaging 5,800 sq.ft.). The Service & Tire Centers are designed to capture market share and leverage our existing Supercenters and support infrastructure. In 2010, we introduced new, smaller format (14,000 sq.ft.) Supercenters. The new, smaller Supercenters are designed to provide our customers with our complete offering of automotive service, tires, parts and accessories in a more efficient and cost-effective footprint. In total, as of January 29, 2011, the Company operated approximately 11,930,000 of gross square feet of retail space, including service bays.

        In fiscal 2010, we opened 28 new Service & Tire Centers and seven new Supercenters. We are targeting a total of 50 new Service & Tire Centers and five Supercenters in fiscal 2011, and 75 new Service & Tire Centers and ten Supercenters in fiscal 2012. We expect to lease new Service & Tire Center and Supercenter locations, as we believe that there are sufficient existing available locations in the marketplace with attractive lease terms to enable our expansion.

        The following table sets forth the percentage of total revenues from continuing operations contributed by each class of similar products or services for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein:

	Year ended
	January 29, 2011	January 30, 2010	January 31, 2009
Parts and accessories	63.5%	63.9%	65.1%
Tires	16.9	16.4	16.3

Total merchandise sales	80.4	80.3	81.4
Service labor	19.6	19.7	18.6

Total revenues	100.0%	100.0%	100.0%

        As of January 29, 2011, the Company operated its stores in 35 states and Puerto Rico. The following table indicates, by state, the number of stores the Company had in operation at the end of each of the last four fiscal years, and the number of stores opened and closed by the Company during each of the last three fiscal years:

NUMBER OF STORES AT END OF FISCAL YEARS 2007 THROUGH 2010

State	2010 Year End	Opened	Closed		2009 Year End	Opened	Closed	2008 Year End	Opened	Closed	2007 Year End
Alabama	1	—	—		1	—	—	1	—	—	1
Arizona	22	—	—		22	—	—	22	—	—	22
Arkansas	1	—	—		1	—	—	1	—	—	1
California	129	6	1		124	6	—	118	—	—	118
Colorado	7	—	—		7	—	—	7	—	—	7
Connecticut	7	—	—		7	—	—	7	—	—	7
Delaware	7	—	—		7	1	—	6	—	—	6
Florida	60	7	—		53	10	—	43	—	—	43
Georgia	25	3	—		22	—	—	22	—	—	22
Illinois	29	4	—		25	3	—	22	—	—	22
Indiana	7	—	—		7	—	—	7	—	—	7
Kentucky	4	—	—		4	—	—	4	—	—	4
Louisiana	8	—	—		8	—	—	8	—	—	8
Maine	1	—	—		1	—	—	1	—	—	1
Maryland	19	1	—		18	—	—	18	—	—	18
Massachusetts	7	1	—		6	—	—	6	—	—	6
Michigan	5	—	—		5	—	—	5	—	—	5
Minnesota	3	—	—		3	—	—	3	—	—	3
Missouri	1	—	—		1	—	—	1	—	—	1
Nevada	12	—	—		12	—	—	12	—	—	12
New Hampshire	4	—	—		4	—	—	4	—	—	4
New Jersey	32	1	—		31	2	—	29	—	—	29
New Mexico	8	—	—		8	—	—	8	—	—	8
New York	31	2	—		29	—	—	29	—	—	29
North Carolina	8	—	—		8	—	—	8	—	—	8
Ohio	12	2	—		10	—	—	10	—	—	10
Oklahoma	5	—	—		5	—	—	5	—	—	5
Pennsylvania	51	6	—		45	3	—	42	—	—	42
Puerto Rico	27	—	—		27	—	—	27	—	—	27
Rhode Island	2	—	—		2	—	—	2	—	—	2
South Carolina	6	—	—		6	—	—	6	—	—	6
Tennessee	7	—	—		7	—	—	7	—	—	7
Texas	49	2	—		47	—	—	47	—	—	47
Utah	6	—	—		6	—	—	6	—	—	6
Virginia	16	—	—		16	—	—	16	—	—	16
Washington	2	—	—		2	—	—	2	—	—	2

Total	621	35	1	(1)	587	25	—	562	—	—	562

(1)
During fiscal 2010 the lease at one of our nine Pep Express locations expired and was not renewed.

INDUSTRY OVERVIEW

        The automotive aftermarket retail and service industry is in the mature stage of its life cycle and while the retail space is dominated by a small number of companies with large market shares, the automotive service business is highly fragmented. Over the past decade, consumers have moved away from DIY and toward DIFM due to increasing vehicle complexity and electronic content, and decreasing availability of diagnostic equipment and know-how. In addition, while this needs-based industry has a dedicated DIY customer base, the number of consumers who would prefer to have a professional fix their vehicle fluctuates with economic cycles. The drop in disposable income during the most recent recession forced some former DIFM consumers to work on their own vehicles. Weak labor and credit markets, depressed new vehicles sales and the increasing average length of vehicle ownership compounded this trend. The broader economic recovery is expected to increase disposable income, which will likely result in the reversal of this recent trend.

        We expect the shift away from DIY and toward DIFM to increase as the economy recovers, and continue for the foreseeable future. In anticipation of the change in consumer behavior we have adopted a long-term strategy of leading with our automotive service offerings and aggressively expanding our commercial business, while maintaining our DIY customer base through our innovative marketing programs in order to capitalize on the forecasted long-term growth of the DIFM industry and decline of the DIY business.

BUSINESS STRATEGY

        Our vision for Pep Boys is to take our industry-leading position in automotive services and accessories and to be the automotive solutions provider of choice for the value-oriented customer. Our brand positioning—"PEP BOYS DOES EVERYTHING. FOR LESS" is designed to convey to customers the breadth of the automotive services and merchandise that we offer and our value proposition. The four strategies to achieve our vision are to: (i) Earn the trust of our customers every day, (ii) Lead with our service business and grow through our Service & Tire Centers, (iii) Establish a differentiated DIY experience by leveraging our Automotive Superstore and (iv) Leverage our Automotive Superstore to provide the most complete offering for our commercial customers.

        Earn the TRUST of our Customers every day.    We do this by delivering a customer experience that is based on Speed, Expertise, Respect and Value. We start with our associates and our goal to be the preferred employer in our industry by focusing on associate hiring practices, training and development, and rewarding associate performance through performance-based compensation plans. In our stores, we strive to continuously improve the customer experience by providing better looking and easier to shop stores and more consistent execution of our simplified and streamlined operations. We have developed a specific tailored marketing plan for each of our markets to maximize our reach and efficiencies. These marketing programs focus on TV and radio promotions scheduled around traditional shopping holidays that focus on the most frequently needed services. These promotions are supplemented by extensive direct marketing and grass-roots campaigns and occasional print campaigns. We have a rewards program that benefits customers whether they choose to do it themselves or have us do it for them and helps to drive customer count increases and repeat business through discounted towing, free services and rewards points for purchases.

        Lead with our Service business and grow through our Service & Tire Centers.    We do this by being a full service—tire, maintenance and repair—shop that DOES EVERYTHING. FOR LESS. Our full service capabilities, ASE (Automotive Service Excellence) certified technicians and continuous investment in training and equipment allow customers to rely on us for all of their automotive service and maintenance needs. We can provide these services at highly-competitive prices because our size and business model allow us to buy quality parts at lower prices and pass those savings onto our customers. We believe that offering a broad assortment of private label and branded tires at competitive prices provides a competitive advantage to the Company since DIY competitors do not sell tires and related services. In order to further leverage our tire business, we are in the process of introducing a new interactive web application which allows customers to shop for the tire that best fits their needs and simultaneously schedule installation services at one of our stores.

        Our store growth plans are centered on a "hub and spoke" model, which calls for adding smaller neighborhood Service & Tire Centers to our existing Supercenter store base in order to further leverage our existing inventories, distribution network, operations infrastructure and advertising spend. We opened 35 new stores in 2010—28 Service & Tire Centers and seven Supercenters. Our plans call for 55 new locations in 2011, followed by 85 in 2012. The typical Service & Tire Center is full service with approximately six service bays and $1.0 million in expected annual sales. Our Service & Tire Centers offer customer convenience, allowing us to be close to our customers' home or work and generally serve a higher demographic customer than our Supercenters. To further leverage our store investment, we are focused on expanding our vehicle fleet business by communicating our value offering to local and national fleet accounts through targeted marketing, improving store execution and expanding our dedicated fleet resources.

        Establish a differentiated Retail experience by leveraging our Automotive Superstore.    The size of our stores allows us to provide the highest level of replacement parts coverage and the broadest range of maintenance, performance and appearance products and accessories in the industry. We are able to leverage our Superhub stores, which have a larger assortment of product than our normal Supercenter, to satisfy customer needs for slow-moving product by delivering this product to requesting Supercenters on demand. As part of our commitment to carry the best assortment of automotive aftermarket merchandise, we make assortment decisions by examining every merchandise category using market and demographic data to assure we have the best product in the right place. This category management process ensures our assortment includes the appropriate coverage for service, DIY and commercial consumers as well as allowing us to make good, sound decisions about price, product and promotions.

        Leverage our Automotive Superstore to provide the most complete offering for our Commercial customers.    To further leverage our inventory and automotive aftermarket expertise, we continue to expand our commercial operations. In addition to offering these customers parts and fluids, we enjoy a competitive advantage of also being able to offer tires, equipment, accessories and services.

STORE IMPROVEMENTS

        In fiscal 2010, the Company's capital expenditures totaled $70.3 million which, in addition to our regularly-scheduled facility improvements, included the addition of 35 stores and the upgrade of our store computer systems hardware. Our fiscal 2011 capital expenditures are expected to be approximately $80.0 million, which includes the addition of approximately 50 Service & Tire Centers, five Supercenters and the conversion of 24 Supercenters into Superhubs. These expenditures are expected to be funded from cash on hand and net cash generated from operating activities. Additional capacity, if needed, exists under our revolving credit facility.

SERVICES AND PRODUCTS

        The Company operates a total of 6,259 service bays in 613 of its 621 locations. Each service location performs a full range of automotive repair and maintenance services (except body work) and installs tires, hard parts and accessories.

        Each Pep Boys Supercenter and Pep Express store carries a similar product line, with variations based on the number and type of cars in the markets where the store is located, while a Pep Boys Service & Tire Center carries tires and a limited selection of our other products. A full complement of inventory at a typical Supercenter includes an average of approximately 26,000 items, while Service & Tire Centers average approximately 3,400 items. The Company's product lines include: tires (not stocked at Pep Express stores); batteries; new and remanufactured parts for domestic and import vehicles; chemicals and maintenance items; fashion, electronic, and performance accessories; and a limited amount of select non-automotive merchandise that appeals to automotive "Do-It-Yourself" customers, such as generators, power tools, personal transportation products and canopies.

        In addition to offering a wide variety of high quality name brand products, the Company sells an array of high quality products under various private label names. The Company sells tires under the names DEFINITY, FUTURA® and CORNELL®, and batteries under the name PROSTART®. The Company also sells wheel covers under the name FUTURA®; water pumps and cooling system parts under the name PROCOOL®; air filters, anti-freeze, chemicals, cv axles, lubricants, oil, oil filters, oil treatments, transmission fluids, wheel rims and wiper blades under the name PROLINE®; alternators, battery booster packs, alkaline type batteries and starters under the name PROSTART®; power steering hoses, chassis parts and power steering pumps under the name PROSTEER®; brakes under the name PROSTOP® and brakes, batteries, starters, and ignitions under the name VALUEGRADE. All products sold by the Company under various private label names were approximately 31% of the Company's merchandise sales in fiscal 2010 and 2009, and 28% in fiscal 2008.

        The Company's commercial automotive parts delivery program, branded PEP EXPRESS PARTS®, is designed to increase the Company's market share with the professional installer and to leverage inventory investment. The program satisfies the commercial customer's automotive inventory needs by taking advantage of the breadth and quality of the Company's parts inventory as well as its experience supplying its own service bays and mechanics. As of January 29, 2011, approximately 80% or 454 of the Company's 568 Supercenters and Pep Express stores provided commercial parts delivery as compared to approximately 80% or 451 stores at the end of fiscal 2009.

        In 2009, the Company began a 20-store pilot program designed to fulfill the Company's goal to be the automotive solutions provider of choice for mobile electronics and installation services. The Company re-organized its automotive audio product lines to include radios, speakers, amplifiers, remote starters and alarm systems from the most popular brands. The key to this program is the addition of expert sales and installation technicians to service our customers' needs. As of January 29, 2011, the installation program was available at 110 stores and the Company expects to double the number of stores offering this service in fiscal 2011. We also added five new Speed Shops to existing Supercenters during fiscal 2010, bringing our total number of Speed Shops to seven. Speed Shops create a differentiated retail experience for automotive enthusiasts by stocking high-performance and specialty products.

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

        We believe that targeted advertising and promotions play important roles in succeeding in today's environment. We are constantly working to understand our customers' wants and needs so that we can build long-lasting, loyal relationships. We utilize promotions, advertising, and loyalty card programs to promote our service and repair capabilities, merchandise offerings and our commitment to customer service and satisfaction. The Company is committed to an effective promotional schedule with TV and radio promotions that focus on the most frequently needed services and are scheduled around periods of time when automotive repair and preventative maintenance are top of mind and relevant to our customers. These promotions will be supplemented by extensive direct marketing and grass-roots campaigns and occasional print campaigns. Finally, we utilize in-store signage, creative product placement and promotions to help educate customers about products that fit their needs.

        The Company maintains a web site located at www.pepboys.com. It serves as a portal to our Company, allowing consumers the freedom and convenience to access more information about the organization, our stores and our service, tires, parts and accessories offerings. Consumers can schedule a service appointment on our web site with our eServe application, as well as keep track of all their maintenance and service records electronically through our online Glovebox application. The site also provides consumers with general and seasonal car care tips, do-it-yourself vehicle maintenance and light repair guidance, and safe driving pointers. Exclusive online coupons are available to site visitors who register their e-mail addresses with us. These coupons cover special discounts on services and products at Pep Boys.

STORE OPERATIONS AND MANAGEMENT

        Most Pep Boys stores are open seven days a week. Each Supercenter has a Retail Manager and Service Manager (Service & Tire Centers only have a Service Manager while Pep Express stores only have a Retail Manager) who report to geographic-specific Area Directors and Division Vice Presidents. The Division Vice Presidents report to the Executive Vice President of Stores who in turn reports to the President and Chief Executive Officer. As of January 29, 2011, a Retail Manager's and a Service Manager's average length of service with the Company is approximately 8.6 and 5.5 years, respectively.

        Supervision and control over individual stores is facilitated by Area Directors and Divisional Vice Presidents making regular visits to stores and utilizing the Company's computer system and operational handbooks. All of the Company's advertising, accounting, purchasing, information technology, and most of its administrative functions are conducted at its corporate headquarters in Philadelphia, Pennsylvania. Certain administrative functions for the Company's regional operations are performed at various regional offices of the Company. See "Item 2 Properties."

INVENTORY CONTROL AND DISTRIBUTION

        Most of the Company's merchandise is distributed to its stores from its warehouses by dedicated and contract carriers. Target levels of inventory for each product are established for each warehouse and store based upon prior shipment history, sales trends and seasonal demand. Inventory on hand is compared to the target levels on a weekly basis at each warehouse, potentially triggering re-ordering of merchandise from suppliers. In addition, each Pep Boys store has an automated inventory replenishment system that orders additional inventory, generally from a warehouse, when a store's inventory on-hand falls below the target levels. Recently, we consolidated certain of our slow-moving hard parts inventory that had previously been stocked at each of our five warehouses into our centrally-located Indianapolis warehouse that can service each of our stores with overnight delivery of these parts, when necessary.

        The Company also operates certain of its Supercenters as Superhubs, which have a larger assortment of auto parts than our normal Supercenter. Implementation of the Superhub concept enabled local expansion of our auto parts product assortment in a cost effective manner. We are now able to satisfy customer needs for slow-moving auto parts by carrying limited amounts of this product at Superhub locations. These Superhubs then deliver this product to requesting Supercenters to fulfill customer demand. Superhubs are generally replenished from distribution centers multiple times per week. As of January 29, 2011, the Company operated 19 Superhubs within existing Supercenters, with plans to convert an additional 24 Superhubs in fiscal 2011.

SUPPLIERS

        During fiscal 2010, the Company's ten largest suppliers accounted for approximately 53% of the merchandise purchased. No single supplier accounted for more than 20% of the Company's purchases. The Company has no long-term contracts under which it is required to purchase merchandise. Management believes that the relationships the Company has established with its suppliers are generally good.

        In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist, at similar cost, for the types of merchandise sold in its stores. Recently, however, due to industry-wide supply constraints, the Company has experienced some difficulty in obtaining the full amount of its desired tire supply from its current suppliers and, accordingly, is pursuing relationships with supplemental suppliers.

COMPETITION

        The Company operates in a highly competitive environment. The Company encounters competition from nationwide and regional chains and from local independent service providers and merchants. The Company's competitors include general, full range, discount or traditional department stores which carry automotive parts and accessories and/or have automotive service centers, as well as specialized automotive retailers. Generally, the specialized automotive retailers focus on either the "do-it-yourself" or "do-it-for-me" areas of the business. The Company believes that its operation in both the "do-it-for-me" and "do-it-yourself" areas of the business positively differentiates it from most of its competitors. However, certain competitors are larger in terms of sales volume, store size, and/or number of stores. Therefore, these competitors have access to greater capital and management resources and have been operating longer or have more stores in particular geographic areas than the Company. The principal methods of competition in our industry include store location, customer service, product offerings, quality and price.

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

EMPLOYEES

        At January 29, 2011, the Company employed 18,279 persons as follows:

Description	Full-time	%	Part-time	%	Total	%
Retail	3,945	31.7	4,093	70.1	8,038	44.0
Service center	7,201	57.9	1,668	28.6	8,869	48.5

Store total	11,146	89.6	5,761	98.7	16,907	92.5
Warehouses	539	4.3	71	1.2	610	3.3
Offices	756	6.1	6	0.1	762	4.2

Total employees	12,441	100.0	5,838	100.0	18,279	100.0

        The Company had no union employees as of January 29, 2011. At January 30, 2010, the Company employed 11,881 full-time and 5,837 part-time employees.

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

SEC REPORTING

        We electronically file certain documents with, or furnish such documents to, the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, along with any related amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. From time-to-time, we may also file registration and related statements pertaining to equity or debt offerings. The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file or furnish documents electronically with the SEC. All our filings can be accessed through the Securities and Exchange Commission website at www.sec.gov and searching with our ticker symbol "PBY".

        We provide free electronic access to our annual, quarterly and current reports (and all amendments to these reports) on our Internet website, www.pepboys.com, under the Investor Relations/Financial Information/SEC Filings link. These reports are available on our website as soon as reasonably practicable after we electronically file or furnish such materials with or to the SEC. Information on our website does not constitute part of this Annual Report, and any references to our website herein are intended as inactive textual references only.

        Copies of our SEC reports are also available free of charge. Please call our investor relations department at 215-430-9459 or write Pep Boys, Investor Relations, 3111 West Allegheny Avenue, Philadelphia, PA 19132 to request copies.

EXECUTIVE OFFICERS OF THE COMPANY

        The following table indicates the name, age, tenure with the Company and position (together with the year of election to such position) of the executive officers of the Company:

Name	Age	Tenure with Company as of April 2011	Position with the Company and Date of Election to Position
Michael R. Odell	47	4 years	President and Chief Executive Officer since June 2010
Raymond L. Arthur	52	3 years	Executive Vice President—Chief Financial Officer since May 2008
William E. Shull III	52	3 years	Executive Vice President—Stores since June 2010
Scott A. Webb	47	4 years	Executive Vice President—Merchandising & Marketing since June 2010
Joseph A. Cirelli	52	34 years	Senior Vice President—Business Development since November 2007
Troy E. Fee	42	4 years	Senior Vice President—Human Resources since July 2007
Brian D. Zuckerman	41	12 years	Senior Vice President—General Counsel & Secretary since March 2009

        Michael R. Odell was named Chief Executive Officer on September 22, 2008, after serving as Interim Chief Executive Officer since April 23, 2008. Mr. Odell received the additional title of President on June 17, 2010. Mr. Odell joined the Company in September 2007 as Executive Vice President—Chief Operating Officer, after having most recently served as the Executive Vice President and General Manager of Sears Retail & Specialty Stores. Mr. Odell joined Sears in its finance department in 1994 where he served until he joined Sears' operations team in 1998. There he served in various executive operations positions of increasing seniority, including as Vice President, Stores—Sears Automotive Group.

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

        William E. Shull III was named Executive Vice President—Stores on June 17, 2010 after having joined the Company in September 2008 as Senior Vice President—Stores. Over the last 25 years Mr. Shull has held several senior management positions with a variety of retail and service companies where his focus was on building and integrating store management teams into successfully profitable and cohesive units. In his 13 years at AutoZone he was instrumental in building the foundation of the retail chain in 4 geographic regions and responsible for store communications, training, and served on several strategic initiative committees.

        Scott A. Webb was named Executive Vice President—Merchandising & Marketing on June 17, 2010 after having joined the Company in September 2007 as Senior Vice President—Merchandising & Marketing. Prior to joining Pep Boys, Mr. Webb served as the Vice President, Merchandising and Customer Satisfaction of AutoZone. Mr. Webb joined AutoZone in 1986 where he began his service in field management before transitioning, in 1992, to the Merchandising function.

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

ITEM 1A    RISK FACTORS

        The following section discloses all known material risks that we face. However, it does not include risks that may arise in the future that are yet unknown nor existing risks that we do not judge material to the presentation of our financial statements. If any of the events or circumstances described as risk below actually occurs, our business, results of operations and/or financial condition could be materially and adversely affected.

Risks Related to Pep Boys

         We may not be able to successfully implement our business strategy, which could adversely affect our business, financial condition, results of operations and cash flows.

        Our long-term strategic plan, which we update annually, includes numerous initiatives to increase sales, enhance our margins and increase our return on invested capital in order to increase our earnings and cash flow. If these initiatives are unsuccessful, or if we are unable to implement the initiatives efficiently and effectively, our business, financial condition, results of operations and cash flows could be adversely affected.

        Successful implementation of our business strategy also depends on factors specific to the automotive aftermarket industry, many of which may be beyond our control (see "Risks Related to Our Industry").

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

        Some of the most important vendor relationships that we maintain are with our tire vendors. Recently, due to industry-wide supply constraints, the Company has experienced some difficulty in obtaining the full amount of its desired tire supply from its current vendors and, accordingly, is pursuing relationships with supplemental vendors.

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

        We are subject to various federal, state and local environmental laws and governmental regulations relating to the operation of our business, including those governing the handling, storage and disposal of hazardous substances contained in the products we sell and use in our service bays, the recycling of batteries, tires and used lubricants, the ownership and operation of real property and the sale of small engine merchandise. When we acquire or dispose of real property or enter into financings secured by real property, we undertake investigations that may reveal soil and/or groundwater contamination at the subject real property. All such known contamination has either been remediated, or is in the process of being remediated. Any costs expected to be incurred related to such contamination are either covered by insurance or financial reserves provided for in the consolidated financial statements. However, there exists the possibility of additional soil and/or groundwater contamination on our real property where we have not undertaken an investigation. A failure by us to comply with environmental laws and regulations could have a material adverse effect on us.

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

Retail

  Do-It-Yourself

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

Service

  Do-It-For-Me

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

        A number of our competitors have more financial resources, are more geographically diverse, have a higher geographic market concentration or have better name recognition than we do, which might place us at a competitive disadvantage to those competitors. Because we seek to offer competitive prices, if our competitors reduce their prices we may also be forced to reduce our prices, which could cause a material decline in our revenues and earnings.

        With respect to the service labor category, the majorities of consumers are unfamiliar with their vehicle's mechanical operation and, as a result, often select a service provider based on trust. Potential occurrences of negative publicity associated with the Pep Boys brand, the products we sell or installation or repairs performed in our service bays, whether or not factually accurate, could cause consumers to lose confidence in our products and services in the short or long term, and cause them to choose our competitors for their automotive service needs.

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

        During fiscal 2009, there was significant deterioration in the global financial markets and economic environment, which negatively impacted consumer spending and our revenues. While the economic climate improved somewhat in fiscal 2010, consumer spending has not returned to pre-recession levels. If the economy does not continue to strengthen, or if our efforts to counteract the impacts of these trends are not sufficiently effective, our revenues could decline, negatively affecting our results of operations.

         Consolidation among our competitors may negatively impact our business.

        Our industry has experienced consolidation over time. If this trend continues or if our competitors are able to achieve efficiencies in their mergers, the Company may face greater competitive pressures in the market in which they operate.

ITEM 1B    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2    PROPERTIES

        The Company owns its five-story, approximately 300,000 square foot corporate headquarters in Philadelphia, Pennsylvania and a 60,000 square foot office building in Los Angeles, California. The Company also owns the following administrative regional offices—approximately 4,000 square feet of space in each of Melrose Park, Illinois and Bayamon, Puerto Rico. The Company leases an administrative regional office of approximately 4,000 square feet in Carrollton, Texas.

        Of the 621 store locations operated by the Company at January 29, 2011, 232 are owned and 389 are leased. As of January 29, 2011, 126 of the 232 stores owned by the Company are currently used as collateral under our Senior Secured Term Loan, due October 2013.

        The following table sets forth certain information regarding the owned and leased warehouse space utilized by the Company to replenish its store locations at January 29, 2011:

Warehouse Locations	Products Warehoused	Approximate Square Footage	Owned or Leased	Stores Serviced	States Serviced
San Bernardino, CA	All	600,000	Leased	172	AZ, CA, NM, NV, UT, WA
McDonough, GA	All	392,000	Owned	141	AL, FL, GA, LA, NC, PR, SC, TN
Mesquite, TX	All	244,000	Owned	71	AR, CO, LA, MO, NM, OK, TX
Plainfield, IN	All	403,000	Owned	70	IL, IN, KY, MI, MN, OH, PA
Chester, NY	All	402,000	Owned	167	CT, DE, MA, MD, ME, NH, NJ, NY, PA, RI, VA
Philadelphia, PA	Tires & Batteries	74,000	Leased	64	DE, NJ, PA, VA, MD
McDonough, GA	All except tires	30,000	Leased	—	Auxiliary warehouse space

Total		2,145,000

        In addition to the distribution centers above, the Company leases three satellite warehouses comprising a total of 60,500 square feet. These satellite warehouses stock approximately 37,000 Stock-Keeping Units (SKUs), serve an average of 10–30 stores and have retail capabilities. Subsequently in fiscal 2011, the lease for auxiliary warehouse space in McDonough, GA expired and was not renewed. The Company anticipates that its existing and future warehouse space and its access to outside storage will accommodate inventory necessary to support future store expansion and any increase in SKUs through the end of fiscal 2011.

ITEM 3    LEGAL PROCEEDINGS

        In September 2006, the United States Environmental Protection Agency ("EPA") requested certain information from the Company as part of an investigation to determine whether the Company had violated the Clean Air Act and its non-road engine regulations. The information requested concerned certain generator and personal transportation merchandise offered for sale by the Company. In the fourth quarter of fiscal 2008, the United States Environmental Protection Agency ("EPA") informed the Company that it believed that the Company had violated the Clean Air Act by virtue of the fact that certain of this merchandise did not conform to their corresponding EPA Certificates of Conformity. During the third quarter of fiscal 2009, the Company and the EPA reached a settlement in principle of this matter requiring that the Company (i) pay a monetary penalty of $5.0 million, (ii) take certain corrective action with respect to certain inventory that had been restricted from sale during the course of the investigation, (iii) implement a formal compliance program and (iv) participate in certain non-monetary emission offset activities. The Company had previously accrued an amount equal to the agreed upon civil penalty and a $3.0 million contingency accrual with respect to the restricted inventory. During fiscal 2009, the Company reversed approximately $2.0 million of the inventory accrual as a portion of the subject inventory was released for sale by the EPA as remediation efforts had been completed. During the second quarter of fiscal 2010, the Company completed the remediation efforts and accordingly reversed approximately $1.0 million of the inventory accrual. Further, the Company reached an agreement with the merchandise vendor to cover the entire cost of retrofitting a portion of the remaining subject merchandise and to accept the balance of the subject inventory for return for full credit. During the second quarter of fiscal 2010, the formal settlement agreement between the Company and the EPA became effective and the Company paid the monetary penalty.

        The Company is also party to various other actions and claims arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with all such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position. However, there exists a possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While the Company does not believe that the amount of such excess loss could be material to the Company's financial position, any such loss could have a material adverse effect on the Company's results of operations in the period(s) during which the underlying matters are resolved.

ITEM 4    (REMOVED AND RESERVED)

PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common stock of The Pep Boys—Manny, Moe & Jack is listed on the New York Stock Exchange under the symbol "PBY." There were 4,634 registered shareholders as of April 1, 2011. The following table sets forth for the periods listed, the high and low sale prices and the cash dividends paid on the Company's common stock.

MARKET PRICE PER SHARE

	Market Price Per Share
			Cash Dividends Per Share
	High	Low
Fiscal 2010
Fourth quarter	$15.96	$11.37	$0.03
Third quarter	12.00	8.82	0.03
Second quarter	13.26	7.86	0.03
First quarter	13.42	8.08	0.03
Fiscal 2009
Fourth quarter	$9.29	$7.76	$0.03
Third quarter	10.69	8.40	0.03
Second quarter	10.83	5.87	0.03
First quarter	8.52	2.76	0.03

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

        On January 26, 2010, the Company terminated the flexible employee benefits trust (the "Trust") that was established on April 29, 1994 to fund a portion of the Company's obligations arising from various employee compensation and benefit plans. In accordance with the terms of the Trust, upon its termination, the Trust's sole asset, consisting of 2,195,270 shares of the Company's common stock, was transferred to the Company in exchange for the full satisfaction and discharge of all intercompany indebtedness then owed by the Trust to the Company. The termination of the Trust had no impact on the Company's consolidated financial statements, except for the reclassification of the shares within the shareholders equity section of the Company's Consolidated Balance Sheets.

EQUITY COMPENSATION PLANS

        The following table sets forth the Company's shares authorized for issuance under its equity compensation plans at January 29, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column (a))
Equity compensation plans approved by security holders	2,493,181	$6.28	1,818,706

STOCK PRICE PERFORMANCE

        The following graph compares the cumulative total return on shares of Pep Boys stock over the past five years with the cumulative total return on shares of companies in (1) the Standard & Poor's SmallCap 600 Index, (2) the S&P 600 Automotive Retail Index and (3) an index of peer and comparable companies as determined by the Company. The comparison assumes that $100 was invested in January 2006 in Pep Boys Stock and in each of the indices and assumes reinvestment of dividends. The S&P 600 Automotive Retail Index consists of companies in the S&P SmallCap 600 index that meet the definition of the automotive retail classification, and is currently comprised of: Group 1 Automotive, Inc.; Lithia Motors, Inc.; Midas, Inc.; Monro Muffler Brake, Inc.; Sonic Automotive, Inc.; and The Pep Boys—Manny, Moe & Jack. The companies currently comprising the Peer Group are: Aaron's, Inc.; Advance Auto Parts, Inc.; AutoZone, Inc.; Big 5 Sporting Goods Corp.; Cabelas, Inc.; Conn's, Inc.; Dick's Sporting Goods, Inc.; HHGregg, Inc.; Midas, Inc.; Monro Muffler Brake, Inc.; O'Reilly Automotive, Inc.; PetSmart, Inc.; RadioShack Corp.; Rent-A-Center, Inc.; Tractor Supply Co.; West Marine, Inc.

Company/Index	Jan. 2006	Jan. 2007	Jan. 2008	Jan. 2009	Jan. 2010	Jan. 2011
Pep Boys	$100.00	$104.71	$77.54	$20.14	$59.04	$99.97
S&P SmallCap 600 Index	$100.00	$109.90	$103.18	$63.68	$88.49	$115.87
Peer Group	$100.00	$114.07	$97.16	$82.35	$111.82	$167.33
S&P 600 Automotive Retail Index	$100.00	$130.47	$82.07	$22.48	$62.30	$88.54

ITEM 6    SELECTED FINANCIAL DATA

        The following tables set forth the selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

Fiscal Year Ended	Jan. 29, 2011		Jan. 30, 2010		Jan. 31, 2009		Feb. 2, 2008		Feb. 3, 2007
	(dollar amounts are in thousands, except per share data)
STATEMENT OF OPERATIONS DATA(6)
Merchandise sales	$1,598,168		$1,533,619		$1,569,664		$1,749,578		$1,853,077
Service revenue	390,473		377,319		358,124		388,497		390,778
Total revenues	1,988,641		1,910,938		1,927,788		2,138,075		2,243,855
Gross profit from merchandise sales(7)	487,788	(1)	448,815	(2)	440,502	(3)	443,626	(4)	533,276
Gross profit from service revenue(7)	34,564	(1)	37,292	(2)	24,930	(3)	42,611	(4)	33,004
Total gross profit	522,352	(1)	486,107	(2)	465,432	(3)	486,237	(4)	566,280
Selling, general and administrative expenses	442,239		430,261		485,044		518,373		546,399
Net gain from disposition of assets	2,467		1,213		9,716		15,151		8,968
Operating profit (loss)	82,580		57,059		(9,896)		(16,985)		28,849
Non-operating income	2,609		2,261		1,967		5,246		7,023
Interest expense	26,745		21,704	(5)	27,048	(5)	51,293		49,342
Earnings (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	58,444	(1)	37,616	(2)	(34,977	)(3)	(63,032	)(4)	(13,470)
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	37,171		24,113		(28,838)		(37,438)		(7,071)
Discontinued operations, net of tax	(540)		(1,077	)(2)	(1,591	)(3)	(3,601	)(4)	4,333
Cumulative effect of change in accounting principle, net of tax	—		—		—		—		189
Net earnings (loss)	36,631		23,036		(30,429)		(41,039)		(2,549)
BALANCE SHEET DATA
Working capital	$203,367		$205,525		$179,233		$195,343		$163,960
Current ratio	1.36 to 1		1.40 to 1		1.33 to 1		1.35 to 1		1.27 to 1
Merchandise inventories	$564,402		$559,118		$564,931		$561,152		$607,042
Property and equipment-net	$700,981		$706,450		$740,331		$780,779		$906,247
Total assets	$1,556,672		$1,499,086		$1,552,389		$1,583,920		$1,767,199
Long-term debt, excluding current maturities	$295,122		$306,201		$352,382		$400,016		$535,031
Total stockholders' equity	$478,460		$443,295		$423,156		$470,712		$567,755
DATA PER COMMON SHARE
Basic earnings (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$0.71		$0.46		$(0.55)		$(0.72)		$(0.13)
Basic earnings (loss)	0.70		0.44		(0.58)		(0.79)		(0.05)
Diluted earnings (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	0.70		0.46		(0.55)		(0.72)		(0.13)
Diluted earnings (loss)	0.69		0.44		(0.58)		(0.79)		(0.05)
Cash dividends declared	0.12		0.12		0.27		0.27		0.27
Book value	9.10		8.46		8.10		9.10		10.53
Common share price range:
High	15.96		10.83		12.56		22.49		16.55
Low	7.86		2.76		2.62		8.25		9.33
OTHER STATISTICS
Return on average stockholders' equity(8)	7.9%		5.3%		(6.8)%		(7.9)%		(0.4)%
Common shares issued and outstanding	52,585,131		52,392,967		52,237,750		51,752,677		53,934,084
Capital expenditures	$70,252		$43,214		$151,883	(9)	$43,116		$53,903
Number of stores	621		587		562		562		593
Number of service bays	6,259		6,027		5,845		5,845		6,162

(1)
Includes a pretax benefit of $5.9 million due to the reduction in reserve for excess inventory which reduced merchandise cost of sales and an aggregate pretax charge of $1.0 million for asset impairment, of which $0.8 million was charged to merchandise cost of sales and $0.2 million was charged to service cost of sales.

(2)
Includes an aggregate pretax charge of $3.1 million for asset impairment, of which $2.2 million was charged to merchandise cost of sales, $0.7 million was charged to service cost of sales and $0.2 million (pretax) was charged to discontinued operations.

(3)
Includes an aggregate pretax charge of $5.4 million for asset impairment, of which $2.8 million was charged to merchandise cost of sales, $0.6 million was charged to service cost of sales and $1.9 million (pretax) was charged to discontinued operations.

(4)
Includes an aggregate pretax charge of $11.0 million for the asset impairment and closure of 31 stores, of which $5.4 million was charged to merchandise cost of sales, $1.8 million was charged to service cost of sales and $3.8 million (pretax) was charged to discontinued operations. In addition, we recorded a pretax $32.8 million inventory impairment charge to cost of merchandise sales for the discontinuance of certain product offerings.

(5)
Fiscal 2009 includes a gain from debt retirement of $6.2 million. Fiscal 2008 includes a gain from debt retirement of $3.5 million, partially offset by a $1.2 million charge for deferred financing costs.

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

(9)
Includes the purchase of master lease assets for $117.1 million.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following discussion and analysis explains the results of our operations for fiscal 2010 and 2009 and developments affecting our financial condition as of January 29, 2011. This discussion and analysis below should be read in conjunction with Item 6 "Selected Consolidated Financial Data," and our consolidated financial statements and the notes included elsewhere in this report. The discussion and analysis contains "forward looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Forward looking statements include management's expectations regarding implementation of its long-term strategic plan, future financial performance, automotive aftermarket trends, levels of competition, business development activities, future capital expenditures, financing sources and availability and the effects of regulation and litigation. Actual results may differ materially from the results discussed in the forward looking statements due to a number of factors beyond our control, including those set forth under the section entitled "Item 1A Risk Factors" elsewhere in this report.

Introduction

        The Pep Boys—Manny, Moe & Jack is the only national chain offering automotive service, tires, parts and accessories. This positioning allows us to streamline the distribution channel and pass the savings on to our customers facilitating our vision to be the automotive solutions provider of choice for the value-oriented customer. The majority of our stores are in a Supercenter format, which serves both "do-it-for-me" ("DIFM", which includes service labor, installed merchandise and tires) and "do-it-yourself" ("DIY") customers with the highest quality service offerings and merchandise. Most of our Supercenters also have a commercial sales program that provides delivery of tires, parts and other products to automotive repair shops and dealers. In 2009, as part of our long-term strategy to lead with automotive service, we began complementing our existing Supercenter store base with Service & Tire Centers. These Service & Tire Centers are designed to capture market share and leverage our existing Supercenter and support infrastructure. During fiscal 2010, we opened 28 new Service & Tire Centers and seven new Supercenters. We are targeting a total of 50 new Service & Tire Centers and five Supercenters in fiscal 2011 and 75 Service & Tire Centers and 10 Supercenters in fiscal 2012. As of January 29, 2011, we operated 560 Supercenters and 53 Service & Tire Centers, as well as 8 legacy Pep Express (retail only) stores throughout 35 states and Puerto Rico.

EXECUTIVE SUMMARY

        Fiscal 2010 was our second consecutive profitable year marked by an increase in net earnings of $13.6 million, or 59%. Fiscal 2010 net earnings were $36.6 million as compared to $23.0 million in fiscal 2009. Our diluted earnings per share for fiscal 2010 were $0.69 as compared to $0.44 in fiscal 2009. The increase in profitability was the result of positive comparable store sales across all lines of business and improved total gross profit margins partially offset by higher selling, general and administrative expenses and higher interest expense.

        Total revenue for fiscal 2010 increased 4.1% compared to the prior year. For fiscal 2010, our comparable store sales (sales generated by locations in operation during the same period of the prior year) increased by 2.7% compared to a decrease of 1.2% for the prior year. The increase in comparable store sales was comprised of a 1.1% increase in comparable store service revenue and a 3.1% increase in comparable store merchandise sales.

        Sales of services and non-discretionary products are primarily impacted by miles driven, which had returned to pre-recession low single-digit growth rates from March 2010 through November 2010, in part due to lower gasoline prices. As gasoline prices in recent months have been trending higher, we expect to see a negative impact on miles driven. However, we cannot predict future fluctuations in gasoline prices, nor the ultimate impact of such fluctuations on miles driven in future periods. There are also various factors occurring within the current economy that affect both our consumer and our industry, including the impact of the recent recession, higher unemployment and a tighter credit environment, which we believe have aided our sales of non-discretionary product and services as customers have focused on maintaining their existing vehicles rather than purchasing new vehicles. Despite the recent increase in new car sales (which still remain significantly below historical levels), the median age of the U.S. light vehicle fleet continues to trend in our industry's favor. Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will impact us in the future. However, these same trends have negatively impacted sales in our discretionary product categories like accessories and complementary merchandise since fiscal 2009, although the rate of decline has moderated significantly since then.

        In 2010, we continued our "surround sound" media campaign that utilizes television, radio and direct mail advertising to communicate our "DOES EVERYTHING. FOR LESS." brand vision and focused on "execution excellence" in our stores in order earn the TRUST of our customers every day. We believe these efforts are responsible for increased customer traffic in our stores in all lines of business for fiscal 2010.

RESULTS OF OPERATIONS

        The following discussion explains the material changes in our results of operations for the years ended January 29, 2011 and January 30, 2010 and January 31, 2009.

Analysis of Statement of Operations

        The following table presents, for the periods indicated, certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues					Percentage Change
Year ended	Jan 29, 2011 (Fiscal 2010)		Jan 30, 2010 (Fiscal 2009)		Jan 31, 2009 (Fiscal 2008)	Fiscal 2010 vs. Fiscal 2009	Fiscal 2009 vs. Fiscal 2008
Merchandise sales	80.4%		80.3%		81.4%	4.2%	(2.3)%
Service revenue(1)	19.6		19.7		18.6	3.5	5.4

Total revenues	100.0		100.0		100.0	4.1	(0.9)

Costs of merchandise sales(2)	69.5	(3)	70.7	(3)	71.9 (3)	(2.4)	3.9
Costs of service revenue(2)	91.1	(3)	90.1	(3)	93.0 (3)	(4.7)	(2.1)
Total costs of revenues	73.7		74.6		75.9	(2.9)	2.6
Gross profit from merchandise sales	30.5	(3)	29.3	(3)	28.1 (3)	8.7	1.9
Gross profit from service revenue	8.9	(3)	9.9	(3)	7.0 (3)	(7.3)	49.6
Total gross profit	26.3		25.4		24.1	7.5	4.4
Selling, general and administrative expenses	22.2		22.5		25.2	(2.8)	11.3
Net gain from disposition of assets	0.1		0.1		0.5	103.4	(87.5)
Operating profit (loss)	4.2		3.0		(0.5)	44.7	676.6
Non-operating income	0.1		0.1		0.1	15.4	14.9
Interest expense	1.3		1.1		1.4	(23.2)	19.8
Earnings (loss) from continuing operations before income taxes	2.9		2.0		(1.8)	55.4	207.5
Income tax expense (benefit)	36.4	(4)	35.9	(4)	17.6 (4)	(57.5)	(320.0)
Earnings (loss) from continuing operations	1.9		1.3		(1.5)	54.2	183.6
Discontinued operations, net of tax	—		(0.1)		(0.1)	49.9	32.3

Net earnings (loss)	1.8		1.2		(1.6)	59.0	175.7

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

(4)
As a percentage of earnings (loss) from continuing operations before income taxes.

Fiscal 2010 vs. Fiscal 2009

        Total revenue and comparable store sales for fiscal 2010 increased 4.1% and 2.7%, respectively, over the prior year. Total revenue for fiscal 2010 increased by $77.7 million to $1,988.6 million from $1,910.9 million in fiscal 2009. The 2.7% increase in comparable store revenues consisted of a 1.1% increase in comparable store service revenue and a 3.1% increase in comparable store merchandise sales. While our total revenue figures were favorably impacted by our opening of 35 new stores in fiscal

2010, a new store is not added to our comparable store sales base until it reaches its 13th month of operation. Non-comparable store sales contributed an additional $25.9 million of total revenues in fiscal 2010 as compared to fiscal 2009. Total comparable store sales increased due to growth in customer counts in all three lines of business combined with an increase in the total average transaction amount per customer.

        Total merchandise sales increased 4.2%, or $64.5 million, to $1,598.2 million in fiscal 2010 as compared to $1,533.6 million in fiscal 2009. Comparable store merchandise sales increased 3.1%, or $47.7 million, as compared to the prior year, driven primarily by increased customer counts across all lines of business as well as an increase in the average transaction amount per customer. The balance of the increase in merchandise sales was due to the contribution from our non-comparable stores. Total service revenue increased 3.5%, or $13.2 million, to $390.5 million in fiscal 2010 compared to $377.3 million in fiscal 2009. Comparable store service revenue increased 1.1%, or $4.2 million, as compared to the prior year, due to higher customer counts partially offset by a decrease in average transaction amount per customer. The balance of the increase in service revenue was primarily due to the contribution from our non-comparable store base which accounted for an additional $9.0 million of service revenue.

        In fiscal 2010, comparable customer count increased versus fiscal 2009 in all lines of business due to our traffic-driving promotional events and rewards program and our improved customer experience resulting from better store execution. Our core automotive parts and tires categories, which make up approximately 79% of our merchandise sales, experienced a 3.6% increase in comparable store sales. We believe that utilizing innovative marketing programs to communicate our value-priced, differentiated merchandise assortment will continue to drive increased customer counts and that our continued focus on delivering a better customer experience than our competitors will convert those increased customer counts into sales improvements consistently over all lines of business.

        Gross profit from merchandise sales increased by $39.0 million, or 8.7%, to $487.8 million in fiscal 2010 from $448.8 million in fiscal 2009. Gross profit margin from merchandise sales increased to 30.5% for fiscal 2010 from 29.3% for fiscal 2009. Gross profit from merchandise sales for fiscal 2010 included a net benefit of $6.2 million comprised of a $5.9 million reduction in our reserve for excess inventory (see below) and the reversal of an inventory related accrual of approximately $1.0 million partially offset by an $0.8 million asset impairment charge. Gross profit from merchandise sales for fiscal 2009 included a net benefit of $0.4 million comprised of the reversal of inventory related accruals of approximately $2.0 million and a $0.6 million gain from an insurance settlement, largely offset by a $2.2 million asset impairment charge. Excluding these items from both years, gross profit margin from merchandise sales improved by 90 basis points to 30.1% in fiscal 2010 from 29.2% in the prior year. This improvement was primarily due to less inventory shrinkage, lower defective product expense and increased merchandise sales, which better leveraged fixed store occupancy costs such as rent and utilities and warehousing costs such as payroll and out bound freight-costs.

        In fiscal 2010 we reduced our reserve for excess inventory by $5.9 million, of which $4.6 million was recorded in the fourth quarter, as a result of significant improvements in the quality of our inventory, including: (i) improving inventory management, including timely return of excess product to vendors for full credit; (ii) maintaining relatively flat inventory levels despite the investment in new stores; (iii) reducing inventory lead times and safety stock requirements, including consolidating slow-moving hard parts inventory into one centrally located warehouse, which led to significant reductions in slower moving parts inventory at our distribution centers; and (iv) increasing our inventory turnover ratio, which is reflected in our increased comparable store sales.

        Gross profit from service revenue decreased by $2.7 million, or 7.3%, to $34.6 million in fiscal 2010 from $37.3 million in the prior year. Gross profit margin from service revenue decreased to 8.9% for fiscal 2010 from 9.9% for fiscal 2009. Gross profit from service revenue for fiscal 2010 included a

$0.2 million asset impairment charge related to previously closed stores. Gross profit from service revenue for fiscal 2009 included a $0.7 million asset impairment charge related to previously closed stores. Excluding these items from both years, gross profit margin from service revenue decreased to 8.9% for fiscal 2010 from 10.1% in the prior year. The decrease in gross profit from service revenue was due to the opening of new Service & Tire Centers, which while in their ramp up stage for sales incur their full amount of fixed expenses, including payroll and occupancy costs (rent, utilities and building maintenance). Our new Service & Tire Centers negatively impacted gross margins by 134 basis points in fiscal 2010. Excluding the impact of new Service & Tire Centers and the impairment charges described above, gross profit from service revenue increased to 10.7% for fiscal 2010 from 10.5% for fiscal 2009. The increase in gross profit, exclusive of new locations, was primarily due to increased service revenues which better leveraged fixed store occupancy costs and, to a lesser extent, labor costs.

        Selling, general and administrative expenses as a percentage of revenue decreased to 22.2% in fiscal 2010 from 22.5% in fiscal 2009. Selling, general and administrative expenses increased $12.0 million, or 2.8%, to $442.2 million. The increase was primarily due to higher payroll and related expenses of $5.6 million, higher media expense of $4.9 million and increased travel costs of $1.4 million. The reduction as a percentage of sales reflects improved leverage of selling, general and administrative expenses achieved through increased sales in fiscal 2010.

        Net gains from the disposition of assets increased by $1.3 million to $2.5 million in fiscal 2010 from $1.2 million in fiscal 2009. Fiscal 2010 includes $2.1 million in net settlement proceeds from the disposition of a previously closed property, while fiscal 2009 reflects an aggregate gain of $1.3 million from three store sale and leaseback transactions.

        Interest expense for fiscal 2010 was $26.7 million, an increase of $5.0 million, compared to $21.7 million in fiscal 2009. Interest expense for fiscal 2009 included a $6.2 million gain from the retirement of debt. Excluding this item, interest expense decreased by $1.2 million in fiscal 2010 compared to fiscal 2009 primarily due to reduced debt levels.

        Income tax expense for fiscal 2010 was $21.3 million, or an effective rate of 36.4%, as compared to $13.5 million, or an effective rate of 35.9%, for fiscal 2009. The fiscal 2010 effective tax rate includes a $2.1 million benefit related to the reduction of a valuation allowance on certain state net operating losses and credits. The fiscal 2009 effective tax rate includes a $1.2 million benefit due to the allocation of additional costs to certain jurisdictions thereby reducing past and future tax liabilities.

        As a result of the foregoing, we reported net earnings of $36.6 million for fiscal 2010, an increase of $13.6 million, or 59%, as compared to net earnings of $23.0 million for fiscal 2009. Our diluted earnings per share were $0.69 for fiscal 2010 as compared to $0.44 for fiscal 2009.

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

        Total merchandise sales decreased 2.3% to $1,533.6 million compared to $1,569.7 million in fiscal 2008. Total service revenue increased 5.4% to $377.3 million from $358.1 million in the prior year. The decrease in merchandise sales was primarily due to weaker sales in our retail business stemming from less discretionary spending by our customers and lower DIY customer counts. Excluding sales of discretionary products such as generators, electronics and transportation products, our DIY core automotive sales remained relatively flat year over year. Service revenues increased in fiscal 2009 as compared to fiscal 2008 primarily due to increased customer counts.

        During fiscal 2009, customer traffic generated by improved store execution, promotional events and an improved hard parts inventory position resulted in an increase in service and commercial customer count. However, total customer count declined as a result of a decrease in DIY customer count. We believe the decrease in retail customer count is due to reduced spending as a result of the current economic environment and our competitors continuing to open new stores as well as the result of the long-term industry decline in the DIY business, as discussed in the "Business" section of our Form 10-K. In addition, we carry a large assortment of more discretionary retail product that is more susceptible to consumer spending deferrals. We continue to believe that providing a differentiated merchandise assortment, better customer experience, low-price value proposition and innovative marketing will stem the overall decline in customer counts and sales over the long-term. In fact, customer count in our DIY space declined at a much lower rate in fiscal 2009 as compared to the prior year and we experienced our first increase in total customer count and sales in our third fiscal quarter since the first quarter of fiscal 2004, and the fourth quarter of fiscal 2006, respectively.

        Gross profit from merchandise sales increased by $8.3 million to $448.8 million for fiscal 2009 from $440.5 million in the prior year. Gross profit from merchandise sales increased to 29.3% for fiscal 2009 from 28.1% for fiscal 2008. Gross profit from merchandise sales in fiscal 2009 includes the reversal of inventory accruals of approximately $2.0 million established in the prior year related to our temporarily restricting the sale of certain small engine merchandise that was subject to an ongoing EPA inquiry and a gain from insurance settlements of $0.6 million, mostly offset by an asset impairment charge of $2.2 million as a result of continued declines in real estate values of previously closed locations. In the prior year, gross profit from merchandise sales included an asset impairment charge of $2.8 million and a $3.0 million inventory accrual due to the EPA inquiry referred to above. Excluding these adjustments from both years, gross profit from merchandise sales increased to 29.2% for fiscal 2009 from 28.4% in the prior year. Gross profit from merchandise sales increased despite a 2.3% decrease in merchandise sales as discussed above, primarily as a result of an improvement in inventory shrinkage, lower in-bound freight costs, lower warehousing costs (which declined by 40 basis points to 3.7% of merchandise sales) and lower store occupancy costs (which declined by 20 basis points to 11.4% of merchandise sales.) Warehousing costs declined primarily due to lower out-bound freight costs to stores and occupancy costs declined due to lower building maintenance costs and the elimination of equipment leasing costs.

        Gross profit from service revenue increased to 9.9% for fiscal 2009 from 7.0% in fiscal 2008. Gross profit from service revenue increased by $12.4 million, or 49.6%. Both the current year and the prior year gross profit from service revenue included an asset impairment charge related to previously closed stores of $0.7 million and $0.6 million, respectively. Excluding these adjustments from both years, gross profit from service revenues increased to 10.1% for fiscal 2009 from 7.1% in the prior year. The increase in gross profit was primarily due to increased service revenue which resulted in higher absorption of fixed expenses such as occupancy costs and, to a certain extent, labor costs.

        Selling, general and administrative expenses, decreased to 22.5% of total revenues in fiscal 2009 from 25.2% in fiscal 2008. Selling, general and administrative expenses decreased $54.8 million or 11.4%. The decrease was primarily due to lower media expense of $21.2 million, lower legal expenses and professional services fees of $13.3 million, reduced payroll and related expenses of $7.5 million, lower travel expenses of $2.3 million and improved general liability claims expense of $1.3 million.

        Net gains from the disposition of assets for fiscal 2009 and fiscal 2008 reflect gains of $1.2 million and $9.7 million, respectively, primarily as a result of sale leaseback transactions. The Company completed sale leaseback transactions on four stores during fiscal 2009, as compared to sale leaseback transactions on approximately 70 stores in fiscal 2008.

        Interest expense was $21.7 million in fiscal 2009, a decline of $5.3 million compared to the prior year. Fiscal 2009 and 2008 included gains from the retirement of debt of $6.2 million and $3.5 million, respectively. Fiscal 2008 also included a $1.2 million charge for deferred financing costs related to our revolving credit facility that was replaced. Excluding these items, interest expense declined by $1.4 million from fiscal 2008 to fiscal 2009 primarily due to reduced debt levels.

        Income tax expense was $13.5 million, or an effective rate of 35.9%, for fiscal 2009 as compared to an income tax benefit of $6.1 million, or an effective rate of 17.6%, for fiscal 2008. The current year effective tax rate includes a benefit of $1.2 million due to the allocation of additional costs to certain jurisdictions thereby reducing past and future tax liabilities. The prior year effective tax rate was impacted by the non-deductibility of certain expenses for tax purposes, the recognition of gain for tax on surrender of life insurance policies and the establishment of a valuation allowance on certain state net operating losses and credits.

        Loss from discontinued operations, net of tax, was $1.1 million in fiscal 2009 versus $1.6 million in fiscal 2008. Fiscal 2009 and 2008 included, on a pre-tax basis, impairment charges of $0.2 million and $1.9 million, respectively.

        As a result of the foregoing, we reported net earnings of $23.0 million for fiscal 2009, an increase of $53.5 million from our net loss of $30.4 million in fiscal 2008. Our basic and diluted earnings per share were $0.44 for fiscal 2009 as compared to our basic and diluted loss per share of $0.58 in the prior year.

Discontinued Operations

        The analysis of our results of continuing operations excludes the operating results of closed stores, where the customer base could not be maintained, which have been classified as discontinued operations for all periods presented.

Industry Comparison

        We operate in the U.S. automotive aftermarket, which has two general lines of business: (1) the Service business, defined as Do-It-For-Me (service labor, installed merchandise and tires) and (2) the Retail business, defined as Do-It-Yourself (retail merchandise) and commercial. Generally, specialized automotive retailers focus on either the Service or Retail area of the business. We believe that operation in both the Service and Retail areas positively differentiates us from most of our competitors. Although we manage our performance at a store level in aggregation, we believe that the following presentation, which includes the reclassification of revenue from merchandise that we install in customer vehicles to service center revenue, shows an accurate comparison against competitors within the two sales arenas. We compete in the Retail area of the business through our retail sales floor and commercial sales business. Our Service Center business competes in the Service area of the industry. The following table presents the revenues and gross profit for each area of the business.

	Fiscal Year ended
(dollar amounts in thousands)	January 29, 2011	January 30, 2010	January 31, 2009
Retail sales(1)	$1,046,772	$1,013,308	$1,058,021
Service center revenue(2)	941,869	897,630	869,767

Total revenues	$1,988,641	$1,910,938	$1,927,788

Gross profit from retail sales(3)	$306,176	$275,051	$273,262
Gross profit from service center revenue(4)	216,176	211,056	192,170

Total gross profit	$522,352	$486,107	$465,432

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

CAPITAL & LIQUIDITY

Capital Resources and Needs

        Our cash requirements arise principally from (1) the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, (2) debt service and (3) contractual obligations. Cash flows realized through the sales of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by operating activities was $117.2 million for fiscal 2010, as compared to $87.2 million for fiscal 2009. The $30.0 million improvement was due to increased net earnings (net of non-cash adjustments) of $24.9 million and a favorable change in operating assets and liabilities of $5.9 million, offset by an increase in cash used in discontinued operations of $0.9 million. The change in operating assets and liabilities was primarily due to a favorable change in merchandise inventories net of accounts payable of $4.8 million. Taking into consideration changes in our trade payable program liability (shown as cash flows from financing activities on the consolidated statement of cash flows), inventory net of accounts payable improved by $24.8 million primarily due to increased inventory purchases and an improvement in our vendor trade payable terms. The ratio of accounts payable, including our trade payable program, to inventory was 47.3% at January 29, 2011, and 42.4% at January 30, 2010. The favorable change in all other long-term assets and liabilities was due to increased accruals for payroll tax in the current year due to timing of payments to taxing authorities mostly offset by a discretionary contribution to our defined benefit pension plan of $5.0 million (see Note 13 to the consolidated financial statements) in the current year.

        Cash used in investing activities was $72.1 million for fiscal 2010 as compared to $29.9 million for fiscal 2009. Capital expenditures were $70.3 million and $43.2 million, for fiscal 2010 and fiscal 2009, respectively. Capital expenditures for fiscal 2010, in addition to our regularly-scheduled store and distribution center improvements, included the addition of seven new Supercenters and 28 new Service & Tire Centers and the upgrade of our store systems hardware. During fiscal 2010, we sold seven properties classified as held for disposal for net proceeds of $4.3 million, of which $0.6 million is included in discontinued operations, completed one sale leaseback transaction for net proceeds of $1.6 million and received $2.1 million in net settlement proceeds from the disposition of a previously closed property. During fiscal 2009, we sold four properties classified as held for disposal for net proceeds of $3.6 million, of which $1.8 million is reported in discontinued operations, and completed four leaseback transactions for net proceeds of $12.9 million. During fiscal 2009, we acquired substantially all of the assets (other than real property) of Florida Tire, Inc. for $2.7 million. In connection with the acquisition, we recorded a contingent liability of $1.7 million, of which $0.3 million was paid in fiscal 2010. During fiscal 2010, we used $9.6 million as collateral for retained liabilities included within existing insurance programs in lieu of previously outstanding letters of credit. This collateral is recorded within Other Long-Term Assets on the Consolidated Balance Sheet as of January 29, 2011.

        Our targeted capital expenditures for fiscal 2011 are expected to be approximately $80.0 million. Our fiscal 2011 capital expenditures include the addition of approximately 50 Service & Tire Centers, five Supercenters and the conversion of 24 Supercenters into Superhubs. These expenditures are expected to be funded by cash on hand and net cash generated from operating activities. Additional capacity, if needed, exists under our existing line of credit.

        In fiscal 2010, cash provided by financing activities was $5.8 million, as compared to cash used in financing activities of $39.4 million in the prior year. The $45.2 million improvement was primarily due to increased net borrowings under our trade payable program of $20.0 million combined with the net repayment, in fiscal 2009, of $23.9 million of borrowings under our credit facility. The trade payable program is funded by various bank participants who have the ability, but not the obligation, to purchase, directly from our vendors, account receivables owed by Pep Boys. In fiscal 2010, we increased the availability under this financing program to $100.0 million from $50.0 million in fiscal 2009. As of January 29, 2011 and January 30, 2010, we had an outstanding balance (classified as trade payable program liability on the consolidated balance sheet) of $56.3 million and $34.1 million, respectively. Additionally, in fiscal 2010, we repurchased $10.0 million of our outstanding 7.50% Senior Subordinated Notes for $10.2 million. In fiscal 2009 we repurchased $17.0 million of the 7.50% Senior Subordinated Notes for $10.7 million.

        We anticipate that cash on hand and cash generated by operating activities will exceed our expected cash requirements in fiscal year 2010. In addition, we expect to have excess availability under our existing revolving credit agreement during the entirety of fiscal year 2011. As of January 29, 2011, we had no borrowings on our revolving credit facility and undrawn availability of $138.2 million.

        Our working capital was $203.4 million and $205.5 million at January 29, 2011 and January 30, 2010, respectively. Our long-term debt less current maturities, as a percentage of our total capitalization, was 38.2% and 40.9% at January 29, 2011 and January 30, 2010, respectively.

  Contractual Obligations

        The following chart represents our total contractual obligations and commercial commitments as of January 29, 2011:

Contractual Obligations	Total	Within 1 year	From 1 to 3 years	From 3 to 5 years	After 5 years
	(dollars amounts in thousands)
Long-term debt(1)	$296,201	$1,079	$147,557	$147,565	$—
Operating leases	747,617	86,730	166,052	147,435	347,400
Expected scheduled interest payments on long-term debt	71,526	21,498	40,234	9,794	—
Other long-term obligations(2)	20,830	—	—	—	—

Total contractual obligations	$1,136,174	$109,307	$353,843	$304,794	$347,400

(1)
Long-term debt includes current maturities.

(2)
Primarily includes pension obligation of $12.4 million, income tax liabilities and asset retirement obligations. We made voluntary contributions of $5.0 million and $19.9 million to our pension plans in fiscal 2010 and 2008, respectively. Future plan contributions are dependent upon actual plan asset returns and interest rates. See Note 13 of the Notes to Consolidated Financial Statements in "Item 8 Financial Statements and Supplementary Data" for further discussion of our pension plans. The above table does not reflect the timing of projected settlements for our recorded asset retirement obligation costs of $5.6 million, income tax liabilities of $2.8 million and pension obligation of $12.4 million because we cannot make a reliable estimate of the timing of the related cash payments.

Commercial Commitments	Total	Within 1 year	From 1 to 3 years	From 3 to 5 years	After 5 years
	(dollar amounts in thousands)
Commercial letters of credit	$259	$259	$—	$—	$—
Standby letters of credit	107,583	107,331	252	—	—
Surety bonds	10,256	10,256	—	—	—
Purchase obligations(1)(2)	5,048	5,048	—	—	—

Total commercial commitments	$123,146	$122,894	$252	$—	$—

(1)
Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time. We currently do not have minimum purchase commitments under our vendor supply agreements and generally, our open purchase orders (orders that have not been shipped) are not binding agreements. Those purchase obligations that are in transit from our vendors at January 29, 2011 that we do not have legal title to are considered commercial commitments.

(2)
In fiscal 2010, we entered into a commercial commitment to purchase 1.5 million gallons of oil products at various prices over a one-year period. At January 29, 2011, we expect to meet the cumulative minimum purchase requirements under this contract and to completely satisfy and terminate this contract during fiscal 2011.

  Long-term Debt

  7.50% Senior Subordinated Notes, due December 2014

        On December 14, 2004, we issued $200.0 million aggregate principal amount of 7.50% Senior Subordinated Notes (the "Notes") due December 15, 2014. During fiscal 2010 and 2009, the Company repurchased Notes in the principal amount of $10.0 million and $17.0 million, respectively. On January 29, 2011, the outstanding balance of these Notes was $147.6 million.

  Senior Secured Term Loan Facility, due October 2013

        Our Senior Secured Term Loan (the "Term Loan") is due October, 2013. This facility is secured by a collateral pool consisting of real property and improvements associated with our stores, which is adjusted periodically based upon real estate values and borrowing levels. Interest accrues at the London Interbank Offered Rate (LIBOR) plus 2.0% on this facility.

        As of January 29, 2011, 126 stores collateralized the Senior Secured Term Loan. The outstanding balance under the Term Loan at the end of fiscal 2010 was $148.6 million. The $1.1 million decline in the outstanding balance was due to quarterly principal payments of $0.3 million.

  Revolving Credit Agreement, through January 2014

        On January 16, 2009, we entered into a Revolving Credit Agreement (the "Agreement") with available borrowings up to $300.0 million. Our ability to borrow under the Revolving Credit Agreement is based on a specific borrowing base consisting of inventory and accounts receivable. Total incurred fees of $6.8 million were capitalized and are being amortized over the five year life of the facility. The interest rate on this credit line is LIBOR or Prime plus 2.75% to 3.25% based upon the then current availability under the Agreement. Fees based on the unused portion of the Agreement range from 37.5 to 75.0 basis points. As of January 29, 2011, there were no outstanding borrowings under the Agreement.

        The weighted average interest rate on all debt borrowings during fiscal 2010 and 2009 was 6.3% and 4.2%, respectively.

  Other Matters

        Several of our debt agreements require compliance with covenants. The most restrictive of these requirements is contained in our Revolving Credit Agreement. During any period when the availability under the Revolving Credit Agreement drops below the greater of $50.0 million or 17.5% of the borrowing base, we are required to maintain a consolidated fixed charge coverage ratio of at least 1.1:1.0, calculated as the ratio of (a) EBITDA (net income plus interest charges, provision for taxes, depreciation and amortization expense, non-cash stock compensation expenses and other non-recurring, non-cash items) minus capital expenditures and income taxes paid to (b) the sum of debt service charges and restricted payments made. The failure to satisfy this covenant would constitute an event of default under the Revolving Credit Agreement, which would result in a cross-default under our 7.50% Senior Subordinated Notes and Senior Secured Term Loan.

        As of January 29, 2011, the Company had no borrowings outstanding under the Revolving Credit Agreement, additional availability of approximately $138.2 million and was in compliance with its financial covenants.

  Other Contractual Obligations

        We have a vendor financing program which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by us directly from our vendors. The total availability under the new program was $100.0 million as of January 29, 2011. There was an outstanding balance of $56.3 million and $34.1 million under this program as of January 29, 2011 and January 30, 2010, respectively.

        We have letter of credit arrangements in connection with our risk management, import merchandising and vendor financing programs. We were contingently liable for $0.3 million in outstanding commercial letters of credit as of January 29, 2011, and $107.6 million and $103.3 million in outstanding standby letters of credit as of January 29, 2011 and January 30, 2010, respectively.

        We are also contingently liable for surety bonds in the amount of approximately $10.3 million and $10.2 million as of January 29, 2011 and January 30, 2010, respectively. The surety bonds guarantee certain of our payments (for example utilities, easement repairs, licensing requirements and customs fees).

  Off-balance Sheet Arrangements

        We lease certain property and equipment under operating leases and lease financings which contain renewal and escalation clauses, step rent provisions, capital improvements funding and other lease concessions. These provisions are considered in the calculation of our minimum lease payments which are recognized as expense on a straight-line basis over the applicable lease term. Any lease payments that are based upon an existing index or rate are included in our minimum lease payment calculations. Total operating lease commitments as of January 29, 2011 were $747.6 million.

  Pension and Retirement Plans

        The Company has a Supplemental Executive Retirement Plan (SERP). This unfunded plan had a defined benefit component that provided key employees designated by the Board of Directors with retirement and death benefits. Retirement benefits were based on salary and bonuses; death benefits were based on salary. Benefits paid to a participant under the defined pension plan are deducted from the benefits otherwise payable under the defined benefit portion of the SERP. On January 31, 2004, we amended and restated our SERP. This amendment converted the defined benefit portion of the SERP to a defined contribution portion for certain unvested participants and all future participants. On December 31, 2008, the Company terminated the defined benefit portion of the SERP with a $14.4 million payment and recorded a charge of $6.0 million. The SERP currently consists of only the defined contribution plan which we refer to as our "Account Plan."

        The Company has a qualified 401(k) savings plan and a separate savings plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation. For fiscal 2010 and 2009, the Company's contributions were conditional upon the achievement of certain pre-established financial performance goals which were met. The Company's savings plans' contribution expense was $3.0 million, $3.1 million and $3.3 million in fiscal 2010, 2009 and 2008, respectively.

        We also have a defined benefit pension plan covering our full-time employees hired on or before February 1, 1992. As of December 31, 1996, the Company froze the accrued benefits under the plan and active participants became fully vested. The plan's trustee will continue to maintain and invest plan assets and will administer benefits payments. Pension plan assets are stated at fair market value and are composed primarily of money market funds and collective trust funds primarily invested in equity and fixed income investments.

        The expense under these plans for fiscal 2010, 2009 and 2008 was $6.3 million, $6.4 million and $11.9 million, respectively. The fiscal 2008 pension expense includes a SERP settlement charge of $6.0 million. Pension expense is calculated based upon a number of actuarial assumptions, including an expected return on plan assets of 6.95% and a discount rate of 6.1%. In developing the expected return on asset assumptions, we evaluated input from our actuaries, including their review of asset class return expectations. The discount rate utilized for the pension plans is based on a model bond portfolio with durations that match the expected payment patterns of the plans. We continue to evaluate our actuarial assumptions and make adjustments as necessary for the existing plans. While we had no minimum funding requirement during fiscal 2010, we made a $5.0 million discretionary contribution to the defined benefit pension plan in October 2010. In fiscal 2008, we contributed an aggregate of $19.9 million to our pension plans to fund the retirement obligations and for the termination of the defined benefit portion of the SERP. Based upon the current status of the plans, we do not expect to make any cash contributions in fiscal 2011. See Note 13 of Notes to Consolidated Financial Statements in "Item 8 Financial Statements and Supplementary Data" for further discussion of our pension plans.

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

        We believe that the following represent our more critical estimates and assumptions used in the preparation of the consolidated financial statements:

  •
  Inventory is stated at lower of cost, as determined under the last-in, first-out (LIFO) method, or market. Our inventory, consisting primarily of auto parts and accessories, is used on vehicles typically having longer lives. Because of this, along with our historical experience of returning most excess inventory to our vendors for full credit, the risk of obsolescence is minimal. We establish a reserve for excess inventory for instances where less than full credit will be received for such returns and where we anticipate items will be sold at retail prices that are less than recorded costs. The reserve is based on management's judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where we received less than full credit from vendors for product returns.

    In fiscal 2010, we reduced our reserve for excess inventory by $5.9 million to $5.4 million from $11.3 million primarily due to improvement in inventory management practices, including timely return of product to vendors for full credit. However, in future periods we may be exposed to material losses should our vendors alter their policy with regard to accepting excess inventory returns.

    A 10% difference in our inventory reserves as of January 29 2011, would have affected net income by approximately $0.3 million in fiscal 2010.

  •
  We record reserves for future sales returns, customer incentives, warranty claims and inventory shrinkage. The reserves are based on expected returns of products and historical claims and inventory shrinkage experience. If actual experience differs from historical levels, revisions in our estimates may be required. A 10% change in these reserves at January 29, 2011 would have affected net earnings by approximately $0.8 million for fiscal 2010.

  •
  We have risk participation arrangements with respect to workers' compensation, general liability, automobile liability, other casualty coverages and health care insurance, including stop loss coverage with third party insurers to limit our total exposure. A reserve for the liabilities associated with these agreements is established using generally accepted actuarial methods followed in the insurance industry and our historical claims experience. The amounts included in our costs related to these arrangements are estimated and can vary based on changes in assumptions, claims experience or the providers included in the associated insurance programs. A 10% change in our self-insurance liabilities at January 29, 2011 would have affected net earnings by approximately $4.5 million for fiscal 2010.

  •
  We have significant pension costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and mortality rates. We are required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension costs or liabilities may occur in the future due to changes in the assumptions. The following table highlights the sensitivity of our pension obligation and expense to changes in these assumptions, assuming all other assumptions remain constant:

Change in Assumption (dollars in thousands)	Impact on Annual Pension Expense	Impact on Projected Benefit Obligation
0.50 percentage point decrease in discount rate	Increase $405	Increase $3,095
0.50 percentage point increase in discount rate	Decrease $405	Decrease $3,095
5.00 percentage point decrease in expected rate of return on assets	Increase $135	—
5.00 percentage point increase in expected rate of return on assets	Decrease $135	—
  •
  We periodically evaluate our long-lived assets for indicators of impairment. Management's judgments, including judgments related to store cash flows, are based on market and operating conditions at the time of evaluation. Future events could cause management's conclusion on impairment to change, requiring an adjustment of these assets to their then current fair market value.

  •
  We have a share-based compensation plan, which includes stock options and restricted stock units, or RSUs. We account for our share-based compensation plans on a fair value basis. We determine the fair value of our stock options at the date of the grant using the Black-Scholes option-pricing model. The RSUs are awarded at a price equal to the market price of our underlying stock on the date of the grant. In situations where we have granted stock options and RSUs with market conditions, we have used Monte Carlo simulations in estimating the fair value of the award. The pricing model and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include the expected life of stock options, expected stock price volatility, future employee stock option exercise behaviors and the estimate of award forfeitures. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are different from these assumptions, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. In addition, significant changes in these assumptions could materially impact our share-based compensation expense on future awards. A 10% change in our share-based compensation expense for fiscal 2010 would have affected net earnings by approximately $0.2 million.

  •
  We are required to estimate our income taxes in each of the jurisdictions in which we operate. This requires us to estimate our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment and valuation of inventories, for tax and accounting purposes. We determine our provision for income taxes based on federal and state tax laws and regulations currently in effect. Legislation changes currently proposed by certain states in which we operate, if enacted, could increase our transactions or activities subject to tax. Any such legislation that becomes law could result in an increase in our state income tax expense and our state income taxes paid, which could have a material effect on our net earnings.

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

    The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not more-likely-than-not, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted. Actual results could differ from this assessment if adequate taxable income is not generated in future periods from either operations or projected tax planning strategies. We had net deferred tax assets of $9.7 million at January 29, 2011.

RECENT ACCOUNTING STANDARDS

        In March 2007, the FASB issued guidance on accounting for split dollar life insurance arrangements which was included in ASC 718 "Compensation—Stock Compensation." This ASC provides guidance on determining whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded. ASC 718 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. The original guidance for accounting for split dollar life insurance arrangements was effective for fiscal years beginning after December 15, 2007. The adoption of ASC 718 resulted in a $1.2 million net of tax charge to retained earnings on February 3, 2008.

        In October 2009, the FASB issued Accounting Standards Update ("ASU") 2009-13 "Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force," ("ASU 2009-13"). This update eliminates the residual method of allocation and requires that consideration be allocated to all deliverables using the relative selling price method. ASU 2009-13 is effective for material revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have a material impact on the consolidated financial statements.

        In January 2010, the FASB issued ASU 2010-06 "Fair Value Measurements—Improving Disclosures on Fair Value Measurements" ("ASU 2010-06"). This guidance requires new disclosures surrounding transfers in and out of level 1 or 2 in the fair value hierarchy and also requires that the reconciliation of level 3 inputs includes separately reported information on purchases, sales, issuances and settlements. The increased disclosures should be reported for each class of assets or liabilities.

ASU 2010-06 also clarifies existing disclosures for the level of disaggregating, disclosures about valuation techniques and inputs used to determine level 2 or 3 fair value measurements and includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances or settlements in the roll forward activity for level 3 fair value measurements which are effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company's consolidated financial statements.

        In December 2010, the FASB issued ASU 2010-29 "Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations" (ASU 2010-29). This accounting standard update clarifies that SEC registrants presenting comparative financial statements should disclose in their pro forma information revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The Company does not believe the adoption of those requirements of ASU 2010-29 will have a material impact on the consolidated results of operations and financial condition.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has market rate exposure in its financial instruments due to changes in interest rates and prices.

Variable and Fixed Rate Debt

        The Company's Revolving Credit Agreement bears interest at LIBOR or Prime plus 2.75% to 3.25% based upon the then current availability under the facility. At January 29, 2011, there were no outstanding borrowings under the agreement. Additionally, the Company has a Senior Secured Term Loan facility with a balance of $148.6 million at January 29, 2011, that bears interest at three month LIBOR plus 2.00%. Excluding our interest rate swap, a one percent change in the LIBOR rate would have affected net earnings by approximately $1.0 million for fiscal 2010. The risk related to changes in the three month LIBOR rate are substantially mitigated by our interest rate swap.

        At January 29, 2011, the fair value of the Company's fixed rate debt instruments, principally the $147.6 million 7.50% Senior Subordinated Notes, due December 15, 2014, was $149.8 million. At January 30, 2010, the fair value of the Company's fixed rate debt instruments, principally the $157.6 million 7.50% Senior Subordinated Notes, due December 15, 2014, was $148.9 million. The Company determines fair value on its fixed rate debt by using quoted market prices and current interest rates.

Interest Rate Swaps

        The Company entered into an interest rate swap for a notional amount of $145.0 million that is designated as a cash flow hedge on the first $145.0 million of the Company's Senior Secured Term Loan facility. The interest rate swap converts the variable LIBOR portion of the interest payments to a fixed rate of 5.036% and terminates in October 2013. As of January 29, 2011 and January 30, 2010, the fair value of the swap was a net $16.4 million payable recorded within other long-term liabilities on the balance sheet.

Other

        In the second quarter of fiscal 2010, the Company entered into a price stability agreement ("Agreement") that is also designated as a cash flow hedge. This Agreement is intended to hedge the price risks associated with the market volatility of retail gasoline. This hedge is deemed to be fully effective and all adjustments in the hedge's fair value have been recorded to accumulated other comprehensive loss. The effect of this Agreement on the Company's condensed consolidated financial statements is immaterial. This Agreement expired on January 31, 2011.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pep Boys—Manny, Moe & Jack
Philadelphia, Pennsylvania

        We have audited the accompanying consolidated balance sheets of The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 29, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pep Boys—Manny, Moe & Jack and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 11, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
April 11, 2011

CONSOLIDATED BALANCE SHEETS

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands, except share data)

	January 29, 2011	January 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$90,240	$39,326
Accounts receivable, less allowance for uncollectible accounts of $1,551 and $1,488	19,540	22,983
Merchandise inventories	564,402	559,118
Prepaid expenses	28,542	24,784
Other current assets	60,337	65,428
Assets held for disposal	475	4,438

Total current assets	763,536	716,077

Property and equipment—net	700,981	706,450
Deferred income taxes	66,019	58,171
Other long-term assets	26,136	18,388

Total assets	$1,556,672	$1,499,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$210,440	$202,974
Trade payable program liability	56,287	34,099
Accrued expenses	236,028	242,416
Deferred income taxes	56,335	29,984
Current maturities of long-term debt	1,079	1,079

Total current liabilities	560,169	510,552

Long-term debt less current maturities	295,122	306,201
Other long-term liabilities	70,046	73,933
Deferred gain from asset sales	152,875	165,105
Commitments and contingencies
Stockholders' equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	295,361	293,810
Retained earnings	402,600	374,836
Accumulated other comprehensive loss	(17,028)	(17,691)
Treasury stock, at cost—15,971,910 shares and 16,164,074 shares	(271,030)	(276,217)

Total stockholders' equity	478,460	443,295

Total liabilities and stockholders' equity	$1,556,672	$1,499,086

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands, except per share data)

Year ended	January 29, 2011	January 30, 2010	January 31, 2009
Merchandise sales	$1,598,168	$1,533,619	$1,569,664
Service revenue	390,473	377,319	358,124

Total revenues	1,988,641	1,910,938	1,927,788

Costs of merchandise sales	1,110,380	1,084,804	1,129,162
Costs of service revenue	355,909	340,027	333,194

Total costs of revenues	1,466,289	1,424,831	1,462,356

Gross profit from merchandise sales	487,788	448,815	440,502
Gross profit from service revenue	34,564	37,292	24,930

Total gross profit	522,352	486,107	465,432

Selling, general and administrative expenses	442,239	430,261	485,044
Net gain from disposition of assets	2,467	1,213	9,716

Operating profit (loss)	82,580	57,059	(9,896)
Non-operating income	2,609	2,261	1,967
Interest expense	26,745	21,704	27,048

Earnings (loss) from continuing operations before income taxes and discontinued operations	58,444	37,616	(34,977)
Income tax expense (benefit)	21,273	13,503	(6,139)

Earnings (loss) from continuing operations before discontinued operations	37,171	24,113	(28,838)
Loss from discontinued operations, net of tax benefit of $(291), $(580) and $(857)	(540)	(1,077)	(1,591)

Net earnings (loss)	$36,631	$23,036	$(30,429)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations	$0.71	$0.46	$(0.55)
Loss from discontinued operations, net of tax	(0.01)	(0.02)	(0.03)

Basic earnings (loss) per share	$0.70	$0.44	$(0.58)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations	$0.70	$0.46	$(0.55)
Loss from discontinued operations, net of tax	(0.01)	(0.02)	(0.03)

Diluted earnings (loss) per share	$0.69	$0.44	$(0.58)

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands, except share data)

	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Retained Earnings				Benefit Trust	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance, February 2, 2008	68,557,041	$68,557	$296,074	$406,819	(14,609,094)	$(227,291)	$(14,183)	$(59,264)	$470,712

Effect of Split Dollar accounting, net of tax				(1,165)					(1,165)
Comprehensive loss:
Net loss				(30,429)					(30,429)
Changes in net unrecognized other postretirement benefit costs, net of tax of ($566)							(958)		(958)
Fair market value adjustment on derivatives, net of tax of ($1,734)							(2,934)		(2,934)

Total comprehensive loss									(34,321)
Cash dividends ($.27 per share)				(14,111)					(14,111)
Effect of stock options and related tax benefits			(1,154)	(37)	3,750	60			(1,131)
Effect of restricted stock unit conversions			(4,935)		279,458	4,512			(423)
Stock compensation expense			2,743						2,743
Dividend reinvestment plan				(2,407)	201,865	3,259			852

Balance, January 31, 2009	68,557,041	68,557	292,728	358,670	(14,124,021)	(219,460)	(18,075)	(59,264)	423,156

Comprehensive income:
Net earnings				23,036					23,036
Changes in net unrecognized other postretirement benefit costs, net of tax of $352							595		595
Fair market value adjustment on derivatives, net of tax of ($125)							(211)		(211)

Total comprehensive income									23,420
Cash dividends ($.12 per share)				(6,286)					(6,286)
Reclassification of Benefits Trust					(2,195,270)	(59,264)		59,264	—
Effect of stock options and related tax benefits				(209)	22,000	355			146
Effect of restricted stock unit conversions			(1,493)		81,726	1,321			(172)
Stock compensation expense			2,575						2,575
Dividend reinvestment plan				(375)	51,491	831			456

Balance, January 30, 2010	68,557,041	68,557	293,810	374,836	(16,164,074)	(276,217)	(17,691)	—	443,295

Comprehensive income:
Net earnings				36,631					36,631
Changes in net unrecognized other postretirement benefit costs, net of tax of $344							582		582
Fair market value adjustment on derivatives, net of tax of $48							81		81

Total comprehensive income									37,294
Cash dividends ($.12 per share)				(6,323)					(6,323)
Effect of stock options and related tax benefits				(2,023)	96,590	2,608			585
Effect of restricted stock unit conversions			(1,946)		61,042	1,647			(299)
Stock compensation expense			3,497						3,497
Dividend reinvestment plan				(521)	34,532	932			411

Balance, January 29, 2011	68,557,041	$68,557	$295,361	$402,600	(15,971,910)	$(271,030)	$(17,028)	$—	$478,460

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands)

	Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Cash flows from operating activities:
Net earnings (loss)	$36,631	$23,036	$(30,429)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) continuing operations:
Net loss from discontinued operations	540	1,077	1,591
Depreciation and amortization	74,151	70,529	73,207
Amortization of deferred gain from asset sales	(12,602)	(12,325)	(10,285)
Stock compensation expense	3,497	2,575	2,743
Loss (gain) from debt retirement	200	(6,248)	(3,460)
Deferred income taxes	18,572	13,446	(6,258)
Net gain from dispositions of assets	(2,467)	(1,213)	(9,716)
Loss from asset impairment	970	2,884	3,427
Other	(479)	345	537
Changes in operating assets and liabilities:
Decrease in accounts receivable, prepaid expenses and other	7,060	7,175	23,904
(Increase) decrease in merchandise inventories	(5,284)	7,039	(3,779)
Increase (decrease) in accounts payable	7,466	(9,640)	(33,083)
Decrease in accrued expenses	(8,394)	(13,238)	(34,993)
(Decrease) increase in other long-term liabilities	(1,200)	2,384	(11,992)

Net cash provided by (used in) continuing operations	118,661	87,826	(38,586)
Net cash used in discontinued operations	(1,466)	(603)	(921)

Net cash provided by (used in) operating activities	117,195	87,223	(39,507)

Cash flows from investing activities:
Cash paid for master lease property	—	—	(117,121)
Cash paid for property and equipment	(70,252)	(43,214)	(34,762)
Proceeds from dispositions of assets	7,515	14,776	210,635
Life insurance proceeds received	—	—	15,588
Acquisition of Florida Tire, Inc.	(288)	(2,695)	—
Collateral investment and other	(9,638)	(500)	—

Net cash (used in) provided by continuing operations	(72,663)	(31,633)	74,340
Net cash provided by discontinued operations	569	1,762	4,386

Net cash (used in) provided by investing activities	(72,094)	(29,871)	78,726

Cash flows from financing activities:
Borrowings under line of credit agreements	21,795	249,704	205,162
Payments under line of credit agreements	(21,795)	(273,566)	(223,345)
Borrowings on trade payable program liability	347,068	192,324	196,680
Payments on trade payable program liability	(324,880)	(190,155)	(179,004)
Payments for finance issuance costs	—	—	(6,936)
Proceeds from lease financing	—	—	8,661
Long-term debt and capital lease obligation payments	(11,279)	(11,990)	(26,798)
Dividends paid	(6,323)	(6,286)	(14,111)
Other	1,227	611	878

Net cash provided by (used in) financing activities	5,813	(39,358)	(38,813)

Net increase in cash and cash equivalents	50,914	17,994	406
Cash and cash equivalents at beginning of year	39,326	21,332	20,926

Cash and cash equivalents at end of year	$90,240	$39,326	$21,332

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$23,098	$24,509	$26,548
Cash received from income tax refunds	$195	$921	$—
Cash paid for income taxes	$890	$4,768	$1,330
Non-cash investing activities:
Accrued purchases of property and equipment	$2,926	$1,738	$1,214

See notes to the consolidated financial statements

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of the Company's financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses, as well as the disclosure of contingent assets and liabilities and other related disclosures. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of the Company's assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and the Company includes any revisions to its estimates in the results for the period in which the actual amounts become known.

        The Company believes the significant accounting policies described below affect the more significant judgments and estimates used in the preparation of its consolidated financial statements. Accordingly, these are the policies the Company believes are the most critical to aid in fully understanding and evaluating the historical consolidated financial condition and results of operations.

        BUSINESS The Company operates in the U.S. automotive aftermarket, which has two general lines of business: (1) the Service business, defined as Do-It-For-Me, or "DIFM" (service labor, installed merchandise and tires) and (2) the Retail business, defined as Do-It-Yourself, or "DIY" (retail merchandise) and commercial. The Company's primary store format is the Supercenter, which houses both retail and repair services in one building. The Company currently operates stores in 35 states and Puerto Rico.

        FISCAL YEAR END The Company's fiscal year ends on the Saturday nearest to January 31. Fiscal 2010, which ended January 29, 2011, fiscal 2009, which ended January 30, 2010, and fiscal 2008 which ended January 31, 2009 were all comprised of 52 weeks.

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

        MERCHANDISE INVENTORIES Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $486.0 million

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and $482.0 million as of January 29, 2011 and January 30, 2010, respectively. During fiscal 2010, 2009 and 2008, the effect of LIFO layer liquidations on gross profit was immaterial.

        The Company's inventory, consisting primarily of auto parts and accessories, is used on vehicles typically having longer lives. Because of this, along with the Company's historical experience of returning excess inventory to the Company's vendors for full credit, the risk of obsolescence is minimal. The Company establishes a reserve for excess inventory for instances where less than full credit will be received for such returns and where the Company anticipates items will be sold at retail prices that are less than recorded costs. The reserve is based on management's judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where the Company received less than full credit from vendors for product returns.

        In fiscal 2010, the Company reduced its reserve for excess inventory by $5.9 million to $5.4 million from $11.3 million primarily due to improved inventory management, including timely return of excess product to vendors for credit. However, in future periods the Company may be exposed to material losses should the Company's vendors alter their policy with regard to accepting excess inventory returns.

        PROPERTY AND EQUIPMENT Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives: building and improvements, 5 to 40 years, and furniture, fixtures and equipment, 3 to 10 years. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost and accumulated depreciation are eliminated and the gain or loss, if any, is included in the determination of net income. Property and equipment information follows:

(dollar amounts in thousands)	January 29, 2011	January 30, 2010
Land	$204,023	$204,709
Buildings and improvements	848,268	826,804
Furniture, fixtures and equipment	685,481	695,072
Construction in progress	8,781	1,550
Accumulated depreciation and amortization	(1,045,572)	(1,021,685)

Property and equipment—net	$700,981	$706,450

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

payroll costs for employees devoting time to the software projects. These costs are amortized over a period not to exceed five years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred.

        TRADE PAYABLE PROGRAM LIABILITY In April 2009, the Company replaced the previously existing trade payable program with a new program which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by the Company directly from its vendors. The Company, in turn, makes the regularly scheduled full vendor payments to the bank participants.

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

        In evaluating income tax positions, the Company records liabilities for potential exposures. These tax liabilities are adjusted in the period actual developments give rise to such change. Those developments could be, but are not limited to, settlement of tax audits, expiration of the statute of limitations, and changes in the tax code and regulations, along with varying application of tax policy and administration within those jurisdictions. Refer to Note 8 for further discussion of income taxes and changes in unrecognized tax benefit during fiscal 2010.

        SALES TAXES The Company presents sales net of sales taxes in its consolidated statements of operations.

        REVENUE RECOGNITION The Company recognizes revenue from the sale of merchandise at the time the merchandise is sold and the product is delivered to the customer. Service revenues are recognized upon completion of the service. Service revenue consists of the labor charged for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials. The Company records revenue net of an allowance for estimated future returns. The Company establishes reserves for sales returns and allowances based on current sales levels and historical return rates. Revenue from gift card sales is recognized upon gift card redemption. The Company's gift cards do not have expiration dates. The Company recognizes breakage on gift cards when, among other things, sufficient gift card history is available to estimate potential breakage and the Company determines there are no legal obligations to remit the value of unredeemed gift cards to the relevant jurisdictions. Estimated breakage revenue is immaterial for all periods presented.

        In the first quarter of fiscal 2009, the Company launched a Customer Loyalty program. The program allows members to earn points for each qualifying purchase. Points earned allow members to

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

receive a certificate that may be redeemed on future purchases within 90 days of issuance. The retail value of points earned by loyalty program members is included in accrued liabilities as deferred income and recorded as a reduction of revenue at the time the points are earned, based on the historic and projected rate of redemption. The Company recognizes deferred revenue and the cost of the free products distributed to loyalty program members when the awards are redeemed. The cost of the free products distributed to program members is recorded within costs of revenues.

        A portion of the Company's transactions includes the sale of auto parts that contain a core component. These components represent the recyclable portion of the auto part. Customers are not charged for the core component of the new part if a used core is returned at the point of sale of the new part; otherwise the Company charges customers a specified amount for the core component. The Company refunds that same amount upon the customer returning a used core to the store at a later date. The Company does not recognize sales or cost of sales for the core component of these transactions when a used part is returned by the customer.

        COSTS OF REVENUES Costs of merchandise sales include the cost of products sold, buying, warehousing and store occupancy costs. Costs of service revenue include service center payroll and related employee benefits, service center occupancy costs and cost of providing free or discounted towing services to customers. Occupancy costs include utilities, rents, real estate and property taxes, repairs, maintenance, depreciation and amortization expenses.

        VENDOR SUPPORT FUNDS The Company receives various incentives in the form of discounts and allowances from its vendors based on purchases or for services that the Company provides to the vendors. These incentives received from vendors include rebates, allowances and promotional funds and are generally based upon a percentage of the gross amount purchased. Funds are recorded when title of goods purchased have transferred to the Company as the amount is known and not contingent on future events. The amount of funds to be received are subject to vendor agreements and ongoing negotiations that may be impacted in the future based on changes in market conditions, vendor marketing strategies and changes in the profitability or sell-through of the related merchandise for the Company.

        Generally vendor support funds are earned based on purchases or product sales. These incentives are treated as a reduction of inventories and are recognized as a reduction to cost of sales as the inventories are sold. Certain vendor allowances are used exclusively for promotions and to offset certain other direct expenses if the Company determines the allowances are for specific, identifiable incremental expenses. Such allowances were immaterial for all periods presented.

        WARRANTY RESERVE The Company provides warranties for both its merchandise sales and service labor. Warranties for merchandise are generally covered by the respective vendors, with the Company covering any costs above the vendor's stipulated allowance. Service labor is warranted in full by the Company for a limited specific time period. The Company establishes its warranty reserves based on historical experience. These costs are included in either costs of merchandise sales or costs of service revenue in the consolidated statement of operations.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The reserve for warranty activity for the years ended January 29, 2011 and January 30, 2010, respectively, are as follows:

(dollar amounts in thousands)
Balance, January 31, 2009	$797
Additions related to sales in the current year	15,572
Warranty costs incurred in the current year	(15,675)

Balance, January 30, 2010	694
Additions related to sales in the current year	12,261
Warranty costs incurred in the current year	(12,282)

Balance, January 29,2011	$673

        ADVERTISING The Company expenses the costs of advertising the first time the advertising takes place. Gross advertising expense for fiscal 2010, 2009 and 2008 was $57.5 million, $52.6 million and $73.7 million, respectively, and is recorded in selling, general and administrative expenses. No advertising costs were recorded as assets as of January 29, 2011 or January 30, 2010.

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

        DISCONTINUED OPERATIONS The Company's discontinued operations reflect the operating results for closed stores where the customer base could not be maintained. Loss from discontinued operations relates to expenses for previously closed stores and principally includes costs for rent, taxes, payroll, repairs and maintenance, asset impairments, and gains or losses on disposal.

        ACCOUNTING FOR STOCK-BASED COMPENSATION At January 29, 2011, the Company has two stock-based employee compensation plans, which are described in Note 14, "Equity Compensation Plans." Compensation costs relating to share-based payment transactions are recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award).

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        SEGMENT INFORMATION The Company has six operating segments defined by geographic regions which are Northeast, Mid-Atlantic, Southeast, Central, West and Southern CA. Each segment serves both DIY and DIFM lines of business. The Company aggregates all of its operating segments and has one reportable segment. Sales by major product categories are as follows:

	Year ended
(dollar amounts in thousands)	January 29, 2011	January 30, 2010	January 31, 2009
Parts and accessories	$1,261,678	$1,219,396	$1,255,975
Tires	336,490	314,223	313,689
Service labor	390,473	377,319	358,124

Total revenues	$1,988,641	$1,910,938	$1,927,788

        SIGNIFICANT SUPPLIERS During fiscal 2010, the Company's ten largest suppliers accounted for approximately 53% of merchandise purchased. No single supplier accounted for more than 20% of the Company's purchases. The Company has no long-term contracts or minimum purchase commitments under which the Company is required to purchase merchandise. Open purchase orders are based on current inventory or operational needs and are fulfilled by vendors within short periods of time and generally are not binding agreements.

        SELF INSURANCE The Company has risk participation arrangements with respect to workers' compensation, general liability, automobile liability, and other casualty coverages. The Company has a wholly owned captive insurance subsidiary through which it reinsures this retained exposure. This subsidiary uses both risk sharing treaties and third party insurance to manage this exposure. In addition, the Company self insures certain employee-related health care benefit liabilities. The Company maintains stop loss coverage with third party insurers through which it reinsures certain of its casualty and health care benefit liabilities. The Company records both liabilities and reinsurance receivables using actuarial methods utilized in the insurance industry based upon historical claims experience.

        RECLASSIFICATION Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on reported totals for assets, liabilities, shareholders' equity, cash flows or net income.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING STANDARDS

        In March 2007, the FASB issued guidance on accounting for split dollar life insurance arrangements which was included in ASC 718 "Compensation—Stock Compensation." This ASC provides guidance on determining whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded. ASC 718 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. The original guidance for accounting for split dollar life insurance arrangements was effective for fiscal years beginning after December 15, 2007. The adoption of ASC 718 resulted in a $1.2 million net of tax charge to retained earnings on February 3, 2008.

        In October 2009, the FASB issued Accounting Standards Update ("ASU") 2009-13 "Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force," ("ASU 2009-13"). This update eliminates the residual method of allocation and requires that consideration be allocated to all deliverables using the relative selling price method. ASU 2009-13 is effective for material revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have a material impact on the consolidated financial statements.

        In January 2010, the FASB issued ASU 2010-06 "Fair Value Measurements—Improving Disclosures on Fair Value Measurements" ("ASU 2010-06"). This guidance requires new disclosures surrounding transfers in and out of level 1 or 2 in the fair value hierarchy and also requires that the reconciliation of level 3 inputs includes separately reported information on purchases, sales, issuances and settlements. The increased disclosures should be reported for each class of assets or liabilities. ASU 2010-06 also clarifies existing disclosures for the level of disaggregating, disclosures about valuation techniques and inputs used to determine level 2 or 3 fair value measurements and includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances or settlements in the roll forward activity for level 3 fair value measurements which are effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company's consolidated financial statements.

        In December 2010, the FASB issued ASU 2010-29 "Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations" (ASU 2010-29). This accounting standard update clarifies that SEC registrants presenting comparative financial statements should disclose in their pro forma information revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The Company does not believe the adoption of those requirements of ASU 2010-29 will have a material impact on the consolidated results of operations and financial condition.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 2—BUSINESS COMBINATIONS

        On October 31, 2009, the Company acquired substantially all of the assets (other than real property) and certain liabilities of Florida Tire, Inc. ("Florida Tire"), a privately held automotive service and tire business located in the Orlando Florida area consisting of 10 service locations. The Company agreed to pay up to $4.4 million for Florida Tire including contingent consideration of $1.7 million. The Company has completed the purchase accounting for the Florida Tire acquisition and has recorded net assets of $4.4 million, including goodwill of $2.5 million.

NOTE 3—OTHER CURRENT ASSETS

        The following are the components of other current assets:

(dollar amounts in thousands)	January 29, 2011	January 30, 2010
Reinsurance receivable	$57,532	$61,599
Income taxes receivable	1,608	3,600
Other	1,197	229

Total	$60,337	$65,428

NOTE 4—ACCRUED EXPENSES

        The following are the components of accrued expenses:

(dollar amounts in thousands)	January 29, 2011	January 30, 2010
Casualty and medical risk insurance	$146,667	$150,006
Accrued compensation and related taxes	31,990	33,832
Sales tax payable	12,809	11,813
Other	44,563	46,765

Total	$236,029	$242,416

NOTE 5—DEBT AND FINANCING ARRANGEMENTS

        The following are the components of debt and financing arrangements:

(dollar amounts in thousands)	January 29, 2011	January 30, 2010
7.50% Senior Subordinated Notes, due December 2014	$147,565	$157,565
Senior Secured Term Loan, due October 2013	148,636	149,715
Revolving Credit Agreement, through January 2014	—	—

	296,201	307,280
Current maturities	(1,079)	(1,079)

Total	$295,122	$306,201

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 5—DEBT AND FINANCING ARRANGEMENTS (Continued)

  7.50% Senior Subordinated Notes, due December 2014

        On December 14, 2004, the Company issued $200.0 million aggregate principal amount of 7.50% Senior Subordinated Notes (the "Notes") due December 2014. During fiscal 2010 and 2009, the Company repurchased Notes in the principal amount of $10.0 million and $17.0 million, respectively, resulting in a loss from debt repurchases of $0.2 million and a gain from debt repurchases of $6.2 million, respectively.

  Senior Secured Term Loan Facility, due October 2013

        The Company has a Senior Secured Term Loan facility (the "Term Loan") due October 2013. This facility is secured by a collateral pool consisting of real property and improvements associated with stores, which is adjusted periodically based upon real estate values and borrowing levels. Interest accrues at the London Interbank Offered Rate (LIBOR) plus 2.0% on this facility. As of January 29, 2011, 126 stores collateralized the Term Loan.

  Revolving Credit Agreement, through January 2014

        On January 16, 2009, the Company entered into a new Revolving Credit Agreement (the "Agreement") with available borrowings up to $300.0 million. The Company's ability to borrow under the Revolving Credit Agreement is based on a specific borrowing base consisting of inventory and accounts receivable. Total fees of $6.8 million were capitalized and are being amortized over the five year life of the Agreement. The interest rate on this credit line is LIBOR or Prime plus 2.75% to 3.25% based upon the then current availability under the Agreement. Fees based on the unused portion of the facility range from 37.5 to 75.0 basis points. As of January 29, 2011, there were no outstanding borrowings under the Agreement.

        The weighted average interest rate on all debt borrowings during fiscal 2010 and 2009 was 6.3% and 4.2%, respectively.

  Other Matters

        Several of the Company's debt agreements require compliance with covenants. The most restrictive of these requirements is contained in the Revolving Credit Agreement. During any period the availability under the Agreement drops below the greater of $50,000 or 17.5% of the borrowing base, the Company is required to maintain a consolidated fixed charge coverage ratio of at least 1.1:1.0, calculated as the ratio of (a) EBITDA (net income plus interest charges, provision for taxes, depreciation and amortization expense, non-cash stock compensation expenses and other non-recurring, non-cash items) minus capital expenditures and income taxes paid to (b) the sum of debt service charges and restricted payments made. The failure to satisfy this covenant would constitute an event of default under the Agreement, which would result in a cross-default under the Notes and Term Loan.

        As of January 29, 2011, the Company had no borrowings outstanding under the Revolving Credit Agreement, additional availability of approximately $138.2 million and was in compliance with its financial covenants.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 5—DEBT AND FINANCING ARRANGEMENTS (Continued)

  Other Contractual Obligations

        On April 6, 2009, the Company entered into a vendor financing program with availability up to $50.0 million which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by the Company directly from vendors. The Company, in turn, makes the regularly scheduled full vendor payments to the bank participants. The availability under the program was subsequently increased to $100.0 million in December, 2010. There was an outstanding balance of $56.3 million and $34.1 million under the program as of January 29, 2011 and January 30, 2010, respectively.

        The Company has letter of credit arrangements in connection with its risk management, import merchandising and vendor financing programs. The Company was contingently liable for $0.3 million in outstanding commercial letters of credit as of January 29, 2011, and $107.6 million and $103.3 million in outstanding standby letters of credit as of January 29, 2011 and January 30, 2010, respectively.

        The Company is also contingently liable for surety bonds in the amount of approximately $10.3 million and $10.2 million as of January 29, 2011 and January 30, 2010, respectively. The surety bonds guarantee certain payments (for example utilities, easement repairs, licensing requirements and customs fees).

        The annual maturities of all long-term debt for the next five fiscal years are:

(dollar amounts in thousands) Fiscal Year		Long-Term Debt
2011	Senior Secured Term Loan, due October 2013	$1,079
2012	Senior Secured Term Loan, due October 2013	1,079
2013	Senior Secured Term Loan, due October 2013	146,478
2014	7.50% Senior Subordinated Notes, due December 2014	147,565
Thereafter		—

	Total	$296,201

        Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt including current maturities was $298.3 million and $290.8 million as of January 29, 2011 and January 30, 2010.

NOTE 6—LEASE AND OTHER COMMITMENTS

        During 2008, the Company sold 63 owned properties to an independent third party, and concurrent with the sale, entered into agreements to lease the properties back from the purchaser. Net proceeds from this sale were $211.5 million. Each lease has an initial term of 15 years, four five-year renewal options, and annual incremental rental increases that are 1.5% of the prior year's rentals. The Company immediately recognized a $7.7 million gain on the sale of these properties and deferred an $89.9 million gain. The Company determined that it had continuing involvement in two properties relating to an environmental indemnity and recorded $8.5 million of the transaction's total net proceeds as a borrowing and as a financing activity in the Statement of Cash Flows. Subsequently, during fiscal

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 6—LEASE AND OTHER COMMITMENTS (Continued)

2008, the Company provided the necessary documentation to satisfy its indemnity and removed its continuing involvement with these properties. The Company then recorded the sale of these two properties as sale-leaseback transactions and recorded a $4.0 million deferred gain. Of the total net proceeds for these properties, $76.0 million together with $41.2 million of cash on hand were used to finance the purchase of 29 properties for $117.1 million that were previously leased under a master operating lease.

        In fiscal 2009, the Company sold four properties to unrelated third parties. Net proceeds from these sales were $12.9 million. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over minimum lease terms of 15 years. Each property has a separate lease with an initial term of 15 years and four five-year renewal options. Every five years, the leases have rent increases of an amount equal to the lesser of 8% of the monthly rent due in the immediately preceding lease year or the percentage of the CPI increase between five year anniversaries. The Company classified these leases as operating leases, actively uses these properties and considers the leases as normal leasebacks. The Company recognized a gain of $1.2 million on the sale of these properties and recorded a deferred gain of $6.4 million.

        In fiscal 2010, the Company sold one property to an unrelated third party. Net proceeds from this sale were $1.6 million. Concurrent with this sale, the Company entered into an agreement to lease the property back from the purchaser over a minimum lease term of 15 years. The Company classified this lease as an operating lease. The Company actively uses this property and considers the lease as a normal leaseback. The Company recorded a deferred gain of $0.4 million.

        The aggregate minimum rental payments for all leases having initial terms of more than one year are as follows:

(dollar amounts in thousands) Fiscal Year	Operating Leases
2011	$86,730
2012	84,883
2013	81,169
2014	76,845
2015	70,590
Thereafter	347,400

Aggregate minimum lease payments	$747,617

        Rental expenses incurred for operating leases in fiscal 2010, 2009, and 2008 were $79.7 million, $75.3 million and $77.2 million, respectively, and are recorded primarily in cost of revenues. The deferred gain for all sale leaseback transactions is being recognized in costs of merchandise sales and costs of service revenues over the minimum term of these leases.

NOTE 7—ASSET RETIREMENT OBLIGATIONS

        The Company records asset retirement obligations as incurred and when reasonably estimable, including obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The obligation principally represents

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 7—ASSET RETIREMENT OBLIGATIONS (Continued)

the removal of leasehold improvements from stores upon termination of store leases. The obligations are recorded as liabilities at fair value using discounted cash flows and are accreted over the lease term. Costs associated with the obligations are capitalized and amortized over the estimated remaining useful life of the asset.

        The Company has recorded a liability pertaining to the asset retirement obligation in accrued expenses and other long-term liabilities on its consolidated balance sheet. Changes in assumptions reflect favorable experience with the rate of occurrence of obligations and expected settlement dates. The liability for asset retirement obligations activity from January 31, 2009 through January 29, 2011 is as follows:

(dollar amounts in thousands)
Asset retirement obligation at January 31, 2009	$7,130
Change in assumptions	(466)
Settlements	(154)
Accretion expense	214

Asset retirement obligation at January 30, 2010	6,724
Change in assumptions	(1,192)
Settlements	(120)
Accretion expense	194

Asset retirement obligation at January 29, 2011	$5,606

NOTE 8—INCOME TAXES

        The provision (benefit) for income taxes includes the following:

	Year Ended
(dollar amounts in thousands)	January 29, 2011	January 30, 2010	January 31, 2009
Current:
Federal	$—	$398	$(464)
State	491	(511)	1,276
Foreign	2,210	149	433
Deferred:
Federal(1)	20,309	13,820	(8,717)
State	(1,818)	42	754
Foreign	81	(395)	579

Total income tax expense/(benefit) from continuing operations(a)	$21,273	$13,503	$(6,139)

(1)
Excludes tax benefit recorded to discontinued operations of $0.3 million, $0.6 million and $0.9 million in fiscal 2010, 2009 and 2008, respectively.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 8—INCOME TAXES (Continued)

        A reconciliation of the statutory federal income tax rate to the effective rate for income tax expense (benefit) follows:

	Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Statutory tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal tax	2.4	2.4	(1.2)
Job credits	(0.3)	(0.9)	(1.5)
Texas law change impact	—	—	(6.4)
Tax uncertainty adjustment	0.2	(0.5)	(1.3)
Valuation allowance	(3.5)	—	8.9
Non deductible expenses	0.5	0.3	5.3
Stock compensation	0.2	0.8	3.9
Foreign taxes, net of federal	2.4	(0.7)	2.0
Officer's life insurance gain on surrender value	0.0	0.0	4.3
Other, net	(0.5)	(0.5)	3.4

	36.4%	35.9%	(17.6)%

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 8—INCOME TAXES (Continued)

        Items that gave rise to the deferred tax accounts are as follows:

(dollar amounts in thousands)	January 29, 2011	January 30, 2010
Deferred tax assets:
Employee compensation	$3,060	$3,293
Store closing reserves	1,064	1,741
Legal reserve	569	769
Benefit accruals	3,576	4,628
Net operating loss carryforwards—Federal	2,527	911
Net operating loss carryforwards—State	107,941	105,375
Tax credit carryforwards	17,086	18,503
Accrued leases	12,107	12,078
Interest rate derivatives	5,960	5,872
Deferred gain on sale leaseback	61,904	66,613
Deferred revenue	5,871	5,332
Other	2,570	2,523

Gross deferred tax assets	224,235	227,638
Valuation allowance	(104,486)	(108,416)

	119,749	119,222

Deferred tax liabilities:
Depreciation	$44,634	$34,601
Inventories	57,538	49,364
Real estate tax	3,132	2,885
Insurance and other	2,574	1,998
Gain on debt buyback	2,187	2,187

	110,065	91,035

Net deferred tax asset	$9,684	$28,187

        As of January 29, 2011 and January 30, 2010, the Company had available tax net operating losses that can be carried forward to future years. The Company has $2.5 million of deferred tax assets related to federal net operating loss carryforwards which begin to expire in 2027. The Company has $4.5 million of deferred tax assets related to state tax net operating loss carryforwards related to unitary filings of which 8% will expire in the next five years for which a full valuation allowance has been recorded. The balance of the Company's net operating loss carryforwards relate to separate company filing jurisdictions that will expire in various years beginning in 2011 for which full valuation allowances have been recorded.

        The tax credit carryforward at January 29, 2011 consists of $7.3 million of alternative minimum tax credits, $3.4 million of work opportunity credits and $6.4 million of state and Puerto Rico tax credits of which $3.3 million have full valuation allowances recorded against them. The tax credit carryforward at January 30, 2010 consists of $7.2 million of alternative minimum tax credits, $3.3 million of work

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 8—INCOME TAXES (Continued)

opportunity credits and $8.0 million of state and Puerto Rico tax credits of which $5.5 million have full valuation allowances recorded against them.

        The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. To the extent the Company believes it is more likely than not that the asset will not be recoverable, a valuation allowance must be established. The Company considers future projections of income and tax planning strategies, such as the potential sale of real estate to generate taxable income sufficient to utilize the deferred tax assets. To the extent the Company establishes a valuation allowance or changes the allowance in a future period, income tax expense will be impacted. After considering all this evidence, the Company released $3.2 million of gross valuation allowances on certain state net operating loss carryforwards and state credits during fiscal 2010.

        The Company and its subsidiaries file income tax returns in the U.S. federal, various states and Puerto Rico jurisdictions. The Company's U.S. federal returns for tax years 2004 and forward are subject to examination. State and local income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. In Puerto Rico, the 2004 through 2010 tax years are subject to examination by the Puerto Rico tax authorities. The Company has various state income tax returns in the process of examination.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollar amounts in thousands)	January 29, 2011	January 30, 2010	January 31, 2009
Unrecognized tax benefit balance at the beginning of the year	$2,411	$2,458	$3,847
Gross increases for tax positions taken in prior years	1,331	646	147
Gross decreases for tax positions taken in prior years	—	(526)	(831)
Gross increases for tax positions taken in current year	389	296	313
Settlements taken in current year	—	(271)	(311)
Lapse of statute of limitations	—	(192)	(707)

Unrecognized tax benefit balance at the end of the year	$4,131	$2,411	$2,458

        The Company recognizes potential interest and penalties for unrecognized tax benefits in income tax expense and, accordingly, the Company recognized no material income tax expense in fiscal 2010 and an income tax benefit of $0.4 million during fiscal 2009 related to potential interest and penalties associated with uncertain tax positions. At January 29, 2011, January 30, 2010, and January 31, 2009, the Company has recorded $0.2 million, $0.2 million, and $1.0 million, respectively, for the payment of interest and penalties which are excluded from the unrecognized tax benefit noted above.

        Unrecognized tax benefits include $1.4 million, $1.3 million, and $1.5 million, at January 29, 2011, January 30, 2010 and January 31, 2009, respectively, of tax benefits that, if recognized, would affect the Company's annual effective tax rate. The Company believes it is reasonably possible that the amount will increase or decrease within the next twelve months; however, it is not currently possible to estimate the impact of the change.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 9—STOCKHOLDERS' EQUITY

        On January 26, 2010, the Company terminated the flexible employee benefits trust (the "Trust") that was established on April 29, 1994 to fund a portion of the Company's obligations arising from various employee compensation and benefit plans. In accordance with the terms of the Trust, upon its termination, the Trust's sole asset, consisting of 2,195,270 shares of the Company's common stock, was transferred to the Company in exchange for the full satisfaction and discharge of all intercompany indebtedness then owed by the Trust to the Company. The termination of the Trust had no impact on the Company's consolidated financial statements, except for the reclassification of the shares within the shareholders equity section of the Company's Consolidated Balance Sheets. The Company uses its treasury shares to satisfy share requirements to its employees under its compensation plans and dividend reinvestment program.

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The following are the components of other comprehensive income (loss):

	Year Ended
(dollar amounts in thousands)	January 29, 2011	January 30, 2010	January 31, 2009
Net earnings (loss)	$36,631	$23,036	$(30,429)
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustment	582	595	(958)
Derivative financial instrument adjustment	81	(211)	(2,934)

Comprehensive income (loss)	$37,294	$23,420	$(34,321)

        The components of accumulated other comprehensive loss are:

	Year Ended
(dollar amounts in thousands)	January 29, 2011	January 30, 2010	January 31, 2009
Defined benefit plan adjustment, net of tax	$(6,576)	$(7,158)	$(7,753)
Derivative financial instrument adjustment, net of tax	(10,452)	(10,533)	(10,322)

Accumulated other comprehensive loss	$(17,028)	$(17,691)	$(18,075)

NOTE 11—STORE CLOSURES AND ASSET IMPAIRMENTS

        During fiscal 2010, the Company recorded an $0.8 million impairment charge related to two stores classified as held and used. The Company used a probability-weighted approach and estimates of expected future cash flows to determine the fair value of these stores. Discount and growth rate assumptions were derived from current economic conditions, management's expectations and projected trends of current operating results. The fair market value estimate is classified as a Level 3 measure within the fair value hierarchy. Of the $0.8 million impairment charge, $0.6 million was charged to merchandise cost of sales, and $0.2 million was charged to service cost of sales.

        During fiscal 2007, the Company recorded charges of $15.6 million related to store closures. The reserve balance includes remaining rent on leases net of sublease income, other contractual obligations

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 11—STORE CLOSURES AND ASSET IMPAIRMENTS (Continued)

associated with leased properties and employee severance. The following details the reserve activity for the three years in the period ended January 29, 2011.

(dollar amounts in thousands)	Severance and other costs	Lease Expenses	Total
Balance, February 2, 2008	$167	$3,574	$3,741
Accretion of present value of liabilities	—	300	300
Change in assumptions about future sublease income, lease termination, contractual obligations and severance	(109)	102	(7)
Cash payments	(58)	(1,864)	(1,922)

Balance, January 31, 2009	—	2,112	2,112
Accretion of present value of liabilities	—	111	111
Change in assumptions about future sublease income, lease termination	—	1,122	1,122
Cash payments	—	(1,095)	(1,095)

Balance, January 30, 2010	—	2,250	2,250
Accretion of present value of liabilities	—	81	81
Change in assumptions about future sublease income, lease termination	—	163	163
Cash payments	—	(1,253)	(1,253)

Balance, January 29, 2011	$—	$1,241	$1,241

        A store is classified as "held for disposal" when (i) the Company has committed to a plan to sell, (ii) the building is vacant and the property is available for sale, (iii) the Company is actively marketing the property for sale, (iv) the sale price is reasonable in relation to its current fair value and (v) the Company expects to complete the sale within one year. Assets held for disposal have been valued at the lower of their carrying amount or their estimated fair value, net of disposal costs. The fair value of these assets is estimated using market appraisals for comparable properties and is classified as a Level 2 (as described in Note 16) measure within the fair value hierarchy. No depreciation expense is recognized during the period the asset is held for disposal. Assets held for disposal follows:

(dollar amounts in thousands)	January 29, 2011	January 30, 2010
Land	$190	$2,980
Buildings and improvements	285	5,453
Accumulated depreciation	—	(3,995)

Property and equipment—net	$475	$4,438

Number of properties	1	8

        During fiscal 2010, the Company sold seven stores for $4.3 million and recorded a net gain of $0.5 million in earnings from continuing operations. The Company classifies the one remaining property as held for disposal as it continues to actively market the property at a price the Company believes reasonable given current market conditions and expects to sell this property within the next twelve months. In addition, during fiscal 2010, the Company recorded a $0.2 million impairment charge related to a store classified as held for disposal. The Company lowered its selling price reflecting declines in the commercial real estate market. Substantially all of this impairment was charged to merchandise cost of sales.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 11—STORE CLOSURES AND ASSET IMPAIRMENTS (Continued)

        During fiscal 2009, the Company sold four stores for $3.6 million and recorded a net gain of $0.2 million of which $0.1 million is reported in discontinued operations. The Company also decided to reopen one store and moved the carrying value of $1.7 million to property and equipment. During fiscal 2009 in response to a continuing weak real estate market, the Company reduced its prices for certain properties and recorded a $3.1 million impairment charge, of which $2.2 million was charged to merchandise cost of sales, $0.7 million was charged to service cost of sales and $0.2 million (pretax) was charged to discontinued operations.

        During fiscal 2008, the Company sold six stores for $6.7 million and recorded a net gain of $0.4 million of which $0.1 million is reported in discontinued operations. During fiscal 2008 in response to a continuing weak real estate market, the Company reduced its prices for certain properties and recorded a $5.4 million impairment charge, of which $2.8 million was charged to merchandise cost of sales, $0.6 million was charged to service cost of sales and $1.9 million (pretax) was charged to discontinued operations.

NOTE 12—EARNINGS PER SHARE

        Basic earnings per share is based on net earnings divided by the weighted average number of shares outstanding during the period. Stock options were dilutive in fiscal 2010 and 2009 and as such were included in the diluted earnings per share calculation. Stock options were anti-dilutive in fiscal 2008, as the Company generated a net loss, and are excluded from the diluted earnings per share calculation.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 12—EARNINGS PER SHARE (Continued)

        The following schedule presents the calculation of basic and diluted earnings per share for earnings (loss) from continuing operations:

		Year Ended
(dollar amounts in thousands, except per share amounts)		January 29, 2011	January 30, 2010	January 31, 2009
(a)	Earnings (loss) from continuing operations before discontinued operations	$37,171	$24,113	$(28,838)
	Loss from discontinued operations, net of tax benefit of $(291), $(580) and $(857)	(540)	(1,077)	(1,591)

	Net earnings (loss)	$36,631	$23,036	$(30,429)

(b)	Basic average number of common shares outstanding during period	52,677	52,397	52,136
	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	485	270	—

(c)	Diluted average number of common shares assumed outstanding during period	53,162	52,667	52,136

	Basic earnings (loss) per share:
	Earnings (loss) from continuing operations (a/b)	$0.71	$0.46	$(0.55)
	Discontinued operations, net of tax	(0.01)	(0.02)	(0.03)

	Basic earnings (loss) per share	$0.70	$0.44	$(0.58)

	Diluted earnings (loss) per share:
	Earnings (loss) from continuing operations (a/c)	$0.70	$0.46	$(0.55)
	Discontinued operations, net of tax	(0.01)	(0.02)	(0.03)

	Diluted earnings (loss) per share	$0.69	$0.44	$(0.58)

        Certain stock options were excluded from the calculations of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period then ended and therefore would be anti-dilutive. The total number of such shares excluded from the diluted earnings per share calculation were 978,000 and 1,125,000 as of January 29, 2011, and January 30, 2010, respectively. In fiscal 2008, all outstanding stock options and non-vested restricted stock units were excluded because they were anti-dilutive.

NOTE 13—BENEFIT PLANS

DEFINED BENEFIT AND CONTRIBUTION PLANS

        On December 31, 2008, the Company paid $14.4 million to terminate the defined benefit portion of its Supplemental Executive Retirement Plan (SERP) and recorded a $6.0 million settlement charge. The Company continues to maintain the non-qualified defined contribution portion of the SERP plan (Account Plan) for key employees designated by the Board of Directors. The Company's contribution

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 13—BENEFIT PLANS (Continued)

expense for the Account Plan was $1.2 million, $0.8 million and $0.2 million for fiscal 2010, 2009 and 2008, respectively.

        The Company has a qualified 401(k) savings plan and a separate savings plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation under both savings plans. The Company's savings plans' contribution expense was $3.0 million, $3.1 million and $3.3 million in fiscal 2010, 2009 and 2008, respectively.

        The Company also has a defined benefit pension plan covering full-time employees hired on or before February 1, 1992. As of December 31, 1996, the Company froze the accrued benefits under the plan and active participants became fully vested. The plan's trustee will continue to maintain and invest plan assets and will administer benefits payments. The Company uses a fiscal year end measurement date for determining benefit obligations and the fair value of plan assets of its plans. The actuarial computations are made using the "projected unit credit method." Variances between actual experience and assumptions for costs and returns on assets are amortized over the remaining service lives of employees under the plan.

        Pension expense follows:

	Year Ended
(dollar amounts in thousands)	January 29, 2011	January 30, 2010	January 31, 2009
Service cost	$—	$—	$110
Interest cost	2,561	2,539	3,346
Expected return on plan assets	(2,151)	(1,804)	(2,450)
Amortization of transitional obligation	—	—	150
Amortization of prior service cost	14	14	340
Recognized actuarial loss	1,672	1,766	975

Net periodic benefit cost	2,096	2,515	2,471
Settlement charge	—	—	6,005

Total pension expense	$2,096	$2,515	$8,476

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 13—BENEFIT PLANS (Continued)

        The following actuarial assumptions were used to determine benefit obligation and pension expense:

	Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Benefit obligation assumptions:
Discount rate	5.70%	6.10%	7.00%
Rate of compensation increase	N/A	N/A	N/A
Pension expense assumptions:
Discount rate	6.10%	7.00%	6.50%
Expected return on plan assets	6.95%	6.70%	6.70%
Rate of compensation expense	N/A	N/A	4.00	%(1)

(1)
Bonuses are assumed to be 25% of base pay for the SERP.

        The Company selected the discount rate for the benefit obligation at January 29, 2011 to reflect a rate commensurate with a model bond portfolio with durations that match the expected payment patterns of the plans. To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of a long-term rate of return on assets of 6.95% for fiscal 2010 and 6.70% for fiscal 2009 and 2008.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 13—BENEFIT PLANS (Continued)

        The following table sets forth the reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company's defined benefit plans:

	Year ended
(dollar amounts in thousands)	January 29, 2011	January 30, 2010
Change in benefit obligation:
Benefit obligation at beginning of year	$42,744	$36,996
Interest cost	2,561	2,539
Actuarial loss	2,454	4,626
Benefits paid	(1,641)	(1,417)

Benefit obligation at end of year	$46,118	$42,744

Change in plan assets:
Fair value of plan assets at beginning of year	$31,857	$27,692
Actual return on plan assets (net of expenses)	3,847	5,582
Employer contributions	5,000	—
Benefits paid	(1,641)	(1,417)

Fair value of plan assets at end of year	$39,063	$31,857

Unfunded status at fiscal year end	$(7,055)	$(10,887)

Net amounts recognized on consolidated balance sheet at fiscal year end
Noncurrent benefit liability (included in other long-term liabilities)	$(7,055)	$(10,887)

Net amount recognized at fiscal year end	$(7,055)	$(10,887)

Amounts recognized in accumulated other comprehensive income (pre-tax) at fiscal year end
Actuarial loss	$10,402	$11,316
Prior service cost	40	54

Net amount recognized at fiscal year end	$10,442	$11,370

Other comprehensive (income) loss attributable to change in pension liability recognition	$(928)	$(932)
Accumulated benefit obligation at fiscal year end	$46,118	$42,744
Other information
Employer contributions expected in fiscal 2011	$—	$—
Estimated actuarial loss and prior service cost amortization in fiscal 2011	$1,530	$1,642

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 13—BENEFIT PLANS (Continued)

        Benefit payments, including amounts to be paid from Company assets, as appropriate, are expected to be paid as follows:

(dollar amounts in thousands)
2012	$1,869
2013	1,984
2014	2,114
2015	2,232
2016	2,358
2017–2021	13,857

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

        The manager of the investments provides advice and recommendations to help the Committee discharge its fiduciary responsibilities in furtherance of the Plan's goals and objectives. The manager has the discretion to allocate assets among funds within each asset class to conform to strategic targets and ranges established by the Committee. The target asset allocation is 50% equity securities and 50% fixed income. The investment policy requires that the asset allocation be maintained within certain

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 13—BENEFIT PLANS (Continued)

ranges. The weighted average asset allocations and asset allocation ranges by asset category are as follows:

Weighted Average Asset Allocations

	January 29, 2011	January 30, 2010	Asset Allocation Ranges
Total equities	52%	48%	45–55%
Domestic equities	31%	32%	28–38%
Non-US equities	21%	17%	12–22%
Fixed income	48%	52%	45–55%

        The table below provides the fair values of the Company's pension plan assets at January 29, 2011, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category (see Note 16 for definition of levels). The significant amount of Level 2 investments in the table results from including in this category, investments in pooled funds that contain investments with values based on quoted market prices, but for which the funds are not valued on a quoted market basis, and fixed income securities that are valued using model based pricing services.

(dollar amounts in thousands) Asset Category	Fair Value at January 29, 2011	Level 1	Level 2	Level 3
Money market fund	$48	$48	$—	$—
Domestic equities
US Small/Mid Cap Growth	1,299	—	1,299	—
US Small/Mid Cap Value	1,298	—	1,298	—
US Large Cap Passive	9,566	—	9,566	—
Non-U.S. equities
Non-US Core Equity	8,087	—	8,087	—
Fixed income
Long Duration	13,271	—	13,271	—
Long Duration Passive	4,244	—	4,244	—
Guaranteed annuity contracts	1,250	—	—	1,250

Total	$39,063	$48	$37,765	$1,250

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 13—BENEFIT PLANS (Continued)

(dollar amounts in thousands) Asset Category	Fair Value at January 30, 2010	Level 1	Level 2	Level 3
Money market fund	$36	$36	$—	$—
Domestic equities
US Small/Mid Cap Growth	988	—	988	—
US Small/Mid Cap Value	996	—	996	—
US Large Cap Passive	8,110	—	8,110	—
Non-U.S. equities
Non-US Core Equity	5,279	—	5,279	—
Fixed income
Long Duration	6,702	—	6,702	—
Long Duration Passive	8,538	—	8,538	—
Guaranteed annuity contracts	1,208	—	—	1,208

Total	$31,857	$36	$30,613	$1,208

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

        Domestic equities, non-US equities, and both long duration fixed income securities consist of collective trust (CT) funds. CTs are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (equity securities and fixed income securities) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. CTs are valued at their net asset values (NAVs) that are calculated by the investment manager of the fund and have daily or monthly liquidity. These investments are classified within Level 2 of the fair value hierarchy.

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 13—BENEFIT PLANS (Continued)

        The following table provides a summary of changes in fair value of Level 3 financial assets during fiscal 2010:

(dollar amounts in thousands)	Fair Value
Balance, January 30, 2010	$1,208
Transfers from other investments	1,610
Interest income and gains	131
Administrative fees	(58)
Benefits paid during the period	(1,641)

Balance, January 29, 2011	$1,250

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

RABBI TRUST

        The Company establishes and maintains a deferred liability for the non-qualified deferred compensation plan and the Account Plan. The Company plans to fund this liability by remitting the officers' deferrals to a Rabbi Trust where these deferrals are invested in variable life insurance policies. These assets are included in non-current other assets. Accordingly, all gains and losses on these underlying investments, which are held in the Rabbi Trust to fund the deferred liability, are recognized in the Company's Consolidated Statement of Operations. Under these plans, there were liabilities of $6.2 million at January 29, 2011 and $3.4 million at January 30, 2010, respectively, which are recorded primarily in other long-term liabilities.

NOTE 14—EQUITY COMPENSATION PLANS

        The Company has a stock-based compensation plan originally approved by the stockholders on May 21, 1990 under which it has previously granted non-qualified stock options and incentive stock options to key employees and members of its Board of Directors. There are no awards remaining available for grant under the 1990 Plan. The Company has a stock-based compensation plan originally approved by the stockholders on June 2, 1999 under which it has previously granted and may continue to grant non-qualified stock options, incentive stock options and restricted stock units (RSUs) to key employees and members of its Board of Directors. On June 24, 2009, the stockholders renamed the 1999 Plan to the 2009 Plan, extended its terms to December 31, 2014 and increased the number of shares issuable thereunder by 1,500,000. As of January 29, 2011, there were 2,493,181 awards outstanding and 1,818,706 awards available for grant under the 2009 Plan.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 14—EQUITY COMPENSATION PLANS (Continued)

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

        The exercise price, term and other conditions applicable to future stock option and RSU grants under the 2009 plan are generally determined by the Board of Directors; provided that the exercise price of stock options must be at least 100% of the quoted market price of the common stock on the grant date. The Company currently satisfies all share requirements resulting from RSU conversions and option exercises from its treasury stock. The Company believes its treasury share balance at January 29, 2011 is adequate to satisfy such activity during the next twelve-month period.

        The following table summarizes the options under the plans:

	Fiscal Year 2010
	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	1,682,325	$8.14
Granted	307,653	10.30
Exercised	(96,590)	6.05
Forfeited	(26,477)	5.97
Expired	(35,109)	13.24

Outstanding—end of year	1,831,802	8.55

Vested and expected to vest options—end of year	1,785,734	8.56

Options exercisable—end of year	849,614	$10.66

        The following table summarizes information about options during the last three fiscal years (dollars in thousands except per option):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Weighted average fair value at grant date per option	$4.28	$2.10	$3.47
Intrinsic value of options exercised	$609	$43	$8

        The aggregate intrinsic value of outstanding options, exercisable options and expected to vest options at January 29, 2011 was $10.9 million, $3.8 million and $6.9 million, respectively. At January 29,

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 14—EQUITY COMPENSATION PLANS (Continued)

2011, the weighted average remaining contractual term of outstanding options, exercisable options and expected to vest options was 4.5 years, 3.2 years and 5.5 years, respectively. At January 29, 2011, there was approximately $1.6 million of total unrecognized pre-tax compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.3 years.

        The following table summarizes information about non-vested stock awards (RSUs) since January 30, 2010:

	Number of RSUs	Weighted Average Fair Value
Nonvested at January 30, 2010	232,593	$13.76
Granted	362,283	9.32
Forfeited	(11,962)	12.78
Vested	(150,583)	12.36

Nonvested at January 29, 2011	432,331	$10.16

        The following table summarizes information about RSUs during the last three fiscal years:

(dollar amounts in thousands)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Weighted average fair value at grant date per unit	$9.32	$9.18	$11.25
Fair value at vesting date	$1,861	$1,455	$5,441
Intrinsic value at conversion date	$809	$675	$1,586
Tax benefits realized from conversions	$301	$251	$589

        At January 29, 2011, there was approximately $2.7 million of total unrecognized pre-tax compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.

        The Company recognized approximately $1.4 million, $1.0 million, and $0.6 million of compensation expense related to stock options, and approximately $2.1 million, $1.6 million, and $2.1 million of compensation expense related to restricted stock units, included in selling, general and administrative expenses for fiscal 2010, 2009, and 2008, respectively. The related tax benefit recognized was approximately $1.3 million, $1.0 million and $1.0 million for fiscal 2010, 2009 and 2008, respectively.

        Expected volatility is based on historical volatilities for a time period similar to that of the expected term and the expected term of the options is based on actual experience. The risk-free rate is based on the U.S. treasury yield curve for issues with a remaining term equal to the expected term. The fair value of each option granted during fiscal 2010, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option-pricing model and, in certain situations where the grant includes

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 14—EQUITY COMPENSATION PLANS (Continued)

both a market and a service condition, the Month Carlo simulation model is used. The following are the weighted-average assumptions:

	Year ended
	January 29, 2011	January 30, 2010	January 31, 2009
Dividend yield	1.35%	2.3%	2.93%
Expected volatility	56%	65%	45%
Risk-free interest rate range:
High	2.0%	2.3%	3.2%
Low	0.9%	1.6%	2.7%
Ranges of expected lives in years	4–5	4–5	3–4

        During fiscal 2010, the Company granted approximately 105,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves certain financial targets for fiscal year 2012. The number of underlying shares that may be issued upon vesting will range from 0% to 150%, depending upon the Company achieving a return on invested capital target for fiscal year 2012. The fair value of these awards was $10.34 at the date of the grant. The Company also granted approximately 52,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company achieves a total shareholder return target in fiscal 2012. The number of underlying shares that may become exercisable will range from 0% to 175% depending upon whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $12.99 grant date fair value. The non-vested stock award table reflects the maximum vesting of underlying shares for performance and market based awards granted in 2010.

        During fiscal 2010, the Company granted approximately 52,000 restricted stock units to its non-employee directors of the board that vested immediately. In the first quarter of 2010, the Company granted approximately 61,000 restricted stock units related to officer's deferred bonus match under the Company's non-qualified deferred compensation plan, which vest over a three year period.

        The Company reflects in its consolidated statement of cash flows any tax benefits realized upon the exercise of stock options or issuance of RSUs in excess of that which is associated with the expense recognized for financial reporting purposes. The amounts reflected as financing cash inflows and operating cash outflows in the Consolidated Statement of Cash Flows for fiscal 2010, 2009 and 2008 are immaterial.

NOTE 15—INTEREST RATE SWAP AGREEMENT

        The Company entered into an interest rate swap for a notional amount of $145.0 million that is designated as a cash flow hedge on the first $145.0 million of the Company's Senior Secured Term Loan facility. The interest rate swap converts the variable LIBOR portion of the interest payments to a fixed rate of 5.036% and terminates in October 2013. As of January 29, 2011 and January 30, 2010, the fair value of the swap was a net $16.4 million payable recorded within other long-term liabilities on the balance sheet.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 16—FAIR VALUE MEASUREMENTS

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

  Cash equivalents:

        Cash equivalents, other than credit card receivables, include highly liquid investments with an original maturity of three months or less at acquisition. The Company carries these investments at fair value. As a result, the Company has determined that its cash equivalents in their entirety are classified as a Level 1 measure within the fair value hierarchy.

  Collateral investments:

        Collateral investments include monies on deposit that are restricted. The Company carries these investments at fair value. As a result, the Company has determined that its collateral investments are classified as a Level 1 measure within the fair value hierarchy.

  Derivative liability:

        The Company has one interest rate swap designated as a cash flow hedge on $145.0 million of the Company's Senior Secured Term Loan facility that expires in October 2013. The Company values this swap using observable market data to discount projected cash flows and for credit risk adjustments. The inputs used to value derivatives fall within Level 2 of the fair value hierarchy.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 16—FAIR VALUE MEASUREMENTS (Continued)

  Contingent consideration:

        The Company has recorded contingent consideration as a result of the acquisition of Florida Tire. The consideration may be paid to the seller on each six month anniversary of the closing date until the deferred purchase price is paid in full, subject to acceleration or cancellation clauses. The calculation of the contingent consideration is based on a weighted average probability scenario that includes management's assumptions on expected future cash flows. As a result, the Company has determined that contingent considerations are classified as a Level 3 measure within the fair value hierarchy.

        The following table provides information by level for assets and liabilities that are measured at fair value, on a recurring basis.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at January 29, 2011
(dollar amounts in thousands) Description		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$90,240	$90,240	$—	$—
Collateral investments(1)	9,638	9,638	—	—
Liabilities:
Current liabilities
Contingent consideration(2)	288	—	—	288
Other liabilities
Derivative liability(3)	16,424	—	16,424
Contingent consideration(3)	1,224	—	—	1,224

(1)
included in other long-term assets

(2)
included in accrued liabilities

(3)
included in other long-term liabilities

		Fair Value Measurements Using Inputs Considered as
	Fair Value at January 30, 2010
Description		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$39,326	$39,326	$—	$—
Liabilities:
Other long-term liabilities
Derivative liability(1)	16,401	—	16,401	—
Contingent consideration	1,660	—	—	1,660

(1)
included in other long-term assets

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 16—FAIR VALUE MEASUREMENTS (Continued)

        The following represents the impact of fair value accounting for the Company's derivative liability on its consolidated financial statements:

(dollar amounts in thousands)	Amount of Loss in Other Comprehensive Income (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion)
Fiscal 2010	$14	Interest expense	$6,905
Fiscal 2009	$373	Interest expense	$5,796

  Non-financial assets measured at fair value on a non-recurring basis:

        Certain assets are measured at fair value on a non-recurring basis, that is, the assets are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment. In response to a continuing weak real estate market, the Company reduced its prices for certain properties held for disposal and recorded impairment charges of $0.2 million, $3.1 million and $5.4 million in fiscal 2010, 2009 and 2008, respectively. The fair values were based on selling prices of comparable properties, net of expected disposal costs. These measures of fair value, and related inputs, are considered level 2 measures under the fair value hierarchy.

NOTE 17—LEGAL MATTERS

        In September 2006, the United States Environmental Protection Agency ("EPA") requested certain information from the Company as part of an investigation to determine whether the Company had violated the Clean Air Act and its non-road engine regulations. The information requested concerned certain generator and personal transportation merchandise offered for sale by the Company. In the fourth quarter of fiscal 2008, the United States Environmental Protection Agency ("EPA") informed the Company that it believed that the Company had violated the Clean Air Act by virtue of the fact that certain of this merchandise did not conform to their corresponding EPA Certificates of Conformity. During the third quarter of fiscal 2009, the Company and the EPA reached a settlement in principle of this matter requiring that the Company (i) pay a monetary penalty of $5.0 million, (ii) take certain corrective action with respect to certain inventory that had been restricted from sale during the course of the investigation, (iii) implement a formal compliance program and (iv) participate in certain non-monetary emission offset activities. The Company had previously accrued an amount equal to the agreed upon civil penalty and a $3.0 million contingency accrual with respect to the restricted inventory. During fiscal 2009, the Company reversed approximately $2.0 million of the inventory accrual as a portion of the subject inventory was released for sale by the EPA as remediation efforts had been completed. During the second quarter of fiscal 2010, the Company completed the remediation efforts and accordingly reversed approximately $1.0 million of the inventory accrual. Further, the Company reached an agreement with the merchandise vendor to cover the entire cost of retrofitting a portion of the remaining subject merchandise and to accept the balance of the subject inventory for return for full credit. During the second quarter of fiscal 2010, the formal settlement agreement between the Company and the EPA became effective and the Company paid the monetary penalty.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 17—LEGAL MATTERS (Continued)

        The Company is also party to various other actions and claims arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with all such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position. However, there exists a possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While the Company does not believe that the amount of such excess loss could be material to the Company's financial position, any such loss could have a material adverse effect on the Company's results of operations in the period(s) during which the underlying matters are resolved.

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)

						Earnings Per Share from Continuing Operations
								Earnings Per Share			Market Price Per Share
				Earnings from Continuing Operations
	Total Revenues	Gross Profit	Operating Profit							Cash Dividends Per Share
					Earnings	Basic	Diluted	Basic	Diluted		High	Low
Year Ended January 29, 2011
4th quarter	$477,389	$124,400	$17,605	$8,538	$8,365	$0.16	$0.16	$0.16	$0.16	$0.0300	$15.96	$11.37
3rd quarter	496,364	125,856	15,125	5,674	5,718	0.11	0.11	0.11	0.11	0.0300	12.00	8.82
2nd quarter	504,855	134,501	23,842	10,799	10,598	0.21	0.20	0.20	0.20	0.0300	13.26	7.86
1st quarter	510,033	137,595	26,008	12,160	11,950	0.23	0.23	0.23	0.23	0.0300	13.42	8.08
Year Ended January 30, 2010
4th quarter	$452,896	$110,047	$6,760	$2,835	$2,268	$0.05	$0.06	$0.04	$0.04	$0.0300	$9.29	$7.76
3rd quarter	472,643	118,269	10,056	2,357	2,124	0.05	0.04	0.04	0.04	0.0300	10.69	8.40
2nd quarter	488,911	128,190	18,692	7,858	7,735	0.15	0.15	0.15	0.15	0.0300	10.83	5.87
1st quarter	496,488	129,601	21,551	11,063	10,909	0.21	0.21	0.21	0.21	0.0300	8.52	2.76

  The sum of individual share amounts may not equal due to rounding.

        In the fourth quarter of 2010, the Company recorded a $4.6 million reduction to its reserve for excess inventory and an income tax benefit of $1.0 million related to the reduction of a valuation allowance on certain state net operating loss carryforwards and credits.

NOTE 19—SUPPLEMENTAL GUARANTOR INFORMATION

        The Company's Notes are fully and unconditionally and joint and severally guaranteed by certain of the Company's direct and indirectly wholly-owned subsidiaries—namely, The Pep Boys Manny Moe & Jack of California, The Pep Boys—Manny Moe & Jack of Delaware, Inc. (the "Pep Boys of Delaware"), Pep Boys—Manny Moe & Jack of Puerto Rico, Inc. and PBY Corporation (as of January 29, 2011), (collectively, the "Subsidiary Guarantors"). The Notes are not guaranteed by the Company's wholly owned subsidiary, Colchester Insurance Company.

        The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of January 29, 2011 and January 30, 2010 and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for fiscal 2010, 2009 and 2008 for (i) the Company ("Pep Boys") on a parent only basis, with its investment in

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 19—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

subsidiaries recorded under the equity method, (ii) the Subsidiary Guarantors on a combined basis including the consolidation by PBY Corporation of its wholly owned subsidiary, The Pep Boys Manny Moe & Jack of California, (iii) the subsidiary of the Company that does not guarantee the Notes, and (iv) the Company on a consolidated basis.

        On January 29, 2011, The Pep Boys—Manny, Moe & Jack of Pennsylvania made a capital contribution of $264.0 million to Pep Boys of Delaware consisting of intercompany receivables due from the latter. This contribution resulted in an increase in the Pep Boys' investment in subsidiaries and the Subsidiary Guarantors' stockholders' equity. On January 30, 2011, the Company merged PBY Corporation into Pep Boys of Delaware and accordingly, The Pep Boys Manny Moe & Jack of California became the wholly owned subsidiary of Pep Boys of Delaware. Had this merger occurred

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 19—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

prior to the end of fiscal year 2010, it would not have affected the presentation of the following condensed consolidating information.

CONDENSED CONSOLIDATING BALANCE SHEET

(dollar amounts in thousands) As of January 29, 2011	Pep Boys	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$52,214	$28,477	$9,549	$—	$90,240
Accounts receivable, net	8,976	10,564	—	—	19,540
Merchandise inventories	198,062	366,340	—	—	564,402
Prepaid expenses	11,839	17,649	16,202	(17,148)	28,542
Other current assets	2,260	461	62,655	(5,039)	60,337
Assets held for disposal	—	475	—	—	475

Total current assets	273,351	423,966	88,406	(22,187)	763,536

Property and equipment—net	236,853	452,230	30,862	(18,964)	700,981
Investment in subsidiaries	2,093,479	—	—	(2,093,479)	—
Intercompany receivable	—	1,375,958	79,270	(1,455,228)	—
Deferred income taxes	15,749	50,270	—	—	66,019
Other long-term assets	24,941	1,195	—	—	26,136

Total assets	$2,644,373	$2,303,619	$198,538	$(3,589,858)	$1,556,672

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$210,440	$—	$—	$—	$210,440
Trade payable program liability	56,287	—	—	—	56,287
Accrued expenses	23,341	62,168	167,667	(17,148)	236,028
Deferred income taxes	23,024	38,350	—	(5,039)	56,335
Current maturities of long-term debt	1,079	—	—	—	1,079

Total current liabilities	314,171	100,518	167,667	(22,187)	560,169

Long-term debt less current maturities	295,122	—	—	—	295,122
Other long-term liability	35,870	34,176	—	—	70,046
Deferred gain from asset sales	65,522	106,317	—	(18,964)	152,875
Intercompany liabilities	1,455,228	—	—	(1,455,228)	—
Total stockholders' equity	478,460	2,062,608	30,871	(2,093,479)	478,460

Total liabilities and stockholders' equity	$2,644,373	$2,303,619	$198,538	$(3,589,858)	$1,556,672

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 19—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

(dollar amounts in thousands) As of January 30, 2010	Pep Boys	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,844	$10,279	$3,203	$—	$39,326
Accounts receivable, net	13,032	9,951	—	—	22,983
Merchandise inventories	195,314	363,804	—	—	559,118
Prepaid expenses	12,607	15,070	14,255	(17,148)	24,784
Other current assets	1,101	2,667	67,038	(5,378)	65,428
Assets held for disposal	1,045	3,393	—	—	4,438

Total current assets	248,943	405,164	84,496	(22,526)	716,077

Property and equipment—net	232,115	462,128	31,544	(19,337)	706,450
Investment in subsidiaries	1,755,426	—	—	(1,755,426)	—
Intercompany receivable	—	1,058,132	83,953	(1,142,085)	—
Deferred income taxes	11,200	46,971	—	—	58,171
Other long-term assets	17,566	822	—	—	18,388

Total assets	$2,265,250	$1,973,217	$199,993	$(2,939,374)	$1,499,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$202,974	$—	$—	$—	$202,974
Trade payable program liability	34,099	—	—	—	34,099
Accrued expenses	24,042	62,106	173,429	(17,161)	242,416
Deferred income taxes	6,626	28,723	—	(5,365)	29,984
Current maturities of long-term debt	1,079	—	—	—	1,079

Total current liabilities	268,820	90,829	173,429	(22,526)	510,552

Long-term debt less current maturities	306,201	—	—	—	306,201
Other long-term liability	35,125	38,808	—	—	73,933
Deferred gain from asset sales	69,724	114,718	—	(19,337)	165,105
Intercompany liabilities	1,142,085	—	—	(1,142,085)	—
Total stockholders' equity	443,295	1,728,862	26,564	(1,755,426)	443,295

Total liabilities and stockholders' equity	$2,265,250	$1,973,217	$199,993	$(2,939,374)	$1,499,086

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 19—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(dollar amounts in thousands) Year ended January 29, 2011	Pep Boys	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidation/ Elimination	Consolidated
Merchandise sales	$550,017	$1,048,151	$—	$—	$1,598,168
Service revenue	140,716	249,757	—	—	390,473
Other revenue	—	—	22,944	(22,944)	—

Total revenues	690,733	1,297,908	22,944	(22,944)	1,988,641

Costs of merchandise sales	387,425	724,586	—	(1,631)	1,110,380
Costs of service revenue	124,675	231,387	—	(153)	355,909
Costs of other revenue	—	—	16,709	(16,709)	—

Total costs of revenues	512,100	955,973	16,709	(18,493)	1,466,289

Gross profit from merchandise sales	162,592	323,565	—	1,631	487,788
Gross profit from service revenue	16,041	18,370	—	153	34,564
Gross profit from other revenue	—	—	6,235	(6,235)	—

Total gross profit	178,633	341,935	6,235	(4,451)	522,352
Selling, general and administrative expenses	158,699	290,111	346	(6,917)	442,239
Net gain from dispositions of assets	1,873	594	—	—	2,467

Operating profit	21,807	52,418	5,889	2,466	82,580
Non-operating (expenses) income	(16,271)	81,965	2,468	(65,553)	2,609
Interest expenses (income)	65,422	26,497	(2,087)	(63,087)	26,745

(Loss) earnings from continuing operations before income taxes	(59,886)	107,886	10,444	—	58,444
Income tax (benefit) expenses	(20,064)	37,666	3,671	—	21,273
Equity in earnings of subsidiaries	76,519	—	—	(76,519)	—

Earnings (loss) from continuing operations	36,697	70,220	6,773	(76,519)	37,171
Loss from discontinued operations, net of tax	(66)	(474)	—	—	(540)

Net earnings (loss)	$36,631	$69,746	$6,773	$(76,519)	$36,631

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 19—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(dollar amounts in thousands) Year ended January 30, 2010	Pep Boys	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidation/ Elimination	Consolidated
Merchandise sales	$521,428	$1,012,191	$—	$—	$1,533,619
Service revenue	133,240	244,079	—	—	377,319
Other revenue	—	—	22,904	(22,904)	—

Total revenues	654,668	1,256,270	22,904	(22,904)	1,910,938

Costs of merchandise sales	363,320	723,116	—	(1,632)	1,084,804
Costs of service revenue	115,123	225,057	—	(153)	340,027
Costs of other revenue	—	—	19,821	(19,821)	—

Total costs of revenues	478,443	948,173	19,821	(21,606)	1,424,831

Gross profit from merchandise sales	158,108	289,075	—	1,632	448,815
Gross profit from service revenue	18,117	19,022	—	153	37,292
Gross profit from other revenue	—	—	3,083	(3,083)	—

Total gross profit	176,225	308,097	3,083	(1,298)	486,107
Selling, general and administrative expenses	151,008	282,700	318	(3,765)	430,261
Net gain from dispositions of assets	886	327	—	—	1,213

Operating profit	26,103	25,724	2,765	2,467	57,059
Non-operating (expenses) income	(15,516)	86,810	2,473	(71,506)	2,261
Interest expenses (income)	63,477	29,353	(2,087)	(69,039)	21,704

(Loss) earnings from continuing operations before income taxes	(52,890)	83,181	7,325	—	37,616
Income tax (benefit) expenses	(17,638)	28,559	2,582	—	13,503
Equity in earnings of subsidiaries	58,325	—	—	(58,325)	—

Earnings (loss) from continuing operations	23,073	54,622	4,743	(58,325)	24,113
Loss from discontinued operations, net of tax	(37)	(1,040)	—	—	(1,077)

Net earnings (loss)	$23,036	$53,582	$4,743	$(58,325)	$23,036

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 19—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(dollar amounts in thousands) Year ended January 31, 2009	Pep Boys	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidation/ Elimination	Consolidated
Merchandise sales	$531,068	$1,038,596	$—	$—	$1,569,664
Service revenue	124,206	233,918	—	—	358,124
Other revenue	—	—	22,939	(22,939)	—

Total revenues	655,274	1,272,514	22,939	(22,939)	1,927,788

Costs of merchandise sales	391,186	739,608	—	(1,632)	1,129,162
Costs of service revenue	110,515	222,831	—	(152)	333,194
Costs of other revenue	—	—	19,621	(19,621)	—

Total costs of revenues	501,701	962,439	19,621	(21,405)	1,462,356

Gross profit from merchandise sales	139,882	298,988	—	1,632	440,502
Gross profit from service revenue	13,691	11,087	—	152	24,930
Gross profit from other revenue	—	—	3,318	(3,318)	—

Total gross profit	153,573	310,075	3,318	(1,534)	465,432
Selling, general and administrative expenses	178,650	310,098	296	(4,000)	485,044
Net gain from dispositions of assets	3,392	6,324	—	—	9,716

Operating (loss) profit	(21,685)	6,301	3,022	2,466	(9,896)
Non-operating (expense) income	(15,383)	111,434	2,543	(96,627)	1,967
Interest expense (income)	90,313	34,281	(3,385)	(94,161)	27,048

(Loss) earnings from continuing operations before income taxes	(127,381)	83,454	8,950	—	(34,977)
Income tax (benefit) expense	(41,417)	32,192	3,086	—	(6,139)
Equity in earnings of subsidiaries	55,683	—	—	(55,683)	—

(Loss) earnings from continuing operations	(30,281)	51,262	5,864	(55,683)	(28,838)
Loss from discontinued operations, net of tax	(148)	(1,443)	—	—	(1,591)

Net (loss) earnings	$(30,429)	$49,819	$5,864	$(55,683)	$(30,429)

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 19—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollar amounts in thousands) January 29, 2011	Pep Boys	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidation Elimination	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$36,631	$69,746	$6,773	$(76,519)	$36,631
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) continuing operations:
Net loss from discontinued operations	66	474	—	—	540
Depreciation and amortization	28,143	45,699	682	(373)	74,151
Amortization of deferred gain from asset sales	(4,202)	(8,773)	—	373	(12,602)
Stock compensation expense	3,497	—	—	—	3,497
Equity in earnings of subsidiaries	(76,519)	—	—	76,519	—
Loss on debt retirement	200	—	—	—	200
Deferred income taxes	11,918	6,328	326	—	18,572
Gain from disposition of assets	(1,873)	(594)	—	—	(2,467)
Loss from asset impairments	970	—	—	—	970
Dividends received from subsidiary	2,466	—	—	(2,466)	—
Other	(272)	(207)	—	—	(479)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other	6,322	(1,359)	2,110	(13)	7,060
Increase in merchandise inventories	(2,748)	(2,536)	—	—	(5,284)
Increase in accounts payable	7,466	—	—	—	7,466
(Decrease) in accrued expenses	(2,210)	(435)	(5,762)	13	(8,394)
Increase (decrease) in other long-term liabilities	1,694	(2,894)	—	—	(1,200)

Net cash provided by (used in) continuing operations	11,549	105,449	4,129	(2,466)	118,661
Net cash used in discontinued operations	(64)	(1,402)	—	—	(1,466)
Net cash provided by (used in) operating activities	11,485	104,047	4,129	(2,466)	117,195

Cash flows from investing activities:
Cash paid for property and equipment	(33,182)	(37,070)	—	—	(70,252)
Proceeds from disposition of assets	2,957	4,558	—	—	7,515
Acquisition of Florida Tire, Inc.	(288)	—	—	—	(288)
Collateral investments	(9,638)	—	—	—	(9,638)

Net cash used in continuing operations	(40,151)	(32,512)	—	—	(72,663)
Net cash provided by discontinued operations	—	569	—	—	569

Net cash used in investing activities	(40,151)	(31,943)	—	—	(72,094)

Cash flows from financing activities:
Borrowings under line of credit agreements	7,606	14,189	—	—	21,795
Payments under line of credit agreements	(7,606)	(14,189)	—	—	(21,795)
Borrowings on trade payable program liability	347,068	—	—	—	347,068
Payments on trade payable program liability	(324,880)	—	—	—	(324,880)
Long-term debt and capital lease obligation payments	(11,279)	—	—	—	(11,279)
Intercompany borrowings (payments)	49,223	(53,906)	4,683	—	—
Dividends paid	(6,323)	—	(2,466)	2,466	(6,323)
Other	1,227	—	—	—	1,227

Net cash provided by (used in) financing activities	55,036	(53,906)	2,217	2,466	5,813

Net increase in cash	26,370	18,198	6,346	—	50,914

Cash and cash equivalents at beginning of year	25,844	10,279	3,203	—	39,326

Cash and cash equivalents at end of year	$52,214	$28,477	$9,549	$—	$90,240

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 19—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollar amounts in thousands) January 30, 2010	Pep Boys	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidation Elimination	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$23,036	$53,582	$4,743	$(58,325)	$23,036
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by continuing operations:
Net loss from discontinued operations	37	1,040	—	—	1,077
Depreciation and amortization	25,405	44,815	682	(373)	70,529
Amortization of deferred gain from asset sales	(4,078)	(8,620)	—	373	(12,325)
Stock compensation expense	2,575	—	—	—	2,575
Equity in earnings of subsidiaries	(58,325)	—	—	58,325	—
Gain on debt retirement	(6,248)	—	—	—	(6,248)
Deferred income taxes	2,919	10,147	380	—	13,446
Gain from disposition of assets	(886)	(327)	—	—	(1,213)
Loss from asset impairments	785	2,099	—	—	2,884
Dividends received from subsidiary	2,467	—	—	(2,467)	—
Other	204	141	—	—	345
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other	8,232	520	(957)	(620)	7,175
Decrease in merchandise inventories	5,216	1,823	—	—	7,039
Decrease in accounts payable	(9,640)	—	—	—	(9,640)
Decrease in accrued expenses	(5,303)	(5,999)	(2,556)	620	(13,238)
(Decrease) increase in other long-term liabilities	(790)	3,174	—	—	2,384

Net cash (used in) provided by continuing operations	(14,394)	102,395	2,292	(2,467)	87,826
Net cash used in discontinued operations	(37)	(566)	—	—	(603)
Net cash (used in) provided by operating activities	(14,431)	101,829	2,292	(2,467)	87,223

Cash flows from investing activities:
Cash paid for property and equipment	(18,132)	(25,082)	—	—	(43,214)
Proceeds from disposition of assets	4,845	9,931	—	—	14,776
Acquisition of Florida Tire, Inc.	(2,695)	—	—	—	(2,695)
Other	(500)	—	—	—	(500)

Net cash used in continuing operations	(16,482)	(15,151)	—	—	(31,633)
Net cash provided by discontinued operations	—	1,762	—	—	1,762

Net cash used in investing activities	(16,482)	(13,389)	—	—	(29,871)

Cash flows from financing activities:
Borrowings under line of credit agreements	88,237	161,467	—	—	249,704
Payments under line of credit agreements	(96,669)	(176,897)	—	—	(273,566)
Borrowings on trade payable program liability	192,324	—	—	—	192,324
Payments on trade payable program liability	(190,155)	—	—	—	(190,155)
Long-term debt and capital lease obligation payments	(11,930)	(60)	—	—	(11,990)
Intercompany borrowings (payments)	67,872	(69,064)	1,192	—	—
Dividends paid	(6,286)	—	(2,467)	2,467	(6,286)
Other	611	—	—	—	611

Net cash provided by (used in) financing activities	44,004	(84,554)	(1,275)	2,467	(39,358)

Net increase in cash	13,091	3,886	1,017	—	17,994

Cash and cash equivalents at beginning of year	12,753	6,393	2,186	—	21,332

Cash and cash equivalents at end of year	$25,844	$10,279	$3,203	$—	$39,326

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 19—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollar amounts in thousands) January 31, 2009	Pep Boys	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidation Elimination	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(30,429)	$49,819	$5,864	$(55,683)	$(30,429)
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by continuing operations:
Net loss from discontinued operations	148	1,443	—	—	1,591
Depreciation and amortization	25,442	47,427	682	(344)	73,207
Amortization of deferred gain from asset sale	(3,468)	(7,161)	—	344	(10,285)
Stock compensation expense	2,743	—	—	—	2,743
Equity in earnings of subsidiaries	(55,683)	—	—	55,683	—
Gain on debt retirement	(3,460)	—	—	—	(3,460)
Deferred income taxes	10,733	(17,190)	199	—	(6,258)
Gain from disposition of assets	(3,394)	(6,322)	—	—	(9,716)
Loss from asset impairments	531	2,896	—	—	3,427
Other	365	172	—	—	537
Dividends received from subsidiary	2,464	—	—	(2,464)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable, prepaid expenses and other	17,926	2,211	5,079	(1,312)	23,904
Increase in merchandise inventories	(328)	(3,451)	—	—	(3,779)
Decrease in accounts payable	(33,083)	—	—	—	(33,083)
(Decrease) increase in accrued expenses	(28,591)	211	(7,925)	1,312	(34,993)
Decrease in other long-term liabilities	(10,154)	(1,838)	—	—	(11,992)

Net cash (used in) provided by continuing operations	(108,238)	68,217	3,899	(2,464)	(38,586)
Net cash used in discontinued operations	(82)	(839)	—	—	(921)
Net cash (used in) provided by operating activities	(108,320)	67,378	3,899	(2,464)	(39,507)

Cash flows from investing activities:
Cash paid for property and equipment	(44,727)	(107,156)	—	—	(151,883)
Proceeds from disposition of assets	64,876	145,759	—	—	210,635
Life insurance proceeds received	15,588	—	—	—	15,588

Net cash provided by continuing operations	35,737	38,603	—	—	74,340
Net cash provided by discontinued operations	3,047	1,339	—	—	4,386

Net cash provided by investing activities	38,784	39,942	—	—	78,726

Cash flows from financing activities:
Borrowings under line of credit agreements	87,659	117,503	—	—	205,162
Payments under line of credit agreements	(95,428)	(127,917)	—	—	(223,345)
Borrowings on trade payable program liability	196,680	—	—	—	196,680
Payments on trade payable program liability	(179,004)	—	—	—	(179,004)
Payments for finance issuance costs	(6,847)	(89)	—	—	(6,936)
Proceeds from lease financing	4,676	3,985	—	—	8,661
Long-term debt and capital lease obligation payments	(26,459)	(339)	—	—	(26,798)
Intercompany borrowings (payments)	102,037	(100,725)	(1,312)	—	—
Dividends paid	(14,111)	—	(2,464)	2,464	(14,111)
Other	878	—	—	—	878

Net cash provided by (used in) financing activities	70,081	(107,582)	(3,776)	2,464	(38,813)

Net increase (decrease) in cash	545	(262)	123	—	406

Cash and cash equivalents at beginning of year	12,208	6,655	2,063	—	20,926

Cash and cash equivalents at end of year	$12,753	$6,393	$2,186	$—	$21,332

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A    CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures    Our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to provide reasonable assurance that the information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in providing reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

        There were no changes to the Company's internal control over financial reporting that occurred during the quarter ended January 29, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of January 29, 2011 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company's internal control over financial reporting as of January 29, 2011 was effective.

        Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report, which is included on page 67 herein, on the Company's internal control over financial reporting as of January 29, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pep Boys—Manny, Moe & Jack
Philadelphia, Pennsylvania

        We have audited the internal control over financial reporting of The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 29, 2011 of the Company and our report dated April 11, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
April 11, 2011

ITEM 9B    OTHER INFORMATION

        None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The material contained in the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's 2010 fiscal year (the "Proxy Statement"), under the captions "—Nominees for Election", "—Corporate Governance" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" is hereby incorporated herein by reference.

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

        In addition, the Board of Directors Code of Conduct and the charters of our audit, human resources and nominating and governance committees may also be found under the "Investor Relations—Corporate Governance" section of our website. As required by the New York Stock Exchange ("NYSE"), promptly following our 2010 Annual Meeting, our Chief Executive Officer certified to the NYSE that he was not aware of any violation by Pep Boys of NYSE corporate governance listing standards. Copies of our corporate governance materials are available free of charge from our investor relations department. Please call 215-430-9459 or write Pep Boys, Investor Relations, 3111 West Allegheny Avenue, Philadelphia, PA 19132.

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

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:

		Page
1.	The following consolidated financial statements of The Pep Boys—Manny, Moe & Jack are included in Item 8
	Report of Independent Registered Public Accounting Firm	38
	Consolidated Balance Sheets—January 29, 2011 and January 30, 2010	39
	Consolidated Statements of Operations—Years ended January 29, 2011, January 30, 2010 and January 31, 2009	40
	Consolidated Statements of Stockholders' Equity—Years ended January 29, 2011, January 30, 2010 and January 31, 2009	41
	Consolidated Statements of Cash Flows—Years ended January 29, 2011, January 30, 2010 and January 31, 2009	42
	Notes to Consolidated Financial Statements	43
2.	The following consolidated financial statement schedule of The Pep Boys—Manny, Moe & Jack is included
	Schedule II Valuation and Qualifying Accounts and Reserves	94
	All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits
(3.1)	Amended and Restated Articles of Incorporation	Incorporated by reference from the Company's 10-K dated February 14, 2009.
(3.2)	By-Laws amended and restated	Incorporated by reference from the Company's 8-K dated February 17, 2010.
(4.1)	Indenture, dated December 14, 2004, between the Company and Wachovia Bank, National Association, as trustee, including form of security.	Incorporated by reference from the Company's Form 8-K dated December 15, 2004.
(4.2)	Supplemental Indenture, dated December 14, 2004, between the Company and Wachovia Bank, National Association, as trustee.	Incorporated by reference from the Company's Form 8-K dated December 15, 2004.
(4.3)	Dividend Reinvestment and Stock Purchase Plan dated January 4, 1990	Incorporated by reference from the Registration Statement on Form S-3 (File No. 33-32857).
(10.1)*	Medical Reimbursement Plan of the Company	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 31, 1982.
(10.2)*	Form of Change of Control between the Company and certain officers of the Company.	Filed herewith

(10.3)*	Form of Non-Competition Agreement between the Company and certain officers of the Company.	Filed herewith
(10.4)*	The Pep Boys—Manny, Moe & Jack 1990 Stock Incentive Plan—Amended and Restated as of March 26, 2001.	Incorporated by reference from the Company's Form 10-K for the year ended February 1, 2003.
(10.5)*	The Pep Boys—Manny, Moe & Jack 2009 Stock Incentive Plan.	Incorporated by reference from the Company's 8-K dated June 24, 2009.
(10.6)*	The Pep Boys—Manny, Moe & Jack Pension Plan—Amended and Restated as of January 1, 2010.	Filed herewith
(10.7)*	Long-Term Disability Salary Continuation Plan amended and restated as of March 26, 2002.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 1, 2003.
(10.8)*	Amendment and restatement as of January 1, 2010 of The Pep Boys Savings Plan.	Filed herewith
(10.9)*	Amendment and restatement as of September 3, 2002 of The Pep Boys Savings Plan—Puerto Rico.	Incorporated by reference from the Company's Form 10-Q for the quarter ended November 2, 2002.
(10.10)*	The Pep Boys Deferred Compensation Plan, as amended and restated	Incorporated by reference from the Company's Form 8-K dated December 23, 2008.
(10.11)*	The Pep Boys Annual Incentive Bonus Plan (amended and restated as of January 31, 2009)	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 31, 2009.
(10.12)*	Account Plan	Filed herewith
(10.13)*	Flexible Employee Benefits Trust	Incorporated by reference from the Company's Form 8-K filed May 6, 1994.
(10.14)*	The Pep Boys Grantor Trust Agreement	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 3, 2007.
(10.15)	Credit Agreement, dated January 16, 2009, by and among the Company, as Lead Borrower, Bank of America, N.A., as Administrative Agent and the other parties thereto.	Filed herewith
(10.16)	Amended and Restated Credit Agreement, dated October 27, 2006, among the Company, Wachovia Bank, National Association, as Administrative Agent, and the other parties thereto.	Filed herewith

(10.17)	First Amendment dated February 15, 2007 to Amended and Restated Credit Agreement, dated October 27, 2006, among the Company, Wachovia Bank, National Association, as Administrative Agent, and the other parties thereto.	Filed herewith
(10.18)	Second Amendment dated April 5, 2011 to Amended and Restated Credit Agreement, dated October 27, 2006, among the Company, Wachovia Bank, National Association, as Administrative Agent, and the other parties thereto.	Filed herewith
(12.00)	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
(21)	Subsidiaries of the Company	Filed herewith
(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith
(31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
(31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
(32.1)	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
(32.2)	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 11, 2011	THE PEP BOYS—MANNY, MOE & JACK (REGISTRANT)
	By:	/s/ RAYMOND L. ARTHUR
Raymond L. Arthur Executive Vice President and Chief Financial Officer (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MICHAEL R. ODELL Michael R. Odell	President and Chief Executive Officer; Director (Principal Executive Officer)	April 11, 2011
/s/ RAYMOND L. ARTHUR Raymond L. Arthur	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 11, 2011
/s/ SANJAY SOOD Sanjay Sood	Vice President and Corporate Controller (Chief Accounting Officer)	April 11, 2011
/s/ MAX LUKENS Max Lukens	Chairman of the Board	April 11, 2011
/s/ M. SHÂN ATKINS M. Shân Atkins	Director	April 11, 2011
/s/ ROBERT H. HOTZ Robert H. Hotz	Director	April 11, 2011
/s/ JAMES MITAROTONDA James Mitarotonda	Director	April 11, 2011

Signature	Capacity	Date

/s/ DR. IRVIN D. REID Dr. Irvin D. Reid	Director	April 11, 2011
/s/ JANE SCACCETTI Jane Scaccetti	Director	April 11, 2011
/s/ JOHN T. SWEETWOOD John T. Sweetwood	Director	April 11, 2011
/s/ NICK WHITE Nick White	Director	April 11, 2011
/s/ JAMES A. WILLIAMS James A. Williams	Director	April 11, 2011

FINANCIAL STATEMENT SCHEDULES FURNISHED PURSUANT TO
THE REQUIREMENTS OF FORM 10-K
THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(dollar amounts in thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions(1)	Balance at End of Period
	(in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended January 29, 2011	$1,488	$2,595	$—	$2,532	$1,551
Year ended January 30, 2010	$1,912	$1,705	$—	$2,129	$1,488
Year ended January 31, 2009	$1,937	$4,679	$—	$4,704	$1,912

(1)
Uncollectible accounts written off.

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(2)	Deductions(2)	Balance at End of Period
	(in thousands)
SALES RETURNS AND ALLOWANCES:
Year ended January 29, 2011	$1,031	$—	$60,740	$60,715	$1,056
Year ended January 30, 2010	$1,144	$—	$60,603	$60,716	$1,031
Year ended January 31, 2009	$1,232	$—	$57,899	$57,987	$1,144

(2)
Sales return and allowance activity is recorded through a reduction of merchandise sales and costs of merchandise sales.