Form 10-Q
period 2011-04-30
PEP BOYS MANNY MOE & JACK
filed 2011-06-07
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2011

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

As of  May 27, 2011, there were 52,673,823 shares of the registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1  CONSOLIDATED FINANCIAL STATEMENTS

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

(unaudited)

	April 30, 2011	January 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$100,374	$90,240
Accounts receivable, less allowance for uncollectible accounts of $1,385 and $1,551	19,460	19,540
Merchandise inventories	578,272	564,402
Prepaid expenses	26,225	28,542
Other current assets	56,598	60,812
Total current assets	780,929	763,536

Property and equipment - net	696,090	700,981
Deferred income taxes	62,851	66,019
Other long-term assets	32,642	26,136
Total assets	$1,572,512	$1,556,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$231,663	$210,440
Trade payable program liability	53,060	56,287
Accrued expenses	225,891	236,028
Deferred income taxes	58,066	56,335
Current maturities of long-term debt	1,079	1,079
Total current liabilities	569,759	560,169

Long-term debt less current maturities	294,852	295,122
Other long-term liabilities	67,338	70,046
Deferred gain from asset sales	149,732	152,875
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	294,984	295,361
Retained earnings	412,716	402,600
Accumulated other comprehensive loss	(16,293)	(17,028)
Treasury stock, at cost — 15,901,648 shares and 15,971,910 shares	(269,133)	(271,030)
Total stockholders’ equity	490,831	478,460
Total liabilities and stockholders’ equity	$1,572,512	$1,556,672

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND CHANGES IN RETAINED EARNINGS

(dollar amounts in thousands, except per share amounts)

(unaudited)

Thirteen weeks ended	April 30, 2011	May 1, 2010
Merchandise sales	$408,627	$409,189
Service revenue	104,913	100,844
Total revenues	513,540	510,033
Costs of merchandise sales	285,329	283,796
Costs of service revenue	93,089	88,642
Total costs of revenues	378,418	372,438
Gross profit from merchandise sales	123,298	125,393
Gross profit from service revenue	11,824	12,202
Total gross profit	135,122	137,595
Selling, general and administrative expenses	108,900	111,632
Net gain from dispositions of assets	89	45
Operating profit	26,311	26,008
Non-operating income	587	584
Interest expense	6,497	6,608
Earnings from continuing operations before income taxes and discontinued operations	20,401	19,984
Income tax expense	7,996	7,824
Earnings from continuing operations before discontinued operations	12,405	12,160
Loss from discontinued operations, net of tax	(37)	(210)
Net earnings	12,368	11,950

Retained earnings, beginning of period	402,600	374,836
Cash dividends	(1,585)	(1,579)
Shares issued and other	(667)	(756)
Retained earnings, end of period	$412,716	$384,451

Basic earnings per share:
Earnings from continuing operations before discontinued operations	$0.23	$0.23
Loss from discontinued operations, net of tax	—	—
Basic earnings per share	$0.23	$0.23

Diluted earnings per share:
Earnings from continuing operations before discontinued operations	$0.23	$0.23
Loss from discontinued operations, net of tax	—	—
Diluted earnings per share	$0.23	$0.23

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

Thirteen weeks ended	April 30, 2011	May 1, 2010
Cash flows from operating activities:
Net earnings	$12,368	$11,950
Adjustments to reconcile net earnings to net cash provided by continuing operations:
Loss from discontinued operations, net of tax	37	210
Depreciation and amortization	19,884	18,214
Amortization of deferred gain from asset sales	(3,143)	(3,148)
Stock compensation expense	638	737
Deferred income taxes	4,458	3,552
Net gain from disposition of assets	(89)	(45)
Other	(63)	(72)
Changes in assets and liabilities, net of the effects of acquisitions:
Decrease in accounts receivable, prepaid expenses and other	7,406	10,581
Increase in merchandise inventories	(13,323)	(2,233)
Increase in accounts payable	21,223	15,498
(Decrease) increase in accrued expenses	(8,242)	3,231
(Decrease) increase in other long-term liabilities	(2,458)	603
Net cash provided by continuing operations	38,696	59,078
Net cash used in discontinued operations	(66)	(324)
Net cash provided by operating activities	38,630	58,754

Cash flows from investing activities:
Capital expenditures	(18,123)	(12,511)
Proceeds from dispositions of assets	89	3,143
Premiums paid on life insurance policies	(741)	(500)
Collateral investment	(4,763)	500
Other	(144)	(144)
Net cash used in continuing operations	(23,682)	(9,512)
Net cash provided by discontinued operations	—	569
Net cash used in investing activities	(23,682)	(8,943)

Cash flows from financing activities:
Borrowings under line of credit agreements	1,067	1,029
Payments under line of credit agreements	(1,067)	(1,029)
Borrowings on trade payable program liability	24,589	23,027
Payments on trade payable program liability	(27,816)	(22,853)
Debt payments	(270)	(270)
Dividends paid	(1,585)	(1,579)
Other	268	344
Net cash used in financing activities	(4,814)	(1,331)
Net increase in cash and cash equivalents	10,134	48,480
Cash and cash equivalents at beginning of period	90,240	39,326
Cash and cash equivalents at end of period	$100,374	$87,806

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$57	$70
Cash paid for interest	$2,885	$2,616
Non-cash investing activities:
Accrued purchases of property and equipment	$993	$1,302

See notes to consolidated financial statements

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—BASIS OF PRESENTATION

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements.” It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011. The results of operations for the thirteen weeks ended April 30, 2011 are not necessarily indicative of the operating results for the full fiscal year.

The consolidated financial statements presented herein are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of April 30, 2011 and for all periods presented have been made.

The Company’s fiscal year ends on the Saturday nearest January 31. Accordingly, references to fiscal years 2011 and 2010 refer to the year ending January 28, 2012 and the year ended January 29, 2011, respectively.

The Company maintains a trade payable program that is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by the Company from its vendors. The Company, in turn, makes the regularly scheduled full vendor payments to the bank participants. In the first quarter of fiscal 2011 as a result of the Company’s review, the Company determined that the gross amount of borrowings and payments on the trade payable program shown on the statement of cash flows under “Cash flows from financing activities” for the thirteen weeks ended May 1, 2010 included certain vendors that had not participated in the trade payable program. As such, the Company made an equal and offsetting adjustment to reduce the trade payables borrowings and payments line items within financing activities by $45.3 million for the thirteen weeks ended May 1, 2010. The full year impact of this adjustment is to reduce the line items $225.2 million and $90.3 million for the years ended January 29, 2011 and January 30, 2010, respectively. These adjustments have no net impact on net cash used in financing activities or on any other cash flow line items.

NOTE 2—NEW ACCOUNTING STANDARDS

In December 2010, the FASB issued ASU 2010-29 “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). This accounting standard update clarifies that SEC registrants presenting comparative financial statements should disclose in their pro forma information revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The Company adopted ASU 2010-29 during the first quarter of the current fiscal year.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. The Company is currently evaluating ASU 2011-04 and has not yet determined the impact the adoption will have on the consolidated financial statements.

NOTE 3—ACQUISITIONS

On May 5, 2011, the Company acquired all outstanding capital stock of Tire Stores Group Holding Corporation which operates an 85-store chain in Florida, Georgia and Alabama under the name Big 10. The Tire Stores Group Holding Corporation acquisition occurred subsequent to the completion of the first quarter and is not reflected in the consolidated financial statements. Currently the Company is unable to provide pro forma financial information as well as amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction as the initial purchase accounting is not yet complete.

As of June 7, 2011, including the acquisition of seven stores in the Seattle-Tacoma market that closed during the thirteen weeks ended April 30, 2011, the Company has acquired 92 operating locations with $93 million in annual sales for an aggregate purchase price of approximately $41 million.

NOTE 4—MERCHANDISE INVENTORIES

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (“FIFO”) method of costing inventory had been used by the Company, inventory would have been $510.9 million and $486.0 million as of April 30, 2011 and January 29, 2011, respectively.

The Company’s inventory, consisting primarily of auto parts and accessories, is used on vehicles typically having long lives. Because of this, and combined with the Company’s historical experience of returning excess inventory to the Company’s vendors for full credit, the risk of obsolescence is minimal. The Company establishes a reserve for excess inventory for instances where less than full credit will be received for such returns or where the Company anticipates items will be sold at retail prices that are less than recorded costs. The reserve is based on management’s judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where the Company received less than full credit from vendors for product returns. The Company also provides for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program. The Company’s inventory adjustments for these matters were approximately $6.0 million at April 30, 2011 and January 29, 2011.

NOTE 5—PROPERTY AND EQUIPMENT

The Company’s property and equipment as of April 30, 2011 and January 29, 2011 was as follows:

(dollar amounts in thousands)	April 30, 2011	January 29, 2011

Property and equipment
Land	$204,023	$204,023
Buildings and improvements	852,110	848,268
Furniture, fixtures and equipment	701,892	685,481
Construction in progress	2,988	8,781
Accumulated depreciation and amortization	(1,064,923)	(1,045,572)
Property and equipment — net	$696,090	$700,981

NOTE 6—WARRANTY RESERVE

The Company provides warranties for both its merchandise sales and service labor. Warranties for merchandise are generally covered by the respective vendors, with the Company covering any costs above the vendor’s stipulated allowance. Service labor is warranted in full by the Company for a limited specific time period. The Company establishes its warranty reserves based on historical experiences. These costs are included in either costs of merchandise sales or costs of service revenues in the consolidated statements of operations.

The reserve for warranty cost activity for the thirteen weeks ended April 30, 2011 and the fifty-two weeks ended January 29, 2011 is as follows:

(dollar amounts in thousands)	April 30, 2011	January 29, 2011
Beginning balance	$673	$694

Additions related to current period sales	2,959	12,261

Warranty costs incurred in current period	(2,959)	(12,282)

Ending balance	$673	$673

NOTE 7—DEBT AND FINANCING ARRANGEMENTS

The following are the components of debt and financing arrangements:

(dollar amounts in thousands)	April 30, 2011	January 29, 2011
7.50% Senior Subordinated Notes, due December 2014	$147,565	$147,565
Senior Secured Term Loan, due October 2013	148,366	148,636
Revolving Credit Agreement, expiring January 2014	—	—
Long-term debt	295,931	296,201
Current maturities	(1,079)	(1,079)
Long-term debt less current maturities	$294,852	$295,122

As of April 30, 2011, 126 stores collateralized the Senior Secured Term Loan.

The Company’s ability to borrow under its Revolving Credit Agreement is based on a specific borrowing base consisting of inventory and accounts receivable. The interest rate on this credit line is LIBOR or Prime plus 2.75% to 3.25% based upon the then current availability under the facility. As of April 30, 2011, there were no outstanding borrowings under this agreement and $104.6 million of availability was utilized to support outstanding letters of credit. Taking this into account and the borrowing base requirements, as of April 30, 2011, there was $153.0 million of availability remaining.

Several of the Company’s debt agreements require compliance with covenants. The most restrictive of these requirements is contained in the Company’s Revolving Credit Agreement. During any period when the availability under the Revolving Credit Agreement drops below the greater of $50.0 million or 17.5% of the borrowing base, the Company is required to maintain a consolidated fixed charge coverage ratio of at least 1.1:1.0, calculated as the ratio of (a) EBITDA (net income plus interest charges, provision for taxes, depreciation and amortization expense, non-cash stock compensation expenses and other non-recurring, non-cash items) minus capital expenditures and income taxes paid to (b) the sum of debt service charges and restricted payments made. The failure to satisfy this covenant would constitute an event of default under the Revolving Credit Agreement, which would result in a cross-default under the Company’s Notes and Senior Secured Term Loan. As of April 30, 2011, the Company was in compliance with all such financial covenants.

Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt including current maturities was $299.5 million and $298.3 million as of April 30, 2011 and January 29, 2011, respectively.

NOTE 8—SALE-LEASEBACK TRANSACTIONS

The Company did not execute any sale-leaseback transactions in the first quarter of 2011. During the first quarter of fiscal year 2010, the Company sold one property to an unrelated third party for net proceeds of $1.6 million. Concurrent with this sale, the Company entered into an agreement to lease the property back from the purchaser over a minimum lease term of 15 years. The Company classified this lease as an operating lease. The Company actively uses this property and considers the lease as a normal leaseback. The Company recorded a deferred gain of $0.4 million.

The Company operated 630 store locations at April 30, 2011, of which 232 were owned and 398 were leased.

NOTE 9—ACCUMULATED OTHER COMPREHENSIVE LOSS

The following are the components of other comprehensive income:

	Thirteen weeks ended
(dollar amounts in thousands)	April 30, 2011	May 1, 2010

Net earnings	$12,368	$11,950
Other comprehensive income, net of tax:
Defined benefit plan adjustment	220	265
Derivative financial instrument adjustments	515	203
Comprehensive income	$13,103	$12,418

The components of accumulated other comprehensive loss are:

(dollar amounts in thousands)	April 30, 2011	January 29, 2011

Defined benefit plan adjustment, net of tax	$(6,356)	$(6,576)
Derivative financial instrument adjustment, net of tax	(9,937)	(10,452)
Accumulated other comprehensive loss	$(16,293)	$(17,028)

NOTE 10—ASSETS HELD FOR SALE

During the thirteen week period ended May 1, 2010, the Company sold three stores that were classified as held for disposal for net proceeds of $2.1 million and recognized a net gain of $0.1 million. Assets held for sale were $0.5 million as of April 30, 2011 and January 29, 2011 and are recorded within other current assets.

NOTE 11—EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for earnings from continuing operations and net earnings:

	Thirteen Weeks Ended
(dollar amounts in thousands, except per share amounts)	April 30, 2011	May 1, 2010

(a) Earnings from continuing operations	$12,405	$12,160

Loss from discontinued operations, net of tax	(37)	(210)

Net earnings	$12,368	$11,950

(b) Basic average number of common shares outstanding during period	52,881	52,526

Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	685	407

(c) Diluted average number of common shares assumed outstanding during period	53,566	52,933

Basic earnings per share:
Earnings from continuing operations (a/b)	$0.23	$0.23
Discontinued operations, net of tax	—	—
Basic earnings per share	$0.23	$0.23

Diluted earnings per share:
Earnings from continuing operations (a/c)	$0.23	$0.23
Discontinued operations, net of tax	—	—
Diluted earnings per share	$0.23	$0.23

At April 30, 2011 and May 1, 2010, respectively, there were 2,717,000 and 2,419,000 outstanding options and restricted stock units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total numbers of such shares excluded from the diluted earnings per share calculation are 773,000 and 1,104,000 for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively.

NOTE 12—BENEFIT PLANS

The Company has a qualified 401(k) savings plan and a separate plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company also maintains a non-qualified defined contribution Supplemental Executive Retirement Plan (the “Account Plan”) for key employees designated by the Board of Directors. The Company’s contribution to these plans for fiscal 2011 is contingent upon meeting certain performance metrics. The Company has not recorded any contribution expense for these plans in the first quarter of 2011. The Company’s expense related to the savings plans and the Account Plan for the thirteen weeks ended May 1, 2010 was approximately $0.9 million and $0.3 million, respectively.

The Company also has a frozen defined benefit pension plan covering the Company’s full-time employees hired on or before February 1, 1992. The Company’s expense for its pension plan follows:

	Thirteen weeks ended
(dollar amounts in thousands)	April 30, 2011	May 1, 2010

Interest cost	$651	$640
Expected return on plan assets	(651)	(538)
Amortization of net loss	351	421
Net periodic benefit cost	$351	$523

The defined benefit pension plan is subject to minimum funding requirements of the Employee Retirement Income Security Act of 1974 as amended. While the Company has no minimum funding requirement during fiscal 2011, it made a $3.0 million discretionary contribution to the defined benefit pension plan on April 28, 2011.

NOTE 13—EQUITY COMPENSATION PLANS

The Company has stock-based compensation plans, under which it grants stock options and restricted stock units to key employees and members of its Board of Directors. The Company generally recognizes compensation expense on a straight-line basis over the vesting period.

The following table summarizes the options under the Company’s plan:

Number of Shares
Outstanding — January 29, 2011	1,831,802
Granted	265,139
Exercised	(27,360)
Forfeited	(2,350)
Expired	(22,133)
Outstanding — April 30, 2011	2,045,098

In the first quarter of fiscal year 2011, the Company granted approximately 265,000 stock options with a weighted average grant date fair value of $5.38. These options have a seven year term and vest over a three year period with a third vesting on each of the three grant date anniversaries. The compensation expense recorded during the first quarter of fiscal 2011 for the options granted was minimal.

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatilities for a time period similar to that of the expected term blended with market based implied volatility at the time of the grant. The risk-free rate is based on the U.S. treasury yield curve for issues with a remaining term equal to the expected term.

The following are the weighted-average assumptions:

	April 30, 2011	May 1, 2010
Dividend yield	1.04%	1.35%
Expected volatility	58.17%	55.71%
Risk-free interest rate range:
High	1.90%	2.01%
Low	1.60%	1.71%
Ranges of expected lives in years	4 - 5	4 - 5

RESTRICTED STOCK UNITS

Performance Based Awards

In the first quarter of fiscal 2011, the Company granted approximately 95,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves a return on invested capital target for fiscal year 2013. The number of underlying shares that may be issued upon vesting will range from 0% to 150%, depending upon the Company achieving the financial targets in fiscal year 2013. The fair value for these awards was $12.48 at the date of the grant. The compensation expense recorded during the thirteen weeks ended April 30, 2011 for these restricted stock units was minimal.

In the first quarter of fiscal 2010, the Company granted approximately 105,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves a return on invested capital target for fiscal year 2012. The number of underlying shares that may be issued upon vesting will range from 0% to 150%, depending upon the Company achieving the financial targets in fiscal year 2012. The fair value for these awards was $10.34 at the date of the grant. The compensation expense recorded during the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively, for these restricted stock units was minimal.

Market Based Awards

In the first quarter of fiscal 2011, the Company granted approximately 48,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a total shareholder return target in fiscal 2013. The number of underlying shares that may become exercisable will range from 0% to 175% depending upon whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $14.73 grant date fair value. The compensation expense recorded during the thirteen weeks ended April 30, 2011 for these restricted stock units was minimal.

In the first quarter of fiscal 2010, the Company granted approximately 52,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a total shareholder return target in fiscal 2012. The number of underlying shares that may become exercisable will range from 0% to 175% depending upon whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $12.99 grant date fair value. The compensation expense recorded during the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively, for these restricted stock units was minimal.

Other Awards

In the first quarter of fiscal 2011 and 2010, the Company granted approximately 50,000 and 61,000 restricted stock units related to officers’ deferred bonus matches under the Company’s non-qualified deferred compensation plan, which vest over a three year period.

The following table summarizes the units under the Company’s plan, assuming maximum vesting of underlying shares for the performance and market based awards described above:

Number of RSUs
Nonvested — January 29, 2011	432,331
Granted	275,637
Forfeited	—
Vested	(36,552)
Nonvested — April 30, 2011	671,416

NOTE 14—FAIR VALUE MEASUREMENTS AND DERIVATIVES

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

The following table provides information by level for assets and liabilities that are measured at fair value, on a recurring basis:

	Fair Value	Fair Value Measurements
(dollar amounts in thousands)	at	Using Inputs Considered as
Description	April 30, 2011	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$100,374	$100,374	$—	$—
Collateral investments (1)	14,400	14,400	—	—

Liabilities:
Current liabilities
Contingent consideration (2)	144	—	—	144
Other liabilities
Derivative liability (3)	15,631	—	15,631	—
Contingent consideration (3)	1,252	—	—	1,252

	Fair Value	Fair Value Measurements
(dollar amounts in thousands)	at	Using Inputs Considered as
Description	January 29, 2011	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$90,240	$90,240	$—	$—
Collateral investments (1)	9,638	9,638	—	—

Liabilities:
Current liabilities
Contingent consideration (2)	288	—	—	288
Other liabilities
Derivative liability (3)	16,424	—	16,424	—
Contingent consideration (3)	1,224	—	—	1,224

(1) included in other long-term assets

(2) included in accrued liabilities

(3) included in other long-term liabilities

During fiscal 2010, the Company invested $9.6 million in restricted accounts as collateral for its retained liabilities included within existing insurance programs in lieu of previously outstanding letters of credit. During the first quarter of 2011, the company invested an additional $4.8 million. The collateral investment is included in other long-term assets on the consolidated balance sheet.

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

The table below shows the effect of the Company’s interest rate swap on the consolidated financial statements for the periods indicated:

(dollar amounts in thousands)	Amount of Gain in Other Comprehensive Income (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion) (a)
Thirteen weeks ended April 30, 2011	$(498)	Interest expense	$(1,719)
Thirteen weeks ended May 1, 2010	$180	Interest expense	$(1,695)

(a) represents the effective portion of the loss reclassified from accumulated other comprehensive loss

The fair value of the derivative was $15.6 million and $16.4 million payable at April 30, 2011 and January 29, 2011, respectively. Of the $0.8 million decrease in the fair value during the thirteen weeks ended April 30, 2011, $0.5 million net of tax was recorded to accumulated other comprehensive loss on the consolidated balance sheet.

Non-financial assets measured at fair value on a non-recurring basis:

Certain assets are measured at fair value on a non-recurring basis, that is, the assets are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment. These measures of fair value, and related inputs, are considered level 2 or level 3 measures under the fair value hierarchy. There were no remeasurements of non-financial assets in the first quarter of 2011 or 2010.

NOTE 15—LEGAL MATTERS

The Company is party to various actions and claims arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with all such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While the Company does not believe that the amount of such excess loss could be material to the Company’s financial position, any such loss could have a material adverse effect on the Company’s results of operations in the period(s) during which the underlying matters are resolved.

NOTE 16—SUPPLEMENTAL GUARANTOR INFORMATION

The Company’s Notes are fully and unconditionally and joint and severally guaranteed by certain of the Company’s direct and indirectly wholly-owned subsidiaries—namely, The Pep Boys Manny Moe & Jack of California, The Pep Boys—Manny Moe & Jack of Delaware, Inc. (the “Pep Boys of Delaware”), Pep Boys—Manny Moe & Jack of Puerto Rico, Inc. and PBY Corporation (as of January 29, 2011), (collectively, the “Subsidiary Guarantors”). The Notes are not guaranteed by the Company’s wholly owned subsidiary, Colchester Insurance Company.

The following consolidating information presents, in separate columns, the condensed consolidating balance sheets as of April 30, 2011 and January 29, 2011 and the related condensed consolidating statements of operations for the thirteen weeks ended April 30, 2011 and May 1, 2010 and condensed consolidating statements of cash flows for the thirteen weeks ended April 30, 2011 and May 1, 2010 for (i) the Company (“Pep Boys”) on a parent only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Subsidiary Guarantors on a combined basis including the consolidation by PBY Corporation of its wholly owned subsidiary, The Pep Boys Manny Moe & Jack of California, (iii) the subsidiary of the Company that does not guarantee the Notes, and (iv) the Company on a consolidated basis.

On January 29, 2011, The Pep Boys- Manny, Moe & Jack of Pennsylvania made a capital contribution of $264.0 million to Pep Boys of Delaware consisting of intercompany receivables due from the latter. This contribution resulted in an increase in the Pep Boys’ investment in subsidiaries and the Subsidiary Guarantors’ stockholders’ equity. On January 30, 2011, the Company merged PBY Corporation into Pep Boys of Delaware and accordingly, The Pep Boys Manny Moe & Jack of California became the wholly owned subsidiary of  Pep Boys of Delaware. This merger did not affect the presentation of the following condensed consolidating information.

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

As of April 30, 2011	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$84,084	$6,655	$9,635	$—	$100,374
Accounts receivable, net	7,328	12,132	—	—	19,460
Merchandise inventories	195,369	382,903	—	—	578,272
Prepaid expenses	11,482	14,438	11,794	(11,489)	26,225
Other current assets	823	475	60,316	(5,016)	56,598
Total current assets	299,086	416,603	81,745	(16,505)	780,929
Property and equipment—net	238,188	446,081	30,692	(18,871)	696,090
Investment in subsidiaries	2,112,394	—	—	(2,112,394)	—
Intercompany receivables	—	1,413,922	73,557	(1,487,479)	—
Deferred income taxes	15,547	47,304	—	—	62,851
Other long-term assets	29,893	2,749	—	—	32,642
Total assets	$2,695,108	$2,326,659	$185,994	$(3,635,249)	$1,572,512
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$231,663	$—	$—	$—	$231,663
Trade payable program liability	53,060	—	—	—	53,060
Accrued expenses	13,863	68,361	155,156	(11,489)	225,891
Deferred income taxes	24,549	38,533	—	(5,016)	58,066
Current maturities of long-term debt	1,079	—	—	—	1,079
Total current liabilities	324,214	106,894	155,156	(16,505)	569,759
Long-term debt less current maturities	294,852	—	—	—	294,852
Other long-term liabilities	33,250	34,088	—	—	67,338
Deferred gain from asset sales	64,482	104,121	—	(18,871)	149,732
Intercompany liabilities	1,487,479	—	—	(1,487,479)	—
Total stockholders’ equity	490,831	2,081,556	30,838	(2,112,394)	490,831
Total liabilities and stockholders’ equity	$2,695,108	$2,326,659	$185,994	$(3,635,249)	$1,572,512

As of January 29, 2011	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$52,214	$28,477	$9,549	$—	$90,240
Accounts receivable, net	8,976	10,564	—	—	19,540
Merchandise inventories	198,062	366,340	—	—	564,402
Prepaid expenses	11,839	17,649	16,202	(17,148)	28,542
Other current assets	2,260	936	62,655	(5,039)	60,812
Total current assets	273,351	423,966	88,406	(22,187)	763,536
Property and equipment—net	236,853	452,230	30,862	(18,964)	700,981
Investment in subsidiaries	2,093,479	—	—	(2,093,479)	—
Intercompany receivables	—	1,375,958	79,270	(1,455,228)	—
Deferred income taxes	15,749	50,270	—	—	66,019
Other long-term assets	24,941	1,195	—	—	26,136
Total assets	$2,644,373	$2,303,619	$198,538	$(3,589,858)	$1,556,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$210,440	$—	$—	$—	$210,440
Trade payable program liability	56,287	—	—	—	56,287
Accrued expenses	23,341	62,168	167,667	(17,148)	236,028
Deferred income taxes	23,024	38,350	—	(5,039)	56,335
Current maturities of long-term debt	1,079	—	—	—	1,079
Total current liabilities	314,171	100,518	167,667	(22,187)	560,169
Long-term debt less current maturities	295,122	—	—	—	295,122
Other long-term liabilities	35,870	34,176	—	—	70,046
Deferred gain from asset sales	65,522	106,317	—	(18,964)	152,875
Intercompany liabilities	1,455,228	—	—	(1,455,228)	—
Total stockholders’ equity	478,460	2,062,608	30,871	(2,093,479)	478,460
Total liabilities and stockholders’ equity	$2,644,373	$2,303,619	$198,538	$(3,589,858)	$1,556,672

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(dollars in thousands)

(unaudited)

		Subsidiary	Subsidiary Non-	Consolidation /
Thirteen Weeks Ended April 30, 2011	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise sales	$141,381	$267,246	$—	$—	$408,627
Service revenue	38,535	66,378	—	—	104,913
Other revenue	—	—	5,734	(5,734)	—
Total revenues	179,916	333,624	5,734	(5,734)	513,540
Costs of merchandise sales	99,173	186,563	—	(407)	285,329
Costs of service revenue	33,088	60,039	—	(38)	93,089
Costs of other revenue	—	—	5,826	(5,826)	—
Total costs of revenues	132,261	246,602	5,826	(6,271)	378,418
Gross profit from merchandise sales	42,208	80,683	—	407	123,298
Gross profit from service revenue	5,447	6,339	—	38	11,824
Gross profit from other revenue	—	—	(92)	92	—
Total gross profit	47,655	87,022	(92)	537	135,122
Selling, general and administrative expenses	37,824	71,069	86	(79)	108,900
Net gain from dispositions of assets	—	89	—	—	89
Operating profit	9,831	16,042	(178)	616	26,311
Non-operating (expense) income	(4,275)	16,069	616	(11,823)	587
Interest expense (income)	17,325	901	(522)	(11,207)	6,497
(Loss) earnings from continuing operations before income taxes	(11,769)	31,210	960	—	20,401
Income tax (benefit) expense	(4,614)	12,233	377	—	7,996
Equity in earnings of subsidiaries	19,531	—	—	(19,531)	—
Net earnings from continuing operations	12,376	18,977	583	(19,531)	12,405
Discontinued operations, net of tax	(8)	(29)	—	—	(37)
Net earnings	$12,368	$18,948	$583	$(19,531)	$12,368

		Subsidiary	Subsidiary Non-	Consolidation /
Thirteen Weeks Ended May 1, 2010	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise sales	$144,425	$264,764	$—	$—	$409,189
Service revenue	36,641	64,203	—	—	100,844
Other revenue	—	—	5,736	(5,736)	—
Total revenues	181,066	328,967	5,736	(5,736)	510,033
Costs of merchandise sales	100,996	183,207	—	(407)	283,796
Costs of service revenue	31,170	57,510	—	(38)	88,642
Costs of other revenue	—	—	6,470	(6,470)	—
Total costs of revenues	132,166	240,717	6,470	(6,915)	372,438
Gross profit from merchandise sales	43,429	81,557	—	407	125,393
Gross profit from service revenue	5,471	6,693	—	38	12,202
Gross profit from other revenue	—	—	(734)	734	—
Total gross profit	48,900	88,250	(734)	1,179	137,595
Selling, general and administrative expenses	40,053	70,935	81	563	111,632
Net gain from dispositions of assets	(138)	183	—	—	45
Operating profit	8,709	17,498	(815)	616	26,008
Non-operating (expense) income	(4,250)	20,208	616	(15,990)	584
Interest expense (income)	16,046	6,458	(522)	(15,374)	6,608
(Loss) earnings from continuing operations before income taxes	(11,587)	31,248	323	—	19,984
Income tax (benefit) expense	(4,545)	12,242	127	—	7,824
Equity in earnings of subsidiaries	18,994	—	—	(18,994)	—
Net earnings from continuing operations	11,952	19,006	196	(18,994)	12,160
Discontinued operations, net of tax	(2)	(208)	—	—	(210)
Net earnings	$11,950	$18,798	$196	$(18,994)	$11,950

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

Thirteen Weeks Ended April 30, 2011	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Net earnings	$12,368	$18,948	$583	$(19,531)	$12,368
Adjustments to Reconcile Net Earnings to Net Cash (Used In) Provided By Continuing Operations	(10,555)	13,169	193	18,915	21,722
Changes in operating assets and liabilities	16,980	(6,587)	(5,787)	—	4,606
Net cash provided by (used in) continuing operations	18,793	25,530	(5,011)	(616)	38,696
Net cash (used in) discontinued operations	(37)	(29)	—	—	(66)
Net Cash Provided by (Used in) Operating Activities	18,756	25,501	(5,011)	(616)	38,630

Net cash used in continuing operations	(14,323)	(9,359)	—	—	(23,682)
Net cash provided by discontinued operations	—	—	—	—	—
Net Cash Used in Investing Activities	(14,323)	(9,359)	—	—	(23,682)

Net Cash Provided by (Used in) Financing Activities	27,437	(37,964)	5,097	616	(4,814)

Net Increase (Decrease) in Cash	31,870	(21,822)	86	—	10,134
Cash and Cash Equivalents at Beginning of Period	52,214	28,477	9,549	—	90,240
Cash and cash equivalents at end of period	$84,084	$6,655	$9,635	$—	$100,374

Thirteen Weeks Ended May 1, 2010	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Net earnings	$11,950	$18,798	$196	$(18,994)	$11,950
Adjustments to reconcile net earnings to net cash provided by (used in) continuing operations	(8,850)	9,774	146	18,378	19,448
Changes in operating assets and liabilities	29,952	426	(2,698)	—	27,680
Net cash provided by (used in) continuing operations	33,052	28,998	(2,356)	(616)	59,078
Net cash used in discontinued operations	—	(324)	—	—	(324)
Net cash provided by (used in) operating activities	33,052	28,674	(2,356)	(616)	58,754

Net cash used in continuing operations	(5,168)	(4,344)	—	—	(9,512)
Net cash provided by discontinued operations	—	569	—	—	569
Net cash used in investing activities	(5,168)	(3,775)	—	—	(8,943)

Net cash provided by (used in) financing activities	13,295	(21,685)	6,443	616	(1,331)

Net increase in cash and cash equivalents	41,179	3,214	4,087	—	48,480
Cash and cash equivalents at beginning of period	25,844	10,279	3,203	—	39,326
Cash and cash equivalents at end of period	$67,023	$13,493	$7,290	$—	$87,806

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis explains the results of operations for the first fiscal quarter of 2011 and 2010 and significant developments affecting our financial condition for the three months ended April 30, 2011. This discussion and analysis should be read in conjunction with the consolidated interim financial statements and the notes to such consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

INTRODUCTION

The Pep Boys—Manny, Moe & Jack is the only national chain offering automotive service, tires, parts and accessories. This positioning allows us to streamline the distribution channel and pass the savings on to our customer facilitating our vision to be the automotive solutions provider of choice for the value-oriented customer. The majority of our stores are in a Supercenter format, which serves both “do-it-for-me” (“DIFM”, which includes service labor, installed merchandise and tires and “do-it-yourself” (“DIY”) customers with the highest quality service and merchandise offerings. Most of our Supercenters also have a commercial sales program that provides delivery of tires, parts and other products to automotive repair shops and dealers. In 2009, as part of our long-term strategy to lead with automotive service, we began complementing our existing Supercenter store base with Service & Tire Centers. These Service & Tire Centers are designed to capture market share and leverage our existing Supercenters and support infrastructure. This growth will occur both organically and through acquisitions. The growth is targeted at existing markets, but may include new markets opportunistically. The objective is to grow our market share and to leverage inventory, marketing, distribution and support costs. Acquisitions will be used to accelerate the growth in markets where the company is significantly under-penetrated.

In the first quarter of fiscal 2011, we opened nine Service & Tire Centers. As of April 30, 2011, we operated 560 Supercenters and 62 Service & Tire Centers, as well as 8 legacy Pep Boys Express (retail only) stores throughout 35 states and Puerto Rico.

Shortly after the end of the first quarter of fiscal 2011, we acquired Big 10 Tires and Automotive, an automotive service and tire provider operating 85 stores throughout Florida, Georgia and Alabama.

EXECUTIVE SUMMARY

The first quarter of 2011 was our ninth consecutive quarter of improved profitability (period-over-period) accomplished through disciplined spending controls which more than offset a slight decline in comparable store sales. Net earnings for the first quarter of 2011 were $12.4 million, a $0.4 million improvement over the $12.0 million reported for the first quarter of 2010. Our diluted earnings per share were $0.23 for the first quarter of 2011, which were flat compared to the same period in the prior year.

Total revenue increased for the first quarter of 2011 by 0.7% as compared to the same period of the prior year. For the first quarter of 2011, comparable store sales (sales generated by locations in operation during the same period) decreased by 0.6% as compared to an increase of 1.4% recorded for the first quarter of 2010. This decrease in comparable store sales was comprised of a 1.6% increase in comparable store service revenue offset by a 1.2% decrease in comparable store merchandise sales.

Sales of our services and non-discretionary products are impacted by miles driven. The increase in gasoline prices in recent months has moderated the growth in miles driven as well as reduced our customers’ disposable income. In March 2011, miles driven fell as compared to March 2010, after growing modestly year over year in the previous 11 months. This change in trend combined with the financial burden of higher gasoline prices, continued high unemployment and a tighter credit environment depressed first quarter sales. We believe these factors have also led customers to maintain their existing vehicles,  rather than purchasing new ones which, in turn, has partially offset the negative impact the reduction in miles driven has had on our sales of services and non-discretionary products. However, these same factors, combined with a rainy spring,  have negatively affected sales in our discretionary product categories like accessories and complementary merchandise which declined from the previous year first quarter.

Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will affect us in the future.

Our primary response to fluctuations in customer demand is to adjust our service and product assortment, store staffing and advertising messages. We believe that we are well positioned to help our customers save money and meet their needs in a challenging macroeconomic environment. In 2011, we have continued our “surround sound” media campaign that utilizes television, radio and direct mail advertising to communicate our “DOES EVERYTHING. FOR LESS.” brand vision and have focused on “execution excellence” in our stores in order to earn the TRUST of our customers every day.

RESULTS OF OPERATIONS

The following discussion explains the material changes in our results of operations.

Analysis of Statement of Operations

Thirteen weeks ended April 30, 2011 vs. Thirteen weeks ended May 1, 2010

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	April 30, 2011 (Fiscal 2011)		May 1, 2010 (Fiscal 2010)		Favorable (Unfavorable)

Merchandise sales	79.6%		80.2%		(0.1)%
Service revenue (1)	20.4		19.8		4.0
Total revenues	100.0		100.0		0.7
Costs of merchandise sales (2)	69.8	(3)	69.4	(3)	(0.5)
Costs of service revenue (2)	88.7	(3)	87.9	(3)	(5.0)
Total costs of revenues	73.7		73.0		(1.6)
Gross profit from merchandise sales	30.2	(3)	30.6	(3)	(1.7)
Gross profit from service revenue	11.3	(3)	12.1	(3)	(3.1)
Total gross profit	26.3		27.0		(1.8)
Selling, general and administrative expenses	21.2		21.9		2.4
Net gain (loss) from dispositions of assets	—		—		—
Operating profit	5.1		5.1		1.2
Non-operating income	0.1		0.1		0.5
Interest expense	1.3		1.3		1.7
Earnings from continuing operations before income taxes	4.0		3.9		2.1
Income tax expense	39.2	(4)	39.2	(4)	(2.2)
Earnings from continuing operations	2.4		2.4		2.0
Discontinued operations, net of tax	—		—		—
Net earnings	2.4		2.3		3.5

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

Total revenue for the first quarter of 2011 increased by $3.5 million to $513.5 million from $510.0 million in the first quarter of 2010, while comparable store sales for the first quarter of 2011 decreased 0.6% as compared to the first quarter of 2010. This decrease in comparable store sales consisted of an increase of 1.6% in comparable store service revenue offset by a decrease of 1.2% in comparable store merchandise sales. Total comparable store sales decreased due to lower customer counts in all three lines of business mostly offset by an increase in the average transaction amount per customer. While our total revenue figures were favorably impacted by the opening of new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Non-comparable stores contributed an additional $6.7 million of total revenue in the first quarter of 2011 as compared to the first quarter of 2010.

Total merchandise sales decreased 0.1%, or $0.6 million, to $408.6 million in the first quarter of fiscal 2011, compared to $409.2 million during the prior year quarter. The decrease in total sales was due to a decline in comparable store merchandise sales of 1.2%, or $4.8 million, which was mostly offset by sales generated by our non-comparable new stores. The decrease in comparable store sales was driven primarily by lower comparable store customer counts offset by a higher average transaction amount per customer. Total service revenue increased 4.0% to $104.9 million in the first quarter of 2011 from the $100.8 million recorded in the prior year quarter, comprised of a $1.6 million, or 1.6%, increase in comparable store service revenue and the contribution from our new stores, which accounted for an additional $2.5 million of service revenue. The increase in comparable store service revenue was due to higher average transaction amount per customer partially offset by a decrease in customer counts.

We believe that comparable store customer counts decreased due to macroeconomic conditions including increased gasoline prices, while the average transaction amount per customer increased due to selling price increases that were implemented to reflect the significant inflation in material costs. We believe that the significant increase in gasoline prices negatively affected miles driven as well as our customers’ disposable income in the first quarter of 2011. This negative headwind was somewhat mitigated by the continued aging of the US light vehicle fleet as consumers spent more money on maintaining their vehicles as opposed to buying new vehicles. We believe that utilizing innovative marketing programs to communicate our value-priced, differentiated service and merchandise assortment will drive increased customer counts and that our continued focus on delivering a better customer experience than our competitors will convert those increased customer counts into sales improvements consistently over all lines of business over the long-term.

Gross profit from merchandise sales decreased by $2.1 million, or 1.7%, to $123.3 million for the first quarter of 2011 from $125.4 million in the first quarter of 2010. Gross profit margin from merchandise sales decreased to 30.2% for the first quarter of 2011 from 30.6% for the first quarter of 2010. The decrease in gross profit margin was primarily due to increased occupancy costs which increased as a percent of merchandise sales by 65 basis points from the prior year. The increase in occupancy costs was due to (i) higher depreciation expense as a result of increased capital investment in new and existing stores and (ii) an increase in the number of Superhub locations leading to higher delivery costs. These costs were partially offset by improved product gross margins of 21 basis points.

Gross profit from service revenue decreased by $0.4 million, or 3.1%, to $11.8 million in the first quarter of 2011 from $12.2 million recorded in the first quarter of 2010. Gross profit margin from service revenue decreased to 11.3% for the first quarter of 2011 from 12.1% for the prior year quarter. The decrease in gross profit from service revenue was due to the opening of new Service & Tire Centers, which while in their ramp up stage for sales incur their full amount of fixed expenses, including payroll and occupancy costs (rent, utilities and building maintenance). Our new Service & Tire Centers negatively affected gross profit margin from service revenue by 275 basis points and 147 basis points in the first quarter of 2011 and 2010, respectively. Excluding the impact of new Service & Tire Centers, gross profit from service revenue increased to 14.0% for the first quarter of 2011 from 13.6% for the first quarter of 2010. The increase in gross profit, exclusive of new locations, was primarily due to increased service revenues, which better leveraged fixed store occupancy costs, offset by higher labor and related benefits costs.

Selling, general and administrative expenses as a percentage of total revenues decreased to 21.2% for the first quarter of 2011 from 21.9% for the first quarter of 2010. Selling, general and administrative expenses decreased $2.7 million, or 2.4%, to $108.9 million in the first quarter of 2011 from $111.6 million in the prior year quarter primarily due to lower payroll and related costs of $1.9 million and lower media expense of $0.6 million.

Interest expense declined by $0.1 million to $6.5 million in the first quarter of 2011 compared to $6.6 million in the first quarter of 2010.

Our income tax expense for the first quarter of 2011 was $8.0 million, or an effective rate of 39.2%, as compared to an expense of $7.8 million, or an effective rate of 39.2%, for the first quarter of 2010. The annual rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported net earnings of $12.4 million in the first quarter of 2011 as compared to net earnings of $12.0 million in the prior year period. Our basic and diluted earnings per share were $0.23 for both the first quarter of 2011 and the first quarter of 2010.

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

The following table presents the revenues and gross profit for each area of our business:

	Thirteen weeks ended
(dollar amounts in thousands)	April 30, 2011	May 1, 2010

Service Center Revenue (1)	$247,330	$240,326
Retail Sales (2)	266,210	269,707
Total revenues	$513,540	$510,033

Gross profit from Service Center Revenue (3)	$58,962	$57,841
Gross profit from Retail Sales (3)	76,160	79,754
Total gross profit	$135,122	$137,595

(1)                     Includes revenues from installed products.

(2)                     Excludes revenues from installed products.

(3)                     Gross profit from Service Center Revenue includes the cost of installed products sold, purchasing, warehousing, service center payroll and related employee benefits and service center occupancy costs. Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses. Gross profit from Retail Sales includes the cost of products sold, purchasing, warehousing and store occupancy costs.

CAPITAL AND LIQUIDITY

Our cash requirements arise principally from (1) the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, (2) debt service and (3) contractual obligations. Cash flows realized through the sales of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by operating activities was $38.6 million in the first quarter of 2011, as compared to $58.8 million in the prior year period. The $20.1 million decrease from the prior year period was due to an unfavorable change in operating assets and liabilities of $23.1 million partially offset by increased net earnings (net of non-cash adjustments) of $2.7 million and by a decrease in cash used in discontinued operations of $0.3 million. The change in operating assets and liabilities was primarily due to unfavorable changes in inventory, net of accounts payable of $5.4 million, accrued expenses and other current assets of  $14.6 million, and in other-long term liabilities of $3.1 million.

In both fiscal year 2011 and 2010, the increased investment in inventory of $13.3 million and $2.2 million, respectively was funded entirely by the improvement in our trade vendor payment terms. Taking into consideration changes in our trade payable program liability (shown as cash flows from financing activities on the consolidated statements of cash flows), cash generated from accounts payable was $ 18.0 million and $15.7 million for 2011 and 2010, respectively. The ratio of accounts payable, including our trade payable program, to inventory was 49.2% at April 30, 2011, 47.3% at January 29, 2011 and 45.0% at May 1, 2010, respectively. The increase in inventory over the prior year first quarter was due to (i) investment in our new stores of $7.0 million (ii) higher tire inventory of $2.3 million as a result of cost increases and (iii) reduction in our reserve for excess inventory of $6.0 million due to significant improvement in our inventory management processes.

The change in accrued liabilities and other current assets was primarily due to a reduction in payroll and related accruals of $3.0 million, a reduction in employee payroll tax accruals of $6.1 million due to the timing of payments to taxing authorities and collection of certain vendor allowances of $3.5 million in the prior year due to timing of billings. The change in other long-term liabilities was primarily due to a voluntary pension contribution of $3.0 million made in the current year first quarter.

Cash used in investing activities was $23.7 million in the first quarter of 2011 as compared to $8.9 million in the prior year period. Capital expenditures were $18.1 million and $12.5 million in the first quarter of 2011 and 2010, respectively. Capital expenditures for the first quarter of 2011, in addition to our regularly scheduled store, distribution center improvements and information technology enhancements, included the addition of two new Service & Tire Centers and the acquisition of seven service and tire centers in the Seattle/Tacoma area. During the first quarter of 2011, we invested $4.8 million in a restricted account as collateral for retained liabilities included within existing insurance programs in lieu of previously outstanding letters of credit. During the first quarter of 2010, we sold three properties that were classified as held for sale for net proceeds of $2.1 million, of which $0.6 million is included in discontinued

operations, and completed one sale-leaseback transaction for net proceeds of $1.6 million.

Our targeted capital expenditures for fiscal 2011 are $80.0 million. Our fiscal year 2011 capital expenditures include the addition of approximately 55 new locations, the conversion of 24 Supercenters into Superhubs and required expenditures for our existing stores, offices and distribution centers. These expenditures are expected to be funded by cash on hand and net cash generated from operating activities. Additional capacity, if needed, exists under our existing line of credit. Subsequent to the end our first quarter, we acquired Big 10 Tires and Automotive, an operator of 85 service and tire centers throughout  Florida, Georgia and Alabama.  The Big 10 acquisition, which was not included in our $80.0 million fiscal 2011 capital expenditures budget, was funded from cash on hand.

In the first quarter of 2011, cash used in financing activities was $4.8 million, as compared to cash used in financing of $1.3 million in the prior year period. The cash used in financing activities in the first quarter of 2011 was primarily related to net payments on our trade payable program liability and the payment of cash dividends. The trade payable program is funded by various bank participants who have the ability, but not the obligation, to purchase, directly from our vendors, account receivables owed by Pep Boys. As of April 30, 2011 and January 29, 2011, we had an outstanding balance of $53.1 million and $56.3 million, respectively (classified as trade payable program liability on the consolidated balance sheet).

We anticipate that cash on hand and cash generated by operating activities will exceed our expected cash requirements in fiscal year 2011. In addition, we expect to have excess availability under our existing revolving credit agreement during the entirety of fiscal year 2011. As of April 30, 2011, we had zero drawn on our revolving credit facility and maintained undrawn availability of $153.0 million.

Our working capital was $211.2 million and $203.4 million at April 30, 2011 and January 29, 2011, respectively. Our long-term debt, as a percentage of our total capitalization, was 37.5% and 38.2% at April 30, 2011 and January 29, 2011, respectively.

Contractual Obligations

For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 29, 2011.  There have been no significant developments with respect to our contractual obligations since January 29, 2011.

NEW ACCOUNTING STANDARDS

In December 2010, the FASB issued ASU 2010-29 “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). This accounting standard update clarifies that SEC registrants presenting comparative financial statements should disclose in their pro forma information revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The Company adopted ASU 2010-29 during the first quarter of the current fiscal year.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. The Company is currently evaluating ASU 2011-04 and has not yet determined the impact the adoption will have on the Company’s Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, share-based compensation, risk participation agreements, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to “Critical Accounting Policies and Estimates” as reported in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is due to changes in interest rates. Pursuant to the terms of our Revolving Credit Agreement, changes in LIBOR or the Prime Rate could affect the rates at which we could borrow funds thereunder. At April 30, 2011 we had no borrowings under this facility. Additionally, we have a $148.4 million Senior Secured Term Loan that bears interest at three month LIBOR plus 2.0%.

We have an interest rate swap for a notional amount of $145.0 million, which is designated as a cash flow hedge on our Senior Secured Term Loan. We record the effective portion of the change in fair value through accumulated other comprehensive loss.

The fair value of the derivative was $15.6 million and $16.4 million payable at April 30, 2011 and January 29, 2011, respectively. Of the $0.8 million decrease in the liabilities during the thirteen weeks ended April 30, 2011, $0.5 million net of tax was recorded to accumulated other comprehensive loss on the consolidated balance sheet.

ITEM 4  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in providing reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 5   OTHER INFORMATION

None.

PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEDDINGS

The Company is party to various actions and claims arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with all such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While the Company does not believe that the amount of such excess loss could be material to the Company’s financial position, any such loss could have a material adverse effect on the Company’s results of operations in the period(s) during which the underlying matters are resolved.

ITEM 1A  RISK FACTORS

There have been no changes to the risks described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

ITEM 2    UNREGRISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  (REMOVED AND RESERVED)

ITEM 5  OTHER INFORMATION

None.

ITEM 6  EXHIBITS

(21)	Subsidiaries of the Company

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date:	June 7, 2011	by:	/s/ Raymond L. Arthur

Raymond L. Arthur
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

(21)	Subsidiaries of the Company

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002