Form 10-Q
period 2011-07-30
PEP BOYS MANNY MOE & JACK
filed 2011-09-07
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 30, 2011

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

As of August 26, 2011, there were 52,674,692 shares of the registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1  CONSOLIDATED FINANCIAL STATEMENTS

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

(unaudited)

	July 30, 2011	January 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$61,977	$90,240
Accounts receivable, less allowance for uncollectible accounts of $1,191 and $1,551	21,731	19,540
Merchandise inventories	584,297	564,402
Prepaid expenses	19,694	28,542
Other current assets	50,891	60,812
Total current assets	738,590	763,536

Property and equipment - net	693,742	700,981
Goodwill	48,584	2,549
Deferred income taxes	67,988	66,019
Other long-term assets	31,700	23,587
Total assets	$1,580,604	$1,556,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$230,884	$210,440
Trade payable program liability	61,440	56,287
Accrued expenses	206,627	236,028
Deferred income taxes	58,825	56,335
Current maturities of long-term debt	1,079	1,079
Total current liabilities	558,855	560,169

Long-term debt less current maturities	294,583	295,122
Other long-term liabilities	75,688	70,046
Deferred gain from asset sales	146,573	152,875
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	295,934	295,361
Retained earnings	424,923	402,600
Accumulated other comprehensive loss	(15,870)	(17,028)
Treasury stock, at cost — 15,883,352 shares and 15,971,910 shares	(268,639)	(271,030)
Total stockholders’ equity	504,905	478,460
Total liabilities and stockholders’ equity	$1,580,604	$1,556,672

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND CHANGES IN RETAINED EARNINGS

(dollar amounts in thousands, except per share amounts)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Merchandise sales	$415,267	$406,179	$823,894	$815,368
Service revenue	107,327	98,676	212,240	199,520
Total revenues	522,594	504,855	1,036,134	1,014,888
Costs of merchandise sales	287,721	282,362	573,050	566,158
Costs of service revenue	99,663	87,992	192,752	176,634
Total costs of revenues	387,384	370,354	765,802	742,792
Gross profit from merchandise sales	127,546	123,817	250,844	249,210
Gross profit from service revenue	7,664	10,684	19,488	22,886
Total gross profit	135,210	134,501	270,332	272,096
Selling, general and administrative expenses	113,268	113,108	222,168	224,740
Net (loss) gain from dispositions of assets	(3)	2,449	86	2,494
Operating profit	21,939	23,842	48,250	49,850
Non-operating income	569	621	1,156	1,205
Interest expense	6,444	6,643	12,941	13,251
Earnings from continuing operations before income taxes and discontinued operations	16,064	17,820	36,465	37,804
Income tax expense	2,173	7,021	10,169	14,845
Earnings from continuing operations before discontinued operations	13,891	10,799	26,296	22,959
Income (loss) from discontinued operations, net of tax	52	(201)	15	(411)
Net earnings	13,943	10,598	26,311	22,548

Retained earnings, beginning of period	412,716	384,451	402,600	374,836
Cash dividends	(1,586)	(1,581)	(3,171)	(3,160)
Shares issued and other	(150)	(223)	(817)	(979)
Retained earnings, end of period	$424,923	$393,245	$424,923	$393,245

Basic earnings per share:
Earnings from continuing operations	$0.26	$0.21	$0.49	$0.44
Discontinued operations, net of tax	—	(0.01)	—	(0.01)
Basic earnings per share	$0.26	$0.20	$0.49	$0.43

Diluted earnings per share:
Earnings from continuing operations	$0.26	$0.20	$0.49	$0.43
Discontinued operations, net of tax	—	—	—	—
Diluted earnings per share	$0.26	$0.20	$0.49	$0.43

Cash dividends per share	$0.03	$0.03	$0.06	$0.06

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

Twenty-six weeks ended	July 30, 2011	July 31, 2010
Cash flows from operating activities:
Net earnings	$26,311	$22,548
Adjustments to reconcile net earnings to net cash provided by continuing operations:
(Income) loss from discontinued operations, net of tax	(15)	411
Depreciation and amortization	39,654	36,656
Amortization of deferred gain from asset sales	(6,302)	(6,299)
Stock compensation expense	1,908	1,998
Deferred income taxes	4,238	5,600
Net gain from disposition of assets	(86)	(2,494)
Loss from asset impairment	389	970
Other	272	179
Changes in assets and liabilities, net of the effects of acquisitions:
Decrease in accounts receivable, prepaid expenses and other	21,816	19,673
(Increase) decrease in merchandise inventories	(12,917)	186
Increase (decrease) in accounts payable	12,043	(6,298)
Decrease in accrued expenses	(33,202)	(14,917)
(Decrease) increase in other long-term liabilities	(2,831)	911
Net cash provided by continuing operations	51,278	59,124
Net cash used in discontinued operations	(44)	(1,249)
Net cash provided by operating activities	51,234	57,875

Cash flows from investing activities:
Capital expenditures	(30,636)	(27,284)
Proceeds from dispositions of assets	89	4,077
Premiums paid on life insurance policies	(795)	(500)
Collateral investment	(4,763)	500
Acquisitions, net of cash acquired	(42,757)	(144)
Net cash used in continuing operations	(78,862)	(23,351)
Net cash provided by discontinued operations	—	569
Net cash used in investing activities	(78,862)	(22,782)

Cash flows from financing activities:
Borrowings under line of credit agreements	5,045	16,290
Payments under line of credit agreements	(5,045)	(16,290)
Borrowings on trade payable program liability	59,097	63,808
Payments on trade payable program liability	(53,944)	(42,627)
Payment for finance issuance cost	(2,441)	—
Debt payments	(539)	(540)
Dividends paid	(3,171)	(3,160)
Other	363	463
Net cash (used in) provided by financing activities	(635)	17,944
Net (decrease) increase in cash and cash equivalents	(28,263)	53,037
Cash and cash equivalents at beginning of period	90,240	39,326
Cash and cash equivalents at end of period	$61,977	$92,363

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$629	$810
Cash paid for interest	$11,523	$11,452
Non-cash investing activities:
Accrued purchases of property and equipment	$1,416	$662

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements.” It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011. The results of operations for the twenty-six weeks ended July 30, 2011 are not necessarily indicative of the operating results for the full fiscal year.

The consolidated financial statements presented herein are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of July 30, 2011 and for all periods presented have been made.

The Company’s fiscal year ends on the Saturday nearest January 31. Accordingly, references to fiscal years 2011 and 2010 refer to the fiscal year ending January 28, 2012 and the fiscal year ended January 29, 2011, respectively.

The Company maintains a trade payable program that is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by the Company from its vendors. The Company, in turn, makes the regularly scheduled full vendor payments to the bank participants. In the first quarter of fiscal 2011 as a result of the Company’s review, the Company determined that the gross amount of borrowings and payments on the trade payable program shown on the statement of cash flows under “Cash flows from financing activities” included certain vendors that had not participated in the trade payable program. As such, the Company made an equal and offsetting adjustment to reduce the trade payables borrowings and payments line items within financing activities by $106.1 million for the twenty-six weeks ended July 31, 2010. The full year impact of this adjustment is to reduce the line items $225.2 million and $90.3 million for the years ended January 29, 2011 and January 30, 2010, respectively.  These adjustments have no net impact on net cash used in financing activities or on any other cash flow line items.

NOTE 2—NEW ACCOUNTING STANDARDS

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29 “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). This accounting standard update clarifies that SEC registrants presenting comparative financial statements should disclose in their pro forma information revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The Company adopted ASU 2010-29 during the first quarter of the current fiscal year.

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

In June of 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 was issued to improve the comparability of financial reporting between U.S. GAAP and IFRS, and eliminates previous U.S. GAAP guidance that allowed an entity to present components of other comprehensive income (“OCI”) as part of its statement of changes in shareholders’ equity. With the issuance of ASU 2011-05, companies are now required to report all components of OCI either in a single continuous statement of total comprehensive income, which includes components of both OCI and net income, or in a separate statement appearing consecutively with the statement of income. ASU 2011-05 does not affect current guidance for the accounting of the components of OCI, or which items are included within total comprehensive income, and is effective for periods beginning after December 15, 2011, with early adoption permitted. The application of this guidance affects presentation only and therefore is not expected to have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 3—ACQUISITIONS

During the current fiscal year, the Company acquired the assets related to seven service and tire centers located in the Seattle-Tacoma area, the assets related to seven service and tire centers located in the Houston, Texas area and all outstanding shares of capital stock of Tire Stores Group Holding Corporation which operated an 85-store chain in Florida, Georgia and Alabama under the name Big 10. Collectively, the acquired stores produced approximately $94.7 million in sales annually based on audited and unaudited pre-acquisition historical information. The total purchase price of these stores was approximately $42.6 million in cash and the assumption of certain liabilities. The acquisitions were financed through cash flows provided by operations. The results of operations of these acquired stores are included in the Company’s results from their respective acquisition dates.

The Company has recorded its initial accounting for these acquisitions in accordance with accounting guidance on business combinations. The acquisitions resulted in goodwill related to, among other things, growth opportunities and assembled workforces. A portion of the goodwill is expected to be deductible for tax purposes. The Company has recorded finite-lived intangible assets at their estimated fair value related to trade name, favorable and unfavorable leases.

The Company expensed all costs related to these acquisitions during fiscal 2011. The total costs related to these acquisitions were $1.3 million and are included in the consolidated statement of operations within selling, general and administrative expenses.

The purchase price of the acquisitions have been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

As of
Acquisition
(dollar amounts in thousands)	Dates
Current assets	$11,498
Intangible assets	830
Other non-current assets	7,177
Current liabilities	(13,468)
Long-term liabilities	(9,458)
Total net identifiable assets acquired	$(3,421)

Total consideration transferred, net of cash acquired	$42,614
Less: total net identifiable assets acquired	(3,421)
Goodwill	$46,035

Intangible assets consist of trade names ($0.6 million) and favorable leases ($0.2 million). Long-term liabilities includes unfavorable leases ($9.1 million). The trade names are being amortized over their estimated useful life of 3 years. The favorable and unfavorable lease intangible assets and liabilities are being amortized to rent expense over their respective lease terms, ranging from 2 to 16 years.

Sales and net earnings for the fiscal 2011 acquired stores totaled $21.9 million and $0.7 million, respectively for the period from acquisition date through July 30, 2011.

The purchase price allocation remains preliminary for some of the acquired stores due to the finalization of certain valuation adjustments. The Company believes that this will be finalized by the fourth quarter of fiscal 2011 and that any adjustments to the purchase price allocation will not be material.

As our acquisitions (including Big 10) were immaterial to our operating results both individually and in aggregate for the thirteen and twenty six week periods ended July 30, 2011 and July 31, 2010, pro forma results of operations are not disclosed.

NOTE 4—MERCHANDISE INVENTORIES

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (“FIFO”) method of costing inventory had been used by the Company, inventory would have been $518.6 million and $486.0 million as of July 30, 2011 and January 29, 2011, respectively.

The Company’s inventory, consisting primarily of auto parts and accessories, is used on vehicles typically having long lives. Because of this, and combined with the Company’s historical experience of returning excess inventory to the Company’s vendors for full credit, the risk of obsolescence is minimal. The Company establishes a reserve for excess inventory for instances where less than full credit will be received for such returns or where the Company anticipates items will be sold at retail prices that are less than recorded costs. The reserve is based on management’s judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where the Company received less than full credit from vendors for product returns. The Company also provides for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program. The Company’s inventory adjustments for these matters were approximately $5.5 million at July 30, 2011 and $6.0 million at January 29, 2011.

NOTE 5—PROPERTY AND EQUIPMENT

The Company’s property and equipment as of July 30, 2011 and January 29, 2011 was as follows:

(dollar amounts in thousands)	July 30, 2011	January 29, 2011

Property and equipment
Land	$204,023	$204,023
Buildings and improvements	857,687	848,268
Furniture, fixtures and equipment	707,709	685,481
Construction in progress	4,020	8,781
Accumulated depreciation and amortization	(1,079,697)	(1,045,572)
Property and equipment — net	$693,742	$700,981

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

The reserve for warranty cost activity for the twenty-six weeks ended July 30, 2011 and the fifty-two weeks ended January 29, 2011 is as follows:

(dollar amounts in thousands)	July 30, 2011	January 29, 2011
Beginning balance	$673	$694

Additions related to current period sales	6,346	12,261

Warranty costs incurred in current period	(6,346)	(12,282)

Ending balance	$673	$673

NOTE 7—DEBT AND FINANCING ARRANGEMENTS

The following are the components of debt and financing arrangements:

(dollar amounts in thousands)	July 30, 2011	January 29, 2011
7.50% Senior Subordinated Notes, due December 2014	$147,565	$147,565
Senior Secured Term Loan, due October 2013	148,097	148,636
Revolving Credit Agreement, expiring July 2016	—	—
Long-term debt	295,662	296,201
Current maturities	(1,079)	(1,079)
Long-term debt less current maturities	$294,583	$295,122

As of July 30, 2011, 126 stores collateralized the Senior Secured Term Loan.

On July 26, 2011, the Company amended and restated its Revolving Credit Agreement. The Company’s ability to borrow under the Revolving Credit Agreement is based on a specific borrowing base consisting of inventory and accounts receivable up to a maximum availability of $300.0 million. The amendment reduced the interest rate applicable to borrowings by 75 basis points to a rate between London Interbank Offered Rate (LIBOR) plus 2.00% to 2.50% and extended the maturity date of the Revolving Credit Agreement to July 26, 2016. The related refinancing fees of $2.4 million are being amortized over the new five year life. As of July 30, 2011, there were no outstanding borrowings under the Revolving Credit Agreement and $30.0 million of availability was utilized to support outstanding letters of credit. Taking this into account and the borrowing base requirements, as of July 30, 2011, there was $201.0 million of availability remaining.

Several of the Company’s debt agreements require compliance with covenants. The most restrictive of these covenants, an earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement, is triggered if the Company’s availability under its credit agreement drops below $50.0 million. As of July 30, 2011, the Company had an availability of $201.0 million and was in compliance with all covenants contained in its debt agreements.

Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt including current maturities was $300.5 million and $298.3 million as of July 30, 2011 and January 29, 2011, respectively.

NOTE 8—SALE-LEASEBACK TRANSACTIONS

The Company did not execute any sale-leaseback transactions during the twenty-six weeks ended July 30, 2011. During the twenty-six weeks ended July 31, 2010, the Company sold one property to an unrelated third party for net proceeds of $1.6 million. Concurrent with this sale, the Company entered into an agreement to lease the property back from the purchaser over a minimum lease term of 15 years. The Company classified this lease as an operating lease. The Company actively uses this property and considers the lease as a normal leaseback. The Company recorded a deferred gain of $0.4 million.

The Company operated 725 store locations at July 30, 2011, of which 232 were owned and 493 were leased.

NOTE 9—INCOME TAXES

The Company recognizes taxes payable for the current year, as well as deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. To the extent the Company believes it is more likely than not that the asset will not be recoverable, a valuation allowance must be established. All available evidence, both positive and negative, is considered to determine whether based on the weight of that evidence a valuation allowance is needed. To establish this positive evidence, the Company considers future projections of income and various tax planning strategies for generating income sufficient to utilize the deferred tax assets. Due to an organizational restructuring of its subsidiaries and the Company’s improved profitability and projected future income, the Company released $3.4 million (net of federal tax) of valuation allowance relating primarily to certain unitary state net operating loss carryforwards and credits during the thirteen weeks ended July 30, 2011.

For income tax benefits related to uncertain tax positions to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. During the thirteen and twenty-six weeks ended July 30, 2011, the Company did not have a material change to its uncertain tax position liabilities.

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE LOSS

The following are the components of other comprehensive income:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(dollar amounts in thousands)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net earnings	$13,943	$10,598	$26,311	$22,548
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustment	253	265	473	530
Derivative financial instrument adjustment	170	(1,800)	685	(1,597)
Comprehensive income	$14,366	$9,063	$27,469	$21,481

The components of accumulated other comprehensive loss are:

(dollar amounts in thousands)	July 30, 2011	January 29, 2011

Defined benefit plan adjustment, net of tax	$(6,103)	$(6,576)
Derivative financial instrument adjustment, net of tax	(9,767)	(10,452)
Accumulated other comprehensive loss	$(15,870)	$(17,028)

NOTE 11—IMPAIRMENTS AND ASSETS HELD FOR SALE

During the second quarter of fiscal 2011 and 2010, the Company recorded a $0.4 million and a $0.8 million impairment charge, respectively, related to stores classified as held and used. The Company used a probability-weighted approach and estimates of expected future cash flows to determine the fair value of the stores. Discount and growth rate assumptions were derived from current economic conditions, management’s expectations and projected trends of current operating results. The fair market value estimate is classified as a Level 3 measure within the fair value hierarchy. Of the $0.4 million impairment charge in fiscal 2011, $0.1 million was charged to costs of merchandise sales, and $0.3 million was charged to costs of service revenues. Of the $0.8 million impairment charge in fiscal 2010, $0.6 million was charged to costs of merchandise sales, and $0.2 million was charged to costs of service revenue.

During the second quarter of fiscal 2010, the Company also recorded a $0.2 million impairment charge related to a store classified as held for disposal. The Company lowered its selling price reflecting declines in the commercial real estate market. The fair market value of the store is classified as a Level 2 measure within the fair value hierarchy. Substantially all of this impairment was charged to costs of merchandise sales.

The Company did not sell any properties during the twenty-six week period ending July 30, 2011.

During the thirteen week period ended July 31, 2010, the Company sold one store classified as held for disposal for net proceeds of $0.8 million and recognized a net gain of $0.2 million. During the twenty-six week period ended July 31, 2010, the Company sold four stores classified as held for disposal for net proceeds of $2.9 million and recognized a net gain of $0.3 million.

Assets held for sale were $0.4 million as of July 30, 2011 and $0.5 million as of January 29, 2011 and are recorded within other current assets.

NOTE 12—EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for earnings from continuing operations and net earnings:

		Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share amounts)		July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

(a)	Earnings from continuing operations	$13,891	$10,799	$26,296	$22,959

	Loss from discontinued operations, net of tax	52	(201)	15	(411)

	Net earnings	$13,943	$10,598	$26,311	$22,548

(b)	Basic average number of common shares outstanding during period	52,952	52,682	52,901	52,609

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	697	447	691	426

(c)	Diluted average number of common shares assumed outstanding during period	53,649	53,129	53,592	53,035

	Basic earnings per share:
	Earnings from continuing operations (a/b)	$0.26	$0.21	$0.49	$0.44
	Discontinued operations, net of tax	—	(0.01)	—	(0.01)
	Basic earnings per share	$0.26	$0.20	$0.49	$0.43

	Diluted earnings per share:
	Net earnings from continuing operations (a/c)	$0.26	$0.20	$0.49	$0.43
	Discontinued operations, net of tax	—	—	—	—
	Diluted earnings per share	$0.26	$0.20	$0.49	$0.43

At July 30, 2011 and July 31, 2010, respectively, there were 2,682,000 and 2,402,000 outstanding options and restricted stock units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total numbers of such shares excluded from the diluted earnings per share calculation are 830,000 and 1,088,000 for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively. The total numbers of such shares excluded from the diluted earnings per share calculation are 888,000 and 1,071,000 for the thirteen weeks ended July 30, 2011 and July 31, 2010, respectively.

NOTE 13—BENEFIT PLANS

The Company has a qualified 401(k) savings plan and a separate plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company also maintains a non-qualified defined contribution Supplemental Executive Retirement Plan (the “Account Plan”) for key employees designated by the Board of Directors. The Company’s contribution to these plans for fiscal 2011 is contingent upon meeting certain performance metrics. The Company has not recorded any contribution expense for these plans in the first half of 2011. The Company’s expense related to the savings plans and the Account Plan for the thirteen weeks ended July 31, 2010 was approximately $0.7 million and $0.3 million, respectively, and for the twenty six-weeks ended July 31, 2010, approximately $1.6 million and $0.7 million, respectively.

The Company also has a frozen defined benefit pension plan covering the Company’s full-time employees hired on or before February 1, 1992. The Company’s expense for its pension plan follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(dollar amounts in thousands)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

Interest cost	627	640	1,278	1,280
Expected return on plan assets	(721)	(537)	(1,372)	(1,075)
Amortization of net loss	405	422	756	843
Net periodic benefit cost	$311	$525	$662	$1,048

The defined benefit pension plan is subject to minimum funding requirements of the Employee Retirement Income Security Act of 1974 as amended. While the Company has no minimum funding requirement during fiscal 2011, it made a $3.0 million discretionary contribution to the defined benefit pension plan on April 28, 2011.

NOTE 14—EQUITY COMPENSATION PLANS

The Company has stock-based compensation plans, under which it grants stock options and restricted stock units to key employees and members of its Board of Directors. The Company generally recognizes compensation expense on a straight-line basis over the vesting period.

The following table summarizes the options under the Company’s plan:

Number of Shares
Outstanding — January 29, 2011	1,831,802
Granted	265,139
Exercised	(28,226)
Forfeited	(2,483)
Expired	(30,683)
Outstanding — July 30, 2011	2,035,549

In the first half of fiscal year 2011, the Company granted approximately 265,000 stock options with a weighted average grant date fair value of $5.38. These options have a seven year term and vest over a three year period with a third vesting on each of the three grant date anniversaries. The compensation expense recorded during the thirteen weeks and twenty-six weeks ended July 30, 2011, for the options granted was minimal.

In the first half of fiscal year 2010, the Company granted approximately 303,000 stock options with a weighted average grant date fair value of $4.26. These options have a seven year term and vest over a three year period with a third vesting on each of the three grant date anniversaries. The compensation expense recorded during the thirteen and twenty-six weeks ended July 31, 2010, for the options granted was minimal.

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

The following are the weighted-average assumptions:

	July 30, 2011	July 31, 2010
Dividend yield	1.04%	1.35%
Expected volatility	58.17%	55.71%
Risk-free interest rate range:
High	1.90%	2.01%
Low	1.60%	1.71%
Ranges of expected lives in years	4 - 5	4 - 5

RESTRICTED STOCK UNITS

Performance Based Awards

In the first quarter of fiscal 2011, the Company granted approximately 95,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves a return on invested capital target for fiscal year 2013. The number of underlying shares that may be issued upon vesting will range from 0% to 150%, depending upon the Company achieving the financial targets in fiscal year 2013. The fair value for these awards was $12.48 at the date of the grant. The compensation expense recorded for these restricted stock units was minimal during the thirteen weeks and twenty-six weeks ended July 30, 2011.

In the first quarter of fiscal 2010, the Company granted approximately 105,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves a return on invested capital target for fiscal year 2012. The number of underlying shares that may be issued upon vesting will range from 0% to 150%, depending upon the Company achieving the financial targets in fiscal year 2012. The fair value for these awards was $10.34 at the date of the grant. The compensation expense recorded for these restricted stock units during the thirteen weeks and twenty-six weeks ended July 30, 2011 and July 31, 2010, was minimal.

Market Based Awards

In the first quarter of fiscal 2011, the Company granted approximately 48,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a total shareholder return target in fiscal 2013. The number of underlying shares that may become exercisable will range from 0% to 175% depending upon whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $14.73 grant date fair value. The compensation expense recorded for these restricted stock units during the thirteen weeks and twenty-six weeks ended July 30, 2011, was minimal.

In the first quarter of fiscal 2010, the Company granted approximately 52,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a total shareholder return target in fiscal 2012. The number of underlying shares that may become exercisable will range from 0% to 175% depending upon whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $12.99 grant date fair value. The compensation expense recorded for these restricted stock units during the thirteen weeks and twenty-six weeks ended July 30, 2011 and July 31, 2010, was minimal.

Other Awards

In the first quarter of fiscal 2011 and 2010, the Company granted approximately 50,000 and 61,000 restricted stock units related to officers’ deferred bonus matches under the Company’s non-qualified deferred compensation plan, which vest over a three year period.

In the second quarter of fiscal 2011, the Company granted approximately 42,000 restricted stock units to its non-employee directors of the board that vested immediately. The fair value was $10.67 per unit and the Company recognized compensation expense of approximately $0.4 million for these restricted stock units.

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

The following table summarizes the units under the Company’s plan, assuming maximum vesting of underlying shares for the performance and market based awards described above:

Number of RSUs
Nonvested — January 29, 2011	432,331
Granted	321,314
Forfeited	(3,051)
Vested	(99,911)
Nonvested — July 30, 2011	650,683

NOTE 15—FAIR VALUE MEASUREMENTS AND DERIVATIVES

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

The following table provides information by level for assets and liabilities that are measured at fair value, on a recurring basis:

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	July 30, 2011	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$61,977	$61,977	$—	$—
Collateral investments (1)	14,400	14,400	—	—

Liabilities:
Current liabilities
Contingent consideration (2)	288	—	—	288
Other liabilities
Derivative liability (3)	15,387	—	15,387	—
Contingent consideration (3)	1,136	—	—	1,136

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	January 29, 2011	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$90,240	$90,240	$—	$—
Collateral investments (1)	9,638	9,638	—	—

Liabilities:
Current liabilities
Contingent consideration (2)	288	—	—	288
Other liabilities
Derivative liability (3)	16,424	—	16,424	—
Contingent consideration (3)	1,224	—	—	1,224

(1) included in other long-term assets

(2) included in accrued liabilities

(3) included in other long-term liabilities

During fiscal 2010, the Company invested $9.6 million in restricted accounts as collateral for its retained liabilities included within existing insurance programs in lieu of previously outstanding letters of credit. During the twenty-six weeks of fiscal 2011, the company invested an additional $4.8 million. The collateral investment is included in other long-term assets on the consolidated balance sheet.

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

The table below shows the effect of the Company’s interest rate swap on the consolidated financial statements for the periods indicated:

(dollar amounts in thousands)	Amount of Gain in Other Comprehensive Income/ (Loss) (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion) (a)
Thirteen weeks ended July 30, 2011	$150	Interest expense	$(1,772)
Thirteen weeks ended July 31, 2010	$(1,801)	Interest expense	$(1,753)
Twenty-six weeks ended July 30, 2011	$648	Interest expense	$(3,491)
Twenty-six weeks ended July 31, 2010	$(1,621)	Interest expense	$(3,448)

(a) represents the effective portion of the loss reclassified from accumulated other comprehensive loss

The fair value of the derivative was $15.4 million and $16.4 million payable at July 30, 2011 and January 29, 2011, respectively. Of the $1.0 million decrease in the fair value during the twenty-six weeks ended July 30, 2011, $0.7 million net of tax was recorded to accumulated other comprehensive loss on the consolidated balance sheet.

Non-financial assets measured at fair value on a non-recurring basis:

Certain assets, such as goodwill and long-lived assets, are measured at fair value on a non-recurring basis, that is, the assets are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment. These measures of fair value, and related inputs, are considered level 2 or level 3 measures under the fair value hierarchy.

NOTE 16—LEGAL MATTERS

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

NOTE 17—SUPPLEMENTAL GUARANTOR INFORMATION

The Company’s Notes are fully and unconditionally and joint and severally guaranteed by certain of the Company’s direct and indirectly wholly-owned subsidiaries—namely, The Pep Boys Manny Moe & Jack of California, The Pep Boys—Manny Moe & Jack of Delaware, Inc. (the “Pep Boys of Delaware”); Pep Boys—Manny Moe & Jack of Puerto Rico, Inc.; Tire Stores Group Holding Corporation (on and after May 5, 2011); Big 10 Tire Stores, LLC (on and after May 5, 2011) and PBY Corporation (at and prior to January 29, 2011), (collectively, the “Subsidiary Guarantors”). The Notes are not guaranteed by the Company’s wholly owned subsidiary, Colchester Insurance Company.

The following consolidating information presents, in separate columns, the condensed consolidating balance sheets as of July 30, 2011 and January 29, 2011 and the related condensed consolidating statements of operations for the twenty-six weeks ended July 30, 2011 and July 31, 2010 and condensed consolidating statements of cash flows for the thirteen weeks ended July 30, 2011 and July 31, 2010 for (i) the Company (“Pep Boys”) on a parent only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Subsidiary Guarantors on a combined basis, (iii) the subsidiary of the Company that does not guarantee the Notes, and (iv) the Company on a consolidated basis. The Company made an immaterial adjustment to the January 29, 2011 amounts reported for cash, intercompany receivables and intercompany liabilities to account for certain intercompany borrowing activity between Pep Boys and a subsidiary guarantor.

On January 29, 2011, The Pep Boys — Manny, Moe & Jack of Pennsylvania made a capital contribution of $264.0 million to Pep Boys of Delaware consisting of intercompany receivables due from the latter. This contribution resulted in an increase in the Pep Boys’ investment in subsidiaries and the Subsidiary Guarantors’ stockholders’ equity. On January 30, 2011, the Company merged PBY Corporation into Pep Boys of Delaware and accordingly, The Pep Boys Manny Moe & Jack of California became the wholly owned subsidiary of  Pep Boys of Delaware. This merger did not affect the presentation of the following condensed consolidating information.

On May 5, 2011, The Pep Boys — Manny, Moe & Jack acquired Tire Store Group Holdings Corporation and its subsidiary Big 10 Tire Stores, LLC. As a result of this acquisition, The Pep Boys—Manny, Moe & Jack of Pennsylvania increased its investment in subsidiaries by $9.4 million (see Note 3 - Acquisitions).

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

As of July 30, 2011	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$20,187	$31,475	$10,315	$—	$61,977
Accounts receivable, net	8,409	13,322	—	—	21,731
Merchandise inventories	194,605	389,692	—	—	584,297
Prepaid expenses	7,723	10,892	6,836	(5,757)	19,694
Other current assets	872	879	54,049	(4,909)	50,891
Total current assets	231,796	446,260	71,200	(10,666)	738,590
Property and equipment—net	237,515	444,484	30,521	(18,778)	693,742
Investment in subsidiaries	2,148,583	—	—	(2,148,583)	—
Intercompany receivables	—	1,373,918	67,464	(1,441,382)	—
Goodwill	2,549	46,035	—	—	48,584
Deferred income taxes	16,457	51,531	—	—	67,988
Other long-term assets	29,708	1,992	—	—	31,700
Total assets	$2,666,608	$2,364,220	$169,185	$(3,619,409)	$1,580,604
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$223,457	$7,427	$—	$—	$230,884
Trade payable program liability	61,440	—	—	—	61,440
Accrued expenses	18,860	55,362	138,162	(5,757)	206,627
Deferred income taxes	25,984	37,750	—	(4,909)	58,825
Current maturities of long-term debt	1,079	—	—	—	1,079
Total current liabilities	330,820	100,539	138,162	(10,666)	558,855
Long-term debt less current maturities	294,583	—	—	—	294,583
Other long-term liabilities	31,496	44,192	—	—	75,688
Deferred gain from asset sales	63,422	101,929	—	(18,778)	146,573
Intercompany liabilities	1,441,382	—	—	(1,441,382)	—
Total stockholders’ equity	504,905	2,117,560	31,023	(2,148,583)	504,905
Total liabilities and stockholders’ equity	$2,666,608	$2,364,220	$169,185	$(3,619,409)	$1,580,604

As of January 29, 2011	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$37,912	$42,779	$9,549	$—	$90,240
Accounts receivable, net	8,976	10,564	—	—	19,540
Merchandise inventories	198,062	366,340	—	—	564,402
Prepaid expenses	11,839	17,649	16,202	(17,148)	28,542
Other current assets	2,260	936	62,655	(5,039)	60,812
Total current assets	259,049	438,268	88,406	(22,187)	763,536
Property and equipment—net	236,853	452,230	30,862	(18,964)	700,981
Investment in subsidiaries	2,093,479	—	—	(2,093,479)	—
Intercompany receivables	—	1,361,656	79,270	(1,440,926)	—
Goodwill	2,549	—	—	—	2,549
Deferred income taxes	15,749	50,270	—	—	66,019
Other long-term assets	22,392	1,195	—	—	23,587
Total assets	$2,630,071	$2,303,619	$198,538	$(3,575,556)	$1,556,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$210,440	$—	$—	$—	$210,440
Trade payable program liability	56,287	—	—	—	56,287
Accrued expenses	23,341	62,168	167,667	(17,148)	236,028
Deferred income taxes	23,024	38,350	—	(5,039)	56,335
Current maturities of long-term debt	1,079	—	—	—	1,079
Total current liabilities	314,171	100,518	167,667	(22,187)	560,169
Long-term debt less current maturities	295,122	—	—	—	295,122
Other long-term liabilities	35,870	34,176	—	—	70,046
Deferred gain from asset sales	65,522	106,317	—	(18,964)	152,875
Intercompany liabilities	1,440,926	—	—	(1,440,926)	—
Total stockholders’ equity	478,460	2,062,608	30,871	(2,093,479)	478,460
Total liabilities and stockholders’ equity	$2,630,071	$2,303,619	$198,538	$(3,575,556)	$1,556,672

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(dollars in thousands)

(unaudited)

		Subsidiary	Subsidiary Non-	Consolidation /
Thirteen Weeks Ended July 30, 2011	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise sales	$137,881	$277,386	$—	$—	$415,267
Service revenue	37,113	70,214	—	—	107,327
Other revenue	—	—	5,732	(5,732)	—
Total revenues	174,994	347,600	5,732	(5,732)	522,594
Costs of merchandise sales	98,345	189,785	—	(409)	287,721
Costs of service revenue	32,886	66,815	—	(38)	99,663
Costs of other revenue	—	—	5,830	(5,830)	—
Total costs of revenues	131,231	256,600	5,830	(6,277)	387,384
Gross profit from merchandise sales	39,536	87,601	—	409	127,546
Gross profit from service revenue	4,227	3,399	—	38	7,664
Gross profit from other revenue	—	—	(98)	98	—
Total gross profit	43,763	91,000	(98)	545	135,210
Selling, general and administrative expenses	38,562	74,698	80	(72)	113,268
Net gain from dispositions of assets	—	(3)	—	—	(3)
Operating profit	5,201	16,299	(178)	617	21,939
Non-operating (expense) income	(4,216)	15,852	618	(11,685)	569
Interest expense (income)	17,534	499	(521)	(11,068)	6,444
(Loss) earnings from continuing operations before income taxes	(16,549)	31,652	961	—	16,064
Income tax (benefit) expense	(3,100)	5,114	159	—	2,173
Equity in earnings of subsidiaries	27,365	—	—	(27,365)	—
Net earnings from continuing operations	13,916	26,538	802	(27,365)	13,891
Discontinued operations, net of tax	27	25	—	—	52
Net earnings	$13,943	$26,563	$802	$(27,365)	$13,943

		Subsidiary	Subsidiary Non-	Consolidation /
Thirteen Weeks Ended July 31, 2010	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise sales	$141,019	$265,160	$—	$—	$406,179
Service revenue	35,729	62,947	—	—	98,676
Other revenue	—	—	5,736	(5,736)	—
Total revenues	176,748	328,107	5,736	(5,736)	504,855
Costs of merchandise sales	99,511	183,260	—	(409)	282,362
Costs of service revenue	31,186	56,844	—	(38)	87,992
Costs of other revenue	—	—	5,091	(5,091)	—
Total costs of revenues	130,697	240,104	5,091	(5,538)	370,354
Gross profit from merchandise sales	41,508	81,900	—	409	123,817
Gross profit from service revenue	4,543	6,103	—	38	10,684
Gross profit from other revenue	—	—	645	(645)	—
Total gross profit	46,051	88,003	645	(198)	134,501
Selling, general and administrative expenses	41,258	72,576	89	(815)	113,108
Net gain from dispositions of assets	2,218	231	—	—	2,449
Operating profit	7,011	15,658	556	617	23,842
Non-operating (expense) income	(4,163)	20,313	617	(16,146)	621
Interest expense (income)	16,306	6,393	(527)	(15,529)	6,643
(Loss) earnings from continuing operations before income taxes	(13,458)	29,578	1,700	—	17,820
Income tax (benefit) expense	(5,311)	11,663	669	—	7,021
Equity in earnings of subsidiaries	18,784	—	—	(18,784)	—
Net earnings from continuing operations	10,637	17,915	1,031	(18,784)	10,799
Discontinued operations, net of tax	(39)	(162)	—	—	(201)
Net earnings	$10,598	$17,753	$1,031	$(18,784)	$10,598

		Subsidiary	Subsidiary Non-	Consolidation /
Twenty-six Weeks Ended July 30, 2011	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise sales	$279,262	$544,632	$—	$—	$823,894
Service revenue	75,648	136,592	—	—	212,240
Other revenue	—	—	11,466	(11,466)	—
Total revenues	354,910	681,224	11,466	(11,466)	1,036,134
Costs of merchandise sales	197,518	376,348	—	(816)	573,050
Costs of service revenue	65,974	126,854	—	(76)	192,752
Costs of other revenue	—	—	11,656	(11,656)	—
Total costs of revenues	263,492	503,202	11,656	(12,548)	765,802
Gross profit from merchandise sales	81,744	168,284	—	816	250,844
Gross profit from service revenue	9,674	9,738	—	76	19,488
Gross profit from other revenue	—	—	(190)	190	—
Total gross profit	91,418	178,022	(190)	1,082	270,332
Selling, general and administrative expenses	76,386	145,767	166	(151)	222,168
Net gain from dispositions of assets	—	86	—	—	86
Operating profit	15,032	32,341	(356)	1,233	48,250
Non-operating (expense) income	(8,491)	31,921	1,234	(23,508)	1,156
Interest expense (income)	34,859	1,400	(1,043)	(22,275)	12,941
(Loss) earnings from continuing operations before income taxes	(28,318)	62,862	1,921	—	36,465
Income tax (benefit) expense	(7,714)	17,347	536	—	10,169
Equity in earnings of subsidiaries	46,896	—	—	(46,896)	—
Net earnings from continuing operations	26,292	45,515	1,385	(46,896)	26,296
Discontinued operations, net of tax	19	(4)	—	—	15
Net earnings	$26,311	$45,511	$1,385	$(46,896)	$26,311

		Subsidiary	Subsidiary Non-	Consolidation /
Twenty-six Weeks Ended July 31, 2010	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise sales	$285,444	$529,924	$—	$—	$815,368
Service revenue	72,370	127,150	—	—	199,520
Other revenue	—	—	11,472	(11,472)	—
Total revenues	357,814	657,074	11,472	(11,472)	1,014,888
Costs of merchandise sales	200,507	366,467	—	(816)	566,158
Costs of service revenue	62,356	114,354	—	(76)	176,634
Costs of other revenue	—	—	11,561	(11,561)	—
Total costs of revenues	262,863	480,821	11,561	(12,453)	742,792
Gross profit from merchandise sales	84,937	163,457	—	816	249,210
Gross profit from service revenue	10,014	12,796	—	76	22,886
Gross profit from other revenue	—	—	(89)	89	—
Total gross profit	94,951	176,253	(89)	981	272,096
Selling, general and administrative expenses	81,311	143,511	170	(252)	224,740
Net gain from dispositions of assets	2,080	414	—	—	2,494
Operating profit	15,720	33,156	(259)	1,233	49,850
Non-operating (expense) income	(8,413)	40,521	1,233	(32,136)	1,205
Interest expense (income)	32,352	12,851	(1,049)	(30,903)	13,251
(Loss) earnings from continuing operations before income taxes	(25,045)	60,826	2,023	—	37,804
Income tax (benefit) expense	(9,856)	23,905	796	—	14,845
Equity in earnings of subsidiaries	37,778	—	—	(37,778)	—
Net earnings from continuing operations	22,589	36,921	1,227	(37,778)	22,959
Discontinued operations, net of tax	(41)	(370)	—	—	(411)
Net earnings	$22,548	$36,551	$1,227	$(37,778)	$22,548

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

Twenty-six Weeks Ended July 30, 2011	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated

Net earnings	$26,311	$45,511	$1,385	$(46,896)	$26,311
Adjustments to Reconcile Net Earnings to Net Cash (Used In) Provided By Continuing Operations	(29,167)	23,091	471	45,663	40,058
Changes in operating assets and liabilities	15,989	(19,417)	(11,663)	—	(15,091)
Net cash provided by (used in) continuing operations	13,133	49,185	(9,807)	(1,233)	51,278
Net cash (used in) discontinued operations	19	(63)	—	—	(44)
Net Cash Provided by (Used in) Operating Activities	13,152	49,122	(9,807)	(1,233)	51,234

Net cash used in continuing operations	(21,257)	(57,605)	—	—	(78,862)
Net cash provided by discontinued operations	—	—	—	—	—
Net Cash Used in Investing Activities	(21,257)	(57,605)	—	—	(78,862)

Net Cash Provided by (Used in) Financing Activities	(9,620)	(2,821)	10,573	1,233	(635)

Net Increase (Decrease) in Cash	(17,725)	(11,304)	766	—	(28,263)
Cash and Cash Equivalents at Beginning of Period	37,912	42,779	9,549	—	90,240
Cash and cash equivalents at end of period	$20,187	$31,475	$10,315	$—	$61,977

Twenty-six Weeks Ended July 31, 2010	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Cash flows from operating activities:
Net earnings	$22,548	$36,551	$1,227	$(37,778)	$22,548
Adjustments to reconcile net earnings to net cash (used in) provided by continuing operations	(17,866)	18,057	285	36,545	37,021
Changes in operating assets and liabilities	12,796	(3,933)	(9,308)	—	(445)
Net cash provided by (used in) continuing operations	17,478	50,675	(7,796)	(1,233)	59,124
Net cash used in discontinued operations	(43)	(1,206)	—	—	(1,249)
Net cash provided by (used in) operating activities	17,435	49,469	(7,796)	(1,233)	57,875

Net cash used in continuing operations	(13,509)	(9,842)	—	—	(23,351)
Net cash provided by discontinued operations	—	569	—	—	569
Net cash used in investing activities	(13,509)	(9,273)	—	—	(22,782)

Net cash provided by (used in) financing activities	41,895	(37,564)	12,380	1,233	17,944

Net increase in cash and cash equivalents	45,821	2,632	4,584	—	53,037
Cash and cash equivalents at beginning of period	25,844	10,279	3,203	—	39,326
Cash and cash equivalents at end of period	$71,665	$12,911	$7,787	$—	$92,363

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis explains the results of operations for the second fiscal quarter and first half of 2011 and 2010 and significant developments affecting our financial condition for the six months ended July 30, 2011. This discussion and analysis should be read in conjunction with the consolidated interim financial statements and the notes to such consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

INTRODUCTION

The Pep Boys—Manny, Moe & Jack is the leading national chain offering automotive service, tires, parts and accessories. This positioning allows us to streamline the distribution channel and pass the savings on to our customers facilitating our vision to be the automotive solutions provider of choice for the value-oriented customer. The majority of our stores are in a Supercenter format, which serves both “do-it-for-me” (“DIFM”), which includes service labor, installed merchandise and tires, and “do-it-yourself” (“DIY”) customers with the highest quality service and merchandise offerings. Most of our Supercenters also have a commercial sales program that provides delivery of tires, parts and other products to automotive repair shops and dealers. In 2009, as part of our long-term strategy to lead with automotive service, we began complementing our existing Supercenter store base with Service & Tire Centers. These Service & Tire Centers are designed to capture market share and leverage our existing Supercenters and support infrastructure. This growth will occur both organically and through acquisitions. The growth is targeted at existing markets, but may include new markets opportunistically. The objective is to grow our market share and to leverage inventory, marketing, distribution and support costs. Acquisitions will be used to accelerate growth in markets where the Company is under-penetrated.

In the first half of fiscal 2011, we added 103 Service & Tire Centers and one Supercenter, including 99 Service & Tire Centers acquired in three separate transactions. As of July 30, 2011, we operated 561 Supercenters and 156 Service & Tire Centers, as well as 8 legacy Pep Boys Express (retail only) stores throughout 35 states and Puerto Rico.

EXECUTIVE SUMMARY

Net earnings for the second quarter of 2011 were $13.9 million, a $3.3 million improvement over the $10.6 million reported for the second quarter of 2010. This improvement was primarily due to the release of $3.4 million of state tax valuation allowances. The current year second quarter also included, on a pre-tax basis, a $0.4 million asset impairment charge and $1.0 million of acquisition related expenses, while the prior year included, on a pre-tax basis, a $2.5 million gain from asset dispositions and the reversal of a $1.0 million inventory related accrual, partially offset by a $1.0 million asset impairment charge. Our diluted earnings per share for the second quarter and the first six months of 2011 were $0.26 and $0.49, respectively, an improvement of $0.06 each over the $0.20 and $0.43 recorded for the corresponding periods of 2010.

Total revenue increased for the second quarter of 2011 by 3.5% as compared to the same period of the prior year as a result of our aggressive location growth. For the second quarter of 2011, comparable store sales (sales generated by locations in operation during the same period) decreased by 2.0%. This decrease in comparable store sales was comprised of a 0.3% increase in comparable store service revenue offset by a 2.5% decrease in comparable store merchandise sales.

Sales of our services and non-discretionary products are impacted by miles driven. For March through June 2011, unleaded gasoline prices averaged $3.75 per gallon (national average) as compared to $2.80 in the corresponding period of the prior year. We believe the significant increase in gasoline prices led to a decline in miles driven in March through June 2011, after growing moderately over the previous 12 months. This change in trend combined with the financial burden of higher gasoline prices, continued high unemployment and negative consumer confidence in the overall U.S. economy depressed our second quarter sales. We believe these factors have also led customers to maintain their existing vehicles, rather than purchasing new ones which, in turn, has partially offset the negative impact the reduction in miles driven has had on our sales of services and non-discretionary products. These same factors have negatively affected sales in our discretionary product categories like accessories and complementary merchandise. Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will affect us in the future.

Our primary response to fluctuations in customer demand is to adjust our service and product assortment, store staffing and advertising messages. We believe that we are well positioned to help our customers save money and meet their needs in a challenging macroeconomic environment. In 2011, we have continued our “surround sound” media campaign that utilizes television, radio and direct mail advertising to communicate our “DOES EVERYTHING. FOR LESS.” brand message and have focused on “execution excellence” in our stores in order to earn the TRUST of our customers every day.

RESULTS OF OPERATIONS

The following discussion explains the material changes in our results of operations.

Analysis of Statement of Operations

Thirteen weeks ended July 30, 2011 vs. Thirteen weeks ended July 31, 2010

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	July 30, 2011 (Fiscal 2011)		July 31, 2010 (Fiscal 2010)		Favorable (Unfavorable)

Merchandise sales	79.5%		80.5%		2.2%
Service revenue (1)	20.5		19.5		8.8
Total revenues	100.0		100.0		3.5
Costs of merchandise sales (2)	69.3	(3)	69.5	(3)	(1.9)
Costs of service revenue (2)	92.9	(3)	89.2	(3)	(13.3)
Total costs of revenues	74.1		73.4		(4.6)
Gross profit from merchandise sales	30.7	(3)	30.5	(3)	3.0
Gross profit from service revenue	7.1	(3)	10.8	(3)	(28.3)
Total gross profit	25.9		26.6		0.5
Selling, general and administrative expenses	21.7		22.4		(0.1)
Net gain (loss) from dispositions of assets	—		0.5		—
Operating profit	4.2		4.7		(8.0)
Non-operating income	0.1		0.1		(8.5)
Interest expense	1.2		1.3		3.0
Earnings from continuing operations before income taxes	3.1		3.5		(9.9)
Income tax expense	13.5	(4)	39.4	(4)	69.0
Earnings from continuing operations	2.7		2.1		28.6
Discontinued operations, net of tax	—		—		—
Net earnings	2.7		2.1		31.6

(1)	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.
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

Total revenue for the second quarter of 2011 increased by $17.7 million to $522.6 million from $504.9 million in the second quarter of 2010, while comparable store sales for the second quarter of 2011 decreased 2.0% as compared to the second quarter of 2010. This decrease in comparable store sales consisted of an increase of 0.3% in comparable store service revenue offset by a decrease of 2.5% in comparable store merchandise sales. Total comparable store sales decreased due to lower customer counts in all three lines of business partially offset by an increase in the average transaction amount per customer. While our total revenue figures were favorably impacted by the opening or acquisition of new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Non-comparable stores contributed an additional $27.7 million of total revenue in the second quarter of 2011 as compared to the second quarter of 2010.

Total merchandise sales increased 2.2%, or $9.1 million, to $415.3 million in the second quarter of fiscal 2011, compared to $406.2 million during the prior year quarter. The increase in merchandise sales was due to our non-comparable stores which contributed an additional $19.3 million of sales in the quarter, partially offset by a decline in comparable store merchandise sales of 2.5%, or $10.2 million. The decrease in comparable store merchandise sales was driven primarily by lower comparable store customer counts partially offset by a higher average transaction amount per customer. Total service revenue increased 8.8%, or $8.7 million, to $107.3 million in the second quarter of 2011 from the $98.7 million recorded in the prior year quarter. The increase in service revenue was comprised of a $0.3 million, or 0.3%, increase in comparable store service revenue and our new non-comparable stores  contributed an additional $8.4 million of service revenues. The increase in comparable store service revenue was due to higher average transaction amount per customer mostly offset by a decrease in customer counts.

We believe that comparable store customer counts decreased due to macroeconomic conditions, while the average transaction amount per customer increased due to selling price increases implemented to reflect the inflation in material costs. We believe that the significant increase in gasoline prices led to a decline in miles driven, which combined with the financial burden of higher gasoline prices, continued high unemployment and negative consumer confidence in the overall U.S. economy depressed our second quarter sales. These negative economic conditions were somewhat mitigated by the continued aging of the U.S. light vehicle fleet as consumers spent more money on maintaining their vehicles as opposed to buying new vehicles. Over the long-term, we believe that utilizing innovative marketing programs to communicate our value-priced, differentiated service and merchandise assortment will drive increased customer counts and that our continued focus on delivering a better customer experience than our competitors will convert those increased customer counts into sales improvements consistently over all lines of business.

Gross profit from merchandise sales increased by $3.7 million, or 3.0%, to $127.5 million for the second quarter of 2011 from $123.8 million in the second quarter of 2010. Gross profit margin from merchandise sales increased to 30.7% for the second quarter of 2011 from 30.5% for the second quarter of 2010. The current and prior year included $0.1 million and $0.7 million, respectively, of asset impairment charges. Excluding this item, gross profit margin from merchandise sales remained flat at 30.7%.

Gross profit from service revenue decreased by $3.0 million, or 28.3%, to $7.7 million in the second quarter of 2011 from $10.7 million recorded in the second quarter of 2010. Gross profit margin from service revenue decreased to 7.1% for the second quarter of 2011 from 10.8% for the prior year quarter. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials) and costs of service revenues includes the fully loaded service center payroll and related employee benefits and service center occupancy costs. The decrease in gross profit from service revenue was due to the opening or acquisition of new Service & Tire Centers. The 85 Big 10 locations acquired in the second quarter of 2011, which were accretive to our second quarter earnings, depressed gross profit margin from service revenues by 249 basis points. The organic new stores opened by the Company, which are still in their ramp up stage for sales while incurring their full amount of fixed expenses, including payroll and occupancy costs (rent, utilities and building maintenance), negatively affected gross profit margin from service revenue by 290 basis points and 140 basis points in the second quarter of 2011 and 2010, respectively. Excluding the impact of both the acquired and the new organic Service & Tire Centers, gross profit from service revenue increased to 12.8% for the second quarter of 2011 from 12.5% for the second quarter of 2010. The increase in gross profit, exclusive of all new locations, was primarily due to higher service revenues, which better leveraged the fixed component of service payroll and store occupancy costs.

Selling, general and administrative expenses as a percentage of total revenues decreased to 21.7% for the second quarter of 2011 from 22.4% for the second quarter of 2010. Selling, general and administrative expenses remained relatively flat compared to the prior year second quarter at $113.3 million. Lower media expense and short-term performance based compensation accruals of $3.1 million and $0.9 million, respectively, were offset by acquisition and transition costs of $1.6 million and increased store operating expenses of $2.1 million due to the increase in the number of stores operated by the company and higher fuel costs associated with our commercial fleet. The reduction as a percent to sales reflects improved leverage of selling, general and administrative expenses achieved through increased sales volumes in the current year second quarter.

Net gains from the disposition of assets were not significant for the second quarter of 2011 and were $2.4 million for the second quarter of 2010. Interest expense declined by $0.2 million to $6.4 million in the second quarter of 2011 compared to $6.6 million in the second quarter of 2010.

Our income tax expense for the second quarter of 2011 was $2.2 million, or an effective rate of 13.5%, as compared to an expense of $7.0 million, or an effective rate of 39.4%, for the second quarter of 2010. The second quarter 2011 income tax expense includes the benefit of the release of $3.4 million (net of federal tax) of valuation allowance relating primarily to certain unitary state net operating loss carryforwards and credits during the thirteen weeks ended July 30, 2011. The annual rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported net earnings of $13.9 million in the second quarter of 2011 as compared to net earnings of $10.6 million in the prior year period. Our basic and diluted earnings per share were $0.26 as compared to $0.20 in the prior year period.

Twenty-six weeks ended July 30, 2011 vs. Twenty-six weeks ended July 31, 2010

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Twenty-six weeks ended	July 30, 2011 (Fiscal 2011)		July 31, 2010 (Fiscal 2010)		Favorable (Unfavorable)

Merchandise sales	79.5%		80.3%		1.0%
Service revenue (1)	20.5		19.7		6.4
Total revenues	100.0		100.0		2.1
Costs of merchandise sales (2)	69.6	(3)	69.4	(3)	(1.2)
Costs of service revenue (2)	90.8	(3)	88.5	(3)	(9.1)
Total costs of revenues	73.9		73.2		(3.1)
Gross profit from merchandise sales	30.5	(3)	30.6	(3)	0.7
Gross profit from service revenue	9.2	(3)	11.5	(3)	(14.9)
Total gross profit	26.1		26.8		(0.7)
Selling, general and administrative expenses	21.4		22.1		1.1
Net gain (loss) from dispositions of assets	—		0.2		—
Operating profit	4.7		4.9		(3.2)
Non-operating income	0.1		0.1		(4.1)
Interest expense	1.3		1.3		2.3
Earnings from continuing operations before income taxes	3.5		3.7		(3.5)
Income tax expense	27.9	(4)	39.3	(4)	31.5
Earnings from continuing operations	2.5		2.3		14.5
Discontinued operations, net of tax	—		—		—
Net earnings	2.5		2.2		16.7

(1)	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.
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

Total revenue for the first half of 2011 increased by $21.2 million to $1,036.1 million from $1,014.9 million in the first half of 2010, while comparable store sales for the first half of 2011 decreased by $13.2 million, or 1.3%, as compared to the first half of 2010. The decrease in comparable store sales consisted of an increase of 0.9% in comparable store service revenue offset by a decrease of 1.8% in comparable store merchandise sales. Total comparable store sales decreased due to lower customer counts in all three lines of business partially offset by an increase in the average transaction amount per customer. While our total revenue figures were favorably impacted by the opening of the new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Non-comparable stores contributed an additional $34.4 million of total revenue in the first half of 2011 as compared to the prior year period.

Gross profit from merchandise sales increased by $1.6 million, or 0.7%, to $250.8 million for the first half of 2011 from $249.2 million in the first half of 2010. Gross profit from merchandise sales decreased slightly to 30.4% from 30.6% for the prior year period. The decrease in gross profit margins was primarily due to higher store occupancy costs which increased as a percent of merchandise sales by 25 basis points. The increase in occupancy costs was due to (i) higher depreciation expense as a result of increased capital investment in new and existing stores, and (ii) an increase in the number of Superhub locations leading to higher delivery costs. These costs were partially offset by improved product gross margins of 17 basis points.

Gross profit from service revenue decreased by $3.4 million, or 14.9%, to $19.5 million for the first half of 2011 from $22.9 million in the first half of 2010. Gross profit from service revenue decreased to 9.2% from 11.5% for the prior year period. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials) and costs of service revenue includes the fully loaded service center payroll and related employee benefits and service center occupancy costs. The decrease in gross profit from service revenue was due to the opening or acquisition of new Service & Tire Centers. The 85 Big 10 locations acquired in the second quarter of 2011, which were accretive to our first half earnings, depressed gross profit margin from service revenues by 126 basis points. The organic new stores opened by the Company, which are still in their ramp up stage for sales while incurring their full amount of fixed expenses, including payroll and occupancy costs (rent, utilities and building maintenance), negatively affected gross profit margin from service revenue by 283 basis points and 143 basis points in the first half of 2011 and 2010, respectively. Excluding the impact of both the acquired and the new organic Service & Tire Centers, gross profit from service revenue increased to 13.4% for the first half of 2011 from 13.0% for the first half of 2010. The increase in gross profit, exclusive of all new locations, was primarily due to higher service revenues, which better leveraged the fixed component of service payroll and store occupancy costs.

Selling, general and administrative expenses, as a percentage of total revenues decreased to 21.4% for the first half of 2011 as compared to 22.1% the prior year period. The reduction as a percent to sales reflects improved leverage of selling, general and administrative expenses achieved through increased sales volumes in the first half of 2011. Selling, general and administrative expenses decreased $2.6 million, or 1.1%, compared to the first half of 2010 due to lower media expense of $3.7 million and lower short-term performance based compensation accruals of $2.4 million, partially offset by increased store selling expenses of $1.7 million as a result of our store growth and acquisition and transition costs of $1.9 million.

Net gains from the disposition of assets were not significant for the first half of 2011 and were $2.5 million for the first half of 2010.

Interest expense for the first half of 2011 was $12.9 million, a decrease of $0.3 million compared to the prior year period.

Our income tax expense for the first half of 2011 was $10.2 million, or an effective rate of 27.9%, as compared to an expense of $14.8 million, or an effective rate of 39.3%, for the first half of 2010. The change was primarily due to the release of valuation allowances on state net operating loss carry forwards and credits. The annual rate is dependent on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported net earnings of $26.3 million for the first half of 2011 as compared to net earnings of $22.5 million in the prior year period. Our basic and diluted earnings per share were $0.49 as compared to $0.43 in the prior year period.

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

The following table presents the revenues and gross profit for each area of our business:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(Dollar amounts in thousands)	2011	2010	2011	2010

Service Center Revenue (1)	$260,836	$236,051	$508,165	$476,377
Retail Sales (2)	261,759	268,804	527,969	538,511
Total revenues	$522,595	$504,855	$1,036,134	$1,014,888

Gross profit from Service Center Revenue (3)	$60,671	$55,671	$119,632	$113,512
Gross profit from Retail Sales (3)	74,541	78,830	150,700	158,584
Total gross profit	$135,212	$134,501	$270,332	$272,096

(1)	Includes revenues from installed products.
(2)	Excludes revenues from installed products.

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

CAPITAL AND LIQUIDITY

Our cash requirements arise principally from (1) the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, (2) debt service and (3) contractual obligations. Cash flows realized through the sales of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by operating activities was $51.2 million in the first half of 2011, as compared to $57.9 million in the prior year period. The $6.6 million decrease from the prior year period was due to an unfavorable period to period change in operating assets and liabilities of $14.6 million partially offset by increased net earnings (net of non-cash adjustments) of $6.8 million and a decrease in net cash used in discontinued operations of $1.2 million. The change in operating assets and liabilities was primarily due to favorable changes in inventory, net of accounts payable of $5.2 million, offset by unfavorable changes in accrued expenses and other current assets of $16.1 million, and in all other long-term liabilities of $3.7 million.

In fiscal year 2011, the increased investment in inventory of $12.9 million was funded entirely by the improvement in our trade vendor payment terms. Taking into consideration changes in our trade payable program liability (shown as cash flows from financing activities on the consolidated statements of cash flows), cash generated from accounts payable was $17.2 million and $14.9 million for the first half of 2011 and 2010, respectively. The ratio of accounts payable, including our trade payable program, to inventory was 50.0% at July 30, 2011, 47.3% at January 29, 2011 and 45.1% at July 31, 2010, respectively. The increase in inventory of $19.9 million since the end of fiscal 2010 year end, (including inventory acquired as part of store acquisitions which is shown in acquisition, net of cash acquired on the consolidated statement of cash flows) was due to (i) investment in our new or acquired stores of $8.6 million, (ii) higher inventory balances due to increase in commodity pricing including tires and oil based products of $7.1 million and (iii) increased inventory coverage in certain tire and hard part categories.

The change in accrued liabilities and other current assets was primarily due to a reduction in sales tax and employee payroll tax accruals of $10.4 million due to the timing of payments to taxing authorities and the reduction in 401(k) employer match and supplemental executive retirement plan pension accruals of $4.3 million. The change in other long-term liabilities was primarily due to a voluntary pension contribution of $3.0 million in the current year.

Cash used in investing activities was $78.9 million in the first half of 2011 as compared to $22.8 million in the prior year period, an increase of $56.1 million. During the first half of 2011, we acquired 99 Service & Tire Centers through three separate transactions, including 85 stores in Florida, Georgia and Alabama, seven stores in Houston and seven stores in the Seattle/Tacoma market for $42.8 million, net of cash acquired (see note 3 to the consolidated financial statements). During the first half of 2011 we invested $4.8 million in a restricted account as collateral for retained liabilities included within existing insurance programs in lieu of previously outstanding letters of credit. Capital expenditures were $30.6 million and $27.3 million in the first half of 2011 and 2010, respectively. Capital expenditures for the first half of 2011, in addition to our regularly scheduled store and distribution center improvements and information technology enhancements, included the addition of four new Service & Tire Centers and one new Supercenter. During the first half of 2010, we sold four properties classified as held for sale for net proceeds of $2.9 million, of which $0.6 million is included in discontinued operations, and completed one sale leaseback transaction for net proceeds of $1.6 million.

Our targeted capital expenditures for fiscal 2011 are $80.0 million. Our fiscal year 2011 capital expenditures include the addition of approximately 35 new locations (excluding the 85 Big 10 stores), the conversion of 24 Supercenters into Superhubs and required expenditures for our existing stores, offices and distribution centers. These expenditures are expected to be funded by cash on hand and net cash generated from operating activities. Additional capacity, if needed, exists under our existing line of credit.

In the first half of 2011, cash used in financing activities was $0.6 million, as compared to cash provided from financing of $17.9 million in the prior year period, primarily due to a smaller increase in our trade payable program of $16.0 million. The trade payable program is funded by various bank participants who have the ability, but not the obligation, to purchase, directly from our vendors, account receivables owed by Pep Boys. As of July 30, 2011 and January 29, 2011, we had an outstanding balance of $61.4 million and $56.3 million, respectively (classified as trade payable program liability on the consolidated balance sheet). In the current year second quarter, we paid $2.4 million in financing costs to amend and restate our revolving credit agreement to reduce its interest rate by 75 basis points and to extend its maturity to July 2016.

We anticipate that cash on hand and cash generated by operating activities will exceed our expected cash requirements in fiscal year 2011. In addition, we expect to have excess availability under our existing revolving credit agreement during the entirety of fiscal year 2011. As of July 30, 2011, we had zero drawn on our revolving credit facility and maintained undrawn availability of $201.0 million.

Our working capital was $179.7 million and $203.4 million at July 30, 2011 and January 29, 2011, respectively. Our long-term debt, as a percentage of our total capitalization, was 36.8% and 38.2% at July 30, 2011 and January 29, 2011, respectively.

Contractual Obligations

During the current fiscal year, in connection with the acquisitions discussed in note 3, the Company assumed additional lease obligations totaling $122.0 million over an average of 14 years. There have been no other significant developments with respect to our contractual obligations since January 29, 2011. For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 29, 2011.

NEW ACCOUNTING STANDARDS

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29 “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). This accounting standard update clarifies that SEC registrants presenting comparative financial statements should disclose in their pro forma information revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The Company adopted ASU 2010-29 during the first quarter of the current fiscal year.

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

In June of 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 was issued to improve the comparability of financial reporting between U.S. GAAP and IFRS, and eliminates previous U.S. GAAP guidance that allowed an entity to present components of other comprehensive income (“OCI”) as part of its statement of changes in shareholders’ equity. With the issuance of ASU 2011-05, companies are now required to report all components of OCI either in a single continuous statement of total comprehensive income, which includes components of both OCI and net income, or in a separate statement appearing consecutively with the statement of income. ASU 2011-05 does not affect current guidance for the accounting of the components of OCI, or which items are included within total comprehensive income, and is effective for periods beginning after December 15, 2011, with early adoption permitted. The application of this guidance affects presentation only and therefore is not expected to have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is due to changes in interest rates. Pursuant to the terms of our Revolving Credit Agreement, changes in LIBOR or the Prime Rate could affect the rates at which we could borrow funds thereunder. At July 30, 2011, we had no borrowings under this facility. Additionally, we have a $148.1 million Senior Secured Term Loan that bears interest at three month LIBOR plus 2.0%.

We have an interest rate swap for a notional amount of $145.0 million, which is designated as a cash flow hedge on our Senior Secured Term Loan. We record the effective portion of the change in fair value through accumulated other comprehensive loss.

The fair value of the derivative was $15.4 million and $16.4 million payable at July 30, 2011 and January 29, 2011, respectively. Of the $1.0 million decrease in the liabilities during the twenty-six weeks ended July 30, 2011, $0.7 million net of tax was recorded to accumulated other comprehensive loss on the consolidated balance sheet.

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

ITEM 1   LEGAL PROCEEDINGS

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

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  (REMOVED AND RESERVED)

ITEM 5  OTHER INFORMATION

None.

ITEM 6  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

(1)

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except to the extent expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date: September 7, 2011	by:	/s/ Raymond L. Arthur

Raymond L. Arthur
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

(1)

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except to the extent expressly set forth by specific reference in such filing.