Form 10-Q
period 2011-10-29
PEP BOYS MANNY MOE & JACK
filed 2011-12-06
CIK 77449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 29, 2011

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

As of November 25, 2011, there were 52,720,713 shares of the registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1  CONSOLIDATED FINANCIAL STATEMENTS

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

(unaudited)

	October 29, 2011	January 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$80,716	$90,240
Accounts receivable, less allowance for uncollectible accounts of $1,257 and $1,551	23,524	19,540
Merchandise inventories	606,254	564,402
Prepaid expenses	15,571	28,542
Other current assets	47,550	60,812
Total current assets	773,615	763,536

Property and equipment - net	693,779	700,981
Goodwill	46,219	2,549
Deferred income taxes	66,674	66,019
Other long-term assets	30,821	23,587
Total assets	$1,611,108	$1,556,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$238,599	$210,440
Trade payable program liability	68,320	56,287
Accrued expenses	221,976	236,028
Deferred income taxes	58,898	56,335
Current maturities of long-term debt	1,079	1,079
Total current liabilities	588,872	560,169

Long-term debt less current maturities	294,313	295,122
Other long-term liabilities	72,257	70,046
Deferred gain from asset sales	143,424	152,875
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	295,813	295,361
Retained earnings	429,935	402,600
Accumulated other comprehensive loss	(14,727)	(17,028)
Treasury stock, at cost — 15,835,096 shares and 15,971,910 shares	(267,336)	(271,030)
Total stockholders’ equity	512,242	478,460
Total liabilities and stockholders’ equity	$1,611,108	$1,556,672

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND CHANGES IN RETAINED EARNINGS

(dollar amounts in thousands, except per share amounts)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Merchandise sales	$414,530	$398,368	$1,238,424	$1,213,736
Service revenue	107,643	97,996	319,884	297,516
Total revenues	522,173	496,364	1,558,308	1,511,252
Costs of merchandise sales	292,397	279,690	865,446	845,848
Costs of service revenue	102,855	90,818	295,607	267,452
Total costs of revenues	395,252	370,508	1,161,053	1,113,300
Gross profit from merchandise sales	122,133	118,678	372,978	367,888
Gross profit from service revenue	4,788	7,178	24,277	30,064
Total gross profit	126,921	125,856	397,255	397,952
Selling, general and administrative expenses	109,549	110,840	331,717	335,580
Net (loss) gain from dispositions of assets	(25)	109	61	2,603
Operating profit	17,347	15,125	65,599	64,975
Non-operating income	627	650	1,783	1,855
Interest expense	6,889	6,630	19,831	19,881
Earnings from continuing operations before income taxes and discontinued operations	11,085	9,145	47,551	46,949
Income tax expense	4,063	3,471	14,232	18,316
Earnings from continuing operations before discontinued operations	7,022	5,674	33,319	28,633
(Loss) income from discontinued operations, net of tax	(11)	44	3	(367)
Net earnings	7,011	5,718	33,322	28,266

Retained earnings, beginning of period	424,923	393,245	402,600	374,836
Cash dividends	(1,586)	(1,581)	(4,757)	(4,741)
Shares issued and other	(413)	(282)	(1,230)	(1,261)
Retained earnings, end of period	$429,935	$397,100	$429,935	$397,100

Basic earnings per share:
Earnings from continuing operations	$0.13	$0.11	$0.63	$0.54
Discontinued operations, net of tax	—	—	—	(0.01)
Basic earnings per share	$0.13	$0.11	$0.63	$0.53

Diluted earnings per share:
Earnings from continuing operations	$0.13	$0.11	$0.62	$0.54
Discontinued operations, net of tax	—	—	—	(0.01)
Diluted earnings per share	$0.13	$0.11	$0.62	$0.53

Cash dividends per share	$0.03	$0.03	$0.09	$0.09

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

Thirty-nine weeks ended	October 29, 2011	October 30, 2010
Cash flows from operating activities:
Net earnings	$33,322	$28,266
Adjustments to reconcile net earnings to net cash provided by continuing operations:
(Income) loss from discontinued operations, net of tax	(3)	367
Depreciation and amortization	59,779	55,260
Amortization of deferred gain from asset sales	(9,451)	(9,451)
Stock compensation expense	2,539	2,748
Deferred income taxes	8,021	11,795
Net gain from disposition of assets	(61)	(2,603)
Loss from asset impairment	389	970
Other	—	52
Changes in assets and liabilities, net of the effects of acquisitions:
Decrease in accounts receivable, prepaid expenses and other	27,767	29,382
Increase in merchandise inventories	(34,874)	(9,474)
Increase in accounts payable	19,758	4,864
Decrease in accrued expenses	(18,693)	(17,993)
Decrease in other long-term liabilities	(3,483)	(2,122)
Net cash provided by continuing operations	85,010	92,061
Net cash provided by (used in) discontinued operations	40	(1,263)
Net cash provided by operating activities	85,050	90,798

Cash flows from investing activities:
Capital expenditures	(50,793)	(42,976)
Proceeds from dispositions of assets	89	6,713
Collateral investment	(4,763)	(5,000)
Acquisitions, net of cash acquired	(42,901)	(144)
Other	(837)	—
Net cash used in continuing operations	(99,205)	(41,407)
Net cash provided by discontinued operations	—	569
Net cash used in investing activities	(99,205)	(40,838)

Cash flows from financing activities:
Borrowings under line of credit agreements	5,181	20,482
Payments under line of credit agreements	(5,181)	(20,482)
Borrowings on trade payable program liability	97,400	89,913
Payments on trade payable program liability	(85,367)	(66,995)
Payment for finance issuance cost	(2,441)	—
Debt payments	(809)	(809)
Dividends paid	(4,757)	(4,741)
Other	605	599
Net cash provided by financing activities	4,631	17,967
Net (decrease) increase in cash and cash equivalents	(9,524)	67,927
Cash and cash equivalents at beginning of period	90,240	39,326
Cash and cash equivalents at end of period	$80,716	$107,253

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,015	$882
Cash paid for interest	$14,577	$14,412
Non-cash investing activities:
Accrued purchases of property and equipment	$1,486	$1,280

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements.” It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011. The results of operations for the thirty-nine weeks ended October 29, 2011 are not necessarily indicative of the operating results for the full fiscal year.

The consolidated financial statements presented herein are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of October 29, 2011 and for all periods presented have been made.

The Company’s fiscal year ends on the Saturday nearest January 31. Accordingly, references to fiscal years 2011 and 2010 refer to the fiscal year ending January 28, 2012 and the fiscal year ended January 29, 2011, respectively.

The Company operated 729 store locations at October 29, 2011, of which 232 were owned and 497 were leased.

The Company maintains a trade payable program that is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by the Company from its vendors. The Company, in turn, makes the regularly scheduled full vendor payments to the bank participants. In the first quarter of fiscal 2011 as a result of the Company’s review, the Company determined that the gross amount of borrowings and payments on the trade payable program shown on the statement of cash flows under “Cash flows from financing activities” included certain vendors that had not participated in the trade payable program. As such, the Company made an equal and offsetting adjustment to reduce the trade payables borrowings and payments line items within financing activities by $157.0 million for the thirty-nine weeks ended October 30, 2010. The full year impact of this adjustment is to reduce the line items by $225.2 million and $90.3 million for the years ended January 29, 2011 and January 30, 2010, respectively. These adjustments have no net impact on net cash used in financing activities or on any other cash flow line items.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350) —Testing Goodwill for Impairment” (“ASU 2011-08”). The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company is evaluating which method it will use for impairment testing at the end of the current fiscal year.

NOTE 3—ACQUISITIONS

During the current fiscal year, the Company made three separate acquisitions. The Company acquired the assets related to seven service and tire centers located in the Seattle-Tacoma area, the assets related to seven service and tire centers located in the Houston, Texas area and all outstanding shares of capital stock of Tire Stores Group Holding Corporation which operated an 85-store chain in Florida, Georgia and Alabama under the name Big 10. Collectively, the acquired stores produced approximately $94.7 million in sales annually based on audited and unaudited pre-acquisition historical information. The total purchase price of these stores was approximately $42.6 million in cash and the assumption of certain liabilities. The acquisitions were financed through cash flows provided by operations. The results of operations of these acquired stores are included in the Company’s results from their respective acquisition dates.

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

The Company expensed all costs related to these acquisitions during fiscal 2011. The total costs related to these acquisitions were $1.5 million and are included in the consolidated statement of operations within selling, general and administrative expenses.

The purchase price of the acquisitions have been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values. We have revised our estimates in the current quarter, which resulted in a decrease in goodwill of $2.4 million from our initial allocation of purchase price. The change related primarily to the elimination of reserves for uncertain tax positions related to federal and state net operating losses which are included within other non-current assets. The preliminary allocation is a follows:

As of
Acquisition
(dollar amounts in thousands)	Dates
Current assets	$11,642
Intangible assets	950
Other non-current assets	9,627
Current liabilities	(13,817)
Long-term liabilities	(9,458)
Total net identifiable assets acquired	$(1,056)

Total consideration transferred, net of cash acquired	$42,614
Less: total net identifiable assets acquired	(1,056)
Goodwill	$43,670

Intangible assets consist of trade names ($0.6 million) and favorable leases ($0.3 million). Long-term liabilities includes unfavorable leases ($9.1 million). The trade names are being amortized over their estimated useful life of 3 years. The favorable and unfavorable lease intangible assets and liabilities are being amortized to rent expense over their respective lease terms, ranging from 2 to 16 years. In connection with the acquisitions, the Company assumed additional lease obligations totaling $122.0 million over an average of 14 years.

Sales for the fiscal 2011 acquired stores totaled $43.6 million. Net earnings for the acquired stores for the period from acquisition date through October 29, 2011 were break-even, excluding transition related expenses.

The purchase price allocation remains preliminary for some of the acquired stores due to the finalization of certain valuation adjustments. The Company believes that this will be finalized by the fourth quarter of fiscal 2011 and that any adjustments to the purchase price allocation will not be material.

As the acquisitions (including Big 10) were immaterial to the operating results both individually and in aggregate for the thirteen and thirty-nine week periods ended October 29, 2011 and October 30, 2010, pro forma results of operations are not presented.

In the third quarter of 2011, the Company recorded a reduction to the contingent consideration of $0.7 million related to one of the Company’s acquisitions. The reversal of contingent consideration was recorded to selling, general and administrative expenses in the consolidated statements of operations.

NOTE 4—MERCHANDISE INVENTORIES

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (“FIFO”) method of costing inventory had been used by the Company, inventory would have been $545.7 million and $486.0 million as of October 29, 2011 and January 29, 2011, respectively.

The Company’s inventory, consisting primarily of auto parts and accessories, is used on vehicles typically having long lives. Because of this, and combined with the Company’s historical experience of returning excess inventory to the Company’s vendors for full credit, the risk of obsolescence is minimal. The Company establishes a reserve for excess inventory for instances where less than full credit will be received for such returns or where the Company anticipates items will be sold at retail prices that are less than recorded costs. The reserve is based on management’s judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where the Company received less than full credit from vendors for product returns. The Company also provides for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program. The Company’s inventory adjustments for these matters were approximately $5.6 million at October 29, 2011 and $6.0 million at January 29, 2011.

NOTE 5—PROPERTY AND EQUIPMENT

The Company’s property and equipment as of October 29, 2011 and January 29, 2011 was as follows:

(dollar amounts in thousands)	October 29, 2011	January 29, 2011

Property and equipment
Land	$204,023	$204,023
Buildings and improvements	865,251	848,268
Furniture, fixtures and equipment	710,719	685,481
Construction in progress	5,180	8,781
Accumulated depreciation and amortization	(1,091,394)	(1,045,572)
Property and equipment — net	$693,779	$700,981

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

The reserve for warranty cost activity for the thirty-nine weeks ended October 29, 2011 and the fifty-two weeks ended January 29, 2011 is as follows:

(dollar amounts in thousands)	October 29, 2011	January 29, 2011
Beginning balance	$673	$694

Additions related to current period sales	9,790	12,261

Warranty costs incurred in current period	(9,790)	(12,282)

Ending balance	$673	$673

NOTE 7—DEBT AND FINANCING ARRANGEMENTS

The following are the components of debt and financing arrangements:

(dollar amounts in thousands)	October 29, 2011	January 29, 2011
7.50% Senior Subordinated Notes, due December 2014	$147,565	$147,565
Senior Secured Term Loan, due October 2013	147,827	148,636
Revolving Credit Agreement, expiring July 2016	—	—
Long-term debt	295,392	296,201
Current maturities	(1,079)	(1,079)
Long-term debt less current maturities	$294,313	$295,122

As of October 29, 2011, 126 stores collateralized the Senior Secured Term Loan.

On July 26, 2011, the Company amended and restated its Revolving Credit Agreement. The Company’s ability to borrow under the Revolving Credit Agreement is based on a specific borrowing base consisting of inventory and accounts receivable up to a maximum availability of $300.0 million. The amendment reduced the interest rate applicable to borrowings by 75 basis points to a rate between London Interbank Offered Rate (LIBOR) plus 2.00% to 2.50% and extended the maturity date of the Revolving Credit Agreement to July 26, 2016. The related refinancing fees of $2.4 million are being amortized over the new five year life. As of October 29, 2011, there were no outstanding borrowings under the Revolving Credit Agreement and $30.0 million of availability was utilized to support outstanding letters of credit. Taking this into account and the borrowing base requirements, as of October 29, 2011, there was $210.1 million of availability remaining.

Several of the Company’s debt agreements require compliance with covenants. The most restrictive of these covenants, an earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement, is triggered if the Company’s availability under its Revolving Credit Agreement drops below $50.0 million. As of October 29, 2011, the Company was in compliance with all financial covenants contained in its debt agreements.

Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt including current maturities was $292.4 million and $298.3 million as of October 29, 2011 and January 29, 2011, respectively.

NOTE 8—INCOME TAXES

The Company recognizes taxes payable for the current year, as well as deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. To the extent the Company believes it is more likely than not that the asset will not be recoverable, a valuation allowance must be established. All available evidence, both positive and negative, is considered to determine whether based on the weight of that evidence a valuation allowance is needed. To establish this positive evidence, the Company considers future projections of income and various tax planning strategies for generating income sufficient to utilize the deferred tax assets. Due to an organizational restructuring of its subsidiaries and the Company’s improved profitability and projected future income, the Company released $3.6 million (net of federal tax) of valuation allowance relating to state net operating loss carryforwards and credits during the thirty-nine weeks ended October 29, 2011.

For income tax benefits related to uncertain tax positions to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. During the thirteen and thirty-nine weeks ended October 29, 2011, the Company did not have a material change to its uncertain tax position liabilities.

NOTE 9—ACCUMULATED OTHER COMPREHENSIVE LOSS

The following are the components of other comprehensive income:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(dollar amounts in thousands)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net earnings	$7,011	$5,718	$33,322	$28,266
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustment	236	264	709	794
Derivative financial instrument adjustment	907	(226)	1,592	(1,823)
Comprehensive income	$8,154	$5,756	$35,623	$27,237

The components of accumulated other comprehensive loss are:

(dollar amounts in thousands)	October 29, 2011	January 29, 2011

Defined benefit plan adjustment, net of tax	$(5,867)	$(6,576)
Derivative financial instrument adjustment, net of tax	(8,860)	(10,452)
Accumulated other comprehensive loss	$(14,727)	$(17,028)

NOTE 10—IMPAIRMENTS AND ASSETS HELD FOR SALE

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

Assets held for sale were $0.4 million as of October 29, 2011 and $0.5 million as of January 29, 2011 and are recorded within other current assets. Subsequent to the end of the third quarter of fiscal 2011, the Company sold the last remaining store classified as an asset held for sale at the property’s carrying value.

NOTE 11—EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for earnings from continuing operations and net earnings:

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share amounts)		October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

(a)	Earnings from continuing operations	$7,022	$5,674	$33,319	$28,633

	(Loss) income from discontinued operations, net of tax	(11)	44	3	(367)

	Net earnings	$7,011	$5,718	$33,322	$28,266

(b)	Basic average number of common shares outstanding during period	52,998	52,717	52,933	52,637

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	600	447	661	434

(c)	Diluted average number of common shares assumed outstanding during period	53,598	53,164	53,594	53,071

	Basic earnings per share:
	Earnings from continuing operations (a/b)	$0.13	$0.11	$0.63	$0.54
	Discontinued operations, net of tax	—	—	—	(0.01)
	Basic earnings per share	$0.13	$0.11	$0.63	$0.53

	Diluted earnings per share:
	Net earnings from continuing operations (a/c)	$0.13	$0.11	$0.62	$0.54
	Discontinued operations, net of tax	—	—	—	(0.01)
	Diluted earnings per share	$0.13	$0.11	$0.62	$0.53

At October 29, 2011 and October 30, 2010, respectively, there were 2,640,000 and 2,321,000 outstanding options and restricted stock units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total numbers of such shares excluded from the diluted earnings per share calculation are 904,000 and 1,078,000 for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively. The total numbers of such shares excluded from the diluted earnings per share calculation are 1,050,000 and 1,059,000 for the thirteen weeks ended October 29, 2011 and October 30, 2010, respectively.

NOTE 12—BENEFIT PLANS

The Company has a qualified 401(k) savings plan and a separate plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company also maintains a non-qualified defined contribution Supplemental Executive Retirement Plan (the “Account Plan”) for key employees designated by the Board of Directors. The Company’s contribution to these plans for fiscal 2011 is contingent upon meeting certain performance metrics. The Company has not recorded any contribution expense for these plans in the first nine months of 2011. The Company’s expense related to the savings plans and the Account Plan for the thirteen weeks ended October 30, 2010 was approximately $0.9 million and $0.3 million, respectively, and for the thirty-nine weeks ended October 30, 2010, approximately $2.5 million and $1.0 million, respectively.

The Company also has a frozen defined benefit pension plan (the “Plan”) covering the Company’s full-time employees hired on or before February 1, 1992. The Company’s expense for its pension plan follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(dollar amounts in thousands)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

Interest cost	640	640	1,918	1,920
Expected return on plan assets	(686)	(538)	(2,058)	(1,613)
Amortization of net loss	378	421	1,134	1,264
Net periodic benefit cost	$332	$523	$994	$1,571

The Plan is subject to minimum funding requirements of the Employee Retirement Income Security Act of 1974 as amended. While the Company has no minimum funding requirement during fiscal 2011, it made a $3.0 million discretionary contribution to the defined benefit pension plan on April 28, 2011.

During the third quarter of fiscal 2011, the Company began the process of terminating the Plan. The termination of the Plan is expected to be completed by the end of fiscal 2012. In order to terminate the Plan, in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements, the Company is required to fully fund the Plan on a termination basis and will commit to contribute the additional assets necessary to do so. Plan participants will not be adversely affected by the Plan termination, but rather will have their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier.

NOTE 13—EQUITY COMPENSATION PLANS

The Company has stock-based compensation plans, under which it grants stock options and restricted stock units to key employees and members of its Board of Directors. The Company generally recognizes compensation expense on a straight-line basis over the vesting period.

The following table summarizes the options under the Company’s plan:

Number of Shares
Outstanding — January 29, 2011	1,831,802
Granted	265,139
Exercised	(44,144)
Forfeited	(10,341)
Expired	(31,683)
Outstanding — October 29, 2011	2,010,773

In the first nine months of fiscal year 2011, the Company granted approximately 265,000 stock options with a weighted average grant date fair value of $5.38. These options have a seven year term and vest over a three year period with a third vesting on each of the three grant date anniversaries. The compensation expense recorded during the thirteen weeks and thirty-nine weeks ended October 29, 2011, for the options granted was immaterial.

In the first nine months of fiscal year 2010, the Company granted approximately 303,500 stock options with a weighted average grant date fair value of $4.26. These options have a seven year term and vest over a three year period with a third vesting on each of the three grant date anniversaries. The compensation expense recorded during the thirteen and thirty-nine weeks ended October 30, 2010, for the options granted was immaterial.

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

The following are the weighted-average assumptions:

	October 29, 2011	October 30, 2010
Dividend yield	1.0%	1.4%
Expected volatility	58.2%	55.7%
Risk-free interest rate range:
High	1.9%	2.0%
Low	1.6%	1.7%
Ranges of expected lives in years	4 - 5	4 - 5

RESTRICTED STOCK UNITS

Performance Based Awards

In the first quarter of fiscal 2011, the Company granted approximately 95,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves a return on invested capital target for fiscal year 2013. The number of underlying shares that may be issued upon vesting will range from 0% to 150%, depending upon the Company achieving the financial targets in fiscal year 2013. The fair value for these awards was $12.48 per unit at the date of the grant. The compensation expense recorded for these restricted stock units was immaterial during the thirteen weeks and thirty-nine weeks ended October 29, 2011.

In the first quarter of fiscal 2010, the Company granted approximately 105,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves a return on invested capital target for fiscal year 2012. The number of underlying shares that may be issued upon vesting will range from 0% to 150%, depending upon the Company achieving the financial targets in fiscal year 2012. The fair value for these awards was $10.34 per unit at the date of the grant. The compensation expense recorded for these restricted stock units during the thirteen weeks and thirty-nine weeks ended October 29, 2011 and October 30, 2010, was immaterial.

Market Based Awards

In the first quarter of fiscal 2011, the Company granted approximately 48,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a total shareholder return target in fiscal 2013. The number of underlying shares that may become exercisable will range from 0% to 175% depending upon whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $14.73 per unit grant date fair value. The compensation expense recorded for these restricted stock units during the thirteen weeks and thirty-nine weeks ended October 29, 2011, was immaterial.

In the first quarter of fiscal 2010, the Company granted approximately 52,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a total shareholder return target in fiscal 2012. The number of underlying shares that may become exercisable will range from 0% to 175% depending upon whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $12.99 per unit grant date fair value. The compensation expense recorded for these restricted stock units during the thirteen weeks and thirty-nine weeks ended October 29, 2011 and October 30, 2010, was immaterial.

Other Awards

In the first quarter of fiscal 2011 and 2010, the Company granted approximately 50,000 and 61,000 restricted stock units, respectively, related to officers’ deferred bonus matches under the Company’s non-qualified deferred compensation plan, which vest over a three year period. The fair value of these awards was $13.68 and $12.53, respectively, and the compensation expense recorded for these awards during the thirteen weeks and thirty-nine weeks ended October 29, 2011 and October 30, 2010, was immaterial.

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

The following table summarizes the units under the Company’s plan, assuming maximum vesting of underlying shares for the performance and market based awards described above:

Number of RSUs
Nonvested — January 29, 2011	432,331
Granted	321,314
Forfeited	(3,051)
Vested	(121,712)
Nonvested — October 29, 2011	628,882

EMPLOYEE STOCK PURCHASE PLAN

During the third quarter of fiscal 2011, the Company began an employee stock purchase plan which provides eligible employees the opportunity to purchase shares of the Company’s stock at a stated discount through regular payroll deductions. The aggregate number of shares of common stock that may be issued or transferred under the plan is 2,000,000 shares. All shares purchased by employees under this plan will be issued through treasury stock. The Company’s expense for the discount during the third quarter of fiscal 2011 was immaterial.

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

The following table provides information by level for assets and liabilities that are measured at fair value, on a recurring basis:

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	October 29, 2011	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$80,716	$80,716	$—	$—
Collateral investments (1)	14,400	14,400	—	—

Liabilities:
Other liabilities
Derivative liability (3)	13,963	—	13,963	—

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	January 29, 2011	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$90,240	$90,240	$—	$—
Collateral investments (1)	9,638	9,638	—	—

Liabilities:
Current liabilities
Contingent consideration (2)	288	—	—	288
Other liabilities
Derivative liability (3)	16,424	—	16,424	—
Contingent consideration (3)	1,224	—	—	1,224

(1) included in other long-term assets

(2) included in accrued liabilities

(3) included in other long-term liabilities

During fiscal 2010, the Company invested $9.6 million in restricted accounts as collateral for its retained liabilities included within existing insurance programs in lieu of previously outstanding letters of credit. During the thirty-nine weeks of fiscal 2011, the company invested an additional $4.8 million. The collateral investment is included in other long-term assets on the consolidated balance sheet.

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

The table below shows the effect of the Company’s interest rate swap on the consolidated financial statements for the periods indicated:

(dollar amounts in thousands)	Amount of Gain in Other Comprehensive Income/ (Loss) (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion) (a)
Thirteen weeks ended October 29, 2011	$890	Interest expense	$(1,751)
Thirteen weeks ended October 30, 2010	$(256)	Interest expense	$(1,721)
Thirty-nine weeks ended October 29, 2011	$1,538	Interest expense	$(5,242)
Thirty-nine weeks ended October 30, 2010	$(1,877)	Interest expense	$(5,169)

(a) represents the effective portion of the loss reclassified from accumulated other comprehensive loss

The fair value of the derivative was $14.0 million and $16.4 million payable at October 29, 2011 and January 29, 2011, respectively. Of the $2.4 million decrease in the fair value during the thirty-nine weeks ended October 29, 2011, $1.5 million net of tax was recorded to accumulated other comprehensive loss on the consolidated balance sheet.

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

The following consolidating information presents, in separate columns, the condensed consolidating balance sheets as of October 29, 2011 and January 29, 2011 and the related condensed consolidating statements of operations for the thirty-nine weeks ended October 29, 2011 and October 30, 2010 and condensed consolidating statements of cash flows for the thirty-nine weeks ended October 29, 2011 and October 30, 2010 for (i) the Company (“Pep Boys”) on a parent only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Subsidiary Guarantors on a combined basis, (iii) the subsidiary of the Company that does not guarantee the Notes, and (iv) the Company on a consolidated basis. The Company made an immaterial adjustment to the January 29, 2011 amounts reported for cash, intercompany receivables and intercompany liabilities to account for certain intercompany borrowing activity between Pep Boys and a subsidiary guarantor.

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

On May 5, 2011, The Pep Boys — Manny, Moe & Jack acquired Tire Store Group Holdings Corporation and its subsidiary Big 10 Tire Stores, LLC. As a result of this acquisition, The Pep Boys—Manny, Moe & Jack of Pennsylvania increased its investment in subsidiaries by $9.4 million (see Note 3 — Acquisitions).

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

As of October 29, 2011	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,536	$43,136	$12,044	$—	$80,716
Accounts receivable, net	10,073	13,451	—	—	23,524
Merchandise inventories	203,450	402,804	—	—	606,254
Prepaid expenses	5,976	6,868	2,752	(25)	15,571
Other current assets	915	428	51,060	(4,853)	47,550
Total current assets	245,950	466,687	65,856	(4,878)	773,615
Property and equipment—net	240,440	441,672	30,351	(18,684)	693,779
Investment in subsidiaries	2,167,471	—	—	(2,167,471)	—
Intercompany receivables	—	1,378,385	59,551	(1,437,936)	—
Goodwill	2,549	43,670	—	—	46,219
Deferred income taxes	16,395	50,279	—	—	66,674
Other long-term assets	28,837	1,984	—	—	30,821
Total assets	$2,701,642	$2,382,677	$155,758	$(3,628,969)	$1,611,608
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$238,599	$—	$—	$—	$238,599
Trade payable program liability	68,320	—	—	—	68,320
Accrued expenses	30,586	66,693	124,722	(25)	221,976
Deferred income taxes	27,447	36,304	—	(4,853)	58,898
Current maturities of long-term debt	1,079	—	—	—	1,079
Total current liabilities	366,031	102,997	124,722	(4,878)	588,872
Long-term debt less current maturities	294,313	—	—	—	294,313
Other long-term liabilities	28,749	43,508	—	—	72,257
Deferred gain from asset sales	62,371	99,737	—	(18,684)	143,424
Intercompany liabilities	1,437,936	—	—	(1,437,936)	—
Total stockholders’ equity	512,242	2,136,435	31,036	(2,167,471)	512,242
Total liabilities and stockholders’ equity	$2,701,642	$2,382,677	$155,758	$(3,628,969)	$1,611,108

As of January 29, 2011	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$37,912	$42,779	$9,549	$—	$90,240
Accounts receivable, net	8,976	10,564	—	—	19,540
Merchandise inventories	198,062	366,340	—	—	564,402
Prepaid expenses	11,839	17,649	16,202	(17,148)	28,542
Other current assets	2,260	936	62,655	(5,039)	60,812
Total current assets	259,049	438,268	88,406	(22,187)	763,536
Property and equipment—net	236,853	452,230	30,862	(18,964)	700,981
Investment in subsidiaries	2,093,479	—	—	(2,093,479)	—
Intercompany receivables	—	1,361,656	79,270	(1,440,926)	—
Goodwill	2,549	—	—	—	2,549
Deferred income taxes	15,749	50,270	—	—	66,019
Other long-term assets	22,392	1,195	—	—	23,587
Total assets	$2,630,071	$2,303,619	$198,538	$(3,575,556)	$1,556,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$210,440	$—	$—	$—	$210,440
Trade payable program liability	56,287	—	—	—	56,287
Accrued expenses	23,341	62,168	167,667	(17,148)	236,028
Deferred income taxes	23,024	38,350	—	(5,039)	56,335
Current maturities of long-term debt	1,079	—	—	—	1,079
Total current liabilities	314,171	100,518	167,667	(22,187)	560,169
Long-term debt less current maturities	295,122	—	—	—	295,122
Other long-term liabilities	35,870	34,176	—	—	70,046
Deferred gain from asset sales	65,522	106,317	—	(18,964)	152,875
Intercompany liabilities	1,440,926	—	—	(1,440,926)	—
Total stockholders’ equity	478,460	2,062,608	30,871	(2,093,479)	478,460
Total liabilities and stockholders’ equity	$2,630,071	$2,303,619	$198,538	$(3,575,556)	$1,556,672

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(dollars in thousands)

(unaudited)

		Subsidiary	Subsidiary Non-	Consolidation /
Thirteen Weeks Ended October 29, 2011	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise sales	$135,575	$278,955	$—	$—	$414,530
Service revenue	36,499	71,144	—	—	107,643
Other revenue	—	—	5,732	(5,732)	—
Total revenues	172,074	350,099	5,732	(5,732)	522,173
Costs of merchandise sales	98,397	194,407	—	(407)	292,397
Costs of service revenue	32,776	70,117	—	(38)	102,855
Costs of other revenue	—	—	5,836	(5,836)	—
Total costs of revenues	131,173	264,524	5,836	(6,281)	395,252
Gross profit from merchandise sales	37,178	84,548	—	407	122,133
Gross profit from service revenue	3,723	1,027	—	38	4,788
Gross profit from other revenue	—	—	(104)	104	—
Total gross profit	40,901	85,575	(104)	549	126,921
Selling, general and administrative expenses	37,084	72,452	80	(67)	109,549
Net gain from dispositions of assets	(2)	(23)	—	—	(25)
Operating profit	3,815	13,100	(184)	616	17,347
Non-operating (expense) income	(4,104)	16,331	616	(12,216)	627
Interest expense (income)	18,032	979	(522)	(11,600)	6,889
(Loss) earnings from continuing operations before income taxes	(18,321)	28,452	954	—	11,085
Income tax (benefit) expense	(5,829)	9,567	325	—	4,063
Equity in earnings of subsidiaries	19,504	—	—	(19,504)	—
Net earnings from continuing operations	7,012	18,885	629	(19,504)	7,022
Discontinued operations, net of tax	(1)	(10)	—	—	(11)
Net earnings	$7,011	$18,875	$629	$(19,504)	$7,011

		Subsidiary	Subsidiary Non-	Consolidation /
Thirteen Weeks Ended October 30, 2010	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise sales	$135,716	$262,652	$—	$—	$398,368
Service revenue	35,246	62,750	—	—	97,996
Other revenue	—	—	5,736	(5,736)	—
Total revenues	170,962	325,402	5,736	(5,736)	496,364
Costs of merchandise sales	96,266	183,831	—	(407)	279,690
Costs of service revenue	31,960	58,896	—	(38)	90,818
Costs of other revenue	—	—	5,067	(5,067)	—
Total costs of revenues	128,226	242,727	5,067	(5,512)	370,508
Gross profit from merchandise sales	39,450	78,821	—	407	118,678
Gross profit from service revenue	3,286	3,854	—	38	7,178
Gross profit from other revenue	—	—	669	(669)	—
Total gross profit	42,736	82,675	669	(224)	125,856
Selling, general and administrative expenses	37,672	73,920	88	(840)	110,840
Net gain from dispositions of assets	(105)	214	—	—	109
Operating profit	4,959	8,969	581	616	15,125
Non-operating (expense) income	(4,120)	21,206	617	(17,053)	650
Interest expense (income)	16,824	6,759	(516)	(16,437)	6,630
(Loss) earnings from continuing operations before income taxes	(15,985)	23,416	1,714	—	9,145
Income tax (benefit) expense	(6,173)	8,979	665	—	3,471
Equity in earnings of subsidiaries	15,517	—	—	(15,517)	—
Net earnings from continuing operations	5,705	14,437	1,049	(15,517)	5,674
Discontinued operations, net of tax	13	31	—	—	44
Net earnings	$5,718	$14,468	$1,049	$(15,517)	$5,718

		Subsidiary	Subsidiary Non-	Consolidation /
Thirty-nine Weeks Ended October 29, 2011	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise sales	$414,837	$823,587	$—	$—	$1,238,424
Service revenue	112,147	207,737	—	—	319,884
Other revenue	—	—	17,198	(17,198)	—
Total revenues	526,984	1,031,324	17,198	(17,198)	1,558,308
Costs of merchandise sales	295,915	570,754	—	(1,223)	865,446
Costs of service revenue	98,750	196,971	—	(114)	295,607
Costs of other revenue	—	—	17,492	(17,492)	—
Total costs of revenues	394,665	767,725	17,492	(18,829)	1,161,053
Gross profit from merchandise sales	118,922	252,833	—	1,223	372,978
Gross profit from service revenue	13,397	10,766	—	114	24,277
Gross profit from other revenue	—	—	(294)	294	—
Total gross profit	132,319	263,599	(294)	1,631	397,255
Selling, general and administrative expenses	113,470	218,219	246	(218)	331,717
Net gain from dispositions of assets	(2)	63	—	—	61
Operating profit	18,847	45,443	(540)	1,849	65,599
Non-operating (expense) income	(12,595)	48,252	1,850	(35,724)	1,783
Interest expense (income)	52,891	2,380	(1,565)	(33,875)	19,831
(Loss) earnings from continuing operations before income taxes	(46,639)	91,315	2,875	—	47,551
Income tax (benefit) expense	(13,543)	26,914	861	—	14,232
Equity in earnings of subsidiaries	66,400	—	—	(66,400)	—
Net earnings from continuing operations	33,304	64,401	2,014	(66,400)	33,319
Discontinued operations, net of tax	18	(15)	—	—	3
Net earnings	$33,322	$64,386	$2,014	$(66,400)	$33,322

		Subsidiary	Subsidiary Non-	Consolidation /
Thirty-nine Weeks Ended October 30, 2010	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise sales	$421,160	$792,576	$—	$—	$1,213,736
Service revenue	107,616	189,900	—	—	297,516
Other revenue	—	—	17,208	(17,208)	—
Total revenues	528,776	982,476	17,208	(17,208)	1,511,252
Costs of merchandise sales	296,773	550,298	—	(1,223)	845,848
Costs of service revenue	94,316	173,250	—	(114)	267,452
Costs of other revenue	—	—	16,628	(16,628)	—
Total costs of revenues	391,089	723,548	16,628	(17,965)	1,113,300
Gross profit from merchandise sales	124,387	242,278	—	1,223	367,888
Gross profit from service revenue	13,300	16,650	—	114	30,064
Gross profit from other revenue	—	—	580	(580)	—
Total gross profit	137,687	258,928	580	757	397,952
Selling, general and administrative expenses	118,983	217,431	258	(1,092)	335,580
Net gain from dispositions of assets	1,975	628	—	—	2,603
Operating profit	20,679	42,125	322	1,849	64,975
Non-operating (expense) income	(12,533)	61,727	1,850	(49,189)	1,855
Interest expense (income)	49,176	19,610	(1,565)	(47,340)	19,881
(Loss) earnings from continuing operations before income taxes	(41,030)	84,242	3,737	—	46,949
Income tax (benefit) expense	(16,029)	32,884	1,461	—	18,316
Equity in earnings of subsidiaries	53,295	—	—	(53,295)	—
Net earnings from continuing operations	28,294	51,358	2,276	(53,295)	28,633
Discontinued operations, net of tax	(28)	(339)	—	—	(367)
Net earnings	$28,266	$51,019	$2,276	$(53,295)	$28,266

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

Thirty-nine Weeks Ended October 29, 2011	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated

Net earnings	$33,322	$64,386	$2,014	$(66,400)	$33,322
Adjustments to Reconcile Net Earnings to Net Cash (Used In) Provided By Continuing Operations	(40,399)	36,365	697	64,550	61,213
Changes in operating assets and liabilities	33,992	(25,431)	(18,086)	—	(9,525)
Net cash provided by (used in) continuing operations	26,915	75,320	(15,375)	(1,850)	85,010
Net cash provided by discontinued operations	18	22	—	—	40
Net Cash Provided by (Used in) Operating Activities	26,933	75,342	(15,375)	(1,850)	85,050

Net cash used in continuing operations	(31,509)	(67,696)	—	—	(99,205)
Net cash provided by discontinued operations	—	—	—	—	—
Net Cash Used in Investing Activities	(31,509)	(67,696)	—	—	(99,205)

Net Cash (Used in) Provided by Financing Activities	(7,800)	(7,288)	17,869	1,850	4,631

Net (Decrease) Increase in Cash	(12,376)	358	2,494	—	(9,524)
Cash and Cash Equivalents at Beginning of Period	37,912	42,779	9,549	—	90,240
Cash and cash equivalents at end of period	$25,536	$43,137	$12,043	$—	$80,716

Thirty-nine Weeks Ended October 30, 2010	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated

Net earnings	$28,266	$51,019	$2,276	$(53,295)	$28,266
Adjustments to Reconcile Net Earnings to Net Cash (Used In) Provided By Continuing Operations	(24,436)	31,651	476	51,447	59,138
Changes in operating assets and liabilities	21,750	(1,148)	(15,945)	—	4,657
Net cash provided by (used in) continuing operations	25,580	81,522	(13,193)	(1,848)	92,061
Net cash used in discontinued operations	(30)	(1,233)	—	—	(1,263)
Net Cash Provided by (Used in) Operating Activities	25,550	80,289	(13,193)	(1,848)	90,798

Net cash used in continuing operations	(23,593)	(17,814)	—	—	(41,407)
Net cash provided by discontinued operations	—	569	—	—	569
Net Cash Used in Investing Activities	(23,593)	(17,245)	—	—	(40,838)

Net Cash Provided by (Used in) Financing Activities	27,971	(31,882)	20,030	1,848	17,967

Net Increase in Cash	29,928	31,162	6,837	—	67,927
Cash and Cash Equivalents at Beginning of Period	25,844	10,279	3,203	—	39,326
Cash and cash equivalents at end of period	$55,772	$41,441	$10,040	$—	$107,253

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis explains the results of operations for the third fiscal quarter and first nine months of 2011 and 2010 and significant developments affecting our financial condition for the nine months ended October 29, 2011. This discussion and analysis should be read in conjunction with the consolidated interim financial statements and the notes to such consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

In the first nine months of fiscal 2011, we added 107 Service & Tire Centers, including 99 Service & Tire Centers acquired in three separate transactions, converted one Service & Tire Center to a Supercenter, and added one Supercenter. As of October 29, 2011, we operated 562 Supercenters and 159 Service & Tire Centers, as well as 8 legacy Pep Boys Express (retail only) stores throughout 35 states and Puerto Rico.

EXECUTIVE SUMMARY

Net earnings for the third quarter of 2011 were $7.0 million, a $1.3 million improvement over the $5.7 million reported for the third quarter of 2010. The increase in profitability was the result of increased total revenues and lower selling, general and administrative expense, partially offset by a decrease in total gross profit margins. Our diluted earnings per share for the third quarter and the first nine months of 2011 were $0.13 and $0.62, respectively, an improvement of $0.02 and $0.09 over the $0.11 and $0.53 recorded for the corresponding periods of 2010.

Total revenue increased for the third quarter of 2011 by 5.2% as compared to the same period of the prior year as a result of our aggressive growth strategy. This increase in total revenues was comprised of a 9.8% increase in service revenue and a 4.1% increase in merchandise sales. For the third quarter of 2011, comparable store sales (sales generated by locations in operation during the same period) decreased by 0.4%. This decrease in comparable store sales was comprised of a 0.4% increase in comparable store service revenue offset by a 0.6% decrease in comparable store merchandise sales.

Sales of our services and non-discretionary products are impacted by miles driven. From March through October 2011, unleaded gasoline prices averaged $3.66 per gallon (national average) as compared to $2.77 in the corresponding period of the prior year. We believe the significant increase in gasoline prices led to the decline in miles driven from March through September 2011, after growing moderately over the previous 12 months. This change in trend combined with the financial burden of higher gasoline prices, continued high unemployment and negative consumer confidence in the overall U.S. economy depressed our third quarter sales. We believe these factors have also led customers to maintain their existing vehicles, rather than purchasing new ones which, in turn has partially offset the negative impact the reduction in miles driven has had on our sales of services and non-discretionary products. These same factors have negatively affected sales in our discretionary product categories like accessories and complementary merchandise. As gasoline prices began to drop in October 2011, albeit not to October 2010 levels, we believe that miles driven once again began to stabilize and assisted our service sales in that month. Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will affect us in the future.

Our primary response to fluctuations in customer demand is to adjust our service and product pricing and assortment, store staffing and marketing efforts. We believe that we are well positioned to help our customers save money and meet their needs in a challenging macroeconomic environment. In 2011, we have continued our “surround sound” media campaign that utilizes television, radio and direct mail advertising to communicate our “DOES EVERYTHING. FOR LESS.” brand message and have focused on “execution excellence” in our stores in order to earn the TRUST of our customers every day. The newest feature of our surround sound marketing initiatives was the launch of TreadSmart during the current year third quarter. TreadSmart allows customers to research, purchase and schedule the installation of tires online at pepboys.com.

RESULTS OF OPERATIONS

The following discussion explains the material changes in our results of operations.

Analysis of Statement of Operations

Thirteen weeks ended October 29, 2011 vs. Thirteen weeks ended October 30, 2010

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	October 29, 2011 (Fiscal 2011)		October 30, 2010 (Fiscal 2010)		Favorable (Unfavorable)

Merchandise sales	79.4%		80.3%		4.1%
Service revenue (1)	20.6		19.7		9.8
Total revenues	100.0		100.0		5.2
Costs of merchandise sales (2)	70.5	(3)	70.2	(3)	(4.5)
Costs of service revenue (2)	95.6	(3)	92.7	(3)	(13.3)
Total costs of revenues	75.7		74.6		(6.7)
Gross profit from merchandise sales	29.5	(3)	29.8	(3)	2.9
Gross profit from service revenue	4.5	(3)	7.3	(3)	(33.3)
Total gross profit	24.3		25.4		0.9
Selling, general and administrative expenses	21.0		22.3		1.2
Net gain (loss) from dispositions of assets	—		—		—
Operating profit	3.3		3.0		14.7
Non-operating income	0.1		0.1		(3.5)
Interest expense	1.3		1.3		(3.9)
Earnings from continuing operations before income taxes	2.1		1.8		21.2
Income tax expense	36.7	(4)	38.0	(4)	(17.1)
Earnings from continuing operations	1.3		1.1		23.8
Discontinued operations, net of tax	—		—		—
Net earnings	1.3		1.2		22.6

(1)	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.
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

Total revenue for the third quarter of 2011 increased by $25.8 million to $522.2 million from $496.4 million in the third quarter of 2010, while comparable store sales for the third quarter of 2011 decreased 0.4% as compared to the third quarter of 2010. This decrease in comparable store sales consisted of an increase of 0.4% in comparable store service revenue offset by a decrease of 0.6% in comparable store merchandise sales. Total comparable store sales decreased due to lower customer counts in all three lines of business partially offset by an increase in the average transaction amount per customer. While our total revenue figures were favorably impacted by the opening or acquisition of new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Non-comparable stores contributed an additional $27.9 million of total revenue in the third quarter of 2011 as compared to the third quarter of 2010.

Total merchandise sales increased 4.1%, or $16.2 million, to $414.5 million in the third quarter of fiscal 2011, compared to $398.4 million during the prior year quarter. The increase in merchandise sales was due to our non-comparable stores which contributed an additional $18.6 million of sales in the quarter, partially offset by a decline in comparable store merchandise sales of 0.6%, or $2.5 million. The decrease in comparable store merchandise sales was comprised of a 2.0% decline in our retail business which was mostly offset by a 1.8% increase in merchandise sold through our service business as a result of increased tire and other maintenance part sales. Total service revenue increased 9.8%, or $9.6 million, to $107.6 million in the third quarter of 2011 from the $98.0 million recorded in the prior year quarter. The increase in service revenue was comprised of a $0.4 million, or 0.4%, increase in comparable store service revenue and $9.2 million was contributed by our new non-comparable stores

We believe that comparable store customer counts decreased due to macroeconomic conditions, while the average transaction amount per customer increased due to selling price increases implemented to reflect the inflation in material costs. We believe that the significant increase in gasoline prices led to a decline in miles driven, which combined with the financial burden of higher gasoline prices, continued high unemployment and negative consumer confidence in the overall U.S. economy depressed our third quarter sales. These negative economic conditions were somewhat mitigated by the continued aging of the U.S. light vehicle fleet as consumers spent more money on maintaining their vehicles as opposed to buying new vehicles. Over the long-term, we believe that utilizing innovative marketing programs to communicate our value-priced, differentiated service and product assortment will drive increased customer counts and that our continued focus on delivering a better customer experience than our competitors will convert those increased customer counts into sales improvements consistently over all lines of business.

Total gross profit increased by $1.0 million, or 0.9%, to $126.9 million for the third quarter of 2011 from $125.9 million in the third quarter of 2010. Gross profit margin decreased to 24.3% for the third quarter of 2011 from 25.4% for the third quarter of 2010. The decrease in total gross profit margin was primarily due to the opening or acquisition of new Service & Tire Centers. The 85 Big 10 locations acquired in the second quarter of 2011 lowered gross profit margin in the third quarter of 2011 by 70 basis points. The Big 10 locations were dilutive to gross profit margin primarily due to mix of sales being more highly concentrated in tires, which have lower product margins, combined with higher rent and payroll costs as a percent of total store sales. The organic new stores opened by the Company, which are still in their ramp up stage for sales while incurring their full amount of fixed expenses, including payroll and occupancy costs (rent, utilities and building maintenance), negatively affected total gross profit margin by 90 basis points and 50 basis points in the third quarter of 2011 and 2010, respectively. Excluding the impact of both the acquired and the new organic Service & Tire Centers, total gross profit margin remained relatively flat at 25.9%. While the acquired and new organic Service & Tire Centers have had a negative impact on gross profit from service revenue, these Service & Tire Centers positively contributed to total gross profit for the current year third quarter.

Gross profit from merchandise sales increased by $3.5 million, or 2.9%, to $122.1 million for the third quarter of 2011 from $118.7 million in the third quarter of 2010. Gross profit margin from merchandise sales decreased to 29.5% for the third quarter of 2011 from 29.8% for the third quarter of 2010, primarily due to an increase in store occupancy costs of 20 basis points and a decrease in product gross margins of 10 basis points. The increase in store occupancy costs was due to the deleveraging effect of lower merchandise comparable store sales. The decrease in product gross margins was due to the shift in sales mix to tires which have lower margins.

Gross profit from service revenue decreased by $2.4 million, or 33.3%, to $4.8 million in the third quarter of 2011 from $7.2 million recorded in the third quarter of 2010. Gross profit margin from service revenue decreased to 4.5% for the third quarter of 2011 from 7.3% for the prior year quarter. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials) and costs of service revenues includes the fully loaded service center payroll and related employee benefits and service center occupancy costs. The decrease in gross profit from service revenue was due to the opening or acquisition of new Service & Tire Centers. Excluding the impact of both the acquired and the new organic (which are still in their ramp up stage for sales while incurring the full amount of expenses including payroll and occupancy costs) Service & Tire Centers, gross profit from service revenue improved to 11.2% for the third quarter of 2011 from 9.1% for the third quarter of 2010 due to higher service revenues, which better leveraged the fixed component of service payroll and store occupancy costs.

Selling, general and administrative expenses as a percentage of total revenues decreased to 21.0% for the third quarter of 2011 from 22.3% for the third quarter of 2010. Selling, general and administrative expenses decreased $1.3 million, or 1.2%, to $109.5 million in the third quarter of 2011 from $110.8 million in the prior year quarter. Lower short-term performance based compensation accruals of $3.1 million was partially offset by increased media expense of $0.8 million and increased store and administrative expenses of $1.4 million related to the addition of the 85 Big 10 locations in the second quarter of 2011. The reduction as a percent to sales reflects improved leverage of selling, general and administrative expenses achieved through increased sales volumes in the current year third quarter.

Interest expense increased by $0.3 million to $6.9 million in the third quarter of 2011 compared to $6.6 million in the third quarter of 2010.

Our income tax expense for the third quarter of 2011 was $4.1 million, or an effective rate of 36.7%, as compared to an expense of $3.5 million, or an effective rate of 38.0%, for the third quarter of 2010. The annual rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported net earnings of $7.0 million in the third quarter of 2011 as compared to net earnings of $5.7 million in the prior year quarter. Our basic and diluted earnings per share were $0.13 as compared to $0.11 in the prior year period.

Thirty-nine weeks ended October 29, 2011 vs. Thirty-nine weeks ended October 30, 2010

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirty-nine weeks ended	October 29, 2011 (Fiscal 2011)		October 30, 2010 (Fiscal 2010)		Favorable (Unfavorable)

Merchandise sales	79.5%		80.3%		2.0%
Service revenue (1)	20.5		19.7		7.5
Total revenues	100.0		100.0		3.1
Costs of merchandise sales (2)	69.9	(3)	69.7	(3)	(2.3)
Costs of service revenue (2)	92.4	(3)	89.9	(3)	(10.5)
Total costs of revenues	74.5		73.7		(4.3)
Gross profit from merchandise sales	30.1	(3)	30.3	(3)	1.4
Gross profit from service revenue	7.6	(3)	10.1	(3)	(19.3)
Total gross profit	25.5		26.3		(0.2)
Selling, general and administrative expenses	21.3		22.2		1.2
Net gain (loss) from dispositions of assets	—		0.2		—
Operating profit	4.2		4.3		1.0
Non-operating income	0.1		0.1		(3.9)
Interest expense	1.3		1.3		0.3
Earnings from continuing operations before income taxes	3.1		3.1		1.3
Income tax expense	29.9	(4)	39.0	(4)	22.3
Earnings from continuing operations	2.1		1.9		16.4
Discontinued operations, net of tax	—		—		—
Net earnings	2.1		1.9		17.9

(1)	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.
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

Total revenue for the first nine months of 2011 increased by $47.1 million to $1,558.3 million from $1,511.3 million in the first nine months of 2010, while comparable store sales for the first nine months of 2011 decreased by $15.2 million, or 1.0%, as compared to the first nine months of 2010. The decrease in comparable store sales consisted of an increase of 0.8% in comparable store service revenue offset by a decrease of 1.4% in comparable store merchandise sales. Total comparable store sales decreased due to lower customer counts in all three lines of business partially offset by an increase in the average transaction amount per customer. While our total revenue figures were favorably impacted by the opening of the new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Non-comparable stores contributed an additional $62.3 million of total revenue in the first nine months of 2011 as compared to the prior year period.

Total gross profit decreased by $0.7 million, or 0.2%, to $397.3 million for the first nine months of 2011 from $398.0 million in the first nine months of 2010. Total gross profit margin decreased to 25.5% for the first nine months of 2011 from 26.3% for the first nine months of 2010. The decrease in total gross profit margin was primarily due to the opening or acquisition of new Service & Tire Centers. The 85 Big 10 locations acquired in the second quarter of 2011 lowered gross profit margin for the first nine months of 2011 by 40 basis points. The Big 10 locations were dilutive to gross profit margin primarily due to mix of sales being more highly concentrated in tires which have lower product margins combined with higher rent and payroll costs as a percent of total sales. The organic new stores opened by the Company, which are still in their ramp up stage for sales while incurring their full amount of fixed expenses, including payroll and occupancy costs (rent, utilities and building maintenance), negatively affected gross profit margin by 80 basis points and 60 basis points for the first nine months of 2011 and 2010, respectively. Excluding the impact of both the acquired and the new organic Service & Tire Centers, the gross profit margin declined by 30 basis points to 26.6% from 26.9 % in the prior year comprised of a decline in gross profit margins from merchandise sales of 50 basis points partially offset by an increase in gross profit margins from service revenues of 20 basis points. While the acquired and new organic Service & Tire Centers have had a negative impact on gross profit from service revenue, these Service & Tire Centers positively contributed to total gross profit for the first nine months of fiscal 2011.

Gross profit from merchandise sales increased by $5.1 million, or 1.4%, to $373.0 million for the first nine months of 2011 from $367.9 million in the first nine months of 2010. Gross profit margin from merchandise sales decreased slightly to 30.1% from 30.3% for the prior year period. Excluding the effect of the acquired and new Service and Tire Centers, gross profit margin from merchandise sales decreased by 50 basis points to 30.1% from 30.6% in the prior year primarily due to an increase in store occupancy costs of 40 basis points. The increase in store occupancy costs was due to (1) deleveraging effect of lower merchandise comparable store sales and (ii) an increase in the number of Superhub locations leading to higher delivery costs.

Gross profit from service revenue decreased by $5.8 million, or 19.3%, to $24.3 million for the first nine months of 2011 from $30.1 million in the first nine months of 2010. Gross profit margin from service revenue decreased to 7.6% from 10.1% for the prior year period. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials) and costs of service revenue includes the fully loaded service center payroll and related employee benefits and service center occupancy costs. Excluding the impact of both the acquired and the new organic (which are still in their ramp up stage for sales while incurring the full amount of expenses including payroll and occupancy costs) Service & Tire Centers, gross profit from service revenue increased to 12.7% for the first nine months of 2011 from 11.6% for the first nine months of 2010. The increase in gross profit, exclusive of all new locations, was primarily due to higher service revenues, which better leveraged the fixed component of service payroll and store occupancy costs.

Selling, general and administrative expenses, as a percentage of total revenues decreased to 21.3% for the first nine months of 2011 as compared to 22.2% in the prior year period. The reduction as a percent to sales reflects improved leverage of selling, general and administrative expenses achieved through increased sales volumes in the first nine months of 2011. Selling, general and administrative expenses decreased $3.9 million, or 1.2%, compared to the first nine months of 2010 due to lower short-term performance based compensation accruals of $4.6 million and lower media expense of $3.0 million, partially offset by increased store and administrative expenses of $3.3 million related to the addition of the 85 Big 10 locations in the second quarter of 2011 and acquisition and transition related costs of $1.5 million.

Net gains from the disposition of assets were not significant for the first nine months of 2011 and were $2.6 million for the first nine months of 2010. Interest expense for the first nine months of 2011 was $19.8 million, a decrease of $0.1 million compared to the prior year period.

Our income tax expense for the first nine months of 2011 was $14.2 million, or an effective rate of 29.9%, as compared to an expense of $18.3 million, or an effective rate of 39.0%, for the first nine months of 2010. The change was primarily due to the release of $3.6 million (net of federal tax) of valuation allowances on state net operating loss carry forwards and credits. The annual rate is dependent on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported net earnings of $33.3 million for the first nine months of 2011 as compared to net earnings of $28.3 million in the prior year period. Our basic and diluted earnings per share were $0.62, an increase of $0.09 as compared to $0.53 in the prior year period.

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

The following table presents the revenues and gross profit for each area of our business:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(Dollar amounts in thousands)	2011	2010	2011	2010

Service Center Revenue (1)	$269,726	$239,502	$777,891	$715,879
Retail Sales (2)	252,447	256,862	780,417	795,373
Total revenues	$522,173	$496,364	$1,558,308	$1,511,252

Gross profit from Service Center Revenue (3)	$55,400	$51,902	$175,033	$165,414
Gross profit from Retail Sales (3)	71,521	73,954	222,222	232,538
Total gross profit	$126,921	$125,856	$397,255	$397,952

(1)	Includes revenues from installed products.
(2)	Excludes revenues from installed products.
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

CAPITAL AND LIQUIDITY

Our cash requirements arise principally from (1) the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, (2) debt service and (3) contractual obligations. Cash flows realized through the sales of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by operating activities was $85.0 million in the first nine months of 2011, as compared to $90.8 million in the prior year period. The $5.8 million decrease from the prior year period was due to an unfavorable period to period change in operating assets and liabilities of $14.2 million partially offset by increased net earnings (net of non-cash adjustments) of $7.1 million and a decrease in net cash used in discontinued operations of $1.3 million. The change in operating assets and liabilities was primarily due to unfavorable changes in inventory, net of accounts payable of $10.5 million, in accrued expenses and other current assets of $2.3 million, and in all other long-term liabilities of $1.4 million.

In fiscal year 2011, the increased investment in inventory of $34.9 million was principally funded by improvements in our trade vendor payment terms. Taking into consideration changes in our trade payable program liability (shown as cash flows from financing activities on the consolidated statements of cash flows), cash generated from accounts payable was $31.8 million and $27.8 million for the first nine months of 2011 and 2010, respectively. The ratio of accounts payable, including our trade payable program, to inventory was 50.6% at October 29, 2011, 47.3% at January 29, 2011 and 46.6% at October 30, 2010, respectively. The increase in inventory of $41.9 million since the end of fiscal 2010 year end, (including inventory acquired as part of store acquisitions which is shown in acquisition, net of cash acquired on the consolidated statement of cash flows) was due to (i) investment in our new or acquired stores of $9.0 million, (ii) higher inventory balances due to increase in commodity pricing including tires and oil based products of $15.4 million and (iii) increased inventory coverage in certain tire and hard part categories.

Cash used in investing activities was $99.2 million in the first nine months of 2011 as compared to $40.8 million in the prior year period, an increase of $58.4 million. During the first nine months of 2011, we acquired 99 Service & Tire Centers through three separate transactions, including 85 stores in Florida, Georgia and Alabama, seven stores in Houston and seven stores in the Seattle/Tacoma market for $42.6 million, net of cash acquired (see note 3 to the consolidated financial statements). Capital expenditures were $50.8 million and $43.0 million in the first nine months of 2011 and 2010, respectively. Capital expenditures for the first nine months of 2011 included the addition of eight new Service & Tire Centers, the conversion of one Service & Tire Center to a Supercenter, and the addition of one new Supercenter, in addition to our regularly scheduled store and distribution center improvements and information technology enhancements. During the first nine months of 2010, we sold five properties classified as held for sale for net proceeds of $3.5 million, of which $0.6 million is included in discontinued operations, and completed one sale leaseback transaction for net proceeds of $1.6 million. In addition, the prior year included $2.1 million of net settlement proceeds from the disposition of a previously closed property.

Our targeted capital expenditures for fiscal 2011 are $75.0 million. Our fiscal year 2011 capital expenditures include the addition of approximately 35 new locations (excluding the 85 Big 10 stores), the conversion of 24 Supercenters into Superhubs and required expenditures for our existing stores, offices and distribution centers. These expenditures are expected to be funded by cash on hand and net cash generated from operating activities. Additional capacity, if needed, exists under our existing line of credit.

In the first nine months of 2011, cash provided by financing activities was $4.6 million, as compared to cash provided from financing of $18.0 million in the prior year period. The decrease in cash provided by financing activities is primarily due to the decrease in cash provided from our trade payable program of $10.9 million during the first nine months of 2011 (timing of accounts payable payment cycle) as compared to the first nine months of 2010. The trade payable program is funded by various bank participants who have the ability, but not the obligation, to purchase, directly from our vendors, account receivables owed by Pep Boys. As of October 29, 2011 and January 29, 2011, we had an outstanding balance of $68.3 million and $56.3 million, respectively (classified as trade payable program liability on the consolidated balance sheet). In the current year second quarter, we incurred finance issuance costs of $2.4 million to amend and restate our revolving credit agreement to reduce its interest rate by 75 basis points and to extend its maturity to July 2016.

We anticipate that cash on hand and cash generated by operating activities will exceed our expected cash requirements in fiscal year 2011. In addition, we expect to have excess availability under our existing revolving credit agreement during the entirety of fiscal year 2011. As of October 29, 2011, we had zero drawn on our revolving credit facility and maintained undrawn availability of $210.1 million.

During the third quarter of fiscal 2011, the Company began the process of terminating its defined benefit pension plan (“the Plan”), which covered full-time employees hired on or before February 1, 1992 (see Note 12 to the Consolidated Financial statements). The termination of the Plan, which has been frozen since December 31, 1996, is expected to be completed by the end of fiscal 2012. In order to terminate the Plan, in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements, the Company is required to fully fund the Plan on a termination basis and will commit to contribute the additional assets necessary to do so. The amount necessary to do so is not yet known, but is currently estimated to be between $13.0 and $18.0 million. Plan participants will not be adversely affected by the Plan termination, but rather will have their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier.

Our working capital was $184.7 million and $203.4 million at October 29, 2011 and January 29, 2011, respectively. Our long-term debt, as a percentage of our total capitalization, was 36.5% and 38.2% at October 29, 2011 and January 29, 2011, respectively.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350) —Testing Goodwill for Impairment” (“ASU 2011-08”). The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company is evaluating which method it will use for impairment testing at the end of the current fiscal year.

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is due to changes in interest rates. Pursuant to the terms of our Revolving Credit Agreement, changes in LIBOR or the Prime Rate could affect the rates at which we could borrow funds thereunder. At October 29, 2011, we had no borrowings under this facility. Additionally, we have a $147.8 million Senior Secured Term Loan that bears interest at three month LIBOR plus 2.0%.

We have an interest rate swap for a notional amount of $145.0 million, which is designated as a cash flow hedge on our Senior Secured Term Loan. We record the effective portion of the change in fair value through accumulated other comprehensive loss.

The fair value of the derivative was $14.0 million and $16.4 million payable at October 29, 2011 and January 29, 2011, respectively. Of the $2.4 million decrease in the liabilities during the thirty-nine weeks ended October 29, 2011, $1.5 million net of tax was recorded to accumulated other comprehensive loss on the consolidated balance sheet.

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

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date:	December 6, 2011	by:	/s/ Raymond L. Arthur

Raymond L. Arthur
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

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