Form 10-K
period 2012-01-28
PEP BOYS MANNY MOE & JACK
filed 2012-04-11
CIK 77449

Use these links to rapidly review the document

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

         As of the close of business on July 30, 2011 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $507,481,000.

         As of March 30, 2012, there were 52,761,355 shares of the registrant's common stock outstanding.

i

PART I

ITEM 1    BUSINESS

GENERAL

        The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") began operations in 1921 and is the leading national chain offering automotive service, tires, parts and accessories. This positioning allows us to streamline the distribution channel and pass the savings on to our customers facilitating our vision to be the automotive solutions provider of choice for the value-oriented customer. The majority of our stores are in a Supercenter format (averaging 20,600 sq.ft.), which serves both "do-it-for-me" ("DIFM"), which includes service labor, installed merchandise and tires, and "do-it-yourself" ("DIY") customers with the highest quality service and merchandise offerings. Most of our Supercenters also have a commercial sales program that provides delivery of parts, tires and other products to automotive repair shops and dealers. In 2009, as part of our long-term strategy to lead with automotive service, we began complementing our existing Supercenter store base with Service & Tire Centers. The Service & Tire Centers (averaging 5,900 sq.ft.) are designed to capture market share and leverage our existing Supercenters and support infrastructure. This growth will occur both organically and through acquisitions. The growth is targeted at existing markets, but may include new markets opportunistically. The objective is to grow our market share and to leverage inventory, marketing, distribution and support costs. Acquisitions will be used to accelerate growth in markets where the Company is under-penetrated. In 2010, we introduced new, smaller format (14,000 sq.ft.) Supercenters. The new, smaller Supercenters are designed to provide our customers with our complete offering of automotive service, tires, parts and accessories in a more efficient and cost-effective footprint. In total, as of January 28, 2012, the Company operated approximately 12,640,000 of gross square feet of retail space, including over 7,100 service bays.

        In fiscal 2011, we opened 119 Service & Tire Centers, including 99 Service & Tire Centers acquired in three separate transactions, opened 1 new Supercenter, converted one Pep Express (retail only) store and one Service & Tire Center into Supercenters, and closed two Service & Tire Centers and one Supercenter. We are targeting a total of 75 new Service & Tire Centers and 10 Supercenters in fiscal 2012. We expect to lease new Service & Tire Center and Supercenter locations, as we believe that there are sufficient existing available locations in the marketplace with attractive lease terms to enable our expansion.

        On January 29, 2012, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Auto Acquisition Company, LLC and Auto Mergersub, Inc., affiliates of The Gores Group, LLC. On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the merger (i) each share of the Company's common stock issued and outstanding immediately prior to such time shall be converted into the right to receive $15.00 in cash without interest, (ii) the Company's common stock shall no longer be publicly traded on the New York Stock Exchange and (iii) the Company will no longer file current nor periodic reports with the SEC (see Note 19 of the Notes to Consolidated Financial Statements in "Item 8 Financial Statements and Supplementary Data").

        The following table sets forth the percentage of total revenues from continuing operations contributed by each class of similar products or services for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein:

	Year ended
	January 28, 2012	January 29, 2011	January 30, 2010
Parts and accessories	61.0%	63.5%	63.9%
Tires	18.6	16.9	16.4

Total merchandise sales	79.6	80.4	80.3
Service labor	20.4	19.6	19.7

Total revenues	100.0%	100.0%	100.0%

        As of January 28, 2012, the Company operated 562 Supercenters, 169 Service & Tire Centers and 7 Pep Express stores located in 35 states and Puerto Rico. The following table indicates, by state, the number of stores the Company had in operation at the end of each of the last four fiscal years, and the number of stores opened and closed by the Company during each of the last three fiscal years:

NUMBER OF STORES AT END OF FISCAL YEARS 2008 THROUGH 2011

State	2011 Year End	Opened	Closed	2010 Year End	Opened	Closed	2009 Year End	Opened	Closed	2008 Year End
Alabama	37	36	—	1	—	—	1	—	—	1
Arizona	22	—	—	22	—	—	22	—	—	22
Arkansas	1	—	—	1	—	—	1	—	—	1
California	130	4	3	129	6	1	124	6	—	118
Colorado	7	—	—	7	—	—	7	—	—	7
Connecticut	7	—	—	7	—	—	7	—	—	7
Delaware	8	1	—	7	—	—	7	1	—	6
Florida	90	30	—	60	7	—	53	10	—	43
Georgia	47	22	—	25	3	—	22	—	—	22
Illinois	32	3	—	29	4	—	25	3	—	22
Indiana	7	—	—	7	—	—	7	—	—	7
Kentucky	4	—	—	4	—	—	4	—	—	4
Louisiana	8	—	—	8	—	—	8	—	—	8
Maine	1	—	—	1	—	—	1	—	—	1
Maryland	20	1	—	19	1	—	18	—	—	18
Massachusetts	7	—	—	7	1	—	6	—	—	6
Michigan	5	—	—	5	—	—	5	—	—	5
Minnesota	3	—	—	3	—	—	3	—	—	3
Missouri	1	—	—	1	—	—	1	—	—	1
Nevada	12	—	—	12	—	—	12	—	—	12
New Hampshire	4	—	—	4	—	—	4	—	—	4
New Jersey	36	4	—	32	1	—	31	2	—	29
New Mexico	8	—	—	8	—	—	8	—	—	8
New York	33	2	—	31	2	—	29	—	—	29
North Carolina	8	—	—	8	—	—	8	—	—	8
Ohio	12	—	—	12	2	—	10	—	—	10
Oklahoma	5	—	—	5	—	—	5	—	—	5
Pennsylvania	53	2	—	51	6	—	45	3	—	42
Puerto Rico	27	—	—	27	—	—	27	—	—	27
Rhode Island	2	—	—	2	—	—	2	—	—	2
South Carolina	6	—	—	6	—	—	6	—	—	6
Tennessee	7	—	—	7	—	—	7	—	—	7
Texas	56	7	—	49	2	—	47	—	—	47
Utah	6	—	—	6	—	—	6	—	—	6
Virginia	17	1	—	16	—	—	16	—	—	16
Washington	9	7	—	2	—	—	2	—	—	2

Total	738	120	3	621	35	1	587	25	—	562

INDUSTRY OVERVIEW

        The automotive aftermarket retail and service industry is in the mature stage of its life cycle and while the retail space is dominated by a small number of companies with large market shares, the automotive service business is highly fragmented. Over the past decade, consumers have moved away from DIY and toward DIFM due to increasing vehicle complexity and electronic content, and decreasing availability of diagnostic equipment and know-how. In addition, while this needs-based industry has a dedicated DIY customer base, the number of consumers who would prefer to have a professional fix their vehicle fluctuates with economic cycles. For example, a drop in disposable income during the most recent recession forced some former DIFM consumers to work on their own vehicles, slightly growing the DIY industry. Weak labor and credit markets, depressed new vehicles sales, and the increasing average length of vehicle ownership compounded this trend in 2009 and 2010. New car sales started to rebound in 2011 but remain significantly below historical levels. The broader economic recovery is expected to increase disposable income, which will likely result in the reversal of this recent trend.

        We expect the shift away from DIY and toward DIFM to increase as the economy recovers, and continue for the foreseeable future. In anticipation of the change in consumer behavior we have adopted a long-term strategy of leading with our automotive service offerings and expanding our commercial business, while maintaining our DIY customer base through our innovative marketing programs in order to capitalize on the forecasted long-term growth of the DIFM industry and decline of the DIY business.

BUSINESS STRATEGY

        Our vision for Pep Boys is to take our industry-leading position in automotive services and accessories and be the automotive solutions provider of choice for the value-oriented customer. Our brand positioning—"PEP BOYS DOES EVERYTHING. FOR LESS." is designed to convey to customers the breadth of the automotive services and merchandise that we offer and our value proposition. The four strategies to achieve our vision are to: (i) Earn the trust of our customers every day, (ii) Lead with our service business and grow through our Service & Tire Centers, (iii) Establish a differentiated DIY experience by leveraging our Automotive Superstore and (iv) Leverage our Automotive Superstore to provide the most complete offering for our commercial customers.

        Earn the TRUST of our Customers every day.    We do this by delivering a customer experience that is based on Speed, Expertise, Respect and Value. We start by utilizing customer analytics to understand the services and products our customers need or want in order to build long lasting relationships. Our rewards program provides us with information about our most loyal customers that assists us in meeting their needs and wants, while helping to add to customer count increases and repeat business by providing these customers with discounted towing, free services and rewards points for purchases. We have developed a tailored marketing plan for each of our markets to maximize our reach and efficiencies. These marketing programs include TV and radio promotions scheduled around traditional shopping holidays that focus on the most frequently needed services, complimented with digital media, direct marketing, grass-roots and print campaigns. In our stores, we strive to continuously improve the customer experience by providing better looking and easier to shop stores and more consistent execution of our simplified and streamlined operations. We strive to hire the best associates and our goal is to be the preferred employer in our industry by focusing on associate hiring practices, training and development, and rewarding associate performance through performance-based compensation plans. Online, we continue to develop innovative ways to make it easier for customers to do business with us, by providing our customers with the ability to use our website to research services and products, schedule service appointments and purchase products online for in store or (coming soon) home delivery.

        Lead with our Service business and grow through our Service & Tire Centers.    We do this by being a full service—tire, maintenance and repair—shop that DOES EVERYTHING. FOR LESS. Our full service capabilities, ASE (Automotive Service Excellence) certified technicians and continuous investment in training and equipment allow customers to rely on us for all of their automotive service and maintenance needs. We can provide these services at highly-competitive prices because our size and business model allow us to buy quality parts at lower prices and pass those savings onto our customers. We believe that offering a broad assortment of private label and branded tires at competitive prices provides a competitive advantage to the Company since many of our DIFM competitors do not sell tires and related services. In order to become the leading tire retailer, we developed key partnerships that expand our national branded tire offerings and launched a new interactive web application called TreadSmart which gives customers the ability to research, purchase and schedule tire installation online.

        Our store growth plans are centered on a "hub and spoke" model, which calls for adding smaller neighborhood Service & Tire Centers to our existing Supercenter store base in order to further leverage our existing inventories, distribution network, operations infrastructure and advertising spend. We acquired 99 Service & Tire Centers and opened 21 new stores in 2011—20 Service & Tire Centers and one Supercenter. Our plans call for 75 new Service & Tire and 10 Supercenter locations in 2012. The typical Service & Tire Center is full service with approximately six service bays and $1.0 million in expected annual sales. Our Service & Tire Centers offer customer convenience, allowing us to be close to our customers' home or work and generally serve a higher income demographic customer than our Supercenters. To further leverage our store investment, we are focused on expanding our vehicle fleet business by communicating our value offering to local and national fleet accounts through targeted marketing, improving store execution and expanding our dedicated fleet resources

        Establish a differentiated Retail experience by leveraging our Automotive Superstore.    The size of our stores allows us to provide the highest level of replacement parts coverage and the broadest range of maintenance, performance and appearance products and accessories in the industry. We are able to leverage our Superhub stores, which have a larger assortment of product than our normal Supercenter, to satisfy customer needs for slow-moving product by delivering this product to requesting Supercenters on demand. As part of our commitment to carry the best assortment of automotive aftermarket merchandise, we make assortment decisions by examining every merchandise category using market and demographic data to assure we have the best product in the right place. This category management process ensures our assortment includes the appropriate coverage for service, DIY and commercial consumers as well as allowing us to make good, sound decisions about price, product and promotions.

        Leverage our Automotive Superstore to provide the most complete offering for our Commercial customers.    To further leverage our inventory and automotive aftermarket expertise, we continue to expand our commercial operations. In addition to offering these customers parts and fluids, we enjoy a competitive advantage of also being able to offer tires, equipment, accessories and services.

STORE IMPROVEMENTS

        In fiscal 2011, the Company's capital expenditures totaled $74.7 million which, in addition to our regularly-scheduled facility improvements, included the addition of 21 stores and information technology enhancements. Our fiscal 2012 capital expenditures are expected to be approximately $80.0 million, which includes the addition of approximately 75 Service & Tire Centers, 10 Supercenters and the conversion of 15 Supercenters into Superhubs, which have a larger assortment of auto parts than our normal Supercenter. These expenditures are expected to be funded from cash on hand and net cash generated from operating activities. Additional capacity, if needed, exists under our revolving credit facility.

SERVICES AND PRODUCTS

        The Company operates a total of 7,182 service bays in 731 of its 738 locations. Each service location performs a full range of automotive maintenance and repair services (except body work) and installs tires, hard parts and accessories.

        Each Pep Boys Supercenter and Pep Express store carries a similar product line, with variations based on the number and type of cars in the market where the store is located, while a Pep Boys Service & Tire Center carries tires and a limited selection of our products. A full complement of inventory at a typical Supercenter includes an average of approximately 27,000 items, while Service & Tire Centers average approximately 2,000 items. The Company's product lines include: tires (not stocked at Pep Express stores); batteries; new and remanufactured parts for domestic and import vehicles; chemicals and maintenance items; fashion, electronic, and performance accessories; and a limited amount of select non-automotive merchandise that appeals to automotive "Do-It-Yourself" customers, such as generators, power tools and personal transportation products.

        In addition to offering a wide variety of high quality name brand products, the Company sells an array of high quality products under various private label names. The Company sells tires under the names DEFINITY, FUTURA® and CORNELL®, and batteries under the name PROSTART®. The Company also sells wheel covers under the name FUTURA®; water pumps and cooling system parts under the name PROCOOL®; air filters, anti-freeze, chemicals, cv axles, hub assemblies, lubricants, oil, oil filters, oil treatments, transmission fluids, custom wheels and wiper blades under the name PROLINE®; alternators, battery booster packs, alkaline type batteries and starters under the name PROSTART®; power steering hoses, chassis parts and power steering pumps under the name PROSTEER®; brakes under the name PROSTOP® and brakes, batteries, starters, ignitions and chassis under the name VALUEGRADE. All products sold by the Company under various private label names were approximately 26% of the Company's merchandise sales in fiscal 2011, and 31% in both fiscal 2010 and 2009.

        The Company's commercial automotive parts delivery program, branded PEP EXPRESS PARTS®, is designed to increase the Company's market share with the professional installer and to leverage inventory investment. The program satisfies the commercial customer's automotive inventory needs by taking advantage of the breadth and quality of the Company's parts inventory as well as its experience supplying its own service bays and mechanics. As of January 28, 2012, approximately 81% or 459 of the Company's 569 Supercenters and Pep Express stores provided commercial parts delivery as compared to approximately 80% or 454 stores at the end of fiscal 2010.

        The Company also operates 15 Speed Shops, a store-in-a-store concept within existing Supercenters that creates a differentiated retail experience for automotive enthusiasts by stocking high-performance and specialty products, and has expert sales and installation technicians resident in 79 Supercenters to assist customers with automotive electronics products such as stereos, speakers, amplifiers, remote starters and alarm systems.

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

        The Company maintains a web site located at www.pepboys.com. It serves as a portal to our Company, allowing consumers the freedom and convenience to access more information about the organization, our stores and our service, tires, parts and accessories offerings. Consumers can purchase and schedule installation of tires with our TreadSmart application, schedule a service appointment with our eServe application, keep track of all their maintenance and service records electronically through our online Glovebox application and are expected to be able to purchase products online from us for in-store or home delivery during 2012. The site also provides consumers with general and seasonal car care tips, do-it-yourself vehicle maintenance and light repair guidance, and safe driving pointers. Exclusive online coupons are available to site visitors who register their e-mail addresses with us. These coupons cover special discounts on services and products at Pep Boys.

STORE OPERATIONS AND MANAGEMENT

        Most Pep Boys stores are open seven days a week. Each Supercenter has a Retail Manager and Service Manager (Service & Tire Centers only have a Service Manager while Pep Express stores only have a Retail Manager) who report to geographic-specific Area Directors and Division Vice Presidents. (The Company is currently piloting a more customer-friendly and efficient store management model for its Supercenters that combines all associates within a store under the management of a General Manager.) The Division Vice Presidents report to the Executive Vice President of Stores who in turn reports to the President and Chief Executive Officer. As of January 28, 2012, a Retail Manager's and a Service Manager's average length of service with the Company is approximately 10.0 and 6.4 years, respectively.

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

INVENTORY CONTROL AND DISTRIBUTION

        Most of the Company's merchandise is distributed to its stores from its warehouses by dedicated and contract carriers. Target levels of inventory for each product are established for each warehouse and store based upon prior shipment history, sales trends and seasonal demand. Inventory on hand is compared to the target levels on a weekly basis at each warehouse, potentially triggering re-ordering of merchandise from suppliers. In addition, each Pep Boys store has an automated inventory replenishment system that orders additional inventory, generally from a warehouse, when a store's inventory on-hand falls below the target levels. We also consolidated certain of our slow-moving hard parts inventory that had previously been stocked at each of our five warehouses into our centrally-located Indianapolis warehouse that can service each of our stores with overnight delivery of these parts, when necessary.

        Implementation of the Superhub concept enables local expansion of our auto parts product assortment in a cost effective manner. We are now able to satisfy customer needs for slow-moving auto parts by carrying limited amounts of this product at Superhub locations. These Superhubs then deliver this product to requesting Supercenters to fulfill customer demand. Superhubs are generally replenished from distribution centers multiple times per week. As of January 28, 2012, the Company operated 38 Superhubs within existing Supercenters, with plans to convert an additional 15 Superhubs in fiscal 2012.

SUPPLIERS

        During fiscal 2011, the Company's ten largest suppliers accounted for approximately 52% of the merchandise purchased. No single supplier accounted for more than 21% of the Company's purchases. The Company has one long-term contract under which it is required to purchase merchandise. Management believes that the relationships the Company has established with its suppliers are generally good.

        In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist, at similar cost, for the types of merchandise sold in its stores.

COMPETITION

        The Company operates in a highly competitive environment. The Company encounters competition from national and regional chains and from local independent service providers and merchants. The Company's competitors include general, full range, discount or traditional department stores which carry automotive parts and accessories and/or have automotive service centers, as well as specialized automotive retailers. Generally, the specialized automotive retailers focus on either the "do-it-yourself" or "do-it-for-me" areas of the business. The Company believes that its operation in both the "do-it-for-me" and "do-it-yourself" areas of the business positively differentiates it from most of its competitors. However, certain competitors are larger in terms of sales volume, store size, and/or number of stores. Therefore, these competitors have access to greater capital and management resources and have been operating longer or have more stores in particular geographic areas. The principal methods of competition in our industry include store location, customer service, product offerings, quality and price.

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

EMPLOYEES

        At January 28, 2012, the Company employed 19,123 persons as follows:

Description	Full-time	%	Part-time	%	Total	%
Retail	3,964	29.5	3,722	65.6	7,686	40.2
Service center	8,104	60.3	1,831	32.2	9,935	52.0

Store total	12,068	89.8	5,553	97.8	17,621	92.2
Warehouses	549	4.1	118	2.1	667	3.5
Offices	828	6.1	7	0.1	835	4.3

Total employees	13,445	100.0	5,678	100.0	19,123	100.0

        The Company had no union employees as of January 28, 2012. At January 29, 2011, the Company employed 12,441 full-time and 5,838 part-time employees.

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

EXECUTIVE OFFICERS OF THE COMPANY

        The following table indicates the name, age, tenure with the Company and position (together with the year of election to such position) of the executive officers of the Company:

Name	Age	Tenure with Company as of April 2011	Position with the Company and Date of Election to Position
Michael R. Odell	48	5 years	President and Chief Executive Officer since June 2010
Raymond L. Arthur	53	4 years	Executive Vice President—Chief Financial Officer since May 2008
William E. Shull III	53	4 years	Executive Vice President—Stores since June 2010
Scott A. Webb	48	5 years	Executive Vice President—Merchandising & Marketing since June 2010
Joseph A. Cirelli	53	35 years	Senior Vice President—Business Development since November 2007
Troy E. Fee	43	5 years	Senior Vice President—Human Resources since July 2007
Brian D. Zuckerman	42	13 years	Senior Vice President—General Counsel & Secretary since March 2009

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

        William E. Shull III was named Executive Vice President—Stores on June 17, 2010 after having joined the Company in September 2008 as Senior Vice President—Stores. Over the last 25 years Mr. Shull has held several senior management positions with a variety of retailer and service companies where his focus was on building and integrating store management teams into successfully profitable and cohesive units. In his 13 years at AutoZone he was instrumental in building the foundation of the retail chain in 4 geographic regions and responsible for store communications, training, and served on several strategic initiative committees.

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

Risks Related to Pep Boys

         Failure to complete the proposed Merger could adversely affect our business.

        On January 29, 2012, we entered into the Merger Agreement, pursuant to which we may be acquired for $15.00 per share in cash. There is no assurance that our shareholders will approve the Merger Agreement or that the other closing conditions to the merger will be satisfied. We are subject to several risks as a result of entering into the Merger Agreement, including the following:

  •
  If the proposed merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the proposed merger will be completed;

  •
  Certain costs related to the proposed merger, including the fees and/or expenses of our legal, accounting and financial advisors, must be paid even if the proposed merger is not completed;

  •
  Under circumstances as defined in the Merger Agreement, we may be required to pay a termination fee and/or reimburse expenses if the Merger Agreement is terminated;

  •
  Shareholder lawsuits have been and may be filed against us in connection with the Merger Agreement;

  •
  Our management and employees' attention may have been diverted from day-to-day operations; and

  •
  A failed merger may result in negative publicity and/or a negative impression of us in the investment community or business community generally.

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

        The degree to which we are leveraged could have important consequences to investments in our securities, including the following risks:

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

        Our industry is significantly influenced by the number of vehicle miles driven. Factors that may cause the number of vehicle miles and our revenues and our results of operations to decrease include:

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

        Many economic and other factors outside our control, including consumer confidence, consumer spending levels, employment levels, consumer debt levels and inflation, as well as the availability of consumer credit, affect consumer spending habits. A significant deterioration in the global financial markets and economic environment, recessions or an uncertain economic outlook could adversely affect consumer spending habits and result in lower levels of economic activity. The domestic and international political situation also affects consumer confidence. Any of these events and factors could cause consumers to curtail spending, especially with respect to our more discretionary merchandise offerings, such as automotive accessories, tools and personal transportation products.

        During fiscal 2009, there was significant deterioration in the global financial markets and economic environment, which negatively impacted consumer spending and our revenues. While the economic climate improved somewhat in fiscal 2011, consumer spending has not returned to pre-recession levels.

If the economy does not continue to strengthen, or if our efforts to counteract the impacts of these trends are not sufficiently effective, our revenues could decline, negatively affecting our results of operations.

         Consolidation among our competitors may negatively impact our business.

        Our industry has experienced consolidation over time. If this trend continues or if our competitors are able to achieve efficiencies in their mergers, the Company may face greater competitive pressures in the markets in which we operate.

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

        Of the 738 store locations operated by the Company at January 28, 2012, 232 are owned and 506 are leased. As of January 28, 2012, 126 of the 232 stores owned by the Company are currently used as collateral under our Senior Secured Term Loan, due October 2013.

        The following table sets forth certain information regarding the owned and leased warehouse space utilized by the Company to replenish its store locations at January 28, 2012:

Warehouse Locations	Products Warehoused	Approximate Square Footage	Owned or Leased	Stores Serviced	States Serviced
San Bernardino, CA	All	600,000	Leased	181	AZ, CA, NM, NV, UT, WA
McDonough, GA	All	392,000	Owned	229	AL, FL, GA, LA, NC, PR, SC, TN
Mesquite, TX	All	244,000	Owned	78	AR, CO, LA, MO, NM, OK, TX
Plainfield, IN	All	403,000	Owned	73	IL, IN, KY, MI, MN, OH, PA
Chester, NY	All	402,000	Owned	178	CT, DE, MA, MD, ME, NH, NJ, NY, PA, RI, VA
Philadelphia, PA	Tires & Batteries	74,000	Leased	63	DE, NJ, PA, VA, MD

Total		2,115,000

        In addition to the distribution centers above, the Company leases one 20,000 square foot satellite warehouse. This satellite warehouse stocks approximately 40,000 Stock-Keeping Units (SKUs), serves 21 stores and has retail capabilities. The Company anticipates that its existing and future warehouse space and its access to outside storage will accommodate inventory necessary to support future store expansion and any increase in SKUs through the end of fiscal 2012.

ITEM 3    LEGAL PROCEEDINGS

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

ITEM 4    (REMOVED AND RESERVED)

PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common stock of The Pep Boys—Manny, Moe & Jack is listed on the New York Stock Exchange under the symbol "PBY." There were 4,399 registered shareholders as of March 30, 2012. The following table sets forth for the periods listed, the high and low sale prices and the cash dividends paid on the Company's common stock.

MARKET PRICE PER SHARE

	Market Price Per Share
			Cash Dividends Per Share
	High	Low
Fiscal 2011
Fourth quarter	$12.08	$10.21	$0.03
Third quarter	12.04	8.18	0.03
Second quarter	14.28	10.27	0.03
First quarter	14.70	10.53	0.03
Fiscal 2010
Fourth quarter	$15.96	$11.37	$0.03
Third quarter	12.00	8.82	0.03
Second quarter	13.26	7.86	0.03
First quarter	13.42	8.08	0.03

        On March 12, 2009, the Board of Directors reduced the quarterly cash dividend to $0.03 per share. On January 29, 2012, the Board of Directors suspended all future dividend payments in anticipation of the Company's pending merger pursuant to the terms of the Merger Agreement. See Note 19 of the Notes to Consolidated Financial Statements in "Item 8 Financial Statements and Supplementary Data" for additional information.

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

EQUITY COMPENSATION PLANS

        The following table sets forth the Company's shares authorized for issuance under its equity compensation plans at January 28, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column (a))
Equity compensation plans approved by security holders	2,952,304	$6.16	3,197,172

STOCK PRICE PERFORMANCE

        The following graph compares the cumulative total return on shares of Pep Boys stock over the past five years with the cumulative total return on shares of companies in (1) the Standard & Poor's SmallCap 600 Index, (2) the S&P 600 Automotive Retail Index and (3) an index of peer and comparable companies as determined by the Company. The comparison assumes that $100 was invested in January 2007 in Pep Boys Stock and in each of the indices and assumes reinvestment of dividends. The S&P 600 Automotive Retail Index consists of companies in the S&P SmallCap 600 index that meet the definition of the automotive retail classification, and is currently comprised of: Group 1 Automotive, Inc.; Lithia Motors, Inc.; Midas, Inc.; Monro Muffler Brake, Inc.; Sonic Automotive, Inc.; and The Pep Boys—Manny, Moe & Jack. The companies currently comprising the Peer Group are: Aaron's, Inc.; Advance Auto Parts, Inc.; AutoZone, Inc.; Big 5 Sporting Goods Corp.; Cabelas, Inc.; Conn's, Inc.; Dick's Sporting Goods, Inc.; HHGregg, Inc.; Midas, Inc.; Monro Muffler Brake, Inc.; O'Reilly Automotive, Inc.; PetSmart, Inc.; RadioShack Corp.; Rent-A-Center, Inc.; Tractor Supply Co.; West Marine, Inc.

Comparison of Cumulative Five Year Total Return

Company/Index	Jan. 2007	Jan. 2008	Jan. 2009	Jan. 2010	Jan. 2011	Jan. 2012
Pep Boys	$100.00	$74.05	$19.23	$56.39	$95.48	$83.37
S&P SmallCap 600 Index	$100.00	$93.88	$57.94	$80.52	$104.73	$114.02
Peer Group	$100.00	$85.18	$72.19	$98.03	$146.69	$192.82
S&P 600 Automotive Retail Index	$100.00	$62.90	$17.23	$47.75	$68.24	$87.25

ITEM 6    SELECTED FINANCIAL DATA

        The following tables set forth the selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

Fiscal Year Ended	Jan. 28, 2012		Jan. 29, 2011		Jan. 30, 2010		Jan. 31, 2009		Feb. 2, 2008
	(dollar amounts are in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Merchandise sales	$1,642,757		$1,598,168		$1,533,619		$1,569,664		$1,749,578
Service revenue	420,870		390,473		377,319		358,124		388,497
Total revenues	2,063,627		1,988,641		1,910,938		1,927,788		2,138,075
Gross profit from merchandise sales(8)	488,435	(1)	487,788	(3)	448,815	(4)	440,502	(5)	443,626	(6)
Gross profit from service revenue(8)	21,094	(1)	34,564	(3)	37,292	(4)	24,930	(5)	42,611	(6)
Total gross profit	509,529	(1)	522,352	(3)	486,107	(4)	465,432	(5)	486,237	(6)
Selling, general and administrative expenses	443,986		442,239		430,261		485,044		518,373
Net gain from disposition of assets	27		2,467		1,213		9,716		15,151
Operating profit (loss)	65,570		82,580		57,059		(9,896)		(16,985)
Non-operating income	2,324		2,609		2,261		1,967		5,246
Interest expense	26,306		26,745		21,704	(7)	27,048	(7)	51,293
Earnings (loss) from continuing operations before income taxes and discontinued operations	41,588	(1)	58,444	(3)	37,616	(4)	(34,977	)(5)	(63,032	)(6)
Earnings (loss) from continuing operations before discontinued operations	29,128	(2)	37,171		24,113		(28,838)		(37,438)
Discontinued operations, net of tax	(225)		(540)		(1,077	)(4)	(1,591	)(5)	(3,601	)(6)
Net earnings (loss)	28,903		36,631		23,036		(30,429)		(41,039)
BALANCE SHEET DATA
Working capital	$166,627		$203,367		$205,525		$179,233		$195,343
Current ratio	1.27 to 1		1.36 to 1		1.40 to 1		1.33 to 1		1.35 to 1
Merchandise inventories	$614,136		$564,402		$559,118		$564,931		$561,152
Property and equipment-net	$696,339		$700,981		$706,450		$740,331		$780,779
Total assets	$1,633,779		$1,556,672		$1,499,086		$1,552,389		$1,583,920
Long-term debt, excluding current maturities	$294,043		$295,122		$306,201		$352,382		$400,016
Total stockholders' equity	$504,329		$478,460		$443,295		$423,156		$470,712
DATA PER COMMON SHARE
Basic earnings (loss) from continuing operations before discontinued operations	$0.55		$0.71		$0.46		$(0.55)		$(0.72)
Basic earnings (loss)	0.54		0.70		0.44		(0.58)		(0.79)
Diluted earnings (loss) from continuing operations before discontinued operations	0.54		0.70		0.46		(0.55)		(0.72)
Diluted earnings (loss)	0.54		0.69		0.44		(0.58)		(0.79)
Cash dividends declared	0.12		0.12		0.12		0.27		0.27
Book value	9.56		9.10		8.46		8.10		9.10
Common share price range:
High	14.70		15.96		10.83		12.56		22.49
Low	8.18		7.86		2.76		2.62		8.25
OTHER STATISTICS
Return on average stockholders' equity(9)	5.8%		7.9%		5.3%		(6.8)%		(7.9)%
Common shares issued and outstanding	52,753,719		52,585,131		52,392,967		52,237,750		51,752,677
Capital expenditures	$74,746		$70,252		$43,214		$151,883	(10)	$43,116
Number of stores	738		621		587		562		562
Number of service bays	7,182		6,259		6,027		5,845		5,845

(1)
Includes an aggregate pretax charge of $1.6 million for asset impairment, of which $0.6 million was charged to merchandise cost of sales, $1.0 million was charged to service cost of sales.

(2)
Includes a tax benefit of $3.6 million due to the release of valuation allowances on state net operating loss carryforwards and credits.

(3)
Includes a pretax benefit of $5.9 million due to the reduction in reserve for excess inventory which reduced merchandise cost of sales and an aggregate pretax charge of $1.0 million for asset impairment, of which $0.8 million was charged to merchandise cost of sales and $0.2 million was charged to service cost of sales.

(4)
Includes an aggregate pretax charge of $3.1 million for asset impairment, of which $2.2 million was charged to merchandise cost of sales, $0.7 million was charged to service cost of sales and $0.2 million (pretax) was charged to discontinued operations.

(5)
Includes an aggregate pretax charge of $5.4 million for asset impairment, of which $2.8 million was charged to merchandise cost of sales, $0.6 million was charged to service cost of sales and $1.9 million (pretax) was charged to discontinued operations.

(6)
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

(7)
Fiscal 2009 includes a gain from debt retirement of $6.2 million. Fiscal 2008 includes a gain from debt retirement of $3.5 million, partially offset by a $1.2 million charge for deferred financing costs.

(8)
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

(9)
Return on average stockholders' equity is calculated by taking the net earnings (loss) for the period divided by average stockholders' equity for the year.

(10)
Includes the purchase of master lease assets for $117.1 million.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following discussion and analysis explains the results of our operations for fiscal 2011 and 2010 and developments affecting our financial condition as of January 28, 2012. This discussion and analysis below should be read in conjunction with Item 6 "Selected Consolidated Financial Data," and our consolidated financial statements and the notes included elsewhere in this report. The discussion and analysis contains "forward looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Forward looking statements include management's expectations regarding implementation of its long-term strategic plan, future financial performance, automotive aftermarket trends, levels of competition, business development activities, future capital expenditures, financing sources and availability and the effects of regulation and litigation. Actual results may differ materially from the results discussed in the forward looking statements due to a number of factors beyond our control, including those set forth under the section entitled "Item 1A Risk Factors" elsewhere in this report.

Introduction

        The Pep Boys-Manny, Moe & Jack is the leading national chain offering automotive service, tires, parts and accessories. This positioning allows us to streamline the distribution channel and pass the savings on to our customers facilitating our vision to be the automotive solutions provider of choice for the value-oriented customer. The majority of our stores are in a Supercenter format, which serves both "do-it-for-me" ("DIFM", which includes service labor, installed merchandise and tires) and "do-it-yourself" ("DIY") customers with the highest quality service offerings and merchandise. Most of our Supercenters also have a commercial sales program that provides delivery of tires, parts and other products to automotive repair shops and dealers. In 2009, as part of our long-term strategy to lead with automotive service, we began complementing our existing Supercenter store base with Service & Tire Centers. These Service & Tire Centers are designed to capture market share and leverage our existing Supercenter and support infrastructure. This growth will occur both organically and through acquisitions. The growth is targeted at existing markets, but may include new markets opportunistically. Acquisitions will be used to accelerate growth in markets where the Company is under-penetrated.

        During fiscal 2011, we acquired 99 Service & Tire Centers (see Note 2 of the Notes to Consolidated Financial Statements in "Item 8 Financial Statements and Supplementary Data"), opened 20 new Service & Tire Centers and one new Supercenter, converted one Pep Express (retail only) store and one Service & Tire Center to Supercenters, and closed three stores. We are targeting a total of 75 new Service & Tire Centers and 10 Supercenters in fiscal 2012. As of January 28, 2012, we operated 562 Supercenters and 169 Service & Tire Centers, as well as seven legacy Pep Express stores throughout 35 states and Puerto Rico.

EXECUTIVE SUMMARY

        Net earnings for fiscal 2011 were $28.9 million, a $7.7 million decrease from the $36.6 million reported for fiscal 2010. The decrease in profitability was primarily due to lower total gross profit margins, higher selling, general and administrative expenses, and lower net gains from disposition of assets. The current year net earnings also benefitted from a reduction in the effective tax rate which declined from 36.4% in fiscal year 2010 to 30.0% in the current year. Our diluted earnings per share for fiscal 2011 were $0.54, a decrease of $0.15 from the $0.69 recorded for fiscal 2010.

        Total revenue increased for fiscal 2011 by 3.8% as compared to fiscal 2010 as a result of our growth strategy. This increase in total revenues was comprised of a 7.8% increase in service revenue and a 2.8% increase in merchandise sales. For fiscal 2011, comparable store sales (sales generated by locations in operation during the same period of the prior year) decreased by 0.6%. This decrease in comparable store sales was comprised of a 0.6% increase in comparable store service revenue offset by a 0.9% decrease in comparable store merchandise sales.

        Sales of our services and non-discretionary products are impacted by miles driven. From March through December 2011, unleaded gasoline prices averaged $3.59 per gallon (national average) as compared to $2.80 in the corresponding period of the prior year. We believe the significant increase in gasoline prices led to the 1.8% decrease in miles driven from March through November 2011, after growing moderately over the previous 12 months. This change in trend combined with the financial burden of higher gasoline prices, continued high unemployment and negative consumer confidence in the overall U.S. economy depressed our fiscal 2011 sales. We believe these factors have also led customers to maintain their existing vehicles, rather than purchasing new ones which, in turn has partially offset the negative impact the reduction in miles driven has had on our sales of services and non-discretionary products. These same factors have negatively affected sales in our discretionary product categories like accessories and complementary merchandise. Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will affect us in the future. In addition, an unseasonably warm winter quarter in fiscal 2011 reduced sales in certain categories including wiper blades, batteries, antifreeze and winter goods.

        Our primary response to fluctuations in customer demand is to adjust our service and product assortment, store staffing and advertising messages. We believe that we are well positioned to help our customers save money and meet their needs in a challenging macroeconomic environment. In 2011, we have continued our "surround sound" media campaign that utilizes television, radio, digital and direct mail advertising to communicate our "DOES EVERYTHING. FOR LESS." brand message and have focused on "execution excellence" in our stores in order to earn the TRUST of our customers every day. We continue to develop innovative ways to make it more convenient for customers to do business with us and in the third quarter of 2011 we launched TreadSmart, which gives customers the ability to research, purchase and schedule the installation of tires online at a local Pep Boys location. We are currently piloting, and expect to roll-out nationally in 2012, eCommerce solutions that will allow retail customers to purchase products online for pick up at their local store or delivery to their home and commercial customers to order, pay and manage their accounts online.

RESULTS OF OPERATIONS

        The following discussion explains the material changes in our results of operations for the years ended January 28, 2012 and January 29, 2011 and January 30, 2010.

Analysis of Statement of Operations

        The following table presents, for the periods indicated, certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues						Percentage Change
Year ended	Jan 28, 2012 (Fiscal 2011)		Jan 29, 2011 (Fiscal 2010)		Jan 30, 2010 (Fiscal 2009)		Fiscal 2011 vs. Fiscal 2010	Fiscal 2010 vs. Fiscal 2009
Merchandise sales	79.6%		80.4%		80.3%		2.8%	4.2%
Service revenue(1)	20.4		19.6		19.7		7.8	3.5

Total revenues	100.0		100.0		100.0		3.8	4.1

Costs of merchandise sales(2)	70.3	(3)	69.5	(3)	70.7	(3)	(4.0)	(2.4)
Costs of service revenue(2)	95.0	(3)	91.1	(3)	90.1	(3)	(12.3)	(4.7)
Total costs of revenues	75.3		73.7		74.6		(6.0)	(2.9)
Gross profit from merchandise sales	29.7	(3)	30.5	(3)	29.3	(3)	0.1	8.7
Gross profit from service revenue	5.0	(3)	8.9	(3)	9.9	(3)	(39.0)	(7.3)
Total gross profit	24.7		26.3		25.4		(2.5)	7.5
Selling, general and administrative expenses	21.5		22.2		22.5		(0.4)	(2.8)
Net gain from disposition of assets	—		0.1		0.1		(98.9)	103.4
Operating profit (loss)	3.2		4.2		3.0		(20.6)	44.7
Non-operating income	0.1		0.1		0.1		(10.9)	15.4
Interest expense	1.3		1.3		1.1		1.6	(23.2)
Earnings (loss) from continuing operations before income taxes	2.0		2.9		2.0		(28.8)	55.4
Income tax expense (benefit)	30.0	(4)	36.4	(4)	35.9	(4)	41.4	(57.5)
Earnings (loss) from continuing operations	1.4		1.9		1.3		(21.6)	54.2
Discontinued operations, net of tax	—		—		(0.1)		58.3	49.9

Net earnings (loss)	1.4		1.8		1.2		(21.1)	59.0

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

Fiscal 2011 vs. Fiscal 2010

        Total revenue for fiscal 2011 increased by 3.8% or $75.0 million to $2,063.6 million from $1,988.6 million in fiscal 2010, while comparable store sales for fiscal 2011 decreased 0.6% as compared to the prior year. This decrease in comparable store sales consisted of an increase of 0.6% in comparable store service revenue offset by a decrease of 0.9% in comparable store merchandise sales. Total comparable store sales decreased due to lower customer counts in all three lines of business partially offset by an increase in the average transaction amount per customer. While our total revenue figures were favorably impacted by the opening or acquisition of new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Non-comparable stores contributed an additional $86.6 million of total revenue in fiscal 2011 as compared to the prior year.

        Total merchandise sales increased 2.8%, or $44.6 million, to $1,642.8 million in fiscal 2011, compared to $1,598.2 million in fiscal 2010. The increase in merchandise sales was due to our non-comparable stores which contributed an additional $58.4 million of sales during the year, partially offset by a decline in comparable store merchandise sales of 0.9%, or $13.8 million. The decrease in comparable store merchandise sales was comprised of a 2.3% decline in our retail business which was mostly offset by a 1.9% increase in merchandise sold through our service business as a result of increased tire and installed part sales. Total service revenue increased 7.8%, or $30.4 million, to $420.9 million in fiscal 2011 from $390.5 million in the prior year. The increase in service revenue was comprised of a $2.2 million, or 0.6%, increase in comparable store service revenue and $28.2 million of service revenue from our new non-comparable stores.

        We believe that comparable store customer counts decreased due to macroeconomic conditions, while the average transaction amount per customer increased due to selling price increases implemented to reflect the inflation in product acquisition costs. We believe the significant increase in gasoline prices led to a decline in miles driven, which combined with the financial burden of higher gasoline prices, continued high unemployment and negative consumer confidence in the overall U.S. economy depressed our fiscal 2011 sales. These negative economic conditions were somewhat mitigated by the continued aging of the U.S. light vehicle fleet as consumers spent more money on maintaining their vehicles as opposed to buying new vehicles. Over the long-term, we believe utilizing innovative marketing programs to communicate our value-priced, differentiated service and merchandise assortment will drive increased customer counts and our continued focus on delivering a better customer experience than our competitors will convert those increased customer counts into sales improvements consistently over all lines of business.

        Total gross profit decreased by $12.8 million, or 2.5%, to $509.5 million in fiscal 2011 from $522.4 million in fiscal 2010. Total gross profit margin decreased to 24.7% for fiscal 2011 from 26.3% for fiscal 2010. The decrease in total gross profit margin was primarily due to the opening or acquisition of new Service & Tire Centers. The 85 Big 10 locations acquired in the second quarter of 2011 lowered total gross profit margin for fiscal 2011 by 50 basis points. The Big 10 locations were dilutive to total gross profit margin primarily due to mix of sales being more highly concentrated in tires which have lower product margins combined with higher rent and payroll costs as a percent of total sales. The organic new stores opened by the Company, which are in their ramp up stage for sales while incurring their full amount of fixed expenses, including payroll and occupancy costs (rent, utilities and building maintenance), negatively affected total gross profit margin by 81 basis points and 42 basis points for fiscal 2011 and 2010, respectively. The current year also included a net charge of $0.5 million comprised of a $1.6 million asset impairment charge which was mostly offset by a $1.1 million reduction in the reserve for excess inventory. The prior year included a net benefit of $5.9 million comprised of a reduction in the reserve for excess inventory of $5.9 million and a $1.0 million reversal of an inventory accrual partially offset by an asset impairment charge of $1.0 million. Excluding the impact of both the acquired and the new organic Service & Tire Centers and the unusual items noted above, the total gross profit margin declined by 33 basis points to 26.1% from 26.4% in the prior year. This decline was mostly due to a shift in sales to lower margin tires and increased tire pricing pressure. While the acquired and new organic Service & Tire Centers have had a negative impact on total gross profit margin, these Service & Tire Centers positively contributed to total gross profit for the current fiscal year.

        Gross profit from merchandise sales increased by $0.6 million, or 0.1%, to $488.4 million for fiscal 2011 from $487.8 million in fiscal 2010. Gross profit margin from merchandise sales decreased to

29.7% from 30.5% for the prior year. Gross profit from merchandise sales for fiscal 2011 included a $1.1 million reduction in our reserve for excess inventory and an asset impairment charge of $0.6 million. Gross profit from merchandise sales for fiscal 2010 included a net benefit of $6.2 million comprised of a $5.9 million reduction in our reserve for excess inventory and the reversal of an inventory related accrual of approximately $1.0 million partially offset by a $0.8 million asset impairment charge. Excluding these items from both years, gross profit margin from merchandise sales decreased by 44 basis points to 29.7% in fiscal 2011 from 30.1% in the prior year primarily due to a decrease in product gross margins of 50 basis points. The decrease in product gross margins was primarily due to a shift in sales to lower margin tires and increased tire pricing pressure.

        Gross profit from service revenue decreased by $13.5 million, or 39.0%, to $21.1 million for fiscal 2011 from $34.6 million in fiscal 2010. Gross profit margin from service revenue decreased to 5.0% from 8.9% for the prior year. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials) and costs of service revenue includes the fully loaded service center payroll, and related employee benefits, and service center occupancy costs. Gross profit from service revenue for fiscal 2011 and 2010 included a $1.0 million and $0.2 million asset impairment charge, respectively. Excluding the charge from both years, gross profit margin from service revenue decreased to 5.25% for fiscal 2011 from 8.9% in the prior year. The decrease in gross profit from service revenue was due to the opening or acquisition of new Service & Tire Centers. Excluding the impact of the acquired and new Service & Tire Centers, (which are in their ramp up stage for sales while incurring their full amount of fixed expenses, including payroll and occupancy costs) and the impairment charge, gross profit from service revenue increased to 11.3% for fiscal 2011 from 10.6% for fiscal 2010. The increase in gross profit was primarily due to increased service revenues which better leveraged fixed store occupancy costs, partially offset by an increase in payroll and occupancy costs.

        Selling, general and administrative expenses as a percentage of revenue decreased to 21.5% in fiscal 2011 from 22.2% in fiscal 2010. Selling, general and administrative expenses increased $1.7 million, or 0.4%, to $444.0 million. The increase was primarily due to higher general liability and workers compensation claims expense of $4.8 million related to a favorable actuarial based adjustment in the prior year, higher travel costs from increased gasoline prices related to our commercial fleet of $2.3 million, and acquisition, transition and merger related costs of $2.0 million. These were mostly offset by lower payroll and related expenses of $4.9 million, primarily due to lower short-term compensation accruals, and lower media expense of $2.6 million. The reduction as a percentage of sales reflects improved leverage of selling, general and administrative expenses achieved through increased sales in fiscal 2011.

        Net gains from the disposition of assets were not significant in fiscal 2011 and were $2.5 million in fiscal 2010. Fiscal 2010 includes $2.1 million in net settlement proceeds from the disposition of a previously closed property.

        Interest expense decreased by $0.4 million to $26.3 million in fiscal 2011 compared to $26.7 million in fiscal 2010.

        Income tax expense for fiscal 2011 was $12.5 million, or an effective rate of 30.0%, as compared to $21.3 million, or an effective rate of 36.4%, for fiscal 2010. The fiscal 2011 effective tax rate includes a $3.6 million benefit related to the release of valuation allowance on certain state net operating losses and credits. The fiscal 2010 effective tax rate includes a $2.2 million benefit related to the reduction of a valuation allowance on certain state net operating losses and credits.

        As a result of the foregoing, we reported net earnings of $28.9 million for fiscal 2011, a decrease of $7.7 million, or 21.1%, as compared to net earnings of $36.6 million for fiscal 2010. Our diluted earnings per share were $0.54 for fiscal 2011 as compared to $0.69 for fiscal 2010.

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

        Gross profit from merchandise sales increased by $39.0 million, or 8.7%, to $487.8 million in fiscal 2010 from $448.8 million in fiscal 2009. Gross profit margin from merchandise sales increased to 30.5% for fiscal 2010 from 29.3% for fiscal 2009. Gross profit from merchandise sales for fiscal 2010 included a net benefit of $6.2 million comprised of a $5.9 million reduction in our reserve for excess inventory, which is discussed below, and the reversal of an inventory related accrual of approximately $1.0 million partially offset by an $0.8 million asset impairment charge. Gross profit from merchandise sales for fiscal 2009 included a net benefit of $0.4 million comprised of the reversal of inventory related accruals of approximately $2.0 million and a $0.6 million gain from an insurance settlement, largely offset by a $2.2 million asset impairment charge. Excluding these items from both years, gross profit margin from merchandise sales improved by 90 basis points to 30.1% in fiscal 2010 from 29.2% in the prior year. This improvement was primarily due to less inventory shrinkage, lower defective product expense and increased merchandise sales, which better leveraged fixed store occupancy costs such as rent and utilities and warehousing costs such as payroll and out bound freight-costs.

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

	Fiscal Year ended
(dollar amounts in thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Service center revenue(1)	$1,038,714	$941,869	$897,630
Retail sales(2)	1,024,913	1,046,772	1,013,308

Total revenues	$2,063,627	$1,988,641	$1,910,938

Gross profit from service center revenue(3)	$220,314	$216,176	$211,056
Gross profit from retail sales(4)	289,213	306,176	275,051

Total gross profit	$509,527	$522,352	$486,107

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

CAPITAL & LIQUIDITY

Capital Resources and Needs

        Our cash requirements arise principally from (1) the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, (2) debt service and (3) contractual obligations. Cash flows realized through the sales of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by operating activities was $73.7 million for fiscal 2011, as compared to $117.2 million for fiscal 2010. The $43.5 million decrease was primarily due to an unfavorable change in operating assets and liabilities of $36.4 million, a decrease in net earnings net of non-cash adjustments of $8.4 million and a decrease in net cash used in discontinued operations of $1.2 million. The change in operating assets and liabilities was primarily due to unfavorable changes in inventory, net of accounts payable of $20.1 million, accrued expenses and other current assets of $15.0 million and other liabilities of $1.3 million.

        In fiscal year 2011, the increased investment in inventory of $42.8 million was principally funded by increased participation in our trade payable program and improvements in our trade vendor payment terms. Taking into consideration changes in our trade payable program liability (shown as cash flows from financing activities on the consolidated statements of cash flows), cash generated from accounts payable was $53.8 million and $29.7 million for fiscal years 2011 and 2010, respectively. The ratio of accounts payable, including our trade payable program, to inventory was 53.6% and 47.3% as of January 28, 2012 and January 29, 2011, respectively. The increase in inventory of $49.7 million since the end of fiscal 2010 year end, (including inventory acquired as part of store acquisitions which is shown in acquisition, net of cash acquired on the consolidated statement of cash flows) was due to (i) investment in our new or acquired stores of $11.0 million, (ii) higher inventory balances due to increase in commodity pricing including tires and oil based products of $14.4 million, and (iii) increased inventory coverage in certain tire and hard part categories.

        The change in accrued expenses and other current assets was primarily due to the reduction in 401(k) employer match, decrease in supplemental executive retirement plan pension accruals and lower short-term bonus compensation accruals of $11.1 million.

        Cash used in investing activities was $125.6 million in fiscal 2011 as compared to $72.1 million in the prior year, an increase of $53.5 million. During fiscal 2011, we acquired 99 Service & Tire Centers through three separate transactions, including 85 stores in Florida, Georgia and Alabama, seven stores in Houston and seven stores in the Seattle/Tacoma market for $42.6 million, net of cash acquired (see Note 2 of the Notes to Consolidated Financial Statements in "Item 8 Financial Statements and Supplementary Data"). Capital expenditures were $74.7 million and $70.3 million in fiscal 2011 and 2010, respectively. Capital expenditures for fiscal 2011 included the addition of 20 new Service & Tire Centers, one new Supercenter, the conversion of one Service & Tire Center and one Pep Express store to Supercenters, and the conversion of 19 Supercenters into Superhubs in addition to our regularly scheduled store and distribution center improvements and information technology enhancements. During fiscal 2011, we sold the last remaining store classified as held for disposal at its carrying value of $0.5 million. During fiscal 2010, we sold seven properties classified as held for disposal for net proceeds of $4.3 million, of which $0.6 million is included in discontinued operations, completed one sale leaseback transaction for net proceeds of $1.6 million and received $2.1 million in net settlement proceeds from the disposition of a previously closed property.

        Our targeted capital expenditures for fiscal 2012 are expected to be approximately $80.0 million. Our fiscal 2012 capital expenditures include the addition of approximately 75 Service & Tire Centers, 10 Supercenters and the conversion of 15 Supercenters into Superhubs. These expenditures are expected to be funded by cash on hand and net cash generated from operating activities. Additional capacity, if needed, exists under our existing line of credit.

        In fiscal 2011, cash provided by financing activities improved by $14.2 million to $20.0 million from $5.8 million in the prior year. In the prior year we repurchased $10.0 million of our outstanding 7.50% Senior Subordinated Notes for $10.2 million. The balance of the improvement was due to increased cash provided from our trade payable program of $6.7 million partially offset by the payment of $2.4 million in financing fees incurred to amend and restate our revolving credit agreement to reduce its interest rate by 75 basis points and to extend its maturity to July 2016. The trade payable program, which has an availability of $125.0 million, is funded by various bank participants who have the ability, but not the obligation, to purchase, directly from our vendors, account receivables owed by Pep Boys. As of January 28, 2012 and January 29, 2011, we had an outstanding balance (classified as trade payable program liability on the consolidated balance sheet) of $85.2 million and $56.3 million, respectively.

        We anticipate that cash on hand and cash generated by operating activities will exceed our expected cash requirements in fiscal year 2012. In addition, we expect to have excess availability under our existing revolving credit agreement during the entirety of fiscal year 2012. As of January 28, 2012, we had no borrowings on our revolving credit facility and undrawn availability of $194.9 million.

        Our working capital was $166.6 million and $203.4 million at January 28, 2012 and January 29, 2011, respectively. Our long-term debt less current maturities, as a percentage of our total capitalization, was 36.8% and 38.2% at January 28, 2012 and January 29, 2011, respectively.

  Contractual Obligations

        The following chart represents our total contractual obligations and commercial commitments as of January 28, 2012:

Contractual Obligations	Total	Within 1 year	From 1 to 3 years	From 3 to 5 years	After 5 years
	(dollars amounts in thousands)
Long-term debt(1)	$295,122	$1,079	$294,043	$—	$—
Operating leases	812,988	98,479	183,929	158,457	372,123
Expected scheduled interest payments on long-term debt	50,279	21,767	28,512	—	—
Other long-term obligations(2)	25,089	—	—	—	—

Total contractual obligations	$1,183,478	$121,325	$506,484	$158,457	$372,123

(1)
Long-term debt includes current maturities.

(2)
Primarily includes defined benefit pension obligation of $10.4 million, deferred compensation items of $6.2 million, income tax liabilities of $2.6 million and asset retirement obligations of $5.9 million. We made voluntary contributions of $3.0 million and $5.0 million to our pension plan in fiscals 2011 and 2010, respectively, and none in fiscal 2009. Future plan contributions are dependent upon actual plan asset returns and interest rates. See Note 13 of the Notes to Consolidated Financial Statements in "Item 8 Financial Statements and Supplementary Data" for further discussion of our pension plans. The above table does not reflect the timing of projected settlements for our recorded asset retirement obligation costs, income tax liabilities and pension obligation because we cannot make a reliable estimate of the timing of the related cash payments.

Commercial Commitments	Total	Within 1 year	From 1 to 3 years	From 3 to 5 years	After 5 years
	(dollar amounts in thousands)
Standby letters of credit	$31,652	$31,652	$—	$—	$—
Surety bonds	8,308	8,308	—	—	—
Purchase obligations(1)(2)	25,849	25,849	—	—	—

Total commercial commitments	$65,809	$65,809	$—	$—	$—

(1)
Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time. We currently do not have minimum purchase commitments under our vendor supply agreements (other than(2) below) and generally, our open purchase orders (orders that have not been shipped) are not binding agreements. Those purchase obligations that are in transit from our vendors at January 29, 2012 that we do not have legal title to are considered commercial commitments.

(2)
In fiscal 2011, we entered into a commercial commitment to purchase 4.2 million units of oil products at various prices over a two-year period. Based on our present consumption rate, we expect to meet the cumulative minimum purchase requirements under this contract by the end of fiscal 2012.

  Long-term Debt

  7.50% Senior Subordinated Notes, due December 2014

        On December 14, 2004, we issued $200.0 million aggregate principal amount of 7.50% Senior Subordinated Notes (the "Notes") due December 15, 2014. The Company did not repurchase Notes in fiscal 2011. During fiscal 2010 the Company repurchased Notes in the principal amount of $10.0 million. On January 28, 2012, the outstanding balance of these Notes was $147.6 million.

  Senior Secured Term Loan Facility, due October 2013

        Our Senior Secured Term Loan (the "Term Loan") is due October, 2013. This facility is secured by a collateral pool consisting of real property and improvements associated with our stores, which is adjusted periodically based upon real estate values and borrowing levels. Interest accrues at the three month London Interbank Offered Rate (LIBOR) plus 2.0% on this facility.

        As of January 28, 2012, 126 stores collateralized the Senior Secured Term Loan. The outstanding balance under the Term Loan at the end of fiscal 2011 was $147.6 million. The $1.0 million decline in the outstanding balance was due to quarterly principal payments of $0.3 million.

  Revolving Credit Agreement, through July 2016

        On January 16, 2009, we entered into a Revolving Credit Agreement (the "Agreement") with available borrowings up to $300.0 million and a maturity of January 2014. Total incurred fees of $6.8 million were capitalized and are being amortized over the original five year life of the facility. On July 26, 2011, we amended and restated the Agreement to reduce its interest rate by 75 basis points and to extend its maturity to July 2016. The related refinancing fees of $2.4 million are being amortized over the new five year life. Our ability to borrow under the Agreement is based on a specific borrowing base consisting of inventory and accounts receivable. The interest rate on this credit line is daily LIBOR plus 2.00% to 2.50% based upon the then current availability under the Agreement. Fees based on the unused portion of the Agreement range from 37.5 to 75.0 basis points. As of January 28, 2012, there were no outstanding borrowings under the Agreement.

        The weighted average interest rate on all debt borrowings during fiscal 2011 and 2010 was 6.3%.

  Other Matters

        Several of our debt agreements require compliance with covenants. The most restrictive of these covenants, an earnings before interest, taxes, depreciation and amortization ("EBITDA") requirement, is triggered if the Company's availability under its credit agreement drops below $50.0 million. As of January 28, 2012, the Company had no borrowings outstanding under the Revolving Credit Agreement, additional availability of approximately $194.9 million and was in compliance with all financial covenants contained in its debt agreements.

        The failure to satisfy this covenant would constitute an event of default under the Revolving Credit Agreement, which would result in a cross-default under our 7.50% Senior Subordinated Notes and Senior Secured Term Loan.

  Other Contractual Obligations

        We have a vendor financing program which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by us directly from our vendors. The total availability under the program was $125.0 million as of January 29, 2011. There was an outstanding balance of $85.2 million and $56.3 million under this program as of January 28, 2012 and January 29, 2011, respectively.

        We have letter of credit arrangements in connection with our risk management, import merchandising and vendor financing programs. We had no outstanding commercial letters of credit as of January 28, 2012 and were contingently liable for $0.3 million in outstanding commercial letters of credit as of January 29, 2011. We were contingently liable for $31.7 million and $107.6 million in outstanding standby letters of credit as of January 28, 2012 and January 29, 2011, respectively. The reduction in the outstanding balance was due to the expiration of letters of credit that were no longer required after we amended our Revolving Credit Agreement.

        We are also contingently liable for surety bonds in the amount of approximately $8.3 million and $10.3 million as of January 28, 2012 and January 29, 2011, respectively. The surety bonds guarantee certain of our payments (for example utilities, easement repairs, licensing requirements and customs fees).

  Off-balance Sheet Arrangements

        We lease certain property and equipment under operating leases and lease financings which contain renewal and escalation clauses, step rent provisions, capital improvements funding and other lease concessions. These provisions are considered in the calculation of our minimum lease payments which are recognized as expense on a straight-line basis over the applicable lease term. Any lease payments that are based upon an existing index or rate are included in our minimum lease payment calculations. Total operating lease commitments as of January 28, 2012 were $813.0 million.

  Pension and Retirement Plans

        The Company has a Supplemental Executive Retirement Plan (SERP). This unfunded plan had a defined benefit component that provided key employees designated by the Board of Directors with retirement and death benefits. Retirement benefits were based on salary and bonuses; death benefits were based on salary. Benefits paid to a participant under the defined benefit pension plan are deducted from the benefits otherwise payable under the defined benefit portion of the SERP. On January 31, 2004, we amended and restated our SERP. This amendment converted the defined benefit portion of the SERP to a defined contribution portion for certain unvested participants and all future participants. On December 31, 2008, the Company terminated the defined benefit portion of the SERP with a $14.4 million payment and recorded a charge of $6.0 million. The SERP currently consists of only the defined contribution plan which we refer to as our "Account Plan."

        The Company has a qualified 401(k) savings plan and a separate savings plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation. For fiscal 2011, 2010 and 2009, the Company's contributions were conditional upon the achievement of certain pre-established financial performance goals which were met in fiscal 2010 and 2009, but not in fiscal 2011. The Company's savings plans' contribution expense was $3.0 million and $3.1 million in fiscal 2010 and 2009, respectively.

        We also have a defined benefit pension plan (the "Plan") covering full-time employees hired on or before February 1, 1992. As of December 31, 1996, the Company froze the accrued benefits under the Plan and active participants became fully vested. The Plan's trustee will continue to maintain and invest plan assets and will administer benefits payments. Pension plan assets are stated at fair market value and are composed primarily of money market funds and collective trust funds primarily invested in equity and fixed income investments. While we had no minimum funding requirement during fiscal 2011 or fiscal 2010, we made a $3.0 million discretionary contribution to the Plan in April 2011 and a $5.0 million discretionary contribution to the Plan in October 2010. In fiscal 2011, the Company began the process of terminating the Plan. The termination of the Plan is expected to be completed by the end of fiscal 2012. In order to terminate the Plan, in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements, the Company is required to fully fund the Plan on a termination basis and will commit to contribute the additional assets necessary to do so. Plan participants will not be adversely affected by the Plan termination, but rather will have their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier.

        The expense under these plans for fiscal 2011, 2010 and 2009 was $1.4 million, $6.3 million and $6.4 million, respectively. Pension expense for the Plan is calculated based upon a number of actuarial assumptions, including an expected return on plan assets of 6.8% and a discount rate of 5.7%. In developing the expected return on asset assumptions, we evaluated input from our actuaries, including their review of asset class return expectations. The discount rate utilized for the Plan is based on a model bond portfolio with durations that match the expected benefit payment pattern. We continue to evaluate our actuarial assumptions and make adjustments as necessary for the existing plans. See Note 13 of the Notes to Consolidated Financial Statements in "Item 8 Financial Statements and Supplementary Data" for further discussion of our pension plans.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, retirement benefits, share-based compensation, risk participation agreements, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe that the following represent our more critical estimates and assumptions used in the preparation of the consolidated financial statements:

  •
  Inventory is stated at lower of cost, as determined under the last-in, first-out (LIFO) method, or market. Our inventory, consists primarily of automotive parts and accessories, is used on vehicles. Because of the relatively long lives of vehicles, along with our historical experience of returning most excess inventory to our vendors for full credit, the risk of obsolescence is minimal. We establish a reserve for excess inventory for instances where less than full credit will be received for such returns and where we anticipate items will be sold at retail prices that are less than recorded costs. The reserve is based on management's judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where we received less than full credit from vendors for product returns. If our estimates regarding excess inventory are inaccurate, we may incur losses or gains that could be material. A 10% difference in our inventory reserves as of January 28 2012, would have affected net income by approximately $0.3 million in fiscal 2011.

  •
  We record reserves for future sales returns, customer incentives, warranty claims and inventory shrinkage. The reserves are based on expected returns of products and historical claims and inventory shrinkage experience. If actual experience differs from historical levels, revisions in our estimates may be required. A 10% change in these reserves at January 28, 2012 would have affected net earnings by approximately $0.9 million for fiscal 2011.

  •
  We have risk participation arrangements with respect to workers' compensation, general liability, automobile liability, other casualty coverages and health care insurance, including stop loss coverage with third party insurers to limit our total exposure. A reserve for the liabilities associated with these agreements is established using generally accepted actuarial methods followed in the insurance industry and our historical claims experience. The amounts included in our costs related to these arrangements are estimated and can vary based on changes in assumptions, claims experience or the providers included in the associated insurance programs. A 10% change in our self-insurance liabilities at January 28, 2012 would have affected net earnings by approximately $5.0 million for fiscal 2011.

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

Change in Assumption (dollars in thousands)	Impact on Annual Pension Expense	Impact on Projected Benefit Obligation
0.50 percentage point decrease in discount rate	Increase $413	Increase $3,425
0.50 percentage point increase in discount rate	Decrease $413	Decrease $3,425
5.00 percentage point decrease in expected rate of return on assets	Increase $148	—
5.00 percentage point increase in expected rate of return on assets	Decrease $148	—
  •
  We periodically evaluate our long-lived assets for indicators of impairment. Management's judgments, including judgments related to store cash flows, are based on market and operating conditions at the time of evaluation. Future events could cause management's conclusion on impairment to change, requiring an adjustment of these assets to their then current fair market value.

  •
  We have a share-based compensation plan, which includes stock options and restricted stock units, or RSUs. We account for our share-based compensation plans on a fair value basis. We determine the fair value of our stock options at the date of the grant using the Black-Scholes option-pricing model. The RSUs are awarded at a price equal to the market price of our underlying stock on the date of the grant. In situations where we have granted stock options and RSUs with market conditions, we have used Monte Carlo simulations in estimating the fair value of the award. The pricing model and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include the expected life of stock options, expected stock price volatility, future employee stock option exercise behaviors and the estimate of award forfeitures. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are different from these assumptions, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. In addition, significant changes in these assumptions could materially impact our share-based compensation expense on future awards. A 10% change in our share-based compensation expense for fiscal 2011 would have affected net earnings by approximately $0.2 million.

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

RECENT ACCOUNTING STANDARDS

        In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06 "Fair Value Measurements—Improving Disclosures on Fair Value Measurements" ("ASU 2010-06"). This guidance requires new disclosures surrounding transfers in and out of level 1 or 2 in the fair value hierarchy and also requires that the reconciliation of level 3 inputs includes separately reported information on purchases, sales, issuances and settlements. The increased disclosures should be reported for each class of assets or liabilities. ASU 2010-06 also clarifies existing disclosures for the level of disaggregating, disclosures about valuation techniques and inputs used to determine level 2 or 3 fair value measurements and includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances or settlements in the roll forward activity for level 3 fair value measurements which are effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company's consolidated financial statements.

        In December 2010, the FASB issued ASU 2010-29 "Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations" (ASU 2010-29). This accounting standard update clarifies that SEC registrants presenting comparative financial statements should disclose in their pro forma information revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The adoption of ASU 2010-29 did not have a material impact on the consolidated financial statements.

        In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. The Company does not believe the adoption of ASU 2011-04 will have a material impact on the consolidated results of operations and financial condition.

        In June of 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 was issued to improve the comparability of financial reporting between U.S. GAAP and International Financial Reporting Standards, and eliminates previous U.S. GAAP guidance that allowed an entity to present components of other comprehensive income ("OCI") as part of its statement of changes in shareholders' equity. With the issuance of ASU 2011-05, companies are now required to report all components of OCI either in a single continuous statement of total comprehensive income, which includes components of both OCI and net income, or in a separate statement appearing consecutively with the statement of income. ASU 2011-05 does not affect current guidance for the accounting of the components of OCI, or which items are included within total comprehensive income, and is effective for periods beginning after December 15, 2011, with early adoption permitted. On December 23, 2011, the FASB issued ASU 2011-12, which indefinitely defers the provision in ASU 2011-05 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statements in which net income is presented and the statement in which OCI is presented. The other provisions in ASU 2011-05 are unaffected by the deferral. The application of this guidance affects presentation only and therefore is not expected to have an impact on the Company's consolidated financial condition, results of operations or cash flows.

        In September 2011, the FASB issued ASU 2011-08, "Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment" ("ASU 2011-08"). The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company does not believe the adoption of ASU 2011-08 will have a material impact on the consolidated results of operations and financial condition.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has market rate exposure in its financial instruments due to changes in interest rates and prices.

Variable and Fixed Rate Debt

        The Company's Revolving Credit Agreement bears interest at daily LIBOR plus 2.00% to 2.50% based upon the then current availability under the facility. At January 28, 2012, there were no outstanding borrowings under the agreement. Additionally, the Company has a Senior Secured Term Loan facility with a balance of $147.6 million at January 28, 2012, that bears interest at three month LIBOR plus 2.00%. Excluding our interest rate swap, a one percent change in the LIBOR rate would have affected net earnings by approximately $1.0 million for fiscal 2011. The risk related to changes in the three month LIBOR rate are substantially mitigated by our interest rate swap.

        The fair value of the Company's fixed rate debt instruments, principally the 7.50% Senior Subordinated Notes due December 15, 2014, was $149.0 million and $147.6 million at January 28, 2012 and January 29, 2011, respectively. The Company determines fair value on its fixed rate debt by using quoted market prices and current interest rates.

Interest Rate Swaps

        The Company entered into an interest rate swap for a notional amount of $145.0 million that is designated as a cash flow hedge on the first $145.0 million of the Company's Senior Secured Term Loan facility. The interest rate swap converts the variable LIBOR portion of the interest payments to a fixed rate of 5.036% and terminates in October 2013. As of January 28, 2012 and January 29, 2011, the fair value of the swap was a net $12.5 million and $16.4 million payable, respectively, recorded within other long-term liabilities on the balance sheet.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pep Boys—Manny, Moe & Jack
Philadelphia, Pennsylvania

        We have audited the accompanying consolidated balance sheets of The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 28, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pep Boys—Manny, Moe & Jack and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 11, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
April 11, 2012

CONSOLIDATED BALANCE SHEETS

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands, except share data)

	January 28, 2012	January 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$58,244	$90,240
Accounts receivable, less allowance for uncollectible accounts of $1,303 and $1,551	25,792	19,540
Merchandise inventories	614,136	564,402
Prepaid expenses	26,394	28,542
Other current assets	59,979	60,812

Total current assets	784,545	763,536

Property and equipment—net	696,339	700,981
Goodwill	46,917	2,549
Deferred income taxes	72,870	66,019
Other long-term assets	33,108	23,587

Total assets	$1,633,779	$1,556,672

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$243,712	$210,440
Trade payable program liability	85,214	56,287
Accrued expenses	221,705	236,028
Deferred income taxes	66,208	56,335
Current maturities of long-term debt	1,079	1,079

Total current liabilities	617,918	560,169

Long-term debt less current maturities	294,043	295,122
Other long-term liabilities	77,216	70,046
Deferred gain from asset sales	140,273	152,875
Commitments and contingencies
Stockholders' equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	296,462	295,361
Retained earnings	423,437	402,600
Accumulated other comprehensive loss	(17,649)	(17,028)
Treasury stock, at cost—15,803,322 shares and 15,971,910 shares	(266,478)	(271,030)

Total stockholders' equity	504,329	478,460

Total liabilities and stockholders' equity	$1,633,779	$1,556,672

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands, except per share data)

Year ended	January 28, 2012	January 29, 2011	January 30, 2010
Merchandise sales	$1,642,757	$1,598,168	$1,533,619
Service revenue	420,870	390,473	377,319

Total revenues	2,063,627	1,988,641	1,910,938

Costs of merchandise sales	1,154,322	1,110,380	1,084,804
Costs of service revenue	399,776	355,909	340,027

Total costs of revenues	1,554,098	1,466,289	1,424,831

Gross profit from merchandise sales	488,435	487,788	448,815
Gross profit from service revenue	21,094	34,564	37,292

Total gross profit	509,529	522,352	486,107

Selling, general and administrative expenses	443,986	442,239	430,261
Net gain from disposition of assets	27	2,467	1,213

Operating profit	65,570	82,580	57,059
Non-operating income	2,324	2,609	2,261
Interest expense	26,306	26,745	21,704

Earnings from continuing operations before income taxes and discontinued operations	41,588	58,444	37,616
Income tax expense	12,460	21,273	13,503

Earnings from continuing operations before discontinued operations	29,128	37,171	24,113
Loss from discontinued operations, net of tax benefit of $(121), $(291) and $(580)	(225)	(540)	(1,077)

Net earnings	$28,903	$36,631	$23,036

Basic earnings per share:
Earnings from continuing operations before discontinued operations	$0.55	$0.71	$0.46
Loss from discontinued operations, net of tax	(0.01)	(0.01)	(0.02)

Basic earnings per share	$0.54	$0.70	$0.44

Diluted earnings per share:
Earnings from continuing operations before discontinued operations	$0.54	$0.70	$0.46
Loss from discontinued operations, net of tax	—	(0.01)	(0.02)

Diluted earnings per share	$0.54	$0.69	$0.44

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands, except share data)

	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Retained Earnings				Benefit Trust	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance, January 31, 2009	68,557,041	68,557	292,728	358,670	(14,124,021)	(219,460)	(18,075)	(59,264)	423,156

Comprehensive income:
Net earnings				23,036					23,036
Changes in net unrecognized other postretirement benefit costs, net of tax of $352							595		595
Fair market value adjustment on derivatives, net of tax of ($125)							(211)		(211)

Total comprehensive income									23,420
Cash dividends ($.12 per share)				(6,286)					(6,286)
Reclassification of Benefits Trust					(2,195,270)	(59,264)		59,264	—
Effect of stock options and related tax benefits				(209)	22,000	355			146
Effect of restricted stock unit conversions			(1,493)		81,726	1,321			(172)
Stock compensation expense			2,575						2,575
Dividend reinvestment plan				(375)	51,491	831			456

Balance, January 30, 2010	68,557,041	68,557	293,810	374,836	(16,164,074)	(276,217)	(17,691)	—	443,295

Comprehensive income:
Net earnings				36,631					36,631
Changes in net unrecognized other postretirement benefit costs, net of tax of $344							582		582
Fair market value adjustment on derivatives, net of tax of $48							81		81

Total comprehensive income									37,294
Cash dividends ($.12 per share)				(6,323)					(6,323)
Effect of stock options and related tax benefits				(2,023)	96,590	2,608			585
Effect of restricted stock unit conversions			(1,946)		61,042	1,647			(299)
Stock compensation expense			3,497						3,497
Dividend reinvestment plan				(521)	34,532	932			411

Balance, January 29, 2011	68,557,041	$68,557	$295,361	$402,600	(15,971,910)	$(271,030)	$(17,028)	$—	$478,460

Comprehensive income:
Net earnings				28,903					28,903
Changes in net unrecognized other postretirement benefit costs, net of tax of $(1,872)							(3,120)		(3,120)
Fair market value adjustment on derivatives, net of tax of $1,499							2,499		2,499

Total comprehensive income									28,282
Cash dividends ($.12 per share)				(6,344)					(6,344)
Effect of stock options and related tax benefits				(900)	45,321	1,223			323
Effect of employee stock purchase plan				(335)	20,963	566			231
Effect of restricted stock unit conversions			(2,136)		70,228	1,897			(239)
Stock compensation expense			3,237						3,237
Dividend reinvestment plan				(487)	32,076	866			379

Balance, January 28, 2012	68,557,041	$68,557	$296,462	$423,437	(15,803,322)	$(266,478)	$(17,649)	$—	$504,329

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands)

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Cash flows from operating activities:
Net earnings	$28,903	$36,631	$23,036
Adjustments to reconcile net earnings to net cash provided by continuing operations:
Net loss from discontinued operations	225	540	1,077
Depreciation and amortization	79,542	74,151	70,529
Amortization of deferred gain from asset sales	(12,602)	(12,602)	(12,325)
Stock compensation expense	3,237	3,497	2,575
Loss (gain) from debt retirement	—	200	(6,248)
Deferred income taxes	10,301	18,572	13,446
Net gain from dispositions of assets	(27)	(2,467)	(1,213)
Loss from asset impairment	1,619	970	2,884
Other	(573)	(479)	345
Changes in operating assets and liabilities, net of the effects of acquisitions:
Decrease in accounts receivable, prepaid expenses and other	2,391	7,060	7,175
(Increase) decrease in merchandise inventories	(42,756)	(5,284)	7,039
Increase (decrease) in accounts payable	24,871	7,466	(9,640)
Decrease in accrued expenses	(18,745)	(8,394)	(13,238)
(Decrease) increase in other long-term liabilities	(2,463)	(1,200)	2,384

Net cash provided by continuing operations	73,923	118,661	87,826
Net cash used in discontinued operations	(273)	(1,466)	(603)

Net cash provided by operating activities	73,650	117,195	87,223

Cash flows from investing activities:
Capital expenditures	(74,746)	(70,252)	(43,214)
Proceeds from dispositions of assets	515	7,515	14,776
Collateral investment	(7,638)	(9,638)	—
Acquisitions, net of cash acquired.	(42,901)	(288)	(2,695)
Other	(837)	—	(500)

Net cash used in continuing operations	(125,607)	(72,663)	(31,633)
Net cash provided by discontinued operations	—	569	1,762

Net cash used in investing activities	(125,607)	(72,094)	(29,871)

Cash flows from financing activities:
Borrowings under line of credit agreements	5,721	21,795	249,704
Payments under line of credit agreements	(5,721)	(21,795)	(273,566)
Borrowings on trade payable program liability	144,180	121,824	102,042
Payments on trade payable program liability	(115,253)	(99,636)	(99,873)
Payments for finance issuance cost	(2,441)	—	—
Debt payments	(1,079)	(11,279)	(11,990)
Dividends paid	(6,344)	(6,323)	(6,286)
Other	898	1,227	611

Net cash provided by (used in) financing activities	19,961	5,813	(39,358)

Net (decrease) increase in cash and cash equivalents	(31,996)	50,914	17,994
Cash and cash equivalents at beginning of year	90,240	39,326	21,332

Cash and cash equivalents at end of year	$58,244	$90,240	$39,326

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$23,097	$23,098	$24,509
Cash received from income tax refunds	$479	$195	$921
Cash paid for income taxes	$1,150	$890	$4,768
Non-cash investing activities:
Accrued purchases of property and equipment	$1,400	$2,926	$1,738

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

        BUSINESS    The Company operates in the U.S. automotive aftermarket, which has two general lines of business: (1) the Service business, defined as Do-It-For-Me, or "DIFM" (service labor, installed merchandise and tires) and (2) the Retail business, defined as Do-It-Yourself, or "DIY" (retail merchandise) and commercial. The Company's primary store format is the Supercenter, which serves both "DIFM" and "DIY" customers with the highest quality service offerings and merchandise. In 2009, as part of the Company's long-term strategy to lead with automotive service, the Company began complementing the existing Supercenter store base with Service & Tire Centers. These Service & Tire Centers are designed to capture market share and leverage the existing Supercenter and support infrastructure. The Company currently operates stores in 35 states and Puerto Rico.

        FISCAL YEAR END    The Company's fiscal year ends on the Saturday nearest to January 31. Fiscal 2011, which ended January 28, 2012, fiscal 2010, which ended January 29, 2011, and fiscal 2009 which ended January 30, 2010 were all comprised of 52 weeks.

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        MERCHANDISE INVENTORIES    Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $536.4 million and $486.0 million as of January 28, 2012 and January 29, 2011, respectively. During fiscal 2011, 2010 and 2009, the effect of LIFO layer liquidations on gross profit was immaterial.

        The Company's inventory consists primarily of automotive parts and accessories. Because of the relatively long lives of vehicles, along with the Company's historical experience of returning excess inventory to the Company's vendors for full credit, the risk of obsolescence is minimal. The Company establishes a reserve for excess inventory for instances where less than full credit will be received for such returns and where the Company anticipates items will be sold at retail prices that are less than recorded costs. The reserve is based on management's judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where the Company received less than full credit from vendors for product returns.

        The Company's reserve for excess inventory was $4.2 million and $5.4 million as of January 28, 2012 and January 29, 2011, respectively. In fiscal 2010, the Company reduced its reserve for excess inventory by $5.9 million to $5.4 million from $11.3 million primarily due to improved inventory management, including timely return of excess product to vendors for credit. However, in future periods the company may be exposed to material losses should the company's vendors alter their policy with regard to accepting excess inventory returns.

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

(dollar amounts in thousands)	January 28, 2012	January 29, 2011
Land	$204,023	$204,023
Buildings and improvements	875,999	848,268
Furniture, fixtures and equipment	723,938	685,481
Construction in progress	3,279	8,781
Accumulated depreciation and amortization	(1,110,900)	(1,045,572)

Property and equipment—net	$696,339	$700,981

        GOODWILL    The Company tests the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year. Impairment reviews may also be triggered by any significant events or changes in circumstances affecting the Company's business.

        At fiscal year end 2011, the Company had six reporting units, of which three included goodwill. Goodwill impairment testing consists of a two-step process, if necessary. The first step is to compare

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of goodwill. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

        There were no impairments as a result of the Company's annual impairment tests in the fourth quarter of fiscal year 2011 or fiscal year 2010.

        LEASES    The Company amortizes leasehold improvements over the lesser of the lease term or the economic life of those assets. Generally, for stores the lease term is the base lease term and for distribution centers the lease term includes the base lease term plus certain renewal option periods for which renewal is reasonably assured and for which failure to exercise the renewal option would result in an economic penalty to the Company. The calculation of straight-line rent expense is based on the same lease term with consideration for step rent provisions, escalation clauses, rent holidays and other lease concessions. The Company begins expensing rent at the time the Company has the right to use the property.

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

        TRADE PAYABLE PROGRAM LIABILITY    The Company has a trade payable program which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by the Company directly from its vendors. The Company, in turn, makes the regularly scheduled full vendor payments to the bank participants. In the first quarter of fiscal 2011 as a result of the Company's review, the Company determined that the gross amount of borrowings and payments on the trade payable program shown on the statement of cash flows under "Cash flows from financing activities" included certain vendors that had not participated in the trade payable program. As such, the Company made an equal and offsetting adjustment to reduce the trade payables borrowings and payments line items within financing activities by $225.2 million and $90.3 million for the years ended January 29, 2011 and January 30, 2010, respectively. These adjustments have no net impact on net cash used in financing activities or on any other cash flow line items.

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

        In evaluating income tax positions, the Company records liabilities for potential exposures. These tax liabilities are adjusted in the period actual developments give rise to such change. Those developments could be, but are not limited to, settlement of tax audits, expiration of the statute of limitations, and changes in the tax code and regulations, along with varying application of tax policy and administration within those jurisdictions. Refer to Note 8, "Income Taxes," for further discussion of income taxes and changes in unrecognized tax benefit during fiscal 2011.

        SALES TAXES    The Company presents sales net of sales taxes in its consolidated statements of operations.

        REVENUE RECOGNITION    The Company recognizes revenue from the sale of merchandise at the time the merchandise is sold and the product is delivered to the customer. Service revenues are recognized upon completion of the service. Service revenue consists of the labor charged for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials. The Company records revenue net of an allowance for estimated future returns. The Company establishes reserves for sales returns and allowances based on current sales levels and historical return rates. Revenue from gift card sales is recognized upon gift card redemption. The Company's gift cards do not have expiration dates. The Company recognizes breakage on gift cards when, among other things, sufficient gift card history is available to estimate potential breakage and the Company determines there are no legal obligations to remit the value of unredeemed gift cards to the relevant jurisdictions. Estimated gift card breakage revenue is immaterial for all periods presented.

        In the first quarter of fiscal 2009, the Company launched a Customer Loyalty program. The program allows members to earn points for each qualifying purchase. Points earned allow members to receive a certificate that may be redeemed on future purchases within 90 days of issuance. The retail value of points earned by loyalty program members is included in accrued liabilities as deferred income and recorded as a reduction of revenue at the time the points are earned, based on the historic and projected rate of redemption. The Company recognizes deferred revenue and the cost of the free products distributed to loyalty program members when the awards are redeemed. The cost of the free products distributed to program members is recorded within costs of revenues.

        A portion of the Company's transactions includes the sale of auto parts that contain a core component. These components represent the recyclable portion of the auto part. Customers are not charged for the core component of the new part if a used core is returned at the point of sale of the new part; otherwise the Company charges customers a specified amount for the core component. The Company refunds that same amount upon the customer returning a used core to the store at a later date. The Company does not recognize sales or cost of sales for the core component of these transactions when a used part is returned by the customer at the point of sale.

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

        Generally vendor support funds are earned based on purchases or product sales. These incentives are treated as a reduction of inventories and are recognized as a reduction to cost of sales as the inventories are sold. Certain vendor allowances are used exclusively for promotions and to offset certain other direct expenses if the Company determines the allowances are for specific, identifiable incremental expenses. Vendor support funds, which reduced advertising expense, amounted to $2.5 million for the year ended January 28, 2012, and were immaterial for all other periods presented.

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

        The reserve for warranty activity for the years ended January 28, 2012 and January 29, 2011, respectively, are as follows:

(dollar amounts in thousands)
Balance, January 30, 2010	$694
Additions related to sales in the current year	12,261
Warranty costs incurred in the current year	(12,282)

Balance, January 29, 2011	673
Additions related to sales in the current year	12,122
Warranty costs incurred in the current year	(12,122)

Balance, January 28,2012	$673

        ADVERTISING    The Company expenses the costs of advertising the first time the advertising takes place. Gross advertising expense for fiscal 2011, 2010 and 2009 was $54.9 million, $57.5 million

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and $52.6 million, respectively, and is recorded in selling, general and administrative expenses. No advertising costs were recorded as assets as of January 28, 2012 or January 29, 2011.

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

        EARNINGS PER SHARE    Basic earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding during the year plus incremental shares that would have been outstanding upon the assumed exercise of dilutive stock based compensation awards.

        DISCONTINUED OPERATIONS    The Company's discontinued operations reflect the operating results for closed stores where the customer base could not be maintained. Loss from discontinued operations relates to expenses for previously closed stores and principally includes costs for rent, taxes, payroll, repairs and maintenance, asset impairments, and gains or losses on disposal.

        ACCOUNTING FOR STOCK-BASED COMPENSATION    At January 28, 2012, the Company has two stock-based employee compensation plans, which are described in Note 14, "Equity Compensation Plans." Compensation costs relating to share-based payment transactions are recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award).

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

	Year ended
(dollar amounts in thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Parts and accessories	$1,259,500	$1,261,678	$1,219,396
Tires	383,257	336,490	314,223
Service labor	420,870	390,473	377,319

Total revenues	$2,063,627	$1,988,641	$1,910,938

        SIGNIFICANT SUPPLIERS    During fiscal 2011, the Company's ten largest suppliers accounted for approximately 52% of merchandise purchased. No single supplier accounted for more than 21% of the Company's purchases. Other than a commitment to purchase 4.2 million units of oil products at various prices over a two-year period, the Company has no long-term contracts or minimum purchase commitments under which the Company is required to purchase merchandise. Open purchase orders are based on current inventory or operational needs and are fulfilled by vendors within short periods of time and generally are not binding agreements.

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

RECENT ACCOUNTING STANDARDS

        In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06 "Fair Value Measurements—Improving Disclosures on Fair Value Measurements" ("ASU 2010-06"). This guidance requires new disclosures surrounding transfers in and out of level 1 or 2 in the fair value hierarchy and also requires that the reconciliation of level 3 inputs includes separately reported information on purchases, sales, issuances and settlements. The increased disclosures should be reported for each class of assets or liabilities. ASU 2010-06 also clarifies existing disclosures for the level of disaggregating, disclosures about valuation techniques and inputs used to determine level 2 or 3 fair value measurements and includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

about purchases, sales, issuances or settlements in the roll forward activity for level 3 fair value measurements which are effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company's consolidated financial statements.

        In December 2010, the FASB issued ASU 2010-29 "Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations" (ASU 2010-29). This accounting standard update clarifies that SEC registrants presenting comparative financial statements should disclose in their pro forma information revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The adoption of ASU 2010-29 did not have a material impact on the consolidated financial statements.

        In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. The Company does not believe the adoption of ASU 2011-04 will have a material impact on the consolidated results of operations and financial condition.

        In June of 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 was issued to improve the comparability of financial reporting between U.S. GAAP and International Financial Reporting Standards, and eliminates previous U.S. GAAP guidance that allowed an entity to present components of other comprehensive income ("OCI") as part of its statement of changes in shareholders' equity. With the issuance of ASU 2011-05, companies are now required to report all components of OCI either in a single continuous statement of total comprehensive income, which includes components of both OCI and net income, or in a separate statement appearing consecutively with the statement of income. ASU 2011-05 does not affect current guidance for the accounting of the components of OCI, or which items are included within total comprehensive income, and is effective for periods beginning after December 15, 2011, with early adoption permitted. On December 23, 2011, the FASB issued ASU 2011-12, which indefinitely defers the provision in ASU 2011-05 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statements in which net income is presented and the statement in which OCI is presented. The other provisions in ASU 2011-05 are unaffected by the deferral. The application of this guidance affects presentation only and therefore is not expected to have an impact on the Company's consolidated financial condition, results of operations or cash flows.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In September 2011, the FASB issued ASU 2011-08, "Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment" ("ASU 2011-08"). The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company does not believe the adoption of ASU 2011-08 will have a material impact on the consolidated results of operations and financial condition.

NOTE 2—ACQUISITIONS

        During fiscal 2011, the Company made three separate acquisitions. The Company acquired the assets related to seven service and tire centers located in the Seattle-Tacoma area, the assets related to seven service and tire centers located in the Houston, Texas area and all outstanding shares of capital stock of Tire Stores Group Holding Corporation which operated an 85-store chain in Florida, Georgia and Alabama under the name Big 10. Collectively, the acquired stores produced approximately $94.7 million (unaudited) in sales annually based on pre-acquisition historical information. The total purchase price of these stores was approximately $42.6 million in cash and the assumption of certain liabilities. The acquisitions were financed through cash flows provided by operations. The results of operations of these acquired stores are included in the Company's results from their respective acquisition dates.

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

        The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values. In the fourth quarter of 2011, the Company revised its estimates, which resulted in an increase in goodwill of $0.7 million from our previous allocation of purchase price. The change related primarily to the

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 2—ACQUISITIONS (Continued)

establishment of a valuation allowance related to the deferred tax assets acquired which is included within other non-current assets. The allocation is a follows:

(dollar amounts in thousands)	As of Acquisition Dates
Current assets	$11,421
Intangible assets	950
Other non-current assets	9,149
Current liabilities	(13,817)
Long-term liabilities	(9,458)

Total net identifiable assets acquired	$(1,755)

Total consideration transferred, net of cash acquired	$42,614
Less: total net identifiable assets acquired	(1,755)

Goodwill	$44,369

        Intangible assets consist of trade names ($0.6 million) and favorable leases ($0.3 million). Long-term liabilities includes unfavorable leases ($9.1 million). The trade names are being amortized over their estimated useful life of 3 years. The favorable and unfavorable lease intangible assets and liabilities are being amortized to rent expense over their respective lease terms, ranging from 2 to 16 years. Amortization expense for the favorable and unfavorable leases over the next five years is approximately $0.6 million per year. Deferred tax assets in the amount of $6.8 million are primarily recorded in other non-current liabilities.

        Sales for the fiscal 2011 acquired stores totaled $63.9 million. The net loss for the acquired stores for the period from acquisition date through January 28, 2012 was $2.0 million, excluding transition related expenses.

        As the acquisitions (including Big 10) were immaterial to the operating results both individually and in aggregate for the thirteen and fifty-two week periods ended January 28, 2012 and January 29, 2011, pro forma results for the thirteen and fifty-two week periods ended January 28, 2012 are not presented.

        In 2011, the Company recorded a reduction to the contingent consideration of $0.7 million related to one of the Company's acquisitions. The reversal of contingent consideration was recorded to selling, general and administrative expenses in the consolidated statements of operations.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 3—OTHER CURRENT ASSETS

        The following are the components of other current assets:

(dollar amounts in thousands)	January 28, 2012	January 29, 2011
Reinsurance receivable	$59,280	$57,532
Income taxes receivable	89	1,608
Other	610	1,672

Total	$59,979	$60,812

NOTE 4—ACCRUED EXPENSES

        The following are the components of accrued expenses:

(dollar amounts in thousands)	January 28, 2012	January 29, 2011
Casualty and medical risk insurance	$147,806	$146,667
Accrued compensation and related taxes	19,133	31,990
Sales tax payable	12,254	12,809
Other	42,512	44,562

Total	$221,705	$236,028

NOTE 5—DEBT AND FINANCING ARRANGEMENTS

        The following are the components of debt and financing arrangements:

(dollar amounts in thousands)	January 28, 2012	January 29, 2011
7.50% Senior Subordinated Notes, due December 2014	$147,565	$147,565
Senior Secured Term Loan, due October 2013	147,557	148,636
Revolving Credit Agreement, through July 2016	—	—

Long-term debt	295,122	296,201
Current maturities	(1,079)	(1,079)

Long-term debt less current maturities	$294,043	$295,122

7.50% Senior Subordinated Notes, due December 2014

        On December 14, 2004, the Company issued $200.0 million aggregate principal amount of 7.50% Senior Subordinated Notes (the "Notes") due December 2014. The Company did not repurchase Notes in fiscal 2011. During fiscal 2010, the Company repurchased Notes in the principal amount of $10.0 million, resulting in a loss from debt repurchases of $0.2 million.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 5—DEBT AND FINANCING ARRANGEMENTS (Continued)

  Senior Secured Term Loan Facility, due October 2013

        The Company has a Senior Secured Term Loan facility (the "Term Loan") due October 2013. This facility is secured by a collateral pool consisting of real property and improvements associated with stores, which is adjusted periodically based upon real estate values and borrowing levels. Interest accrues at the three month London Interbank Offered Rate (LIBOR) plus 2.0% on this facility. As of January 28, 2012, 126 stores collateralized the Term Loan.

  Revolving Credit Agreement, through July 2016

        On January 16, 2009, the Company entered into a Revolving Credit Agreement (the "Agreement") with available borrowings up to $300.0 million and a maturity of January 2014. Total incurred fees of $6.8 million were capitalized and are being amortized over the original five year life of the facility. On July 26, 2011, the Company amended and restated the Agreement to reduce its interest rate by 75 basis points and to extend its maturity to July 2016. The related refinancing fees of $2.4 million are being amortized over the new five year life. The Company's ability to borrow under the Agreement is based on a specific borrowing base consisting of inventory and accounts receivable. The interest rate on this credit line is daily LIBOR plus 2.00% to 2.50% based upon the then current availability under the Agreement. Fees based on the unused portion of the Agreement range from 37.5 to 75.0 basis points. As of January 28, 2012, there were no outstanding borrowings under the Agreement.

        The weighted average interest rate on all debt borrowings during fiscal 2011 and 2010 was 6.3%.

  Other Matters

        Several of the Company's debt agreements require compliance with covenants. The most restrictive of these covenants, an earnings before interest, taxes, depreciation and amortization ("EBITDA") requirement, is triggered if the Company's availability under its credit agreement drops below $50.0 million. The failure to satisfy this covenant would constitute an event of default under the Revolving Credit Agreement, which would result in a cross-default under the Notes and Term Loan.

        As of January 28, 2012, the Company had no borrowings outstanding under the Revolving Credit Agreement, additional availability of approximately $194.9 million and was in compliance with all financial covenants contained in its debt agreements.

  Other Contractual Obligations

        The Company has a vendor financing program with availability up to $125.0 million which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by the Company directly from vendors. The Company, in turn, makes the regularly scheduled full vendor payments to the bank participants. There was an outstanding balance of $85.2 million and $56.3 million under the program as of January 28, 2012 and January 29, 2011, respectively.

        The Company has letter of credit arrangements in connection with its risk management, import merchandising and vendor financing programs. The Company had no outstanding commercial letters of credit as of January 28, 2012 and was contingently liable for $0.3 million in outstanding commercial

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 5—DEBT AND FINANCING ARRANGEMENTS (Continued)

letters of credit as of January 29, 2011. The Company was contingently liable for $31.7 million and $107.6 million in outstanding standby letters of credit as of January 28, 2012 and January 29, 2011, respectively.

        The Company is also contingently liable for surety bonds in the amount of approximately $8.3 million and $10.3 million as of January 28, 2012 and January 29, 2011, respectively. The surety bonds guarantee certain payments (for example utilities, easement repairs, licensing requirements and customs fees).

        The annual maturities of all long-term debt for the next five fiscal years are:

(dollar amounts in thousands) Fiscal Year	Long-Term Debt
2012 Senior Secured Term Loan, due October 2013	$1,079
2013 Senior Secured Term Loan, due October 2013	146,478
2014 7.50% Senior Subordinated Notes, due December 2014	147,565
2015	—
Thereafter	—

Total	$295,122

        Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt including current maturities was $293.6 million and $298.3 million as of January 28, 2012 and January 29, 2011.

NOTE 6—LEASE AND OTHER COMMITMENTS

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

        In connection with the three acquisitions that occurred during fiscal 2011, the Company assumed additional lease obligations totaling $120.2 million over an average of 14 years.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 6—LEASE AND OTHER COMMITMENTS (Continued)

        The aggregate minimum rental payments for all leases having initial terms of more than one year are as follows:

(dollar amounts in thousands) Fiscal Year	Operating Leases
2012	$98,479
2013	94,176
2014	89,753
2015	82,831
2016	75,626
Thereafter	372,123

Aggregate minimum lease payments	$812,988

        Rental expenses incurred for operating leases in fiscal 2011, 2010, and 2009 were $91.6 million, $79.7 million and $75.3 million, respectively, and are recorded primarily in cost of revenues. The deferred gain for all sale leaseback transactions is being recognized in costs of merchandise sales and costs of service revenues over the minimum term of these leases.

NOTE 7—ASSET RETIREMENT OBLIGATIONS

        The Company records asset retirement obligations as incurred and when reasonably estimable, including obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The obligation principally represents the removal of leasehold improvements from stores upon termination of store leases. The obligations are recorded as liabilities at fair value using discounted cash flows and are accreted over the lease term. Costs associated with the obligations are capitalized and amortized over the estimated remaining useful life of the asset.

        The Company has recorded a liability pertaining to the asset retirement obligation in other long-term liabilities on its consolidated balance sheet. Changes in assumptions reflect favorable experience with the rate of occurrence of obligations and expected settlement dates. The liability for asset retirement obligations activity from January 30, 2010 through January 28, 2012 is as follows:

(dollar amounts in thousands)
Asset retirement obligation at January 30, 2010	$6,724
Change in assumptions	(1,192)
Settlements	(120)
Accretion expense	194

Asset retirement obligation at January 29, 2011	5,606
Additions	206
Change in assumptions	(199)
Settlements	(61)
Accretion expense	323

Asset retirement obligation at January 28, 2012	$5,875

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 8—INCOME TAXES

        The components of income before income taxes are as follows:

	Year Ended
(dollar amounts in thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Domestic	$36,633	$52,319	$41,921
Foreign	4,954	6,125	(4,305)
Total	$41,588	$58,444	$37,616

        The provision for income taxes includes the following:

	Year Ended
(dollar amounts in thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Current:
Federal	$—	$—	$398
State	602	491	(511)
Foreign	1,557	2,210	149
Deferred:
Federal(a)	14,743	20,309	13,820
State	(3,887)	(1,818)	42
Foreign	(555)	81	(395)

Total income tax expense from continuing operations(a)	$12,460	$21,273	$13,503

(a)
Excludes tax benefit recorded to discontinued operations of $0.1 million, $0.3 million and $0.6 million in fiscal 2011, 2010 and 2009, respectively.

        A reconciliation of the statutory federal income tax rate to the effective rate for income tax expense follows:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax	3.2	2.4	2.4
Job credits	(1.5)	(0.3)	(0.9)
Hire credits	(2.1)	—	—
Tax uncertainty adjustment	(0.1)	0.2	(0.5)
Valuation allowance	(8.3)	(3.5)	—
Non deductible expenses	2.0	0.5	0.3
Stock compensation	0.1	0.2	0.8
Foreign taxes, net of federal tax	1.7	2.4	(0.7)
Other, net	—	(0.5)	(0.5)

	30.0%	36.4%	35.9%

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 8—INCOME TAXES (Continued)

        Items that gave rise to the deferred tax accounts are as follows:

(dollar amounts in thousands)	January 28, 2012	January 29, 2011
Deferred tax assets:
Employee compensation	$5,008	$3,060
Store closing reserves	1,365	1,064
Legal reserve	341	569
Benefit accruals	5,922	3,576
Net operating loss carryforwards—Federal	16,473	2,527
Net operating loss carryforwards—State	111,588	107,941
Tax credit carryforwards	17,877	17,086
Accrued leases	15,916	12,107
Interest rate derivatives	5,730	5,960
Deferred gain on sale leaseback	56,325	61,904
Deferred revenue	5,621	5,871
Other	1,951	2,570

Gross deferred tax assets	244,117	224,235
Valuation allowance	(103,915)	(104,486)

	140,202	119,749

Deferred tax liabilities:
Depreciation	$54,284	$44,634
Inventories	65,886	57,538
Real estate tax	3,307	3,132
Insurance and other	6,159	2,574
Debt related liabilities	3,903	2,187

	133,539	110,065

Net deferred tax asset	$6,663	$9,684

        As of January 28, 2012 and January 29, 2011, the Company had available tax net operating losses that can be carried forward to future years. The Company has $16.5 million of deferred tax assets related to federal net operating loss carryforwards which begin to expire in 2027. The Company has $2.7 million of deferred tax assets related to state tax net operating loss carryforwards related to unitary filings of which 2.4% will expire in the next five years for which a full valuation allowance has been recorded. The balance of $108.8 million of the Company's net operating loss carryforwards relate to separate company filing jurisdictions that will expire in various years beginning in 2012 of which $106.2 million have full valuation allowances recorded against them.

        The tax credit carryforward at January 28, 2012 consists of $7.3 million of alternative minimum tax credits, $4.0 million of work opportunity credits, $0.9 millions of hire tax credits and $5.7 million of state and Puerto Rico tax credits. The alternative minimum credits have an indefinite life and the other credits are scheduled to expire in various years starting from 2012 of which $0.9 million have full valuation allowances recorded against them. The tax credit carryforward at January 29, 2011 consists of

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 8—INCOME TAXES (Continued)

$7.3 million of alternative minimum tax credits, $3.4 million of work opportunity credits and $6.4 million of state and Puerto Rico tax credits of which $3.3 million have full valuation allowances recorded against them.

        The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. To the extent the Company believes it is more likely than not that the asset will not be recoverable, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or changes the allowance in a future period, income tax expense will be impacted. Based on the Company's improved performance and tax restructuring, the Company released $5.3 million of gross valuation allowances ($3.6 million net of federal benefit) on certain state net operating loss carryforwards and state credits during fiscal 2011.

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

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollar amounts in thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Unrecognized tax benefit balance at the beginning of the year	$4,131	$2,411	$2,458
Gross increases for tax positions taken in prior years	—	1,331	646
Gross decreases for tax positions taken in prior years	—	—	(526)
Gross increases for tax positions taken in current year	235	389	296
Settlements taken in current year	—	—	(271)
Lapse of statute of limitations	(1,002)	—	(192)

Unrecognized tax benefit balance at the end of the year	$3,364	$4,131	$2,411

        The Company recognizes potential interest and penalties for unrecognized tax benefits in income tax expense and, accordingly, the Company recognized $0.1 million in fiscal 2011 and no material income tax expense in fiscal 2010 related to potential interest and penalties associated with uncertain tax positions. At January 28, 2012, January 29, 2011, and January 30, 2010, the Company has recorded $0.3 million, $0.2 million, and $0.2 million, respectively, for the payment of interest and penalties which are excluded from the unrecognized tax benefit noted above.

        Unrecognized tax benefits include $1.3 million, $1.4 million, and $1.3 million, at January 28, 2012, January 29, 2011 and January 30, 2010, respectively, of tax benefits that, if recognized, would affect the

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 8—INCOME TAXES (Continued)

Company's annual effective tax rate. The Company believes it is reasonably possible that the amount will increase or decrease within the next twelve months; however, it is not currently possible to estimate the impact of the change.

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

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The following are the components of other comprehensive income:

	Year Ended
(dollar amounts in thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Net earnings	$28,903	$36,631	$23,036
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustment	(3,120)	582	595
Derivative financial instrument adjustment	2,499	81	(211)

Comprehensive income	$28,282	$37,294	$23,420

        The components of accumulated other comprehensive loss are:

	Year Ended
(dollar amounts in thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Defined benefit plan adjustment, net of tax	$(9,696)	$(6,576)	$(7,158)
Derivative financial instrument adjustment, net of tax	(7,953)	(10,452)	(10,533)

Accumulated other comprehensive loss	$(17,649)	$(17,028)	$(17,691)

NOTE 11—STORE CLOSURES AND ASSET IMPAIRMENTS

        During fiscal 2011, the Company recorded a $1.6 million impairment charge related to 12 stores classified as held and used. Of the $1.6 million impairment charge, $0.6 million was charged to merchandise cost of sales, and $1.0 million was charged to service cost of sales. In fiscal 2010, the

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 11—STORE CLOSURES AND ASSET IMPAIRMENTS (Continued)

Company recorded a $0.8 million impairment charge related to two stores classified as held and used. Of the $0.8 million impairment charge, $0.6 million was charged to merchandise cost of sales, and $0.2 million was charged to service cost of sales. In both years the Company used a probability-weighted approach and estimates of expected future cash flows to determine the fair value of these stores. Discount and growth rate assumptions were derived from current economic conditions, management's expectations and projected trends of current operating results. The fair market value estimates are classified as a Level 3 measure within the fair value hierarchy. The remaining fair value of impaired assets was $1.4 million at January 28, 2012.

        The following schedule details activity in the reserve for closed locations for the three years in the period ended January 28, 2012. The reserve balance includes remaining rent on leases net of sublease income.

(dollar amounts in thousands)
Balance, January 31, 2009	$2,112
Accretion of present value of liabilities	111
Change in assumptions about future sublease income, lease termination	1,122
Cash payments	(1,095)

Balance, January 30, 2010	2,250
Accretion of present value of liabilities	81
Change in assumptions about future sublease income, lease termination	163
Cash payments	(1,253)

Balance, January 29, 2011	1,241
Accretion of present value of liabilities	53
Provision for closed locations	310
Change in assumptions about future sublease income, lease termination	674
Cash payments	(477)

Balance, January 28, 2012	$1,801

        A store is classified as "held for disposal" when (i) the Company has committed to a plan to sell, (ii) the building is vacant and the property is available for sale, (iii) the Company is actively marketing the property for sale, (iv) the sale price is reasonable in relation to its current fair value and (v) the Company expects to complete the sale within one year. Assets held for disposal have been valued at the lower of their carrying amount or their estimated fair value, net of disposal costs. The fair value of these assets is estimated using readily available market data for comparable properties and is classified as a Level 2 (as described in Note 16, "Fair Value Measurements") measure within the fair value hierarchy. No depreciation expense is recognized during the period the asset is held for disposal. During fiscal 2011, the Company sold the last remaining store classified as an asset held for sale at the property's carrying value.

        During fiscal 2010, the Company sold seven stores classified as held for disposal for $4.3 million and recorded a net gain of $0.5 million in earnings from continuing operations. In addition, during fiscal 2010, the Company recorded a $0.2 million impairment charge related to a store classified as held for disposal. The Company lowered its selling price reflecting declines in the commercial real estate market. Substantially all of this impairment was charged to merchandise cost of sales.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 11—STORE CLOSURES AND ASSET IMPAIRMENTS (Continued)

        During fiscal 2009, the Company sold four stores classified as held for disposal for $3.6 million and recorded a net gain of $0.2 million of which $0.1 million is reported in discontinued operations. The Company also decided to reopen one store and moved the carrying value of $1.7 million to property and equipment. During fiscal 2009 in response to a continuing weak real estate market, the Company reduced its prices for certain properties and recorded a $3.1 million impairment charge, of which $2.2 million was charged to merchandise cost of sales, $0.7 million was charged to service cost of sales and $0.2 million (pretax) was charged to discontinued operations.

NOTE 12—EARNINGS PER SHARE

        Basic earnings per share is based on net earnings divided by the weighted average number of shares outstanding during the period. The following schedule presents the calculation of basic and diluted earnings per share for earnings from continuing operations:

		Year Ended
	(dollar amounts in thousands, except per share amounts)	January 28, 2012	January 29, 2011	January 30, 2010
(a)	Earnings from continuing operations before discontinued operations	$29,128	$37,171	$24,113
	Loss from discontinued operations, net of tax benefit of $(121), $(291) and $(580)	(225)	(540)	(1,077)

	Net earnings	$28,903	$36,631	$23,036

(b)	Basic average number of common shares outstanding during period	52,958	52,677	52,397
	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	673	485	270

(c)	Diluted average number of common shares assumed outstanding during period	53,631	53,162	52,667

	Basic earnings per share:
	Earnings from continuing operations (a/b)	$0.55	$0.71	$0.46
	Discontinued operations, net of tax	(0.01)	(0.01)	(0.02)

	Basic earnings per share	$0.54	$0.70	$0.44

	Diluted earnings per share:
	Earnings from continuing operations (a/c)	$0.54	$0.70	$0.46
	Discontinued operations, net of tax	—	(0.01)	(0.02)

	Diluted earnings per share	$0.54	$0.69	$0.44

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

diluted earnings per share calculation were 870,000, 978,000 and 1,125,000 as of January 28, 2012, January 29, 2011, and January 30, 2010, respectively.

NOTE 13—BENEFIT PLANS

DEFINED BENEFIT AND CONTRIBUTION PLANS

        On December 31, 2008, the Company paid $14.4 million to terminate the defined benefit portion of its Supplemental Executive Retirement Plan (SERP) and recorded a $6.0 million settlement charge. The Company continues to maintain the non-qualified defined contribution portion of the SERP plan (the "Account Plan") for key employees designated by the Board of Directors. The Company's contribution expense for the Account Plan was $0.3 million, $1.2 million and $0.8 million for fiscal 2011, 2010 and 2009, respectively.

        The Company has a qualified 401(k) savings plan and a separate savings plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation under both savings plans. For fiscal 2011, 2010 and 2009, the Company's contributions were conditional upon the achievement of certain pre-established financial performance goals which were met in fiscal 2010 and 2009, but not in fiscal 2011. The Company's savings plans' contribution expense was $3.0 million and $3.1 million in fiscal 2010 and 2009, respectively.

        The Company also has a defined benefit pension plan (the "Plan") covering full-time employees hired on or before February 1, 1992. As of December 31, 1996, the Company froze the accrued benefits under the Plan and active participants became fully vested. During the third quarter of fiscal 2011, the Company began the process of terminating the Plan. The termination of the Plan is expected to be completed by the end of fiscal 2012. In order to terminate the Plan, in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements, the Company is required to fully fund the Plan on a termination basis and will commit to contribute the additional assets necessary to do so. Plan participants will not be adversely affected by the Plan termination, but rather will have their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier. Until the Plan is terminated, the Plan's trustee will continue to maintain and invest Plan assets and will administer benefits payments. The Company uses a fiscal year end measurement date for determining the benefit obligation and the fair value of Plan assets. The actuarial computations are made using the "projected unit credit method." Variances between actual experience and assumptions for costs and returns on assets are amortized over the remaining service lives of employees under the Plan.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 13—BENEFIT PLANS (Continued)

        Pension expense follows:

	Year Ended
(dollar amounts in thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Service cost	$—	$—	$—
Interest cost	2,558	2,561	2,539
Expected return on plan assets	(2,745)	(2,151)	(1,804)
Amortization of prior service cost	14	14	14
Recognized actuarial loss	1,499	1,672	1,766

Total pension expense	$1,326	$2,096	$2,515

        The following actuarial assumptions were used to determine benefit obligation and pension expense:

	Year Ended
	January 22, 2012	January 29, 2011	January 30, 2010
Benefit obligation assumptions:
Discount rate	4.60%	5.70%	6.10%
Rate of compensation increase	N/A	N/A	N/A
Pension expense assumptions:
Discount rate	5.70%	6.10%	7.00%
Expected return on plan assets	6.80%	6.95%	6.70%
Rate of compensation expense	N/A	N/A	N/A

        The Company selected the discount rate for the benefit obligation at January 29, 2011 to reflect a rate commensurate with a model bond portfolio with durations that match the expected payment patterns of the plans. To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of a long-term rate of return on assets of 6.80% for fiscal 2011, 6.95% for fiscal 2010 and 6.70% for fiscal 2009.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 13—BENEFIT PLANS (Continued)

        The following table sets forth the reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company's defined benefit plans:

	Year ended
(dollar amounts in thousands)	January 28, 2012	January 29, 2011
Change in benefit obligation:
Benefit obligation at beginning of year	$46,118	$42,744
Interest cost	2,558	2,561
Actuarial loss	6,952	2,454
Benefits paid	(1,654)	(1,641)

Benefit obligation at end of year	$53,974	$46,118

Change in plan assets:
Fair value of plan assets at beginning of year	$39,063	$31,857
Actual return on plan assets (net of expenses)	3,193	3,847
Employer contributions	3,000	5,000
Benefits paid	(1,654)	(1,641)

Fair value of plan assets at end of year	$43,602	$39,063

Unfunded status at fiscal year end	$(10,372)	$(7,055)

Net amounts recognized on consolidated balance sheet at fiscal year end
Noncurrent benefit liability (included in other long-term liabilities)	$(10,372)	$(7,055)

Net amount recognized at fiscal year end	$(10,372)	$(7,055)

Amounts recognized in accumulated other comprehensive income (pre-tax) at fiscal year end
Actuarial loss	$15,407	$10,402
Prior service cost	26	40

Net amount recognized at fiscal year end	$15,433	$10,442

Other comprehensive (income) loss attributable to change in pension liability recognition	$4,991	$(928)
Accumulated benefit obligation at fiscal year end	$53,974	$46,118
Other information
Employer contributions expected in fiscal 2012	$—	$—
Estimated actuarial loss and prior service cost amortization in fiscal 2012	$2,300	$1,530

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 13—BENEFIT PLANS (Continued)

        Benefit payments, including amounts to be paid from Company assets, as appropriate, are expected to be paid as follows:

(dollar amounts in thousands)
2013	$1,987
2014	2,094
2015	2,204
2016	2,326
2017	2,450
2018 - 2022	14,464

  Plan Assets and Investment Policy

        Investment policies are established in accordance with the Company's Benefits Committee (the "Committee") responsibilities to the participants of the Plan and its beneficiaries, and in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The objective of the Plan is to meet current and future benefit payment needs within the constraints of diversification and prudent risk taking. The Plan is diversified across asset classes to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation. Investment objectives for each asset class are determined based on specific risks and investment opportunities identified. The Company believes that the diversification of its assets minimizes the risk due to concentration of the Plan assets.

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

        The manager of the investments provides advice and recommendations to help the Committee discharge its fiduciary responsibilities in furtherance of the Plan's goals and objectives. The manager has the discretion to allocate assets among funds within each asset class to conform to strategic targets and ranges established by the Committee. The target asset allocation is 50% equity securities and 50% fixed income. The investment policy requires that the asset allocation be maintained within certain ranges. The weighted average asset allocations and asset allocation ranges by asset category are as follows:

Weighted Average Asset Allocations

	January 28, 2012	January 29, 2011	Asset Allocation Ranges
Total equities	50%	52%	45 - 55%
Domestic equities	32%	31%	28 - 38%
Non-US equities	18%	21%	12 - 22%
Fixed income	50%	48%	45 - 55%

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 13—BENEFIT PLANS (Continued)

        The tables below provide the fair values of the Company's pension plan assets at January 28, 2012 and January 29, 2011, by asset category. The tables also identify the level of inputs used to determine the fair value of assets in each category (see Note 16, "Fair Value Measurements" for definition of levels). The significant amount of Level 2 investments in the table relates to investments in pooled funds that contain investments with values based on quoted market prices, but for which the funds are not valued on a quoted market basis, and fixed income securities that are valued using model based pricing services.

(dollar amounts in thousands) Asset Category	Fair Value at January 28, 2012	Level 1	Level 2	Level 3
Domestic equities
US Small/Mid Cap Growth	$1,372	$—	$1,372	$—
US Small/Mid Cap Value	1,335	—	1,335	—
US Large Cap Passive	11,006	—	11,006	—
Non-U.S. equities
Non-US Core Equity	7,962	—	7,962	—
Fixed income
Long Duration	15,598	—	15,598	—
Long Duration Passive	4,995	—	4,995	—
Guaranteed annuity contracts	1,334	—	—	1,334

Total	$43,602	$—	$42,268	$1,334

(dollar amounts in thousands) Asset Category	Fair Value at January 29, 2011	Level 1	Level 2	Level 3
Money market fund	$48	$48	$—	$—
Domestic equities
US Small/Mid Cap Growth	1,299	—	1,299	—
US Small/Mid Cap Value	1,298	—	1,298	—
US Large Cap Passive	9,566	—	9,566	—
Non-U.S. equities
Non-US Core Equity	8,087	—	8,087	—
Fixed income
Long Duration	13,271	—	13,271	—
Long Duration Passive	4,244	—	4,244	—
Guaranteed annuity contracts	1,250	—	—	1,250

Total	$39,063	$48	$37,765	$1,250

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 13—BENEFIT PLANS (Continued)

        Domestic equities, non-US equities, and both long duration fixed income securities consist of collective trust ("CT") funds. CT funds are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (equity securities and fixed income securities) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. CT funds are valued at their net asset values that are calculated by the investment manager of the fund and have daily or monthly liquidity. These investments are classified within Level 2 of the fair value hierarchy.

        Guaranteed annuity contracts ("GACs") are annuity insurance contracts. GACs are primarily invested in public bonds with some small placement in common stock, private placement bonds and commercial mortgage products. The GACs are valued based on unobservable inputs, as observable inputs are not available, using valuation methodologies to determine fair value. GACs are deemed to be Level 3 investments.

        The following table provides a summary of changes in fair value of Level 3 financial assets during fiscal 2011:

(dollar amounts in thousands)	Fair Value
Balance, January 29, 2011	$1,250
Transfers from other investments	1,676
Interest income and gains	143
Administrative fees	(81)
Benefits paid during the period	(1,654)

Balance, January 28, 2012	$1,334

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

RABBI TRUST

        The Company establishes and maintains a deferred liability for the non-qualified deferred compensation plan and the Account Plan. The Company plans to fund this liability by remitting the officers' deferrals to a Rabbi Trust where these deferrals are invested in variable life insurance policies. These assets are included in non-current other assets and are considered to be a Level 2 measure within the fair value hierarchy. Accordingly, all gains and losses on these underlying investments, which are held in the Rabbi Trust to fund the deferred liability, are recognized in the Company's Consolidated Statement of Operations. Under these plans, there were liabilities of $6.9 million at January 28, 2012 and $6.2 million at January 29, 2011, respectively, which are recorded primarily in other long-term liabilities.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 14—EQUITY COMPENSATION PLANS

        The Company has a stock-based compensation plan originally approved by the stockholders on May 21, 1990 under which it has previously granted non-qualified stock options and incentive stock options to key employees and members of its Board of Directors. There are no awards remaining available for grant under the 1990 Plan. The Company has a stock-based compensation plan originally approved by the stockholders on June 2, 1999 under which it has previously granted and may continue to grant non-qualified stock options, incentive stock options and restricted stock units ("RSUs") to key employees and members of its Board of Directors. On June 24, 2009, the stockholders renamed the 1999 Plan to the 2009 Plan, extended its terms to December 31, 2014 and increased the number of shares issuable thereunder by 1,500,000. As of January 28, 2012, there were 2,952,304 awards outstanding and 1,232,934 awards available for grant under the 2009 Plan.

        Incentive stock options and non-qualified stock options granted under the 1990 and 2009 plans to non-officers vest fully on the third anniversary of their grant date and officers vest in equal tranches over three or four year periods. Generally, all options granted prior to March 3, 2004 carry an expiration date of ten years and options granted on or after March 3, 2004 carry an expiration date of seven years. RSUs previously granted to non-officers vest fully on the third anniversary of their grant date. RSUs previously granted to officers vest in equal tranches over three or four year periods.

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

        The exercise price, term and other conditions applicable to future stock option and RSU grants under the 2009 plan are generally determined by the Board of Directors; provided that the exercise price of stock options must be at least 100% of the quoted market price of the common stock on the grant date. The Company currently satisfies all share requirements resulting from RSU conversions and option exercises from its treasury stock. The Company believes its treasury share balance at January 28, 2012 is adequate to satisfy such activity during the next twelve-month period.

        The following table summarizes the options under the plans:

	Fiscal Year 2011
	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	1,831,802	$8.55
Granted	265,139	12.30
Exercised	(45,321)	7.13
Forfeited	(10,507)	9.01
Expired	(32,683)	15.01

Outstanding—end of year	2,008,430	8.97

Vested and expected to vest options—end of year	1,978,204	8.92

Options exercisable—end of year	1,241,128	$9.13

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 14—EQUITY COMPENSATION PLANS (Continued)

        The following table summarizes information about options during the last three fiscal years (dollars in thousands except per option):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Weighted average fair value at grant date per option	$5.38	$4.28	$2.10
Intrinsic value of options exercised	$202	$609	$43

        The aggregate intrinsic value of outstanding options, exercisable options and expected to vest options at January 28, 2012 was $7.8 million, $5.2 million and $2.6 million, respectively. At January 28, 2012, the weighted average remaining contractual term of outstanding options, exercisable options and expected to vest options was 3.9 years, 3.1 years and 5.2 years, respectively. At January 28, 2012, there was approximately $1.7 million of total unrecognized pre-tax compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.3 years.

        The following table summarizes information about non-vested RSUs since January 28, 2012:

	Number of RSUs	Weighted Average Fair Value
Nonvested at January 29, 2011	432,331	$10.16
Granted	321,314	10.45
Forfeited	(3,051)	9.09
Vested	(123,847)	12.09

Nonvested at January 28, 2012	626,747	$9.93

        The following table summarizes information about RSUs during the last three fiscal years:

(dollar amounts in thousands)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Weighted average fair value at grant date per unit	$10.45	$9.32	$9.18
Fair value at vesting date	$1,498	$1,861	$1,455
Intrinsic value at conversion date	$896	$809	$675
Tax benefits realized from conversions	$336	$301	$251

        At January 28, 2012, there was approximately $2.5 million of total unrecognized pre-tax compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.

        The Company recognized approximately $1.3 million, $1.4 million, and $1.0 million of compensation expense related to stock options, and approximately $1.9 million, $2.1 million, and $1.6 million of compensation expense related to restricted stock units, included in selling, general and administrative expenses for fiscal 2011, 2010, and 2009, respectively. The related tax benefit recognized was approximately $1.2 million, $1.3 million and $1.0 million for fiscal 2011, 2010 and 2009, respectively.

        Expected volatility is based on historical volatilities for a time period similar to that of the expected term and the expected term of the options is based on actual experience. The risk-free rate is

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 14—EQUITY COMPENSATION PLANS (Continued)

based on the U.S. treasury yield curve for issues with a remaining term equal to the expected term. The fair value of each option granted during fiscal 2011, 2010 and 2009 is estimated on the date of grant using the Black-Scholes option-pricing model and, in certain situations where the grant includes both a market and a service condition, the Monte Carlo simulation model is used. The following are the weighted-average assumptions:

	Year ended
	January 28, 2012	January 29, 2011	January 30, 2010
Dividend yield	1.0%	1.35%	2.3%
Expected volatility	58%	56%	65%
Risk-free interest rate range:
High	1.9%	2.0%	2.3%
Low	1.6%	0.9%	1.6%
Ranges of expected lives in years	4 - 5	4 - 5	4 - 5

        The Company granted approximately 95,000 and 105,000 RSUs in fiscal 2011 and 2010, respectively, that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves a return on invested capital target for fiscal year 2013 and 2012, respectively. The number of underlying shares that may be issued upon vesting will range from 0% to 150%, depending upon the Company achieving the financial targets in fiscal year 2013 and 2012, respectively. At the date of the grants, the fair values were $12.48 per unit and $10.34 per unit for the 2011 and 2010 awards, respectively. The Company also granted approximately 48,000 and 52,000 RSUs for fiscal 2011 and 2010, respectively, that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a total shareholder return target in fiscal 2013 and 2012, respectively. The number of underlying shares that may become exercisable will range from 0% to 175% depending upon whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $14.73 and $12.99 per unit grant date fair value for the 2011 and 2010 RSUs, respectively. The non-vested restricted stock award table reflects the maximum vesting of underlying shares for performance and market based awards granted in both 2011 and 2010.

        During fiscal 2011 and 2010, the Company granted approximately 50,000 and 61,000 restricted stock units, respectively, related to officers' deferred bonus matches under the Company's non-qualified deferred compensation plan, which vest over a three year period. The fair value of these awards was $13.68 and $12.53, respectively. During fiscal 2011 and 2010, the Company granted approximately 42,000 and 52,000 RSUs, respectively, to its non-employee directors of the board that vested immediately. The fair value for these awards was $10.67 and $9.55 per unit, respectively.

        The Company reflects in its consolidated statement of cash flows any tax benefits realized upon the exercise of stock options or issuance of RSUs in excess of that which is associated with the expense recognized for financial reporting purposes. The amounts reflected as financing cash inflows and operating cash outflows in the Consolidated Statement of Cash Flows for fiscal 2011, 2010 and 2009 are immaterial.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 14—EQUITY COMPENSATION PLANS (Continued)

        During fiscal 2011, the Company began an employee stock purchase plan which provides eligible employees the opportunity to purchase shares of the Company's stock at a stated discount through regular payroll deductions. The aggregate number of shares of common stock that may be issued or transferred under the plan is 2,000,000 shares. All shares purchased by employees under this plan will be issued through treasury stock. The Company's expense for the discount during fiscal 2011 was immaterial. As of January 28, 2012, there were 1,964,238 shares available for issuing under this plan.

NOTE 15—INTEREST RATE SWAP AGREEMENT

        The Company entered into an interest rate swap for a notional amount of $145.0 million that is designated as a cash flow hedge on the first $145.0 million of the Company's Senior Secured Term Loan facility. The interest rate swap converts the variable LIBOR portion of the interest payments to a fixed rate of 5.036% and terminates in October 2013. As of January 28, 2012 and January 29, 2011, the fair value of the swap was a net $12.5 million and $16.4 million payable, respectively, recorded within other long-term liabilities on the balance sheet.

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

  Deferred compensation assets:

        Deferred compensation assets include variable life insurance policies held in a Rabbi Trust. The Company values these policies using observable market data. The inputs used to value the variable life insurance policy fall within Level 2 of the fair value hierarchy.

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

  Contingent consideration:

        The Company had recorded contingent consideration as a result of the acquisition of Florida Tire. The consideration was to be paid to the seller on each six month anniversary of the closing date until the deferred purchase price is paid in full, subject to acceleration or cancellation clauses. The calculation of the contingent consideration was based on a weighted average probability scenario that includes management's assumptions on expected future cash flows. As a result, the Company classified contingent considerations as a Level 3 measure within the fair value hierarchy. During fiscal 2011 the remaining deferred purchase price was cancelled in accordance with the terms of the purchase agreement.

        The following table provides information by level for assets and liabilities that are measured at fair value, on a recurring basis.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at January 28, 2012
(dollar amounts in thousands) Description		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$58,244	$58,244	$—	$—
Collateral investments(a)	17,276	17,276	—	—
Deferred compensation assets(a)	3,576	—	3,576	—
Liabilities:
Other liabilities
Derivative liability(b)	12,540	—	12,540	—

(a)
included in other long-term assets

(b)
included in other long-term liabilities

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 16—FAIR VALUE MEASUREMENTS (Continued)

		Fair Value Measurements Using Inputs Considered as
	Fair Value at January 29, 2011
(dollar amounts in thousands) Description		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$90,240	$90,240	$—	$—
Collateral investments(a)	9,638	9,638	—	—
Deferred compensation assets(a)	3,037	—	3,037	—
Liabilities:
Current liabilities
Contingent consideration(b)	288	—	—	288
Other liabilities
Derivative liability(c)	16,424	—	16,424
Contingent consideration(c)	1,224	—	—	1,224

(a)
included in other long-term assets

(b)
included in accrued liabilities

(c)
included in other long-term liabilities

        The following represents the impact of fair value accounting for the Company's derivative liability on its consolidated financial statements:

(dollar amounts in thousands)	Amount of Gain/ (Loss) in Other Comprehensive Income (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion)
Fiscal 2011	$2,428	Interest expense	$6,970
Fiscal 2010	$(14)	Interest expense	$6,905

  Non-financial assets measured at fair value on a non-recurring basis:

        Certain assets are measured at fair value on a non-recurring basis, that is, the assets are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment. In response to a continuing weak real estate market, the Company reduced its prices for certain properties held for disposal and recorded impairment charges of $0.2 million and $3.1 million in fiscal 2010 and 2009, respectively. The fair values were based on selling prices of comparable properties, net of expected disposal costs. These measures of fair value, and related inputs, are considered level 2 measures under the fair value hierarchy. Measurements of assets held and used are discussed in Note 11, "Store Closures and Asset Impairments."

NOTE 17—LEGAL MATTERS

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

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)

						Earnings / Loss Per Share from Continuing Operations
								Earnings / Loss Per Share			Market Price Per Share
				Earnings / Loss from Continuing Operations
	Total Revenues	Gross Profit	Operating Profit / Loss		Earnings / Loss					Cash Dividends Per Share
						Basic	Diluted	Basic	Diluted		High	Low
Year Ended January 28, 2012
4th quarter	$505,318	$112,273	$(29)	$(4,191)	$(4,420)	$(0.08)	$(0.08)	$(0.08)	$(0.08)	$0.0300	$12.08	$10.21
3rd quarter	522,173	126,921	17,347	7,022	7,011	0.13	0.13	0.13	0.13	0.0300	12.04	8.18
2nd quarter	522,594	135,210	21,939	13,891	13,943	0.26	0.26	0.26	0.26	0.0300	14.28	10.27
1st quarter	513,540	135,122	26,311	12,405	12,368	0.23	0.23	0.23	0.23	0.0300	14.70	10.53
Year Ended January 29, 2011
4th quarter	$477,389	$124,400	$17,605	$8,538	$8,365	$0.16	$0.16	$0.16	$0.16	$0.0300	$15.96	$11.37
3rd quarter	496,364	125,856	15,125	5,674	5,718	0.11	0.11	0.11	0.11	0.0300	12.00	8.82
2nd quarter	504,855	134,501	23,842	10,799	10,598	0.21	0.20	0.20	0.20	0.0300	13.26	7.86
1st quarter	510,033	137,595	26,008	12,160	11,950	0.23	0.23	0.23	0.23	0.0300	13.42	8.08

  The sum of individual share amounts may not equal due to rounding.

        In the second quarter of fiscal 2011, the Company released $3.4 million (net of federal tax) of valuation allowance relating to state net loss operating carryforwards and credits. In the fourth quarter of fiscal 2011, the Company recorded a $1.1 million reduction to its reserve for excess inventory.

        In the fourth quarter of 2010, the Company recorded a $4.6 million reduction to its reserve for excess inventory and an income tax benefit of $1.0 million related to the reduction of a valuation allowance on certain state net operating loss carryforwards and credits.

NOTE 19—SUBSEQUENT EVENT

        On January 29, 2012, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Auto Acquisition Company, LLC and Auto Mergersub, Inc., entities formed by affiliates of The Gores Group, LLC. The Merger Agreement was unanimously approved by the Company's Board of Directors on January 29, 2012. On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the merger; (i) each share of the Company's common stock issued and outstanding immediately prior to such time shall be converted into the right to receive $15.00 in cash, without interest; (ii) each outstanding option will vest (if not already vested), then will be canceled, and the holder will receive an amount, if any, equal to the excess of $15.00 over the applicable exercise price for each option; and (iii) each outstanding restricted stock unit, including those deferred by the holder and those with performance or market conditions, will vest (if not already vested), then will be canceled, and the holder will receive $15.00 for each unit. As a result of the vesting of the options and restricted stock units, at the effective time of the merger, the Company will

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 19—SUBSEQUENT EVENT (Continued)

record a charge for the then unrecognized pre-tax compensation cost (see Note 14, "Equity Compensation Plans").

        Consummation of the merger is subject to customary conditions, including without limitation (i) the adoption of the Merger Agreement by the Company's shareholders, (ii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended (which has been received), (iii) the absence of any law or order that is in effect and restrains, enjoins or otherwise prohibits the merger and (iv) the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the Merger Agreement (subject to customary materiality qualifiers).

        The Merger Agreement contains certain termination rights. Upon termination of the Merger Agreement by the Company under specified circumstances, the Company will be required to pay the purchaser a termination fee of $25.0 million. If the Purchaser fails to consummate the transactions contemplated by the Merger Agreement on or prior to the date that is five business days after the satisfaction or waiver of all the conditions to the closing specified in the Merger Agreement, the purchaser will be required to pay the Company a reverse termination fee of $50.0 million. The merger is expected to close during the second quarter of fiscal year 2012.

NOTE 20—SUPPLEMENTAL GUARANTOR INFORMATION

        The Company's Notes are fully and unconditionally and joint and severally guaranteed by certain of the Company's direct and indirectly wholly-owned subsidiaries—namely, The Pep Boys Manny Moe & Jack of California, The Pep Boys—Manny Moe & Jack of Delaware, Inc. (the "Pep Boys of Delaware"); Pep Boys—Manny Moe & Jack of Puerto Rico, Inc.; Tire Stores Group Holding Corporation (on and after May 5, 2011); Big 10 Tire Stores, LLC (on and after May 5, 2011) and PBY Corporation (at and prior to January 29, 2011), (collectively, the "Subsidiary Guarantors"). The Notes are not guaranteed by the Company's wholly owned subsidiary, Colchester Insurance Company.

        The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of January 28, 2012 and January 29, 2011 and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for fiscal 2011, 2010 and 2009 for (i) the Company ("Pep Boys") on a parent only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Subsidiary Guarantors on a combined basis, (iii) the subsidiary of the Company that does not guarantee the Notes, and (iv) the Company on a consolidated basis. The Company made an immaterial adjustment to the January 29, 2011 amounts reported for cash, intercompany receivables and intercompany liabilities to account for certain intercompany borrowing activity between Pep Boys and a subsidiary guarantor.

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 20—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

        On May 5, 2011, The Pep Boys—Manny, Moe & Jack acquired Tire Store Group Holdings Corporation and its subsidiary Big 10 Tire Stores, LLC. As a result of this acquisition, The Pep Boys—Manny, Moe & Jack of Pennsylvania increased its investment in subsidiaries by $9.4 million (see Note 2—Acquisitions).

CONDENSED CONSOLIDATING BALANCE SHEET

(dollar amounts in thousands) As of January 28, 2012	Pep Boys	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$22,740	$27,181	$8,323	$—	$58,244
Accounts receivable, net	14,566	11,226	—	—	25,792
Merchandise inventories	214,584	399,552	—	—	614,136
Prepaid expenses	12,945	16,873	14,996	(18,420)	26,394
Other current assets	606	—	64,214	(4,841)	59,979

Total current assets	265,441	454,832	87,533	(23,261)	784,545

Property and equipment—net	243,108	441,645	30,177	(18,591)	696,339
Investment in subsidiaries	2,176,992	—	—	(2,176,992)	—
Intercompany receivable	—	1,389,910	82,206	(1,472,116)	—
Goodwill	2,549	44,368	—	—	46,917
Deferred income taxes	20,468	52,402	—	—	72,870
Other long-term assets	31,068	2,040	—	—	33,108

Total assets	$2,739,626	$2,385,197	$199,916	$(3,690,960)	$1,633,779

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$243,712	$—	$—	$—	$243,712
Trade payable program liability	85,214	—	—	—	85,214
Accrued expenses	17,887	55,527	166,711	(18,420)	221,705
Deferred income taxes	29,383	41,666	—	(4,841)	66,208
Current maturities of long-term debt	1,079	—	—	—	1,079

Total current liabilities	377,275	97,193	166,711	(23,261)	617,918

Long-term debt less current maturities	294,043	—	—	—	294,043
Other long-term liability	30,540	46,676	—	—	77,216
Deferred gain from asset sales	61,323	97,541	—	(18,591)	140,273
Intercompany liabilities	1,472,116	—	—	(1,472,116)	—
Total stockholders' equity	504,329	2,143,787	33,205	(2,176,992)	504,329

Total liabilities and stockholders' equity	$2,739,626	$2,385,197	$199,916	$(3,690,960)	$1,633,779

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 20—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET (Continued)

(dollar amounts in thousands) As of January 29, 2011	Pep Boys	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$37,912	$42,779	$9,549	$—	$90,240
Accounts receivable, net	8,976	10,564	—	—	19,540
Merchandise inventories	198,062	366,340	—	—	564,402
Prepaid expenses	11,839	17,649	16,202	(17,148)	28,542
Other current assets	2,260	936	62,655	(5,039)	60,812

Total current assets	259,049	438,268	88,406	(22,187)	763,536

Property and equipment—net	236,853	452,230	30,862	(18,964)	700,981
Investment in subsidiaries	2,093,479	—	—	(2,093,479)	—
Intercompany receivable	—	1,361,656	79,270	(1,440,926)	—
Goodwill	2,549	—	—	—	2,549
Deferred income taxes	15,749	50,270	—	—	66,019
Other long-term assets	22,392	1,195	—	—	23,587

Total assets	$2,630,071	$2,303,619	$198,538	$(3,575,556)	$1,556,672

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$210,440	$—	$—	$—	$210,440
Trade payable program liability	56,287	—	—	—	56,287
Accrued expenses	23,341	62,168	167,667	(17,148)	236,028
Deferred income taxes	23,024	38,350	—	(5,039)	56,335
Current maturities of long-term debt	1,079	—	—	—	1,079

Total current liabilities	314,171	100,518	167,667	(22,187)	560,169

Long-term debt less current maturities	295,122	—	—	—	295,122
Other long-term liability	35,870	34,176	—	—	70,046
Deferred gain from asset sales	65,522	106,317	—	(18,964)	152,875
Intercompany liabilities	1,440,926	—	—	(1,440,926)	—
Total stockholders' equity	478,460	2,062,608	30,871	(2,093,479)	478,460

Total liabilities and stockholders' equity	$2,630,071	$2,303,619	$198,538	$(3,575,556)	$1,556,672

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 20—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(dollar amounts in thousands) Year ended January 28, 2012	Pep Boys	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidation/ Elimination	Consolidated
Merchandise sales	$546,420	$1,096,337	$—	$—	$1,642,757
Service revenue	146,021	274,849	—	—	420,870
Other revenue	—	—	23,355	(23,355)	—

Total revenues	692,441	1,371,186	23,355	(23,355)	2,063,627

Costs of merchandise sales	392,065	763,939	—	(1,682)	1,154,322
Costs of service revenue	132,635	267,302	—	(161)	399,776
Costs of other revenue	—	—	20,140	(20,140)	—

Total costs of revenues	524,700	1,031,241	20,140	(21,983)	1,554,098

Gross profit from merchandise sales	154,355	332,398	—	1,682	488,435
Gross profit from service revenue	13,386	7,547	—	161	21,094
Gross profit from other revenue	—	—	3,215	(3,215)	—

Total gross profit	167,741	339,945	3,215	(1,372)	509,529
Selling, general and administrative expenses	156,184	291,372	329	(3,899)	443,986
Net gain from dispositions of assets	(10)	37	—	—	27

Operating profit	11,547	48,610	2,886	2,527	65,570
Non-operating (expenses) income	(16,492)	64,157	2,528	(47,869)	2,324
Interest expenses (income)	70,685	3,050	(2,087)	(45,342)	26,306

(Loss) earnings from continuing operations before income taxes	(75,630)	109,717	7,501	—	41,588
Income tax (benefit) expense	(27,915)	37,715	2,660	—	12,460
Equity in earnings of subsidiaries	76,579	—	—	(76,579)	—

Earnings (loss) from continuing operations	28,864	72,002	4,841	(76,579)	29,128
Loss from discontinued operations, net of tax	39	(264)	—	—	(225)

Net earnings (loss)	$28,903	$71,738	$4,841	$(76,579)	$28,903

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 20—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Continued)

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 20—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Continued)

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 20—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollar amounts in thousands) January 28, 2012	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation Elimination	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$28,903	$71,738	$4,841	$(76,579)	$28,903
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) continuing operations:
Net loss from discontinued operations	(39)	264	—	—	225
Depreciation and amortization	30,026	49,204	685	(373)	79,542
Amortization of deferred gain from asset sales	(4,199)	(8,776)	—	373	(12,602)
Stock compensation expense	3,237	—	—	—	3,237
Equity in earnings of subsidiaries	(76,579)	—	—	76,579	—
Deferred income taxes	2,012	8,091	198	—	10,301
Gain from disposition of assets	10	(37)	—	—	(27)
Loss from asset impairments	237	1,382	—	—	1,619
Dividends received from subsidiary	2,507	—	—	(2,507)	—
Other	(429)	(144)	—	—	(573)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, prepaid expenses and other	(2,935)	4,605	(551)	1,272	2,391
Increase in merchandise inventories	(16,522)	(26,234)	—	—	(42,756)
Increase (decrease) in accounts payable	33,272	(8,401)	—	—	24,871
(Decrease) in accrued expenses	(5,528)	(10,989)	(956)	(1,272)	(18,745)
(Decrease) increase in other long-term liabilities	(5,963)	3,500	—	—	(2,463)

Net cash (used in) provided by continuing operations	(11,990)	84,203	4,217	(2,507)	73,923
Net cash provided by (used in) discontinued operations	39	(312)	—	—	(273)

Net cash (used in) provided by operating activities	(11,951)	83,891	4,217	(2,507)	73,650

Cash flows from investing activities:
Cash paid for property and equipment	(36,168)	(38,578)	—	—	(74,746)
Proceeds from disposition of assets	—	515	—	—	515
Collateral investments	(7,638)	—	—	—	(7,638)
Acquisitions, net of cash received.	(288)	(42,613)	—	—	(42,901)
Other	(837)	—	—	—	(837)

Net cash used in Investing Activities	(44,931)	(80,676)	—	—	(125,607)

Cash flows from financing activities:
Borrowings under line of credit agreements	2,008	3,713	—	—	5,721
Payments under line of credit agreements	(2,008)	(3,713)	—	—	(5,721)
Borrowings on trade payable program liability	144,180	—	—	—	144,180
Payments on trade payable program liability	(115,253)	—	—	—	(115,253)
Payments for finance issuance cost	(2,441)	—	—	—	(2,441)
Debt payments	(1,079)	—	—	—	(1,079)
Intercompany borrowings (payments)	21,749	(18,813)	(2,936)	—	—
Dividends paid	(6,344)	—	(2,507)	2,507	(6,344)
Other	898	—	—	—	898

Net cash provided by (used in) financing activities	41,710	(18,813)	(5,443)	2,507	19,961

Net decrease in cash	(15,172)	(15,598)	(1,226)	—	(31,996)

Cash and cash equivalents at beginning of year	37,912	42,779	9,549	—	90,240

Cash and cash equivalents at end of year	$22,740	$27,181	$8,323	$—	$58,244

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 20—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Continued)

(dollar amounts in thousands) January 29, 2011	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation Elimination	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$36,631	$69,746	$6,773	$(76,519)	$36,631
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) continuing operations:
Net loss from discontinued operations	66	474	—	—	540
Depreciation and amortization	28,143	45,699	682	(373)	74,151
Amortization of deferred gain from asset sales	(4,202)	(8,773)	—	373	(12,602)
Stock compensation expense	3,497	—	—	—	3,497
Equity in earnings of subsidiaries	(76,519)	—	—	76,519	—
Loss on debt retirement	200	—	—	—	200
Deferred income taxes	11,918	6,328	326	—	18,572
Gain from disposition of assets	(1,873)	(594)	—	—	(2,467)
Loss from asset impairments	970	—	—	—	970
Dividends received from subsidiary	2,466	—	—	(2,466)	—
Other	(272)	(207)	—	—	(479)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other	6,322	(1,359)	2,110	(13)	7,060
Increase in merchandise inventories	(2,748)	(2,536)	—	—	(5,284)
Increase in accounts payable	7,466	—	—	—	7,466
(Decrease) in accrued expenses	(2,210)	(435)	(5,762)	13	(8,394)
Increase (decrease) in other long-term liabilities	1,694	(2,894)	—	—	(1,200)

Net cash provided by (used in) continuing operations	11,549	105,449	4,129	(2,466)	118,661
Net cash used in discontinued operations	(64)	(1,402)	—	—	(1,466)

Net cash provided by (used in) operating activities	11,485	104,047	4,129	(2,466)	117,195

Cash flows from investing activities:
Cash paid for property and equipment	(33,182)	(37,070)	—	—	(70,252)
Proceeds from disposition of assets	2,957	4,558	—	—	7,515
Acquisitions, net of cash received.	(288)	—	—	—	(288)
Collateral investments	(9,638)	—	—	—	(9,638)

Net cash used in continuing operations	(40,151)	(32,512)	—	—	(72,663)
Net cash provided by discontinued operations	—	569	—	—	569

Net cash used in investing activities	(40,151)	(31,943)	—	—	(72,094)

Cash flows from financing activities:
Borrowings under line of credit agreements	7,606	14,189	—	—	21,795
Payments under line of credit agreements	(7,606)	(14,189)	—	—	(21,795)
Borrowings on trade payable program liability	121,824	—	—	—	121,824
Payments on trade payable program liability	(99,636)	—	—	—	(99,636)
Debt payments	(11,279)	—	—	—	(11,279)
Intercompany borrowings (payments)	34,921	(39,604)	4,683	—	—
Dividends paid	(6,323)	—	(2,466)	2,466	(6,323)
Other	1,227	—	—	—	1,227

Net cash provided by (used in) financing activities	40,734	(39,604)	2,217	2,466	5,813

Net increase in cash	12,068	32,500	6,346	—	50,914

Cash and cash equivalents at beginning of year	25,844	10,279	3,203	—	39,326

Cash and cash equivalents at end of year	$37,912	$42,779	$9,549	$—	$90,240

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 29, 2011, January 30, 2010 and January 31, 2009

NOTE 20—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Continued)

(dollar amounts in thousands) January 30, 2010	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation Elimination	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$23,036	$53,582	$4,743	$(58,325)	$23,036
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by continuing operations:
Net loss from discontinued operations	37	1,040	—	—	1,077
Depreciation and amortization	25,405	44,815	682	(373)	70,529
Amortization of deferred gain from asset sales	(4,078)	(8,620)	—	373	(12,325)
Stock compensation expense	2,575	—	—	—	2,575
Equity in earnings of subsidiaries	(58,325)	—	—	58,325	—
Gain on debt retirement	(6,248)	—	—	—	(6,248)
Deferred income taxes	2,919	10,147	380	—	13,446
Gain from disposition of assets	(886)	(327)	—	—	(1,213)
Loss from asset impairments	785	2,099	—	—	2,884
Dividends received from subsidiary	2,467	—	—	(2,467)	—
Other	204	141	—	—	345
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other	8,232	520	(957)	(620)	7,175
Decrease in merchandise inventories	5,216	1,823	—	—	7,039
Decrease in accounts payable	(9,640)	—	—	—	(9,640)
Decrease in accrued expenses	(5,303)	(5,999)	(2,556)	620	(13,238)
(Decrease) increase in other long-term liabilities	(790)	3,174	—	—	2,384

Net cash (used in) provided by continuing operations	(14,394)	102,395	2,292	(2,467)	87,826
Net cash used in discontinued operations	(37)	(566)	—	—	(603)

Net cash (used in) provided by operating activities	(14,431)	101,829	2,292	(2,467)	87,223

Cash flows from investing activities:
Cash paid for property and equipment	(18,132)	(25,082)	—	—	(43,214)
Proceeds from disposition of assets	4,845	9,931	—	—	14,776
Acquisition of Florida Tire, Inc.	(2,695)	—	—	—	(2,695)
Other	(500)	—	—	—	(500)

Net cash used in continuing operations	(16,482)	(15,151)	—	—	(31,633)
Net cash provided by discontinued operations	—	1,762	—	—	1,762

Net cash used in investing activities	(16,482)	(13,389)	—	—	(29,871)

Cash flows from financing activities:
Borrowings under line of credit agreements	88,237	161,467	—	—	249,704
Payments under line of credit agreements	(96,669)	(176,897)	—	—	(273,566)
Borrowings on trade payable program liability	102,042	—	—	—	102,042
Payments on trade payable program liability	(99,873)	—	—	—	(99,873)
Debt payments	(11,930)	(60)	—	—	(11,990)
Intercompany borrowings (payments)	67,872	(69,064)	1,192	—	—
Dividends paid	(6,286)	—	(2,467)	2,467	(6,286)
Other	611	—	—	—	611

Net cash provided by (used in) financing activities	44,004	(84,554)	(1,275)	2,467	(39,358)

Net increase in cash	13,091	3,886	1,017	—	17,994

Cash and cash equivalents at beginning of year	12,753	6,393	2,186	—	21,332

Cash and cash equivalents at end of year	$25,844	$10,279	$3,203	$—	$39,326

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

        There were no changes to the Company's internal control over financial reporting that occurred during the quarter ended January 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of January 28, 2012 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company's internal control over financial reporting as of January 28, 2012 was effective.

        Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report, which is included on page 87 herein, on the Company's internal control over financial reporting as of January 28, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pep Boys—Manny, Moe & Jack
Philadelphia, Pennsylvania

        We have audited the internal control over financial reporting of The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 28, 2012 of the Company and our report dated April 11, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
April 11, 2012

ITEM 9B    OTHER INFORMATION

        None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

        Our Board of Directors currently consists of nine members, eight non-management directors and our President & Chief Executive Officer.

Jane Scaccetti	Director since 2002

        Ms. Scaccetti, 58, a CPA, is the Chief Executive Officer of Drucker & Scaccetti PC, a public accounting and business advisory firm, of which she has a been a principal since 1990. During the past five years, Ms. Scaccetti served as a director of Di Giorgio Corporation and Nutrition Management Services Company. Ms. Scaccetti's financial expertise, public-company director experience, familiarity with Pep Boys' business garnered through her tenure as a Director and diversity were the primary qualifications resulting in her nomination for re-election.

John T. Sweetwood	Director since 2002

        Mr. Sweetwood, 64, is a principal and the President of Woods Investment, LLC, a private real estate investment firm. From 1995 through 2002, Mr. Sweetwood served as an officer, and ultimately as President of The Americas, of Six Continents Hotels (currently, Intercontinental Hotels Group), a division of Six Continents PLC (currently IHG PLC) that operates hotels under the InterContinental, Crown Plaza, Holiday Inn and other brands. Mr. Sweetwood's marketing and service industry expertise, together with his familiarity with Pep Boys' business garnered through his tenure as a Director were the primary qualifications resulting in his nomination for re-election.

M. Shân Atkins	Director since 2004

        Ms. Atkins, 55, a CPA and Chartered Accountant, is Managing Director of Chetrum Capital LLC, a private investment firm. From 1996 through 2001, Ms. Atkins served as an officer, and ultimately as Executive Vice President—Strategic Initiatives, of Sears Roebuck & Co. Ms. Atkins currently serves as a director of Shoppers Drug Mart Corporation, Spartan Stores, Inc. and Tim Hortons Inc. Ms. Atkins' retail industry, operations, strategic planning and financial expertise, public-company director experience, familiarity with Pep Boys' business garnered through her tenure as a Director and diversity were the primary qualifications resulting in her nomination for re-election.

Robert H. Hotz	Director since 2005	Chairman of the Board since September 2011

        Mr. Hotz, 67, is Senior Managing Director, Co-Head of Investment Banking, a member of the Operating Committee and Co-Chairman of Houlihan Lokey Howard & Zukin, Inc, where he has been employed since 2002. Mr. Hotz currently serves as a director of Universal Health Services, Inc. Mr. Hotz' financial, M&A and regulatory expertise, public-company director experience and familiarity with Pep Boys' business garnered through his tenure as a Director were the primary qualifications resulting in his nomination for re-election.

James A. Mitarotonda	Director since August 2006

        Mr. Mitarotonda, 57, is the Chairman of the Board, President and Chief Executive Officer of Barington Capital Group, L.P., an investment firm that he co-founded in 1991. Mr. Mitarotonda served as the President and Chief Executive Officer of Dynabazaar, Inc. from May 2006 until April 2007 and January 2004 until December 2004. Mr. Mitarotonda also served as the Co-Chief Executive Officer and Co-Chairman of L Q Corporation, Inc. from April 2003 until May 2004 and as its sole Chief Executive Officer from May 2004 until October 2004. Mr. Mitarotonda currently serves as a director of A. Schulman, Inc., Griffon Corporation and Gerber Scientific, Inc. and, during the past five years, served as a director of Sielox, Inc. (formerly Dynabazaar, Inc.) and L Q Corporation, Inc. Mr. Mitarotonda's status as a significant shareholder, financial and corporate governance expertise, experiences as a chief executive officer, public-company director experience and familiarity with Pep Boys' business garnered through his tenure as a Director and former Chairman of the Board were the primary qualifications resulting in his nomination for re-election.

Nick White	Director since August 2006

        Mr. White, 67, is President and Chief Executive Officer of White & Associates, a management consulting firm that he founded in 2000. From 1973 through 2000, Mr. White held numerous executive and management level positions with Wal-Mart Stores, Inc., including Executive Vice President and General Manager of the Supercenter division from 1990 to 2000 and Executive Vice President and General Manager of Sam's Wholesale Club from 1985 through 1989. Mr. White currently serves as a director of Dillard's, Inc and, during the past five years, served as a director of Gold Toe Corporation, Oneida Ltd. and Playtex Products, Inc. Mr. White's retail industry, operations and merchandising expertise, public-company director experience and familiarity with Pep Boys' business garnered through his tenure as a Director were the primary qualifications resulting in his nomination for re-election.

James A. Williams	Director since August 2006

        Mr. Williams, 69, is the President & CEO of International Legwear Group, a sock and legwear manufacturer and marketer that he founded in September of 2010. In 2008, Mr. Williams retired from his position of Corporate President and Vice Chairman of GoldToeMoretz, LLC, the resultant parent company formed as a result of the merger of Gold Toe Brands, Inc. and Moretz Sports, Inc. in October 2006. From 1990 through October 2006, Mr. Williams served as the President and Chief Executive Officer of Gold Toe Brands, Inc., the largest branded sock manufacturer in the United States. During the past five years, Mr. Williams served as a director of Gold Toe Corporation. Mr. Williams' experiences as a chief executive officer, supply chain and financial expertise, public-company director experience and familiarity with Pep Boys' business garnered through his tenure as a Director were the primary qualifications resulting in his nomination for re-election.

Irvin D. Reid	Director since December 2007

        Dr. Reid, 71, is the President Emeritus and Eugene Applebaum Professor, Community Engagement, at Wayne State University, an urban research university located in Detroit, Michigan and served two three-year terms on the Board of the Federal Reserve Bank of Chicago (Detroit Branch). Mr. Reid currently serves as a director of A. Schulman, Inc. and Mack-Cali Realty Corporation and, during the past five years, served as a director of Handleman Corporation. Mr. Reid's financial and regulatory expertise, public-company director experience, familiarity with Pep Boys' business garnered through his tenure as a Director and diversity were the primary qualifications resulting in his nomination for re-election.

Michael R. Odell	Director since July 2008

        Mr. Odell, 48, has been our Chief Executive Officer since September 22, 2008, and was designated with the additional title of President in June 2010. He joined Pep Boys in September 2007 as Executive Vice President—Chief Operating Officer, after having most recently served as the Executive Vice President and General Manager of Sears Retail & Specialty Stores. Mr. Odell joined Sears in its finance department in 1994 where he served until he joined Sears operations team in 1998. There he served in various executive operations positions of increasing seniority, including as Vice President, Stores—Sears Automotive Group. Mr. Odell's position as our President & Chief Executive Officer and his automotive aftermarket, retail industry, service industry, operations and financial expertise were the primary qualifications resulting in his nomination for re-election.

        Each of Messrs. Mitarotonda, Reid, White and Williams was originally appointed to the Board pursuant to the terms of an agreement between the Company and a group of investors led by Barington Capital Group, L.P. Such agreement has since expired.

EXECUTIVE OFFICERS

        The following table indicates the name, age, tenure with the Company and position (together with the year of election to such position) of the executive officers of the Company:

Name	Age	Tenure with Company as of April 2012	Position with the Company and Date of Election to Position
Michael R. Odell	48	5 years	President and Chief Executive Officer since June 2010
Raymond L. Arthur	53	4 years	Executive Vice President—Chief Financial Officer since May 2008
William E. Shull III	53	4 years	Executive Vice President—Stores since June 2010
Scott A. Webb	48	5 years	Executive Vice President—Merchandising & Marketing since June 2010
Joseph A. Cirelli	53	35 years	Senior Vice President—Business Development since November 2007
Troy E. Fee	43	5 years	Senior Vice President—Human Resources since July 2007
Brian D. Zuckerman	42	13 years	Senior Vice President—General Counsel & Secretary since March 2009

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

        William E. Shull III was named Executive Vice President—Stores on June 17, 2010 after having joined the Company in September 2008 as Senior Vice President—Stores. Over the last 25 years Mr. Shull has held several senior management positions with a variety of retailer and service companies where his focus was on building and integrating store management teams into successfully profitable and cohesive units. In his 13 years at AutoZone he was instrumental in building the foundation of the retail chain in 4 geographic regions and responsible for store communications, training, and served on several strategic initiative committees.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% holders to file initial reports of ownership and reports of changes in ownership of Pep Boys Stock. Based solely upon a review of copies of such reports, we believe that during fiscal 2011, our directors, executive officers and 10% Holders complied with all applicable Section 16(a) filing requirements.

CORPORATE GOVERNANCE

        The Company has adopted a Code of Ethics applicable to all of its associates including its executive officers. The Code of Ethics, together with any amendments thereto or waivers thereof, are posted on the Company's website www.pepboys.com under the "Investor Relations—Corporate Governance" section.

        In addition, the Board of Directors Code of Conduct and the charters of our audit, human resources and nominating and governance committees may also be found under the "Investor Relations—Corporate Governance" section of our website. As required by the New York Stock Exchange ("NYSE"), promptly following our 2011 Annual Meeting, our Chief Executive Officer certified to the NYSE that he was not aware of any violation by Pep Boys of NYSE corporate governance listing standards. Copies of our corporate governance materials are available free of charge from our investor relations department. Please call 215-430-9459 or write Pep Boys, Investor Relations, 3111 West Allegheny Avenue, Philadelphia, PA 19132.

        Diversity.    While the Board has not adopted a formal diversity policy, in accordance with the Board's Code of Conduct, the Nominating and Governance Committee annually reviews with the full Board, the appropriate skills and characteristics required of Directors and nominees in the context of the current make-up of the Board, including diversity of age, gender, ethnicity and personal experiences.

        Independence.    An independent director is independent from management and free from any relationship with Pep Boys that, in the opinion of the Board, would interfere in the exercise of independent judgment as a director. In reaching such an opinion, the Board considers, among other factors, the guidelines for independent directors promulgated by the NYSE. The independence of the outside directors is reviewed annually by the full Board. In accordance with NYSE guidelines, our Board consists of a majority of independent directors. In fact, all of our current directors, except our President & Chief Executive Officer, Mr. Odell, are independent. All Committees of the Board consist entirely of independent directors.

        Executive Sessions of the Independent Directors.    Our non-executive Chairman, Mr. Hotz, presides over all such sessions, which are held, at a minimum, immediately following all regularly scheduled Board meetings.

        Board Leadership Structure and Role in Risk Oversight.    Pep Boys currently separates the roles of Chairman of the Board and Chief Executive Officer. Given the relatively short tenure of both our current Chairman of the Board and President & Chief Executive Officer, the Board believes that the separation of these roles currently allows the President & Chief Executive Officer to focus his efforts primarily on the successful short and long-term operations of the Company for the benefit of all its constituents, while allowing the Chairman of the Board to manage the operation of the Board in its oversight of the President & Chief Executive Officer and Pep Boys' strategic direction.

        Pep Boys has adopted an enterprise risk oversight program pursuant to which management, lead by Pep Boys' Chief Financial Officer and General Counsel, together with the Audit Committee identifies the most significant risks faced by the Company. On a quarterly basis, management assesses the status of these risks and the Company's mitigation efforts against them, which are reporting in writing to the full Board and discussed in detail with the Audit Committee and in summary fashion with the full Board.

        Compensation Policies and Practices Risk.    In connection with its annual review of Pep Boys' compensation policies and practices, our Compensation Committee of the Board of Directors, together with senior management and the Compensation Committee's independent executive compensation consultant, considered whether any of our compensation policies and practices has the potential to create risks that are reasonably likely to have a material adverse effect on Pep Boys. The Compensation Committee considered the risk profile of our business and the design and structure of our compensation policies and practices. We concluded that the risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on Pep Boys based on the following:

  •
  Pep Boys is not engaged in speculative activities that have the potential for creating unusual gains or losses.

  •
  Our base salaries, retirement benefits, perquisites and generally available benefit programs create little, if any, risk to Pep Boys.

  •
  Except as provided below, all of our management employees who receive short-term incentive-based compensation do so pursuant to the terms of our shareholder approved Annual Incentive Bonus Plan. The bonus targets under such plan for Officers are entirely based, and for middle-management are primarily based, upon the achievement of stated corporate-level financial objectives, which are in alignment with our overall business plan. In particular, we do not place disproportionate weight on any one metric, do not include an inordinate amount of metrics, reasonably leverage the selected metrics and employ features to mitigate risks, including limitations on annual cash payouts. Accordingly, we do not believe that the structure of the Annual Incentive Bonus Plan encourages associates to take risks that are reasonably likely to have a material adverse effect on Pep Boys. (The aforementioned exception is for store level associates who have a separate bonus program and whose bonus compensation, individually or in the aggregate, is of an amount that creates little, if any, risk to Pep Boys.)

  •
  Our long-term incentive-based compensation is granted in the form of equity awards, which are subject to time-based and performance-based vesting that is aligned to our corporate objective of creating value for our shareholders. The nature of such awards discourages short-term risk taking. In addition, our officers are subject to share ownership guidelines requiring them to be invested in our future performance.

  •
  We believe that our mix of fixed compensation and "at risk" compensation does not encourage inappropriate risk-taking by our associates.

        Personal Loans to Executive Officers and Directors.    Pep Boys has no personal loans extended to its executive officers or directors.

        Director Attendance at the Annual Meeting.    All Board members are strongly encouraged to attend the Annual Meeting of Shareholders. All nominees then standing for election attended the 2011 Annual Meeting.

        Communicating with the Board of Directors.    Interested parties should address all communications to the full Board or an individual director to the attention of our corporate Secretary. Our corporate Secretary reviews all such communications to determine if they are related to specific products or services, are solicitations or otherwise relate to improper or irrelevant topics. All such improper communications receive a response in due course. Any communication directed to an individual director relating solely to a matter involving such director is forwarded to such director. Any communication directed to an individual director relating to a matter involving both such director and Pep Boys or the Board of Directors, as a whole, is forwarded to such director and the Chairman of the Board. The balance of the communications are forwarded to the Chairman of the Board. Except for improper communications, all interested party communications to the Board of Directors or an individual director received by the corporate Secretary are kept in confidence from management. These procedures were adopted unanimously by the independent directors.

Report of the Audit Committee of the Board of Directors

        The Audit Committee reviews Pep Boys' financial statements and makes recommendations to the full Board of Directors on matters concerning the audits of Pep Boys' books and records. Each committee member is "independent" as defined by the listing standards of the New York Stock Exchange. Ms. Scaccetti (chair), Mr. Hotz, Mr. Reid and Mr. Williams are the current members of the Audit Committee. Ms. Scaccetti has been designated by the full Board as an Audit Committee Financial Expert as defined by SEC regulations. A written charter adopted by the full Board governs the activities of the Audit Committee. The charter is reviewed, and when necessary revised, annually.

        Management has primary responsibility for Pep Boys' internal accounting controls and financial reporting process. The independent registered public accounting firm is responsible for performing an independent audit of Pep Boys' consolidated financial statements and internal control over financial reporting in accordance with standards of the Public Company Accounting Oversight Board (United States) and to issue a report as a result of such audits. The Audit Committee's responsibility is to monitor and oversee these processes. The Audit Committee serves as a focal point for communication among the Board of Directors and its committees, the independent registered public accounting firm, management and Pep Boys' internal audit function, as the respective duties of such groups, or their constituent members, relate to Pep Boys' financial accounting and reporting and to its internal controls.

        In this context, the Audit Committee reviewed and discussed the audited consolidated financial statements with management and the independent registered public accounting firm. These discussions included the matters required to be discussed by Statement on Auditing Standards No. 61, as amended and adopted by the Public Company Accounting Oversight Board (Communication with Audit Committees). The Audit Committee also reviewed and discussed with management, the internal auditors and the independent registered public accounting firm, management's report, and the independent registered public accounting firm's attestation, on internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

        The Audit Committee also discussed with the independent registered public accounting firm its independence from Pep Boys and its management, including the written disclosures submitted to the Audit Committee by the independent registered public accounting firm as required by the Public Company Accounting Oversight Board.

        Based upon the discussions and reviews referred to above, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements and management's report on internal control over financial reporting in Pep Boys' Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC.

        This report is submitted by: Jane Scaccetti; Robert H. Hotz; Irvin D. Reid; and James A. Williams.

ITEM 11    EXECUTIVE COMPENSATION

NON-MANAGEMENT DIRECTORS

        Cash Retainer.    Each non-management director (other than the Chairman of the Board) receives an annual cash retainer of $35,000. Our Chairman of the Board receives an annual cash retainer of $100,000.

        Committee Compensation.    Directors serving on our committees also receive the following annual cash fees.

	Chair	Member
Audit	$20,000	$12,000
Compensation	$15,000	$7,500
Nominating and Governance	$10,000	$5,000
Operating Efficiency	$10,000	$5,000

        Equity Grants.    The 2009 Stock Incentive Plan provides for an annual equity grant having an aggregate value of $55,000 to non-management directors. The Stock Incentive Plan is administered, interpreted and implemented by the Compensation Committee.

        The following table details the compensation paid to non-employee directors during the fiscal year ended January 28, 2012.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Equity Awards ($)	Total ($)
M. Shân Atkins	55,000	55,000	110,000
Robert H. Hotz	62,125	55,000	117,125
James A. Mitarotonda	47,500	55,000	102,500
Irvin D. Reid	49,500	55,000	104,500
Jane Scaccetti	60,000	55,000	115,000
John T. Sweetwood	50,000	55,000	105,000
Nick White	45,000	55,000	100,000
James A. Williams	52,000	55,000	107,000
Max L. Lukens(1)	75,000	55,000	130,000

(1)
Mr. Lukens resigned from the Board and his position as Chairman of the Board for personal reasons on September 10, 2011

        Share Ownership Guidelines.    Each of our non-employee directors is expected to hold shares equal to 4x the annual cash retainer (i.e. $140,000). The share ownership levels may be satisfied through direct share ownership and/or by holding unvested time-based RSUs and vested "in the money" stock options. Non-employee directors have five years from their appointment to the Board to achieve their expected ownership level. If in a shortfall position, (i) a non-employee director may not sell Pep Boys Stock and (ii) all net after-tax shares acquired upon the exercise of stock options must be retained. All of our non-employee directors are currently in compliance with our share ownership guidelines.

NAMED EXECUTIVE OFFICERS

Compensation Discussion and Analysis

        In this section, we discuss and analyze Pep Boys' executive compensation program, which we believe links pay to financial results and allows us to attract and retain a highly experienced and successful management team.

        The Company provides its shareholders with the opportunity to cast an annual advisory vote on executive compensation (a "say-on-pay proposal"). At the Company's annual meeting of shareholders held in June 2011, 97% of the votes cast on the say-on-pay proposal at that meeting were voted in favor of the Company's executive compensation for 2010. The Compensation Committee believes this affirms shareholders' support of the Company's approach to executive compensation. In light of the voting results, the Committee did not materially change its approach in 2011. The Compensation Committee will continue to consider the outcome of advisory votes on the Company's say-on-pay proposals when making future compensation decisions for the named executive officers.

        Pay for Performance.    Our financial performance in fiscal 2011 was disappointing. While we grew our top line revenues, due largely to our opening of 119 Service & Tire Centers, we failed to improve our profitability over the levels achieved in fiscal 2010. These disappointing results were reflected in our executive officers' compensation, which is heavily weighted towards performance. Because we failed to achieve the majority of the targets set forth under our annual incentive bonus plan, our executive officers fiscal 2011 bonuses were paid at only 14.7% of target. In addition, no named executive officer received Company contributions to their retirement plans (neither the Account Plan nor Savings Plan). As a result our named executive officers total compensation in fiscal 2011 was, on average, 40% less than in fiscal 2010. Also, 60% of the long-term incentive awards made under our Stock Incentive Plan in fiscal 2011 require the Company to achieve specified thresholds of return on invested capital and total shareholder return in fiscal 2014 in order to deliver any value to our executives. The 40% balance of the long-term incentive awards granted in fiscal 2011 were in the form of stock options, which are also performance-based since they require appreciation in the Company's per share stock price in order to deliver value to our executives.

        Of the components comprising our executive compensation program, the percentage mix between "at-risk" and fixed compensation (excluding health and welfare benefits), at target levels, for each of our named executive officers is set forth in the following table. "At-risk" compensation is only earned and paid if pre-established performance levels are achieved.

Name	"At-Risk"	Fixed
Michael R. Odell	73%	27%
Raymond L. Arthur	63%	37%
William E. Shull III	61%	39%
Scott A. Webb	63%	37%
Joseph A. Cirelli	46%	54%

  Compensation Philosophy.

        Pep Boys' executive compensation program is designed to:

  •
  Enable Pep Boys to attract, retain, and motivate key executives who are critical for current and long-term success;

  •
  Provide targeted compensation levels which are competitive with our customized peer group (discussed below) as to base salary, annual incentives and long-term incentives, and which are reflective of current and/or expected future company performance levels;

  •
  Support Pep Boys' long-range business strategy;

  •
  Establish a clear linkage between individual performance objectives and corporate or business unit financial performance objectives; and

  •
  Align executive compensation with shareholder interests by linking long-term incentives to increasing shareholder value, utilizing performance metrics where appropriate.

        The Compensation Committee has also adopted the following more specific guidelines in formulating the detailed elements of Pep Boys' executive compensation program:

  •
  Short term incentives will be structured in a manner which gives primary emphasis to meeting or exceeding the company's annual financial objectives;

  •
  Long-term incentives will be designed to reward performance over a multi-year time frame, with vesting of awards to occur over a corresponding time period;

        At the discretion of the Compensation Committee,

    •
    Payout on any short term incentive component may be made contingent upon achievement of the annual budget. This decision will be made annually, when targets are set for the ensuing year;

    •
    If the long-term incentive plan includes more than one performance dimension, achievement of target on any one element may be treated as a prerequisite to payout on other goals (i.e. as a 'qualifier'), whether or not threshold performance is achieved on those other dimensions;

  •
  The Compensation Committee believes that requiring achievement of full target performance in order to trigger any payout under the annual incentive plan is generally inappropriate due to the risk of incenting poor decision making at the margin. The Compensation Committee will annually set a "threshold" performance level which is below the target objective, at which point some amount of incentive compensation will be paid;

  •
  From time to time the Compensation Committee may decide to grant a discretionary, individual short or long term incentive award based on a specific individual's performance;

  •
  In the spirit of encouraging over-performance against annual targets, performance above target may be rewarded disproportionately; i.e. marginal rewards for over-performance may exceed the marginal penalty for under-performance; and

  •
  All payouts are subject to the discretion of the Compensation Committee even if targets are achieved.

Peer Group.

        In order to maintain a competitive total compensation program, Pep Boys compares itself with a custom peer group comprising key competitors in the automotive service and retail business, as well as comparably-sized companies in the broader hardlines retail industry. The peer group is reviewed annually by the Compensation Committee, together with its compensation consultant, to ensure that it remains relevant. The current peer group includes: Aarons, Advance Auto Parts, Autozone, Big 5 Sporting Goods, Cabela's, Conn's, Dick's Sporting Goods, hhgregg, Midas, Monro Muffler & Brake, O'Reilly Automotive, PetSmart, RadioShack, Rent-A-Center, Tractor Supply and West Marine. In some cases, Pep Boys analyzes competitive pay practices in the general industry for positions where incumbents may typically be recruited from outside of the hardlines retailing sector.

The Compensation Process.

        For fiscal 2011, the Compensation Committee recommended to the full Board the annual total compensation levels for all of the named executive officers (other than the President & Chief Executive Officer), based on recommendations made by the President & Chief Executive Officer and the Senior Vice President—Human Resources, and in consultation with Pay Governance, the Compensation Committee's compensation consultant. The Compensation Committee recommended to the full Board the annual total compensation level for the President & Chief Executive Officer after consulting with Pay Governance. Our CEO was not involved in formulating recommendations as to his own compensation.

        To arrive at its recommendations for compensation to be paid to our CEO and other named executive officers, the chair of the Compensation Committee scheduled and developed the agenda for committee meetings in consultation with the Senior Vice President—Human Resources. The Senior Vice President—Human Resources was responsible for developing appropriate materials for the Compensation Committee's review and consideration and for reviewing these materials and recommendations with the chair of the Compensation Committee and Pay Governance prior to their presentation to the Compensation Committee. Our President & Chief Executive Officer was principally responsible for recommendations made to the Compensation Committee with respect to the compensation of our named executive officers (other than himself) and other officers of the corporation. The Compensation Committee considered, but was not bound to and did not always accept, management's recommendations with respect to executive compensation. The President & Chief Executive Officer, Senior Vice President—Human Resources and Senior Vice President—General Counsel & Secretary attended all committee meetings, excluding portions of meetings where their own compensation was discussed, and excluding the regular executive sessions held at the conclusion of each meeting of the Committee.

        In connection with establishing compensation levels for fiscal 2011, Pay Governance advised the Compensation Committee on the then-current competitiveness of our program design and award values. Representatives of Pay Governance regularly attended committee meetings and also communicated with the chair of the Compensation Committee outside of meetings. Pay Governance worked with management (including the President & Chief Executive Officer, Senior Vice President—Human Resources and Senior Vice President—General Counsel & Secretary) from time-to-time for purposes of gathering information and reviewing and providing input to management on recommendations, proposals and materials that management presented to the Compensation Committee. Pay Governance was engaged directly by the Compensation Committee and did not provide any additional services to the Company in fiscal 2011.

        The Compensation Committee and the Board of Directors consider our overall compensation levels for the named executive officers to be reasonable and appropriate and believe that our executive compensation program achieves the objectives outlined at the beginning of this summary.

  Components of Compensation.

        The compensation provided to the executives listed in the Summary Compensation Table, whom we refer to as our named executive officers, consists of base salaries, short-term cash incentives, long-term equity incentives, retirement plan contributions and health and welfare benefits.

        Base Salary.    The Compensation Committee reviews base salaries annually to reflect the experience, performance and scope of responsibility of the named executive officers and to ensure that the salaries are appropriate to retain high quality individuals. The full Board measures the President & Chief Executive Officer's individual performance during the applicable fiscal year in the areas of strategic planning and execution, leadership, financial results, management development and succession planning, key stakeholder focus, ethics and Board relations, based upon individual assessments completed by each Director. The Compensation Committee reviews the President & Chief Executive Officer's assessments of each other named executive officer's individual performance during the applicable fiscal year in the areas of core and positional competencies. Salary adjustments are then made taking into account the performance assessment, the relative position of the named executive officers current salary within the market range for his position and the budgeted percentage increase for all officers as a group. For fiscal 2011, the Compensation Committee recommended, and the full Board approved, adjustments to each of the named executive officers' base salaries, to reflect each executive's performance in fiscal 2010 and to more closely align each executive's salary with the market range for such executive's position. Messrs. Odell, Arthur, Shull, Webb and Cirelli received increases of 1.5%, 3.3%, 6.7%, 10.3% and 1.3%, respectively. In addition, each named executive officer received an $8,000 increase to their base salary to reflect the after-tax value of the executive supplemental medical plan that was eliminated for fiscal 2011.

        Short-Term Incentives.    The named executive officers participate in our Annual Incentive Bonus Plan, which is a short-term incentive plan designed to reward the achievement of pre-established goals. In order to directly align our named executive officers' short-term incentive compensation with that of our overall performance, these pre-established goals consist entirely of corporate (as opposed to individual) objectives. For fiscal 2011, the named executive officers' annual short-term incentive opportunity was as follows:

		% of Base Salary
Title	Threshold	Target	Cash Cap(a)	Maximum
President & CEO	50	100	150	200
Executive Vice President	37.5	75	112.5	150
Senior Vice Presidents	22.5	45	67.5	90

(a)
Amounts achieved above the "cash cap" percentage up to the "maximum" percentage are earned and paid out over the subsequent three years, assuming the executive remains employed by the Company.

        For fiscal year 2011, the Compensation Committee recommended, and the full Board approved, the following objectives under the Annual Incentive Bonus Plan.

Objective	Weighting (%)	Threshold	Target	Cash Cap	Maximum
Pre-Tax Income(a)	50	$61,058	$67,842	$74,826	$84,803
Pre-Tax ROIC(b)	25	11.1%	11.7%	12.5%	13.7%
Total Revenue	25	$2,056,276,000	$2,098,241,000	$2,140,206,000	$2,182,171,000

Total	100
Net Promotor Modifier(c):
Retail Score		76	79	82	n/a
Adjustment Factor		-5%	0	+5%
Service Score		73	76	79	n/a
Adjustment Factor		-5%	0	+5%

(a)
Calculated before unusual, non-operating gains and losses.

(b)
Pre-Tax Income (before unusual, non-operating gains and losses) divided by debt plus equity.

(c)
The calculated aggregate payout on the first three objectives may be increased or decreased by a factor up to 5% for each of Retail and Service Net Promoter scores—a customer satisfaction score that measures the likelihood of referring others to Pep Boys.

        For fiscal 2011, the Compensation Committee established target levels that it believed were achievable, but also substantially uncertain. The Compensation Committee retains full discretion to either award or withhold in its entirety, or to increase or decrease the amount of, short-term incentive plan compensation regardless of the attainment, or failure to attain, the relevant performance goal(s) (except that short-term incentive plan compensation cannot be increased in the case of compensation meant to qualify as "performance based" compensation under Section 162(m) of the Internal Revenue Code).

        For fiscal 2011 the Company achieved the following results against its corporate objectives (i) pre-tax income at $42,834,000, (ii) pre-tax return on invested capital at 8.7% and (iii) total revenue at $2,063,627,000. The Company replaced net promoter scores with a customer acquisition and retention metric during fiscal 2011, so accordingly, the net promoter modifier was removed from the annual incentive plan payout calculations. The Company's fiscal 2011 results resulted in an aggregate potential payout of 14.7% of target. Accordingly, for fiscal 2011, the Compensation Committee approved short-term incentive plan compensation (in accordance with the above referenced formula without any discretionary adjustment) for Mr. Odell at 14.7%, each of Messrs. Arthur, Shull and Webb at 11.0% and Mr. Cirelli at 6.6% of their respective 2011 annual salaries. Mr. Odell declined $30,000 of his incentive payment that he was otherwise entitled to receive, which amount, at Mr. Odell's request, was allocated to accounts set aside by Pep Boys to provide associates' children with educational scholarships and to provide hardship assistance to Pep Boys' associates.

        Long-Term Incentives.    We believe that compensation through equity grants directly aligns the interests of management with that of its shareholders. The Stock Incentive Plan provides for the grant of stock options, at exercise prices equal to the fair market value (the mean between and the high and low quoted selling prices) of Pep Boys stock on the date of grant, and for the grant of restricted stock units.

        For the fiscal 2011 equity grants, the Compensation Committee recommended, and the full Board approved, equity grants consisting of 40% time-based vesting stock options and 60% performance-based vesting restricted stock units (RSUs). Two-thirds of the 2011 RSUs are tied to the Company achieving at least a threshold return on invested capital and one-third are tied to achieving at least a threshold level of total shareholder return measured against our peer group. The Compensation Committee then established target grant values intended to be competitive at market median of our peer group. In fiscal 2011, on account of the Company's fiscal 2010 financial performance and the relative position of each named executive officer's total compensation to the market median of our peer group, the Compensation Committee recommended, and the full Board approved, the following equity grants.

Title	Target % of Base Salary	2011 Actual Grant as a % of Base Salary
Odell	125%	134%
Arthur	50%	48%
Shull	50%	50%
Webb	50%	50%
Cirelli	40%	37%

        Retirement Plans.    We maintain The Pep Boys Savings Plan, which is a broad-based 401(k) plan. Participants make voluntary contributions to the savings plan, and we match 50% of the amounts contributed by participants under the savings plan, up to 6% of salary. Due to low levels of participation in the savings plan, the plan historically did not meet the non-discriminatory testing requirements under Internal Revenue Code regulations. As a result, the savings plan was required to make annual refunds of contributions made by our "highly compensated employees" (including the named executive officers) under the savings plan. Beginning in 2004, we limited our officers' contributions to the savings plan to 0.5% of their salary per year. Given this limitation, in order to assist our officers with their retirement savings, in fiscal 2004, we adopted a non-qualified deferred compensation plan that allows participants to defer up to 20% of their annual salary and 100% of their annual bonus. To further encourage share ownership and more directly align the interests of management with that of its shareholders, the first 20% of an officer's bonus deferred into Pep Boys Stock is matched by us on a one-for-one basis with Pep Boys Stock that vests over three years.

        In order to keep our executive compensation program competitive, we also maintain a Supplemental Executive Retirement Plan, or SERP, known as our Account Plan. The Account Plan provides fixed annual contributions to a retirement account based upon the participant's age and then current compensation in accordance with the following:

If the Participant is...	Annual contribution as a percentage of cash compensation (salary + short-term cash incentive)
At least 55 years of age	19%
At least 45 years of age but not more than 54 years of age	16%
At least 40 years of age but not more than 44 years of age	13%
Not more than 39 years of age	10%

        Notwithstanding the foregoing, for the first four years of a participant's employment, their contribution percentage is limited to 10%. As an inducement to hire Mr. Arthur, however, this limitation was waived.

        In fiscal 2010, all named executive officers participated in the Account Plan.

        In order to incent the achievement of incremental profitability, all Company contributions to the savings plan and Account Plan (on account of all associates, including the named executive officers) that would otherwise have been made during calendar 2011 were conditioned upon the Company's achievement of a level of pre-tax income in fiscal 2011, which exceeded 2010's level. Because this objective was not achieved, no calendar 2011 contributions were made.

        Health and Welfare Benefits.    As one element of a market-competitive compensation package, we also provide our named executive officers with health and welfare benefits, including medical and dental coverage, life insurance valued at one times salary, long term disability coverage and an auto allowance (the auto allowance is a grandfathered benefit no longer provided to newly- hired/appointed officers).

        Employment Agreements.    We have entered into Non-Competition and Change of Control Agreements with each of the named executive officers as described in "Employment Agreements with Named Executive Officers" below. The purpose of our Non-Competition Agreements is to prevent our named executive officers from soliciting our employees or competing with us if they leave Pep Boys of their own volition. As consideration for such restrictive covenants, the Non-Competition Agreements provide for a severance payment to be made to a named executive officer if he is terminated by the Company without "cause." The purpose of the Change of Control Agreements is to provide an incentive for our officers to remain in our employment and continue to focus on the best interests of Pep Boys without regard to any possible change of control.

        Recoupment Policy.    We will seek to recover, at the direction of the Compensation Committee, all or a portion of any compensation awarded or paid to a current or former Officer during the prior three fiscal years year if (i) the amount of such compensation was based on the achievement of certain financial results that were subsequently the subject of a restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws and (ii) a lower award or payment would have been made to the Officer based upon the restated financial results. If, however, the Compensation Committee determines that an Officer engaged in misconduct that resulted in the obligation to restate or knew or should have known of such misconduct and failed to take appropriate action, then we will seek to recover the related compensation regardless of the fiscal year in which it was paid.

        Share Ownership Guidelines.    Our officers are expected to hold shares equal to the following multiples of their annual salary: President & Chief Executive Officer 5x; Executive Vice President 3x; Senior Vice President 2x; and Vice President 1x. The share ownership levels may be satisfied through direct share ownership and/or by holding unvested time-based RSUs and vested "in the money" stock options. Officers have five years from the later of their appointment to their then current position or the establishment of a higher ownership threshold for their position (as described above) to achieve their expected ownership levels. If in a shortfall position, (i) an officer may not sell Pep Boys Stock, (ii) all net after-tax shares acquired upon the exercise of stock options or the vesting of RSUs must be retained and (iii) any short-term incentive award in excess of the "cash cap" level will be awarded in the form of RSUs. All of our named executive officers are currently in compliance with our share ownership guidelines.

        Anti-hedging Policy.    Our Officers and Directors are prohibited from entering into contracts, instruments or other transactions or purchasing securities (a) designed to hedge against their Company stock holdings or (b) that derive their value with or in relation to the price of a share of Company stock (except for transactions under Company stock plans).

        Tax and Accounting Matters.    We consider the tax and accounting impact of each type of compensation in determining the appropriate compensation structure. For tax purposes, annual compensation payable to the named executive officers generally must not exceed $1 million in the aggregate during any year to be fully deductible under Section 162(m) of the Internal Revenue Code. The Stock Incentive Plan is currently structured with the intention that stock option grants and perforamnce-based RSUs will qualify as "performance based" compensation that is not subject to the

$1 million deduction limit under Section 162(m). In order to compete effectively for the acquisition and retention of top executive talent, we believe that we must have the flexibility to pay salary, bonus and other compensation that may not be fully deductible under Section 162(m). Accordingly, the Compensation Committee retains the authority to authorize payments that may not be deductible under Section 162(m) if it believes that such payments are in the best interests of Pep Boys and our shareholders. All compensation paid to the named executive officers in fiscal 2011 was fully deductible.

Summary Compensation Table

        The following table provides information regarding the fiscal 2011 compensation for Pep Boys' CEO, CFO and the three other executive officers that received the highest compensation in fiscal 2011. These executives are referred to herein as the "named executive officers." As explained in our Compensation Discussion and Analysis, the compensation provided to our named executive officers consists of base salaries, short-term cash incentives, long-term equity incentives, retirement plan contributions and heath and welfare benefits.

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(a)	Option Awards ($)(b)	Non- Equity Incentive Plan Compensation ($)(c)	All Other Compensation ($)(d)	Total ($)
Michael R. Odell	2011	817,693	660,000	440,000	90,119	42,196	2,050,008
CEO(e)	2010	800,000	600,000	400,000	1,094,424	496,792	3,391,216
	2009	800,000	—	670,073	1,145,600	392,250	3,007,923
Raymond L. Arthur	2011	521,731	150,000	100,000	57,482	29,016	858,229
EVP—CFO	2010	500,000	120,000	80,000	513,012	298,655	1,511,667
	2009	500,000	—	68,885	607,313	317,544	1,493,742
William E. Shull III	2011	345,769	105,000	70,000	38,095	21,880	580,744
EVP—Stores(f)	2010	320,000	96,000	64,000	284,550	157,520	922,070
	2009	320,000	—	68,885	233,208	104,414	726,507
Scott A. Webb	2011	441,923	135,000	90,000	48,689	19,745	735,357
EVP—Merch. &	2010	400,000	120,000	80,000	355,688	120,547	1,076,235
Marketing(g)	2009	400,000	—	68,885	291,510	71,181	831,576
Joseph A. Cirelli	2011	314,235	69,000	46,000	20,773	18,291	468,298
SVP—Corporate	2010	302,509	69,000	46,000	186,229	135,601	739,339
Development	2009	300,020	—	38,748	218,647	121,819	679,234

(a)
Represents the grant date fair value calculated under ASC 718.

(b)
Represents the grant date fair value calculated under ASC 718.

(c)
Represents amounts earned under our Annual Incentive Compensation Plan in the year reported, that were paid, or payable but deferred at the executive officer's election, in the following fiscal year. For fiscal 2011, the amount reflected for Mr. Odell does not include $30,000 that he was otherwise entitled to receive, but declined. Such amount, at Mr. Odell's request, was allocated to an account set aside by Pep Boys to provide associates' children with educational scholarships and to provide hardship assistance to Pep Boys' associates.

(d)
For fiscal 2011, consists of the following dollar amounts:

	Odell	Arthur	Shull	Webb	Cirelli
Contributed (company match) under our Deferred Compensation Plan	24,024	11,496	7,619	4,869	4,155
Paid as dividend equivalents on time-based vesting RSUs	1,152	500	180	651	90
Paid as an auto allowance	16,000	16,000	13,500	13,500	13,500
Representing group term life insurance premiums	1,020	1,020	581	725	546
(e)
Mr. Odell joined Pep Boys on September 17, 2007 as Executive Vice President—Chief Operating Officer. Mr. Odell was appointed interim Chief Executive Officer on May 24, 2008, permanent Chief Executive Officer on September 22, 2008 and President & Chief Executive Officer on June 17, 2010.

(f)
Mr. Shull joined Pep Boys on September 2, 2008 as Senior Vice President—Stores and was promoted to Executive Vice President—Stores on June 17, 2010.

(g)
Mr. Webb joined Pep Boys on September 10, 2007 as Senior Vice President—Merchandising & Marketing and was promoted to Executive Vice President—Merchandising & Marketing on June 17, 2010.

Grants of Plan Based Awards

        The following table shows (i) potential payouts under our short-term incentive program assuming specified pre-established corporate objectives were achieved in fiscal 2011 and (ii) the customary annual equity grants made at the beginning of fiscal 2011 in respect of fiscal 2010 service.

						All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Grant Date Fair Value of Stock and Option Awards ($)(b)
		Estimated Potential Payouts Under Non-Equity Incentive Plan Awards(a)						Exercise or Base Price of Option Awards ($/Sh)
Name	Grant Date	Threshold ($)	Target ($)	Cash Cap ($)	Maximum ($)
Michael R. Odell	—	410,000	820,000	1,230,000	1,640,000	—	—	—	—
	03/29/11	—	—	—	—	—	81,331	12.30	440,000
	03/29/11	—	—	—	—	52,885	—	—	660,000
Raymond L. Arthur	—	196,875	393,750	590,625	787,500	—	—	—	—
	03/29/11	—	—	—	—	—	18,484	12.30	100,000
	03/29/11	—	—	—	—	12,019	—	—	150,000
William E. Shull III	—	131,250	262,500	393,750	525,000		—	—	—
	03/29/11	—	—	—	—	—	12,939	12.30	70,000
	03/29/11	—	—	—	—	8,413	—	—	105,000
Scott A. Webb	—	168,750	337,500	506,250	675,000		—	—	—
	03/29/11	—	—	—	—	—	16,636	12.30	90,000
	03/29/11	—	—	—	—	10,817	—	—	135,000
Joseph A. Cirelli	—	70,875	141,750	212,625	283,500		—	—	—
	03/29/11	—	—	—	—	—	8,503	12.30	46,000
	03/29/11	—	—	—	—	5,529	—	—	69,000

(a)
These columns reflect threshold, target, cash cap and maximum amounts that were potentially payable under our Annual Incentive Bonus Plan to our named executive officers if certain corporate targets pre-established by our Compensation Committee were achieved in fiscal 2011. See "Compensation Discussion and Analysis" for a full discussion of our Annual Incentive Bonus Plan and "Summary Compensation Table" for amounts actually earned in fiscal 2011.

(b)
Represents the grant-date fair value calculated under ASC 718.

Outstanding Equity Awards at Fiscal Year-End Table

        The following table shows information regarding unexercised stock options and unvested RSUs held by the named executive officers as of January 28, 2012.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Yet Vested ($)(a)
Michael R. Odell	6,000	0		14.7750	9/17/2014	—		—
	10,000	0		12.0600	2/28/2015	—		—
	266,666	133,334	(b)	3.1200	2/26/2016	—		—
	31,152	62,306	(c)	10.2700	3/30/2017	—		—
	0	81,331	(d)	12.3000	3/29/2018	—		—
	—	—		—	—	58,027	(e)	700,966
	—	—		—	—	52,885	(f)	638,851
Raymond L. Arthur	100,000	0		9.0950	5/01/2015	—		—
	26,667	13,333	(b)	3.1200	2/26/2016	—		—
	6,230	12,462	(c)	10.2700	3/30/2017	—		—
	0	18,484	(d)	12.3000	3/29/2018	—		—
	—	—		—	—	11,605	(e)	140,188
	—	—		—	—	12,019	(f)	145,190
William E. Shull	2,000	0		9.2550	9/02/2015	—		—
	26,667	13,333	(b)	3.1200	2/26/2016	—		—
	4,984	9,969	(c)	10.2700	3/30/2017	—		—
	0	12,939	(d)	12.3000	3/29/2018	—		—
	—	—		—	—	9,284	(e)	112,151
	—	—		—	—	8,413	(f)	101,629
Scott A. Webb	20,000	0		12.0600	2/28/2015	—		—
	26,667	13,333	(b)	3.1200	2/26/2016	—		—
	6,230	12,462	(c)	10.2700	3/30/2017	—		—
	0	16,636	(d)	12.3000	3/29/2018	—		—
	—	—		—	—	11,605	(e)	140,188
	—	—		—	—	10,817	(f)	130,669
Joseph A. Cirelli	20,000	0		16.1250	5/29/2012	—		—
	5,000	0		17.5400	2/25/2012	—		—
	1,500	0		15.8550	2/27/2013	—		—
	2,000	0		15.9650	2/15/2014	—		—
	2,000	0		12.0600	2/28/2015	—		—
	15,000	7,500	(b)	3.1200	2/26/2016	—		—
	3,582	7,166	(c)	10.2700	3/30/2017	—		—
	0	8,503	(d)	12.3000	3/29/2018	—		—
	—	—		—	—	6,673	(e)	80,610
	—	—		—	—	5,529	(f)	66,790

(a)
Based upon the closing price of a share of Pep Boys Stock on January 27, 2012 ($12.08).

(b)
Such options became exercisable on February 26, 2012.

(c)
One-half of such options became/become exercisable on each of March 30, 2012 and 2013.

(d)
One-third of such options became/become exercisable on each of March 29, 2012, 2013 and 2014.

(e)
Such RSUs will vest on February 2, 2013 if the Company achieves certain predetermined performance criteria.

(f)
Such RSUs will vest on February 1, 2014 if the Company achieves certain predetermined performance criteria.

Option Exercises and Stock Vested Table

        The following table shows information regarding stock options exercised by the named executive officers and RSUs held by the named executive officers that vested, during fiscal 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(a)
Michael R. Odell	—	—	12,805	132,020
Raymond L. Arthur	—	—	8,334	114,176
William E. Shull III	—	—	2,000	18,180
Scott A. Webb	—	—	10,573	116,039
Joseph A. Cirelli	—	—	3,000	39,150

(a)
Based upon the closing price of a share of Pep Boys Stock on the vesting date(s).

Pension Plans

        Qualified Defined Benefit Pension Plan.    We have a qualified defined benefit pension plan for all employees hired prior to February 2, 1992. Future benefit accruals on behalf of all participants were frozen under this plan as of December 31, 1996. Benefits payable under this plan are calculated based on the participant's compensation (base salary plus accrued bonus) over the last five years of the participant's employment by Pep Boys and the number of years of participation in the plan. Benefits payable under this plan are not subject to deduction for Social Security or other offset amounts. The maximum annual benefit for any employee under this plan is $20,000. Mr. Cirelli is the only named executive officer who participated in the qualified defined benefit pension plan in fiscal 2011. His accrued annualized benefit thereunder, at normal retirement age, is $19,162.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

        As explained in our Compensation Discussion and Analysis, set forth below is information regarding benefits under our non-qualified defined contribution plan (our Account Plan) and Deferred Compensation Plan for our named executive officers. The Account Plan is a retirement plan pursuant to which we make annual contributions based upon a named executive officer's age and then current compensation. In order to further assist our named executive officers with their retirement savings, the Deferred Compensation Plan allows participants to defer up to 20% of their annual salary and 100% of their annual bonus. In order to further encourage share ownership and more directly align the interests of named executive officers with that of our shareholders, the first 20% of an executive's bonus deferred into Pep Boys Stock is matched by the Company on a one-for-one basis with Pep Boys Stock that vests over three years.

Nonqualified Defined Contribution Plan (our Account Plan)

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Michael R. Odell	—	—	(411)	—	449,346
Raymond L. Arthur	—	—	2,489	—	407,624
William E. Shull	—	—	(335)	—	103,232
Scott A. Webb	—	—	(579)	—	174,971
Joseph A. Cirelli	—	—	1,975	—	143,620

Nonqualified Deferred Compensation Plan

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Michael R. Odell	24,024	24,024	(138,461)	74,291	1,021,260
Raymond L. Arthur	11,496	11,496	(69,252)	19,224	909,338
William E. Shull	7,619	7,619	(17,892)	7,382	438,894
Scott A. Webb	4,869	4,869	11,579	46,696	123,570
Joseph A. Cirelli	17,161	4,153	(14,338)	5,417	274,215

Employment Agreements With Named Executive Officers

        Change of Control Agreements.    We have agreements with each named executive officer that become effective upon a change of control of Pep Boys. Following a change of control, these employment agreements become effective for two years and provide these executives with positions and responsibilities, base and incentive compensation and benefits equal or greater to those provided immediately prior to the change of control. In addition, we are obligated to pay any excise tax imposed by Section 4999 of the Internal Revenue Code (a parachute payment excise tax) on a change of control payment made to a named executive officer. A trust agreement has been established to better assure the named executive officers of the satisfaction of Pep Boys' obligations under their employment agreements following a change of control. Upon a change of control, all outstanding but unvested stock options and RSUs held by our all of our associates (including the named executive officers) vest and become fully exercisable. For the purposes of these agreements, a change of control shall be deemed to have taken place if:

  •
  incumbent directors (those in place on, or approved by two-thirds of those in place on, the date of the execution of the agreements) cease to constitute a majority of our Board;

  •
  any person becomes the beneficial owner of 20% or more of our voting securities;

  •
  the consummation of business combination transaction, unless immediately thereafter (1) more than 50% of the voting power of the resulting entity is represented by our shareholders immediately prior to such transaction, (2) no person is the beneficial owner of more than 20% of the resulting entity's voting securities and (3) at least a majority of the directors of the resulting entity were incumbent directors;

  •
  a sale of all or substantially all of our assets;

  •
  the approval of a complete liquidation or dissolution of Pep Boys; or

  •
  such other events as the Board may designate.

        Non-Competition Agreements.    In exchange for a severance payment equal to one year's base salary upon the termination of their employment without cause, each of our named executive officers has agreed to customary covenants regarding, competition and confidentiality during their employment and for one year thereafter.

Potential Payments Upon Termination or Change of Control

        The following table shows information regarding the payments and benefits that each named executive officer would have received under his Non-Competition Agreement assuming that he was terminated without cause as of January 28, 2012.

Name	Cash Payment ($)
Michael R. Odell	820,000
Raymond L. Arthur	525,000
William E. Shull III	350,000
Scott A. Webb	450,000
Joseph A. Cirelli	315,020

        The following table shows information regarding the payments and benefits that each named executive officer would have received under his Change of Control Agreement assuming that he was terminated immediately upon a change of control as of January 29, 2012. In accordance with the terms of our Change of Control Agreements, the two times multiple set forth in the following table is reduced by 1/24th for each month that a named executive officer remains employed by the Company following a change of control (e.g. a named executive terminated twelve months following a change of control would receive half of the amounts set forth in the table).

Name	2X Base Salary ($)	2X Target Bonus ($)	2X Account Plan Contributions ($)	2X Health and Welfare Benefits ($)	Value of Accelerated Vesting of Outstanding Equity Awards ($)(a)	Total ($)
Michael R. Odell	1,640,000	1,640,000	524,800	75,225	2,647,263	6,527,288
Raymond L. Arthur	1,050,000	787,500	294,000	59,820	427,398	2,618,718
William E. Shull	700,000	455,000	115,500	58,160	351,287	1,679,947
Scott A. Webb	900,000	585,000	237,600	60,187	412,878	2,195,665
Joseph A. Cirelli	630,000	283,500	146,160	46,538	227,571	1,333,769

(a)
Represents the value of the accelerated vesting of all "in the money" stock options and RSUs at the closing price of a share of PBY Stock on January 27, 2012 ($12.08).

Involvement of Certain Legal Proceedings

        None of our directors or executive officers are currently involved, or have been involved during the last ten years, in a legal proceeding of the type required to be disclosed under Item 402 of Regulation S-K.

Compensation Committee Interlocks and Insider Participation

        Ms. Atkins and Messrs. Hotz and Mitarotonda are the current members of our Compensation Committee. None of these members is or has been an officer or employee of Pep Boys or has any relationship with Pep Boys requiring disclosure under Item 404 of SEC Regulation S-K. No executive officer of Pep Boys serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of Pep Boys' Board of Directors or Compensation Committee.

Compensation Committee Report

        We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based upon our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement and in Pep Boys' Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC.

        This report is submitted by M. Shân Atkins, Robert H. Hotz and James A. Mitarotonda.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information regarding the ownership of our common stock as of March 30, 2012 (or, in the case of known beneficial owners of more than five percent of our common stock other than our directors and executive officers, as of the date indicated in the respective footnotes below) for: (1) each director; (2) each of the named executive officers; (3) all of our executive officers and directors as a group; and (4) all those known by us to be beneficial owners of more than five percent of our common stock. Percentage of beneficial ownership is based on 52,761,355 shares of our common stock outstanding as of March 30, 2012 as adjusted pursuant to rules promulgated by the SEC.

	Shares of Common Stock
Name(2)	# of Shares	% of
North Run Capital, LP(3)	4,050,000	7.7%
North Run GP, LP
North Run Advisors, LLC
Todd B. Hammer
Thomas B. Ellis
One International Place, Suite 2401
Boston, MA 02110
BlackRock, Inc.(4)	4,444,654	8.4%
40 East 52nd Street
New York, NY 10022
Dimensional Fund Advisors LP(5)	4,072,323	7.7%
Palisades West, Building One, 6300 Bee Cave Road,
Austin, Texas, 78746
The Vanguard Group, Inc.—23-1945930(6)	2,722,976	5.2%
100 Vanguard Blvd.
Malvern, PA 19355
The Gores Group, LLC(7)	1,200,000	2.3%
0877 Wilshire Boulevard, 18th Floor
Los Angeles, CA 90024
Directors and Named Executive Officers
James A. Mitarotonda	1,385,852	2.6%
Michael R. Odell	681,195	1.3%
Raymond L. Arthur	292,747	*
Scott A. Webb	160,824	*
Joseph A. Cirelli	128,067	*
Nick White	95,149	*
William E. Shull III	84,251	*
Robert H. Hotz	76,695	*
James A. Williams	62,239	*
Jane Scaccetti	59,895	*
John T. Sweetwood	57,028	*
M. Shân Atkins	48,995	*
Irvin D. Reid	32,899	*
Directors and Executive Officers as a Group (15)	3,342,668	6.3%

*
Less than one percent (1%).

(1)
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options, restricted stock units, performance stock units and deferred stock units held by that person that are currently exercisable or become exercisable or vest, as applicable, within

  60 days of March 5, 2012 are considered to be beneficially owned by such person. Unless otherwise indicated in the footnotes, the person or entity named has sole voting power and sole dispositive power with respect to all shares indicated.

(2)
Unless otherwise indicated the address of each individual listed in this table is c/o The Pep Boys—Manny, Moe & Jack, Attention: Secretary, 3111 West Allegheny Avenue, Philadelphia, Pennsylvania 19132.

(3)
Information is based on the Schedule 13G/A filed on February 10, 2012 by North Run Advisors, LLC, North Run GP, LP, North Run Capital, LP, Todd B. Hammer and Thomas B. Ellis (the "North Run Reporting Persons"), which sets forth their beneficial ownership based on the number of shares of Pep Boys common stock outstanding as of November 25, 2011. The North Run Reporting Persons have shared voting power and shared dispositive power with respect to all of the 4,050,000 shares of common stock beneficially owned by them.

(4)
Information is based on the Schedule 13G/A filed on February 10, 2012 by BlackRock, Inc.

(5)
Information is based on the Schedule 13G filed on February 14, 2012 by Dimensional Fund Advisors LP. Dimensional Fund Advisors LP has sole voting power with respect to 3,982,565 shares of common stock beneficially owned and sole dispositive power with respect to 4,072,323 shares of common stock beneficially owned.

(6)
Information is based on the Schedule 13G filed on February 9, 2012 by The Vanguard Group, Inc.—23-1945930. The Vanguard Group, Inc.—23-1945930 has sole voting power with respect to 73,528 shares of common stock beneficially owned, sole dispositive power with respect to 2,649,448 shares of common stock beneficially owned and shared dispositive power with respect to 73,528 shares of common stock beneficially owned.

(7)
Information is based on the Schedule 13D filed on February 8, 2012 by The Gores Group, LLC. Pursuant to Section 13(d)(3) of the Securities Act of 1933, BlackRock, Inc. and/or entities controlled by BlackRock, Inc. and Gores and/or its affiliates may be considered to be a "group." The Gores Group, LLC disclaims any membership or participation in a "group" with BlackRock, Inc. and/or entities controlled by BlackRock, Inc. and further disclaims beneficial ownership of any shares of common stock beneficially owned by BlackRock, Inc. and/or entities controlled by BlackRock, Inc., including 4,452,170 shares of common stock believed to be beneficially owned by BlackRock, Inc.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Audit Committee, which is comprised of independent directors, has established a written Related Party Transaction Policy. Such policy provides that to help identify related-party transactions and relationships (i) all transactions between the Company and another party are reviewed by the Company's legal and finance departments prior to the execution of definitive transaction documents and (ii) each director and executive officer completes a questionnaire that requires the disclosure of any transaction or relationship that the person, or any member of his or her immediate family, has or will have with the Company. The full Board of Directors reviews and approves, ratifies or rejects any transactions and relationships of the nature that would be required to be disclosed under Item 404 of Regulation S-K. In reviewing any such related-party transaction or relationship, the Board considers such information as it deems important to determine whether the transaction is on reasonable and competitive terms and is fair to the Company. No such relationships or transactions of a nature required to be disclosed under Item 404 of Regulation S-K currently exist.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table summarizes the aggregate fees billed to us by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates.

Fiscal Year	2011	2010
Audit Fees	$1,475,383	$1,422,915
Audit-Related Fees	0	0
Tax Fees	$66,140	47,623
All Other Fees	0	0

Total	$1,541,523	$1,470,538

        Audit Fees.    Audit Fees billed in fiscal 2011 and fiscal 2010 consisted of (i) the audit of our annual financial statements, (ii) the audit of our internal control over financial reporting, (iii) the reviews of our quarterly financial statements and (iv) comfort letters, statutory and regulatory audits, consents and other services related to SEC matters.

        Tax Fees.    Tax Fees billed in fiscal 2011 and 2010 consisted of tax compliance services in connection with tax audits and appeals.

        The Audit Committee annually engages Pep Boys' independent registered public accounting firm and pre-approves, for the following fiscal year, their services related to the annual audit and interim quarterly reviews of Pep Boys' financial statements and all reasonably-related assurance and services. All non-audit services are considered for approval by the Audit Committee on an as-requested basis by Pep Boys. For fiscal 2011, the Audit Committee discussed the non-audit services with Deloitte & Touche LLP and management to determine that they were permitted under the rules and regulations concerning the independence of independent registered public accounting firms promulgated by the SEC and the American Institute of Certified Public Accountants. Following such discussions, the Audit Committee determined that the provision of such non-audit services was compatible with maintaining Deloitte & Touche LLP's independence.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:

		Page
1.	The following consolidated financial statements of The Pep Boys—Manny, Moe & Jack are included in Item 8
	Report of Independent Registered Public Accounting Firm	38
	Consolidated Balance Sheets—January 28, 2012 and January 29, 2011	39
	Consolidated Statements of Operations—Years ended January 28, 2012, January 29, 2011 and January 30, 2010	40
	Consolidated Statements of Stockholders' Equity—Years ended January 28, 2012, January 29, 2011 and January 30, 2010	41
	Consolidated Statements of Cash Flows—January 28, 2012, January 29, 2011 and January 30, 2010	42
	Notes to Consolidated Financial Statements	43
2.	The following consolidated financial statement schedule of The Pep Boys—Manny, Moe & Jack is included
	Schedule II Valuation and Qualifying Accounts and Reserves	118
	All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.
3.	Exhibits

(3.1)		Amended and Restated Articles of Incorporation	Incorporated by reference from the Company's 10-K dated February 14, 2009.

(3.2)		By-Laws amended and restated	Incorporated by reference from the Company's 8-K dated February 17, 2010.

(4.1)		Indenture, dated December 14, 2004, between the Company and Wachovia Bank, National Association, as trustee, including form of security.	Incorporated by reference from the Company's Form 8-K dated December 15, 2004.

(4.2)		Supplemental Indenture, dated December 14, 2004, between the Company and Wachovia Bank, National Association, as trustee.	Incorporated by reference from the Company's Form 8-K dated December 15, 2004.

(4.3)		Dividend Reinvestment and Stock Purchase Plan dated January 4, 1990	Incorporated by reference from the Registration Statement on Form S-3 (File No. 33-32857).
(10.1	)(1)	Medical Reimbursement Plan of the Company	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 31, 1982.
(10.2	)(1)	Form of Change of Control between the Company and certain officers of the Company.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 29, 2011.

(10.3	)(1)	Form of Non-Competition Agreement between the Company and certain officers of the Company.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 29, 2011.
(10.4	)(1)	The Pep Boys—Manny, Moe & Jack 1990 Stock Incentive Plan—Amended and Restated as of March 26, 2001.	Incorporated by reference from the Company's Form 10-K for the year ended February 1, 2003.
(10.5	)(1)	The Pep Boys—Manny, Moe & Jack 2009 Stock Incentive Plan.	Incorporated by reference from the Company's 8-K dated June 24, 2009.
(10.6	)(1)	The Pep Boys—Manny, Moe & Jack Pension Plan—Amended and Restated as of January 1, 2010.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 29, 2011.
(10.7	)(1)	Long-Term Disability Salary Continuation Plan amended and restated as of March 26, 2002.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 1, 2003.
(10.8	)(1)	Amendment and restatement as of January 1, 2010 of The Pep Boys Savings Plan.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 29, 2011.
(10.9	)(1)	Amendment and restatement as of September 3, 2002 of The Pep Boys Savings Plan—Puerto Rico.	Incorporated by reference from the Company's Form 10-Q for the quarter ended November 2, 2002.
(10.10	)(1)	The Pep Boys Deferred Compensation Plan, as amended and restated	Incorporated by reference from the Company's Form 8-K dated December 23, 2008.
(10.11	)(1)	The Pep Boys Annual Incentive Bonus Plan (amended and restated as of January 31, 2009)	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 31, 2009.
(10.12	)(1)	Account Plan	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 29, 2011.
(10.13	)(1)	Flexible Employee Benefits Trust	Incorporated by reference from the Company's Form 8-K filed May 6, 1994.
(10.14	)(1)	The Pep Boys Grantor Trust Agreement	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 3, 2007.

(10.15)		Credit Agreement, dated January 16, 2009, by and among the Company, as Lead Borrower, Bank of America, N.A., as Administrative Agent and the other parties thereto.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 29, 2011.

(10.16)		Amended and Restated Credit Agreement, dated October 27, 2006, among the Company, Wachovia Bank, National Association, as Administrative Agent, and the other parties thereto.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 29, 2011.

(10.17)		First Amendment dated February 15, 2007 to Amended and Restated Credit Agreement, dated October 27, 2006, among the Company, Wachovia Bank, National Association, as Administrative Agent, and the other parties thereto.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 29, 2011.

(10.18)		Second Amendment dated April 5, 2011 to Amended and Restated Credit Agreement, dated October 27, 2006, among the Company, Wachovia Bank, National Association, as Administrative Agent, and the other parties thereto.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 29, 2011.

(12.00)		Computation of Ratio of Earnings to Fixed Charges	Filed herewith

(21)		Subsidiaries of the Company	Incorporated by reference from the Company's Form 10-Q for the quarter ended April 30, 2011.

(23)		Consent of Independent Registered Public Accounting Firm	Filed herewith

(31.1)		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(31.2)		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32.1)		Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32.2)		Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
(101.INS	)(2)	XBRL Instance Document	Filed herewith
(101.SCH	)(2)	XBRL Taxonomy Extension Schema Document	Filed herewith
(101.CAL	)(2)	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
(101.LAB	)(2)	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith
(101.PRE	)(2)	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

(101.DEF	)(2)	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

(1)
Management contract or compensatory plan or arrangement.

(2)
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except to the extent expressly set forth by specific reference in such filing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 11, 2012	THE PEP BOYS—MANNY, MOE & JACK (REGISTRANT)
	By:	/s/ RAYMOND L. ARTHUR Raymond L. Arthur Executive Vice President and Chief Financial Officer (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MICHAEL R. ODELL Michael R. Odell	President and Chief Executive Officer; Director (Principal Executive Officer)	April 11, 2012
/s/ RAYMOND L. ARTHUR Raymond L. Arthur	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 11, 2012
/s/ SANJAY SOOD Sanjay Sood	Vice President and Corporate Controller (Chief Accounting Officer)	April 11, 2012
/s/ ROBERT H. HOTZ Robert H. Hotz	Chairman of the Board	April 11, 2012
/s/ M. SHÂN ATKINS M. Shân Atkins	Director	April 11, 2012
/s/ JAMES MITAROTONDA James Mitarotonda	Director	April 11, 2012
/s/ DR. IRVIN D. REID Dr. Irvin D. Reid	Director	April 11, 2012

Signature	Capacity	Date

/s/ JANE SCACCETTI Jane Scaccetti	Director	April 11, 2012
/s/ JOHN T. SWEETWOOD John T. Sweetwood	Director	April 11, 2012
/s/ NICK WHITE Nick White	Director	April 11, 2012
/s/ JAMES A. WILLIAMS James A. Williams	Director	April 11, 2012

FINANCIAL STATEMENT SCHEDULES FURNISHED PURSUANT TO
THE REQUIREMENTS OF FORM 10-K

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(dollar amounts in thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions(1)	Balance at End of Period
	(in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended January 28, 2012	$1,551	$2,434	$—	$2,682	$1,303
Year ended January 29, 2011	$1,488	$2,595	$—	$2,532	$1,551
Year ended January 30, 2010	$1,912	$1,705	$—	$2,129	$1,488

(1)
Uncollectible accounts written off.

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(2)	Deductions(2)	Balance at End of Period
	(in thousands)
SALES RETURNS AND ALLOWANCES:
Year ended January 28, 2012	$1,056	$—	$61,425	$61,708	$773
Year ended January 29, 2011	$1,031	$—	$60,740	$60,715	$1,056
Year ended January 30, 2010	$1,144	$—	$60,603	$60,716	$1,031

(2)
Sales return and allowance activity is recorded through a reduction of merchandise sales and costs of merchandise sales.