Form 10-Q
period 2012-04-28
PEP BOYS MANNY MOE & JACK
filed 2012-06-07
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 28, 2012

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

As of May 25, 2012, there were 52,851,617 shares of the registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1  CONSOLIDATED FINANCIAL STATEMENTS

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

(unaudited)

	April 28, 2012	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$99,439	$58,244
Accounts receivable, less allowance for uncollectible accounts of $1,289 and $1,303	22,542	25,792
Merchandise inventories	627,314	614,136
Prepaid expenses	26,077	26,394
Other current assets	57,197	59,979
Total current assets	832,569	784,545

Property and equipment - net	688,909	696,339
Goodwill	46,917	46,917
Deferred income taxes	67,745	72,870
Other long-term assets	32,393	33,108
Total assets	$1,668,533	$1,633,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$261,834	$243,712
Trade payable program liability	100,414	85,214
Accrued expenses	228,675	221,705
Deferred income taxes	62,627	66,208
Current maturities of long-term debt	1,079	1,079
Total current liabilities	654,629	617,918

Long-term debt less current maturities	293,773	294,043
Other long-term liabilities	75,391	77,216
Deferred gain from asset sales	137,110	140,273
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	295,411	296,462
Retained earnings	424,083	423,437
Accumulated other comprehensive loss	(16,275)	(17,649)
Treasury stock, at cost — 15,716,914 shares and 15,803,322 shares	(264,146)	(266,478)
Total stockholders’ equity	507,630	504,329
Total liabilities and stockholders’ equity	$1,668,533	$1,633,779

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(dollar amounts in thousands, except per share amounts)

(unaudited)

Thirteen weeks ended	April 28, 2012	April 30, 2011
Merchandise sales	$412,332	$408,627
Service revenue	112,272	104,913
Total revenues	524,604	513,540
Costs of merchandise sales	290,856	285,329
Costs of service revenue	106,096	93,089
Total costs of revenues	396,952	378,418
Gross profit from merchandise sales	121,476	123,298
Gross profit from service revenue	6,176	11,824
Total gross profit	127,652	135,122
Selling, general and administrative expenses	119,710	108,900
Net (loss) gain from dispositions of assets	(2)	89
Operating profit	7,940	26,311
Non-operating income	470	587
Interest expense	6,516	6,497
Earnings from continuing operations before income taxes and discontinued operations	1,894	20,401
Income tax expense	760	7,996
Earnings from continuing operations before discontinued operations	1,134	12,405
Loss from discontinued operations, net of tax	(72)	(37)
Net earnings	1,062	12,368

Basic earnings per share:
Earnings from continuing operations before discontinued operations	$0.02	$0.23
Loss from discontinued operations, net of tax	—	—
Basic earnings per share	$0.02	$0.23

Diluted earnings per share:
Earnings from continuing operations before discontinued operations	$0.02	$0.23
Loss from discontinued operations, net of tax	—	—
Diluted earnings per share	$0.02	$0.23

Other comprehensive income:
Defined benefit plan adjustment, net of tax	354	220
Derivative financial instruments adjustment, net of tax	1,020	515
Other comprehensive income	1,374	735
Comprehensive income	$2,436	$13,103

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

Thirteen weeks ended	April 28, 2012	April 30, 2011
Cash flows from operating activities:
Net earnings	$1,062	$12,368
Adjustments to reconcile net earnings to net cash provided by continuing operations:
Loss from discontinued operations, net of tax	72	37
Depreciation and amortization	19,938	19,884
Amortization of deferred gain from asset sales	(3,163)	(3,143)
Stock compensation expense	652	638
Deferred income taxes	719	4,458
Net loss (gain) from disposition of assets	2	(89)
Other	(85)	(63)
Changes in assets and liabilities, net of the effects of acquisitions:
Decrease in accounts receivable, prepaid expenses and other	7,124	7,406
Increase in merchandise inventories	(13,178)	(13,323)
Increase in accounts payable	18,122	21,223
Increase (decrease) in accrued expenses	6,385	(8,242)
Increase (decrease) in other long-term liabilities	466	(2,458)
Net cash provided by continuing operations	38,116	38,696
Net cash used in discontinued operations	(106)	(66)
Net cash provided by operating activities	38,010	38,630

Cash flows from investing activities:
Capital expenditures	(11,940)	(18,123)
Proceeds from dispositions of assets	—	89
Premiums paid on life insurance policies	—	(741)
Collateral investment	—	(4,763)
Other	—	(144)
Net cash used in investing activities	(11,940)	(23,682)

Cash flows from financing activities:
Borrowings under line of credit agreements	524	1,067
Payments under line of credit agreements	(524)	(1,067)
Borrowings on trade payable program liability	42,722	24,589
Payments on trade payable program liability	(27,522)	(27,816)
Debt payments	(270)	(270)
Dividends paid	—	(1,585)
Other	195	268
Net cash provided by (used in) financing activities	15,125	(4,814)
Net increase in cash and cash equivalents	41,195	10,134
Cash and cash equivalents at beginning of period	58,244	90,240
Cash and cash equivalents at end of period	$99,439	$100,374

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,227	$57
Cash paid for interest	$2,940	$2,885
Non-cash investing activities:
Accrued purchases of property and equipment	$1,970	$993

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements.” It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012. The results of operations for the thirteen weeks ended April 28, 2012 are not necessarily indicative of the operating results for the full fiscal year.

The consolidated financial statements presented herein are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of April 28, 2012 and for all periods presented have been made.

The Company’s fiscal year ends on the Saturday nearest January 31. Accordingly, references to fiscal years 2012 and 2011 refer to the year ending February 2, 2013 and the year ended January 28, 2012, respectively.

The Company operated 738 store locations at April 28, 2012, of which 232 were owned and 506 were leased.

NOTE 2—NEW ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. The adoption of ASU 2011-04 did not have a material impact on the consolidated financial statements.

In June of 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 was issued to improve the comparability of financial reporting between U.S. GAAP and International Financial Reporting Standards, and eliminates previous U.S. GAAP guidance that allowed an entity to present components of other comprehensive income (“OCI”) as part of its statement of changes in shareholders’ equity. With the issuance of ASU 2011-05, companies are now required to report all components of OCI either in a single continuous statement of total comprehensive income, which includes components of both OCI and net income, or in a separate statement appearing consecutively with the statement of income. ASU 2011-05 does not affect current guidance for the accounting of the components of OCI, or which items are included within total comprehensive income, and is effective for periods beginning after December 15, 2011. On December 23, 2011, the FASB issued ASU 2011-12, which indefinitely defers the provision in ASU 2011-05 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statements in which net income is presented and the statement in which OCI is presented. The other provisions in ASU 2011-05 are unaffected by the deferral. The adoption of ASU 2011-05 affected presentation only and therefore did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350) —Testing Goodwill for Impairment” (“ASU 2011-08”). The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-08 will not have a material impact on the consolidated financial statements.

NOTE 3—MERCHANDISE INVENTORIES

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (“FIFO”) method of costing inventory had been used by the Company, inventory would have been $554.1 million and $536.4 million as of April 28, 2012 and January 28, 2012, respectively.

The Company’s inventory, consisting primarily of automotive parts and accessories, is used on vehicles. Because of the relatively long lives of vehicles, along with historical experiences of returning most excess inventory to vendors for full credit, the risk of obsolescence is minimal. The Company establishes a reserve for excess inventory for instances where less than full credit will be received for such returns or where the Company anticipates items will be sold at retail prices that are less than recorded costs. The reserve is based on management’s judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where the Company received less than full credit from vendors for product returns. The Company also provides for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program. The Company’s inventory adjustments for these matters were approximately $4.4 million and $4.6 million at April 28, 2012 and January 28, 2012, respectively.

NOTE 4—PROPERTY AND EQUIPMENT

The Company’s property and equipment as of April 28, 2012 and January 28, 2012 was as follows:

(dollar amounts in thousands)	April 28, 2012	January 28, 2012

Property and equipment
Land	$204,023	$204,023
Buildings and improvements	880,733	875,999
Furniture, fixtures and equipment	730,700	723,938
Construction in progress	3,772	3,279
Accumulated depreciation and amortization	(1,130,319)	(1,110,900)
Property and equipment — net	$688,909	$696,339

NOTE 5—WARRANTY RESERVE

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

The reserve for warranty cost activity for the thirteen weeks ended April 28, 2012 and the fifty-two weeks ended January 28, 2012 is as follows:

(dollar amounts in thousands)	April 28, 2012	January 28, 2012
Beginning balance	$673	$673

Additions related to current period sales	2,804	12,122

Warranty costs incurred in current period	(2,804)	(12,122)

Ending balance	$673	$673

NOTE 6—DEBT AND FINANCING ARRANGEMENTS

The following are the components of debt and financing arrangements:

(dollar amounts in thousands)	April 28, 2012	January 28, 2012
7.50% Senior Subordinated Notes, due December 2014	$147,565	$147,565
Senior Secured Term Loan, due October 2013	147,287	147,557
Revolving Credit Agreement, through January 2016	—	—
Long-term debt	294,852	295,122
Current maturities	(1,079)	(1,079)
Long-term debt less current maturities	$293,773	$294,043

As of April 28, 2012, 126 stores collateralized the Senior Secured Term Loan.

The Company’s ability to borrow under its Revolving Credit Agreement is based on a specific borrowing base consisting of inventory and accounts receivable. The interest rate on this credit line is daily LIBOR plus 2.00% to 2.50% based upon the then current availability under the Agreement. As of April 28, 2012, there were no outstanding borrowings under this agreement and $29.6 million of availability was utilized to support outstanding letters of credit. Taking this into account and the borrowing base requirements, as of April 28, 2012, there was $189.4 million of availability remaining.

Several of the Company’s debt agreements require compliance with covenants. The most restrictive of these covenants, an earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement, is triggered if the Company’s availability under its Revolving Credit Agreement drops below $50.0 million. As of April 28, 2012, the Company was in compliance with all financial covenants contained in its debt agreements.

Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange and are considered a level 2 measure under the fair value hierarchy. The estimated fair value of long-term debt including current maturities was $296.1 million and $293.6 million as of April 28, 2012 and January 28, 2012, respectively.

NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are:

(dollar amounts in thousands)	April 28, 2012	January 28, 2012

Defined benefit plan adjustment, net of tax	$(9,342)	$(9,696)
Derivative financial instrument adjustment, net of tax	(6,933)	(7,953)
Accumulated other comprehensive loss	$(16,275)	$(17,649)

NOTE 8—EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for earnings from continuing operations and net earnings:

	Thirteen Weeks Ended
(dollar amounts in thousands, except per share amounts)	April 28, 2012	April 30, 2011

(a) Earnings from continuing operations	$1,134	$12,405

Loss from discontinued operations, net of tax	(72)	(37)

Net earnings	$1,062	$12,368

(b) Basic average number of common shares outstanding during period	53,071	52,881

Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	878	685

(c) Diluted average number of common shares assumed outstanding during period	53,949	53,566

Basic earnings per share:
Earnings from continuing operations (a/b)	$0.02	$0.23
Discontinued operations, net of tax	—	—
Basic earnings per share	$0.02	$0.23

Diluted earnings per share:
Earnings from continuing operations (a/c)	$0.02	$0.23
Discontinued operations, net of tax	—	—
Diluted earnings per share	$0.02	$0.23

At April 28, 2012 and April 30, 2011, respectively, there were 2,654,000 and 2,717,000 outstanding options and restricted stock units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total number of such shares excluded from the diluted earnings per share calculation are 299,000 and 773,000 for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.

NOTE 9—BENEFIT PLANS

The Company has a qualified 401(k) savings plan and a separate plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company also maintains a non-qualified defined contribution Supplemental Executive Retirement Plan (the “Account Plan”) for key employees designated by the Board of Directors. The Company’s contribution to these plans for fiscal 2012 is contingent upon meeting certain performance metrics. The Company did not record any contribution expense for these plans in the first quarter of 2012 or 2011.

The Company also has a frozen defined benefit pension plan covering the Company’s full-time employees hired on or before February 1, 1992. The Company’s expense for its pension plan follows:

	Thirteen weeks ended
(dollar amounts in thousands)	April 28, 2012	April 30, 2011

Interest cost	$619	$651
Expected return on plan assets	(704)	(651)
Amortization of net loss	566	351
Net periodic benefit cost	$481	$351

The Plan is subject to minimum funding requirements of the Employee Retirement Income Security Act of 1974 as amended. While the Company had no minimum funding requirement during fiscal 2011, it made a $3.0 million discretionary contribution to the defined benefit pension plan on April 28, 2011.  There were no discretionary contributions made during the first quarter of 2012.

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

NOTE 10—FAIR VALUE MEASUREMENTS AND DERIVATIVES

The Company’s fair value measurements consist of (a) financial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all non-recurring non-financial assets and liabilities.

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

The following table provides information by level for assets and liabilities that are measured at fair value, on a recurring basis:

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	April 28, 2012	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$99,439	$99,439	$—	$—
Collateral investments (1)	17,276	17,276	—	—
Rabbi trust assets (1)	3,696	—	3,696	—
Liabilities:
Other liabilities
Derivative liability (2)	10,929	—	10,929	—

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	January 28, 2012	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$58,244	$58,244	$—	$—
Collateral investments (1)	17,276	17,276	—	—
Rabbi trust assets (1)	3,576	—	3,576	—
Liabilities:
Other liabilities
Derivative liability (2)	12,540	—	12,540	—

(1) included in other long-term assets

(2) included in other long-term liabilities

As of January 28, 2012 the Company invested $17.3 million in restricted accounts as collateral for its retained liabilities included within existing insurance programs in lieu of previously outstanding letters of credit, of which $4.8 million was invested during the first quarter of fiscal year 2011.

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

The table below shows the effect of the Company’s interest rate swap on the consolidated financial statements for the periods indicated:

(dollar amounts in thousands)	Amount of Gain in Other Comprehensive Income (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion) (a)
Thirteen weeks ended April 28, 2012	$1,007	Interest expense	$(1,654)
Thirteen weeks ended April 30, 2011	$498	Interest expense	$(1,719)

(a) represents the effective portion of the loss reclassified from accumulated other comprehensive loss

The fair value of the derivative was $10.9 million and $12.5 million payable at April 28, 2012 and January 28, 2012, respectively. Of the $1.6 million decrease in the fair value during the thirteen weeks ended April 28, 2012, $1.0 million net of tax was recorded to accumulated other comprehensive loss on the consolidated balance sheet.

Non-financial assets measured at fair value on a non-recurring basis:

Certain assets are measured at fair value on a non-recurring basis, that is, the assets are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment. These measures of fair value, and related inputs, are considered level 2 or level 3 measures under the fair value hierarchy. There were no remeasurements of non-financial assets in the first quarter of 2012 or 2011.

NOTE 11—LEGAL MATTERS

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

NOTE 12—MERGER UPDATE

On May 29, 2012, the Company, Auto Acquisition Company, LLC, a Delaware limited liability company (“Parent”), Auto Mergersub, Inc., a Delaware corporation (“Merger Sub”), and The Gores Group, LLC, a Delaware limited liability company (“Gores”), entered into a Settlement Agreement (the “Settlement Agreement”) relating to the previously announced Agreement and Plan of Merger, dated as of January 29, 2012, by and among the Company, Parent and Merger Sub (the “Merger Agreement”).  The Settlement Agreement provides for, among other things: (i) the termination of the Merger Agreement and the related financing commitments from Gores Capital Partners II, L.P. and Gores Capital Partners III, L.P.; (ii) Parent’s agreement to pay a $50.0 million fee to the Company and reimburse the Company for certain of its merger related expenses; and (iii) mutual releases of the parties. Each of Gores Capital Partners II, L.P. and Gores Capital Partners III, L.P. , investment funds affiliated with Gores, have entered into guarantee agreements in favor of the Company pursuant to which each fund has agreed to guarantee its pro rata portion of amounts payable by Parent under the Settlement Agreement.

NOTE 13—SUPPLEMENTAL GUARANTOR INFORMATION

The Company’s Notes are fully and unconditionally and joint and severally guaranteed by certain of the Company’s direct and indirectly wholly-owned subsidiaries—namely, The Pep Boys Manny Moe & Jack of California, The Pep Boys—Manny Moe & Jack of Delaware, Inc. (the “Pep Boys of Delaware”); Pep Boys—Manny Moe & Jack of Puerto Rico, Inc.; Tire Stores Group Holding Corporation (on and after May 5, 2011); Big 10 Tire Stores, LLC (on and after May 5, 2011), (collectively, the “Subsidiary Guarantors”). The Notes are not guaranteed by the Company’s wholly owned subsidiary, Colchester Insurance Company.

The following consolidating information presents, in separate columns, the condensed consolidating balance sheets as of April 28, 2012 and January 28, 2012 and the related condensed consolidating statements of operations and comprehensive income for the thirteen weeks ended April 28, 2012 and April 30, 2011 and condensed consolidating statements of cash flows for the thirteen weeks ended April 28, 2012 and April 30, 2011 for (i) the Company (“Pep Boys”) on a parent only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Subsidiary Guarantors on a combined basis, (iii) the subsidiary of the Company that does not guarantee the Notes, and (iv) the Company on a consolidated basis. The Company made an immaterial adjustment to the January 29, 2011 amounts reported for cash, intercompany receivables and intercompany liabilities to account for certain intercompany borrowing activity between Pep Boys and a subsidiary guarantor, which affected net cash provided by (used in) financing activities for the thirteen weeks ended April 30, 2011.

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

As of April 28, 2012	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$27,764	$61,170	$10,505	$—	$99,439
Accounts receivable, net	10,664	11,878	—	—	22,542
Merchandise inventories	221,428	405,886	—	—	627,314
Prepaid expenses	12,806	14,701	10,921	(12,351)	26,077
Other current assets	1,803	—	60,235	(4,841)	57,197
Total current assets	274,465	493,635	81,661	(17,192)	832,569
Property and equipment—net	246,121	431,278	30,006	(18,496)	688,909
Investment in subsidiaries	2,188,204	—	—	(2,188,204)	—
Intercompany receivables	—	1,377,856	75,537	(1,453,393)	—
Goodwill	2,549	44,368	—	—	46,917
Deferred income taxes	16,586	51,159	—	—	67,745
Other long-term assets	30,480	1,913	—	—	32,393
Total assets	$2,758,405	$2,400,209	$187,204	$(3,677,285)	$1,668,533
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$261,834	$—	$—	$—	$261,834
Trade payable program liability	100,414	—	—	—	100,414
Accrued expenses	24,543	62,227	154,256	(12,351)	228,675
Deferred income taxes	25,985	41,483	—	(4,841)	62,627
Current maturities of long-term debt	1,079	—	—	—	1,079
Total current liabilities	413,855	103,710	154,256	(17,192)	654,629
Long-term debt less current maturities	293,773	—	—	—	293,773
Other long-term liabilities	29,496	45,895	—	—	75,391
Deferred gain from asset sales	60,258	95,348	—	(18,496)	137,110
Intercompany liabilities	1,453,393	—	—	(1,453,393)	—
Total stockholders’ equity	507,630	2,155,256	32,948	(2,188,204)	507,630
Total liabilities and stockholders’ equity	$2,758,405	$2,400,209	$187,204	$(3,677,285)	$1,668,533

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

As of January 28, 2012	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$22,740	$27,181	$8,323	$—	$58,244
Accounts receivable, net	14,566	11,226	—	—	25,792
Merchandise inventories	214,584	399,552	—	—	614,136
Prepaid expenses	12,945	16,873	14,996	(18,420)	26,394
Other current assets	606	—	64,214	(4,841)	59,979
Total current assets	265,441	454,832	87,533	(23,261)	784,545
Property and equipment—net	243,108	441,645	30,177	(18,591)	696,339
Investment in subsidiaries	2,176,992	—	—	(2,176,992)	—
Intercompany receivables	—	1,389,910	82,206	(1,472,116)	—
Goodwill	2,549	44,368	—	—	46,917
Deferred income taxes	20,468	52,402	—	—	72,870
Other long-term assets	31,068	2,040	—	—	33,108
Total assets	$2,739,626	$2,385,197	$199,916	$(3, 690,960)	$1,633,779
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243,712	$—	$—	$—	$243,712
Trade payable program liability	85,214	—	—	—	85,214
Accrued expenses	17,887	55,527	166,711	(18,420)	221,705
Deferred income taxes	29,383	41,666	—	(4,841)	66,208
Current maturities of long-term debt	1,079	—	—	—	1,079
Total current liabilities	377,275	97,193	166,711	(23,261)	617,918
Long-term debt less current maturities	294,043	—	—	—	294,043
Other long-term liabilities	30,540	46,676	—	—	77,216
Deferred gain from asset sales	61,323	97,541	—	(18,591)	140,273
Intercompany liabilities	1,472,116	—	—	(1,472,116)	—
Total stockholders’ equity	504,329	2,143,787	33,205	(2,176,992)	504,329
Total liabilities and stockholders’ equity	$2,739,626	$2,385,197	$199,916	$(3,690,960)	$1,633,779

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

		Subsidiary	Subsidiary Non-	Consolidation /
Thirteen Weeks Ended April 28, 2012	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise sales	$136,583	$275,749	$—	$—	$412,332
Service revenue	38,041	74,231	—	—	112,272
Other revenue	—	—	6,159	(6,159)	—
Total revenues	174,624	349,980	6,159	(6,159)	524,604
Costs of merchandise sales	97,710	193,606	—	(460)	290,856
Costs of service revenue	34,286	71,857	—	(47)	106,096
Costs of other revenue	—	—	6,572	(6,572)	—
Total costs of revenues	131,996	265,463	6,572	(7,079)	396,952
Gross profit from merchandise sales	38,873	82,143	—	460	121,476
Gross profit from service revenue	3,755	2,374	—	47	6,176
Gross profit from other revenue	—	—	(413)	413	—
Total gross profit	42,628	84,517	(413)	920	127,652
Selling, general and administrative expenses	38,937	80,447	84	242	119,710
Net loss from dispositions of assets	—	(2)	—	—	(2)
Operating profit (loss)	3,691	4,068	(497)	678	7,940
Non-operating (expense) income	(4,108)	15,959	678	(12,059)	470
Interest expense (income)	17,660	759	(522)	(11,381)	6,516
(Loss) earnings from continuing operations before income taxes	(18,077)	19,268	703	—	1,894
Income tax (benefit) expense	(7,244)	7,722	282	—	760
Equity in earnings of subsidiaries	11,890	—	—	(11,890)	—
Net earnings from continuing operations	1,057	11,546	421	(11,890)	1,134
Discontinued operations, net of tax	5	(77)	—	—	(72)
Net earnings	$1,062	$11,469	$421	$(11,890)	$1,062

Other comprehensive income
Defined benefit plan adjustment	354	—	—	—	354
Derivative financial instruments adjustment	1,020	—	—	—	1,020
Other comprehensive income	1,374	—	—	—	1,374
Comprehensive income	$2,436	$11,469	$421	$(11,890)	$2,436

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

		Subsidiary	Subsidiary Non-	Consolidation /
Thirteen Weeks Ended April 30, 2011	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise sales	$141,381	$267,246	$—	$—	$408,627
Service revenue	38,535	66,378	—	—	104,913
Other revenue	—	—	5,734	(5,734)	—
Total revenues	179,916	333,624	5,734	(5,734)	513,540
Costs of merchandise sales	99,173	186,563	—	(407)	285,329
Costs of service revenue	33,088	60,039	—	(38)	93,089
Costs of other revenue	—	—	5,826	(5,826)	—
Total costs of revenues	132,261	246,602	5,826	(6,271)	378,418
Gross profit from merchandise sales	42,208	80,683	—	407	123,298
Gross profit from service revenue	5,447	6,339	—	38	11,824
Gross profit from other revenue	—	—	(92)	92	—
Total gross profit	47,655	87,022	(92)	537	135,122
Selling, general and administrative expenses	37,824	71,069	86	(79)	108,900
Net gain from dispositions of assets	—	89	—	—	89
Operating profit (loss)	9,831	16,042	(178)	616	26,311
Non-operating (expense) income	(4,275)	16,069	616	(11,823)	587
Interest expense (income)	17,325	901	(522)	(11,207)	6,497
(Loss) earnings from continuing operations before income taxes	(11,769)	31,210	960	—	20,401
Income tax (benefit) expense	(4,614)	12,233	377	—	7,996
Equity in earnings of subsidiaries	19,531	—	—	(19,531)	—
Net earnings from continuing operations	12,376	18,977	583	(19,531)	12,405
Discontinued operations, net of tax	(8)	(29)	—	—	(37)
Net earnings	$12,368	$18,948	$583	$(19,531)	$12,368

Other comprehensive income
Defined benefit plan adjustment	220	—	—	—	220
Derivative financial instruments adjustment	515	—	—	—	515
Other comprehensive income	735	—	—	—	735
Comprehensive income	$13,103	$18,948	$583	$(19,531)	$13,103

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

Thirteen Weeks Ended April 28, 2012	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated

Net earnings	$1,062	$11,469	$421	$(11,890)	$1,062
Adjustments to Reconcile Net Earnings to Net Cash (Used In) Provided By Continuing Operations	(4,431)	11,183	171	11,212	18,135
Changes in operating assets and liabilities	22,271	1,049	(4,401)	—	18,919
Net cash provided by (used in) continuing operations	18,902	23,701	(3,809)	(678)	38,116
Net cash used in discontinued operations	(5)	(101)	—	—	(106)
Net Cash (Used in) Provided by Operating Activities	18,897	23,600	(3,809)	(678)	38,010

Net Cash Used in Investing Activities	(7,055)	(4,885)	—	—	(11,940)

Net Cash (Used in) Provided by Financing Activities	(6,818)	15,274	5,991	678	15,125

Net Increase in Cash	5,024	33,989	2,182	—	41,195
Cash and Cash Equivalents at Beginning of Period	22,740	27,181	8,323	—	58,244
Cash and cash equivalents at end of period	$27,764	$61,170	$10,505	$—	$99,439

Thirteen Weeks Ended April 30, 2011	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated

Net earnings	$12,368	$18,948	$583	$(19,531)	$12,368
Adjustments to Reconcile Net Earnings to Net Cash (Used In) Provided By Continuing Operations	(10,555)	13,169	193	18,915	21,722
Changes in operating assets and liabilities	16,980	(6,587)	(5,787)	—	4,606
Net cash provided by (used in) continuing operations	18,793	25,530	(5,011)	(616)	38,696
Net cash (used in) discontinued operations	(37)	(29)	—	—	(66)
Net Cash Provided by (Used in) Operating Activities	18,756	25,501	(5,011)	(616)	38,630

Net Cash Used in Investing Activities	(14,323)	(9,359)	—	—	(23,682)

Net Cash Provided by (Used in) Financing Activities	16,486	(27,013)	5,097	616	(4,814)

Net Increase (Decrease) in Cash	20,919	(10,871)	86	—	10,134
Cash and Cash Equivalents at Beginning of Period	37,912	42,779	9,549	—	90,240
Cash and cash equivalents at end of period	$58,831	$31,908	$9,635	$—	$100,374

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis explains the results of operations for the first fiscal quarter of 2012 and 2011 and significant developments affecting our financial condition for the three months ended April 28, 2012. This discussion and analysis should be read in conjunction with the consolidated interim financial statements and the notes to such consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

INTRODUCTION

The Pep Boys—Manny, Moe & Jack is the leading national chain offering automotive service, tires, parts and accessories. This positioning allows us to streamline the distribution channel and pass the savings on to our customers facilitating our vision to be the automotive solutions provider of choice for the value-oriented customer. The majority of our stores are in a Supercenter format, which serves both “do-it-for-me” (“DIFM”, which includes service labor, installed merchandise and tires) and “do-it-yourself” (“DIY”) customers with the highest quality service offerings and merchandise. Most of our Supercenters also have a commercial sales program that provides delivery of tires, parts and other products to automotive repair shops and dealers. In 2009, as part of our long-term strategy to lead with automotive service, we began complementing our existing Supercenters store base with Service & Tire Centers. These Service & Tire Centers are designed to capture market share and leverage our existing Supercenters and support infrastructure. This growth will occur both organically and through acquisitions. The growth is targeted at existing markets, but may include new markets opportunistically. Acquisitions will be used to accelerate growth in markets where the Company is under-penetrated.

In the first quarter of fiscal 2012, we opened four Service & Tire Centers and closed four others whose leases expired and were not renewed. We are targeting a total of 30 new Service & Tire Centers and 10 Supercenters in fiscal 2012. As of April 28, 2012, we operated 562 Supercenters and 169 Service & Tire Centers, as well as seven legacy Pep Boys Express (retail only) stores throughout 35 states and Puerto Rico.

EXECUTIVE SUMMARY

Net earnings for the first quarter of 2012 were $1.1 million, an $11.3 million decline from the $12.4 million reported for the first quarter of 2011. The decrease in profitability was primarily due to lower comparable store revenues combined with lower total gross profit margins, and higher selling, general and administrative expenses. Our diluted earnings per share were $0.02 for the first quarter of 2012, compared to the $0.23 for same period in the prior year.

Total revenue increased for the first quarter of 2012 by 2.2%, or $11.1 million, as compared to the same period of the prior year as a result of our growth strategy. This increase in total revenues was comprised of a 7.0% increase in service revenue and a 0.9% increase in merchandise sales. In the prior year second quarter we acquired Tire Stores Group Holding Corporation which operated an 85-store chain in Florida, Georgia and Alabama under the name Big 10. The Big 10 stores contributed $22.1 million of revenue in the current year first quarter. For the first quarter of 2012, comparable store sales (sales generated by locations in operation during the same period of the prior year) decreased by 2.8% or $14.0 million. This decrease in comparable store sales was comprised of a 1.2% decrease in comparable store service revenue and a 3.2% decrease in comparable store merchandise sales.

Sales of our services and non-discretionary products are favorably impacted by an increase in miles driven. From February through April 2012, unleaded gasoline prices averaged $3.78 per gallon (national average) as compared to $3.52 in the corresponding period of the prior year thereby reducing our customers’ disposable income while miles driven grew between 1 to 2 percent from December, 2011 through March, 2012 after declining the previous 9 months. The financial burden of higher gasoline prices, continued high unemployment and negative consumer confidence in the overall U.S. economy depressed first quarter sales. We believe these factors have also led customers to maintain their existing vehicles, rather than purchasing new ones which, in turn, has partially offset the negative impact the factors described above have had on our sales of services and non-discretionary products. In addition, our first quarter 2012 sales were also impacted by the unusually mild weather which led to decreased demand for tires, automotive repair and maintenance products and services and weather-related merchandise (such as batteries, wiper blades and snow-chains). Given the nature of the above, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will affect us in the future.

Our primary response to fluctuations in customer demand is to adjust our service and product assortment, store staffing and advertising messages. In the first quarter, we increased our spending on marketing and continued to roll out new technologies which did not result in short term sales increases of a magnitude that we had anticipated. However, we believe that these initiatives including our TreadSmart solution, which gives customers the ability to research, purchase and schedule the installation of tires online at a local Pep Boys location, and the recent roll out nationally of an eCommerce solution that allows retail customers to purchase products online for pick up at their local store will contribute to our long-term success. We also believe that we are well positioned to help our customers save money and meet their needs in a challenging macroeconomic environment.

RESULTS OF OPERATIONS

The following discussion explains the material changes in our results of operations.

Analysis of Statement of Operations

Thirteen weeks ended April 28, 2012 vs. Thirteen weeks ended April 30, 2011

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	April 28, 2012 (Fiscal 2012)		April 30, 2011 (Fiscal 2011)		Favorable (Unfavorable)

Merchandise sales	78.6%		79.6%		0.9%
Service revenue (1)	21.4		20.4		7.0
Total revenues	100.0		100.0		2.2
Costs of merchandise sales (2)	70.5	(3)	69.8	(3)	(1.9)
Costs of service revenue (2)	94.5	(3)	88.7	(3)	(14.0)
Total costs of revenues	75.7		73.7		(4.9)
Gross profit from merchandise sales	29.5	(3)	30.2	(3)	(1.5)
Gross profit from service revenue	5.5	(3)	11.3	(3)	(47.8)
Total gross profit	24.3		26.3		(5.5)
Selling, general and administrative expenses	22.8		21.2		(9.9)
Net gain (loss) from dispositions of assets	—		—		—
Operating profit	1.5		5.1		(69.8)
Non-operating income	0.1		0.1		(19.9)
Interest expense	1.2		1.3		(0.3)
Earnings from continuing operations before income taxes	0.4		4.0		(90.7)
Income tax expense	40.1	(4)	39.2	(4)	90.5
Earnings from continuing operations	0.2		2.4		(90.9)
Discontinued operations, net of tax	—		—		—
Net earnings	0.2		2.4		(91.4)

(1)	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.
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

Total revenue for the first quarter of 2012 increased by 2.2%, or $11.1 million, to $524.6 million from $513.5 million in the first quarter of 2011, while comparable store sales for the first quarter of 2012 decreased 2.8% as compared to the first quarter of 2011.

This decrease in comparable store sales consisted of a decrease of 1.2% in comparable store service revenue and a decrease of 3.2% in comparable store merchandise sales. Total comparable store sales decreased due to lower customer counts partially offset by an increase in the average transaction value. While our total revenue figures were favorably impacted by the opening of new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Non-comparable stores contributed an additional $25.1 million of total revenue in the first quarter of 2012 as compared to the first quarter of 2011.

Total merchandise sales increased 0.9%, or $3.7 million, to $412.3 million in the first quarter of fiscal 2012, compared to $408.6 million during the prior year quarter. The increase in merchandise sales was due to our non-comparable stores which contributed an additional $16.5 million of sales during the quarter, partially offset by a decline in comparable store merchandise sales of 3.2%, or $12.8 million due to lower comparable store customer counts offset by a higher average transaction value. The decrease in comparable store merchandise sales was comprised of a 4.6% decline in our retail business and a 0.4% decline in merchandise sold through our service business. Retail comparable store merchandise sales were negatively impacted by 70 basis points due to the temporary disruption of converting stores to our new Supercenter format, called “One Team”. One Team is designed to improve the customer experience, highlight our service department, employ a consolidated, performance-based labor pay model and reduce the store footprint. Over the long term, we expect that these transitional issues will be resolved and sales will return to, if not exceed, pre-conversion levels. Total service revenue increased 7.0%, or $7.4 million, to $112.3 million in the first quarter of 2012 from the $104.9 million recorded in the prior year quarter. The increase in service revenue was due to the contribution from our new stores, which accounted for an additional $8.6 million of service revenue, partially offset by a decline in comparable store service revenue of $1.2 million, or 1.2%. The decrease in comparable store service revenue was due to lower average transaction value. Both our retail and service revenues were impacted by unusually mild weather in the current year first quarter which led to decreased demand for tires, automotive repair and maintenance products and services and weather-related merchandise (such as batteries, wiper blades and snow-chains).

We believe that comparable store customer counts decreased in the quarter due to macroeconomic conditions including increased gasoline prices, while the average transaction value increased due to selling price increases that were implemented to reflect the significant inflation in material costs. We believe that higher gasoline prices negatively affected our customers’ disposable income in the first quarter of 2012. This negative headwind was somewhat mitigated by the continued aging of the US light vehicle fleet as consumers spent more money on maintaining their vehicles as opposed to buying new vehicles. We believe that utilizing innovative marketing programs to communicate our value-priced, differentiated service and merchandise assortment will drive increased customer counts and that our continued focus on delivering a better customer experience than our competitors will convert those increased customer counts into sales improvements consistently over all lines of business over the long-term.

Total gross profit decreased by $7.5 million, or 5.5%, to $127.7 million in the first quarter of 2012 from $135.1 million in the first quarter of 2011. Total gross profit margin decreased to 24.3% for the first quarter of 2012 from 26.3% for the first quarter 2011. The decrease in total gross profit margin was primarily due to the growth of our Service & Tire Centers, which lowered total gross profit margin by 170 and 60 basis points in the first quarter of 2012 and 2011, respectively. The sales mix in our new Service & Tire Centers is more highly concentrated in tires which have lower product margins combined with higher rent and payroll costs as a percent of total sales. In addition, the new stores opened by the Company are in their ramp up stage for sales while incurring their full amount of fixed expenses, including payroll and occupancy costs (rent, utilities and building maintenance), which has negatively affected total gross profit margin. Excluding the impact of the Service & Tire Centers from both periods, the total gross profit margin declined by 90 basis points to 26.0% from 26.9 % in the prior year. This decline was mostly due to a shift in sales to lower margin tires and decreased tire margin rates due to cost increases exceeding retail price increases. While the acquired and new organic Service & Tire Centers have had a negative impact on total gross profit margin, these Service & Tire Centers positively contributed to total gross profit for the current fiscal year.

Gross profit from merchandise sales decreased by $1.8 million, or 1.5%, to $121.5 million for the first quarter of 2012 from $123.3 million in the first quarter of 2011. Gross profit margin from merchandise sales decreased to 29.5% for the first quarter of 2012 from 30.2% for the first quarter of 2011. The decrease in gross profit margin was primarily due to a decline in product gross margins partially offset by lower store occupancy costs. Product gross margin decreased 160 basis points primarily due to a shift in sales to lower margin tires and decreased tire margin rates due to cost increases exceeding retail price increases. Occupancy costs decreased as a percent of merchandise sales by 100 basis points due to lower utilities and repairs and maintenance expenses due to the unusually mild weather in the first quarter of 2012 as compared to the prior year.

Gross profit from service revenue decreased by $5.6 million, or 47.8%, to $6.2 million in the first quarter of 2012 from $11.8 million recorded in the first quarter of 2011. Gross profit margin from service revenue decreased to 5.5% for the first quarter of 2012 from 11.3% for the prior year quarter. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials) and costs of service revenue includes the fully loaded service center payroll, and related employee benefits, and service center occupancy costs (rent, utilities and building maintenance). The decrease in service revenue gross profit margin was primarily due to the growth of our Service & Tire Centers, which lowered margins by 660 and 270 basis points in the first quarter of 2012 and 2011, respectively. Excluding the impact of Service & Tire Centers, gross profit from service revenue decreased to 12.1% for the first quarter of 2012 from 14.0% for the first quarter of 2011. The decrease in gross profit, exclusive of Service & Tire Centers, was mostly due to the deleveraging effect of lower service revenues on store occupancy costs and payroll and related benefits.

Selling, general and administrative expenses as a percentage of total revenues increased to 22.8% for the first quarter of 2012 from 21.2% for the first quarter of 2011. Selling, general and administrative expenses increased $10.8 million, or 9.9%, to $119.7 million in the first quarter of 2012 from $108.9 million in the prior year quarter primarily due to higher payroll and related costs of $5.0 million, higher media expense of $3.5 million, merger related costs of $1.6 million, and higher legal and professional services costs of $0.6 million.

Interest expense remained relatively flat at $6.5 million in the first quarter of 2012 and 2011.

Our income tax expense for the first quarter of 2012 was $0.8 million, or an effective rate of 40.1%, as compared to an expense of $8.0 million, or an effective rate of 39.2%, for the first quarter of 2011. The annual rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported net earnings of $1.1 million in the first quarter of 2012 as compared to net earnings of $12.4 million in the prior year period. Our basic and diluted earnings per share were $0.02 for the first quarter of 2012 as compared to $0.23 for the first quarter of 2011.

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

The following table presents the revenues and gross profit for each area of our business:

	Thirteen weeks ended
(dollar amounts in thousands)	April 28, 2012	April 30, 2011

Service Center Revenue (1)	$271,089	$247,330
Retail Sales (2)	253,515	266,210
Total revenues	$524,604	$513,540

Gross profit from Service Center Revenue (3)	$53,888	$58,962
Gross profit from Retail Sales (3)	73,764	76,160
Total gross profit	$127,652	$135,122

(1)	Includes revenues from installed products.
(2)	Excludes revenues from installed products.
(3)

Gross profit from Service Center Revenue includes the cost of installed products sold, purchasing, warehousing, service center payroll and related employee benefits and service center occupancy costs. Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses. Gross profit from Retail Sales includes the cost of products sold, purchasing, warehousing and store occupancy costs

CAPITAL AND LIQUIDITY

Our cash requirements arise principally from (1) the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, (2) debt service and (3) contractual obligations. Cash flows realized through the sales of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by operating activities was $38.0 million in the first quarter of 2012, as compared to $38.6 million in the prior year period. The $0.6 million decrease from the prior year period was due to decreased net earnings, net of non-cash adjustments of $14.9 million mostly offset by a favorable change in operating assets and liabilities of $14.3 million. The change in operating assets and liabilities was primarily due to a favorable change in accrued expenses of $14.6 million and a change in other long-term liabilities of $2.9 million.

In both fiscal year 2012 and 2011, the increased investment in inventory of $13.2 million and $13.3 million, respectively, was funded entirely by the improvement in our trade vendor payment terms. Taking into consideration changes in our trade payable program liability (shown as cash flows from financing activities on the consolidated statements of cash flows), cash generated from accounts payable was $33.3 million and $18.0 million for 2012 and 2011, respectively. The ratio of accounts payable, including our trade payable program, to inventory was 57.7% at April 28, 2012, 53.6% at January 28, 2012 and 49.2% at April 30, 2011, respectively. The $13.2 million increase in inventory from January 28, 2012 was primarily due to expanded coverage in tires and certain hard part categories.

The change in accrued expenses was primarily due to an increase in payroll and related accruals of $7.3 million and an increase in employee payroll tax accruals of $6.3 million due to the timing of payments to taxing authorities. The change in other long-term liabilities was primarily due to a voluntary pension contribution of $3.0 million made in the first quarter of 2011. There were no discretionary contributions made during the first quarter of 2012.

Cash used in investing activities was $11.9 million in the first quarter of 2012 as compared to $23.7 million in the prior year period. Capital expenditures were $11.9 million and $18.1 million in the first quarter of 2012 and 2011, respectively. Capital expenditures for the first quarter of 2012, in addition to our regularly scheduled store, distribution center improvements and information technology enhancements, included the addition of four new Service & Tire Centers. Capital expenditures for the first quarter of 2011 included the addition of two new Service & Tire Centers and the acquisition of seven service and tire centers in the Seattle/Tacoma area. During the first quarter of 2011, we invested $4.8 million in a restricted account as collateral for retained liabilities included within existing insurance programs in lieu of previously outstanding letters of credit.

Our targeted capital expenditures for fiscal 2012 are $65.0 million. Our fiscal year 2012 capital expenditures include the addition of approximately 40 new locations, the conversion of 15 Supercenters into Superhubs and required expenditures for our existing stores, offices and distribution centers. These expenditures are expected to be funded by cash on hand and net cash generated from operating activities. Additional capacity, if needed, exists under our existing line of credit.

In the first quarter of 2012, cash provided by financing activities was $15.1 million, as compared to cash used in financing of $4.8 million in the prior year period. The cash provided by financing activities in the first quarter of 2012 was primarily related to net borrowings on our trade payable program liability. The trade payable program is funded by various bank participants who have the ability, but not the obligation, to purchase, directly from our vendors, account receivables owed by Pep Boys. As of April 28, 2012 and January 28, 2012, we had an outstanding balance of $100.4 million and $85.2 million, respectively (classified as trade payable program liability on the consolidated balance sheet).

We anticipate that cash on hand and cash generated by operating activities will exceed our expected cash requirements in fiscal year 2012. In addition, we expect to have excess availability under our existing revolving credit agreement during the entirety of fiscal year 2012. As of April 28, 2012, we had zero drawn on our revolving credit facility and maintained undrawn availability of $189.4 million.

During fiscal 2011, the Company began the process of terminating its defined benefit pension plan (the “Plan”), which covered full-time employees hired on or before February 1, 1992. The termination of the Plan, which has been frozen since December 31, 1996, is expected to be completed by the end of fiscal 2012. In order to terminate the Plan, in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements, the Company is required to fully fund the Plan on a termination basis and will commit to contribute the additional assets necessary to do so. The amount necessary to do so is not yet known, but is currently estimated to be between $13.0 and $18.0 million. Plan participants will not be adversely affected by the Plan termination, but rather will have their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier.

Our working capital was $177.9 million and $166.6 million at April 28, 2012 and January 28, 2012, respectively. Our long-term debt, as a percentage of our total capitalization, was 36.7% and 36.8% at April 28, 2012 and January 28, 2012, respectively.

Contractual Obligations

For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 28, 2012. There have been no significant developments with respect to our contractual obligations since January 28, 2012.

NEW ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. The adoption of ASU 2011-04 did not have a material impact on the consolidated financial statements.

In June of 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 was issued to improve the comparability of financial reporting between U.S. GAAP and International Financial Reporting Standards, and eliminates previous U.S. GAAP guidance that allowed an entity to present components of other comprehensive income (“OCI”) as part of its statement of changes in shareholders’ equity. With the issuance of ASU 2011-05, companies are now required to report all components of OCI either in a single continuous statement of total comprehensive income, which includes components of both OCI and net income, or in a separate statement appearing consecutively with the statement of income. ASU 2011-05 does not affect current guidance for the accounting of the components of OCI, or which items are included within total comprehensive income, and is effective for periods beginning after December 15, 2011. On December 23, 2011, the FASB issued ASU 2011-12, which indefinitely defers the provision in ASU 2011-05 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statements in which net income is presented and the statement in which OCI is presented. The other provisions in ASU 2011-05 are unaffected by the deferral. The adoption of ASU 2011-05 affected presentation only and therefore did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350) —Testing Goodwill for Impairment” (“ASU 2011-08”). The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-08 will not have a material impact on the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, share-based compensation, risk participation agreements, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to “Critical Accounting Policies and Estimates” as reported in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is due to changes in interest rates. Pursuant to the terms of our Revolving Credit Agreement, changes in daily LIBOR could affect the rates at which we could borrow funds thereunder. At April 28, 2012 we had no borrowings under this facility. Additionally, we have a $147.3 million Senior Secured Term Loan that bears interest at three month LIBOR plus 2.0%.

We have an interest rate swap for a notional amount of $145.0 million, which is designated as a cash flow hedge on our Senior Secured Term Loan. We record the effective portion of the change in fair value through accumulated other comprehensive loss.

The fair value of the derivative was $10.9 million and $12.5 million payable at April 28, 2012 and January 28, 2012, respectively. Of the $1.6 million decrease in the liabilities during the thirteen weeks ended April 28, 2012, $1.0 million net of tax was recorded to accumulated other comprehensive loss on the consolidated balance sheet.

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

ITEM 1A  RISK FACTORS

There have been no changes to the risks described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended January 28, 2012, except that the Risk Factor entitled “Failure to complete the proposed Merger could adversely affect our business.” is no longer applicable.

ITEM 2  UNREGRISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  MINE SAFETY DISCLOSURES

None.

ITEM 5  OTHER INFORMATION

None.

ITEM 6  EXHIBITS

10.19	The Pep Boys—Manny, Moe & Jack Pension Plan — Termination Amendment

10.20	The Pep Boys Savings Plan — Amendment 2012 -1

10.21	The Pep Boys Savings Plan — Amendment 2012 -2

10.22	The Pep Boys Savings Plan—Puerto Rico — Amendment 2012 -1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

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

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date: June 7, 2012	by:	/s/ Raymond L. Arthur

Raymond L. Arthur
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

10.19	The Pep Boys—Manny, Moe & Jack Pension Plan — Termination Amendment

10.20	The Pep Boys Savings Plan — Amendment 2012 -1

10.21	The Pep Boys Savings Plan — Amendment 2012 -2

10.22	The Pep Boys Savings Plan—Puerto Rico — Amendment 2012 -1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

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