Form 10-Q
period 2012-07-28
PEP BOYS MANNY MOE & JACK
filed 2012-09-06
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 28, 2012

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

As of August 24, 2012, there were 52,994,685 shares of the registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1  CONSOLIDATED FINANCIAL STATEMENTS

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

(unaudited)

	July 28, 2012	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$150,833	$58,244
Accounts receivable, less allowance for uncollectible accounts of $1,247 and $1,303	27,962	25,792
Merchandise inventories	626,555	614,136
Prepaid expenses	21,021	26,394
Other current assets	53,083	59,979
Total current assets	879,454	784,545

Property and equipment - net	682,619	696,339
Goodwill	46,917	46,917
Deferred income taxes	45,825	72,870
Other long-term assets	31,660	33,108
Total assets	$1,686,475	$1,633,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246,522	$243,712
Trade payable program liability	115,746	85,214
Accrued expenses	218,548	221,705
Deferred income taxes	61,231	66,208
Current maturities of long-term debt	1,254	1,079
Total current liabilities	643,301	617,918

Long-term debt less current maturities	293,504	294,043
Other long-term liabilities	72,290	77,216
Deferred gain from asset sales	133,971	140,273
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	295,536	296,462
Retained earnings	454,343	423,437
Accumulated other comprehensive loss	(15,011)	(17,649)
Treasury stock, at cost — 15,563,931 shares and 15,803,322 shares	(260,016)	(266,478)
Total stockholders’ equity	543,409	504,329
Total liabilities and stockholders’ equity	$1,686,475	$1,633,779

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

 (dollar amounts in thousands, except per share amounts)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Merchandise sales	$413,380	$415,267	$825,712	$823,894
Service revenue	112,291	107,327	224,563	212,240
Total revenues	525,671	522,594	1,050,275	1,036,134
Costs of merchandise sales	288,051	287,721	578,907	573,050
Costs of service revenue	107,019	99,663	213,115	192,752
Total costs of revenues	395,070	387,384	792,022	765,802
Gross profit from merchandise sales	125,329	127,546	246,805	250,844
Gross profit from service revenue	5,272	7,664	11,448	19,488
Total gross profit	130,601	135,210	258,253	270,332
Selling, general and administrative expenses	114,277	113,268	233,987	222,168
Net (loss) gain from dispositions of assets	(9)	(3)	(11)	86
Operating profit	16,315	21,939	24,255	48,250
Merger termination fees, net	42,955	—	42,955	—
Other income	521	569	991	1,156
Interest expense	6,427	6,444	12,943	12,941
Earnings from continuing operations before income taxes and discontinued operations	53,364	16,064	55,258	36,465
Income tax expense	20,330	2,173	21,090	10,169
Earnings from continuing operations before discontinued operations	33,034	13,891	34,168	26,296
Income (loss) from discontinued operations, net of tax	14	52	(58)	15
Net earnings	33,048	13,943	34,110	26,311

Basic earnings per share:
Earnings from continuing operations before discontinued operations	$0.62	$0.26	$0.64	$0.49
Discontinued operations, net of tax	—	—	—	—
Basic earnings per share	$0.62	$0.26	$0.64	$0.49

Diluted earnings per share:
Earnings from continuing operations before discontinued operations	$0.61	$0.26	$0.63	$0.49
Discontinued operations, net of tax	—	—	—	—
Diluted earnings per share	$0.61	$0.26	$0.63	$0.49

Other comprehensive income:
Defined benefit plan adjustment, net of tax	354	253	708	473
Derivative financial instruments adjustment, net of tax	$910	$170	$1,930	$685
Other comprehensive income	1,264	423	2,638	1,158
Comprehensive income	$34,312	$14,366	$36,748	$27,469

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

Twenty-six weeks ended	July 28, 2012	July 30, 2011
Cash flows from operating activities:
Net earnings	$34,110	$26,311
Adjustments to reconcile net earnings to net cash provided by continuing operations:
Net loss (income) from discontinued operations, net of tax	58	(15)
Depreciation and amortization	39,288	39,654
Amortization of deferred gain from asset sales	(6,302)	(6,302)
Stock compensation expense	1,043	1,908
Deferred income taxes	20,485	4,238
Net loss (gain) from disposition of assets	11	(86)
Loss from asset impairment	—	389
Other	13	272
Changes in assets and liabilities, net of the effects of acquisitions:
Decrease in accounts receivable, prepaid expenses and other	11,448	21,816
Increase in merchandise inventories	(12,419)	(12,917)
Increase in accounts payable	2,810	12,043
Decrease in accrued expenses	(2,451)	(33,202)
Decrease in other long-term liabilities	(552)	(2,831)
Net cash provided by continuing operations	87,542	51,278
Net cash used in discontinued operations	(92)	(44)
Net cash provided by operating activities	87,450	51,234

Cash flows from investing activities:
Capital expenditures	(26,347)	(30,636)
Proceeds from dispositions of assets	—	89
Premiums paid on life insurance policies	—	(795)
Collateral investment	—	(4,763)
Acquisitions, net of cash acquired	—	(42,757)
Net cash used in investing activities	(26,347)	(78,862)

Cash flows from financing activities:
Borrowings under line of credit agreements	1,106	5,045
Payments under line of credit agreements	(931)	(5,045)
Borrowings on trade payable program liability	80,836	59,097
Payments on trade payable program liability	(50,304)	(53,944)
Payment for finance issuance cost	—	(2,441)
Debt payments	(539)	(539)
Dividends paid	—	(3,171)
Proceeds from stock issuance	1,318	363
Net cash provided by (used in) financing activities	31,486	(635)
Net increase (decrease) in cash and cash equivalents	92,589	(28,263)
Cash and cash equivalents at beginning of period	58,244	90,240
Cash and cash equivalents at end of period	$150,833	$61,977

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,705	$629
Cash paid for interest	$11,449	$11,523
Non-cash investing activities:
Accrued purchases of property and equipment	$632	$1,416

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements.” It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012. The results of operations for the twenty-six weeks ended July 28, 2012 are not necessarily indicative of the operating results for the full fiscal year.

The consolidated financial statements presented herein are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of July 28, 2012 and for all periods presented have been made.

The Company’s fiscal year ends on the Saturday nearest January 31. Accordingly, references to fiscal years 2012 and 2011 refer to the fiscal year ending February 2, 2013 and the fiscal year ended January 28, 2012, respectively.

The Company operated 742 store locations at July 28, 2012, of which 232 were owned and 510 were leased.

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

NOTE 3—ACQUISITIONS

During the twenty-six weeks ended July 30, 2011, the Company made three separate acquisitions. The Company acquired the assets related to seven service and tire centers located in the Seattle-Tacoma area, the assets related to seven service and tire centers located in the Houston, Texas area and all outstanding shares of capital stock of Tire Stores Group Holding Corporation which operated an 85-store chain in Florida, Georgia and Alabama under the name Big 10. Collectively, the acquired stores produced approximately $94.7 million (unaudited) in sales annually based on pre-acquisition historical information. The total purchase price of these stores was approximately $42.6 million in cash and the assumption of certain liabilities. The acquisitions were financed through cash flows provided by operations. The results of operations of these acquired stores are included in the Company’s results from their respective acquisition dates.

The Company expensed all costs related to these acquisitions during fiscal 2011. The total costs related to these acquisitions were $1.5 million and are included in the consolidated statement of operations within selling, general and administrative expenses.

As the Company’s acquisitions (including Big 10) were immaterial to the Company’s operating results both individually and in aggregate for the thirteen and twenty six week periods ended July 30, 2011, pro forma results of operations are not disclosed. Sales and net earnings for the fiscal 2011 acquired stores totaled $21.9 million and $0.7 million, respectively for the period from acquisition date through July 30, 2011.

NOTE 4—MERCHANDISE INVENTORIES

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (“FIFO”) method of costing inventory had been used by the Company, inventory would have been $553.9 million and $536.4 million as of July 28, 2012 and January 28, 2012, respectively.

The Company’s inventory, consisting primarily of auto parts and accessories, is used on vehicles typically having long lives. Because of this, and combined with the Company’s historical experience of returning excess inventory to the Company’s vendors for full credit, the risk of obsolescence is minimal. The Company establishes a reserve for excess inventory for instances where less than full credit will be received for such returns or where the Company anticipates items will be sold at retail prices that are less than recorded costs. The reserve is based on management’s judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where the Company received less than full credit from vendors for product returns. The Company also provides for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program. The Company’s inventory adjustments for these matters were approximately $4.3 million at July 28, 2012 and $4.6 million at January 28, 2012.

NOTE 5—PROPERTY AND EQUIPMENT

The Company’s property and equipment as of July 28, 2012 and January 28, 2012 was as follows:

(dollar amounts in thousands)	July 28, 2012	January 28, 2012

Property and equipment
Land	$204,023	$204,023
Buildings and improvements	885,485	875,999
Furniture, fixtures and equipment	738,815	723,938
Construction in progress	3,852	3,279
Accumulated depreciation and amortization	(1,149,556)	(1,110,900)
Property and equipment — net	$682,619	$696,339

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

The reserve for warranty cost activity for the twenty-six weeks ended July 28, 2012 and the fifty-two weeks ended January 28, 2012 is as follows:

(dollar amounts in thousands)	July 28, 2012	January 28, 2012
Beginning balance	$673	$673

Additions related to current period sales	5,410	12,122

Warranty costs incurred in current period	(5,410)	(12,122)

Ending balance	$673	$673

NOTE 7—DEBT AND FINANCING ARRANGEMENTS

The following are the components of debt and financing arrangements:

(dollar amounts in thousands)	July 28, 2012	January 28, 2012
7.50% Senior Subordinated Notes, due December 2014	$147,565	$147,565
Senior Secured Term Loan, due October 2013	147,018	147,557
Revolving Credit Agreement, through January 2016	175	—
Long-term debt	294,758	295,122
Current maturities	(1,254)	(1,079)
Long-term debt less current maturities	$293,504	$294,043

As of July 28, 2012, 126 stores collateralized the Senior Secured Term Loan.

The Company’s ability to borrow under its Revolving Credit Agreement (the “Agreement”) is based on a specific borrowing base consisting of inventory and accounts receivable. The interest rate on this credit line is daily LIBOR plus 2.00% to 2.50% based upon the then current availability under the Agreement. As of July 28, 2012, there was $0.2 million outstanding under this agreement and $29.6 million of availability was utilized to support outstanding letters of credit. Taking this into account and the borrowing base requirements, as of July 28, 2012, there was $175.1 million of availability remaining.

Several of the Company’s debt agreements require compliance with covenants. The most restrictive of these covenants, an earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement, is triggered if the Company’s availability under its Revolving Credit Agreement drops below $50.0 million. As of July 28, 2012, the Company was in compliance with all financial covenants contained in its debt agreements.

Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange and are considered a level 2 measure under the fair value hierarchy. The estimated fair value of long-term debt including current maturities was $296.6 million and $293.6 million as of July 28, 2012 and January 28, 2012, respectively.

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are:

(dollar amounts in thousands)	July 28, 2012	January 28, 2012

Defined benefit plan adjustment, net of tax	$(8,988)	$(9,696)
Derivative financial instrument adjustment, net of tax	(6,023)	(7,953)
Accumulated other comprehensive loss	$(15,011)	$(17,649)

NOTE 9—EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for earnings from continuing operations and net earnings:

		Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share amounts)		July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011

(a)	Earnings from continuing operations	$33,034	$13,891	$34,168	$26,296

	Income (loss) from discontinued operations, net of tax	14	52	(58)	15

	Net earnings	$33,048	$13,943	$34,110	$26,311

(b)	Basic average number of common shares outstanding during period	53,146	52,952	53,110	52,901

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	651	697	765	691

(c)	Diluted average number of common shares assumed outstanding during period	53,797	53,649	53,875	53,592

	Basic earnings per share:
	Earnings from continuing operations (a/b)	$0.62	$0.26	$0.64	$0.49
	Discontinued operations, net of tax	—	—	—	—
	Basic earnings per share	$0.62	$0.26	$0.64	$0.49

	Diluted earnings per share:
	Earnings from continuing operations (a/c)	$0.61	$0.26	$0.63	$0.49
	Discontinued operations, net of tax	—	—	—	—
	Diluted earnings per share	$0.61	$0.26	$0.63	$0.49

At July 28, 2012 and July 30, 2011, respectively, there were 2,382,000 and 2,682,000 outstanding options and restricted stock units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total number of such shares excluded from the diluted earnings per share calculation are 503,000 and 830,000 for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively. The total number of such shares excluded from the diluted earnings per share calculation are 706,000 and 888,000 for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively.

NOTE 10—BENEFIT PLANS

The Company has a qualified 401(k) savings plan and a separate plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company also maintains a non-qualified defined contribution Supplemental Executive Retirement Plan (the “Account Plan”) for key employees designated by the Board of Directors. The Company’s contribution to these plans for fiscal 2012 is contingent upon meeting certain performance metrics. The Company did not record any contribution expense for these plans in the first half of 2012 or 2011.

The Company also has a frozen defined benefit pension plan covering the Company’s full-time employees hired on or before February 1, 1992. The Company’s expense for its pension plan follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(dollar amounts in thousands)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011

Interest cost	619	627	1,238	1,278
Expected return on plan assets	(704)	(721)	(1,408)	(1,372)
Amortization of net loss	566	405	1,133	756
Net periodic benefit cost	$481	$311	$963	$662

The defined benefit pension plan is subject to minimum funding requirements of the Employee Retirement Income Security Act of 1974 as amended. While the Company has no minimum funding requirement during fiscal 2011, it made a $3.0 million discretionary contribution to the defined benefit pension plan on April 28, 2011. There were no discretionary contributions made during the first half of 2012.

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

NOTE 11—FAIR VALUE MEASUREMENTS AND DERIVATIVES

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

The following table provides information by level for assets and liabilities that are measured at fair value, on a recurring basis:

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	July 28, 2012	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$150,833	$150,833	$—	$—
Collateral investments (1)	17,276	17,276	—	—
Rabbi trust assets (1)	3,596	—	3,596	—
Liabilities:
Other liabilities
Derivative liability (2)	9,494	—	9,494	—

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	January 28, 2012	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$58,244	$58,244	$—	$—
Collateral investments (1)	17,276	17,276	—	—
Rabbi trust assets (1)	3,576	—	3,576	—
Liabilities:
Other liabilities
Derivative liability (2)	12,540	—	12,540	—

(1) included in other long-term assets

(2) included in other long-term liabilities

As of January 28, 2012 the Company invested $17.3 million in restricted accounts as collateral for its retained liabilities included within existing insurance programs in lieu of previously outstanding letters of credit, of which $4.8 million was invested during the first half of fiscal year 2011.

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

The table below shows the effect of the Company’s interest rate swap on the consolidated financial statements for the periods indicated:

(dollar amounts in thousands)	Amount of Gain in Other Comprehensive Income/ (Loss) (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion) (a)
Thirteen weeks ended July 28, 2012	$897	Interest expense	$(1,685)
Thirteen weeks ended July 30, 2011	$150	Interest expense	$(1,772)

Twenty-six weeks ended July 28, 2012	$1,904	Interest expense	$(3,339)
Twenty-six weeks ended July 30, 2011	$648	Interest expense	$(3,491)

(a) represents the effective portion of the loss reclassified from accumulated other comprehensive loss

The fair value of the derivative was $9.5 million and $12.5 million payable at July 28, 2012 and January 28, 2012, respectively. Of the $3.0 million decrease in the fair value during the twenty-six weeks ended July 28, 2012, $1.9 million net of tax was recorded to accumulated other comprehensive loss on the consolidated balance sheet.

Non-financial assets measured at fair value on a non-recurring basis:

Certain assets are measured at fair value on a non-recurring basis, that is, the assets are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment. These measures of fair value, and related inputs, are considered level 2 or level 3 measures under the fair value hierarchy. During the second quarter of fiscal 2011, the Company recorded a $0.4 million impairment charge related to stores classified as held and used. The Company used a probability-weighted approach and estimates of expected future cash flows to determine the fair value of the stores. Discount and growth rate assumptions were derived from current economic conditions, management’s expectations and projected trends of current operating results. The fair market value estimate is classified as a Level 3 measure within the fair value hierarchy.

NOTE 12—LEGAL MATTERS

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

NOTE 13—MERGER UPDATE

On May 29, 2012, the Company, Auto Acquisition Company, LLC, a Delaware limited liability company (“Parent”), Auto Mergersub, Inc., a Delaware corporation (“Merger Sub”), and The Gores Group, LLC, a Delaware limited liability company (“Gores”), entered into a Settlement Agreement (the “Settlement Agreement”) relating to the previously announced Agreement and Plan of Merger, dated as of January 29, 2012, by and among the Company, Parent and Merger Sub (the “Merger Agreement”). The Settlement Agreement provided for, among other things: (i) the termination of the Merger Agreement and the related financing commitments from Gores Capital Partners II, L.P. and Gores Capital Partners III, L.P.; (ii) Parent’s payment of a $50.0 million fee to the Company and reimbursement to the Company for certain of its merger related expenses; and (iii) mutual releases of the parties. Such payments were made by Parent on June 8, 2012 and the Company recorded $43.0 million of merger termination fees, net of related expenses, on the consolidated statements of operations and comprehensive income which is presented within cash flows from operations on the consolidated statement of cash flows.

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION

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

The following consolidating information presents, in separate columns, the condensed consolidating balance sheets as of July 28, 2012 and January 28, 2012 and the related condensed consolidating statements of operations and comprehensive income for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011 and condensed consolidating statements of cash flows for the twenty-six weeks ended July 28, 2012 and July 30, 2011 for (i) the Company (“Pep Boys”) on a parent only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Subsidiary Guarantors on a combined basis, (iii) the subsidiary of the Company that does not guarantee the Notes, and (iv) the Company on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

As of July 28, 2012	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$92,508	$47,160	$11,165	$—	$150,833
Accounts receivable, net	14,546	13,416	—	—	27,962
Merchandise inventories	221,294	405,261	—	—	626,555
Prepaid expenses	8,929	12,577	7,102	(7,587)	21,021
Other current assets	1,776	—	56,148	(4,841)	53,083
Total current assets	339,053	478,414	74,415	(12,428)	879,454
Property and equipment—net	240,096	431,087	29,835	(18,399)	682,619
Investment in subsidiaries	2,204,475	—	—	(2,204,475)	—
Intercompany receivables	—	1,412,350	68,966	(1,481,316)	—
Goodwill	2,549	44,368	—	—	46,917
Deferred income taxes	3,083	42,742	—	—	45,825
Other long-term assets	29,868	1,792	—	—	31,660
Total assets	$2,819,124	$2,410,753	$173,216	$(3,716,618)	$1,686,475
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246,522	$—	$—	$—	$246,522
Trade payable program liability	115,746	—	—	—	115,746
Accrued expenses	25,211	60,694	140,230	(7,587)	218,548
Deferred income taxes	26,243	39,829	—	(4,841)	61,231
Current maturities of long-term debt	1,254	—	—	—	1,254
Total current liabilities	414,976	100,523	140,230	(12,428)	643,301
Long-term debt less current maturities	293,504	—	—	—	293,504
Other long-term liabilities	26,704	45,586	—	—	72,290
Deferred gain from asset sales	59,215	93,155	—	(18,399)	133,971
Intercompany liabilities	1,481,316	—	—	(1,481,316)	—
Total stockholders’ equity	543,409	2,171,489	32,986	(2,204,475)	543,409
Total liabilities and stockholders’ equity	$2,819,124	$2,410,753	$173,216	$(3,716,618)	$1,686,475

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

As of January 28, 2012	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation/ Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$22,740	$27,181	$8,323	$—	$58,244
Accounts receivable, net	14,566	11,226	—	—	25,792
Merchandise inventories	214,584	399,552	—	—	614,136
Prepaid expenses	12,945	16,873	14,996	(18,420)	26,394
Other current assets	606	—	64,214	(4,841)	59,979
Total current assets	265,441	454,832	87,533	(23,261)	784,545
Property and equipment—net	243,108	441,645	30,177	(18,591)	696,339
Investment in subsidiaries	2,176,992	—	—	(2,176,992)	—
Intercompany receivables	—	1,389,910	82,206	(1,472,116)	—
Goodwill	2,549	44,368	—	—	46,917
Deferred income taxes	20,468	52,402	—	—	72,870
Other long-term assets	31,068	2,040	—	—	33,108
Total assets	$2,739,626	$2,385,197	$199,916	$(3,690,960)	$1,633,779
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243,712	$—	$—	$—	$243,712
Trade payable program liability	85,214	—	—	—	85,214
Accrued expenses	17,887	55,527	166,711	(18,420)	221,705
Deferred income taxes	29,383	41,666	—	(4,841)	66,208
Current maturities of long-term debt	1,079	—	—	—	1,079
Total current liabilities	377,275	97,193	166,711	(23,261)	617,918
Long-term debt less current maturities	294,043	—	—	—	294,043
Other long-term liabilities	30,540	46,676	—	—	77,216
Deferred gain from asset sales	61,323	97,541	—	(18,591)	140,273
Intercompany liabilities	1,472,116	—	—	(1,472,116)	—
Total stockholders’ equity	504,329	2,143,787	33,205	(2,176,992)	504,329
Total liabilities and stockholders’ equity	$2,739,626	$2,385,197	$199,916	$(3,690,960)	$1,633,779

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

		Subsidiary	Subsidiary Non-	Consolidation /
Thirteen Weeks Ended July 28, 2012	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise sales	$135,439	$277,941	$—	$—	$413,380
Service revenue	37,703	74,588	—	—	112,291
Other revenue	—	—	6,161	(6,161)	—
Total revenues	173,142	352,529	6,161	(6,161)	525,671
Costs of merchandise sales	96,843	191,668	—	(460)	288,051
Costs of service revenue	34,108	72,958	—	(47)	107,019
Costs of other revenue	—	—	6,142	(6,142)	—
Total costs of revenues	130,951	264,626	6,142	(6,649)	395,070
Gross profit from merchandise sales	38,596	86,273	—	460	125,329
Gross profit from service revenue	3,595	1,630	—	47	5,272
Gross profit from other revenue	—	—	19	(19)	—
Total gross profit	42,191	87,903	19	488	130,601
Selling, general and administrative expenses	36,323	78,061	83	(190)	114,277
Net loss from dispositions of assets	(8)	(1)	—	—	(9)
Operating profit	5,860	9,841	(64)	678	16,315
Merger termination fees, net	42,955	—	—	—	42,955
Non-operating income (expense)	(4,059)	16,911	679	(13,010)	521
Interest expense (income)	18,129	1,151	(521)	(12,332)	6,427
Earnings from continuing operations before income taxes	26,627	25,601	1,136	—	53,364
Income tax expense	10,509	9,401	420	—	20,330
Equity in earnings of subsidiaries	16,949	—	—	(16,949)	—
Net earnings from continuing operations	33,067	16,200	716	(16,949)	33,034
Discontinued operations, net of tax	(19)	33	—	—	14
Net earnings	$33,048	$16,233	$716	$(16,949)	$33,048

Other comprehensive income
Defined benefit plan adjustment	354	—	—	—	354
Derivative financial instruments adjustment	910	—	—	—	910
Other comprehensive income	1,264	—	—	—	1,264
Comprehensive income	$34,312	$16,233	$716	$(16,949)	$34,312

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

		Subsidiary	Subsidiary Non-	Consolidation /
Thirteen Weeks Ended July 30, 2011	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise sales	$137,881	$277,386	$—	$—	$415,267
Service revenue	37,113	70,214	—	—	107,327
Other revenue	—	—	5,732	(5,732)	—
Total revenues	174,994	347,600	5,732	(5,732)	522,594
Costs of merchandise sales	98,345	189,785	—	(409)	287,721
Costs of service revenue	32,886	66,815	—	(38)	99,663
Costs of other revenue	—	—	5,830	(5,830)	—
Total costs of revenues	131,231	256,600	5,830	(6,277)	387,384
Gross profit from merchandise sales	39,536	87,601	—	409	127,546
Gross profit from service revenue	4,227	3,399	—	38	7,664
Gross profit from other revenue	—	—	(98)	98	—
Total gross profit	43,763	91,000	(98)	545	135,210
Selling, general and administrative expenses	38,562	74,698	80	(72)	113,268
Net gain from dispositions of assets	—	(3)	—	—	(3)
Operating profit	5,201	16,299	(178)	617	21,939
Non-operating (expense) income	(4,216)	15,852	618	(11,685)	569
Interest expense (income)	17,534	499	(521)	(11,068)	6,444
(Loss) earnings from continuing operations before income taxes	(16,549)	31,652	961	—	16,064
Income tax (benefit) expense	(3,100)	5,114	159	—	2,173
Equity in earnings of subsidiaries	27,365	—	—	(27,365)	—
Net earnings from continuing operations	13,916	26,538	802	(27,365)	13,891
Discontinued operations, net of tax	27	25	—	—	52
Net earnings	$13,943	$26,563	$802	$(27,365)	$13,943

Other comprehensive income
Defined benefit plan adjustment	253	—	—	—	253
Derivative financial instruments adjustment	170	—	—	—	170
Other comprehensive income	423	—	—	—	423
Comprehensive income	$14,366	$26,563	$802	$(27,365)	$14,366

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

		Subsidiary	Subsidiary Non-	Consolidation /
Twenty-six Weeks Ended July 28, 2012	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise sales	$272,022	$553,690	$—	$—	$825,712
Service revenue	75,744	148,819	—	—	224,563
Other revenue	—	—	12,320	(12,320)	—
Total revenues	347,766	702,509	12,320	(12,320)	1,050,275
Costs of merchandise sales	194,553	385,274	—	(920)	578,907
Costs of service revenue	68,394	144,815	—	(94)	213,115
Costs of other revenue	—	—	12,714	(12,714)	—
Total costs of revenues	262,947	530,089	12,714	(13,728)	792,022
Gross profit from merchandise sales	77,469	168,416	—	920	246,805
Gross profit from service revenue	7,350	4,004	—	94	11,448
Gross profit from other revenue	—	—	(394)	394	—
Total gross profit	84,819	172,420	(394)	1,408	258,253
Selling, general and administrative expenses	75,260	158,508	167	52	233,987
Net loss from dispositions of assets	(8)	(3)	—	—	(11)
Operating profit	9,551	13,909	(561)	1,356	24,255
Merger termination fees	42,955	—	—	—	42,955
Non-operating income (expense)	(8,167)	32,870	1,357	(25,069)	991
Interest expense (income)	35,789	1,910	(1,043)	(23,713)	12,943
Earnings from continuing operations before income taxes	8,550	44,869	1,839	—	55,258
Income tax expense	3,265	17,123	702	—	21,090
Equity in earnings of subsidiaries	28,839	—	—	(28,839)	—
Net earnings from continuing operations	34,124	27,746	1,137	(28,839)	34,168
Discontinued operations, net of tax	(14)	(44)	—	—	(58)
Net earnings	$34,110	$27,702	$1,137	$(28,839)	$34,110

Other comprehensive income
Defined benefit plan adjustment	708	—	—	—	708
Derivative financial instruments adjustment	1,930	—	—	—	1,930
Other comprehensive income	2,638	—	—	—	2,638
Comprehensive income	$36,748	$27,702	$1,137	$(28,839)	$36,748

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

		Subsidiary	Subsidiary Non-	Consolidation /
Twenty-six Weeks Ended July 30, 2011	Pep Boys	Guarantors	Guarantors	Elimination	Consolidated

Merchandise sales	$279,262	$544,632	$—	$—	$823,894
Service revenue	75,648	136,592	—	—	212,240
Other revenue	—	—	11,466	(11,466)	—
Total revenues	354,910	681,224	11,466	(11,466)	1,036,134
Costs of merchandise sales	197,518	376,348	—	(816)	573,050
Costs of service revenue	65,974	126,854	—	(76)	192,752
Costs of other revenue	—	—	11,656	(11,656)	—
Total costs of revenues	263,492	503,202	11,656	(12,548)	765,802
Gross profit from merchandise sales	81,744	168,284	—	816	250,844
Gross profit from service revenue	9,674	9,738	—	76	19,488
Gross profit from other revenue	—	—	(190)	190	—
Total gross profit	91,418	178,022	(190)	1,082	270,332
Selling, general and administrative expenses	76,386	145,767	166	(151)	222,168
Net gain from dispositions of assets	—	86	—	—	86
Operating profit	15,032	32,341	(356)	1,233	48,250
Non-operating (expense) income	(8,491)	31,921	1,234	(23,508)	1,156
Interest expense (income)	34,859	1,400	(1,043)	(22,275)	12,941
(Loss) earnings from continuing operations before income taxes	(28,318)	62,862	1,921	—	36,465
Income tax (benefit) expense	(7,714)	17,347	536	—	10,169
Equity in earnings of subsidiaries	46,896	—	—	(46,896)	—
Net earnings from continuing operations	26,292	45,515	1,385	(46,896)	26,296
Discontinued operations, net of tax	19	(4)	—	—	15
Net earnings	$26,311	$45,511	$1,385	$(46,896)	$26,311

Other comprehensive income
Defined benefit plan adjustment	473	—	—	—	473
Derivative financial instruments adjustment	685	—	—	—	685
Other comprehensive income	1,158	—	—	—	1,158
Comprehensive income	$27,469	$45,511	$1,385	$(46,896)	$27,469

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

Twenty-six Weeks Ended July 28, 2012	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$41,640	$56,208	$(9,042)	$(1,356)	$87,450

Investing Activities:
Capital expenditures	(15,124)	(11,223)	—	—	(26,347)
Net Cash (Used in) Investing Activities	(15,124)	(11,223)	—	—	(26,347)

Financing Activities:
Borrowings under line of credit agreements	500	606	—	—	1,106
Payments under line of credit agreements	(325)	(606)	—	—	(931)
Borrowings on trade payable program liability	80,836	—	—	—	80,836
Payments on trade payable program liability	(50,304)	—	—	—	(50,304)
Debt Payments	(539)	—	—	—	(539)
Dividends paid	—	—	(1,356)	1,356	—
Intercompany (payments) borrowings	11,766	(25,006)	13,240	—	—
Proceeds from stock issuance	1,318	—	—	—	1,318
Net Cash Provided by (Used in) Financing Activities	43,252	(25,006)	11,884	1,356	31,486
Net increase in cash and cash equivalents	69,768	19,979	2,842	—	92,589
Cash and cash equivalents at beginning of period	22,740	27,181	8,323	—	58,244
Cash and cash equivalents at end of period	$92,508	$47,160	$11,165	$—	$150,833

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

Twenty-six Weeks Ended July 30, 2011	Pep Boys	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidation / Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$13,152	$49,122	$(9,807)	$(1,233)	$51,234

Investing Activities:
Capital expenditures	(15,555)	(15,081)	—	—	(30,636)
Proceeds from dispositions of assets	—	89	—	—	89
Premiums paid on life insurance policies	(795)	—	—	—	(795)
Collateral investment	(4,763)	—	—	—	(4,763)
Acquisitions, net of cash acquired	(144)	(42,613)	—	—	(42,757)
Net Cash Provided by (Used in) Investing Activities	(21,257)	(57,605)	—	—	(78,862)

Financing Activities:
Borrowings under line of credit agreements	1,771	3,274	—	—	5,045
Payments under line of credit agreements	(1,771)	(3,274)	—	—	(5,045)
Borrowings on trade payable program liability	59,097	—	—	—	59,097
Payments on trade payable program liability	(53,944)	—	—	—	(53,944)
Payment for finance issuance cost	(2,441)	—	—	—	(2,441)
Debt Payments	(539)	—	—	—	(539)
Dividends paid	(3,171)	—	(1,233)	1,233	(3,171)
Intercompany (payments) borrowings	(8,985)	(2,821)	11,806	—	—
Proceeds from stock issuance	363	—	—	—	363
Net Cash (Used in) Provided by Financing Activities	(9,620)	(2,821)	10,573	1,233	(635)
Net (decrease) increase in cash and cash equivalents	(17,725)	(11,304)	766	—	(28,263)
Cash and cash equivalents at beginning of period	37,912	42,779	9,549	—	90,240
Cash and cash equivalents at end of period	$20,187	$31,475	$10,315	$—	$61,977

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis explains the results of operations for the second fiscal quarter and first half of 2012 and 2011 and significant developments affecting our financial condition for the six months ended July 28, 2012. This discussion and analysis should be read in conjunction with the consolidated interim financial statements and the notes to such consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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

In the first half of fiscal 2012, we opened eight Service & Tire Centers and one Supercenter and closed five stores whose leases expired and were not renewed. We are targeting a total of 30 new Service & Tire Centers and 10 Supercenters in fiscal 2012. As of July 28, 2012, we operated 562 Supercenters and 173 Service & Tire Centers, as well as 7 legacy Pep Boys Express (retail only) stores throughout 35 states and Puerto Rico.

EXECUTIVE SUMMARY

Net earnings for the second quarter of 2012 were $33.0 million, a $19.1 million increase from the $13.9 million reported for the second quarter of 2011. In the second quarter of 2012, we terminated our proposed merger and recorded the settlement proceeds, net of merger related costs, of $43.0 million in the consolidated statement of operations and comprehensive income. Net earnings for the second quarter of 2012 also included, on a pre-tax basis, a $0.7 million charge for severance costs from a reduction in force at our Store Support Center. The prior year included, on a pre-tax basis, a $0.4 million asset impairment charge, $1.0 million of acquisition related expenses and a $3.4 million benefit from the release of state tax valuation allowances.

Our diluted earnings per share for the second quarter and the first six months of 2012 were $0.61 and $0.63, respectively, an improvement of $0.35 and $0.14 over the $0.26 and $0.49 recorded for the corresponding periods of 2011.

Total revenue increased for the second quarter of 2012 by 0.6%, or $3.1 million, as compared to the same period of the prior year as a result of our store growth. This increase in total revenues was comprised of a 4.6% increase in service revenue partially offset by a 0.5% decrease in merchandise sales. For the second quarter of 2012, comparable store sales (sales generated by locations in operation during the same period) were relatively flat and were comprised of a 3.1% increase in comparable store service revenue and a 0.9% decrease in comparable store merchandise sales.

We believe that the industry fundamentals of increasing vehicle complexity and customer preference for DIFM remain solid over the long-term resulting in consistent demand for maintenance and repair services. We are also encouraged that from January through June 2012, miles driven (which favorably impacts sales of our services and non-discretionary products) grew 1.1% after declining throughout 2011. However, we believe the tough macroeconomic environment, including continued high unemployment and negative consumer confidence in the overall U.S. economy, depressed our second quarter sales. In addition, we believe the recent spike in gasoline prices in August will continue to challenge consumer spending relative to discretionary and deferrable purchases in the short-term. However, given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will affect us in the future.

Our primary response to fluctuations in customer demand is to adjust our service and product assortment, store staffing and advertising messages. In addition, we continue to make it easy for customers to choose us to do it for them and to expand our online efforts to make Pep Boys the most convenient place to shop for all of their automotive needs. We believe that we are well positioned to help our customers save money and meet their needs in a challenging macroeconomic environment.

RESULTS OF OPERATIONS

The following discussion explains the material changes in our results of operations.

Analysis of Statement of Operations

Thirteen weeks ended July 28, 2012 vs. Thirteen weeks ended July 30, 2011

The following table presents for the periods indicated certain items in the consolidated statements of operations and comprehensive income as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	July 28, 2012 (Fiscal 2012)		July 30, 2011 (Fiscal 2011)		Favorable (Unfavorable)

Merchandise sales	78.6%		79.5%		(0.5)%
Service revenue (1)	21.4		20.5		4.6
Total revenues	100.0		100.0		0.6
Costs of merchandise sales (2)	69.7	(3)	69.3	(3)	(0.1)
Costs of service revenue (2)	95.3	(3)	92.9	(3)	(7.4)
Total costs of revenues	75.2		74.1		(2.0)
Gross profit from merchandise sales	30.3	(3)	30.7	(3)	(1.7)
Gross profit from service revenue	4.7	(3)	7.1	(3)	(31.2)
Total gross profit	24.8		25.9		(3.4)
Selling, general and administrative expenses	21.7		21.7		(0.9)
Net gain (loss) from dispositions of assets	—		—		—
Operating profit	3.1		4.2		(25.6)
Merger termination fees, net	8.2		—		NA
Other income	0.1		0.1		(8.4)
Interest expense	1.2		1.2		0.3
Earnings from continuing operations before income taxes	10.2		3.1		232.2
Income tax expense	38.1	(4)	13.5	(4)	(835.6)
Earnings from continuing operations	6.3		2.7		137.8
Discontinued operations, net of tax	—		—		—
Net earnings	6.3		2.7		137.0

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

Total revenue for the second quarter of 2012 increased by $3.1 million to $525.7 million from $522.6 million in the second quarter of 2011, while comparable store sales for the second quarter of 2012 were relatively flat as compared to the second quarter of 2011. Our comparable store sales consisted of an increase of 3.1% in comparable store service revenue offset by a decrease of 0.9% in comparable store merchandise sales. Total comparable store sales were flat as a result of lower customer counts offset by an increase in the average transaction amount per customer. While our total revenue figures were favorably impacted by the opening or acquisition of new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Non-

comparable stores contributed an additional $3.4 million of total revenue in the second quarter of 2012 as compared to the second quarter of 2011.

Total merchandise sales decreased 0.5%, or $1.9 million, to $413.4 million in the second quarter of fiscal 2012, compared to $415.3 million during the prior year quarter. The decrease in total merchandise sales was due to a decline in comparable store merchandise sales of 0.9%, or $3.6 million, partially offset by our non-comparable stores which contributed an additional $1.7 million of sales in the quarter. The decrease in comparable store merchandise sales was driven primarily by lower comparable store customer counts partially offset by a higher average transaction amount per customer. The decrease in comparable store merchandise sales was comprised of a 3.8% decline in our retail business, mostly offset by a 4.3% increase in merchandise sold through our service business. Total service revenue increased 4.6%, or $5.0 million, to $112.3 million in the second quarter of 2012 from the $107.3 million recorded in the prior year quarter. The increase in service revenue was comprised of a $3.3 million, or 3.1%, increase in comparable store service revenue and our new non-comparable stores contributed an additional $1.7 million of service revenues. The increase in comparable store service revenue was due to higher customer counts offset by a decrease in the average transaction amount per customer.

We believe that total comparable store customer counts decreased due to macroeconomic conditions, while the average transaction amount per customer increased due to selling price increases implemented to reflect the inflation in material costs. However, in our service business, we believe that comparable store service customer counts increased due to the strength in our maintenance business led by increased oil change transactions, which have a lower average transaction amount per customer. This shift in service sales mix towards oil changes reduced the average transaction amount per service customer. We believe that the current economic environment including continued high unemployment weighed heavily on consumer spending relative to discretionary and deferrable purchases and depressed our second quarter sales. Over the long-term, we believe that utilizing innovative marketing programs to communicate our value-priced, differentiated service and merchandise assortment will drive increased customer counts and that our continued focus on delivering a better customer experience than our competitors will convert those increased customer counts into sales improvements consistently over all lines of business.

Total gross profit decreased by $4.6 million, or 3.4%, to $130.6 million in the second quarter of 2012 from $135.2 million in the second quarter of 2011. Total gross profit margin decreased to 24.8% for the second quarter of 2012 from 25.9% for the second quarter of 2011. The decrease in total gross profit margin was primarily due to the shift in sales to lower margin tires and oil combined with decreased tire margin rates due to cost increases exceeding retail price increases (70 basis points) and higher occupancy and payroll and related expenses as a percent of total sales (35 basis points). The new Service & Tire Centers have a higher concentration of their sales in lower margin tires and have higher rent and payroll costs as a percent of total sales. While the new Service & Tire Centers have had a negative impact on total gross profit margin, these Service & Tire Centers positively contributed to total gross profit in both years.

Gross profit from merchandise sales decreased by $2.2 million, or 1.7%, to $125.3 million for the second quarter of 2012 from $127.5 million in the second quarter of 2011. Gross profit margin from merchandise sales decreased to 30.3% for the second quarter of 2012 from 30.7% in the second quarter of 2011. The decrease in gross profit from merchandise sales was due to the shift in sales mix to lower margin tires and oil, decreased tire margin rates due to cost increases exceeding retail price increases and higher warehousing costs partially offset by lower store occupancy costs (utilities, and depreciation) as a percent of merchandise sales.

Gross profit from service revenue decreased by $2.4 million, or 31.2%, to $5.3 million in the second quarter of 2012 from $7.7 million recorded in the second quarter of 2011. Gross profit margin from service revenue decreased to 4.7% for the second quarter of 2012 from 7.1% for the prior year quarter. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials) and costs of service revenues includes the fully loaded service center payroll and related employee benefits and service center occupancy costs. The decrease in service revenue gross profit margin was primarily due to the growth of our Service & Tire Centers, which lowered margins by 647 and 565 basis points in the first quarter of 2012 and 2011, respectively. Excluding the impact of Service & Tire Centers, gross profit from service revenue decreased to 11.2% for the second quarter of 2012 from 13.1% for the second quarter of 2011. The decrease in gross profit, exclusive of Service & Tire Centers, was mostly due to increased payroll and related benefit costs combined with higher store occupancy costs (utilities and depreciation).

Selling, general and administrative expenses as a percentage of total revenues were 21.7% for the second quarter of 2012 and 2011. Selling, general and administrative expenses increased $1.0 million, or 0.9%, to $114.3 million from $113.3 million in the prior year quarter. Higher media expense of $3.5 million, higher store payroll expense of $1.2 million and severance costs for a reduction in force at our Store Support Center of $0.7 million were partially offset by lower acquisition costs of $2.2 million, lower credit card transaction fees of $1.7 million and lower Store Support Center payroll expense of $0.7 million. Selling, general and administrative expenses further benefited from a $1.6 million reclassification of merger costs to merger termination fees, net.

In the second quarter of 2012, we terminated our proposed merger and recorded the settlement proceeds, net of merger related costs of $43.0 million in the consolidated statement of operations and comprehensive income.

Interest expense remained relatively flat at $6.4 million in the second quarter of 2012 and 2011.

Our income tax expense for the second quarter of 2012 was $20.3 million, or an effective rate of 38.1%, as compared to an expense of $2.2 million, or an effective rate of 13.5%, for the second quarter of 2011. The second quarter 2011 income tax expense includes the benefit of the release of $3.4 million (net of federal tax) of valuation allowance relating primarily to certain unitary state net operating loss carryforwards and credits. The annual rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported net earnings of $33.0 million in the second quarter of 2012 as compared to net earnings of $13.9 million in the prior year period. Our diluted earnings per share were $0.61 as compared to $0.26 in the prior year period.

Twenty-six weeks ended July 28, 2012 vs. Twenty-six weeks ended July 30, 2011

The following table presents for the periods indicated certain items in the consolidated statements of operations and comprehensive income as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Twenty-six weeks ended	July 28, 2012 (Fiscal 2012)		July 30, 2011 (Fiscal 2011)		Favorable (Unfavorable)

Merchandise sales	78.6%		79.5%		0.2%
Service revenue (1)	21.4		20.5		5.8
Total revenues	100.0		100.0		1.4
Costs of merchandise sales (2)	70.1	(3)	69.6	(3)	(1.0)
Costs of service revenue (2)	94.9	(3)	90.8	(3)	(10.6)
Total costs of revenues	75.4		73.9		(3.4)
Gross profit from merchandise sales	29.9	(3)	30.5	(3)	(1.6)
Gross profit from service revenue	5.1	(3)	9.2	(3)	(41.3)
Total gross profit	24.6		26.1		(4.5)
Selling, general and administrative expenses	22.3		21.4		(5.3)
Net gain (loss) from dispositions of assets	—		—		—
Operating profit	2.3		4.7		(49.7)
Merger termination fees, net	4.1		—		NA
Non-operating income	0.1		0.1		(14.3)
Interest expense	1.2		1.3		—
Earnings from continuing operations before income taxes	5.3		3.5		51.5
Income tax expense	38.2	(4)	27.9	(4)	(107.4)
Earnings from continuing operations	3.3		2.5		29.9
Discontinued operations, net of tax	—		—		—
Net earnings	3.3		2.5		29.6

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

Total revenue for the first half of 2012 increased by $14.1 million to $1,050.3 million from $1,036.1 million in the first half of 2011, while comparable store sales for the first half of 2012 decreased by $14.3 million, or 1.4%, as compared to the first half of 2011. The decrease in comparable store sales consisted of a decrease of 2.0% in comparable store merchandise revenue partially offset by an increase of 1.0% in comparable store service sales. Comparable store merchandise sales consisted of a decrease in customer counts, partially offset by an increase in the average transaction amount per customer. Comparable store service revenue was characterized by an increase in customer counts, partially offset by a decrease in the average transaction amount per customer. While our total revenue figures were favorably impacted by the opening of the new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Non-comparable stores contributed an additional $28.5 million of total revenue in the first half of 2012 as compared to the prior year period.

Total gross profit decreased by $12.1 million, or 4.5%, to $258.3 million in the first half of 2012 from $270.3 million in the first half of 2011. Total gross profit margin decreased to 24.6% for the first half of 2012 from 26.1% for the first half of 2011. The decrease in total gross profit margin was primarily due to the shift in sales to lower margin tires and oil combined with decreased tire margin rates due to cost increases exceeding retail price increases (90 basis points) combined with higher occupancy and payroll and related expenses as a percent to total sales (80 basis points). The new Service & Tire Centers have a higher concentration of their sales in lower margin tires and have higher rent and payroll costs as a percent of total sales. While the new Service & Tire Centers have had a negative impact on total gross profit margin, these Service & Tire Centers positively contributed to total gross profit in both years.

Gross profit from merchandise sales decreased by $4.0 million, or 1.6%, to $246.8 million for the first half of 2012 from $250.8 million in the first half of 2011. Gross profit margin from merchandise sales decreased to 29.9% from 30.5% for the prior year period. The decrease in gross profit from merchandise sales was due to shift in sales mix to lower margin tires and oil, combined with a decline in tire margins due to cost increases exceeding retail price increases and higher warehousing costs partially offset by lower store occupancy costs (utilities and depreciation) as a percent of merchandise sales.

Gross profit from service revenue decreased by $8.0 million, or 41.3%, to $11.4 million for the first half of 2012 from $19.5 million in the first half of 2011. Gross profit margin from service revenue decreased to 5.1% for the first half of 2012 from 9.2% in the first half of 2011. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials) and costs of service revenues includes the fully loaded service center payroll and related employee benefits and service center occupancy costs. The decrease in service revenue gross profit margin was primarily due to the growth of our Service & Tire Centers, which lowered margins by 654 and 420 basis points in the first half of 2012 and 2011, respectively. Excluding the impact of Service & Tire Centers, gross profit from service revenue decreased to 11.6% for the first half of 2012 from 13.5% for the first half of 2011. The decrease in gross profit, exclusive of Service & Tire Centers, was mostly due to increased payroll and related benefit costs combined with higher store occupancy costs (utilities and depreciation).

Selling, general and administrative expenses, as a percentage of total revenues increased to 22.3% for the first half of 2012 as compared to 21.4% the prior year period. Selling, general and administrative expenses increased $11.8 million, or 5.3%, compared to the first half of 2011 due to higher media expense of $7.0 million, higher store and Store Support Center payroll and related expenses of $6.4 million, severance costs for a reduction in force at our Store Support Center of $0.7 million, and higher legal and professional services costs of $1.0 million, partially offset by lower credit card fees of $2.9 million and lower acquisition related costs of $1.0 million.

In the second quarter of 2012, we terminated our proposed merger and recorded the settlement proceeds, net of merger related costs of $43.0 million in the consolidated statement of operations and comprehensive income.

Interest expense remained relatively flat at $12.9 million in the first half of 2012 and 2011.

Our income tax expense for the first half of 2012 was $21.1 million, or an effective rate of 38.2%, as compared to an expense of $10.2 million, or an effective rate of 27.9%, for the first half of 2011. The change was primarily due to the release of valuation allowances on state net operating loss carry forwards and credits in the first half of 2011. The annual rate is dependent on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported net earnings of $34.1 million for the first half of 2012 as compared to net earnings of $26.3 million in the prior year period. Our diluted earnings per share were $0.63 as compared to $0.49 in the prior year period.

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

The following table presents the revenues and gross profit for each area of our business:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
(Dollar amounts in thousands)	2012	2011	2012	2011

Service Center Revenue (1)	$274,257	$260,835	$545,346	$508,165
Retail Sales (2)	251,414	261,759	504,929	527,969
Total revenues	$525,671	$522,594	$1,050,275	$1,036,134

Gross profit from Service Center Revenue (3)	$55,868	$60,669	$109,756	$119,631
Gross profit from Retail Sales (3)	74,733	74,541	148,497	150,701
Total gross profit	$130,601	$135,210	$258,253	$270,332

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

CAPITAL AND LIQUIDITY

Our cash requirements arise principally from (1) the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, (2) debt service and (3) contractual obligations. Cash flows realized through the sales of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by operating activities was $87.5 million in the first half of 2012, as compared to $51.2 million in the prior year period. The $36.2 million increase from the prior year period was due to increased net earnings (including on a pre-tax basis, $43.0 million of net, merger termination fees), net of non-cash adjustments of $22.3 million and a favorable change in operating assets and liabilities of $13.9 million. The change in operating assets and liabilities was primarily due to favorable changes in accrued expenses and other current assets of $20.4 million and other long-term liabilities of $2.3 million, offset by unfavorable changes in inventory, net of accounts payable of $8.7 million.

In both fiscal 2012 and 2011, the increased investment in inventory of $12.4 and $12.9 million, respectively, was funded entirely by the improvement in our trade vendor payment terms. Taking into consideration changes in our trade payable program liability (shown as cash flows from financing activities on the consolidated statements of cash flows), cash generated from accounts payable was $33.3 million and $17.2 million for the first half of 2012 and 2011, respectively. The ratio of accounts payable, including our trade payable program, to inventory was 57.8% at July 28, 2012, 53.6% at January 28, 2012 and 50.0% at July 30, 2011, respectively. The $12.4 million increase in inventory from January 28, 2012 was primarily due to an expanded inventory assortment in certain hard part categories, seasonal purchases and increased investment in our new stores of $1.3 million.

The change in accrued expenses and other current assets was primarily due to a reduction in sales tax and employee payroll tax accruals of $8.9 million due to the timing of payments to taxing authorities and a reduction in the amount of payments for 401(k) employer match, supplemental executive retirement plan pension and management incentive compensation of $9.4 million in 2012 as compared to 2011. The change in other long-term liabilities was primarily due to a voluntary pension contribution of $3.0 million in the prior year.

Cash used in investing activities was $26.3 million in the first half of 2012 as compared to $78.9 million in the prior year period. Capital expenditures were $26.3 million and $30.6 million in the first half of 2012 and 2011, respectively. Capital expenditures for the first half of 2012, in addition to our regularly scheduled store and distribution center improvements and information technology enhancements, included the addition of eight new Service & Tire Centers and one new Supercenter. Capital expenditures for the first half of 2011 included the addition of four new Service & Tire Centers and one new Supercenter. During the first half of 2011, we acquired 99 Service & Tire Centers through three separate transactions, including 85 stores in Florida, Georgia and Alabama, seven stores in Houston and seven stores in the Seattle/Tacoma market for $42.8 million, net of cash acquired. During the first half of 2011 we invested $4.8 million in a restricted account as collateral for retained liabilities included within existing insurance programs in lieu of previously outstanding letters of credit.

Our targeted capital expenditures for fiscal 2012 are $60.0 million. Our fiscal year 2012 capital expenditures include the addition of approximately 40 new locations, the conversion of 15 Supercenters into Superhubs, and required expenditures for our existing stores, offices and distribution centers. These expenditures are expected to be funded by cash on hand and net cash generated from operating activities. Additional capacity, if needed, exists under our existing line of credit.

In the first half of 2012, cash provided by financing activities was $31.5 million, as compared to cash used in financing activities of $0.6 million in the prior year period, primarily due to increased net borrowings on our trade payable program of $25.4 million. The trade payable program is funded by various bank participants who have the ability, but not the obligation, to purchase, directly from our vendors, account receivables owed by Pep Boys. As of July 28, 2012 and January 28, 2012, we had an outstanding balance of $115.7 million and $85.2 million, respectively (classified as trade payable program liability on the consolidated balance sheet). In the first half of 2011, we paid $2.4 million in financing costs to amend and restate our revolving credit agreement to reduce its interest rate by 75 basis points and to extend its maturity to July 2016 and paid a cash dividend of $3.2 million.

We anticipate that cash on hand and cash generated by operating activities will exceed our expected cash requirements in fiscal year 2012. In addition, we expect to have excess availability under our existing revolving credit agreement during the entirety of fiscal year 2012. As of July 28, 2012, we had undrawn availability on our revolving credit facility of $175.1 million. As of July 28, 2012, we had $150.8 million of cash and cash equivalents on hand. Our current intention is to use our cash on hand together with proceeds from a new debt facility to retire our term loan and senior subordinated notes, both in advance of their respective 2013 and 2014 maturities. This contemplated refinancing will reduce our overall long-term debt by approximately $100.0 million, extend our maturities and reduce our overall interest expense, while maintaining flexibility for accelerated growth and/or returning capital to our shareholders.

During fiscal 2011, the Company began the process of terminating its defined benefit pension plan (the “Plan”), which covered full-time employees hired on or before February 1, 1992. The termination of the Plan, which has been frozen since December 31, 1996, is expected to be completed by the end of fiscal 2012. In order to terminate the Plan, in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements, the Company is required to fully fund the Plan on a termination basis and will commit to contribute the additional assets necessary to do so with cash on hand. The amount necessary to do so is not yet known, but is currently estimated to be between $13.0 and $18.0 million. Plan participants will not be adversely affected by the Plan termination, but rather will have their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier.

Our working capital was $236.2 million and $166.6 million at July 28, 2012 and January 28, 2012, respectively. Our total debt, net of cash on hand, as a percentage of our total capitalization, was 17.2% and 29.6% at July 28, 2012 and January 28, 2012, respectively.

Contractual Obligations

For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 28, 2012. There have been no other significant developments with respect to our contractual obligations since January 28, 2012.

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is due to changes in interest rates. Pursuant to the terms of our Revolving Credit Agreement, changes in LIBOR or the Prime Rate could affect the rates at which we could borrow funds thereunder. At July 28, 2012, we had $0.2 million of borrowings under this facility. Additionally, we have a $147.0 million Senior Secured Term Loan that bears interest at three month LIBOR plus 2.0%.

We have an interest rate swap for a notional amount of $145.0 million, which is designated as a cash flow hedge on our Senior Secured Term Loan. We record the effective portion of the change in fair value through accumulated other comprehensive loss.

The fair value of the derivative was $9.5 million and $12.5 million payable at July 28, 2012 and January 28, 2012, respectively. Of the $3.0 million decrease in the liabilities during the twenty-six weeks ended July 28, 2012, $1.9 million net of tax was recorded to accumulated other comprehensive loss on the consolidated balance sheet.

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

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  MINE SAFETY DISCLOSURES

None.

ITEM 5  OTHER INFORMATION

None.

ITEM 6  EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

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

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date:	September 6, 2012	by:	/s/ Sanjay Sood

Sanjay Sood
Vice President — Controller and Chief Accounting Officer (Principal Financial Officer)

INDEX TO EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

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