Form 10-Q
period 2012-10-27
PEP BOYS MANNY MOE & JACK
filed 2012-12-06
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 27, 2012

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

As of November 23, 2012, there were 53,100,876 shares of the registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1  CONSOLIDATED FINANCIAL STATEMENTS

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

(unaudited)

	October 27, 2012	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$78,667	$58,244
Accounts receivable, less allowance for uncollectible accounts of $1,424 and $1,303	25,225	25,792
Merchandise inventories	634,252	614,136
Prepaid expenses	15,086	26,394
Other current assets	49,543	59,979
Total current assets	802,773	784,545

Property and equipment - net	665,529	696,339
Goodwill	46,917	46,917
Deferred income taxes	53,011	72,870
Other long-term assets	35,547	33,108
Total assets	$1,603,777	$1,633,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$258,222	$243,712
Trade payable program liability	125,718	85,214
Accrued expenses	218,167	221,705
Deferred income taxes	65,429	66,208
Current maturities of long-term debt	2,000	1,079
Total current liabilities	669,536	617,918

Long-term debt less current maturities	198,000	294,043
Other long-term liabilities	63,536	77,216
Deferred gain from asset sales	130,820	140,273
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	295,086	296,462
Retained earnings	445,503	423,437
Accumulated other comprehensive loss	(10,050)	(17,649)
Treasury stock, at cost — 15,460,049 shares and 15,803,322 shares	(257,211)	(266,478)
Total stockholders’ equity	541,885	504,329
Total liabilities and stockholders’ equity	$1,603,777	$1,633,779

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(dollar amounts in thousands, except per share amounts)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Merchandise sales	$401,146	$414,530	$1,226,858	$1,238,424
Service revenue	108,462	107,643	333,025	319,884
Total revenues	509,608	522,173	1,559,883	1,558,308
Costs of merchandise sales	284,626	292,397	863,533	865,446
Costs of service revenue	108,942	102,855	322,057	295,607
Total costs of revenues	393,568	395,252	1,185,590	1,161,053
Gross profit from merchandise sales	116,520	122,133	363,325	372,978
Gross (loss) profit from service revenue	(480)	4,788	10,968	24,277
Total gross profit	116,040	126,921	374,293	397,255
Selling, general and administrative expenses	112,028	109,549	346,015	331,717
Net (loss) gain from dispositions of assets	(221)	(25)	(232)	61
Operating profit	3,791	17,347	28,046	65,599
Merger termination fees, net	(139)	—	42,816	—
Other income	655	627	1,646	1,783
Interest expense	17,057	6,889	30,000	19,831
(Loss) earnings from continuing operations before income taxes and discontinued operations	(12,750)	11,085	42,508	47,551
Income tax (benefit) expense	(6,055)	4,063	15,035	14,232
(Loss) earnings from continuing operations before discontinued operations	(6,695)	7,022	27,473	33,319
(Loss) income from discontinued operations, net of tax	(64)	(11)	(122)	3
Net (loss) earnings	(6,759)	7,011	27,351	33,322

Basic earnings per share:
(Loss) earnings from continuing operations before discontinued operations	$(0.13)	$0.13	$0.51	$0.63
Discontinued operations, net of tax	—	—	—	—
Basic (loss) earnings per share	$(0.13)	$0.13	$0.51	$0.63

Diluted earnings per share:
(Loss) earnings from continuing operations before discontinued operations	$(0.13)	$0.13	$0.51	$0.62
Discontinued operations, net of tax	—	—	—	—
Diluted (loss) earnings per share	$(0.13)	$0.13	$0.51	$0.62

Other comprehensive income:
Defined benefit plan adjustment, net of tax	$354	$236	$1,062	$709
Derivative financial instruments adjustment, net of tax	4,607	907	6,537	1,592
Other comprehensive income	4,961	1,143	7,599	2,301
Comprehensive (loss) income	$(1,798)	$8,154	$34,950	$35,623

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

Thirty-nine weeks ended	October 27, 2012	October 29, 2011
Cash flows from operating activities:
Net earnings	$27,351	$33,322
Adjustments to reconcile net earnings to net cash provided by continuing operations:
Net loss (income) from discontinued operations, net of tax	122	(3)
Depreciation and amortization	59,129	59,779
Amortization of deferred gain from asset sales	(9,453)	(9,451)
Stock compensation expense	622	2,539
Deferred income taxes	14,521	8,021
Net loss (gain) from disposition of assets	232	(61)
Loss from asset impairment	8,802	389
Other	88	—
Changes in assets and liabilities, net of the effects of acquisitions:
Decrease in accounts receivable, prepaid expenses and other	26,213	27,767
Increase in merchandise inventories	(20,116)	(34,874)
Increase in accounts payable	14,510	19,758
Decrease in accrued expenses	(4,208)	(18,693)
Decrease in other long-term liabilities	(1,369)	(3,483)
Net cash provided by continuing operations	116,444	85,010
Net cash (used in) provided by discontinued operations	(215)	40
Net cash provided by operating activities	116,229	85,050

Cash flows from investing activities:
Capital expenditures	(36,760)	(50,793)
Proceeds from dispositions of assets	15	89
Premiums paid on life insurance policies	—	(837)
Acquisitions, net of cash acquired	—	(42,901)
Collateral investment	—	(4,763)
Net cash used in investing activities	(36,745)	(99,205)

Cash flows from financing activities:
Borrowings under line of credit agreements	1,780	5,181
Payments under line of credit agreements	(1,780)	(5,181)
Borrowings on trade payable program liability	123,408	97,400
Payments on trade payable program liability	(82,904)	(85,367)
Payment for finance issuance cost	(6,442)	(2,441)
Borrowings under new debt	200,000	—
Debt payments	(295,122)	(809)
Dividends paid	—	(4,757)
Proceeds from stock issuance	1,999	605
Net cash (used in) provided by financing activities	(59,061)	4,631
Net increase (decrease) in cash and cash equivalents	20,423	(9,524)
Cash and cash equivalents at beginning of period	58,244	90,240
Cash and cash equivalents at end of period	$78,667	$80,716

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,635	$1,015
Cash paid for interest	$28,554	$14,577
Non-cash investing activities:
Accrued purchases of property and equipment	$2,008	$1,486

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements.” It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012. The results of operations for the thirty-nine weeks ended October 27, 2012 are not necessarily indicative of the operating results for the full fiscal year.

The consolidated financial statements presented herein are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of October 27, 2012 and for all periods presented have been made.

The Company’s fiscal year ends on the Saturday nearest January 31. Accordingly, references to fiscal years 2012 and 2011 refer to the fiscal year ending February 2, 2013 and the fiscal year ended January 28, 2012, respectively.

The Company operated 744 store locations at October 27, 2012, of which 232 were owned and 512 were leased.

NOTE 2—NEW ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350) —Testing Goodwill for Impairment” (“ASU 2011-08”). The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3—ACQUISITIONS

During the thirty-nine weeks ended October 29, 2011, the Company made three separate acquisitions. The Company acquired the assets related to seven service and tire centers located in the Seattle-Tacoma area, the assets related to seven service and tire centers located in the Houston, Texas area and all outstanding shares of capital stock of Tire Stores Group Holding Corporation which operated an 85-store chain in Florida, Georgia and Alabama under the name Big 10. Collectively, the acquired stores produced approximately $94.7 million (unaudited) in sales annually based on pre-acquisition historical information. The total purchase price of these stores was approximately $42.6 million in cash and the assumption of certain liabilities. The acquisitions were financed through cash flows provided by operations. The results of operations of these acquired stores are included in the Company’s results from their respective acquisition dates.

The Company expensed all costs related to these acquisitions during fiscal 2011. The total costs related to these acquisitions were $1.5 million and are included in the consolidated statement of operations within selling, general and administrative expenses.

As the Company’s acquisitions (including Big 10) were immaterial to the Company’s operating results both individually and in aggregate for the thirteen and thirty-nine week periods ended October 29, 2011, pro forma results of operations are not disclosed. Sales for the fiscal 2011 acquired stores totaled $43.6 million and net earnings for those stores were break-even for the period from acquisition date through October 29, 2011.

In the third quarter of 2011, the Company recorded a reduction to the contingent consideration of $0.7 million related to one of the Company’s acquisitions. The reversal of contingent consideration was recorded to selling, general and administrative expenses in the consolidated statements of operations.

NOTE 4—MERCHANDISE INVENTORIES

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (“FIFO”) method of costing inventory had been used by the Company, inventory would have been $572.1 million and $536.4 million as of October 27, 2012 and January 28, 2012, respectively.

The Company’s inventory, consisting primarily of automotive parts and accessories, is used on vehicles typically having long lives. Because of this, and combined with the Company’s historical experience of returning excess inventory to the Company’s vendors for full credit, the risk of obsolescence is minimal. The Company establishes a reserve for excess inventory for instances where less than full credit will be received for such returns or where the Company anticipates items will be sold at retail prices that are less than recorded costs. The reserve is based on management’s judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where the Company received less than full credit from vendors for product returns. The Company also provides for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program. The Company’s inventory adjustments for these matters were approximately $4.6 million at October 27, 2012 and January 28, 2012, respectively.

NOTE 5—PROPERTY AND EQUIPMENT

The Company’s property and equipment as of October 27, 2012 and January 28, 2012 was as follows:

(dollar amounts in thousands)	October 27, 2012	January 28, 2012

Property and equipment
Land	$204,023	$204,023
Buildings and improvements	881,094	875,999
Furniture, fixtures and equipment	734,986	723,938
Construction in progress	4,082	3,279
Accumulated depreciation and amortization	(1,158,656)	(1,110,900)
Property and equipment — net	$665,529	$696,339

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

The reserve for warranty cost activity for the thirty-nine weeks ended October 27, 2012 and the fifty-two weeks ended January 28, 2012 is as follows:

(dollar amounts in thousands)	October 27, 2012	January 28, 2012
Beginning balance	$673	$673

Additions related to current period sales	7,603	12,122

Warranty costs incurred in current period	(7,485)	(12,122)

Ending balance	$791	$673

NOTE 7—DEBT AND FINANCING ARRANGEMENTS

The following are the components of debt and financing arrangements:

(dollar amounts in thousands)	October 27, 2012	January 28, 2012
7.5% Senior Subordinated Notes, due December 2014	$—	$147,565
Senior Secured Term Loan, due October 2013	—	147,557
Senior Secured Term Loan, due October 2018	200,000	—
Revolving Credit Agreement, through January 2016	—	—
Long-term debt	200,000	295,122
Current maturities	(2,000)	(1,079)
Long-term debt less current maturities	$198,000	$294,043

On October 11, 2012, the Company entered into the Second Amended and Restated Credit Agreement that (i) increased the size of the Company’s Senior Secured Term Loan (the “Term Loan”) to $200.0 million, (ii) extended the maturity of the Term Loan from October 27, 2013 to October 11, 2018, (iii) reset the interest rate under the Term Loan to the London Interbank Offered Rate (LIBOR), subject to a floor of 1.25%, plus 3.75% and (iv) added an additional 16 of the Company’s owned locations to the collateral pool securing the Term Loan.  The amended and restated Term Loan is deemed to be substantially different than the prior Term Loan, and therefore the modification of the debt has been treated as a debt extinguishment.  As of October 27, 2012, 142 stores collateralized the Term Loan. The Company recorded $6.4 million of deferred financing costs related to the Second Amended and Restated Credit Agreement.

Net proceeds from the amended and restated Term Loan together with cash on hand were used to settle the Company’s outstanding interest rate swap on the Term Loan as structured prior to its amendment and restatement and to satisfy and discharge all of the Company’s outstanding 7.5% Senior Subordinated Notes (“Notes”) due 2014.  The settlement of the interest rate swap resulted in the reclassification of $7.5 million of accumulated other comprehensive loss to interest expense.  In connection with the satisfaction and discharge of the Notes, the Company (i) prepaid the outstanding principal amount of the Notes together with $5.5 million in interest ($1.8 million of which was for the period from October 28, 2012 through December 15, 2012 and the remaining $3.7 million related to previously accrued interest) due through the redemption date by depositing such funds into an irrevocable escrow account with the trustee of the Notes and (ii) recognized, in interest expense, $1.9 million of deferred financing costs related to the Notes and the Term Loan as structured prior to its amendment and restatement. The interest payment and the swap settlement payment are presented within cash flows from operations on the consolidated statement of cash flows.

On October 11, 2012, the Company entered into two new interest rate swaps for a notional amount of $50.0 million each that together were designated as a cash flow hedge on the first $100.0 million of the Term Loan. The interest rate swaps convert the variable LIBOR portion of the interest payments due on the first $100.0 million of the Term Loan to a fixed rate of 1.855%.

The Company’s ability to borrow under its Revolving Credit Agreement is based on a specific borrowing base consisting of inventory and accounts receivable. The interest rate on this credit line is daily LIBOR plus 2.00% to 2.50% based upon the then current availability under the Revolving Credit Agreement. As of October 27, 2012, there were no outstanding borrowings under this agreement and $31.3 million of availability was utilized to support outstanding letters of credit. Taking this into account and the borrowing base requirements, as of October 27, 2012, there was $167.3 million of availability remaining under the Revolving Credit Agreement.

The Company’s debt agreements require compliance with covenants. The most restrictive of these covenants, an earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement, is triggered if the Company’s availability under its Revolving Credit Agreement plus unrestricted cash drops below $50.0 million. As of October 27, 2012, the Company was in compliance with all financial covenants contained in its debt agreements.

Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt obligations and are considered a level 2 measure under the fair value hierarchy. The estimated fair value of long-term debt including current maturities was $201.5 million and $293.6 million as of October 27, 2012 and January 28, 2012, respectively.

The Company has a vendor financing program with availability up to $175.0 million which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by the Company directly from vendors. The Company, in turn, makes the regularly scheduled full vendor payments to the bank participants. There was an outstanding balance of $125.7 million and $85.2 million under the program as of October 27, 2012 and January 28, 2012, respectively.

NOTE 8—INCOME TAXES

The Company recognizes taxes payable for the current year, as well as deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company’s effective income tax rate differs from the U.S. statutory rate principally due to deferred tax adjustments related to foreign tax credits generated in the Company’s Puerto Rico operations, state taxes, and other certain permanent tax items. The changes in the rate for the thirteen weeks ended October 27, 2012 as compared to the thirteen weeks ended October 29, 2011 are primarily driven by a reduction in ordinary income or loss in relation to foreign taxes in the Company’s Puerto Rico operations, state taxes, and other certain permanent tax items. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. To the extent the Company believes it is more likely than not that the asset will not be recoverable, a valuation allowance must be established. All available evidence, both positive and negative, is considered to determine whether based on the weight of that evidence a valuation allowance is needed. To establish this positive evidence, the Company considers future projections of income and various tax planning strategies for generating income sufficient to utilize the deferred tax assets. During the thirty-nine weeks ended October 29, 2011, due to an organizational restructuring of its subsidiaries and the Company’s improved profitability and projected future income, the Company released $3.6 million (net of federal tax) of valuation allowance relating to state net operating loss carryforwards and credits.

For income tax benefits related to uncertain tax positions to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  During the thirteen and thirty-nine weeks ended October 27, 2012, the Company did not have a material change to its uncertain tax position liabilities.

NOTE 9—ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are:

(dollar amounts in thousands)	October 27, 2012	January 28, 2012

Defined benefit plan adjustment, net of tax	$(8,635)	$(9,696)
Derivative financial instrument adjustment, net of tax	(1,415)	(7,953)
Accumulated other comprehensive loss	$(10,050)	$(17,649)

During the third quarter of fiscal 2012, the Company refinanced its existing Term Loan and settled the outstanding interest rate swap resulting in a reclassification of $7.5 million from accumulated other comprehensive loss into interest expense.

NOTE 10—IMPAIRMENTS

During the third quarter of fiscal 2012, the Company recorded a $8.8 million impairment charge related to 35 stores classified as held and used. Of the $8.8 million impairment charge, $4.2 million was charged to costs of merchandise sales, and $4.6 million was charged to costs of service revenue.  In the second quarter of fiscal 2011, the Company recorded a $0.4 million impairment charge related to stores classified as held and used. Of the $0.4 million impairment charge, $0.1 million was charged to costs of merchandise sales, and $0.3 million was charged to costs of service revenue. In both periods, the Company used a probability-weighted approach and estimates of expected future cash flows to determine the fair value of these stores. Discount and growth rate assumptions were derived from current economic conditions, management’s expectations and projected trends of current operating results. The remaining fair value of the impaired stores is approximately $1.5 million and is classified as a Level 2 or 3 measure within the fair value hierarchy.

NOTE 11—EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for earnings from continuing operations and net earnings:

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share amounts)		October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

(a)	(Loss) earnings from continuing operations	$(6,695)	$7,022	$27,473	$33,319

	(Loss) income from discontinued operations, net of tax	(64)	(11)	(122)	3

	Net (loss) earnings	$(6,759)	$7,011	$27,351	$33,322

(b)	Basic average number of common shares outstanding during period	53,304	52,998	53,175	52,933

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	—	600	768	661

(c)	Diluted average number of common shares assumed outstanding during period	53,304	53,598	53,943	53,594

	Basic earnings per share:
	(Loss) earnings from continuing operations (a/b)	$(0.13)	$0.13	$0.51	$0.63
	Discontinued operations, net of tax	—	—	—	—
	Basic (loss) earnings per share	$(0.13)	$0.13	$0.51	$0.63

	Diluted earnings per share:
	(Loss) earnings from continuing operations (a/c)	$(0.13)	$0.13	$0.51	$0.62
	Discontinued operations, net of tax	—	—	—	—
	Diluted (loss) earnings per share	$(0.13)	$0.13	$0.51	$0.62

At October 27, 2012 and October 29, 2011, respectively, there were 2,571,000 and 2,640,000 outstanding options and restricted stock units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total number of such shares excluded from the diluted earnings per share calculation are 740,494 and 904,000 for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively. The total number of such shares excluded from the diluted earnings per share calculation are 2,571,000 and 1,050,000 for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively.

NOTE 12—BENEFIT PLANS

The Company has a qualified 401(k) savings plan and a separate plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company also maintains a non-qualified defined contribution supplemental executive retirement plan (the “Account Plan”) for key employees designated by the Board of Directors. The Company’s contributions to these plans for fiscal 2012 are contingent upon meeting certain performance metrics. The Company did not record any contribution expense for these plans in the first nine months of 2012 or 2011.

The Company also has a frozen defined benefit pension plan (the “Plan”) covering the Company’s full-time employees hired on or before February 1, 1992. The Company’s expense for the Plan follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(dollar amounts in thousands)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Interest cost	619	640	1,857	1,918
Expected return on plan assets	(704)	(686)	(2,112)	(2,058)
Amortization of net loss	566	378	1,699	1,134
Net periodic benefit cost	$481	$332	$1,444	$994

The Plan is subject to minimum funding requirements of the Employee Retirement Income Security Act of 1974 as amended. While the Company had no minimum funding requirement during fiscal 2011, it made a $3.0 million discretionary contribution to the Plan on April 28, 2011. There were no discretionary contributions made during the thirty-nine weeks ended October 27, 2012.

During the third quarter of fiscal 2011, the Company began the process of terminating the Plan. The termination of the Plan is expected to be completed by the end of fiscal 2012. In order to terminate the Plan, in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements, the Company is required to fully fund the Plan on a termination basis and will commit to contribute the additional assets necessary to do so. The Company expects to contribute approximately $14.0 million to fully fund the Plan. On November 29, 2012, the Plan transferred $22.7 million to the Plan administrator to pay participants who elected the temporary lump sum benefit. The Company will purchase annuities to satisfy all remaining obligations under the Plan during the fourth quarter of fiscal 2012. Plan participants will not be adversely affected by the Plan termination, but rather will have their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier.

NOTE 13—EQUITY COMPENSATION PLANS

The Company has stock-based compensation plans, under which it grants stock options and restricted stock units to key employees and members of its Board of Directors. The Company generally recognizes compensation expense on a straight-line basis over the vesting period.

STOCK OPTIONS

The following table summarizes the options under the Company’s plan:

Number of Shares
Outstanding — January 28, 2012	2,008,430
Granted	287,574
Exercised	(247,553)
Forfeited	(36,225)
Expired	(274,216)
Outstanding — October 27, 2012	1,738,010

In the first nine months of fiscal year 2012, the Company granted approximately 288,000 stock options with a weighted average grant date fair value of $4.65. These options have a seven-year term and vest over a three-year period with a third vesting on each of the first three anniversaries of their grant date. The compensation expense recorded during the thirteen weeks and thirty-nine weeks ended October 27, 2012, for the options granted was immaterial.

In the first nine months of fiscal year 2011, the Company granted approximately 265,000 stock options with a weighted average grant date fair value of $5.38. These options have a seven-year term and vest over a three-year period with a third vesting on each of the first three anniversaries of their grant date. The compensation expense recorded during the thirteen weeks and thirty-nine weeks ended October 29, 2011, for the options granted was immaterial.

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

The following are the weighted-average assumptions:

	October 27, 2012	October 29, 2011
Dividend yield	0.0%	1.0%
Expected volatility	57.7%	58.2%
Risk-free interest rate range:
High	0.6%	1.9%

Low	0.5%	1.6%
Ranges of expected lives in years	4 - 5	4 - 5

RESTRICTED STOCK UNITS

Performance Based Awards

In the third quarter of fiscal 2012, the Company granted approximately 106,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves a return on invested capital target for fiscal year 2014. The number of underlying shares that may be issued upon vesting will range from 0% to 150%, depending upon the Company achieving the financial targets in fiscal year 2014. The fair value for these awards was $9.98 per unit at the date of the grant. The compensation expense recorded for these restricted stock units was immaterial during the thirteen weeks and thirty-nine weeks ended October 27, 2012.

In the first quarter of fiscal 2011, the Company granted approximately 95,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves a return on invested capital target for fiscal year 2013. The number of underlying shares that may be issued upon vesting will range from 0% to 150%, depending upon the Company achieving the financial targets in fiscal year 2013. The fair value for these awards was $12.48 per unit at the date of the grant. The compensation expense recorded for these restricted stock units during the thirteen weeks and thirty-nine weeks ended October 29, 2011 was immaterial.

In the third quarter of fiscal 2012, the Company concluded that it is not likely to achieve the financial targets for the performance based awards granted in fiscal 2010 and 2011 and accordingly, recorded a $0.9 million benefit to reverse the to-date compensation expense recognized for these awards.

Market Based Awards

In the third quarter of fiscal 2012, the Company granted approximately 53,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a total shareholder return target for the three-year period ending with fiscal 2014. The number of underlying shares that may become exercisable will range from 0% to 175% depending upon whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $7.96 per unit grant date fair value. The compensation expense recorded for these restricted stock units during the thirteen weeks and thirty-nine weeks ended October 27, 2012, was immaterial.

In the first quarter of fiscal 2011, the Company granted approximately 48,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a total shareholder return target for the three-year period ending with fiscal 2013. The number of underlying shares that may become exercisable will range from 0% to 175% depending upon whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $14.73 per unit grant date fair value. The compensation expense recorded for these restricted stock units during the thirteen weeks and thirty-nine weeks ended October 29, 2011, was immaterial.

Other Awards

The Company did not grant any restricted stock units for officers’ deferred bonus matches under the Company’s non-qualified deferred compensation plan during fiscal 2012. In the first quarter of fiscal 2011, the Company granted approximately 50,000 restricted stock units, related to officers’ deferred bonus matches under the Company’s non-qualified deferred compensation plan, which vest over a three year period. The fair value of the fiscal 2011 awards was $13.68 and the compensation expense recorded for these awards during the thirteen weeks and thirty-nine weeks ended October 29, 2011, was immaterial.

In the third quarter of fiscal 2012, the Company granted approximately 33,000 restricted stock units to its non-employee directors of the board, which vest over a one year period with a quarter vesting on each of the first four quarters following their grant date. The fair value was $9.98 per unit and the compensation expense recorded for these restricted stock units during the thirteen weeks and thirty-nine weeks ended October 27, 2012, was immaterial.  In the second quarter of fiscal 2011, the Company granted approximately 42,000 restricted stock units to its non-employee directors of the board that vested immediately. The fair value was $10.67 per unit and the compensation expense recorded for these awards during the thirteen weeks and thirty-nine weeks ended October 27, 2012, was immaterial.

The following table summarizes the units under the Company’s plan, assuming maximum vesting of underlying shares for the performance and market based awards described above:

Number of RSUs
Nonvested — January 28, 2012	626,747
Granted	319,082
Forfeited	(69,180)
Vested	(43,216)
Nonvested — October 27, 2012	833,433

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

The following table provides information by level for assets and liabilities that are measured at fair value, on a recurring basis:

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	October 27, 2012	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$78,667	$78,667	$—	$—
Collateral investments (1)	17,276	17,276	—	—
Rabbi trust assets (1)	3,654	—	3,654	—
Liabilities:
Other liabilities
Derivative liability (2)	2,266	—	2,266	—

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	January 28, 2012	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$58,244	$58,244	$—	$—
Collateral investments (1)	17,276	17,276	—	—
Rabbi trust assets (1)	3,576	—	3,576	—
Liabilities:
Other liabilities
Derivative liability (2)	12,540	—	12,540	—

(1) included in other long-term assets

(2) included in other long-term liabilities

As of January 28, 2012 the Company invested $17.3 million in restricted accounts as collateral for its retained liabilities included within existing insurance programs in lieu of previously outstanding letters of credit.

On October 11, 2012, the Company settled its interest rate swap designated as a cash flow hedge on $145.0 million of the Company’s Term Loan prior to its amendment and restatement. The swap was used to minimize interest rate exposure and overall interest costs by converting the variable component of the total interest rate to a fixed rate of 5.036%. Since February 1, 2008, this swap was deemed to be fully effective and all adjustments in the interest rate swap’s fair value have been recorded to accumulated other comprehensive loss. The settlement of this swap resulted in an interest charge of $7.5 million, which was previously recorded within accumulated other comprehensive loss.

On October 11, 2012, the Company entered into two new interest rate swaps for a notional amount of $50.0 million each that together were designated as a cash flow hedge on the first $100.0 million of the amended and restated Term Loan. The interest rate swaps convert the variable LIBOR portion of the interest payments due on the first $100.0 million of the Term Loan to a fixed rate of 1.855%.

The table below shows the effect of the Company’s interest rate swaps on the consolidated financial statements for the periods indicated:

(dollar amounts in thousands)	Amount of Gain/(Loss) in Other Comprehensive Income (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion) (a)
Thirteen weeks ended October 27, 2012	$(170)	Interest expense	$(1,201)
Thirteen weeks ended October 29, 2011	$890	Interest expense	$(1,751)
Thirty-nine weeks ended October 27, 2012	$1,734	Interest expense	$(4,540)
Thirty-nine weeks ended October 29, 2011	$1,538	Interest expense	$(5,242)

(a) represents the effective portion of the loss reclassified from accumulated other comprehensive loss

The fair value of the derivatives was $2.3 million and $12.5 million payable at October 27, 2012 and January 28, 2012, respectively. Of the $10.2 million decrease in the fair value during the thirty-nine weeks ended October 27, 2012, $1.7 million net of tax was recorded to accumulated other comprehensive loss on the consolidated balance sheet.

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

NOTE 16—MERGER UPDATE

On May 29, 2012, the Company, Auto Acquisition Company, LLC, a Delaware limited liability company (“Parent”), Auto Mergersub, Inc., a Delaware corporation (“Merger Sub”), and The Gores Group, LLC, a Delaware limited liability company (“Gores”), entered into a Settlement Agreement (the “Settlement Agreement”) relating to the previously announced Agreement and Plan of Merger, dated as of January 29, 2012, by and among the Company, Parent and Merger Sub (the “Merger Agreement”). The Settlement Agreement provided for, among other things: (i) the termination of the Merger Agreement and the related financing commitments from Gores Capital Partners II, L.P. and Gores Capital Partners III, L.P.; (ii) Parent’s payment of a $50.0 million fee to the Company and reimbursement to the Company for certain of its merger related expenses; and (iii) mutual releases of the parties. Such payments were made by Parent on June 8, 2012 and the Company recorded $42.8 million of merger termination fees, net of related expenses, on the consolidated statements of operations and comprehensive income which is presented within cash flows from operations on the consolidated statement of cash flows.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis explains the results of operations for the third fiscal quarter and first nine months of 2012 and 2011 and significant developments affecting our financial condition for the nine months ended October 27, 2012. This discussion and analysis should be read in conjunction with the consolidated interim financial statements and the notes to such consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

INTRODUCTION

The Pep Boys—Manny, Moe & Jack is the leading national chain offering automotive service, tires, parts and accessories. This positioning allows us to streamline the distribution channel and pass the savings on to our customers facilitating our vision to be the automotive solutions provider of choice for the value-oriented customer. The majority of our stores are in a Supercenter format, which serves both “do-it-for-me” (“DIFM”), which includes service labor, installed merchandise and tires, and “do-it-yourself” (“DIY”) customers with high quality service and merchandise offerings. Most of our Supercenters also have a commercial sales program that provides delivery of tires, parts and other products to automotive repair shops and dealers. In 2009, as part of our long-term strategy to lead with automotive service, we began complementing our existing Supercenter store base with Service & Tire Centers. These Service & Tire Centers are designed to capture market share and leverage our existing Supercenters and support infrastructure. This growth may occur both organically and through acquisitions. The growth is targeted at existing markets, but may include new markets opportunistically. The objective is to grow our market share and to leverage inventory, marketing, distribution and support costs. Acquisitions may be used to accelerate growth in markets where the Company is under-penetrated.

In the first nine months of fiscal 2012, we opened ten Service & Tire Centers and two Supercenters and closed six stores whose leases expired and were not renewed. We are targeting a total of 22 new Service & Tire Centers and 7 Supercenters in fiscal 2012. As of October 27, 2012, we operated 562 Supercenters and 175 Service & Tire Centers, as well as 7 legacy Pep Boys Express (retail only) stores throughout 35 states and Puerto Rico.

EXECUTIVE SUMMARY

Net loss for the third quarter of 2012 was $6.8 million, as compared to net earnings of $7.0 million reported for the third quarter of 2011. The 2012 results included, on a pre-tax basis, debt refinancing expense of $11.2 million and an asset impairment charge of $8.8 million. Our diluted (loss) earnings per share for the third quarter and the first nine months of 2012 were ($0.13) and $0.51, respectively, as compared to earnings of $0.13 and $0.62 recorded for the corresponding periods of 2011.

Total revenue decreased for the third quarter of 2012 by 2.4%, or $12.6 million, as compared to the same period of the prior year due to a decline in comparable store sales (sales generated by locations in operation during the same period) of 2.7% slightly offset by increased contribution from our non-comparable store locations. This comparable store sales decline was comprised of a 0.2% increase in comparable store service revenue offset by a 3.5% decrease in comparable store merchandise sales.

We believe that the industry fundamentals of increasing vehicle complexity and customer preference for DIFM remain solid over the long-term resulting in consistent demand for maintenance and repair services. We are also encouraged that from January through September 2012, miles driven (which favorably impacts sales of our services and non-discretionary products) grew 0.7% after declining throughout 2011. However, we believe the tough macroeconomic environment, including persistent high unemployment and negative consumer confidence in the overall U.S. economy, depressed our third quarter sales. In addition, we believe the spike in gasoline prices during the August through October period challenged our customer’s spending relative to discretionary and deferrable purchases in the quarter. Gasoline prices began to decline starting in November but given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends may continue, nor can we predict to what degree these trends will affect us in the future.

Our primary response to fluctuations in customer demand is to adjust our service and product assortment, store staffing and advertising messages. In addition, we continue to make it easy for customers to choose us to do it for them and to expand our online efforts to make Pep Boys the most convenient place to shop for all of their automotive needs. In the third quarter, we reached another e-commerce milestone with the launch of buy on-line, ship to home. This complements our previously implemented on-line capabilities of service appointment scheduling, TreadSmart (tires from information to installation) and buy on-line, pick up in store.

We believe that we are well positioned to help our customers save money and meet their needs in a challenging macroeconomic environment.

RESULTS OF OPERATIONS

The following discussion explains the material changes in our results of operations.

Analysis of Statement of Operations

Thirteen weeks ended October 27, 2012 vs. Thirteen weeks ended October 29, 2011

The following table presents for the periods indicated certain items in the consolidated statements of operations and comprehensive income as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	October 27, 2012 (Fiscal 2012)		October 29, 2011 (Fiscal 2011)		Favorable (Unfavorable)

Merchandise sales	78.7%		79.4%		(3.2)%
Service revenue (1)	21.3		20.6		0.8
Total revenues	100.0		100.0		(2.4)
Costs of merchandise sales (2)	71.0	(3)	70.5	(3)	2.7
Costs of service revenue (2)	100.4	(3)	95.6	(3)	(5.9)
Total costs of revenues	77.2		75.7		0.4
Gross profit from merchandise sales	29.1	(3)	29.5	(3)	(4.6)
Gross (loss) profit from service revenue	(0.4)	(3)	4.5	(3)	(110.0)
Total gross profit	22.8		24.3		(8.6)
Selling, general and administrative expenses	22.0		21.0		(2.3)
Net gain (loss) from dispositions of assets	—		—		—
Operating profit	0.7		3.3		(78.1)
Merger termination fees, net	—		—		NA
Other income	0.1		0.1		4.4
Interest expense	3.4		1.3		(147.6)
(Loss) earnings from continuing operations before income taxes	(2.5)		2.1		(215.0)
Income tax (benefit) expense	47.5	(4)	36.7	(4)	249.0
(Loss) earnings from continuing operations	(1.3)		1.3		(195.3)
Discontinued operations, net of tax	—		—		—
Net (loss) earnings	(1.3)		1.3		(196.4)

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

Total revenue for the third quarter of 2012 decreased by 2.4%, or $12.6 million, to $509.6 million from $522.2 million in the third quarter of 2011, primarily due to the decline in comparable store sales of 2.7%. Our comparable store sales consisted of an increase of 0.2% in comparable store service revenue offset by a decrease of 3.5% in comparable store merchandise sales. Total comparable store sales decreased as a result of lower customer counts partially offset by an increase in the average transaction amount per customer. While our total revenue figures were favorably impacted by the opening or acquisition of new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Non-comparable stores contributed an additional $1.5 million of total revenue in the third quarter of 2012 as compared to the third quarter of 2011.

Total merchandise sales decreased 3.2%, or $13.4 million, to $401.1 million in the third quarter of fiscal 2012, compared to $414.5 million during the prior year quarter. The decrease in total merchandise sales was due to a decline in comparable store merchandise sales of 3.5%, or $14.3 million, partially offset by our non-comparable stores which contributed an additional $0.8 million of merchandise sales in the quarter. The decrease in comparable store merchandise sales was driven primarily by lower comparable store customer counts partially offset by a higher average transaction amount per customer. The decrease in comparable store merchandise sales was comprised of a 5.4% decline in our retail business and a 0.3% decrease in merchandise sold through our service business. Total service revenue increased 0.8%, or $0.8 million, to $108.5 million in the third quarter of 2012 from the $107.6 million recorded in the prior year quarter. The increase in service revenue was comprised of a $0.2 million, or 0.2%, increase in comparable store service revenue and our new non-comparable stores contributed an additional $0.7 million of service revenues. The increase in comparable store service revenue was due to higher customer counts offset by a decrease in the average transaction amount per customer.

We believe that total comparable store customer counts decreased due to macroeconomic conditions, while the average transaction amount per customer increased due to selling price increases implemented to reflect the inflation in material costs. However, in our service business, we believe that comparable store service customer counts increased due to the strength in our maintenance and repair business led by increased oil change transactions, which have a lower average transaction amount per customer. This shift in service sales mix towards oil changes reduced the average transaction amount per service customer. We believe that the current economic environment including continued high unemployment weighed heavily on consumer spending relative to discretionary and deferrable purchases and depressed our third quarter sales. Over the long-term, we believe that utilizing innovative marketing programs to communicate our value-priced, differentiated service and merchandise assortment will drive increased customer counts and that our continued focus on delivering a better customer experience than our competitors will convert those increased customer counts into sales improvements consistently over all lines of business.

Total gross profit decreased by $10.9 million, or 8.6%, to $116.0 million for the third quarter of 2012 from $126.9 million for the third quarter of 2011. Total gross profit margin decreased to 22.8% for the third quarter of 2012 from 24.3% for the third quarter of 2011. Total gross profit for the third quarter of 2012 included an asset impairment charge of $8.8 million. Excluding the asset impairment charge total gross profit margin increased by 20 basis points to 24.5% for the third quarter of 2012 from 24.3% in the prior year. The increase in total gross profit margin, excluding the impairment charge, was primarily due to improved product margins primarily in tires and oil (70 basis points) mostly offset by higher payroll and related expenses as a percent of total sales (40 basis points). The new Service & Tire Centers have a higher concentration of their sales in lower margin tires and have higher rent and payroll costs as a percent of total sales. The Service & Tire Centers, exclusive of the impairment charge, reduced total margins by 170 basis points and 150 basis points in the third quarter of 2012 and 2011, respectively. While the new Service & Tire Centers have had a negative impact on total gross profit margin, these Service & Tire Centers positively contributed to total gross profit in both years.

Gross profit from merchandise sales decreased by $5.6 million, or 4.6%, to $116.5 million for the third quarter of 2012 from $122.1 million in the third quarter of 2011. Gross profit margin from merchandise sales decreased to 29.1% for the third quarter of 2012 from 29.5% in the third quarter of 2011. Gross profit from merchandise sales for the third quarter of 2012 included an asset impairment charge of $4.2 million. Excluding the asset impairment charge gross profit margin from merchandise sales increased by 60 basis points to 30.1% for the third quarter of 2012 from 29.5% in the prior year. The increase in gross profit margin from merchandise sales was due to improved product margins primarily in tires and oil (37 basis points) and lower store occupancy costs (utilities and depreciation) as a percent of merchandise sales (42 basis points), partially offset by higher warehousing costs as a percent of merchandise sales (15 basis points).

Gross profit from service revenue decreased by $5.3 million, or 110.0%, to a loss of $0.5 million in the third quarter of 2012 from $4.8 million in the third quarter of 2011. Gross profit margin from service revenue decreased to (0.4%) for the third quarter of 2012 from 4.5% for the prior year quarter. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials) and costs of service revenues includes the fully loaded service center payroll and related employee benefits and service center occupancy costs. Gross profit from service revenue for the third quarter of 2012 included an asset impairment charge of $4.6 million. Excluding the asset impairment charge gross profit margin from service revenues decreased by 70 basis points to 3.8% for the third quarter of 2012 from 4.5% in the prior year. The decrease in service revenue gross profit margin was due to the growth of our Service & Tire Centers, which lowered margins by 697 and 673 basis points in the third quarter of 2012 and 2011, respectively. Excluding the impact of Service & Tire Centers, gross profit margin from service revenue decreased to 10.8% for the third quarter of 2012 from 11.2% for the third quarter of 2011. The decrease in gross profit margin, exclusive of Service & Tire Centers, was due in part to a deleveraging effect of lower sales volumes on increased store occupancy costs such as utilities and repairs and maintenance.

Selling, general and administrative expenses as a percentage of total revenues increased to 22.0% for the third quarter of 2012 from 21.0% for the third quarter of 2011. Selling, general and administrative expenses increased $2.5 million, or 2.3%, to $112.0 million from $109.5 million in the prior year quarter primarily due to higher media expense of $1.5 million, higher store payroll expense of $1.4 million, higher legal and professional services costs of $0.6 million and higher general liability claims expense of $0.4 million which was partially offset by lower credit card transaction fees of $1.4 million, and the reversal of compensation expense of $0.9 million related to previously issued performance based stock grants. In addition, in the third quarter of 2011, the Company recorded a reduction to the contingent consideration of $0.7 million related to one of the Company’s acquisitions.

Interest expense for the third quarter of 2012 was $17.1 million, an increase of $10.2 million over the $6.9 million reported for the third quarter of 2011.The increase was due to debt refinancing costs of $11.2 million (See Note 7 to the Consolidated Financial Statements).

Our income tax benefit for the third quarter of 2012 was $6.1 million, or an effective rate of 47.5%, as compared to an expense of $4.1 million, or an effective rate of 36.7%, for the third quarter of 2011. The effective income tax rate differs from the U.S. statutory rate principally due to deferred tax adjustments related to foreign tax credits generated in our Puerto Rico operations, state taxes, and other certain permanent tax items. The changes in the rate from period to period are primarily driven by a reduction in ordinary income or loss in relation to foreign taxes in our Puerto Rico operations, state taxes, and other certain permanent tax items.

As a result of the foregoing, we reported a net loss of $6.8 million in the third quarter of 2012 as compared to net earnings of $7.0 million in the prior year period. Our diluted loss per share was $0.13 as compared to earnings per share of $0.13 in the prior year period.

Thirty-nine weeks ended October 27, 2012 vs. Thirty-nine weeks ended October 29, 2011

The following table presents for the periods indicated certain items in the consolidated statements of operations and comprehensive income as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirty-nine weeks ended	October 27, 2012 (Fiscal 2012)		October 29, 2011 (Fiscal 2011)		Favorable (Unfavorable)

Merchandise sales	78.7%		79.5%		(0.9)%
Service revenue (1)	21.3		20.5		4.1
Total revenues	100.0		100.0		0.1
Costs of merchandise sales (2)	70.4	(3)	69.9	(3)	0.2
Costs of service revenue (2)	96.7	(3)	92.4	(3)	(9.0)
Total costs of revenues	76.0		74.5		(2.1)
Gross profit from merchandise sales	29.6	(3)	30.1	(3)	(2.6)
Gross profit from service revenue	3.3	(3)	7.6	(3)	(54.8)
Total gross profit	24.0		25.5		(5.8)
Selling, general and administrative expenses	22.2		21.3		(4.3)
Net gain (loss) from dispositions of assets	—		—		—
Operating profit	1.8		4.2		(57.3)
Merger termination fees, net	2.7		—		NA
Non-operating income	0.1		0.1		(7.7)
Interest expense	1.9		1.3		(51.3)
Earnings from continuing operations before income taxes	2.7		3.1		(10.6)
Income tax expense	35.4	(4)	29.9	(4)	(5.6)
Earnings from continuing operations	1.8		2.1		(17.6)
Discontinued operations, net of tax	—		—		—
Net earnings	1.8		2.1		(17.9)

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

Total revenue for the first nine months of 2012 increased by $1.6 million to $1,559.9 million from $1,558.3 million in the first nine months of 2011, while comparable store sales for the first nine months of 2012 decreased by $28.0 million, or 1.8%, as compared to the first nine months of 2011. The decrease in comparable store sales consisted of a decrease of 2.5% in comparable store merchandise revenue partially offset by an increase of 0.7% in comparable store service sales. Comparable store merchandise sales consisted of a decrease in customer counts, partially offset by an increase in the average transaction amount per customer. Comparable store service revenue was characterized by an increase in customer counts, partially offset by a decrease in the average transaction amount per customer. While our total revenue figures were favorably impacted by the opening of the new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Non-comparable stores contributed an additional $29.6 million of total revenue in the first nine months of 2012 as compared to the prior year period.

Total gross profit decreased by $23.0 million, or 5.8%, to $374.3 million in the first nine months of 2012 from $397.3 million in the first nine months of 2011. Total gross profit margin decreased to 24.0% for the first nine months of 2012 from 25.5% for the first nine months of 2011. Total gross profit for the first nine months of 2012 and 2011 included an asset impairment charge of $8.8 million and $0.4 million, respectively. Excluding the asset impairment charge total gross profit margin decreased by 90 basis points to 24.6% for the first nine months of 2012 from 25.5% in the prior year. The decrease in total gross profit margin, excluding the impairment charge, was primarily due to higher payroll and related expenses as a percent of sales (80 basis points).  In addition, product gross margins declined by 20 basis points as the decline in merchandise sales gross margin of 82 basis points was mostly offset by the increase in service revenue product margin primarily due to the shift in sales mix. Merchandise sales product margin declined primarily due to the shift in sales to lower margin tires and oil combined with a decline in tire margins due to cost increases exceeding retail price increases. The new Service & Tire Centers have a higher concentration of their sales in lower margin tires and have higher rent and payroll costs as a percent of total sales. The Service & Tire Centers exclusive of the impairment charge reduced total margins by 168 basis points and 107 basis points in the first nine months of 2012 and 2011, respectively.  While the new Service & Tire Centers have had a negative impact on total gross profit margin, these Service & Tire Centers positively contributed to total gross profit in both years.

Gross profit from merchandise sales decreased by $9.7 million, or 2.6%, to $363.3 million for the first nine months of 2012 from $373.0 million in the first nine months of 2011. Gross profit margin from merchandise sales decreased to 29.6% from 30.1% for the prior year period. Gross profit from merchandise sales for the first nine months of 2012 and 2011 included an asset impairment charge of $4.2 million and $0.1 million, respectively. Excluding the asset impairment charge gross profit margin from merchandise sales decreased by 10 basis points to 30.0% for the first nine months of 2012 from 30.1% in the prior year. The decrease in gross profit margin from merchandise sales was due to lower product margins of 82 basis points, as sales mix shifted to lower margin tires and oil, combined with a decline in tire margins due to cost increases exceeding retail price increases and higher warehousing costs (14 basis points) partially offset by lower store occupancy costs such as utilities and depreciation (83 basis points) as a percent of merchandise sales.

Gross profit from service revenue decreased by $13.3 million, or 54.8%, to $11.0 million for the first nine months of 2012 from $24.3 million in the first nine months of 2011. Gross profit margin from service revenue decreased to 3.3% for the first nine months of 2012 from 7.6% in the first nine months of 2011. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials) and costs of service revenues includes the fully loaded service center payroll and related employee benefits and service center occupancy costs. Gross profit from service revenue for the first nine months of 2012 and 2011 included an asset impairment charge of $4.6 million and $0.3 million, respectively. Excluding the asset impairment charge gross profit margin from service revenues decreased by 300 basis points to 4.7% for the first nine months of 2012 from 7.7% in the prior year. The decrease in service revenue gross profit margin was primarily due to the growth of our Service & Tire Centers, which lowered margins by 669 and 499 basis points in the first nine months of 2012 and 2011, respectively. Excluding the impact of Service & Tire Centers, gross profit margin from service revenue decreased to 11.4% for the first nine months of 2012 from 12.7% for the first nine months of 2011. The decrease in gross profit margin, exclusive of Service & Tire Centers, was mostly due to increased payroll and related benefit costs combined with higher store occupancy costs (utilities and depreciation).

Selling, general and administrative expenses, as a percentage of total revenues increased to 22.2% for the first nine months of 2012 as compared to 21.3% the prior year period. Selling, general and administrative expenses increased $14.3 million, or 4.3%, compared to the first nine months of 2011 due to higher media expense of $8.5 million, higher store and store support center payroll and related expense of $6.9 million, severance costs for a reduction in force at our Store Support Center of $0.7 million, higher consulting costs of $1.7 million and higher general liability claims expenses of $0.9 million, partially offset by lower credit card fees of $4.3 million, lower acquisition related costs of $1.0 million and the reversal of compensation expense of $0.9 million related to previously issued performance based stock grants. In addition, during the first nine months of 2011, the Company recorded a reduction to the contingent consideration of $0.7 million related to one of the Company’s acquisitions.

During the first nine months of 2012, we terminated our proposed merger and recorded the settlement proceeds, net of merger related costs, of $42.8 million in the consolidated statement of operations and comprehensive income.

Interest expense for the first nine months of 2012 was $30.0 million, an increase of $10.2 million compared to the $19.8 million reported for the first nine months of 2011. The increase was due to debt refinancing costs of $11.2 million (See Note 7 to the Consolidated Financial Statements).

Our income tax expense for the first nine months of 2012 was $15.0 million, or an effective rate of 35.4%, as compared to an expense of $14.2 million, or an effective rate of 29.9%, for the first nine months of 2011. The change was primarily due to a benefit of $3.6 million related to the release of valuation allowances on certain state net operating loss carry forwards and credits in the first nine months of 2011.

As a result of the foregoing, we reported net earnings of $27.4 million for the first nine months of 2012 as compared to net earnings of $33.3 million in the prior year period. Our diluted earnings per share were $0.51 as compared to $0.62 in the prior year period.

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

The following table presents the revenues and gross profit for each area of our business:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27,	October 29,	October 27,	October 29,
(Dollar amounts in thousands)	2012	2011	2012	2011

Service Center Revenue (1)	$271,370	$269,726	$816,730	$777,891
Retail Sales (2)	238,238	252,447	743,153	780,417
Total revenues	$509,608	$522,173	$1,559,883	$1,558,308

Gross profit from Service Center Revenue (3)	$51,974	$55,400	$161,729	$175,033
Gross profit from Retail Sales (3)	64,066	71,521	212,564	222,222
Total gross profit	$116,040	$126,921	$374,293	$397,255

(1)	Includes revenues from installed products.
(2)	Excludes revenues from installed products.
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

CAPITAL AND LIQUIDITY

Our cash requirements arise principally from (i) the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, (ii) debt service and (iii) contractual obligations. Cash flows realized through the sale of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by operating activities was $116.2 million in the first nine months of 2012, as compared to $85.0 million in the prior year period. The $31.2 million increase was due to increased net earnings (including on a pre-tax basis, $42.8 million of net, merger termination fees), net of non-cash adjustments of $6.9 million, and a favorable change in operating assets and liabilities of $24.6 million. The change in operating assets and liabilities was primarily due to favorable changes in accrued expenses and other current assets of $12.9 million, inventory, net of accounts payable, of $9.5 million and other long-term liabilities of $2.1 million.

In both fiscal 2012 and 2011, the increased investment in inventory of $20.1 and $34.9 million, respectively, was funded by improvements in our trade vendor payment terms. Taking into account the changes in our trade payable program liability (shown as cash flows from financing activities on the consolidated statements of cash flows), cash generated from accounts payable was $55.0 million and $31.8 million for the first nine months of 2012 and 2011, respectively. The ratio of accounts payable, including our trade payable program, to inventory was 60.5% at October 27, 2012, 53.6% at January 28, 2012 and 50.6% at October 29, 2011. The $20.1 million increase in inventory from January 28, 2012 was primarily due to an expanded inventory assortment in certain hard part categories, seasonal purchases and increased investment in our new stores of $2.9 million.

The favorable change in accrued expenses and other current assets was primarily due to an increase in employee payroll tax accruals of $7.4 million due to the timing of payments to taxing authorities and a reduction in employer contributions under the Company’s savings, supplemental executive retirement and bonus plans of $9.6 million, partially offset by the change in accrued interest of $4.2 million resulting from the prepayment of interest in connection with the satisfaction and discharge of the Company’s 7.5% Senior Subordinated Notes due 2014 (see Note 7 to the Consolidated Financial Statements).

Cash used in investing activities was $36.7 million in the first nine months of 2012 as compared to $99.2 million in the prior year period. Capital expenditures were $36.8 million and $50.8 million in the first nine months of 2012 and 2011, respectively. Capital expenditures for the first nine months of 2012, in addition to our regularly scheduled store and distribution center improvements and information technology enhancements, included the addition of ten new Service & Tire Centers and two new Supercenters. Capital expenditures for the first nine months of 2011 included the addition of eight new Service & Tire Centers, the conversion of one Service & Tire Center to a Supercenter, and the addition of one new Supercenter. During the first nine months of 2011, we acquired 99 Service & Tire Centers through three separate transactions for $42.6 million, net of cash acquired. In addition, during the first nine months of 2011 we invested $4.8 million in a restricted account as collateral for retained liabilities included within existing insurance programs in lieu of previously outstanding letters of credit.

Our targeted capital expenditures for fiscal 2012 are $55.0 million. Our fiscal year 2012 capital expenditures include the addition of approximately 29 new locations, the conversion of 15 Supercenters into Superhubs, and required expenditures for our existing stores, offices and distribution centers. These expenditures are expected to be funded by cash on hand and net cash generated from operating activities. Additional capacity, if needed, exists under our existing line of credit.

In the first nine months of 2012, cash used in financing activities was $59.1 million, as compared to cash provided by financing activities of $4.6 million in the prior year period. During the third quarter of 2012, we refinanced our debt by borrowing $200.0 million under our amended and restated Senior Secured Term Loan and repaying, in full, the $295.1 million of principal then outstanding under our 7.5% Senior Subordinated Notes due 2014 and our Senior Secured Term Loan (prior to its amendment and restatement) (see Note 7 to the Consolidated Financial Statements). As a result of the refinancing, we reduced our debt by $95.1 million and extended its maturity to 2018. While this refinancing activity resulted in one-time charges to interest expense of $11.2 million and finance issuance costs of $6.4 million, it also reduced our annual interest expense by approximately $11.0 million. In the first nine months of 2012, we increased net borrowings on our trade payable program by $28.5 million. The trade payable program, which has an availability of $175.0 million, is funded by various bank participants who have the ability, but not the obligation, to purchase, directly from our vendors, account receivables owed by Pep Boys. As of October 27, 2012 and January 28, 2012, we had an outstanding balance of $125.7 million and $85.2 million, respectively (classified as trade payable program liability on the consolidated balance sheet). In the first nine months of 2011, we paid $2.4 million in financing costs to amend and restate our revolving credit agreement to reduce its interest rate by 75 basis points and to extend its maturity to July 2016 and paid a cash dividend of $4.8 million.

We anticipate that cash on hand and cash generated by operating activities will exceed our expected cash requirements in fiscal year 2012. In addition, we expect to have excess availability under our existing revolving credit agreement during the entirety of fiscal year 2012. As of October 27, 2012, we had undrawn availability on our revolving credit facility of $167.3 million. As of October 27, 2012, we had $78.7 million of cash and cash equivalents on hand.

During fiscal 2011, the Company began the process of terminating its defined benefit pension plan (the “Plan”), which covered full-time employees hired on or before February 1, 1992. The termination of the Plan, which has been frozen since December 31, 1996, is expected to be completed by the end of fiscal 2012. In order to terminate the Plan, in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements, the Company is required to fully fund the Plan on a termination basis and will commit to contribute the additional assets necessary to do so with cash on hand. The Company expects to contribute approximately $14.0 million to fully fund the pension plan. On November 29, 2012, the Plan transferred $22.7 million to the Plan administrator to pay participants who elected the temporary lump sum benefit. The Company will purchase annuities to satisfy all remaining obligations under the Plan during the fourth quarter of fiscal 2012. Plan participants will not be adversely affected by the Plan termination, but rather will have their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier.

Our working capital was $133.2 million and $166.6 million at October 27, 2012 and January 28, 2012, respectively. Our total debt, net of cash on hand, as a percentage of our net capitalization, was 18.3% and 32.0% at October 27, 2012 and January 28, 2012, respectively.

Contractual Obligations

During the current fiscal year, in connection with the debt refinancing discussed in Note 7 to the Consolidated Financial Statements, the Company’s contractual obligations with respect to principal and interest payments on long-term debt have changed. Our amended and restated Term Loan requires quarterly principal payments of $0.5 million with a final principal payment of $188.5 million due at maturity in October 2018. Our interest payments on the Term Loan are expected to be approximately $10.5 million annually. For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 28, 2012. There have been no other significant developments with respect to our contractual obligations since January 28, 2012.

NEW ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350) —Testing Goodwill for Impairment” (“ASU 2011-08”). The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is due to changes in interest rates. Pursuant to the terms of our Revolving Credit Agreement, changes in LIBOR or the Prime Rate could affect the rates at which we could borrow funds thereunder. At October 27, 2012, we had no borrowings under this facility. Additionally, we have a $200.0 million Term Loan that bears interest at LIBOR, with a floor of 1.25%, plus 3.75%.

We have two interest rate swaps for a notional amount of $50.0 million each, which are designated as a cash flow hedge on the first $100.0 million our Term Loan. We record the effective portion of the change in fair value through accumulated other comprehensive loss.

The fair value of the derivatives was $2.3 million and $12.5 million payable at October 27, 2012 and January 28, 2012, respectively. Of the $10.2 million decrease in the liabilities during the thirty-nine weeks ended October 27, 2012, $1.7 million net of tax was recorded to accumulated other comprehensive loss on the consolidated balance sheet.

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

None

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

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date: December 6, 2012	by:	/s/ David R. Stern

David R. Stern
Executive Vice President - Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

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