Form 10-K
period 2013-02-02
PEP BOYS MANNY MOE & JACK
filed 2013-04-18
CIK 77449

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

         As of the close of business on July 27, 2012 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $457,164,000.

         As of April 5, 2013, there were 53,176,348 shares of the registrant's common stock outstanding.

i

PART I

ITEM 1    BUSINESS

GENERAL

        The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") has been the best place to shop and care for your car since it began operations in 1921. Over 19,000 associates are focused on delivering the best customer service in the automotive aftermarket for our customers across our 750+ locations located throughout the United States and Puerto Rico. Pep Boys satisfies all of a customer's automotive needs through our unique offering of service, tires, parts, accessories and knowledge.

        Our stores are organized in a hub and spoke network consisting of Supercenters and Service & Tire Centers. Supercenters average approximately 20,000 square feet (our new Supercenter format is approximately 14,000 square feet) and combine do-it-for-me service labor, installed merchandise and tire offerings ("DIFM") with do-it-yourself parts and accessories ("DIY"). Most of our Supercenters also have a commercial sales program that delivers parts, tires and equipment to automotive repair shops and dealers. Service & Tire Centers, which average approximately 6,000 square feet, provide DIFM services in neighborhood locations that are conveniently located where our customers live, work and shop. Service & Tire Centers are designed to capture market share and leverage our existing Supercenters and support infrastructure. We also operate a handful of legacy DIY only Pep Express stores.

        The following table sets forth the percentage of total revenues from continuing operations contributed by each class of similar products or services for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein:

	Year ended
	February 2, 2013	January 28, 2012	January 29, 2011
Parts and accessories	59.9%	61.0%	63.5%
Tires	18.7	18.6	16.9

Total merchandise sales	78.6	79.6	80.4
Service labor	21.4	20.4	19.6

Total revenues	100.0%	100.0%	100.0%

        In fiscal 2012, we opened 20 Service & Tire Centers and six Supercenters and converted one Pep Express store into a Supercenter. We also closed four Service & Tire Centers and two Supercenters. As of February 2, 2013, the Company operated 567 Supercenters, 185 Service & Tire Centers and six Pep Express stores located in 35 states and Puerto Rico. These locations consist of approximately 12,780,000 of gross square feet of retail space, including over 7,300 service bays.

        The following table indicates, by state, the number of stores the Company had in operation at the end of each of the last four fiscal years, and the number of stores opened and closed by the Company during each of the last three fiscal years:

NUMBER OF STORES AT END OF FISCAL YEARS 2009 THROUGH 2012

State	2012 Year End	Opened	Closed	2011 Year End	Opened	Closed	2010 Year End	Opened	Closed	2009 Year End
Alabama	38	1	—	37	36	—	1	—	—	1
Arizona	22	—	—	22	—	—	22	—	—	22
Arkansas	1	—	—	1	—	—	1	—	—	1
California	131	1	—	130	4	3	129	6	1	124
Colorado	7	—	—	7	—	—	7	—	—	7
Connecticut	7	—	—	7	—	—	7	—	—	7
Delaware	9	1	—	8	1	—	7	—	—	7
Florida	91	5	4	90	30	—	60	7	—	53
Georgia	49	3	1	47	22	—	25	3	—	22
Illinois	35	3	—	32	3	—	29	4	—	25
Indiana	7	—	—	7	—	—	7	—	—	7
Kentucky	4	—	—	4	—	—	4	—	—	4
Louisiana	8	—	—	8	—	—	8	—	—	8
Maine	1	—	—	1	—	—	1	—	—	1
Maryland	20	—	—	20	1	—	19	1	—	18
Massachusetts	7	—	—	7	—	—	7	1	—	6
Michigan	5	—	—	5	—	—	5	—	—	5
Minnesota	3	—	—	3	—	—	3	—	—	3
Missouri	1	—	—	1	—	—	1	—	—	1
Nevada	12	—	—	12	—	—	12	—	—	12
New Hampshire	4	—	—	4	—	—	4	—	—	4
New Jersey	40	4	—	36	4	—	32	1	—	31
New Mexico	8	—	—	8	—	—	8	—	—	8
New York	37	4	—	33	2	—	31	2	—	29
North Carolina	8	—	—	8	—	—	8	—	—	8
Ohio	12	—	—	12	—	—	12	2	—	10
Oklahoma	5	—	—	5	—	—	5	—	—	5
Pennsylvania	55	2	—	53	2	—	51	6	—	45
Puerto Rico	27	—	—	27	—	—	27	—	—	27
Rhode Island	2	—	—	2	—	—	2	—	—	2
South Carolina	6	—	—	6	—	—	6	—	—	6
Tennessee	7	1	1	7	—	—	7	—	—	7
Texas	57	1	—	56	7	—	49	2	—	47
Utah	6	—	—	6	—	—	6	—	—	6
Virginia	17	—	—	17	1	—	16	—	—	16
Washington	9	—	—	9	7	—	2	—	—	2

Total	758	26	6	738	120	3	621	35	1	587

        We are targeting a total of 31 new Service & Tire Centers and seven Supercenters in fiscal 2013. We expect to lease new Service & Tire Center and Supercenter locations, as we believe that there are sufficient existing available locations in the marketplace with attractive lease terms to enable our expansion.

INDUSTRY OVERVIEW

        The automotive aftermarket industry is in the mature stage of its life cycle and while the DIY space is dominated by a small number of companies with large market shares, the DIFM or automotive service business is highly fragmented. Over the past decade, consumers have moved away from DIY and toward DIFM due to increasing vehicle complexity and electronic content, and decreasing availability of diagnostic equipment and know-how. In addition, while this needs-based industry has a dedicated DIY customer base, the number of consumers who would prefer to have a professional fix their vehicle fluctuates with economic cycles. For example, a drop in disposable income during the recession forced some former DIFM consumers to work on their own vehicles, resulting in short-term growth in the DIY market. During this period, weak labor and credit markets depressed new vehicles sales, thereby increasing the average length of vehicle ownership. This increase in the average age of vehicles on the road also aided the short-term growth of the DIY industry as those owners of older vehicles were more likely to work on their own vehicles. While new car sales started to rebound in 2011 and gained further momentum in 2012, new car sales still remain significantly below historical levels. As the broader economic recovery continues, we expect consumers to once again shift away from DIY and toward DIFM and to continue to do so for the foreseeable future. Consistent with this long-term trend, we have adopted a long-term strategy of growing our automotive service business, while maintaining our DIY customer base by offering the newest and broadest product assortment in the automotive aftermarket.

BUSINESS STRATEGY

        All of our efforts are focused on ensuring that Pep Boys is the best place to shop and care for your car. The legacy of our founders—Manny, Moe & Jack—has inspired us since 1921 to deliver passionate customer service. We are people taking care of people ... and their cars. More than just words, we are moving our entire business model towards a more focused customer centered strategy. We have added a Chief Customer Officer to our senior executive team to help guide the development of our strategy around our target customer segments. We also recently introduced a new Senior Vice President of Stores with a strong background in delivering world-class customer service. The following strategies have been developed and prioritized to support our vision and, in turn, our ultimate goal as a public company of maximizing shareholder value.

        Attract, develop and retain the best people.    We need the best people to care for our customers and their cars. This process begins with their recruitment and continues throughout their tenure as Pep Boys associates. We are constantly reviewing and improving our hiring process to include updated core competency and positional profiles and pre-hire assessment screening. Once hired, a Pep Boys associate has the opportunity to participate in a variety of classroom and online skills and leadership training and to develop a career path with us. We also offer performance-based compensation programs designed to reward the delivery of the passionate customer service that is the centerpiece of our vision.

        Grow where our target customers live, work and shop.    We achieve this through both our physical locations and online presence. We have researched and developed proprietary customer segment targets that we believe will allow us to maximize our profitability. We have begun the process of analyzing our existing store base to ensure that our stores are located where these target customers live, work and shop. Our store growth and any rationalization of our current store base will be designed to optimize the proximity of these locations to our target customers. Similarly, our online presence, which we call e-SERVE, is developed around making it easier for our target customers to do business with us. Pepboys.com (including our mobile device version) allows our customers to learn about the breadth and depth of our service and product offerings, schedule service appointments and purchase products for in store or home delivery.

        Deliver customer experiences that are "beyond expectations".    We strive to be friendly, do it right, show compassion and keep promises with each and every customer. We are in the early stages of a new training program designed to teach our associates how to enhance the customer experience through building relationships with our customers. Before addressing a customer's immediate need, our associates are being taught to build rapport with the customer that will not only lead to customer satisfaction with the current transaction, but will lead to the customer choosing Pep Boys for all of their automotive needs in the future. Information gathered through our rewards program, customer surveys and focus groups helps us to understand the customer experience that our target customer segments expect and the services and products that will best meet their needs and desires.

        Provide the best assortment and shopping experience in the automotive aftermarket.    We begin by being a full service—tire, maintenance and repair—shop. Our full service capabilities, ASE (Automotive Service Excellence) certified technicians and continuous investment in training and equipment allow customers to rely on us for all of their automotive maintenance and repair needs—from replacing the oil in their engine to replacing the engine itself. By offering a broad assortment of branded and private label products, we enjoy a competitive advantage over many of our DIFM competitors.

        The size of our Supercenters allows us to provide the highest level of replacement parts coverage and the broadest range of maintenance, performance and appearance products and accessories in the industry. We are able to leverage our Superhub stores, which have a larger assortment of product than our normal Supercenter, to satisfy customer needs for slow-moving product by delivering this product to requesting Supercenters on demand. We are also expanding our Speed Shops, a store-in-a-store within existing Supercenters that creates a differentiated retail experience for automotive enthusiasts by stocking high-performance and specialty products. We are similarly focused on price optimization and inventory rationalization opportunities.

        We are currently testing a new market concept that we call "The Road Ahead," which recently began with a re-grand opening of our West Hillsboro, Florida location. Designed around the shopping habits of our target customer segments, this concept enhances the entire store—our people, the product assortment, its exterior and interior look and feel and the marketing programs—to learn how we can be successful in attracting more of these target customers and earn a greater share of their annual spend in the automotive aftermarket.

        Tell our story internally and externally.    It is essential to our success that our associates and consumers understand our vision and brand position. In recent years, our brand position has been PEP BOYS DOES EVERYTHING. FOR LESS. This positioning was designed to convey to consumers the breadth and depth of the automotive services and products that we offer and our value proposition. As we believe that consumers have now come to understand the breadth and depth of our offerings and give us credit for our value proposition, our attention has turned to focusing on the customer experience that we believe our target customer segments desire, but have been unable to find in the automotive aftermarket. Consistent with our strategy described above, our brand positioning in fiscal 2013 will begin to shift from a more promotional message to a more customer service oriented message. We are conveying this message to our associates through corporate communications and leadership training. Meanwhile, we are developing tailored marketing plans for our target customer segments. These marketing programs will include TV and radio promotions and be complemented with digital media, direct marketing, grass-roots and print campaigns.

STORE IMPROVEMENTS

        In fiscal 2012, our capital expenditures totaled $54.7 million which, in addition to our regularly-scheduled facility improvements, included the addition of 20 Service & Tire Centers, six Supercenters, the conversion of seven Supercenters into Superhubs, the addition of 17 Speed Shops within existing

Supercenters and information technology enhancements including our eCommerce initiatives and parts catalog enhancements. Our fiscal 2013 capital expenditures are expected to be approximately $65.0 million, which includes the planned addition of 31 Service & Tire Centers, seven Supercenters, the conversion of 15 Supercenters into Superhubs and the addition of 50 Speed Shops within existing Supercenters. These expenditures are expected to be funded from cash on hand and net cash generated from operating activities. Additional capacity, if needed, exists under our revolving credit facility.

SERVICES AND PRODUCTS

        As of February 2, 2013, we operated a total of 7,303 service bays in 752 of our 758 locations. Each service location performs a full range of automotive maintenance and repair services (except body work) and installs tires, parts and accessories.

        Each Pep Boys Supercenter and Pep Express store carries a similar product line, with variations based on the number and type of cars in the market where the store is located, while a Pep Boys Service & Tire Center carries tires and a limited selection of our products. A full complement of inventory at a typical Supercenter includes an average of approximately 28,000 items, while Service & Tire Centers average approximately 2,000 items. Our product lines include: tires (not stocked at Pep Express stores); batteries; new and remanufactured parts for domestic and import vehicles; chemicals and maintenance items; fashion, electronic, and performance accessories; and select non-automotive merchandise that appeals to our target customer segments.

        In addition to offering a wide variety of high quality name brand products, we sell an array of high quality products under various private label names. We sell tires under the names DEFINITY, FUTURA® and CORNELL®, and batteries under the name PROSTART®. We also sell wheel covers under the name FUTURA®; air filters, anti-freeze, chemicals, cv axles, hub assemblies, lubricants, oil, oil filters, oil treatments, transmission fluids, custom wheels and wiper blades under the name PROLINE®; alternators, battery booster packs, alkaline type batteries and starters under the name PROSTART®; power steering hoses, chassis parts and power steering pumps under the name PROSTEER®; brakes under the name PROSTOP® and brakes, batteries, starters, ignitions and chassis under the name VALUEGRADE. All products sold by the Company under various private label names were approximately 24% of our merchandise sales in fiscal 2012, 26% in 2011, and 31% in 2010. The decline in the mix of private label merchandise sales is primarily due to the addition of popular branded tires.

        Our commercial automotive parts delivery program, branded PEP EXPRESS PARTS®, is designed to increase our market share with the professional installer and to leverage our inventory investment. The program satisfies the commercial customer's automotive inventory needs by taking advantage of the breadth and quality of Pep Boys' parts inventory as well as its experience supplying its own service bays and mechanics. As of February 2, 2013, approximately 80% or 458 of our 573 Supercenters and Pep Express stores provided commercial parts delivery as compared to approximately 81% or 459 stores at the end of fiscal 2011.

        We have a point-of-sale system in all of our stores, which gathers sales and inventory data by stock-keeping unit from each store on a daily basis. This information is then used to formulate pricing, inventory, marketing and merchandising strategies. We have an electronic parts catalog that allows our associates to efficiently look up the parts that our customers need and to provide complete job solutions, advice and information for customers' vehicles. We have an electronic work order system in all service centers; this system creates a service history for each vehicle, provides customers with a comprehensive sales document and enables us to maintain a service customer database.

        We use a competitive pricing strategy, setting prices based upon market forces and then complementing them with promotions. We believe that targeted advertising and promotions play important roles in succeeding in today's environment. We are constantly working to understand our target customer segments' needs and desires, so that we can deliver outstanding customer service and build long-lasting, loyal relationships with them. We utilize advertising, promotions and a loyalty card program (Rewards) to convey our commitment to customer service and to promote our service and repair capabilities and product offerings. We are committed to an effective multi-media promotional schedule supplemented by extensive direct marketing and grass-roots campaigns and occasional print campaigns. Finally, we utilize in-store signage and creative product placement to help educate customers about services and products that fit their needs.

        We maintain a website located at www.pepboys.com. It serves as a portal to Pep Boys, allowing consumers the freedom and convenience to access more information about the company, our stores and our service, tires, parts and accessories offerings. Customers can purchase and schedule installation of tires with our TreadSmart application, schedule a service appointment with our eServe application, keep track of all their maintenance and service records electronically through our online Glovebox application and can now purchase products online from us for in-store or home delivery. A mobile version of our website was launched in 2012, providing increased convenience to our customers. We are committed to the continual improvement of our on-line presence as part of our strategy to grow where our target customers live, work and shop.

STORE OPERATIONS AND MANAGEMENT

        Most Pep Boys stores are open seven days a week. Most Supercenters have a Retail Manager and Service Manager (Service & Tire Centers only have a Service Manager, while Pep Express stores only have a Retail Manager) who report to geographic-specific Area Directors and Divisional Vice Presidents. The Divisional Vice Presidents report to either the Vice President—Supercenters, Eastern US and Service & Tire Centers or the Vice President—Supercenters, Western US who in turn report to the Senior Vice President—Store Operations who in turn reports to the President & Chief Executive Officer. As of February 2, 2013, a Retail Manager's and a Service Manager's average length of service with Pep Boys is approximately 10.3 and 7.1 years, respectively.

        Supervision and control over individual stores is facilitated by Area Directors and Divisional Vice Presidents making regular visits to stores and utilizing the Company's computer system and operational handbooks. All of our advertising, accounting, purchasing, information technology and most of administrative functions are conducted at our corporate headquarters in Philadelphia, Pennsylvania. Certain administrative functions for our regional operations are performed at various regional offices. See "Item 2 Properties."

INVENTORY CONTROL AND DISTRIBUTION

        Most of our merchandise is distributed to our stores from our warehouses by dedicated and contract carriers. Target levels of inventory for each product are established for each warehouse and store based upon prior shipment history, sales trends and seasonal demand. Inventory on hand is compared to the target levels on a weekly basis at each warehouse, potentially triggering re-ordering of merchandise from suppliers. In addition, each Pep Boys store has an automated inventory replenishment system that orders additional inventory, generally from a warehouse, when a store's inventory on-hand falls below the target level. We also consolidated certain of our slow-moving hard parts inventory that had previously been stocked at each of our five warehouses into our centrally-located Indianapolis warehouse that can service each of our stores with overnight delivery of these parts, when necessary.

        Implementation of the Superhub concept enables local expansion of our auto parts product assortment in a cost effective manner. We are now able to satisfy customer needs for slow-moving auto parts by carrying limited amounts of this product at Superhub locations. These Superhubs then deliver this product to requesting Supercenters to fulfill customer demand. Superhubs are generally replenished from distribution centers multiple times per week. As of February 2, 2013, we operated 45 Superhubs within existing Supercenters, with plans to convert an additional 15 Superhubs in fiscal 2013. These Superhubs, including our additional conversions in 2013, will provide approximately 500 of our stores with an expanded auto parts assortment.

SUPPLIERS

        During fiscal 2012, our ten largest suppliers accounted for approximately 51% of the merchandise purchased. Only one of our suppliers accounted for more than 10% of our purchases. We have one long-term contract under which we are required to purchase merchandise. We believe that the relationships that we have established with our suppliers are generally good.

        In the past, we have not experienced difficulty in obtaining satisfactory sources of supply and we believe that adequate alternative sources of supply exist, at similar cost, for the types of merchandise sold in our stores.

COMPETITION

        We operate in a highly competitive environment. We encounter competition from national and regional chains, automotive dealerships and from local independent service providers and merchants. Our competitors include general, full range, discount department stores which carry automotive parts and accessories and/or have automotive service centers, as well as specialized automotive retailers. Generally, the specialized automotive retailers focus on either DIFM or DIY. We believe that our operation in both DIFM and DIY positively differentiates us from most of our competitors. However, certain competitors are larger in terms of sales volume and/or number of stores. Therefore, these competitors have access to greater capital and management resources and have been operating longer or have more stores in particular geographic areas. The principal methods of competition in our industry include store location, customer service, product offerings, quality and price.

REGULATION

        We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing the handling, storage and disposal of hazardous substances contained in the products that we sell and use in our service bays, the recycling of batteries, tires and used lubricants, the sale of small engine merchandise and the ownership and operation of real property.

EMPLOYEES

        At February 2, 2013, the Company employed 19,441 persons as follows:

Description	Full-time	%	Part-time	%	Total	%
Retail	3,947	28.4	3,488	62.8	7,435	38.2
Service center	8,599	61.9	1,954	35.2	10,553	54.3

Store total	12,546	90.3	5,442	98.0	17,988	92.5
Warehouses	525	3.8	107	1.9	632	3.3
Offices	815	5.9	6	0.1	821	4.2

Total employees	13,886	100.0	5,555	100.0	19,441	100.0

        We had no union employees as of February 2, 2013. At January 28, 2012, we employed 13,445 full-time and 5,678 part-time employees.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements contained herein, including in "Item 1 Business" and "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. The words "guidance," "expects," "anticipates," "estimates," "targets," "forecasts" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements include management's expectations regarding implementation of its long-term strategic plan, future financial performance, automotive aftermarket trends, levels of competition, business development activities, future capital expenditures, financing sources and availability and the effects of regulation and litigation. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. Our actual results may differ materially from the results discussed in the forward-looking statements due to factors beyond our control, including the strength of the national and regional economies, retail and commercial consumers' ability to spend, the health of the various sectors of the automotive aftermarket, the weather in geographical regions with a high concentration of our stores, competitive pricing, the location and number of competitors' stores, product and labor costs and the additional factors described in our filings with the Securities and Exchange Commission ("SEC"). See "Item 1A Risk Factors." We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

SEC REPORTING

        We electronically file certain documents with, or furnish such documents to, the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, along with any related amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. From time-to-time, we may also file registration and related statements pertaining to equity or debt offerings. The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file or furnish documents electronically with the SEC. All our filings can be accessed through the Securities and Exchange Commission website at www.sec.gov and searching with our ticker symbol "PBY".

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

        Copies of our SEC reports are also available free of charge. Please call our investor relations department at 215-430-9105 or write Pep Boys, Investor Relations, 3111 West Allegheny Avenue, Philadelphia, PA 19132 to request copies.

EXECUTIVE OFFICERS OF THE COMPANY

        The following table indicates the name, age, tenure with the Company and position (together with the year of election to such position) of the executive officers of the Company:

Name	Age	Tenure with Company as of April 2013	Position with the Company and Date of Election to Position
Michael R. Odell	49	6 years	President & Chief Executive Officer since June 2010
David R. Stern	46	7 months	Executive Vice President—Chief Financial Officer since September 2012
Scott A. Webb	49	6 years	Executive Vice President—Merchandising, Supply Chain & Digital Operations since August 2012
Christopher J. Adams	45	1 month	Senior Vice President—Store Operations since March 2013
Thomas J. Carey	55	8 months	Senior Vice President—Chief Customer Officer since August 2012
Joseph A. Cirelli	54	36 years	Senior Vice President—Business Development since November 2007
Troy E. Fee	44	6 years	Senior Vice President—Human Resources since July 2007
Brian D. Zuckerman	43	14 years	Senior Vice President—General Counsel & Secretary since March 2009

        Michael R. Odell was named Chief Executive Officer on September 22, 2008, after serving as Interim Chief Executive Officer since April 23, 2008. Mr. Odell received the additional title of President on June 17, 2010. Mr. Odell joined Pep Boys in September 2007 as Executive Vice President—Chief Operating Officer, after having most recently served as the Executive Vice President and General Manager of Sears Retail & Specialty Stores. Mr. Odell joined Sears in its finance department in 1994 where he served until he joined Sears operations team in 1998. There he served in various executive operations positions of increasing seniority, including as Vice President, Stores—Sears Automotive Group.

        David R. Stern joined Pep Boys in September 2012 after having most recently served as Executive Vice President, Chief Administrative Officer and Chief Financial Officer of A.C. Moore Arts and Crafts. From 2007 until 2009, Mr. Stern held roles at Coldwater Creek, including Vice President, Financial Planning and Analysis and Corporate Controller. From 2000 to 2007, Mr. Stern was the Chief Financial Officer of Petro Services. Mr. Stern began his career as an internal auditor and gained experience as a financial analyst, accounting manager and corporate controller at several companies, including Delhaize America, before joining Petro Services.

        Scott A. Webb changed responsibilities in August 2012 when he was named Executive Vice President—Merchandising, Supply Chain and Digital Operations. Mr. Webb had previously served as Executive Vice President—Merchandising & Marketing since June 2010 after having joined Pep Boys in September 2007 as Senior Vice President—Merchandising & Marketing. Prior to joining Pep Boys, Mr. Webb served as the Vice President, Merchandising and Customer Satisfaction of AutoZone. Mr. Webb joined AutoZone in 1986 where he began his service in field management before transitioning, in 1992, to the Merchandising function.

        Christopher J. Adams joined Pep Boys in March 2013 after having most recently served as Chief Operating Officer of CarGroup Holdings LLC d/b/a webuyanycar.com since November 2010. From July 2008 to September 2010, Mr. Adams served as Chief Operating Officer of The BabyPlus Company, a manufacturer and distributor of a prenatal education system. From November 2006 to July 2008, Mr. Adams served as Chief Operating Officer of Holland Partners, a developer and manager of multifamily communities. Mr. Adams began his career at Enterprise Rent-A-Car in September 1989 where through July 2006 he progressed from a management trainee to become one of the executives selected to open up and lead Enterprise's U.K. operations.

        Thomas J. Carey joined Pep Boys in August 2012 after having most recently served as Senior Vice President and Chief Marketing Officer for Orchard Supply Hardware Stores. From March 2003 to June 2007, Mr. Carey served as Senior Vice President, Chief Marketing Officer, of West Marine, Inc. Prior to joining West Marine, Mr. Carey served in various marketing leadership positions of increasing seniority with several national retailers, including Sunglass Hut, Bloomingdale's and Builders Square. Mr. Carey also has agency experience with, among others, Ogilvy & Mather and Young & Rubicam.

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

  •
  online retailers

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

        During fiscal 2009, there was significant deterioration in the global financial markets and economic environment, which negatively impacted consumer spending and our revenues. While the economic climate improved somewhat in fiscal 2012, consumer spending has not returned to pre-recession levels. If the economy does not continue to strengthen, or if our efforts to counteract the impacts of these trends are not sufficiently effective, our revenues could decline, negatively affecting our results of operations.

         Consolidation among our competitors may negatively impact our business.

        Our industry has experienced consolidation over time. If this trend continues or if our competitors are able to achieve efficiencies in their mergers, the Company may face greater competitive pressures in the markets in which we operate.

         Healthcare reform legislation could have a negative impact on our business, financial condition and results of operations.

        The Patient Protection and Affordable Care Act is expected to increase our employee health care costs. While the significant costs of the legislation enacted will occur after 2013 due to provisions of the legislation being phased in over time, changes to our health care costs structure could adversely affect our results of operations.

ITEM 1B    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2    PROPERTIES

        The Company owns its five-story, approximately 300,000 square foot corporate headquarters in Philadelphia, Pennsylvania. During fiscal 2012, the Company sold a 60,000 square foot office building in Los Angeles, California. The Company also owns the following administrative regional offices—approximately 4,000 square feet of space in each of Melrose Park, Illinois and Bayamon, Puerto Rico. The Company leases an administrative regional office of approximately 3,500 square feet in Los Angeles, California.

        Of the 758 store locations operated by the Company at February 2, 2013, 232 are owned and 526 are leased. As of February 2, 2013, 142 of the 232 stores owned by the Company are currently used as collateral under our Senior Secured Term Loan, due October 2018.

        The following table sets forth certain information regarding the owned and leased warehouse space utilized by the Company to replenish its store locations at February 2, 2013:

Warehouse Locations	Products Warehoused	Approximate Square Footage	Owned or Leased	Stores Serviced	States Serviced
San Bernardino, CA	All	600,000	Leased	181	AZ, CA, NV, UT, WA
McDonough, GA	All	392,000	Owned	234	AL, FL, GA, LA, NC, PR, SC, TN
Mesquite, TX	All	244,000	Owned	79	AR, CO, LA, MO, NM, OK, TX
Plainfield, IN	All	403,000	Owned	77	IL, IN, KY, MI, MN, OH, PA
Chester, NY	All	402,000	Owned	188	CT, DE, MA, MD, ME, NH, NJ, NY, PA, RI, VA
Philadelphia, PA	Tires & Batteries	74,000	Leased	63	DE, NJ, PA, VA, MD

Total		2,115,000

        The Company anticipates that its existing and future warehouse space and its access to outside storage will accommodate inventory necessary to support future store expansion and any increase in SKUs through the end of fiscal 2013.

ITEM 3    LEGAL PROCEEDINGS

        The Company is party to various actions and claims arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with all such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position. However, there exists a possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While the Company does not believe that the amount of such excess loss will be material to the Company's financial position, any such loss could have a material adverse effect on the Company's results of operations in the period(s) during which the underlying matters are resolved.

ITEM 4    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common stock of The Pep Boys—Manny, Moe & Jack is listed on the New York Stock Exchange under the symbol "PBY." There were 4,173 registered shareholders as of March 30, 2013. The following table sets forth for the periods listed, the high and low sale prices and the cash dividends paid on the Company's common stock.

MARKET PRICE PER SHARE

	Market Price Per Share
			Cash Dividends Per Share
	High	Low
Fiscal 2012
Fourth quarter	$11.16	$9.48	$—
Third quarter	10.57	8.76	—
Second quarter	14.93	8.67	—
First quarter	15.46	14.90	—
Fiscal 2011
Fourth quarter	$12.08	$10.21	$0.03
Third quarter	12.04	8.18	0.03
Second quarter	14.28	10.27	0.03
First quarter	14.70	10.53	0.03

        On January 29, 2012, the Board of Directors suspended all future cash dividend payments. On December 12, 2012, the Board of Directors of the Company authorized a program to repurchase up to $50.0 million of the Company's common stock. The program is effective immediately and has no expiration date. During the fourth quarter of fiscal 2012, the Company repurchased 35,000 shares of Common Stock for $342,000. All of these repurchased shares were placed into the Company's treasury. A portion of the treasury shares will be used by the Company to provide benefits to employees under its compensation plans.

EQUITY COMPENSATION PLANS

        The following table sets forth the Company's shares authorized for issuance under its equity compensation plans at February 2, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column (a))
Equity compensation plans approved by security holders	2,751,725	$5.10	2,901,018

STOCK PRICE PERFORMANCE

        The following graph compares the cumulative total return on shares of Pep Boys stock over the past five years with the cumulative total return on shares of companies in (1) the Standard & Poor's SmallCap 600 Index, (2) the S&P 600 Automotive Retail Index and (3) an index of peer and comparable companies as determined by the Company. The comparison assumes that $100 was invested in January 2008 in Pep Boys Stock and in each of the indices and assumes reinvestment of dividends. The S&P 600 Automotive Retail Index consists of companies in the S&P SmallCap 600 index that meet the definition of the automotive retail classification, and is currently comprised of: Group 1 Automotive, Inc.; Lithia Motors, Inc.; Monro Muffler Brake, Inc.; Sonic Automotive, Inc.; and The Pep Boys—Manny, Moe & Jack. The companies currently comprising the Peer Group are: Aaron's, Inc.; Advance Auto Parts, Inc.; AutoZone, Inc.; Big 5 Sporting Goods Corp.; Cabelas, Inc.; Conn's, Inc.; Dick's Sporting Goods, Inc.; HHGregg, Inc.; Midas, Inc. (included through FYE 2012); Monro Muffler Brake, Inc.; O'Reilly Automotive, Inc.; PetSmart, Inc.; RadioShack Corp.; Rent-A-Center, Inc.; Tractor Supply Co.; West Marine, Inc.

Comparison of Cumulative Five Year Total Return

Company/Index	Jan. 2008	Jan. 2009	Jan. 2010	Jan. 2011	Jan. 2012	Jan. 2013
Pep Boys	$100.00	25.97	76.15	128.94	112.58	102.61
S&P SmallCap 600 Index	$100.00	61.72	85.77	111.55	121.45	140.91
Peer Group	$100.00	84.75	115.09	172.22	226.38	259.22
S&P 600 Automotive Retail Index	$100.00	27.39	75.91	108.48	138.70	167.89

ITEM 6    SELECTED FINANCIAL DATA

        The following tables set forth the selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

Fiscal Year Ended	Feb. 2, 2013 (53 weeks)	Jan. 28, 2012 (52 weeks)	Jan. 29, 2011 (52 weeks)	Jan. 30, 2010 (52 weeks)	Jan. 31, 2009 (52 weeks)
(dollar amounts are in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Merchandise sales	$1,643,948	$1,642,757	$1,598,168	$1,533,619	$1,569,664
Service revenue	446,782	420,870	390,473	377,319	358,124
Total revenues	2,090,730	2,063,627	1,988,641	1,910,938	1,927,788
Costs of merchandise sales	1,159,994	1,154,322	1,110,380	1,084,804	1,129,162
Cost of service revenue	439,236	399,776	355,909	340,027	333,194
Gross profit from merchandise sales(10)	483,954	(2)	488,435	(4)	487,788	(6)	448,815	(7)	440,502	(8)
Gross profit from service revenue(10)	7,546	(2)	21,094	(4)	34,564	(6)	37,292	(7)	24,930	(8)
Total gross profit	491,500	(2)	509,529	(4)	522,352	(6)	486,107	(7)	465,432	(8)
Selling, general and administrative expenses	463,416	443,986	442,239	430,261	485,044
Pension settlement expense	17,753	—	—	—	—
Net gain from disposition of assets	1,323	27	2,467	1,213	9,716
Operating profit (loss)	11,654	65,570	82,580	57,059	(9,896)
Merger termination fees, net	42,816	(1)	—	—	—	—
Non-operating income	2,012	2,324	2,609	2,261	1,967
Interest expense	33,982	(3)	26,306	26,745	21,704	(9)	27,048	(9)
Earnings (loss) from continuing operations before income taxes and discontinued operations	22,500	41,588	58,444	37,616	(34,977)
Income tax expense (benefit)	9,345	12,460	(5)	21,273	(5)	13,503	(6,139)
Earnings (loss) from continuing operations before discontinued operations	13,155	29,128	37,171	24,113	(28,838)
Discontinued operations, net of tax	(345)	(225)	(540)	(1,077)	(7)	(1,591)	(8)
Net earnings (loss)	12,810	28,903	36,631	23,036	(30,429)
BALANCE SHEET DATA
Working capital	$126,505	$166,627	$203,367	$205,525	$179,233
Current ratio	1.18 to 1	1.27 to 1	1.36 to 1	1.40 to 1	1.33 to 1
Merchandise inventories	$641,208	$614,136	$564,402	$559,118	$564,931
Property and equipment-net	$657,270	$696,339	$700,981	$706,450	$740,331
Total assets	$1,603,949	$1,633,779	$1,556,672	$1,499,086	$1,552,389
Long-term debt, excluding current maturities	$198,000	$294,043	$295,122	$306,201	$352,382
Total stockholders' equity	$537,572	$504,329	$478,460	$443,295	$423,156
DATA PER COMMON SHARE
Basic earnings (loss) from continuing operations before discontinued operations	$0.25	$0.55	$0.71	$0.46	$(0.55)
Basic earnings (loss)	0.24	0.54	0.70	0.44	(0.58)
Diluted earnings (loss) from continuing operations before discontinued operations	0.24	0.54	0.70	0.46	(0.55)
Diluted earnings (loss)	0.24	0.54	0.69	0.44	(0.58)
Cash dividends declared	—	0.12	0.12	0.12	0.27
Book value	10.12	9.56	9.10	8.46	8.10
Common share price range:
High	15.46	14.70	15.96	10.83	12.56
Low	8.67	8.18	7.86	2.76	2.62
OTHER STATISTICS
Return on average stockholders' equity(11)	2.4%	5.8%	7.9%	5.3%	(6.8)%
Common shares issued and outstanding	53,125,743	52,753,719	52,585,131	52,392,967	52,237,750
Capital expenditures	$54,696	$74,746	$70,252	$43,214	$151,883	(12)
Number of stores	758	738	621	587	562
Number of service bays	7,303	7,182	6,259	6,027	5,845

(1)
In fiscal 2012, we recorded settlement proceeds, net of merger related costs of $42.8 million, resulting from the termination of the "go private" transaction.

(2)
Includes an aggregate pretax charge of $10.6 million for asset impairment, of which $5.1 million was charged to merchandise cost of sales, $5.5 million was charged to service cost of sales.

(3)
Includes $11.2 million of fees associated with debt refinancing.

(4)
Includes an aggregate pretax charge of $1.6 million for asset impairment, of which $0.6 million was charged to merchandise cost of sales, $1.0 million was charged to service cost of sales.

(5)
Includes a tax benefit of $3.6 million and $2.2 million in Fiscal 2011 and Fiscal 2010, respectively, due to the release of valuation allowances on state net operating loss carryforwards and credits.

(6)
Includes a pretax benefit of $5.9 million due to the reduction in reserve for excess inventory which reduced merchandise cost of sales and an aggregate pretax charge of $1.0 million for asset impairment, of which $0.8 million was charged to merchandise cost of sales and $0.2 million was charged to service cost of sales.

(7)
Includes an aggregate pretax charge of $3.1 million for asset impairment, of which $2.2 million was charged to merchandise cost of sales, $0.7 million was charged to service cost of sales and $0.2 million (pretax) was charged to discontinued operations.

(8)
Includes an aggregate pretax charge of $5.4 million for asset impairment, of which $2.8 million was charged to merchandise cost of sales, $0.6 million was charged to service cost of sales and $1.9 million (pretax) was charged to discontinued operations.

(9)
Fiscal 2009 includes a gain from debt retirement of $6.2 million. Fiscal 2008 includes a gain from debt retirement of $3.5 million, partially offset by a $1.2 million charge for deferred financing costs.

(10)
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

(11)
Return on average stockholders' equity is calculated by taking the net earnings (loss) for the period divided by average stockholders' equity for the year.

(12)
Includes the purchase of master lease assets for $117.1 million.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following discussion and analysis explains the results of our operations for fiscal 2012 and 2011 and developments affecting our financial condition as of February 2, 2013. This discussion and analysis below should be read in conjunction with Item 6 "Selected Consolidated Financial Data," and our consolidated financial statements and the notes included elsewhere in this report. The discussion and analysis contains "forward looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Forward looking statements include management's expectations regarding implementation of its long-term strategic plan, future financial performance, automotive aftermarket trends, levels of competition, business development activities, future capital expenditures, financing sources and availability and the effects of regulation and litigation. Actual results may differ materially from the results discussed in the forward looking statements due to a number of factors beyond our control, including those set forth under the section entitled "Item 1A Risk Factors" elsewhere in this report.

Introduction

        The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") has been the best place to shop and care for your car since it began operations in 1921. Over 19,000 associates are focused on delivering the best customer service in the automotive aftermarket to our customers across our 750+ locations located throughout the United States and Puerto Rico. Pep Boys satisfies all of a customer's automotive needs through our unique offering of service, tires, parts and accessories.

        Our stores are organized into a hub and spoke network consisting of Supercenters and Service & Tire Centers. Supercenters average approximately 20,000 square feet (our new Supercenter format is approximately 14,000 square feet) and combine do-it-for-me service labor, installed merchandise and tire offerings ("DIFM") with do-it-yourself parts and accessories ("DIY"). Most of our Supercenters also have a commercial sales program that delivers parts, tires and equipment to automotive repair shops and dealers. Service & Tire Centers, which average approximately 6,000 square feet, provide DIFM services in neighborhood locations that are conveniently located where our customers live or work. Service & Tire Centers are designed to capture market share and leverage our existing Supercenters and support infrastructure. We also operate a handful of legacy DIY only Pep Express stores.

        In fiscal 2012, we opened 20 Service & Tire Centers and six Supercenters and converted one Pep Express store into a Supercenter. We also closed four Service & Tire Centers and two Supercenters. As of February 2, 2013, we operated 567 Supercenters, 185 Service & Tire Centers and 6 Pep Express stores located in 35 states and Puerto Rico.

EXECUTIVE SUMMARY

        Net earnings for fiscal 2012 were $12.8 million, or $0.24 per share, as compared to $28.9 million, or $0.54 per share, reported for fiscal 2011. Excluding certain unusual items, the year over year decrease in profitability was primarily due to lower total gross profit margins and higher selling, general and administrative expenses, partially offset by increased sales (resulting from the 53rd week in fiscal 2012) and reduced interest expense.

        Total revenues (excluding the additional week in fiscal 2012) declined by 0.4% or $ 9.0 million, as compared to the same period in the prior year due to a 2.0% decline in comparable store sales (sales generated by locations in operation during the same period of the prior year) which was partially offset by increased contribution from our non-comparable store locations. This decrease in comparable store sales was comprised of a 1.3% increase in comparable store service revenue offset by a 2.9% decrease in comparable store merchandise sales.

        We believe that the industry fundamentals of increasing vehicle complexity and customer preference for DIFM remain solid over the long-term resulting in consistent demand for maintenance and repair services. Consistent with this long-term trend, we have adopted a long-term strategy of growing our automotive service business, while maintaining our DIY customer base by offering the newest and broadest product assortment in the automotive aftermarket.

        In the short-term, however, we believe the challenging macroeconomic environment, including persistent high unemployment and negative consumer confidence in the overall U.S. economy, negatively impacted our fiscal year 2012 sales. Another macroeconomic factor affecting our customers and our industry is gasoline prices. Gasoline prices have not only increased to historical highs in recent years, but have also experienced significant spikes in prices during each year. We believe that these gasoline price trends challenged our customer's spending relative to discretionary and deferrable purchases. Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends may continue, nor can we predict to what degree these trends will affect us in the future.

        Our primary response to fluctuations in customer demand is to adjust our product assortment, store staffing and advertising messages. In the challenging macroeconomic environment that our customers have experienced in the last few years, we leaned toward a needs-based product assortment, reduced staffing levels and delivered a promotional advertising message. In addition, we work continuously to make it easy for customers to choose us to do it for them and to expand our online efforts to make Pep Boys the most convenient place to shop for all of their automotive needs. In fiscal 2012, we reached another e-SERVE milestone with the launch of buy on-line, ship to home, which complements our previously implemented on-line capabilities of service appointment scheduling, TreadSmart (tires from information to installation) and buy on-line, pick up in store.

        We are encouraged that during calendar year 2012, miles driven, which favorably impacts sales of our services and non-discretionary products, grew 0.3%, after declining in 2011. For fiscal 2013 and beyond, we are focusing our efforts on ensuring that Pep Boys is the best place to shop and care for your car and are moving our entire business model towards a more focused customer centered strategy. See "ITEM 1 BUSINESS—BUSINESS STRATEGY."

RESULTS OF OPERATIONS

        The following discussion explains the material changes in our results of operations for the years ended February 2, 2013 and January 28, 2012 and January 29, 2011.

Analysis of Statement of Operations

        The following table presents, for the periods indicated, certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues						Percentage Change
Year ended	Feb 2, 2013 (Fiscal 2012)		Jan 28, 2012 (Fiscal 2011)		Jan 29, 2011 (Fiscal 2010)		Fiscal 2012 vs. Fiscal 2011	Fiscal 2011 vs. Fiscal 2010
Merchandise sales	78.6%		79.6%		80.4%		0.1%	2.8%
Service revenue(1)	21.4		20.4		19.6		6.2	7.8

Total revenues	100.0		100.0		100.0		1.3	3.8

Costs of merchandise sales(2)	70.6	(3)	70.3	(3)	69.5	(3)	(0.5)	(4.0)
Costs of service revenue(2)	98.3	(3)	95.0	(3)	91.1	(3)	(9.9)	(12.3)
Total costs of revenues	76.5		75.3		73.7		(2.9)	(6.0)
Gross profit from merchandise sales	29.4	(3)	29.7	(3)	30.5	(3)	(0.9)	0.1
Gross profit from service revenue	1.7	(3)	5.0	(3)	8.9	(3)	(64.2)	(39.0)
Total gross profit	23.5		24.7		26.3		(3.5)	(2.5)
Selling, general and administrative expenses	22.2		21.5		22.2		(4.4)	(0.4)
Pension settlement expense	0.9		—		—		(100.0)	—
Net gain from disposition of assets	0.1		—		0.1		4772.6	(98.9)
Operating profit	0.6		3.2		4.2		(82.2)	(20.6)
Merger termination fees, net	2.1		—		—		100.0	—
Non-operating income	0.1		0.1		0.1		(13.5)	(10.9)
Interest expense	1.6		1.3		1.3		(29.2)	1.6
Earnings from continuing operations before income taxes	1.1		2.0		2.9		(45.9)	(28.8)
Income tax expense	41.5	(4)	30.0	(4)	36.4	(4)	(25.0)	41.4
Earnings from continuing operations	0.6		1.4		1.9		(54.8)	(21.6)
Discontinued operations, net of tax	—		—		—		53.0	58.3

Net earnings	0.6		1.4		1.8		(55.7)	(21.1)

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

Fiscal 2012 vs. Fiscal 2011

        Total revenue for fiscal 2012 increased by $27.1 million, or 1.3%, to $2,090.7 million from $2,063.6 million for fiscal 2011. Excluding the fifty-third week in 2012, comparable sales decreased 2.0%, consisting of a 1.3% comparable service revenue increase offset by a 2.9% comparable merchandise sales decline. Total comparable store sales decreased primarily due to lower customer counts partially offset by an increase in the average transaction amount per customer. While our total revenues were favorably impacted by the opening of new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. The additional week of fiscal 2012 and non-comparable stores contributed an additional $68.2 million of total revenue in fiscal 2012 as compared to the prior year.

        Total merchandise sales increased 0.1%, or $1.2 million, to $1,643.9 million for fiscal 2012, compared to $1,642.8 million for fiscal 2011. Excluding the fifty-third week in 2012, comparable merchandise sales decreased by 2.9%, or $46.6 million. The decrease in comparable store merchandise sales was driven primarily by lower comparable store customer counts partially offset by a higher average transaction amount per customer and was comprised of a 4.4% decline in merchandise sold through our retail business and a 0.3% decrease in merchandise sold through our service business (resulting primarily from lower tire sales). The fifty third week and our non-comparable stores contributed an additional $47.8 million of merchandise sales.

        Total service revenue increased 6.2%, or $25.9 million, to $446.8 million for fiscal 2012 from $420.9 million for fiscal 2011. Excluding the fifty-third week in 2012, comparable service revenue increased by 1.3%, or $5.6 million. The increase in comparable store service revenue was due to higher customer counts partially offset by a decrease in the average transaction amount per customer. The fifty third week and our non-comparable stores contributed an additional $20.4 million of service revenue.

        In our retail business, we believe that the difficult macroeconomic conditions continue to impact our customers and led to the comparable store customer counts decline, while we experienced an increase in the average transaction amount per customer resulting from higher selling prices. In our service business, we believe that we experienced an increase in comparable store customer counts due to the strength of our service offering and our promotion of oil changes. However, this shift in service sales mix towards lower cost oil changes reduced the average transaction amount per service customer.

        Total gross profit decreased by $18.0 million, or 3.5%, to $491.5 million for fiscal 2012 from $509.5 million for fiscal 2011. Total gross profit margin decreased to 23.5% for fiscal 2012 from 24.7% for fiscal 2011. Total gross profit for fiscal 2012 and 2011 included an asset impairment charge of $10.6 million and $1.6 million, respectively. In addition, fiscal 2011 included a $1.1 million reduction in the reserve for excess inventory. Excluding these items from both years, total gross profit margin decreased by 70 basis points to 24.0% for fiscal 2012 from 24.7% for fiscal 2011. This decrease in total gross profit margin was primarily due to higher payroll and related expenses as a percent of total sales. In addition, the new Service & Tire Centers have a higher concentration of their sales in lower margin tires and oil changes, are leased facilities and are subject to a full payroll burden from their first day of operation. The Service & Tire Centers (exclusive of the impairment charge) reduced total margins by 180 basis points and 100 basis points in 2012 and 2011, respectively. While the new Service & Tire Centers have had a negative impact on total gross profit margin, these Service & Tire Centers positively contributed to total gross profit in both years.

        Gross profit from merchandise sales decreased by $4.5 million, or 0.9%, to $484.0 million for fiscal 2012 from $488.4 million for fiscal 2011. Gross profit margin from merchandise sales decreased to 29.4% for fiscal 2012 from 29.7% in fiscal 2011. Gross profit from merchandise sales in fiscal 2012 and 2011 included an asset impairment charge of $5.1 million and $0.6 million, respectively. In addition, fiscal 2011 included a $1.1 million reduction in the reserve for excess inventory. Excluding these items from both years, gross profit margin from merchandise sales remained relatively flat year over year at 29.7%.

        Gross profit from service revenue decreased by $13.5 million, or 64.0%, to $7.5 million for fiscal 2012 from $21.1 million for fiscal 2011. Gross profit margin from service revenue decreased to 1.7% for fiscal 2012 from 5.0% for fiscal 2011. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials) and costs of service revenues includes the fully loaded service center payroll and related employee benefits and service center occupancy costs. Gross profit from service revenue for fiscal 2012 and 2011 included an asset impairment charge of $5.4 million and $1.0 million, respectively. Excluding the asset impairment charge, gross profit margin from service revenue decreased by 234 basis points to 2.9% for fiscal 2012 from 5.3% for fiscal 2011. The decrease in service revenue gross profit margin was primarily due to the growth of our Service & Tire Centers, which lowered margins by 674 and 579 basis points in fiscal 2012 and 2011, respectively. Excluding the impact of the Service & Tire Centers, gross profit margin from service revenue decreased to 9.7% for fiscal 2012 from 11.0% for fiscal 2011. This decrease was due to increased store occupancy costs such as rent and related expenses and utilities.

        Selling, general and administrative expenses as a percentage of total revenues increased to 22.2% for fiscal year 2012 from 21.5% for fiscal 2011. Selling, general and administrative expenses for fiscal 2012 increased $19.4 million, or 4.4%, to $463.4 million from $444.0 million for fiscal 2011. The increase resulted primarily from higher media expense of $8.4 million, higher store and administrative payroll and related expense of $10.4 million (partially from the additional week in fiscal 2012) and higher legal and professional services costs of $2.3 million, which were partially offset by lower credit card transaction fees of $3.6 million and the reversal of compensation expense of $0.9 million related to previously issued performance based stock grants. In addition, in fiscal 2011 we recorded a reduction to the contingent consideration of $0.7 million related to one of our acquisitions.

        In the second quarter of fiscal 2012, we terminated our proposed "go private" transaction and recorded the settlement proceeds, net of merger related costs, of $42.8 million in the consolidated statement of operations and comprehensive income.

        In the third quarter of fiscal 2012, we restructured our long term debt to reduce the amount outstanding by $95.1 million and lower our annual interest expense by approximately $11.0 million. Accordingly, the write-off of deferred financing costs along with the cost to settle the interest rate swap on the previous debt, partially offset by our lower total debt and reduced interest rate, caused our interest expense for fiscal 2012 to increase by $7.7 million to $34.0 million as compared to the $26.3 million for fiscal 2011 (See Note 5 to the Consolidated Financial Statements).

        In the fourth quarter of fiscal 2012, we sold our regional administration building in Los Angeles, CA, which resulted in a net gain from disposition of assets to increase by $1.3 million in fiscal 2012.

        In the fourth quarter of fiscal 2012, in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements, we contributed $14.1 million to fully fund its Defined Benefit Pension Plan on a termination basis and incurred a settlement charge of $17.8 million (see Note 13 to the Consolidated Financial Statements).

        Our income tax expense for fiscal 2012 was $9.3 million, or an effective rate of 41.5%, as compared to an expense of $12.5 million, or an effective rate of 30.0%, for fiscal 2011. The change was primarily due to a benefit of $3.6 million related to the release of valuation allowances on certain state net operating loss carry forwards and credits in fiscal 2011. In addition, the rate change from period to period is primarily driven by a reduction in ordinary income or loss in relation to foreign taxes in our Puerto Rico operations, state taxes, and other certain permanent tax items.

        As a result of the foregoing, we reported net earnings of $12.8 million for fiscal 2012 as compared to net earnings of $28.9 million for fiscal 2012. Our diluted earnings per share were $0.24 as compared to $0.54 in the prior year period.

Fiscal 2011 vs. Fiscal 2010

        Total revenue for fiscal 2011 increased by 3.8%, or $75.0 million, to $2,063.6 million from $1,988.6 million in fiscal 2010, while comparable store sales for fiscal 2011 decreased 0.6% as compared to the prior year. This decrease in comparable store sales consisted of an increase of 0.6% in comparable store service revenue offset by a decrease of 0.9% in comparable store merchandise sales. Total comparable store sales decreased due to lower customer counts in all three lines of business partially offset by an increase in the average transaction amount per customer. While our total revenue figures were favorably impacted by the opening or acquisition of new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Non-comparable stores contributed an additional $86.6 million of total revenue in fiscal 2011 as compared to the prior year.

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

	Fiscal Year ended
(dollar amounts in thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Service center revenue(1)	$1,095,284	$1,038,714	$941,869
Retail sales(2)	995,446	1,024,913	1,046,772

Total revenues	$2,090,730	$2,063,627	$1,988,641

Gross profit from service center revenue(3)	$208,795	$220,314	$216,176
Gross profit from retail sales(4)	282,705	289,213	306,176

Total gross profit	$491,500	$509,527	$522,352

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

CAPITAL & LIQUIDITY

Capital Resources and Needs

        Our cash requirements arise principally from (i) the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, (ii) debt service and (iii) contractual obligations. Cash flows realized through the sale of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by operating activities was $88.5 million in fiscal 2012, as compared to $73.7 million in the prior year period. The $14.8 million increase was due to a favorable change in operating assets and liabilities of $28.4 million partially offset by a decrease in net earnings, net of non-cash adjustments of $13.4 million. The change in operating assets and liabilities was primarily due to favorable changes in accrued expenses and other current assets of $30.7 million and other long-term liabilities of $6.0 million partially offset by an unfavorable change in inventory, net of accounts payable, of $8.2 million.

        The favorable change in accrued expenses and other current assets was primarily due to an increase in employee payroll tax accruals of $12.2 million due to the timing of payments to taxing authorities and a reduction in employer contributions under our savings, supplemental executive retirement and bonus plans of $9.6 million.

        In both fiscal 2012 and 2011, the increased investment in inventory of $27.1 and $42.8 million, respectively, was funded by improvements in our trade vendor payment terms. Taking into account the changes in our trade payable program liability (shown as cash flows from financing activities on the consolidated statements of cash flows), cash generated from accounts payable was $65.5 million and $53.8 million for fiscal 2012 and 2011, respectively. The ratio of accounts payable, including our trade payable program, to inventory was 61.5% at February 2, 2013 and 53.6% at January 28, 2012. The $27.1 million increase in inventory from January 28, 2012 was primarily due to an expanded inventory assortment in certain hard part categories, seasonal purchases and increased investment in our new stores.

        In the fourth quarter of fiscal 2012, we contributed $14.1 million to fully fund, on a termination basis, our previously frozen defined benefit pension plan.

        Cash used in investing activities was $52.8 million in fiscal 2012 as compared to $125.6 million in the prior year period. Capital expenditures were $54.7 million and $74.7 million in fiscal 2012 and 2011, respectively. Capital expenditures for fiscal 2012 included the addition of 20 Service & Tire Centers, six Supercenters, the conversion of seven Supercenters into Superhubs, the addition of 17 Speed Shops within existing Supercenters and information technology enhancements including our eCommerce initiatives and parts catalog enhancements. Capital expenditures for fiscal 2011 included the addition of 20 new Service & Tire Centers, the conversion of one Service & Tire Center and one Pep Express store to Supercenters, and the addition of one new Supercenter. In fiscal 2012 we sold our regional administrative office in Los Angeles, CA for approximately $5.6 million, net of closing costs. During fiscal 2011, we acquired 99 Service & Tire Centers through three separate transactions for $42.6 million, net of cash acquired. In addition, during fiscal 2012 and fiscal 2011 we invested $3.7 million and $7.6 million, respectively in a restricted account as collateral for retained liabilities included within existing insurance programs in lieu of previously outstanding letters of credit.

        Our targeted capital expenditures for fiscal 2013 are $65.0 million. Our fiscal year 2013 capital expenditures include the addition of approximately 38 new locations, the conversion of 15 Supercenters into Superhubs, the addition of 50 Speed Shops to existing Supercenters and required expenditures for our existing stores, offices and distribution centers. These expenditures are expected to be funded by cash on hand and net cash generated from operating activities. Additional capacity, if needed, exists under our existing line of credit.

        In fiscal 2012, cash used in financing activities was $34.8 million, as compared to cash provided by financing activities of $20.0 million in the prior year period. During the third quarter of 2012, we increased the amount of our borrowing under our amended and restated Senior Secured Term Loan from $150.0 to $200.0 million and used those proceeds together with cash on hand to repay, in full, the $147.0 million principal amount then outstanding under our 7.5% Senior Subordinated Notes due 2014 and to settle our outstanding interest rate swap (see Note 5 to the Consolidated Financial Statements). As a result of the refinancing, we reduced our total debt by $95.1 million and extended its maturity to 2018. While this refinancing activity resulted in a one-time charge to interest expense of $11.2 million, it also reduced our annual interest expense by approximately $11.0 million.

        Our trade payable program, which has an availability of $175.0 million, is funded by various bank participants who have the ability, but not the obligation, to purchase, directly from our vendors, account receivables owed by Pep Boys. In fiscal 2012, we increased net borrowings on our trade payable program by $64.5 million to $149.7 million as of February 2, 2013 from $85.2 million as of January 28, 2012 (classified as trade payable program liability on the consolidated balance sheet).

        In fiscal 2011, we paid $2.4 million in financing costs to amend and restate our revolving credit agreement to reduce its interest rate by 75 basis points and to extend its maturity to July 2016 and paid a cash dividend of $6.3 million.

        In the fourth quarter of fiscal 2012, our Board of Directors authorized a program to repurchase up to $50.0 million of our common stock. During the fourth quarter of fiscal 2012, we used $0.3 million to repurchase shares under the program.

        We anticipate that cash on hand and cash generated by operating activities will exceed our expected cash requirements in fiscal 2013. In addition, we expect to have excess availability under our existing revolving credit agreement during the entirety of fiscal 2013. As of February 2, 2013 we had undrawn availability on our revolving credit facility of $141.2 million. As of February 2, 2013 we had $59.2 million of cash and cash equivalents on hand.

        Our working capital was $126.5 million and $166.6 million at February 2, 2013 and January 28, 2012, respectively. Our total debt, net of cash on hand, as a percentage of our net capitalization, was 20.8% and 32.0% at February 2, 2013 and January 28, 2012, respectively.

  Contractual Obligations

        The following chart represents our total contractual obligations and commercial commitments as of February 2, 2013:

Contractual Obligations	Total	Within 1 year	From 1 to 3 years	From 3 to 5 years	After 5 years
	(dollars amounts in thousands)
Long-term debt(1)	$200,000	$2,000	$4,000	$4,000	$190,000
Operating leases	791,723	102,609	189,296	159,742	340,076
Expected scheduled interest payments on long-term debt	59,533	10,675	21,048	20,645	7,165
Other long-term obligations(2)	13,915	—	—	—	—

Total contractual obligations	$1,065,171	$115,284	$214,344	$184,387	$537,241

(1)
Long-term debt includes current maturities.

(2)
Comprised of deferred compensation items of $6.1 million, income tax liabilities of $1.8 million and asset retirement obligations of $6.0 million. We made voluntary contributions of $3.0 million and $5.0 million to our defined benefit pension plan in fiscal 2011 and 2010, respectively. The pension plan obligation was settled in December of 2012 with a $14.1 million contribution to fully fund the plan on a termination basis. See Note 13 of the Notes to Consolidated Financial Statements in "Item 8 Financial Statements and Supplementary Data" for further discussion of our pension plans. The above table does not reflect the timing of projected settlements for our recorded asset retirement obligation costs and income tax liabilities because we cannot make a reliable estimate of the timing of the related cash payments.

Commercial Commitments	Total	Within 1 year	From 1 to 3 years	From 3 to 5 years	After 5 years
	(dollar amounts in thousands)
Standby letters of credit	$32,173	$32,173	$—	$—	$—
Surety bonds	11,541	8,295	3,246	—	—
Purchase obligations(1)(2)	4,448	4,448	—	—	—

Total commercial commitments	$48,162	$44,916	$3,246	$—	$—

(1)
Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time. We currently do not have minimum purchase commitments under our vendor supply agreements (other than(2) below) and generally, our open purchase orders (orders that have not been shipped) are not binding agreements. Those purchase obligations that are in transit from our vendors at February 2, 2013 that we do not have legal title to are considered commercial commitments.

(2)
In fiscal 2011, we entered into a commercial commitment to purchase 4.2 million units of oil products at various prices over a two-year period. Based on our present consumption rate, we expect to meet the cumulative minimum purchase requirements under this contract by the end of fiscal 2013.

  Senior Secured Term Loan Facility due October 2018

        On October 11, 2012, we entered into the Second Amended and Restated Credit Agreement that (i) increased the size of our Senior Secured Term Loan (the "Term Loan") to $200.0 million, (ii) extended the maturity of the Term Loan from October 27, 2013 to October 11, 2018, (iii) reset the interest rate under the Term Loan to the London Interbank Offered Rate (LIBOR), subject to a floor of 1.25%, plus 3.75% and (iv) added an additional 16 of our owned locations to the collateral pool securing the Term Loan. The amended and restated Term Loan is deemed to be substantially different than the prior Term Loan, and therefore the modification of the debt has been treated as a debt extinguishment. As of February 2, 2013, 142 stores collateralized the Term Loan. We recorded $6.5 million of deferred financing costs related to the Second Amended and Restated Credit Agreement. The amount outstanding under the term loan as of February 2, 2013 was $200.0 million.

        Net proceeds from the amended and restated Term Loan together with cash on hand were used to settle the outstanding interest rate swap on the Term Loan as structured prior to its amendment and restatement and to satisfy and discharge all of our outstanding 7.5% Senior Subordinated Notes ("Notes") due 2014. The settlement of the interest rate swap resulted in the reclassification of $7.5 million of accumulated other comprehensive loss to interest expense. We recognized, in interest expense, $1.9 million of deferred financing costs related to the Notes and the Term Loan as structured prior to its amendment and restatement. The interest payment and the swap settlement payment are presented within cash flows from operations on the consolidated statement of cash flows.

  Revolving Credit Agreement, Through July 2016

        On January 16, 2009 we entered into a Revolving Credit Agreement (the "Agreement") with available borrowings up to $300.0 million and a maturity of January 2014. Total incurred fees of

$6.8 million were capitalized and are being amortized over the original five year life of the facility. On July 26, 2011, we amended and restated the Agreement to reduce its interest rate by 75 basis points and to extend its maturity to July 2016. Our ability to borrow under the Agreement is based on a specific borrowing base consisting of inventory and accounts receivable. The interest rate on this credit line is daily LIBOR plus 2.00% to 2.50% based upon the then current availability under the Agreement. As of February 2, 2013, we had no borrowings outstanding under the Agreement and $37.4 million of availability was utilized to support outstanding letters of credit. Taking this into account, the borrowings under the vendor financing program, and the borrowing base requirements, as of February 2, 2013, there was $141.2 million of availability remaining under the Agreement.

  Other Matters

        Our debt agreements require compliance with covenants. The most restrictive of these covenants, an earnings before interest, taxes, depreciation and amortization ("EBITDA") requirement, is triggered if the availability under our Revolving Credit Agreement plus unrestricted cash drops below $50.0 million. As of February 2, 2013, we were in compliance with all financial covenants contained in its debt agreements.

  Other Contractual Obligations

        We have a vendor financing program which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by us directly from our vendors. The total availability under the program was $175.0 million as of February 2, 2013. There was an outstanding balance of $149.7 million and $85.2 million under this program as of February 2, 2013 and January 28, 2012, respectively.

        We have letter of credit arrangements in connection with our risk management, import merchandising and vendor financing programs. We had $5.2 million of outstanding commercial letters of credit as of February 2, 2013. As of January 28, 2012, there were no outstanding commercial letters of credit. We were contingently liable for $32.2 million and $31.7 million in outstanding standby letters of credit as of February 2, 2013 and January 28, 2012, respectively.

        We are also contingently liable for surety bonds in the amount of approximately $11.5 million and $8.3 million as of February 2, 2013 and January 28, 2012, respectively. The surety bonds guarantee certain of our payments (for example utilities, easement repairs, licensing requirements and customs fees).

  Off-balance Sheet Arrangements

        We lease certain property and equipment under operating leases and lease financings which contain renewal and escalation clauses, step rent provisions, capital improvements funding and other lease concessions. These provisions are considered in the calculation of our minimum lease payments which are recognized as expense on a straight-line basis over the applicable lease term. Any lease payments that are based upon an existing index or rate are included in our minimum lease payment calculations. Total operating lease commitments as of February 2, 2013 were $791.7 million.

  Pension and Retirement Plans

        On December 31, 2008, we paid $14.4 million to terminate the defined benefit portion of our Supplemental Executive Retirement Plan (SERP) and recorded a $6.0 million settlement charge. We continue to maintain the non-qualified defined contribution portion of the SERP plan (the "Account Plan") for key employees designated by the Board of Directors. Our contribution expense for the Account Plan was $0.1 million, $0.3 million and $1.2 million for fiscal 2012, 2011 and 2010, respectively.

        We have a qualified 401(k) savings plan and a separate savings plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 21 years of age with one or more years of service. We contribute the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation. For fiscal 2012, 2011 and 2010, our contributions were conditional upon the achievement of certain pre-established financial performance goals which were met in fiscal 2010, but not in fiscal 2012 or 2011. Our savings plans' contribution expense was $3.0 million in fiscal 2010.

        We also had a defined benefit pension plan (the "Plan") covering full-time employees hired on or before February 1, 1992. As of December 31, 1996, we froze the accrued benefits under the Plan and active participants became fully vested. During the third quarter of fiscal 2011, we began the process of terminating the Plan which was completed in December 2012. In accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements, we contributed $14.1 million to fully fund the Plan on a termination basis. Plan participants were not adversely affected by the Plan termination. The participants' benefits were converted into a lump sum cash payment or an annuity contract placed with an insurance carrier.

        The expense under these plans for fiscal 2012, 2011 and 2010 was $19.3 million, $1.4 million and $6.3 million, respectively. See Note 13 of the Notes to Consolidated Financial Statements in "Item 8 Financial Statements and Supplementary Data" for further discussion of our pension plans.

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

        We believe that the following represent our more critical estimates and assumptions used in the preparation of the consolidated financial statements:

  •
  Inventory is stated at lower of cost, as determined under the last-in, first-out (LIFO) method, or market. Our inventory, which consists primarily of automotive parts and accessories, is used on vehicles. Because of the relatively long lives of vehicles, along with our historical experience of returning most excess inventory to our vendors for full credit, the risk of obsolescence is minimal. We establish a reserve for excess inventory for instances where less than full credit will be received for such returns and where we anticipate items will be sold at retail prices that are less than recorded costs. The reserve is based on management's judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where we received less than full credit from vendors for product returns. If our estimates regarding excess inventory are inaccurate, we may incur losses or gains that could be material. A 10% difference in our inventory reserves as of February 2, 2013 would have affected net earnings by approximately $0.2 million in fiscal 2012.

  •
  We record reserves for future sales returns, customer incentives, warranty claims and inventory shrinkage. The reserves are based on expected returns of products and historical claims and inventory shrinkage experience. If actual experience differs from historical levels, revisions in our estimates may be required. A 10% change in these reserves at February 2, 2013 would have affected net earnings by approximately $0.8 million for fiscal 2012.

  •
  We have risk participation arrangements with respect to workers' compensation, general liability, automobile liability, other casualty coverage and health care insurance, including stop loss coverage with third party insurers to limit our total exposure. A reserve for the liabilities associated with these agreements is established using generally accepted actuarial methods followed in the insurance industry and our historical claims experience. The amounts included in our costs related to these arrangements are estimated and can vary based on changes in assumptions, claims experience or the providers included in the associated insurance programs. A 10% change in our self-insurance liabilities at February 2, 2013 would have affected net earnings by approximately $4.2 million for fiscal 2012.

  •
  At fiscal year end 2012, we had six reporting units, of which three included goodwill. We test the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year. More frequent impairment reviews may be triggered by any significant events or changes in circumstances affecting our business.

    Goodwill impairment testing consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of goodwill. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, in accordance with accounting guidance, we are required to ensure that assumptions used to determine fair value in the analyses are consistent with the assumptions a market participant would use. As a result, the cost of capital and/or discount rates used may increase or decrease based on market conditions and trends, regardless of whether our cost of capital has changed. Therefore we may recognize an impairment even though cash flows are approximately the same or greater than forecasted amounts.

    There were no impairments as a result of our annual tests in the fourth quarter of fiscal year 2012, fiscal year 2011, and fiscal year 2010.

  •
  We periodically evaluate our long-lived assets for indicators of impairment. Management's judgments, including judgments related to store cash flows, are based on market and operating conditions at the time of evaluation. Future events could cause management's conclusion on impairment to change, requiring an adjustment of these assets to their then current fair market value.

  •
  We have a share-based compensation plan, which includes stock options and restricted stock units, or RSUs. We account for our share-based compensation plans on a fair value basis. We determine the fair value of our stock options at the date of the grant using the Black-Scholes option-pricing model. The RSUs are awarded at a price equal to the market price of our underlying stock on the date of the grant. In situations where we have granted stock options and RSUs with market conditions, we have used Monte Carlo simulations in estimating the fair value of the award. The pricing model and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include the expected life of stock options, expected stock price volatility, future employee stock option exercise behaviors and the estimate of award forfeitures. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are different from these assumptions, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. In addition, significant changes in these assumptions could materially impact our share-based compensation expense on future awards. A 10% change in our share-based compensation expense for fiscal 2012 would have affected net earnings by approximately $0.1 million.

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

RECENT ACCOUNTING STANDARDS

        In May of 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

        In June of 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 was issued to improve the comparability of financial reporting between U.S. GAAP and International Financial Reporting Standards, and eliminates previous U.S. GAAP guidance that allowed an entity to present components of other comprehensive income ("OCI") as part of its statement of changes in shareholders' equity. With the issuance of ASU 2011-05, companies are now required to report all components of OCI either in a single continuous statement of total comprehensive income, which includes components of both OCI and net income, or in a separate statement appearing consecutively with the statement of income. ASU 2011-05 does not affect current guidance for the accounting of the components of OCI, or which items are included within total comprehensive income. ASU 2011-05 also states that reclassification adjustments between other comprehensive income and net income are presented separately on the face of the financial statements. In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which requires companies to provide information about the amounts reclassified out of AOCI by component. In addition, companies are required to report significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2011-05 affected presentation only and therefore did not have an impact on our consolidated financial condition, results of operations or cash flows. The adoption of ASU 2013-02 is not expected to impact our consolidated financial condition, results of operations or cash flows.

        In September of 2011, the FASB issued ASU 2011-08, "Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment" ("ASU 2011-08"). The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-08 did not have a material impact on our consolidated results of operations and financial condition.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have market rate exposure in our financial instruments due to changes in interest rates and prices.

Variable and Fixed Rate Debt

        Our Revolving Credit Agreement bears interest at daily LIBOR plus 2.00% to 2.50% based upon the then current availability under the facility. At February 2, 2013, there were no outstanding borrowings under the agreement. Additionally, we have a Senior Secured Term Loan facility due October 2018 with a balance of $200 million at February 2, 2013, that bears interest at LIBOR subject to a floor of 1.25%, plus 3.75%. Excluding our interest rate swap, a one percent change in the LIBOR rate would have affected net earnings by approximately $1.2 million for fiscal 2012. The risks related to changes in the LIBOR rate are substantially mitigated by our interest rate swap.

        The fair value of our Senior Subordinated Notes due October 2018 was $203.5 million at February 2, 2013. We determine fair value on our fixed rate debt by using quoted market prices and current interest rates.

Interest Rate Swaps

        On October 11, 2012, we settled our interest rate swap designated as a cash flow hedge on $145.0 million of our Term Loan prior to its amendment and restatement. The swap was used to minimize interest rate exposure and overall interest costs by converting the variable component of the total interest rate to a fixed rate of 5.036%. Since February 1, 2008, this swap was deemed to be fully effective and all adjustments in the interest rate swap's fair value have been recorded to accumulated other comprehensive loss. The settlement of this swap resulted in an interest charge of $7.5 million, which was previously recorded within accumulated other comprehensive loss.

        On October 11, 2012, we entered into two new interest rate swaps for a notional amount of $50.0 million each that together are designated as a cash flow hedge on the first $100.0 million of the amended and restated Term Loan. The interest rate swaps convert the variable LIBOR portion of the interest payments, subject to a floor of 1.25%, due on the first $100.0 million of the Term Loan to a fixed rate of 1.855%.

        As of February 2, 2013, the fair value of the new interest rate swaps was a net $1.6 million payable. As of January 28, 2012, the fair value of the previous swap, terminated in October 2012, was $12.5 million payable. The swap value is recorded within other long-term liabilities on the balance sheet.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pep Boys—Manny, Moe & Jack
Philadelphia, Pennsylvania

        We have audited the accompanying consolidated balance sheets of The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 2, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pep Boys—Manny, Moe & Jack and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 18, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
April 18, 2013

CONSOLIDATED BALANCE SHEETS

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands, except share data)

	February 2, 2013	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$59,186	$58,244
Accounts receivable, less allowance for uncollectible accounts of $1,302 and $1,303	23,897	25,792
Merchandise inventories	641,208	614,136
Prepaid expenses	28,908	26,394
Other current assets	60,438	59,979

Total current assets	813,637	784,545

Property and equipment—net	657,270	696,339
Goodwill	46,917	46,917
Deferred income taxes	47,691	72,870
Other long-term assets	38,434	33,108

Total assets	$1,603,949	$1,633,779

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$244,696	$243,712
Trade payable program liability	149,718	85,214
Accrued expenses	232,277	221,705
Deferred income taxes	58,441	66,208
Current maturities of long-term debt	2,000	1,079

Total current liabilities	687,132	617,918

Long-term debt less current maturities	198,000	294,043
Other long-term liabilities	53,818	77,216
Deferred gain from asset sales	127,427	140,273
Stockholders' equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	295,679	296,462
Retained earnings	430,148	423,437
Accumulated other comprehensive loss	(980)	(17,649)
Treasury stock, at cost—15,431,298 shares and 15,803,322 shares	(255,832)	(266,478)

Total stockholders' equity	537,572	504,329

Total liabilities and stockholders' equity	$1,603,949	$1,633,779

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands, except per share data)

Year ended	February 2, 2013 (53 weeks)	January 28, 2012 (52 weeks)	January 29, 2011 (52 weeks)
Merchandise sales	$1,643,948	$1,642,757	$1,598,168
Service revenue	446,782	420,870	390,473

Total revenues	2,090,730	2,063,627	1,988,641

Costs of merchandise sales	1,159,994	1,154,322	1,110,380
Costs of service revenue	439,236	399,776	355,909

Total costs of revenues	1,599,230	1,554,098	1,466,289

Gross profit from merchandise sales	483,954	488,435	487,788
Gross profit from service revenue	7,546	21,094	34,564

Total gross profit	491,500	509,529	522,352

Selling, general and administrative expenses	463,416	443,986	442,239
Pension settlement expense	17,753	—	—
Net gain from disposition of assets	1,323	27	2,467

Operating profit	11,654	65,570	82,580
Merger termination fees, net	42,816	—	—
Non-operating income	2,012	2,324	2,609
Interest expense	33,982	26,306	26,745

Earnings from continuing operations before income taxes and discontinued operations	22,500	41,588	58,444
Income tax expense	9,345	12,460	21,273

Earnings from continuing operations before discontinued operations	13,155	29,128	37,171
Loss from discontinued operations, net of tax benefit of $(186), $(121) and $(291)	(345)	(225)	(540)

Net earnings	$12,810	$28,903	$36,631

Basic earnings per share:
Earnings from continuing operations before discontinued operations	$0.25	$0.55	$0.71
Loss from discontinued operations, net of tax	(0.01)	(0.01)	(0.01)

Basic earnings per share	$0.24	$0.54	$0.70

Diluted earnings per share:
Earnings from continuing operations before discontinued operations	$0.24	$0.54	$0.70
Loss from discontinued operations, net of tax	—	—	(0.01)

Diluted earnings per share	$0.24	$0.54	$0.69

Other comprehensive income:
Defined benefit plan adjustment, net of tax	9,696	(3,120)	582
Derivative financial instruments adjustment, net of tax	6,973	2,499	81

Other comprehensive income	16,669	(621)	663

Total comprehensive income	$29,479	$28,282	$37,294

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands, except share data)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, January 30, 2010	68,557,041	68,557	293,810	374,836	(16,164,074)	(276,217)	(17,691)	443,295

Comprehensive income:
Net earnings				36,631				36,631
Changes in net unrecognized other postretirement benefit costs, net of tax of $344							582	582
Fair market value adjustment on derivatives, net of tax of $48							81	81

Total comprehensive income								37,294
Cash dividends ($.12 per share)				(6,323)				(6,323)
Effect of stock options and related tax benefits				(2,023)	96,590	2,608		585
Effect of restricted stock unit conversions			(1,946)		61,042	1,647		(299)
Stock compensation expense			3,497					3,497
Dividend reinvestment plan				(521)	34,532	932		411

Balance, January 29, 2011	68,557,041	$68,557	$295,361	$402,600	(15,971,910)	$(271,030)	$(17,028)	$478,460

Comprehensive income:
Net earnings				28,903				28,903
Changes in net unrecognized other postretirement benefit costs, net of tax of $(1,872)							(3,120)	(3,120)
Fair market value adjustment on derivatives, net of tax of $1,499							2,499	2,499

Total comprehensive income								28,282
Cash dividends ($.12 per share)				(6,344)				(6,344)
Effect of stock options and related tax benefits				(900)	45,321	1,223		323
Effect of employee stock purchase plan				(335)	20,963	566		231
Effect of restricted stock unit conversions			(2,136)		70,228	1,897		(239)
Stock compensation expense			3,237					3,237
Dividend reinvestment plan				(487)	32,076	866		379

Balance, January 28, 2012	68,557,041	$68,557	$296,462	$423,437	(15,803,322)	$(266,478)	$(17,649)	$504,329

Comprehensive income:
Net earnings				12,810				12,810
Changes in net unrecognized other postretirement benefit costs, net of tax of $5,729							9,696	9,696
Fair market value adjustment on derivatives, net of tax of $4,208							6,973	6,973

Total comprehensive income								29,479
Effect of stock options and related tax benefits			375	(5,494)	274,769	7,418		2,299
Effect of employee stock purchase plan				(605)	39,552	1,067		462
Effect of restricted stock unit conversions			(2,457)		92,703	2,503		46
Stock compensation expense			1,299					1,299
Treasury stock repurchases					(35,000)	(342)		(342)

Balance, February 2, 2013	68,557,041	$68,557	$295,679	$430,148	(15,431,298)	$(255,832)	$(980)	$537,572

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

The Pep Boys—Manny, Moe & Jack and Subsidiaries

(dollar amounts in thousands)

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Cash flows from operating activities:
Net earnings	$12,810	$28,903	$36,631
Adjustments to reconcile net earnings to net cash provided by continuing operations:
Net loss from discontinued operations	345	225	540
Depreciation and amortization	78,805	79,390	74,366
Amortization of deferred gain from asset sales	(12,846)	(12,602)	(12,602)
Stock compensation expense	1,299	3,237	3,497
Loss from debt retirement	—	—	200
Deferred income taxes	7,576	10,301	18,572
Net gain from dispositions of assets	(1,323)	(27)	(2,467)
Loss from asset impairment	10,555	1,619	970
Other	30	(421)	(694)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Decrease in accounts receivable, prepaid expenses and other	3,829	2,391	7,060
Increase in merchandise inventories	(27,074)	(42,756)	(5,284)
Increase in accounts payable	984	24,871	7,466
Increase (decrease) in accrued expenses	10,481	(18,745)	(8,394)
Increase (decrease) in other long-term liabilities	3,487	(2,463)	(1,200)

Net cash provided by continuing operations	88,958	73,923	118,661
Net cash used in discontinued operations	(467)	(273)	(1,466)

Net cash provided by operating activities	88,491	73,650	117,195

Cash flows from investing activities:
Capital expenditures	(54,696)	(74,746)	(70,252)
Proceeds from dispositions of assets	5,588	515	7,515
Collateral investment	(3,654)	(7,638)	(9,638)
Acquisitions, net of cash acquired.	—	(42,901)	(288)
Premiums paid on life insurance policies	—	(837)	—

Net cash used in continuing operations	(52,762)	(125,607)	(72,663)
Net cash provided by discontinued operations	—	—	569

Net cash used in investing activities	(52,762)	(125,607)	(72,094)

Cash flows from financing activities:
Borrowings under line of credit agreements	2,319	5,721	21,795
Payments under line of credit agreements	(2,319)	(5,721)	(21,795)
Borrowings on trade payable program liability	179,751	144,180	121,824
Payments on trade payable program liability	(115,247)	(115,253)	(99,636)
Payments for finance issuance cost	(6,520)	(2,441)	—
Borrowings under new debt	200,000	—	—
Debt payments	(295,122)	(1,079)	(11,279)
Dividends paid	—	(6,344)	(6,323)
Repurchase of common stock	(342)	—	—
Proceeds from stock issuance	2,693	898	1,227

Net cash (used in) provided by financing activities	(34,787)	19,961	5,813

Net increase (decrease) in cash and cash equivalents	942	(31,996)	50,914
Cash and cash equivalents at beginning of year	58,244	90,240	39,326

Cash and cash equivalents at end of year	59,186	$58,244	$90,240

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$31,290	$23,097	$23,098
Cash received from income tax refunds	$108	$479	$195
Cash paid for income taxes	$2,826	$1,150	$890
Non-cash investing activities:
Accrued purchases of property and equipment	$1,371	$1,400	$2,926

See notes to the consolidated financial statements

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

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

        BUSINESS    The Company operates in the U.S. automotive aftermarket, which has two general lines of business: (1) the Service business, commonly known as Do-It-For-Me, or "DIFM" (service labor, installed merchandise and tires) and (2) the Retail business, commonly known as Do-It-Yourself, or "DIY" (retail merchandise) and commercial. The Company's primary store format is the Supercenter, which serves both "DIFM" and "DIY" customers with the highest quality service offerings and merchandise. As part of the Company's long-term strategy to lead with automotive service, the Company is complementing the existing Supercenter store base with Service & Tire Centers. These Service & Tire Centers are designed to capture market share and leverage the existing Supercenter and support infrastructure. The Company currently operates stores in 35 states and Puerto Rico.

        FISCAL YEAR END    The Company's fiscal year ends on the Saturday nearest to January 31. Fiscal 2012, which ended February 2, 2013, was comprised of 53 weeks. Fiscal 2011, which ended January 28, 2012, and fiscal 2010 which ended January 29, 2011 were comprised of 52 weeks.

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

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        MERCHANDISE INVENTORIES    Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $565.8 million and $536.4 million as of February 2, 2013 and January 28, 2012, respectively. During fiscal 2012, 2011 and 2010, the effect of LIFO layer liquidations on gross profit was immaterial.

        The Company's inventory, consisting primarily of automotive tires, parts, and accessories, is used on vehicles typically having long lives. Because of this, and combined with the Company's historical experience of returning excess inventory to the Company's vendors for full credit, the risk of obsolescence is minimal. The Company establishes a reserve for excess inventory for instances where less than full credit will be received for such returns or where the Company anticipates items will be sold at retail prices that are less than recorded costs. The reserve is based on management's judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where the Company received less than full credit from vendors for product returns. The Company also provides for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program. The Company's inventory adjustments for these matters were approximately $4.6 million at February 2, 2013 and January 28, 2012, respectively. In future periods the company may be exposed to material losses should the company's vendors alter their policy with regard to accepting excess inventory returns.

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

(dollar amounts in thousands)	February 2, 2013	January 28, 2012
Land	$203,386	$204,023
Buildings and improvements	885,389	875,999
Furniture, fixtures and equipment	728,122	723,938
Construction in progress	3,282	3,279
Accumulated depreciation and amortization	(1,162,909)	(1,110,900)

Property and equipment—net	$657,270	$696,339

        GOODWILL    At fiscal year end 2012, the Company had six reporting units, of which three included goodwill (related to prior acquisitions by the Company). The Company tests the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year. Impairment reviews may also be triggered by any significant events or changes in circumstances affecting the Company's business.

        Goodwill impairment testing consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test must be performed in order

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to determine the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of goodwill. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in the Company's cash flow models, but may also negatively impact other assumptions used in the Company's analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, in accordance with accounting guidance, the Company is required to ensure that assumptions used to determine fair value in the analyses are consistent with the assumptions a market participant would use. As a result, the cost of capital and/or discount rates used may increase or decrease based on market conditions and trends, regardless of whether the Company's cost of capital has changed. Therefore the Company may recognize an impairment even though cash flows are approximately the same or greater than forecasted amounts.

        There were no impairments as a result of the Company's annual tests in the fourth quarter of fiscal year 2012, fiscal year 2011, and fiscal year 2010.

        OTHER INTANGIBLE ASSETS    For intangible assets with finite lives, the Company amortizes their cost on a straight-line basis over their estimated useful lives.

        LEASES    The Company amortizes leasehold improvements over the lesser of the lease term or the economic life of those assets. Generally, for stores the lease term is the base lease term and for distribution centers the lease term includes the base lease term plus certain renewal option periods for which renewal is reasonably assured and for which failure to exercise the renewal option would result in an economic penalty to the Company. The calculation of straight-line rent expense is based on the same lease term with consideration for step rent provisions, escalation clauses, rent holidays and other lease concessions. The Company begins expensing rent upon completion of the Company's due diligence or when the Company has the right to use the property, whichever comes earlier.

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In evaluating income tax positions, the Company records liabilities for potential exposures. These tax liabilities are adjusted in the period actual developments give rise to such change. Those developments could be, but are not limited to, settlement of tax audits, expiration of the statute of limitations, and changes in the tax code and regulations, along with varying application of tax policy and administration within those jurisdictions. Refer to Note 8, "Income Taxes," for further discussion of income taxes and changes in unrecognized tax benefit.

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

        The Company's Customer Loyalty program allows members to earn points for each qualifying purchase. Points earned allow members to receive a certificate that may be redeemed on future purchases within 90 days of issuance. The retail value of points earned by loyalty program members is included in accrued liabilities as deferred income and recorded as a reduction of revenue at the time the points are earned, based on the historic and projected rate of redemption. The Company recognizes deferred revenue and the cost of the free products distributed to loyalty program members when the awards are redeemed. The cost of the free products distributed to program members is recorded within costs of revenues.

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Generally vendor support funds are earned based on purchases or product sales. These incentives are treated as a reduction of inventories and are recognized as a reduction to cost of sales as the inventories are sold. Certain vendor allowances are used exclusively for promotions and to offset certain other direct expenses if the Company determines the allowances are for specific, identifiable incremental expenses. Vendor support funds used to offset direct advertising costs were immaterial for the year ended February 2, 2013, $2.5 million for the year ended January 28, 2012, and immaterial for the year ended January 29, 2011.

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The reserve for warranty activity for the years ended February 2, 2013 and January 28, 2012, respectively, are as follows:

(dollar amounts in thousands)
Balance, January 29, 2011	$673
Additions related to sales in the current year	12,122
Warranty costs incurred in the current year	(12,122)

Balance, January 28,2012	$673
Additions related to sales in the current year	11,920
Warranty costs incurred in the current year	(11,729)

Balance, February 2, 2013	$864

        ADVERTISING    The Company expenses the costs of advertising the first time the advertising takes place. Gross advertising expense for fiscal 2012, 2011 and 2010 was $63.3 million, $54.9 million and $57.5 million, respectively, and is recorded in selling, general and administrative expenses. No advertising costs were recorded as assets as of February 2, 2013 or January 28, 2012.

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

        ACCOUNTING FOR STOCK-BASED COMPENSATION    At February 2, 2013, the Company has two stock-based employee compensation plans, which are described in Note 14, "Equity Compensation Plans." Compensation costs relating to share-based payment transactions are recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award).

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        COMPREHENSIVE INCOME    Other comprehensive income includes pension liability and fair market value of cash flow hedges.

        DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES    The Company may enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to its certain variable rate debt agreements. The Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. See further discussion in Note 5, "Debt and Financing Arrangements."

        SEGMENT INFORMATION    The Company has six operating segments defined by geographic regions which are Northeast, Mid-Atlantic, Southeast, Central, West and Southern CA. Each segment serves both DIY and DIFM lines of business. The Company aggregates all of its operating segments and has one reportable segment. Sales by major product categories are as follows:

	Year ended
(dollar amounts in thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Parts and accessories	$1,252,617	$1,259,500	$1,261,678
Tires	391,331	383,257	336,490
Service labor	446,782	420,870	390,473

Total revenues	$2,090,730	$2,063,627	$1,988,641

        SIGNIFICANT SUPPLIERS    During fiscal 2012, the Company's ten largest suppliers accounted for approximately 51% of merchandise purchased. Only one supplier accounted for more than 10% of the Company's purchases. Other than a commitment to purchase 4.2 million units of oil products at various prices over a two-year period, the Company has no long-term contracts or minimum purchase commitments under which the Company is required to purchase merchandise. Open purchase orders are based on current inventory or operational needs and are fulfilled by vendors within short periods of time and generally are not binding agreements.

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING STANDARDS

        In May of 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. The adoption of ASU 2011-04 did not have a material impact on the Company's consolidated financial statements.

        In June of 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 was issued to improve the comparability of financial reporting between U.S. GAAP and International Financial Reporting Standards, and eliminates previous U.S. GAAP guidance that allowed an entity to present components of other comprehensive income ("OCI") as part of its statement of changes in shareholders' equity. With the issuance of ASU 2011-05, companies are now required to report all components of OCI either in a single continuous statement of total comprehensive income, which includes components of both OCI and net income, or in a separate statement appearing consecutively with the statement of income. ASU 2011-05 does not affect current guidance for the accounting of the components of OCI, or which items are included within total comprehensive income. ASU 2011-05 also states that reclassification adjustments between other comprehensive income and net income are presented separately on the face of the financial statements. In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which requires companies to provide information about the amounts reclassified out of AOCI by component. In addition, companies are required to report significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2011-05 affected presentation only and therefore did not have an impact on the Company's consolidated financial condition, results of operations or cash flows. The adoption of ASU 2013-02 is not expected to impact the Company's consolidated financial condition, results of operations or cash flows.

        In September of 2011, the FASB issued ASU 2011-08, "Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment" ("ASU 2011-08"). The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-08 did

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

not have a material impact on the Company's consolidated results of operations and financial condition.

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

        The Company has recorded its initial accounting for these acquisitions in accordance with accounting guidance on business combinations. The acquisitions resulted in goodwill related to, among other things, growth opportunities and assembled workforces. A portion of the goodwill is expected to be deductible for tax purposes. The Company has recorded finite-lived intangible assets at their estimated fair value related to trade names, favorable and unfavorable leases.

        The Company expensed all costs related to these acquisitions during fiscal 2011. The total costs related to these acquisitions were $1.5 million and are included in the consolidated statement of operations within selling, general and administrative expenses.

        The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values. The allocation is as follows:

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 2—ACQUISITIONS (Continued)

        Intangible assets consist of trade names ($0.6 million) and favorable leases ($0.3 million). Long-term liabilities include unfavorable leases ($9.1 million). The trade names are being amortized over their estimated useful life of 3 years. The favorable and unfavorable lease intangible assets and liabilities are being amortized to rent expense over their respective lease terms, ranging from 2 to 16 years. Amortization expense for the favorable and unfavorable leases over the next four years is approximately $0.6 million per year. Deferred tax assets in the amount of $6.8 million are primarily recorded in other non-current liabilities.

        Sales for the fiscal 2011 acquired stores totaled $63.9 million from acquisition date through January 28, 2012. The net loss for the acquired stores for the period from acquisition date through January 28, 2012 was $2.0 million, excluding transition related expenses.

        As the acquisitions (including Big 10) were immaterial to the operating results both individually and in aggregate for the fifty-two week periods ended January 28, 2012 and January 29, 2011, pro forma results for the fifty-two week period ended January 28, 2012 are not presented.

        In 2011, the Company recorded a reduction to the contingent consideration of $0.7 million related to one of the Company's acquisitions. The reversal of contingent consideration was recorded to selling, general and administrative expenses in the consolidated statements of operations.

NOTE 3—OTHER CURRENT ASSETS

        The following are the components of other current assets:

(dollar amounts in thousands)	February 2, 2013	January 28, 2012
Reinsurance receivable	$59,160	$59,280
Income taxes receivable	668	89
Other	610	610

Total	$60,438	$59,979

NOTE 4—ACCRUED EXPENSES

        The following are the components of accrued expenses:

(dollar amounts in thousands)	February 2, 2013	January 28, 2012
Casualty and medical risk insurance	$152,606	$147,806
Accrued compensation and related taxes	27,641	19,133
Sales tax payable	11,556	12,254
Other	40,474	42,512

Total	$232,277	$221,705

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 5—DEBT AND FINANCING ARRANGEMENTS

        The following are the components of debt and financing arrangements:

(dollar amounts in thousands)	February 2, 2013	January 28, 2012
7.50% Senior Subordinated Notes, due December 2014	$—	$147,565
Senior Secured Term Loan, due October 2013	—	147,557
Senior Secured Term Loan, due October 2018	200,000	—
Revolving Credit Agreement, through July 2016	—	—

Long-term debt	200,000	295,122
Current maturities	(2,000)	(1,079)

Long-term debt less current maturities	$198,000	$294,043

  Senior Secured Term Loan Facility due October 2018

        On October 11, 2012, the Company entered into the Second Amended and Restated Credit Agreement that (i) increased the size of the Company's Senior Secured Term Loan (the "Term Loan") to $200.0 million, (ii) extended the maturity of the Term Loan from October 27, 2013 to October 11, 2018, (iii) reset the interest rate under the Term Loan to the London Interbank Offered Rate (LIBOR), subject to a floor of 1.25%, plus 3.75% and (iv) added an additional 16 of the Company's owned locations to the collateral pool securing the Term Loan. The amended and restated Term Loan was deemed to be substantially different than the prior Term Loan, and therefore the modification of the debt was treated as a debt extinguishment. As of February 2, 2013, 142 stores collateralized the Term Loan. The Company recorded $6.5 million of deferred financing costs related to the Second Amended and Restated Credit Agreement. The amount outstanding under the Term Loan as of February 2, 2013 was $200.0 million.

        Net proceeds from the amended and restated Term Loan together with cash on hand were used to settle the Company's outstanding interest rate swap on the Term Loan as structured prior to its amendment and restatement and to satisfy and discharge all of the Company's outstanding 7.5% Senior Subordinated Notes ("Notes") due 2014. The settlement of the interest rate swap resulted in the reclassification of $7.5 million of accumulated other comprehensive loss to interest expense. The Company recognized, in interest expense, $1.9 million of deferred financing costs related to the Notes and the Term Loan as structured prior to its amendment and restatement. The interest payment and the swap settlement payment are presented within cash flows from operations on the consolidated statement of cash flows.

        On October 11, 2012, the Company entered into two new interest rate swaps for a notional amount of $50.0 million each that together were designated as a cash flow hedge on the first $100.0 million of the Term Loan. The interest rate swaps convert the variable LIBOR portion of the interest payments due on the first $100.0 million of the Term Loan to a fixed rate of 1.855%.

  Revolving Credit Agreement, Through July 2016

        On January 16, 2009 the Company entered into a Revolving Credit Agreement (the "Agreement") with available borrowings up to $300.0 million and a maturity of January 2014. Total incurred fees of

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 5—DEBT AND FINANCING ARRANGEMENTS (Continued)

$6.8 million were capitalized and are being amortized over the original five year life of the facility. On July 26, 2011, the Company amended and restated the Agreement to reduce its interest rate by 75 basis points and to extend its maturity to July 2016. The Company's ability to borrow under the Agreement is based on a specific borrowing base consisting of inventory and accounts receivable. The interest rate on this credit line is daily LIBOR plus 2.00% to 2.50% based upon the then current availability under the Agreement. As of February 2, 2013, the Company had no borrowings outstanding under the Agreement and $37.4 million of availability was utilized to support outstanding letters of credit. Taking this into account, the borrowings under the vendor financing program, and the borrowing base requirements, as of February 2, 2013, there was $141.2 million of availability remaining under the Agreement.

  Other Matters

        The Company's debt agreements require compliance with covenants. The most restrictive of these covenants, an earnings before interest, taxes, depreciation and amortization ("EBITDA") requirement, is triggered if the Company's availability under its Revolving Credit Agreement plus unrestricted cash drops below $50.0 million. As of February 2, 2013, the Company was in compliance with all financial covenants contained in its debt agreements.

        The weighted average interest rate on all debt borrowings during fiscal 2012 and 2011 was 4.5% and 6.3%, respectively.

  Other Contractual Obligations

        The Company has a vendor financing program with availability up to $175.0 million which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by the Company directly from vendors. The Company, in turn, makes the regularly scheduled full vendor payments to the bank participants. There was an outstanding balance of $149.7 million and $85.2 million under the program as of February 2, 2013 and January 28, 2012, respectively.

        The Company has letter of credit arrangements in connection with its risk management, import merchandising and vendor financing programs. The Company had $5.2 million outstanding commercial letters of credit as of February 2, 2013. There were no outstanding commercial letters of credit as of January 28, 2012. The Company was contingently liable for $32.2 million and $31.7 million in outstanding standby letters of credit as of February 2, 2013 and January 28, 2012, respectively.

        The Company is also contingently liable for surety bonds in the amount of approximately $11.5 million and $8.3 million as of February 2, 2013 and January 28, 2012, respectively. The surety bonds guarantee certain payments (for example utilities, easement repairs, licensing requirements and customs fees).

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 5—DEBT AND FINANCING ARRANGEMENTS (Continued)

        The annual maturities under the Senior Secured Term Loan, due October 2018, for the next five fiscal years are:

Long-Term Debt
(dollar amounts in thousands)
Fiscal Year
2013	$2,000
2014	2,000
2015	2,000
2016	2,000
2017	2,000
Thereafter	190,000

Total	$200,000

        Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt obligations and are considered a level 2 measure under the fair value hierarchy. The estimated fair value of long-term debt including current maturities was $203.5 million and $293.6 million as of February 2, 2013 and January 28, 2012, respectively

NOTE 6—LEASE AND OTHER COMMITMENTS

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

        The aggregate minimum rental payments for all leases having initial terms of more than one year are as follows:

Operating Leases
(dollar amounts in thousands)
Fiscal Year
2013	102,609
2014	98,205
2015	91,092
2016	83,707
2017	76,034
Thereafter	340,076

Aggregate minimum lease payments	$791,723

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 6—LEASE AND OTHER COMMITMENTS (Continued)

        Rental expenses incurred for operating leases in fiscal 2012, 2011, and 2010 were $97.9 million, $91.6 million and $79.7 million, respectively, and are recorded primarily in cost of revenues. The deferred gain for all sale leaseback transactions is being recognized in costs of merchandise sales and costs of service revenues over the minimum term of these leases.

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

        The Company has recorded a liability pertaining to the asset retirement obligation in other long-term liabilities on its consolidated balance sheet. Changes in assumptions reflect favorable experience with the rate of occurrence of obligations and expected settlement dates. The liability for asset retirement obligations activity from January 29, 2011 through February 2, 2013 is as follows:

(dollar amounts in thousands)
Asset retirement obligation at January 29, 2011	$5,606
Additions	206
Change in assumptions	(199)
Settlements	(61)
Accretion expense	323

Asset retirement obligation at January 28, 2012	5,875
Additions	89
Change in assumptions	(288)
Settlements	(11)
Accretion expense	298

Asset retirement obligation at February 2, 2013	$5,963

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 8—INCOME TAXES

        The components of income from continuing operations before income taxes are as follows:

	Year Ended
(dollar amounts in thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Domestic	$14,577	$36,633	$52,319
Foreign	7,923	4,954	6,125
Total	$22,500	$41,588	$58,444

        The provision for income taxes includes the following:

	Year Ended
(dollar amounts in thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Current:
Federal	$(338)	$—	$—
State	471	602	491
Foreign	1,636	1,557	2,210
Deferred:
Federal(a)	6,548	14,743	20,309
State	988	(3,887)	(1,818)
Foreign	40	(555)	81

Total income tax expense from continuing operations(a)	$9,345	$12,460	$21,273

(a)
Excludes tax benefit recorded to discontinued operations of $0.2 million, $0.1 million and $0.3 million in fiscal years 2012, 2011 and 2010, respectively.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 8—INCOME TAXES (Continued)

        A reconciliation of the statutory federal income tax rate to the effective rate for income tax expense follows:

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax	4.1	3.2	2.4
Job credits	(4.9)	(1.5)	(0.3)
Hire credits	—	(2.1)	—
Tax uncertainty adjustment	(1.5)	(0.1)	0.2
Valuation allowance	—	(8.3)	(3.5)
Non deductible expenses	2.2	2.0	0.5
Stock compensation	1.8	0.1	0.2
Foreign taxes, net of federal tax	5.6	1.7	2.4
Other, net	(0.8)	—	(0.5)

	41.5%	30.0%	36.4%

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 8—INCOME TAXES (Continued)

        Items that gave rise to the deferred tax accounts are as follows:

(dollar amounts in thousands)	February 2, 2013	January 28, 2012
Deferred tax assets:
Employee compensation	$5,274	$5,008
Store closing reserves	719	1,365
Legal reserve	122	341
Benefit accruals	1,247	5,922
Net operating loss carryforwards—Federal	1,887	16,473
Net operating loss carryforwards—State	111,785	111,588
Tax credit carryforwards	16,291	17,877
Accrued leases	16,032	15,916
Interest rate derivatives	708	5,730
Deferred gain on sale leaseback	51,124	56,325
Deferred revenue	5,194	5,621
Other	1,874	1,951

Gross deferred tax assets	212,257	244,117
Valuation allowance	(102,341)	(103,915)

	109,916	140,202
Deferred tax liabilities:
Depreciation	$42,400	$54,284
Inventories	65,203	65,886
Real estate tax	3,214	3,307
Insurance and other	6,261	6,159
Debt related liabilities	3,588	3,903

	120,666	133,539

Net deferred tax (liability) asset	$(10,750)	$6,663

        At February 2, 2013, the Company had available tax net operating losses that can be carried forward to future years. The Company has $1.9 million of deferred tax assets related to federal net operating loss carryforwards, which begin to expire in 2027. The Company has $2.3 million of deferred tax assets related to state tax net operating loss carryforwards in unitary filing jurisdictions, of which 2.9% will expire in the next five years and a full valuation allowance has been recorded against. The balance of $109.5 million of the Company's net operating loss carryforwards are for separate company state filing jurisdictions that will expire in various years beginning in 2013. $108.1 million of separate company state net operating losses are in the jurisdictions, where the Company has recorded a full valuation allowance against its net deferred tax assets.

        The tax credit carryforward at February 2, 2013 consists of $6.8 million of alternative minimum tax credits, $4.2 million of work opportunity credits, $0.9 million of hire tax credits and $4.4 million of various state credits. The alternative minimum tax credits have an indefinite life and the other credits are scheduled to expire in various years starting from 2013. The tax credit carryforward at January 28,

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 8—INCOME TAXES (Continued)

2012 consists of $7.3 million of alternative minimum tax credits, $4.0 million of work opportunity credits, $0.9 million of hire tax credits and $5.7 million of state and Puerto Rico tax credits. The alternative minimum credits have an indefinite life and the other credits are scheduled to expire in various years starting from 2012 of which $0.9 million have full valuation allowances recorded against them.

        The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. To the extent the Company believes it is more likely than not that the asset will not be recoverable, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or changes the allowance in a future period, income tax expense will be impacted. There was no significant change in the Company's valuation allowance position in fiscal year 2012. In fiscal year 2011, the Company released $5.3 million of gross valuation allowances ($3.6 million net of federal benefit) on certain state net operating loss carryforwards and state credits.

        The Company and its subsidiaries' largest jurisdictions where they are subject to income tax are U.S. federal, Puerto Rico and various states jurisdictions, in respective order of significance. The Company's U.S. federal returns for tax years 2009 and forward are subject to examination. State and local income tax returns are generally subject to examination for a period of three to five years after filing of the respective returns. The Company is currently under federal examination for fiscal year 2010 and has various state income tax returns in the process of examination.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollar amounts in thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Unrecognized tax benefit balance at the beginning of the year	$3,364	$4,131	$2,411
Gross increases for tax positions taken in prior years	—	—	1,331
Gross decreases for tax positions taken in prior years	(338)	—	—
Gross increases for tax positions taken in current year	201	235	389
Settlements taken in current year	—	—	—
Lapse of statute of limitations	(953)	(1,002)	—

Unrecognized tax benefit balance at the end of the year	$2,274	$3,364	$4,131

        The Company recognizes potential interest and penalties for unrecognized tax benefits in income tax expense and, accordingly, the Company recognized $0.1 million in fiscal years 2012 and 2011 related to potential interest and penalties associated with uncertain tax positions. At February 2, 2013, January 28, 2012, and January 29, 2011, the Company has recorded $0.5 million, $0.3 million, and

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 8—INCOME TAXES (Continued)

$0.2 million, respectively, for the payment of interest and penalties which are excluded from the unrecognized tax benefit noted above.

        Unrecognized tax benefits include $0.9 million, $1.3 million, and $1.4 million, at February 2, 2013, January 28, 2012 and January 29, 2011, respectively, of tax benefits that, if recognized, would affect the Company's annual effective tax rate. The Company believes it is reasonably possible that the amount will increase or decrease within the next twelve months; however, it is not currently possible to estimate the impact of the change.

NOTE 9—STOCKHOLDERS' EQUITY

        On December 12, 2012, the Company's Board of Directors authorized a program to repurchase up to $50.0 million of the Company's common stock to be made from time to time in the open market or in privately negotiated transactions, with no expiration date. During the fourth quarter of fiscal 2012, the Company repurchased 35,000 shares of Common Stock for $342,000. All of these repurchased shares were placed into the Company's treasury.

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE LOSS

        The components of accumulated other comprehensive loss are:

	Year Ended
(dollar amounts in thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Defined benefit plan adjustment, net of tax	$—	$(9,696)	$(6,576)
Derivative financial instrument adjustment, net of tax	(980)	(7,953)	(10,452)

Accumulated other comprehensive loss	$(980)	$(17,649)	$(17,028)

NOTE 11—STORE CLOSURES AND ASSET IMPAIRMENTS

        During fiscal 2012, the Company recorded a $10.6 million impairment charge related to 49 stores classified as held and used. Of the $10.6 million impairment charge, $5.1 million was charged to merchandise cost of sales, and $5.5 million was charged to service cost of sales. In fiscal 2011, the Company recorded a $1.6 million impairment charge related to 12 stores classified as held and used. Of the $1.6 million impairment charge, $0.6 million was charged to merchandise cost of sales, and $1.0 million was charged to service cost of sales. In both years the Company used a probability-weighted approach and estimates of expected future cash flows to determine the fair value of these stores. Discount and growth rate assumptions were derived from current economic conditions, management's expectations and projected trends of current operating results. The fair market value estimates are classified as a Level 2 or Level 3 measure within the fair value hierarchy. The remaining fair value of impaired assets was $2.3 million and $1.4 million at February 2, 2013 and January 28, 2012, respectively.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 11—STORE CLOSURES AND ASSET IMPAIRMENTS (Continued)

        The following schedule details activity in the reserve for closed locations for the three years in the period ended February 2, 2013. The reserve balance includes remaining rent on leases net of sublease income.

(dollar amounts in thousands)
Balance, January 30, 2010	$2,250
Accretion of present value of liabilities	81
Change in assumptions about future sublease income, lease termination	163
Cash payments	(1,253)

Balance, January 29, 2011	1,241
Accretion of present value of liabilities	53
Provision for closed locations	310
Change in assumptions about future sublease income, lease termination	674
Cash payments	(477)

Balance, January 28, 2012	1,801
Accretion of present value of liabilities	137
Change in assumptions about future sublease income, lease termination	367
Cash payments	(664)

Balance, February 2, 2013	$1,641

        A store is classified as "held for disposal" when (i) the Company has committed to a plan to sell, (ii) the building is vacant and the property is available for sale, (iii) the Company is actively marketing the property for sale, (iv) the sale price is reasonable in relation to its current fair value and (v) the Company expects to complete the sale within one year. Assets held for disposal have been valued at the lower of their carrying amount or their estimated fair value, net of disposal costs. The fair value of these assets is estimated using readily available market data for comparable properties and is classified as a Level 2 (as described in Note 16, "Fair Value Measurements") measure within the fair value hierarchy. No depreciation expense is recognized during the period the asset is held for disposal. During fiscal 2012 and fiscal 2011, the Company had no stores classified as an asset held for sale.

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

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 12—EARNINGS PER SHARE

        Basic earnings per share is based on net earnings divided by the weighted average number of shares outstanding during the period. The following schedule presents the calculation of basic and diluted earnings per share for earnings from continuing operations:

		Year Ended
	(dollar amounts in thousands, except per share amounts)	February 2, 2013	January 28, 2012	January 29, 2011
(a)	Earnings from continuing operations before discontinued operations	$13,155	$29,128	$37,171
	Loss from discontinued operations, net of tax benefit of $(186), $(121) and $(291)	(345)	(225)	(540)

	Net earnings	$12,810	$28,903	$36,631

(b)	Basic average number of common shares outstanding during period	53,225	52,958	52,677
	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	729	673	485

(c)	Diluted average number of common shares assumed outstanding during period	53,954	53,631	53,162

	Basic earnings per share:
	Earnings from continuing operations (a/b)	$0.25	$0.55	$0.71
	Discontinued operations, net of tax	(0.01)	(0.01)	(0.01)

	Basic earnings per share	$0.24	$0.54	$0.70

	Diluted earnings per share:
	Earnings from continuing operations (a/c)	$0.24	$0.54	$0.70
	Discontinued operations, net of tax	—	—	(0.01)

	Diluted earnings per share	$0.24	$0.54	$0.69

        Certain stock options were excluded from the calculations of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period then ended and therefore would be anti-dilutive. The total number of such shares excluded from the diluted earnings per share calculation was 859,000, 870,000 and 978,000 as of February 2, 2013, January 28, 2012, and January 29, 2011, respectively.

NOTE 13—BENEFIT PLANS

DEFINED BENEFIT AND CONTRIBUTION PLANS

        The Company maintains a non-qualified defined contribution plan (the "Account Plan") for key employees designated by the Board of Directors. The Company's contribution expense for the Account Plan was $0.1 million, $0.3 million and $1.2 million for fiscal 2012, 2011 and 2010, respectively.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 13—BENEFIT PLANS (Continued)

        The Company has a qualified 401(k) savings plan and a separate savings plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation under both savings plans. For fiscal 2012, 2011 and 2010, the Company's contributions were conditional upon the achievement of certain pre-established financial performance goals which were met in fiscal 2010, but not in fiscal 2012 or 2011. The Company's savings plans' contribution expense was $3.0 million in fiscal 2010.

        The Company also maintained a defined benefit pension plan (the "Plan") covering full-time employees hired on or before February 1, 1992. As of December 31, 1996, the Company froze the accrued benefits under the Plan and active participants became fully vested. During the third quarter of fiscal 2011, the Company began the process of terminating the Plan. During the fourth quarter of fiscal 2012, in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements, the Company contributed $14.1 million to fully fund the Plan on a termination basis and recorded a $17.8 million settlement charge. The participants' benefits were converted into a lump sum cash payment or an annuity contract placed with an insurance carrier. The Company used a fiscal year end measurement date for determining the benefit obligation and the fair value of Plan assets. The actuarial computations were made using the "projected unit credit method." Variances between actual experience and assumptions for costs and returns on assets were amortized over the remaining service lives of employees under the Plan.

        Pension expense is as follows:

	Year Ended
(dollar amounts in thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Service cost	$—	$—	$—
Interest cost	2,170	2,558	2,561
Expected return on plan assets	(2,658)	(2,745)	(2,151)
Amortization of prior service cost	13	14	14
Recognized actuarial loss	1,896	1,499	1,672

Net Period Pension Cost	1,421	1,326	2,096
Settlement Charge	17,753	—	—

Net Period Pension Cost	$19,174	$1,326	$2,096

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 13—BENEFIT PLANS (Continued)

        The following actuarial assumptions were used to determine benefit obligation and pension expense:

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Benefit obligation assumptions:
Discount rate	N/A	4.60%	5.70%
Rate of compensation increase	N/A	N/A	N/A
Pension expense assumptions:
Discount rate	4.60%	5.70%	6.10%
Expected return on plan assets	6.80%	6.80%	6.95%
Rate of compensation expense	N/A	N/A	N/A

        The Company selected the discount rate for the benefit obligation at January 28, 2012 to reflect a rate commensurate with a model bond portfolio with durations that match the expected payment patterns of the plans. To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of a long-term rate of return on assets of 6.80% for fiscal 2012 and fiscal 2011, and 6.95% for fiscal 2010.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 13—BENEFIT PLANS (Continued)

        The following table sets forth the reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company's defined benefit plans:

	Year ended
(dollar amounts in thousands)	February 2, 2013	January 28, 2012
Change in benefit obligation:
Benefit obligation at beginning of year	$53,974	$46,118
Interest cost	2,170	2,558
Actuarial loss	3,621	6,952
Settlements paid	(58,134)	—
Benefits paid	(1,631)	(1,654)

Benefit obligation at end of year	$—	$53,974

Change in plan assets:
Fair value of plan assets at beginning of year	$43,602	$39,063
Actual return on plan assets (net of expenses)	2,050	3,193
Employer contributions	14,113	3,000
Settlements paid	(58,134)	—
Benefits paid	(1,631)	(1,654)

Fair value of plan assets at end of year	$—	$43,602

Unfunded status at fiscal year end	$—	$(10,372)

Net amounts recognized on consolidated balance sheet at fiscal year end
Noncurrent benefit liability (included in other long-term liabilities)	$—	$(10,372)

Net amount recognized at fiscal year end	$—	$(10,372)

Amounts recognized in accumulated other comprehensive income (pre-tax) at fiscal year end
Actuarial loss	$—	$15,407
Prior service cost	—	26

Net amount recognized at fiscal year end	$—	$15,433

Other comprehensive (income) loss attributable to change in pension liability recognition	$(15,433)	$4,991
Accumulated benefit obligation at fiscal year end	$—	$53,974
Other information
Employer contributions expected in fiscal 2013	$—	$—
Estimated actuarial loss and prior service cost amortization in fiscal 2013	$—	$2,300

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 13—BENEFIT PLANS (Continued)

  Plan Assets and Investment Policy

        Investment policies were established in accordance with the Company's Benefits Committee (the "Committee") responsibilities to the participants of the Plan and its beneficiaries, and in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The objective of the Plan was to meet current and future benefit payment needs within the constraints of diversification and prudent risk taking. The Plan was diversified across asset classes to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation. Investment objectives for each asset class were determined based on specific risks and investment opportunities identified. The Company believes that the diversification of its assets minimizes the risk due to concentration of the Plan assets.

        The Company updated its long-term, strategic asset allocations annually using various analytics to determine the optimal asset mix and consideration of plan liability characteristics, liquidity characteristics, funding requirements, expected rates of return and the distribution of returns. Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions (such as private equity and real estate), and the timing of benefit payments and contributions. Short term investments and exchange-traded derivatives were used to rebalance the actual asset allocation to the target asset allocation. The asset allocation was monitored and rebalanced on a monthly basis.

        The manager of the investments provided advice and recommendations to help the Committee discharge its fiduciary responsibilities in furtherance of the Plan's goals and objectives. The manager had the discretion to allocate assets among funds within each asset class to conform to strategic targets and ranges established by the Committee. The target asset allocation was 50% equity securities and 50% fixed income. The investment policy requires that the asset allocation be maintained within certain ranges. The weighted average asset allocations and asset allocation ranges by asset category were as follows:

Weighted Average Asset Allocations

	January 28, 2012	Asset Allocation Ranges
Total equities	50%	45 - 55%
Domestic equities	32%	28 - 38%
Non-US equities	18%	12 - 22%
Fixed income	50%	45 - 55%

        The tables below provide the fair values of the Company's pension plan assets at January 28, 2012, by asset category. The tables also identify the level of inputs used to determine the fair value of assets in each category (see Note 16, "Fair Value Measurements" for definition of levels). The significant amount of Level 2 investments in the table relates to investments in pooled funds that contain

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 13—BENEFIT PLANS (Continued)

investments with values based on quoted market prices, but for which the funds are not valued on a quoted market basis, and fixed income securities that are valued using model based pricing services.

	Fair Value at January 28, 2012
(dollar amounts in thousands)		Level 1	Level 2	Level 3
Asset Category
Domestic equities
US Small/Mid Cap Growth	$1,372	$—	$1,372	$—
US Small/Mid Cap Value	1,335	—	1,335	—
US Large Cap Passive	11,006	—	11,006	—
Non-U.S. equities
Non-US Core Equity	7,962	—	7,962	—
Fixed income
Long Duration	15,598	—	15,598	—
Long Duration Passive	4,995	—	4,995	—
Guaranteed annuity contracts	1,334	—	—	1,334

Total	$43,602	$—	$42,268	$1,334

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 13—BENEFIT PLANS (Continued)

        The following table provides a summary of changes in fair value of Level 3 financial assets during fiscal 2012:

(dollar amounts in thousands)	Fair Value
Balance, January 28, 2012	$1,334
Transfers from other investments	—
Interest income and gains	116
Administrative fees	(72)
Benefits paid during the period	(1,378)

Balance, February 2, 2013	$—

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

RABBI TRUST

        The Company establishes and maintains a deferred liability for the non-qualified deferred compensation plan and the Account Plan. The Company plans to fund this liability by remitting the officers' deferrals to a Rabbi Trust where these deferrals are invested in variable life insurance policies. These assets are included in non-current other assets and are considered to be a Level 2 measure within the fair value hierarchy. Accordingly, all gains and losses on these underlying investments, which are held in the Rabbi Trust to fund the deferred liability, are recognized in the Company's Consolidated Statement of Operations. Under these plans, there were liabilities of $6.7 million at February 2, 2013 and $6.9 million at January 28, 2012, respectively, which are recorded primarily in other long-term liabilities.

NOTE 14—EQUITY COMPENSATION PLANS

        The Company has a stock-based compensation plan originally approved by the stockholders on May 21, 1990 under which it has previously granted non-qualified stock options and incentive stock options to key employees and members of its Board of Directors. There are no awards remaining available for grant under the 1990 Plan. The Company has a stock-based compensation plan originally approved by the stockholders on June 2, 1999 under which it has previously granted and may continue to grant non-qualified stock options, incentive stock options and restricted stock units ("RSUs") to key employees and members of its Board of Directors. On June 24, 2009, the stockholders renamed the 1999 Plan to the 2009 Plan, extended its terms to December 31, 2014 and increased the number of shares issuable thereunder by 1,500,000. As of February 2, 2013, there were 2,751,725 awards outstanding and 984,840 awards available for grant under the 2009 Plan.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 14—EQUITY COMPENSATION PLANS (Continued)

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

        The exercise price, term and other conditions applicable to future stock option and RSU grants under the 2009 plan are generally determined by the Board of Directors; provided that the exercise price of stock options must be at least 100% of the quoted market price of the common stock on the grant date. The Company currently satisfies all share requirements resulting from RSU conversions and option exercises from its treasury stock. The Company believes its treasury share balance at February 2, 2013 is adequate to satisfy such activity during the next twelve-month period.

        The following table summarizes the options under the plans:

	Fiscal Year 2012
	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	2,008,430	$8.97
Granted	287,574	9.97
Exercised	(274,769)	7.00
Forfeited	(55,283)	11.32
Expired	(287,359)	15.89

Outstanding—end of year	1,678,593	8.20

Vested and expected to vest options—end of year	1,630,311	8.15

Options exercisable—end of year	1,153,837	7.07

        The following table summarizes information about options during the last three fiscal years (dollars in thousands except per option):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Weighted average fair value at grant date per option	$4.65	$5.38	$4.28
Intrinsic value of options exercised	$874	$202	$609

        The aggregate intrinsic value of outstanding options, exercisable options and expected to vest options at February 2, 2013 was $5.5 million, $5.2 million and $0.3 million, respectively. At February 2,

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 14—EQUITY COMPENSATION PLANS (Continued)

2013, the weighted average remaining contractual term of outstanding options, exercisable options and expected to vest options was 4.6 years, 3.3 years and 7.4 years, respectively. At February 2, 2013, there was approximately $1.7 million of total unrecognized pre-tax compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.5 years.

        The following table summarizes information about non-vested RSUs since January 28, 2012:

	Number of RSUs	Weighted Average Fair Value
Nonvested at January 28, 2012	626,747	$9.93
Granted	319,081	9.48
Forfeited	(78,737)	9.89
Vested	(70,491)	10.90

Nonvested at February 2, 2013	796,600	9.67

        The following table summarizes information about RSUs during the last three fiscal years:

(dollar amounts in thousands)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Weighted average fair value at grant date per unit	$9.48	$10.45	$9.32
Fair value at vesting date	$768	$1,498	$1,861
Intrinsic value at conversion date	$218	$896	$809
Tax benefits realized from conversions	$82	$336	$301

        At February 2, 2013, there was approximately $2.0 million of total unrecognized pre-tax compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 1.3 years.

        The Company recognized approximately $1.1 million, $1.3 million, and $1.4 million of compensation expense related to stock options, and approximately $0.2 million, $1.9 million, and $2.1 million of compensation expense related to restricted stock units, included in selling, general and administrative expenses for fiscal 2012, 2011, and 2010, respectively. The related tax benefit recognized was approximately $0.4 million, $1.2 million and $1.3 million for fiscal 2012, 2011 and 2010, respectively.

        Expected volatility is based on historical volatilities for a time period similar to that of the expected term and the expected term of the options is based on actual experience. The risk-free rate is based on the U.S. treasury yield curve for issues with a remaining term equal to the expected term. The fair value of each option granted during fiscal 2012, 2011 and 2010 is estimated on the date of grant using the Black-Scholes option-pricing model and, in certain situations where the grant includes

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 14—EQUITY COMPENSATION PLANS (Continued)

both a market and a service condition, the Monte Carlo simulation model is used. The following are the weighted-average assumptions:

	Year ended
	February 2, 2013	January 28, 2012	January 29, 2011
Dividend yield	0%	1.0%	1.35%
Expected volatility	58%	58%	56%
Risk-free interest rate range:
High	0.6%	1.9%	2.0%
Low	0.5%	1.6%	0.9%
Ranges of expected lives in years	4 - 5	4 - 5	4 - 5

        The Company granted approximately 106,000 and 95,000 RSUs in fiscal 2012 and 2011, respectively that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves a return on invested capital target for fiscal year 2014 and 2013, respectively. The number of underlying shares that may be issued upon vesting will range from 0% to 150%, depending upon the Company achieving the financial targets in fiscal year 2014 and 2013, respectively. At the date of the grants, the fair values were $9.98 per unit and $12.48 per unit for the 2012 and 2011 awards, respectively. The Company also granted approximately 53,000 and 48,000 RSUs for fiscal 2012 and 2011, respectively, that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a total shareholder return target in fiscal 2014 and 2013, respectively. The number of underlying shares that may become exercisable will range from 0% to 175% depending upon whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $7.96 per unit and $14.73 per unit grant date fair value for the 2012 and 2011 RSUs, respectively. The non-vested restricted stock award table reflects the maximum vesting of underlying shares for performance and market based awards granted in both 2012 and 2011.

        The company did not grant any restricted stock units for officers' deferred bonus matches under the Company's non-qualified deferred compensation plan during fiscal 2012. During fiscal 2011, the Company granted approximately 50,000 restricted stock units related to officers' deferred bonus matches under the Company's non-qualified deferred compensation plan which vest over a three year period. The fair value of these awards was $13.68 per unit. During fiscal 2012, the Company granted approximately 33,000 restricted stock units to its non-employee directors of the board, which vest over a one year period with a quarter vesting on each of the first four quarters following their grant date. The fair value was $9.98 per unit. During fiscal 2011, the Company granted approximately 42,000 restricted stock units to its non-employee directors of the board that vested immediately. The fair value for these awards was $10.67 per unit.

        The Company reflects in its consolidated statement of cash flows any tax benefits realized upon the exercise of stock options or issuance of RSUs in excess of that which is associated with the expense recognized for financial reporting purposes. The amounts reflected as financing cash inflows and operating cash outflows in the Consolidated Statement of Cash Flows for fiscal 2012, 2011 and 2010 are immaterial.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 14—EQUITY COMPENSATION PLANS (Continued)

        During fiscal 2011, the Company began an employee stock purchase plan which provides eligible employees the opportunity to purchase shares of the Company's stock at a stated discount through regular payroll deductions. The aggregate number of shares of common stock that may be issued or transferred under the plan is 2,000,000 shares. All shares purchased by employees under this plan will be issued through treasury stock. The Company's expense for the discount during fiscal years 2012 and 2011 was immaterial. As of February 2, 2013, there were 1,916,178 shares available for issuing under this plan.

NOTE 15—INTEREST RATE SWAP AGREEMENT

        On October 11, 2012, the Company settled its interest rate swap designated as a cash flow hedge on $145.0 million of the Company's Term Loan prior to its amendment and restatement. The swap was used to minimize interest rate exposure and overall interest costs by converting the variable component of the total interest rate to a fixed rate of 5.036%. Since February 1, 2008, this swap was deemed to be fully effective and all adjustments in the interest rate swap's fair value were recorded to accumulated other comprehensive loss. The settlement of this swap resulted in an interest charge of $7.5 million, which was previously recorded within accumulated other comprehensive loss. As of January 28, 2012, the fair value of this swap was a net $12.5 million payable, recorded within other long-term liabilities on the balance sheet.

        On October 11, 2012, the Company entered into two new interest rate swaps for a notional amount of $50.0 million each that together are designated as a cash flow hedge on the first $100.0 million of the amended and restated Term Loan. The interest rate swaps convert the variable LIBOR portion of the interest payments due on the first $100.0 million of the Term Loan to a fixed rate of 1.855%. As of February 2, 2013, the fair value of the new swap was a net $1.6 million payable, recorded within other long-term liabilities on the balance sheet.

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 16—FAIR VALUE MEASUREMENTS (Continued)

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

  Derivative liability:

        The Company has two interest rate swaps designated as cash flow hedges on $100.0 million of the Company's Senior Secured Term Loan facility that expires in October 2018. The Company values this swap using observable market data to discount projected cash flows and for credit risk adjustments. The inputs used to value derivatives fall within Level 2 of the fair value hierarchy.

        The following table provides information by level for assets and liabilities that are measured at fair value, on a recurring basis.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 2, 2013
(dollar amounts in thousands) Description		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$59,186	$59,186	$—	$—
Collateral investments(a)	20,929	20,929	—	—
Deferred compensation assets(a)	3,834	—	3,834	—
Liabilities:
Other liabilities
Derivative liability(b)	1,567	—	1,567	—

(a)
included in other long-term assets

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 16—FAIR VALUE MEASUREMENTS (Continued)

(b)
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

(a)
included in other long-term assets

(b)
included in other long-term liabilities

        The following represents the impact of fair value accounting for the Company's derivative liability on its consolidated financial statements:

(dollar amounts in thousands)	Amount of Gain/ (Loss) in Other Comprehensive Income (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion)
Fiscal 2012	$2,171	Interest expense	$4,676
Fiscal 2011	$2,428	Interest expense	$6,970

  Non-financial assets measured at fair value on a non-recurring basis:

        Certain assets are measured at fair value on a non-recurring basis, that is, the assets are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment. In response to a continuing weak real estate market, the Company reduced its prices for certain properties held for disposal and recorded impairment charges of $0.2 million in fiscal 2010. The fair values were based on selling prices of comparable properties, net of expected disposal costs. These measures of fair value, and related inputs, are considered level 2 measures under the fair value hierarchy. Measurements of assets held and used are discussed in Note 11, "Store Closures and Asset Impairments."

NOTE 17—LEGAL MATTERS

        The Company is party to various actions and claims arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with all such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position. However, there exists a possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While the Company does not believe that the amount of such excess loss could be material to the Company's financial position, any such loss

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 2, 2013, January 28, 2012 and January 29, 2011

NOTE 17—LEGAL MATTERS (Continued)

could have a material adverse effect on the Company's results of operations in the period(s) during which the underlying matters are resolved.

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)

						Earnings / Loss Per Share from Continuing Operations
								Earnings / Loss Per Share			Market Price Per Share
				Earnings / Loss from Continuing Operations
	Total Revenues	Gross Profit	Operating Profit / Loss		Earnings / Loss					Cash Dividends Per Share
						Basic	Diluted	Basic	Diluted		High	Low
Year Ended February 2, 2013
4th quarter	$530,847	$117,206	$(16,394)	$(14,320)	$(14,543)	$(0.27)	(0.27)	(0.27)	(0.27)	—	$11.16	$9.48
3rd quarter	509,608	116,040	3,791	(6,695)	(6,759)	(0.13)	(0.13)	(0.13)	(0.13)	—	10.57	8.76
2nd quarter	525,671	130,601	16,315	33,034	33,048	0.62	0.61	0.62	0.61	—	14.93	8.67
1st quarter	524,604	127,652	7,940	1,134	1,062	0.02	0.02	0.02	0.02	—	15.46	14.90
Year Ended January 28, 2012
4th quarter	$505,318	$112,273	$(29)	$(4,191)	$(4,420)	$(0.08)	$(0.08)	$(0.08)	$(0.08)	$0.0300	$12.08	$10.21
3rd quarter	522,173	126,921	17,347	7,022	7,011	0.13	0.13	0.13	0.13	0.0300	12.04	8.18
2nd quarter	522,594	135,210	21,939	13,891	13,943	0.26	0.26	0.26	0.26	0.0300	14.28	10.27
1st quarter	513,540	135,122	26,311	12,405	12,368	0.23	0.23	0.23	0.23	0.0300	14.70	10.53

  The sum of individual share amounts may not equal due to rounding.

        In the fourth quarter of fiscal 2012, the Company recorded on a pre-tax basis, a $17.8 million pension settlement charge. In the third quarter the Company recorded, on a pre-tax basis, an asset impairment charge of $8.8 million and refinancing costs of $11.2 million. In the second quarter of fiscal 2012, the Company recorded, on a pre-tax basis, merger settlement proceeds, net of costs of $42.8 million.

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

        There were no changes to the Company's internal control over financial reporting that occurred during the quarter ended February 2, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of February 2, 2013 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company's internal control over financial reporting as of February 2, 2013 was effective.

        Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report, which is included on page 77 herein, on the Company's internal control over financial reporting as of February 2, 2013.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pep Boys—Manny, Moe & Jack
Philadelphia, Pennsylvania

        We have audited the internal control over financial reporting of The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January February 2, 2013 of the Company and our report dated April 18, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
April 18, 2013

ITEM 9B    OTHER INFORMATION

        None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The material contained in the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's 2012 fiscal year (the "Proxy Statement"), under the captions "—Nominees for Election", "—Corporate Governance" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" is hereby incorporated herein by reference.

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

        In addition, the Board of Directors Code of Conduct and the charters of our audit, human resources and nominating and governance committees may also be found under the "Investor Relations—Corporate Governance" section of our website. As required by the New York Stock Exchange ("NYSE"), promptly following our 2012 Annual Meeting, our Chief Executive Officer certified to the NYSE that he was not aware of any violation by Pep Boys of NYSE corporate governance listing standards. Copies of our corporate governance materials are available free of charge from our investor relations department. Please call 215-430-9105 or write Pep Boys, Investor Relations, 3111 West Allegheny Avenue, Philadelphia, PA 19132.

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

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:

		Page
1.	The following consolidated financial statements of The Pep Boys—Manny, Moe & Jack are included in Item 8
	Report of Independent Registered Public Accounting Firm	36
	Consolidated Balance Sheets—February 2, 2013 and January 28, 2012	37
	Consolidated Statements of Operations and Comprehensive Income—Years ended February 2, 2013, January 28, 2012 and January 29, 2011	38
	Consolidated Statements of Stockholders' Equity—Years ended February 2, 2013, January 28, 2012 and January 29, 2011	39
	Consolidated Statements of Cash Flows—February 2, 2013, January 28, 2012 and January 29, 2011	40
	Notes to Consolidated Financial Statements	41
2.	The following consolidated financial statement schedule of The Pep Boys—Manny, Moe & Jack is included
	Schedule II Valuation and Qualifying Accounts and Reserves	85
	All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.
3.	Exhibits

(3.1)		Amended and Restated Articles of Incorporation	Incorporated by reference from the Company's 10-K dated February 14, 2009.

(3.2)		By-Laws amended and restated	Incorporated by reference from the Company's 8-K dated February 17, 2010.

(10.1)	(1)	Medical Reimbursement Plan of the Company	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 31, 1982.

(10.2)	(1)	Form of Change of Control between the Company and certain officers of the Company.	Incorporated by reference from the Company's Form 8-K dated August 6, 2012

(10.3)	(1)	Form of Non-Competition Agreement between the Company and certain officers of the Company.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 29, 2011.

(10.5)	(1)	The Pep Boys—Manny, Moe & Jack 2009 Stock Incentive Plan, Amended and Restated as of August 3, 2012	Incorporated by reference from the Company's 8-K dated August 6, 2012.

(10.7)	(1)	Long-Term Disability Salary Continuation Plan amended and restated as of March 26, 2002.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 1, 2003.

(10.8) (1)	Amendment and restatement as of January 1, 2010 of The Pep Boys Savings Plan.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 29, 2011.

(10.9) (1)	Amendment and restatement as of September 3, 2002 of The Pep Boys Savings Plan—Puerto Rico.	Incorporated by reference from the Company's Form 10-Q for the quarter ended November 2, 2002.

(10.10) (1)	The Pep Boys Deferred Compensation Plan, as amended and restated	Incorporated by reference from the Company's Form 8-K dated December 23, 2008.

(10.11) (1)	The Pep Boys Annual Incentive Bonus Plan (amended and restated as of January 31, 2009)	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 31, 2009.

(10.12) (1)	Account Plan	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 29, 2011.

(10.14) (1)	The Pep Boys Grantor Trust Agreement	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 3, 2007.

(10.15)	Amended and Restated Credit Agreement, dated July 26, 2011, by and among the Company, as Lead Borrower, Bank of America, N.A., as Administrative Agent, and the other parties thereto.	Incorporated by reference from the Company's Form 8-K dated July 28, 2011.

(10.16)	First Amendment dated October 11, 2012 to the Amended and Restated Credit Agreement, dated July 26, 2011, among the Company, Bank of America, N.A., as Administrative Agent, and the other parties thereto.	Incorporated by reference from the Company's Form 8-K dated October 11, 2012.

(10.17)	Second Amended and Restated Credit Agreement, dated October 11, 2012, among the Company, Wachovia Bank, National Association, as Administrative Agent, and the other parties thereto.	Incorporated by reference from the Company's Form 8-K dated October 11, 2012.

(21)	Subsidiaries of the Company	Incorporated by reference from the Company's Form 10-Q for the quarter ended April 30, 2011.

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith

(31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32.1)		Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32.2)		Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(101.INS)	(2)	XBRL Instance Document	Filed herewith

(101.SCH)	(2)	XBRL Taxonomy Extension Schema Document	Filed herewith

(101.CAL)	(2)	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

(101.LAB)	(2)	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith

(101.PRE)	(2)	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

(101.DEF)	(2)	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

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

Dated: April 18, 2013	THE PEP BOYS—MANNY, MOE & JACK (REGISTRANT)
	By:	/s/ DAVID R. STERN David R. Stern Executive Vice President— Chief Financial Officer (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MICHAEL R. ODELL Michael R. Odell	President & Chief Executive Officer; Director (Principal Executive Officer)	April 18, 2013
/s/ DAVID R. STERN David R. Stern	Executive Vice President—Chief Financial Officer (Principal Financial Officer)	April 18, 2013
/s/ SANJAY SOOD Sanjay Sood	Vice President—Chief Accounting Officer & Controller	April 18, 2013
/s/ ROBERT H. HOTZ Robert H. Hotz	Chairman of the Board	April 18, 2013
/s/ M. SHÂN ATKINS M. Shân Atkins	Director	April 18, 2013
/s/ JAMES MITAROTONDA James Mitarotonda	Director	April 18, 2013
/s/ ROBERT ROSENBLATT Robert Rosenblatt	Director	April 18, 2013

Signature	Capacity	Date

/s/ JANE SCACCETTI Jane Scaccetti	Director	April 18, 2013
/s/ JOHN T. SWEETWOOD John T. Sweetwood	Director	April 18, 2013
/s/ ANDREA M. WEISS Andrea M. Weiss	Director	April 18, 2013
/s/ NICK WHITE Nick White	Director	April 18, 2013

FINANCIAL STATEMENT SCHEDULES FURNISHED PURSUANT TO
THE REQUIREMENTS OF FORM 10-K

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(dollar amounts in thousands)
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions(1)	Balance at End of Period
	(in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended February 2, 2013	$1,303	$2,479	$—	$2,480	$1,302
Year ended January 28, 2012	$1,551	$2,434	$—	$2,682	$1,303
Year ended January 29, 2011	$1,488	$2,595	$—	$2,532	$1,551

(1)
Uncollectible accounts written off.

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(2)	Deductions(2)	Balance at End of Period
	(in thousands)
SALES RETURNS AND ALLOWANCES:
Year ended February 2, 2013	$773	$—	$63,068	$62,945	$896
Year ended January 28, 2012	$1,056	$—	$61,425	$61,708	$773
Year ended January 29, 2011	$1,031	$—	$60,740	$60,715	$1,056

(2)
Sales return and allowance activity is recorded through a reduction of merchandise sales and costs of merchandise sales.