Form 10-Q
period 2013-05-04
PEP BOYS MANNY MOE & JACK
filed 2013-06-11
CIK 77449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 4, 2013

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

As of May 31, 2013, there were 53,191,927 shares of the registrant’s Common Stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1  CONSOLIDATED FINANCIAL STATEMENTS

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

(unaudited)

	May 4, 2013	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$56,116	$59,186
Accounts receivable, less allowance for uncollectible accounts of $1,230 and $1,302	25,215	23,897
Merchandise inventories	648,148	641,208
Prepaid expenses	29,135	28,908
Other current assets	59,048	60,438
Total current assets	817,662	813,637

Property and equipment, net of accumulated depreciation of $1,183 and $1,163	647,636	657,270
Goodwill	46,917	46,917
Deferred income taxes	46,303	47,691
Other long-term assets	37,410	38,434
Total assets	$1,595,928	$1,603,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$245,193	$244,696
Trade payable program liability	149,387	149,718
Accrued expenses	229,452	232,277
Deferred income taxes	53,481	58,441
Current maturities of long-term debt	2,000	2,000
Total current liabilities	679,513	687,132

Long-term debt less current maturities	197,500	198,000
Other long-term liabilities	52,202	53,818
Deferred gain from asset sales	124,276	127,427
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	295,059	295,679
Retained earnings	433,734	430,148
Accumulated other comprehensive loss	(867)	(980)
Treasury stock, at cost — 15,365,117 shares and 15,431,298 shares	(254,046)	(255,832)
Total stockholders’ equity	542,437	537,572
Total liabilities and stockholders’ equity	$1,595,928	$1,603,949

See notes to consolidated financial statements.

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(dollar amounts in thousands, except per share data)

(unaudited)

	Thirteen weeks ended
	May 4, 2013	April 28, 2012
Merchandise sales	$417,150	$412,332
Service revenue	119,023	112,272
Total revenues	536,173	524,604
Costs of merchandise sales	296,857	290,856
Costs of service revenue	117,476	106,096
Total costs of revenues	414,333	396,952
Gross profit from merchandise sales	120,293	121,476
Gross profit from service revenue	1,547	6,176
Total gross profit	121,840	127,652
Selling, general and administrative expenses	118,203	119,710
Net loss from dispositions of assets	(116)	(2)
Operating profit	3,521	7,940
Non-operating income	378	470
Interest expense	3,679	6,516
Earnings from continuing operations before income taxes and discontinued operations	220	1,894
Income tax (benefit) expense	(3,708)	760
Earnings from continuing operations before discontinued operations	3,928	1,134
Loss from discontinued operations, net of tax	(65)	(72)
Net earnings	3,863	1,062

Basic earnings per share:
Earnings from continuing operations before discontinued operations	$0.07	$0.02
Loss from discontinued operations, net of tax	—	—
Basic earnings per share	$0.07	$0.02

Diluted earnings per share:
Earnings from continuing operations before discontinued operations	$0.07	$0.02
Loss from discontinued operations, net of tax	—	—
Diluted earnings per share	$0.07	$0.02

Other comprehensive income:
Defined benefit plan adjustment, net of tax	—	354
Derivative financial instruments adjustment, net of tax	113	1,020
Other comprehensive income	113	1,374
Comprehensive income	$3,976	$2,436

See notes to consolidated financial statements.

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	Thirteen weeks ended
	May 4, 2013	April 28, 2012
Cash flows from operating activities:
Net earnings	$3,863	$1,062
Adjustments to reconcile net earnings to net cash provided by continuing operations:
Loss from discontinued operations, net of tax	65	72
Depreciation	20,857	19,938
Amortization of deferred gain from asset sales	(3,151)	(3,163)
Amortization of deferred financing costs	563	633
Stock compensation expense	869	652
Deferred income taxes	(3,872)	719
Net loss from disposition of assets	116	2
Loss from asset impairment	1,183	—
Other	(44)	(22)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, prepaid expenses and other	(699)	6,428
Increase in merchandise inventories	(6,940)	(13,178)
Increase in accounts payable	262	18,122
(Decrease) increase in accrued expenses	(2,211)	6,385
(Decrease) increase in other long-term liabilities	(1,338)	466
Net cash provided by continuing operations	9,523	38,116
Net cash used in discontinued operations	(88)	(106)
Net cash provided by operating activities	9,435	38,010

Cash flows from investing activities:
Capital expenditures	(12,840)	(11,940)
Proceeds from dispositions of assets	2	—
Release of collateral investment	1,000	—
Net cash used in investing activities	(11,838)	(11,940)

Cash flows from financing activities:
Borrowings under line of credit agreements	590	524
Payments under line of credit agreements	(590)	(524)
Borrowings on trade payable program liability	46,181	42,722
Payments on trade payable program liability	(46,512)	(27,522)
Debt payments	(500)	(270)
Proceeds from stock issuance	164	195
Net cash (used in) provided by financing activities	(667)	15,125
Net (decrease) increase in cash and cash equivalents	(3,070)	41,195
Cash and cash equivalents at beginning of period	59,186	58,244
Cash and cash equivalents at end of period	$56,116	$99,439

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,430	$1,227
Cash received from income tax refunds	$51	$—
Cash paid for interest	$2,987	$2,940
Non-cash investing activities:
Accrued purchases of property and equipment	$1,055	$1,970

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements.” It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013. The results of operations for the thirteen weeks ended May 4, 2013 are not necessarily indicative of the operating results for the full fiscal year.

The consolidated financial statements presented herein are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of May 4, 2013 and for all periods presented have been made.  Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on reported totals for assets, liabilities, shareholders’ equity, cash flows or net income.

The Company’s fiscal year ends on the Saturday nearest to January 31.  Fiscal 2013, which ends February 1, 2014, is comprised of 52 weeks.  Fiscal 2012, which ended February 2, 2013, was comprised of 53 weeks.

The Company operated 763 store locations at May 4, 2013, of which 232 were owned and 531 were leased.

NOTE 2—NEW ACCOUNTING STANDARDS

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, companies are required to report significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements, and is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 3—MERCHANDISE INVENTORIES

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (“FIFO”) method of costing inventory had been used by the Company, inventory would have been $570.2 million and $565.8 million as of May 4, 2013 and February 2, 2013, respectively.

The Company’s inventory, consisting primarily of automotive tires, parts, and accessories, is used on vehicles typically having long lives. Because of this, and combined with the Company’s historical experience of returning excess inventory to the Company’s vendors for full credit, the risk of obsolescence is minimal. The Company establishes a reserve for excess inventory for instances where less than full credit will be received for such returns or where the Company anticipates items will be sold at retail prices that are less than recorded costs. The reserve is based on management’s judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where the

Company received less than full credit from vendors for product returns. The Company also provides for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program. The Company’s inventory adjustments for these matters were approximately $4.9 million and $4.6 million as of May 4, 2013 and February 2, 2013, respectively.

NOTE 4—WARRANTY RESERVE

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

The reserve for warranty cost activity for the thirteen weeks ended May 4, 2013 and the fifty-three weeks ended February 2, 2013 is as follows:

(dollar amounts in thousands)	May 4, 2013	February 2, 2013
Beginning balance	$864	$673

Additions related to current period sales	3,402	11,920

Warranty costs incurred in current period	(3,361)	(11,729)

Ending balance	$905	$864

NOTE 5—DEBT AND FINANCING ARRANGEMENTS

The following are the components of debt and financing arrangements:

(dollar amounts in thousands)	May 4, 2013	February 2, 2013
Senior Secured Term Loan, due October 2018	$199,500	$200,000
Revolving Credit Agreement, through July 2016	—	—
Long-term debt	199,500	200,000
Current maturities	(2,000)	(2,000)
Long-term debt less current maturities	$197,500	$198,000

The Company has a Revolving Credit Agreement (the “Agreement”) with available borrowings up to $300.0 million and a maturity of July 2016.  As of May 4, 2013, the Company had no borrowings outstanding under the Agreement and $34.7 million of availability was utilized to support outstanding letters of credit. Taking this into account and the borrowing base requirements (including reduction for amounts outstanding under the vendor financing program), as of May 4, 2013 there was $144.8 million of availability remaining under the Agreement.

The Company’s debt agreements require compliance with covenants. The most restrictive of these covenants, an earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement, is triggered if the Company’s availability under its Revolving Credit Agreement plus unrestricted cash drops below $50.0 million. As of May 4, 2013, the Company was in compliance with all financial covenants contained in its debt agreements.

The Company has a vendor financing program with availability up to $175.0 million which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by the Company directly from vendors. The Company, in turn, makes the regularly scheduled full vendor payments to the bank participants. There was an outstanding balance of $149.4 million and $149.7 million under the program as of May 4, 2013 and February 2, 2013, respectively.

Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt obligations and are considered a level 2 measure under the fair value hierarchy. The estimated fair value of long-term debt including current maturities was $202.2 million and $203.5 million as of May 4, 2013 and February 2, 2013, respectively.

NOTE 6—INCOME TAXES

The Company recognizes taxes payable for the current year, as well as deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company’s effective income tax rate differs from the U.S. statutory rate principally due to foreign taxes related to the Company’s Puerto Rico operations, state taxes, and certain other permanent tax items. The change in the rate for the thirteen weeks ended May 4, 2013 as compared to the thirteen weeks ended April 28, 2012 was primarily driven by a $3.8 million tax benefit due to non-expiring state hiring credits recorded in the first quarter of 2013, the cash benefit of which is not expected to be utilized within the next 12 months.

For income tax benefits related to uncertain tax positions to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. During the thirteen weeks ended May 4, 2013, there were no material changes to the Company’s liability for uncertain tax positions.

NOTE 7—EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for earnings from continuing operations and net earnings:

		Thirteen Weeks Ended
(dollar amounts in thousands, except per share amounts)		May 4, 2013	April 28, 2012
(a)	Earnings from continuing operations	$3,928	$1,134

	Loss from discontinued operations, net of tax	(65)	(72)

	Net earnings	$3,863	$1,062

(b)	Basic average number of common shares outstanding during period	53,388	53,071

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	603	878

(c)	Diluted average number of common shares assumed outstanding during period	53,991	53,949

	Basic earnings per share:
	Earnings from continuing operations (a/b)	$0.07	$0.02
	Discontinued operations, net of tax	—	—
	Basic earnings per share	$0.07	$0.02

	Diluted earnings per share:
	Earnings from continuing operations (a/c)	$0.07	$0.02
	Discontinued operations, net of tax	—	—
	Diluted earnings per share	$0.07	$0.02

As of May 4, 2013 and April 28, 2012, respectively, there were 2,946,000 and 2,654,000 outstanding options and restricted stock units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total number of such shares excluded from the diluted earnings per share calculation is 1,236,000 and 299,000 for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in accumulated other comprehensive loss for the thirteen weeks ended May 4, 2013, net of tax:

(dollar amounts in thousands)	Gains and Losses on Cash Flow Hedges
Beginning balance	$980

Other comprehensive income before reclassifications, net of $12 tax	(22)
Amounts reclassified from accumulated other comprehensive loss, net of $55 tax (a)	(91)
Net current-period other comprehensive income	(113)

Ending balance	$867

(a)              Reclassified amount increased interest expense.

NOTE 9—BENEFIT PLANS

The Company maintains a non-qualified defined contribution Supplemental Executive Retirement Plan (the “Account Plan”) for key employees designated by the Board of Directors. For fiscal 2013, contributions to the Account Plan are contingent upon meeting certain performance metrics. During the first quarter of fiscal 2013, contributions to the Account Plan were $0.3 million.  The Company also has a qualified 401(k) savings plan and a separate plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation under both savings plans.  During the first quarter of fiscal 2013, employer 401(k) contribution expense was $0.8 million.  The Company’s contributions to the Account Plan and the 401(k) plans for fiscal 2012 were contingent upon meeting certain performance metrics. The Company did not record any contribution expense for these plans in fiscal 2012.

In fiscal 2011, the Company began the process to terminate its defined benefit pension plan. During the fourth quarter of fiscal 2012, the Company contributed $14.1 million to fully fund the plan on a termination basis.  Accordingly, the Company has no ongoing pension expense, including in the first quarter of fiscal 2013.

Pension expense for the first quarter of fiscal 2012 was as follows:

Thirteen weeks ended
(dollar amounts in thousands)	April 28, 2012
Interest cost	$619
Expected return on plan assets	(704)
Amortization of net loss	566
Net periodic benefit cost	$481

NOTE 10—EQUITY COMPENSATION PLANS

The Company has stock-based compensation plans, under which it grants stock options and restricted stock units to key employees and members of its Board of Directors. The Company generally recognizes compensation expense on a straight-line basis over the vesting period.

STOCK OPTIONS

The following table summarizes options activity under the Company’s plans for the thirteen weeks ended May 4, 2013:

Number of Shares
Outstanding — beginning balance	1,678,593
Granted	308,963
Exercised	(3,418)
Forfeited	(3,331)
Expired	(9,855)
Outstanding — ending balance	1,970,952

In the first quarter of fiscal 2013, the Company granted approximately 309,000 stock options with a weighted average grant date fair value of $5.11 per unit.  These options have a seven-year term and vest over a three-year period with a third vesting on each of the first three anniversaries of their grant date. The compensation expense recorded during the thirteen weeks ended May 4, 2013 for the options granted was immaterial.  There were no options issued in the prior year first quarter.

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

The following are the weighted-average assumptions:

May 4, 2013
Dividend yield	0.0%
Expected volatility	52.5%
Risk-free interest rate range:
High	0.73%
Low	0.67%
Ranges of expected lives in years	4 - 5

RESTRICTED STOCK UNITS

Performance Based Awards

In the first quarter of fiscal 2013, the Company granted approximately 109,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves a return on invested capital target for fiscal 2015. The number of underlying shares that may be issued upon vesting will range from 0% to 150%, depending upon the Company achieving the financial targets in fiscal 2015. The fair value for these awards was $11.85 per unit at the date of the grant. The compensation expense recorded for these restricted stock units was immaterial during the thirteen weeks ended May 4, 2013.  There were no performance based award grants in the prior year first quarter.

Market Based Awards

In the first quarter of fiscal 2013, the Company granted approximately 55,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a total shareholder return target for the three-year period ending with fiscal 2015. The number of underlying shares that may become exercisable will range from 0% to 175% depending upon whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $13.41 per unit grant date fair value. The compensation expense recorded for these restricted stock units during the thirteen weeks ended May 4, 2013 was immaterial.  There were no market based award grants in the prior year first quarter.

Other Awards

The Company granted restricted stock units for officers’ deferred bonus matches under the Company’s non-qualified deferred compensation plan during the first quarter of fiscal 2013, which vest over a three-year period. The fair value of the award was $46,000 and the compensation expense recorded for these awards during the thirteen weeks ended May 4, 2013 was immaterial.

The following table summarizes the nonvested units’ activity under the Company’s plan for the thirteen weeks ended May 4, 2013, assuming maximum vesting of underlying shares for the performance and market based awards described above:

Number of Units
Beginning balance	796,600
Granted	272,342
Forfeited	(211,667)
Vested	(9,547)
Ending balance	847,728

NOTE 11—FAIR VALUE MEASUREMENTS AND DERIVATIVES

The Company’s fair value measurements consist of (a) financial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

The Company’s long-term investments and interest rate swap agreements are measured at fair value on a recurring basis. The information in the following paragraphs and tables primarily addresses matters relative to these assets and liabilities.

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

Derivative liability:

The Company has two interest rate swaps designated as cash flow hedges on $100.0 million of the Company’s Senior Secured Term Loan facility that expires in October 2018. The Company values these swaps using observable market data to discount projected cash flows and for credit risk adjustments. The inputs used to value derivatives fall within Level 2 of the fair value hierarchy.

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis:

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	May 4, 2013	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$56,116	$56,116	$—	$—
Collateral investments (1)	19,929	19,929	—	—
Deferred compensation assets (1)	3,974	—	3,974	—
Liabilities:
Other liabilities
Derivative liability (2)	1,388	—	1,388	—

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	February 2, 2013	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$59,186	$59,186	$—	$—
Collateral investments (1)	20,929	20,929	—	—
Deferred compensation assets (1)	3,834	—	3,834	—
Liabilities:
Other liabilities
Derivative liability (2)	1,567	—	1,567	—

(1) Included in other long-term assets.

(2) Included in other long-term liabilities.

The following represents the impact of fair value accounting for the Company’s derivative liability on its consolidated financial statements:

(dollar amounts in thousands)	Amount of Gain in Other Comprehensive Income (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion) (a)
Thirteen weeks ended May 4, 2013	$113	Interest expense	$(146)
Thirteen weeks ended April 28, 2012	$1,007	Interest expense	$(1,654)

(a) Represents the effective portion of the loss reclassified from accumulated other comprehensive loss.

The fair value of the derivative was $1.4 million and $1.6 million payable as of May 4, 2013 and February 2, 2013, respectively. Of the $0.2 million decrease in the fair value during the thirteen weeks ended May 4, 2013, $0.1 million, net of tax was recorded to accumulated other comprehensive loss on the consolidated balance sheet.

Non-financial assets measured at fair value on a non-recurring basis:

Certain assets are measured at fair value on a non-recurring basis, that is, the assets are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment. These measures of fair value, and related inputs, are considered level 2 measures under the fair value hierarchy. Measurements of assets held and used are discussed in Note 12, “Impairments”.

NOTE 12—IMPAIRMENTS

During the first quarter of fiscal 2013, the Company recorded a $1.2 million impairment charge related to 7 stores classified as held and used. Of the $1.2 million impairment charge, $0.2 million was charged to costs of merchandise sales, and $1.0 million was charged to costs of service revenue. The Company used a probability-weighted approach and estimates of expected future cash flows to determine the fair value of these stores. Discount and growth rate assumptions were derived from current economic conditions, management’s expectations and projected trends of current operating results. The remaining fair value of the impaired stores is approximately $0.4 million and is classified as a Level 2 or 3 measure within the fair value hierarchy.

NOTE 13—LEGAL MATTERS

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

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis explains the results of operations for the first quarter of fiscal 2013 and 2012 and significant developments affecting our financial condition as of May 4, 2013. This discussion and analysis should be read in conjunction with the consolidated interim financial statements and the notes to such consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Introduction

The Pep Boys—Manny, Moe & Jack and subsidiaries (the “Company”) has been the best place to shop and care for your car since it began operations in 1921. Over 19,000 associates are focused on delivering the best customer service in the automotive aftermarket to our customers across our 750+ locations located throughout the United States and Puerto Rico. Pep Boys satisfies all of a customer’s automotive needs through our unique offering of service, tires, parts and accessories.

Our stores are organized into a hub and spoke network consisting of Supercenters and Service & Tire Centers. Supercenters average approximately 20,000 square feet (our new Supercenter format is approximately 14,000 square feet) and combine do-it-for-me service labor, installed merchandise and tire offerings (“DIFM”) with do-it-yourself parts and accessories (“DIY”). Most of our Supercenters also have a commercial sales program that delivers parts, tires and equipment to automotive repair shops and dealers. Service & Tire Centers, which average approximately 6,000 square feet, provide DIFM services in neighborhood locations that are conveniently located where our customers live or work. Service & Tire Centers are designed to capture market share and leverage our existing Supercenters and support infrastructure. We also operate a handful of legacy DIY only Pep Express stores.

In the first quarter of 2013, we opened four Service & Tire Centers and two Supercenters. We also closed one Service & Tire Center. As of May 4, 2013, we operated 569 Supercenters, 188 Service & Tire Centers and six Pep Express stores located in 35 states and Puerto Rico.

EXECUTIVE SUMMARY

Net earnings for the first quarter of 2013 were $3.9 million, or $0.07 per share, as compared to $1.1 million, or $0.02 per share, reported for the first quarter of 2012. Current period net earnings include a $3.8 million tax benefit due to state hiring credits recorded in the first quarter of 2013. Earnings from continuing operations before income taxes and discontinued operations decreased by $1.7 million to $0.2 million in the first quarter of 2013 as compared to $1.9 million in the first quarter of 2012. This decrease was due to lower total gross margin, partially offset by increased revenues, lower selling, general and administrative expenses and reduced interest expense.

Total revenues increased for the first quarter of 2013 by 2.2%, or $11.6 million, as compared to the first quarter of 2012 due to a 1.0% increase in comparable store sales and the contribution from our non-comparable store locations. This increase in comparable store sales (sales generated by locations in operation during the same period of the prior year) was comprised of a 4.2% increase in comparable store service revenues and a 0.1% increase in comparable store merchandise sales.

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

In the short-term, however, various factors within the economy affect both our customers and our industry, including the impact of the recent recession, continued high unemployment and the restoration of payroll taxes back to previous levels.  Another macroeconomic factor affecting our customers and our industry is gasoline prices. Gasoline prices have not only increased to historical highs in recent years, but have also experienced significant spikes in prices during each year. We believe that these gasoline price trends challenged our customers’ spending relative to discretionary and deferrable purchases. In addition, gasoline prices impact miles driven which, in turn, impact sales of our services and non-discretionary products.  Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends may continue, nor can we predict to what degree these trends will affect us in the future.

Our primary response to fluctuations in customer demand is to adjust our product assortment, store staffing and advertising messages. We work continuously to make it easy for customers to choose us to do it for them and to expand our online efforts to make

Pep Boys the most convenient place to shop for all of their automotive needs. Our more focused customer-centered strategy to ensure that Pep Boys is the best place to shop and care for your car is beginning to take hold. In the first quarter of 2013, it led to increased customer traffic in our service center line of business.  We are optimistic that our efforts to build long lasting relationships with all of our customers, along with offering solutions for all of their automotive needs will yield consistent sales growth in all lines of business.

RESULTS OF OPERATIONS

The following discussion explains the material changes in our results of operations.

Analysis of Statement of Operations

Thirteen weeks ended May 4, 2013 vs. Thirteen weeks ended April 28, 2012

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	May 4, 2013 (Fiscal 2013)		April 28, 2012 (Fiscal 2012)		Favorable (Unfavorable)

Merchandise sales	77.8%		78.6%		1.2%
Service revenue (1)	22.2		21.4		6.0
Total revenues	100.0		100.0		2.2
Costs of merchandise sales (2)	71.2	(3)	70.5	(3)	(2.1)
Costs of service revenue (2)	98.7	(3)	94.5	(3)	(10.7)
Total costs of revenues	77.3		75.7		(4.4)
Gross profit from merchandise sales	28.8	(3)	29.5	(3)	(1.0)
Gross profit from service revenue	1.3	(3)	5.5	(3)	(74.9)
Total gross profit	22.7		24.3		(4.6)
Selling, general and administrative expenses	22.1		22.8		1.3
Net loss from dispositions of assets	—		—		—
Operating profit	0.7		1.5		(55.7)
Non-operating income	0.1		0.1		(19.6)
Interest expense	0.7		1.2		43.5
Earnings from continuing operations before income taxes	—		0.4		(88.4)
Income tax (benefit) expense	N/M	(4)	40.1	(4)	588.7
Earnings from continuing operations	0.7		0.2		246.2
Discontinued operations, net of tax	—		—		10.8
Net earnings	0.7		0.2		263.8

(1)	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.
(2)

Costs of merchandise sales include the cost of products sold, purchasing, warehousing and store occupancy costs. Costs of service revenue include service center payroll and related employee benefits and service center occupancy costs. Occupancy costs include utilities, rents, real estate and property taxes, repairs and maintenance and depreciation and amortization expenses.

(3)	As a percentage of related sales or revenue, as applicable.
(4)	As a percentage of earnings from continuing operations before income taxes. The percentage for the first quarter of 2013 is not meaningful.

Total revenues for the first quarter of 2013 increased by 2.2%, or $11.6 million, to $536.2 million from $524.6 million in the first quarter of 2012. Comparable store sales for the first quarter of 2013 increased 1.0% as compared to the first quarter of 2012. This increase in comparable store sales consisted of an increase of 4.2% in comparable store service revenue and an increase of 0.1% in comparable store merchandise sales. Total comparable store sales increased due to an increase in the average transaction amount per customer partially offset by lower customer counts. While our total revenues were favorably impacted by the opening of new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Non-comparable stores contributed an additional $6.4 million of total revenues in the first quarter of 2013 as compared to the first quarter of 2012.

Total merchandise sales increased 1.2%, or $4.8 million, to $417.2 million in the first quarter of fiscal 2013, compared to $412.3 million during the prior year quarter. Comparable store merchandise sales increased by 0.1%, or $0.5 million, primarily due to a higher average transaction amount per customer, offset by lower comparable store customer counts.  The increase was comprised of a 3.7% increase in merchandise sold through our service business offset by a 2.1% decrease in merchandise sold through our retail business. Non-comparable stores contributed an additional $4.3 million of merchandise sales during the quarter.

Total service revenue increased 6.0%, or $6.8 million, to $119.0 million in the first quarter of 2013 from the $112.3 million during the prior year quarter. Comparable store service revenue increased by 4.2%, or $4.7 million, primarily due to higher customer counts, as the average transaction amount per customer remained relatively flat. Non-comparable stores contributed an additional $2.1 million of service revenue.

In our retail business, we believe that the difficult macroeconomic conditions continued to impact our customers and led to the comparable store customer counts decline. The increase in the average transaction amount per customer resulted from higher selling prices.  In our service business, we believe the increase in comparable store customer counts was due to the strength of our service offering and the heavy promotion of oil changes.  However, this shift in service sales mix toward lower cost oil changes reduced the average transaction amount per service customer.  The promotion of these oil changes is designed to attract new service customers to Pep Boys in order to introduce them to our full service capabilities in order to satisfy their future needs.

Total gross profit decreased by $5.8 million, or 4.6%, to $121.8 million in the first quarter of 2013 from $127.7 million in the first quarter of 2012. Total gross profit margin decreased to 22.7% for the first quarter of 2013 from 24.3% for the first quarter of 2012. Excluding the impairment charge of $1.2 million in the first quarter of 2013, total gross profit margin decreased by 140 basis points to 22.9% for fiscal 2013 from 24.3% in fiscal 2012. This decrease in total gross profit margin was primarily due to higher payroll and related expenses of 90 basis points (up-front investment in our technicians to satisfy future customer traffic), lower product gross margins of 20 basis points (lower merchandise margins of 80 basis points due to increased promotional activity offset by a sales shift to higher margin service revenues) and higher occupancy costs (rent, utilities and depreciation) of 30 basis points.  In addition, the new Service & Tire Centers have a higher concentration of their sales in lower margin tires and oil changes, are leased facilities and are subject to a full payroll burden from their first day of operation. The Service & Tire Centers (exclusive of the impairment charge) reduced total margins by 180 basis points and 190 basis points in 2013 and 2012, respectively. While the new Service & Tire Centers had a negative impact on total gross profit margin, these Service & Tire Centers positively contributed to total gross profit in fiscal 2013.

Gross profit from merchandise sales decreased by $1.2 million, or 1.0%, to $120.3 million for the first quarter of 2013 from $121.5 million in the first quarter of 2012.  Gross profit margin from merchandise sales decreased to 28.8% for the first quarter of 2013 from 29.5% for the first quarter of 2012.  Excluding the impairment charge of $0.2 million in the first quarter of 2013, gross profit margin from merchandise sales decreased by 60 basis points to 28.9% for fiscal 2013 from 29.5% in fiscal 2012. The decrease in gross profit margin was primarily due to a decline in product gross margins of 70 basis points (increased promotional activity) partially offset by lower store occupancy costs of 16 basis points (lower depreciation expense).

Gross profit from service revenue decreased by $4.6 million, or 74.9%, to $1.5 million in the first quarter of 2013 from $6.2 million in the first quarter of 2012. Gross profit margin from service revenue decreased to 1.3% for the first quarter of 2013 from 5.5% for the prior year quarter. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials) and costs of service revenue includes the fully loaded service center payroll, and related employee benefits, and service center occupancy costs (rent, utilities and building maintenance).  Excluding the impairment charge of $1.0 million in the first quarter of 2013, gross profit margin from service revenue decreased by 330 basis points to 2.2% for fiscal 2013 from 5.5% in fiscal 2012. Excluding the impact of Service & Tire Centers (which reduced margins by 702 basis points and 712 basis points in 2013 and 2012, respectively) and the impairment charge, gross profit from service revenue decreased to 9.2% for the first quarter of 2013 from 12.6% for the first quarter of 2012. This decrease in gross profit of 340 basis points was primarily due to higher payroll and related expense of 175 basis points (up-front investment in our technicians to satisfy future customer traffic) and higher occupancy costs of 160 basis points (depreciation and utilities).

Selling, general and administrative expenses as a percentage of total revenues decreased to 22.1% for the first quarter of 2013 from 22.8% for the first quarter of 2012. Selling, general and administrative expenses decreased $1.5 million, or 1.3%, to $118.2 million in the first quarter of 2013 from $119.7 million in the prior year quarter primarily due to lower media expense of $2.5 million and lower merger related costs of $1.6 million, partially offset by higher legal and professional services costs of $1.6 million and higher credit card fees of $0.7 million.

Interest expense for the first quarter of 2013 was $3.7 million, a decrease of $2.8 million compared to the $6.5 million reported for the first quarter of 2012. The decrease in interest expense is due to the debt refinancing completed in the third quarter of 2012 which reduced the total debt outstanding by approximately $95.1 million and lowered the interest rate.

We reported an income tax benefit of $3.7 million for the first quarter of 2013 as compared to an expense of $0.8 million in the first quarter of 2012.  We recognized a $3.8 million tax benefit due to non-expiring state hiring credits recorded in the first quarter of 2013, the cash benefit of which is not expected to be utilized within the next 12 months. The annual rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported net earnings of $3.9 million in the first quarter of 2013 as compared to net earnings of $1.1 million in the prior year period. Our basic and diluted earnings per share were $0.07 for the first quarter of 2013 as compared to $0.02 for the first quarter of 2012.

INDUSTRY COMPARISON

We operate in the U.S. automotive aftermarket, which has two general lines of business: (1) the Service business, defined as Do-It-For-Me (service labor, installed merchandise and tires) and (2) the Retail business, defined as Do-It-Yourself (retail merchandise) and commercial. Generally, specialized automotive retailers focus on either the Service or Retail area of the business. We believe that operation in both the Service and Retail areas of the business positively differentiates us from most of our competitors. Although we manage our store performance at a store level in aggregation, we believe that the following presentation, which includes the reclassification of revenue from installed products from retail sales to service center revenue, shows an accurate comparison against competitors within the two sales arenas.  Our Service Center business competes in the Service area of the industry. We compete in the Retail area of the business through our retail sales floor and commercial sales business.

The following table presents the revenues and gross profit for each area of our business:

	Thirteen weeks ended
(dollar amounts in thousands)	May 4, 2013	April 28, 2012

Service Center Revenue (1)	$286,978	$271,089
Retail Sales (2)	249,195	253,515
Total revenues	$536,173	$524,604

Gross profit from Service Center Revenue (3)	$51,995	$53,888
Gross profit from Retail Sales (3)	69,845	73,764
Total gross profit	$121,840	$127,652

(1)	Includes revenues from installed products.
(2)	Excludes revenues from installed products.
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

CAPITAL AND LIQUIDITY

Our cash requirements arise principally from (1) the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, (2) debt service and (3) contractual obligations. Cash flows realized through the sales of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by operating activities was $9.4 million in the first quarter of 2013, as compared to $38.0 million in the prior year period. The $28.6 million decrease from the prior year period was due to an unfavorable change in operating assets and liabilities of $29.1 million, slightly offset by increased net earnings, net of non-cash adjustments of $0.6 million. The change in operating assets and liabilities was primarily due to an unfavorable change in accrued expenses and other current assets of $15.7 million; inventory, net of accounts payable, of $11.6 million; and other long-term liabilities of $1.8 million. The change in accrued expenses was primarily due to a decrease in employee payroll and related tax accruals of $16.5 million due to the timing of payments.

Taking into consideration changes in our trade payable program liability (shown as cash flows from financing activities on the consolidated statements of cash flows), cash used in accounts payable was $0.1 million in 2013 as compared to cash generated from accounts payable of $33.3 million for 2012. The ratio of accounts payable, including our trade payable program, to inventory was 60.9% as of May 4, 2013, 61.5% as of February 2, 2013, and 57.7% as of April 28, 2012.

Cash used in investing activities was $11.8 million in the first quarter of 2013 as compared to $11.9 million in the prior year period. Capital expenditures were $12.8 million and $11.9 million in the first quarter of 2013 and 2012, respectively. Capital expenditures for the first quarter of 2013, in addition to our regularly scheduled store, distribution center improvements and information technology enhancements, included the addition of four new Service & Tire Centers and two new Supercenters. Capital expenditures for the first quarter of 2012 included the addition of four new Service & Tire Centers. During the first quarter of 2013, we received $1.0 million of previously posted collateral for retained liabilities related to existing insurance programs.

Our targeted capital expenditures for fiscal 2013 are $65.0 million. Our fiscal 2013 capital expenditures include the addition of approximately 38 new locations, the conversion of 15 Supercenters into Superhubs, the addition of 50 Speed Shops to existing Supercenters and required expenditures for our existing stores, offices and distribution centers. These expenditures are expected to be funded by cash on hand and net cash generated from operating activities. Additional capacity, if needed, exists under our existing line of credit.

In the first quarter of 2013, cash used in financing activities was $0.7 million, as compared to cash provided by financing activities of $15.1 million in the prior year period. The cash used in financing activities in the first quarter of 2013 was primarily related to principal payments of $0.5 million on our Term Loan. The cash provided by financing activities in the first quarter of 2012 was primarily related to $15.2 million of net borrowings on our trade payable program. The trade payable program is funded by various bank participants who have the ability, but not the obligation, to purchase, directly from our vendors, account receivables owed by Pep Boys. As of May 4, 2013 and February 2, 2013, we had an outstanding balance of $149.4 million and $149.7 million, respectively (classified as trade payable program liability on the consolidated balance sheet).

We anticipate that cash on hand and cash generated by operating activities will exceed our expected cash requirements in fiscal 2013. In addition, we expect to have excess availability under our existing revolving credit agreement during the entirety of fiscal 2013. As of May 4, 2013, we had zero drawn on our revolving credit facility and maintained undrawn availability of $144.8 million.

Our working capital was $138.1 million and $126.5 million as of May 4, 2013 and February 2, 2013, respectively. Our total debt, net of cash on hand, as a percentage of our net capitalization, was 20.9% and 20.8% as of May 4, 2013 and February 2, 2013, respectively.

NEW ACCOUNTING STANDARDS

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, companies are required to report significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements, and is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, share-based compensation, risk participation agreements, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to “Critical Accounting Policies and Estimates” as reported in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. The words “guidance,” “expect,” “anticipate,” “estimates,” “targets,”  “forecasts” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include management’s expectations regarding implementation of its long-term strategic plan, future financial performance, automotive aftermarket trends, levels of competition, business development activities, future capital expenditures, financing sources and availability and the effects of regulation and litigation. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. Our actual results may differ materially from the results discussed in the forward-looking statements due to factors beyond our control, including the strength of the national and regional economies, retail and commercial consumers’ ability to spend, the health of the various sectors of the automotive aftermarket, the weather in geographical regions with a high concentration of our stores, competitive pricing, the location and number of competitors’ stores, product and labor costs and the additional factors described in our filings with the Securities and Exchange Commission (SEC). We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is due to changes in interest rates. Pursuant to the terms of our Revolving Credit Agreement, changes in daily LIBOR could affect the rates at which we could borrow funds thereunder. At May 4, 2013 we had no borrowings under this facility. Additionally, we have a $200.0 million Term Loan that bears interest at LIBOR, with a floor of 1.25%, plus 3.75%.

We have two interest rate swaps for a notional amount of $50.0 million each, which are designated as a cash flow hedge on the first $100.0 million our Term Loan. We record the effective portion of the change in fair value through accumulated other comprehensive loss.

The fair value of the derivative was $1.4 million and $1.6 million payable at May 4, 2013 and February 2, 2013, respectively. Of the $0.2 million decrease in the fair value during the thirteen weeks ended May 4, 2013, $0.1 million net of tax was recorded to accumulated other comprehensive loss on the consolidated balance sheet.

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

ITEM 1A RISK FACTORS

There have been no changes to the risks described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

ITEM 2  UNREGRISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  MINE SAFETY DISCLOSURES

None.

ITEM 5  OTHER INFORMATION

None.

ITEM 6  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.22	The Pep Boys Savings Plan—Puerto Rico — Amendment 2012 -1

101.INS (1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

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

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date:	June 11, 2013	by:	/s/ David R. Stern

David R. Stern
Executive Vice President - Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.22	The Pep Boys Savings Plan—Puerto Rico — Amendment 2012 -1

101.INS (1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

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