Form 10-Q
period 2013-08-03
PEP BOYS MANNY MOE & JACK
filed 2013-09-10
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 3, 2013

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

As of August 31, 2013, there were 53,096,561 shares of the registrant’s Common Stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1  CONSOLIDATED FINANCIAL STATEMENTS

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

(unaudited)

	August 3, 2013	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$64,885	$59,186
Accounts receivable, less allowance for uncollectible accounts of $1,211 and $1,302	25,386	23,897
Merchandise inventories	649,832	641,208
Prepaid expenses	21,696	28,908
Other current assets	56,199	60,438
Total current assets	817,998	813,637

Property and equipment, net of accumulated depreciation of $1,197,253 and $1,162,909	638,727	657,270
Goodwill	46,917	46,917
Deferred income taxes	41,447	47,691
Other long-term assets	38,240	38,434
Total assets	$1,583,329	$1,603,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$226,684	$244,696
Trade payable program liability	149,357	149,718
Accrued expenses	231,580	232,277
Deferred income taxes	55,236	58,441
Current maturities of long-term debt	2,000	2,000
Total current liabilities	664,857	687,132

Long-term debt less current maturities	197,000	198,000
Other long-term liabilities	50,960	53,818
Deferred gain from asset sales	121,125	127,427
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	295,882	295,679
Retained earnings	438,035	430,148
Accumulated other comprehensive income (loss)	711	(980)
Treasury stock, at cost — 15,417,020 shares and 15,431,298 shares	(253,798)	(255,832)
Total stockholders’ equity	549,387	537,572
Total liabilities and stockholders’ equity	$1,583,329	$1,603,949

See notes to consolidated financial statements.

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(dollar amounts in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Merchandise sales	$412,317	$413,380	$829,467	$825,712
Service revenue	115,302	112,291	234,325	224,563
Total revenues	527,619	525,671	1,063,792	1,050,275
Costs of merchandise sales	273,764	288,051	570,638	578,907
Costs of service revenue	115,147	107,019	232,605	213,115
Total costs of revenues	388,911	395,070	803,243	792,022
Gross profit from merchandise sales	138,553	125,329	258,829	246,805
Gross profit from service revenue	155	5,272	1,720	11,448
Total gross profit	138,708	130,601	260,549	258,253
Selling, general and administrative expenses	120,929	114,277	239,133	233,987
Net loss from dispositions of assets	(31)	(9)	(147)	(11)
Operating profit	17,748	16,315	21,269	24,255
Merger termination fees, net	—	42,955	—	42,955
Other income	466	521	844	991
Interest expense	3,562	6,427	7,242	12,943
Earnings from continuing operations before income taxes and discontinued operations	14,652	53,364	14,871	55,258
Income tax expense	9,273	20,330	5,565	21,090
Earnings from continuing operations before discontinued operations	5,379	33,034	9,306	34,168
(Loss) income from discontinued operations, net of tax	(11)	14	(75)	(58)
Net earnings	5,368	33,048	9,231	34,110

Basic earnings per share:
Earnings from continuing operations before discontinued operations	$0.10	$0.62	$0.17	$0.64
Discontinued operations, net of tax	—	—	—	—
Basic earnings per share	$0.10	$0.62	$0.17	$0.64

Diluted earnings per share:
Earnings from continuing operations before discontinued operations	$0.10	$0.61	$0.17	$0.63
Discontinued operations, net of tax	—	—	—	—
Diluted earnings per share	$0.10	$0.61	$0.17	$0.63

Other comprehensive income:
Defined benefit plan adjustment, net of tax	—	354	—	708
Derivative financial instruments adjustment, net of tax	1,578	910	1,691	1,930
Other comprehensive income	1,578	1,264	1,691	2,638
Comprehensive income	$6,946	$34,312	$10,922	$36,748

See notes to consolidated financial statements.

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	Twenty-six weeks ended
	August 3, 2013	July 28, 2012
Cash flows from operating activities:
Net earnings	$9,231	$34,110
Adjustments to reconcile net earnings to net cash provided by continuing operations:
Loss from discontinued operations, net of tax	75	58
Depreciation	40,185	39,309
Amortization of deferred gain from asset sales	(6,302)	(6,302)
Amortization of deferred financing costs	1,302	1,268
Stock compensation expense	1,660	1,043
Deferred income taxes	1,825	20,485
Net loss from disposition of assets	147	11
Loss from asset impairment	2,849	—
Other	(269)	(8)
Changes in operating assets and liabilities:
Decrease in accounts receivable, prepaid expenses and other	9,647	10,180
Increase in merchandise inventories	(8,624)	(12,419)
(Decrease) increase in accounts payable	(18,611)	2,810
Decrease in accrued expenses	(696)	(2,451)
Decrease in other long-term liabilities	(1,100)	(552)
Net cash provided by continuing operations	31,319	87,542
Net cash used in discontinued operations	(121)	(92)
Net cash provided by operating activities	31,198	87,450

Cash flows from investing activities:
Capital expenditures	(24,502)	(26,347)
Proceeds from dispositions of assets	18	—
Release of collateral investment	1,000	—
Net cash used in investing activities	(23,484)	(26,347)

Cash flows from financing activities:
Borrowings under line of credit agreements	1,354	1,106
Payments under line of credit agreements	(1,354)	(931)
Borrowings on trade payable program liability	80,690	80,836
Payments on trade payable program liability	(81,051)	(50,304)
Debt payments	(1,000)	(539)
Proceeds from stock issuance	592	1,318
Repurchase of common stock	(1,246)	—
Net cash (used in) provided by financing activities	(2,015)	31,486
Net increase in cash and cash equivalents	5,699	92,589
Cash and cash equivalents at beginning of period	59,186	58,244
Cash and cash equivalents at end of period	$64,885	$150,833

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,288	$1,705
Cash received from income tax refunds	$51	$—
Cash paid for interest	$6,108	$11,449
Non-cash investing activities:
Accrued purchases of property and equipment	$2,031	$632

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—BASIS OF PRESENTATION

The Pep Boys — Manny, Moe & Jack and subsidiaries’ (the “Company”) consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the Company’s financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, costs and expenses, as well as the disclosure of contingent assets and liabilities and other related disclosures. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of the Company’s assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and the Company includes any revisions to its estimates in the results for the period in which the actual amounts become known.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements.” It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013. The results of operations for the twenty-six weeks ended August 3, 2013 are not necessarily indicative of the operating results for the full fiscal year.

The consolidated financial statements presented herein are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of August 3, 2013 and for all periods presented have been made.  Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on reported totals for assets, liabilities, shareholders’ equity, cash flows or net income.

The Company’s fiscal year ends on the Saturday nearest to January 31.  Fiscal 2013, which ends February 1, 2014, is comprised of 52 weeks.  Fiscal 2012, which ended February 2, 2013, was comprised of 53 weeks.  In the second quarter of fiscal 2012, the Company recorded, on a pre-tax basis, merger settlement proceeds, net of costs, of $43.0 million.  The Company operated 769 store locations at August 3, 2013, of which 231 were owned and 538 were leased.

NOTE 2—NEW ACCOUNTING STANDARDS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 states that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, if available at the reporting date under the applicable tax law to settle any additional income taxes that would result from the disallowance of a tax position.  If the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, companies are required to report significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements, and is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

NOTE 3—MERCHANDISE INVENTORIES

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (“FIFO”) method of costing inventory had been used by the Company, inventory would have been $567.4 million and $565.8 million as of August 3, 2013 and February 2, 2013, respectively.

The Company’s inventory, consisting primarily of automotive tires, parts, and accessories, is used on vehicles typically having long lives. Because of this, and combined with the Company’s historical experience of returning excess inventory to the Company’s vendors for full credit, the risk of obsolescence is minimal. The Company establishes a reserve for excess inventory for instances where less than full credit will be received for such returns or where the Company anticipates items will be sold at retail prices that are less than recorded costs. The reserve is based on management’s judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where the Company received less than full credit from vendors for product returns. The Company also provides for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program. The Company’s inventory adjustments for these matters were approximately $5.4 million and $4.6 million as of August 3, 2013 and February 2, 2013, respectively.

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

The reserve for warranty cost activity for the twenty-six weeks ended August 3, 2013 and the fifty-three weeks ended February 2, 2013 is as follows:

(dollar amounts in thousands)	August 3, 2013	February 2, 2013
Beginning balance	$864	$673

Additions related to current period sales	6,847	11,920

Warranty costs incurred in current period	(6,806)	(11,729)

Ending balance	$905	$864

NOTE 5—DEBT AND FINANCING ARRANGEMENTS

The following are the components of debt and financing arrangements:

(dollar amounts in thousands)	August 3, 2013	February 2, 2013
Senior Secured Term Loan, due October 2018	$199,000	$200,000
Revolving Credit Agreement, through July 2016	—	—
Long-term debt	199,000	200,000
Current maturities	(2,000)	(2,000)
Long-term debt less current maturities	$197,000	$198,000

The Company has a Revolving Credit Agreement (the “Agreement”) with available borrowings up to $300.0 million and a maturity of July 2016.  As of August 3, 2013, the Company had no borrowings outstanding under the Agreement and $42.1 million of availability was utilized to support outstanding letters of credit. Taking this into account and the borrowing base requirements (including reduction for amounts outstanding under the vendor financing program), as of August 3, 2013 there was $135.9 million of availability remaining under the Agreement.

The Company’s debt agreements require compliance with covenants. The most restrictive of these covenants, an earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement, is triggered if the Company’s availability under its Revolving Credit Agreement plus unrestricted cash drops below $50.0 million. As of August 3, 2013, the Company was in compliance with all financial covenants contained in its debt agreements.

The Company has a vendor financing program with availability up to $200.0 million which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by the Company directly from vendors. The Company, in turn, makes the regularly scheduled full vendor payments to the bank participants. There was an outstanding balance of $149.4 million and $149.7 million under the program as of August 3, 2013 and February 2, 2013, respectively.

Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt obligations and are considered a level 2 measure under the fair value hierarchy. The estimated fair value of long-term debt including current maturities was $200.2 million and $203.5 million as of August 3, 2013 and February 2, 2013, respectively.

NOTE 6—INCOME TAXES

The Company recognizes taxes payable for the current year, as well as deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company’s effective income tax rate differs from the U.S. statutory rate principally due to foreign taxes related to the Company’s Puerto Rico operations, state taxes, and certain other permanent tax items. The effective tax rate of 63.3% for the thirteen weeks ended August 3, 2013 increased by 25.2% from the 38.1% recorded in the corresponding period of the prior year.  The current period income tax expense includes a $2.5 million charge primarily due to recording a valuation allowance against state hiring credits as a result of tax law changes.

For the twenty-six weeks ended August 3, 2013 and July 28, 2012, the effective tax rate was 37.4% and 38.2%, respectively.  In the second quarter of 2013, the Company reduced the benefit of the $3.8 million of state hiring credits recorded in the first quarter of 2013 by $2.5 million primarily due to the tax law changes noted above.

For income tax benefits related to uncertain tax positions to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. During the twenty-six weeks ended August 3, 2013, there were no material changes to the Company’s liability for uncertain tax positions.

NOTE 7—EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for earnings from continuing operations and net earnings:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(dollar amounts in thousands, except per share amounts)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012

(a) Earnings from continuing operations	$5,379	$33,034	$9,306	$34,168

(Loss) income from discontinued operations, net of tax	(11)	14	(75)	(58)

Net earnings	$5,368	$33,048	$9,231	$34,110

(b) Basic average number of common shares outstanding during period	53,392	53,146	53,388	53,110

Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	578	651	591	765

(c) Diluted average number of common shares assumed outstanding during period	53,970	53,797	53,979	53,875

Basic earnings per share:
Earnings from continuing operations (a/b)	$0.10	$0.62	$0.17	$0.64
Discontinued operations, net of tax	—	—	—	—
Basic earnings per share	$0.10	$0.62	$0.17	$0.64

Diluted earnings per share:
Earnings from continuing operations (a/c)	$0.10	$0.61	$0.17	$0.63
Discontinued operations, net of tax	—	—	—	—
Diluted earnings per share	$0.10	$0.61	$0.17	$0.63

As of August 3, 2013 and July 28, 2012, respectively, there were 2,742,000 and 2,382,000 outstanding options and restricted stock units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total number of such shares excluded from the diluted earnings per share calculation is 972,000 and 706,000 for the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively.  The total number of such shares excluded from the diluted earnings per share calculation is 1,104,000 and 503,000 for the twenty-six weeks ended August 3, 2013 and July 28, 2012.

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) for the thirteen and twenty-six weeks ended August 3, 2013, net of tax:

	Gains on Cash Flow Hedges
	Thirteen weeks ended	Twenty-six weeks ended
(dollar amounts in thousands)	August 3, 2013	August 3, 2013
Beginning balance	$(867)	$(980)

Other comprehensive income before reclassifications, net of $889 and $901 tax	1,481	1,503
Amounts reclassified from accumulated other comprehensive income (loss), net of $58 and $113 tax (a)	97	188
Net current-period other comprehensive income	1,578	1,691

Ending balance	$711	$711

(a)  Reclassified amount increased interest expense.

NOTE 9—BENEFIT PLANS

The Company maintains a non-qualified defined contribution supplemental executive retirement plan (the “Account Plan”) for key employees designated by the Board of Directors. For fiscal 2013, contributions to the Account Plan are contingent upon meeting certain performance metrics. During the first half of fiscal 2013, contribution expense to the Account Plan was $0.6 million.  The Company also has a qualified 401(k) savings plan and a separate plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation under both savings plans.  During the first half of fiscal 2013, employer 401(k) contribution expense was $1.8 million.  For fiscal 2012, the Company’s contributions to the Account Plan and the 401(k) plans were contingent upon meeting certain performance metrics. The Company did not record any contribution expense for these plans in fiscal 2012.

In fiscal 2011, the Company began the process to terminate its defined benefit pension plan. During the fourth quarter of fiscal 2012, the Company contributed $14.1 million to fully fund the plan on a termination basis.  Accordingly, the Company has no ongoing pension expense, including in the first half of fiscal 2013.

Pension expense for the first half of fiscal 2012 was as follows:

Twenty-six weeks ended
(dollar amounts in thousands)	July 28, 2012
Interest cost	$1,238
Expected return on plan assets	(1,408)
Amortization of net loss	1,133
Net periodic benefit cost	$963

NOTE 10—STOCKHOLDERS’ EQUITY

On December 12, 2012, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s common stock to be made from time to time in the open market or in privately negotiated transactions, with no expiration date. During the second quarter and first half of fiscal 2013, the Company repurchased 107,000 shares of common stock for $1.2 million. The repurchased shares are included in the Company’s treasury stock.

NOTE 11—EQUITY COMPENSATION PLANS

The Company has stock-based compensation plans, under which it grants stock options and restricted stock units to key employees and members of its Board of Directors. The Company generally recognizes compensation expense on a straight-line basis over the vesting period.

STOCK OPTIONS

The following table summarizes options activity under the Company’s plans for the twenty-six weeks ended August 3, 2013:

Number of Shares
Outstanding — beginning balance	1,678,593
Granted	308,963
Exercised	(40,830)
Forfeited	(34,486)
Expired	(34,537)
Outstanding — ending balance	1,877,703

In the first half of fiscal 2013, the Company granted approximately 309,000 stock options with a weighted average grant date fair value of $5.11 per unit.  These options have a seven-year term and vest over a three-year period with a third vesting on each of the first three anniversaries of their grant date.  The compensation expense recorded during the thirteen and twenty-six weeks ended August 3, 2013 for the options grants was immaterial.  There were no options granted in the first half of the prior year.

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

The following are the weighted-average assumptions:

August 3, 2013
Dividend yield	0.0%
Expected volatility	52.5%
Risk-free interest rate range:
High	0.73%
Low	0.67%
Ranges of expected lives in years	4-5

RESTRICTED STOCK UNITS

Performance Based Awards

In the first half of fiscal 2013, the Company granted approximately 109,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves a return on invested capital target for fiscal 2015. The number of underlying shares that may be issued upon vesting will range from 0% to 150%, depending upon the Company achieving the financial targets in fiscal 2015. The fair value for these awards was $11.85 per unit at the date of the grant. The compensation expense recorded for these restricted stock units was immaterial during the thirteen and twenty-six weeks ended August 3, 2013.  There were no performance based awards granted in the first half of the prior year.

Market Based Awards

In the first half of fiscal 2013, the Company granted approximately 55,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a total shareholder return target for the three-year period ending with fiscal 2015. The number of underlying shares that may become exercisable will range from 0% to 175% depending upon whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $13.41 per unit grant date fair value. The compensation expense recorded for these restricted stock units during the thirteen and twenty-six weeks ended August 3, 2013 was immaterial.  There were no market based awards granted in the first half of the prior year.

Other Awards

The Company granted restricted stock units for officers’ deferred bonus matches under the Company’s non-qualified deferred compensation plan during the first half of fiscal 2013, which vest over a three-year period. The fair value of the awards was $46,000 and the compensation expense recorded for these awards during the thirteen and twenty-six weeks ended August 3, 2013 was immaterial.

In the second quarter of fiscal 2013, the Company granted approximately 54,000 restricted stock units to its non-employee directors of the board, which vest over a one year period with a quarter vesting on each of the first four quarters following their grant date. The fair value was $12.05 per unit and the compensation expense recorded for these restricted stock units during the thirteen weeks and twenty-six weeks ended August 3, 2013 was immaterial. There were no restricted stock units granted to its non-employee directors of the board in the first half of the prior year.

The following table summarizes the nonvested units’ activity under the Company’s plan for the twenty-six weeks ended August 3, 2013, assuming maximum vesting of underlying shares for the performance and market based awards described above:

Number of Units
Beginning balance	796,600
Granted	326,491
Forfeited	(240,730)
Vested	(18,394)
Ending balance	863,967

NOTE 12—FAIR VALUE MEASUREMENTS AND DERIVATIVES

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis:

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	August 3, 2013	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$64,885	$64,885	$—	$—
Collateral investments (1)	19,929	19,929	—	—
Deferred compensation assets (1)	4,104	—	4,104	—
Derivative asset (1)	1,137	—	1,137	—

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	February 2, 2013	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$59,186	$59,186	$—	$—
Collateral investments (1)	20,929	20,929	—	—
Deferred compensation assets (1)	3,834	—	3,834	—
Liabilities:
Derivative liability (2)	1,567	—	1,567	—

(1) Included in other long-term assets.

(2) Included in other long-term liabilities.

The following represents the impact of fair value accounting for the Company’s derivative liability on its consolidated financial statements:

(dollar amounts in thousands)	Amount of Gain in Other Comprehensive Income (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion) (a)
Thirteen weeks ended August 3, 2013	$1,578	Interest expense	$(155)
Thirteen weeks ended July 28, 2012	$897	Interest expense	$(1,685)

Twenty-six weeks ended August 3, 2013	$1,691	Interest expense	$(301)
Twenty-six weeks ended July 28, 2012	$1,904	Interest expense	$(3,339)

(a) Represents the effective portion of the loss reclassified from accumulated other comprehensive loss.

The fair value of the derivative was a $1.1 million asset and a $1.6 million payable as of August 3, 2013 and February 2, 2013, respectively. Of the $2.7 million increase in the fair value during the twenty-six weeks ended August 3, 2013, $1.7 million, net of tax, was recorded to accumulated other comprehensive income on the consolidated balance sheet.

Non-financial assets measured at fair value on a non-recurring basis:

Certain assets are measured at fair value on a non-recurring basis, that is, the assets are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment. These measures of fair value, and related inputs, are considered level 2 or 3 measures under the fair value hierarchy. Measurements of assets held and used are discussed in Note 13, “Impairments”.

NOTE 13—IMPAIRMENTS

During the second quarter of fiscal 2013, the Company recorded a $1.7 million impairment charge related to 11 stores classified as held and used. Of the $1.7 million impairment charge, $0.4 million was charged to costs of merchandise sales, and $1.3 million was charged to costs of service revenue. The Company used a probability-weighted approach and estimates of expected future cash flows to determine the fair value of these stores. Discount and growth rate assumptions were derived from current economic conditions, management’s expectations and projected trends of current operating results. The remaining fair value of the impaired stores is approximately $0.7 million and is classified as a Level 2 or 3 measure within the fair value hierarchy.

NOTE 14—LEGAL MATTERS

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

NOTE 15—SUBSEQUENT EVENTS

On September 6, 2013, the Company paid $10.1 million to purchase 17 Service & Tire Centers located in Southern California from AKH Company, Inc., which had operated under the name Discount Tire Centers.  This acquisition was financed using cash on hand.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis explains the results of operations for the second quarter and first half of fiscal 2013 and 2012 and significant developments affecting our financial condition as of August 3, 2013. This discussion and analysis should be read in conjunction with the consolidated interim financial statements and the notes to such consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Introduction

The Pep Boys—Manny, Moe & Jack and subsidiaries (the “Company”) has been the best place to shop and care for your car since it began operations in 1921. Approximately 19,000 associates are focused on delivering the best customer service in the automotive aftermarket to our customers across our 750+ locations throughout the United States and Puerto Rico. Pep Boys satisfies all of a customer’s automotive needs through our unique offering of service, tires, parts and accessories.

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

In the first half of 2013, we opened nine Service & Tire Centers and four Supercenters. We also closed one Service & Tire Center and one Supercenter. As of August 3, 2013, we operated 570 Supercenters, 193 Service & Tire Centers and six Pep Express stores located in 35 states and Puerto Rico. Subsequent to quarter end, the Company acquired 17 Service & Tire Centers in Southern California bringing our total to 211, including one Service & Tire Center opened subsequent to the second quarter.

EXECUTIVE SUMMARY

Net earnings for the second quarter of 2013 were $5.4 million, or $0.10 per share, as compared to $33.0 million, or $0.61 per share, for the second quarter of 2012. Current period net earnings include a $2.5 million income tax expense primarily due to recording a valuation allowance against state hiring credits as a result of tax law changes. The prior year period net earnings included, on a pre-tax basis, $43.0 million of merger termination fees, net of expenses. Operating profit increased by $1.4 million, or 9%, to $17.7 million in the second quarter of 2013 as compared to $16.3 million in the second quarter of 2012 primarily due to higher total gross profit, partially offset by increased selling, general and administrative expenses. Excluding a $1.7 million asset impairment charge in fiscal 2013, and a $0.7 million severance charge and the reclassification of $1.5 million of merger related costs in fiscal 2012, operating profit for the second quarter of 2013 increased by $3.9 million, or 25%, to $19.4 million as compared to $15.5 million for the second quarter of fiscal 2012.

Total revenues increased for the second quarter of 2013 by 0.4%, or $1.9 million, as compared to the second quarter of 2012 as a result of the contribution from our non-comparable store locations, offset by a 1.3% decrease in comparable store sales. The decline in comparable store sales (sales generated by locations in operation during the same period of the prior year) were comprised of a 0.2% increase in comparable store service revenues and a 1.7% decrease in comparable store merchandise sales, primarily due to lower tire sales. However, margin dollars from tire sales increased despite the sales decline.

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

In the short-term, however, various factors within the economy affect both our customers and our industry, including the impact of the recent recession, continued high unemployment and the restoration of payroll taxes back to previous levels.  Another macroeconomic factor affecting our customers and our industry is gasoline prices. Gasoline prices have not only increased to historical highs in recent years, but have also experienced significant spikes in prices during each year. We believe that these gasoline price trends challenge our customers’ spending relative to discretionary and deferrable purchases. In addition, gasoline prices impact miles driven which, in turn, impact sales of our services and non-discretionary products.  Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends may continue, nor can we predict to what degree these trends will affect us in the future.

Our primary response to fluctuations in customer demand is to adjust our product assortment, store staffing and advertising messages. We work continuously to make it easy for customers to choose us to do it for them and to expand our online efforts to make Pep Boys the most convenient place to shop for all of their automotive needs. Our more focused customer-centered strategy to ensure that Pep Boys is the best place to shop and care for your car is beginning to take hold. Through the first half of fiscal 2013, it has led to increased customer traffic in our service center line of business.  We are optimistic that our efforts to build long lasting relationships with all of our customers, along with offering solutions for all of their automotive needs will yield consistent sales growth in all lines of business.

RESULTS OF OPERATIONS

The following discussion explains the material changes in our results of operations.

Analysis of Statement of Operations

Thirteen weeks ended August 3, 2013 vs. Thirteen weeks ended July 28, 2012

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	August, 2013 (Fiscal 2013)		July 28, 2012 (Fiscal 2012)		Favorable (Unfavorable)

Merchandise sales	78.2%		78.6%		(0.3)%
Service revenue (1)	21.8		21.4		2.7
Total revenues	100.0		100.0		0.4
Costs of merchandise sales (2)	66.4	(3)	69.7	(3)	5.0
Costs of service revenue (2)	99.9	(3)	95.3	(3)	(7.6)
Total costs of revenues	73.7		75.2		1.6
Gross profit from merchandise sales	33.6	(3)	30.3	(3)	10.6
Gross profit from service revenue	0.1	(3)	4.7	(3)	(97.1)
Total gross profit	26.3		24.8		6.2
Selling, general and administrative expenses	22.9		21.7		(5.8)
Net loss from dispositions of assets	—		—		(240.5)
Operating profit	3.4		3.1		8.8
Merger termination fees, net	—		8.2		(100.0)
Other income	0.1		0.1		(10.7)
Interest expense	0.7		1.2		44.6
Earnings from continuing operations before income taxes	2.8		10.2		(72.6)
Income tax expense	63.3	(4)	38.1	(4)	54.4
Earnings from continuing operations	1.0		6.3		(83.7)
Discontinued operations, net of tax	—		—		173.9
Net earnings	1.0		6.3		(83.7)

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

Total revenues for the second quarter of 2013 increased by 0.4%, or $1.9 million, to $527.6 million from $525.7 million in the second quarter of 2012. Comparable store sales for the second quarter of 2013 decreased 1.3% as compared to the second quarter of 2012. This decrease in comparable store sales consisted of an increase of 0.2% in comparable store service revenue and a decrease of 1.7% in comparable store merchandise sales, primarily due to lower tire sales. Excluding tires sold through our service business, total comparable store sales were flat. While our total revenues were favorably impacted by the opening of new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Non-comparable stores contributed an additional $8.9 million of revenues in the second quarter of 2013 as compared to the second quarter of 2012.

Total merchandise sales for the second quarter of 2013 decreased 0.3%, or $1.1 million, to $412.3 million from $413.4 million for the second quarter of 2012. Comparable store merchandise sales decreased by 1.7%, or $7.2 million, mostly offset by a $6.1 million contribution from our non-comparable store locations. Comparable store merchandise sales decreased primarily due to lower tire sales.  Excluding the impact of tires sold through our service business, comparable store merchandise sales were flat. Merchandise sold through our retail business declined by 2.6% which was entirely offset by an 8.5% increase in non-tire merchandise sold through our service business. For the retail business and our tire category, we believe that the difficult macroeconomic conditions continued to impact our customers and led to comparable store customer count declines. In our service business (excluding tires), comparable store customer counts increased due to the strength of our repair and maintenance service offerings and the heavy promotion of oil changes.  The promotion of these oil changes is designed to attract new service customers to Pep Boys to introduce them to our full service capabilities in order to satisfy their future needs.

Total service revenue for the second quarter of 2013 increased 2.7%, or $3.0 million, to $115.3 million from $112.3 million for the second quarter of 2012 primarily due to a $2.7 million contribution from our non-comparable store locations combined with a slight increase in comparable store revenue.

Total gross profit for the second quarter of 2013 increased by $8.1 million, or 6.2%, to $138.7 million from $130.6 million for the second quarter of 2012. Total gross profit margin increased to 26.3% for the second quarter of 2013 from 24.8% for the second quarter of 2012. Excluding the impairment charge of $1.7 million in the second quarter of 2013, total gross profit margin increased by 180 basis points period over period. This increase in total gross profit margin was primarily due to higher product gross margins of 270 basis points, partially offset by higher payroll and related expenses of 80 basis points. The increase in product gross margins was primarily due to improved tire margins driven by reduction in costs, increased retail and service product (non-tire) margins related to increased selling prices and a shift in sales mix to higher margin products.

Gross profit from merchandise sales for the second quarter of 2013 increased by $13.2 million, or 10.6%, to $138.6 million from $125.3 million for the second quarter of 2012.  Gross profit margin from merchandise sales increased to 33.6% for the second quarter of 2013 from 30.3% for the second quarter of 2012. Excluding the impairment charge of $0.4 million in the second quarter of 2013, gross profit margin from merchandise sales increased by 340 basis points period over period. The increase in gross profit margin was primarily due to higher product gross margins (significantly improved tire margins, higher retail and non-tire service merchandise margins and shift in sales mix to higher margin products) of 320 basis points and lower store occupancy costs of 20 basis points.

Gross profit from service revenue for the second quarter of 2013 decreased by $5.1 million to $0.2 million from $5.3 million for the second quarter of 2012. Gross profit margin from service revenue decreased to 0.1% for the second quarter of 2013 from 4.7% for the prior year quarter. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials). Costs of service revenue include the fully loaded service center payroll, and related employee benefits, and service center occupancy costs (rent, utilities and building maintenance). Excluding the impairment charge of $1.3 million in the second quarter of 2013, gross profit margin from service revenue decreased by 340 basis points period over period. Excluding the impact of Service & Tire Centers (which reduced margins by 730 basis points and 680 basis points in 2013 and 2012, respectively) and the impairment charge, gross profit from service revenue decreased to 8.6% for the second quarter of 2013 from 11.6% for the second quarter of 2012. This decrease in gross profit of 300 basis points was primarily due to higher payroll and related expense of 180 basis points and higher occupancy costs of 120 basis points (depreciation and utilities).

Selling, general and administrative expenses as a percentage of total revenues for the second quarter of 2013 increased to 22.9% from 21.7% for the second quarter of 2012. Selling, general and administrative expenses increased $6.7 million, or 5.8%, to $120.9 million in the second quarter of 2013 from $114.3 million in the prior year quarter primarily due to an increase in short term incentive compensation accruals of $1.8 million, higher media expense of $1.4 million, higher credit card fees of $0.7 million and higher claims and general liability expense of $0.4 million. In addition, selling, general and administrative expense benefited in the second quarter of 2012 from a $1.5 million reclassification of merger costs to merger termination fees, net.

In the second quarter of 2012, we terminated our proposed merger and recorded the settlement proceeds, net of merger related costs of $43.0 million in the consolidated statement of operations and comprehensive income.

Interest expense for the second quarter of 2013 was $3.6 million, a decrease of $2.8 million from the $6.4 million reported for the second quarter of 2012. The decrease in interest expense was due to the debt refinancing completed in the third quarter of 2012 which reduced the total debt outstanding by approximately $95.1 million and lowered the interest rate.

Our income tax expense for the second quarter of 2013 was $9.3 million, or an effective rate of 63.3%, as compared to an expense of $20.3 million, or an effective rate of 38.1%, for the second quarter of 2012. The change in the tax rate was driven by a $2.5 million charge primarily due to recording a valuation allowance against state hiring credits as a result of tax law changes. The annual rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported net earnings of $5.4 million for the second quarter of 2013 as compared to net earnings of $33.0 million for the second quarter of 2012. Our diluted earnings per share were $0.10 for the second quarter of 2013 as compared to $0.61 for the second quarter of 2012.

Twenty-six weeks ended August 3, 2013 vs. Twenty-six weeks ended July 28, 2012

The following table presents for the periods indicated certain items in the consolidated statements of operations and comprehensive income as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Twenty-six weeks ended	August 3, 2013 (Fiscal 2013)		July 28, 2012 (Fiscal 2012)		Favorable (Unfavorable)

Merchandise sales	78.0%		78.6%		0.5%
Service revenue (1)	22.0		21.4		4.4
Total revenues	100.0		100.0		1.3
Costs of merchandise sales (2)	68.8	(3)	70.1	(3)	1.4
Costs of service revenue (2)	99.3	(3)	94.9	(3)	(9.2)
Total costs of revenues	75.5		75.4		(1.4)
Gross profit from merchandise sales	31.2	(3)	29.9	(3)	4.9
Gross profit from service revenue	0.7	(3)	5.1	(3)	(85.0)
Total gross profit	24.5		24.6		0.9
Selling, general and administrative expenses	22.5		22.3		(2.2)
Net loss from dispositions of assets	—		—		(1255.3)
Operating profit	2.0		2.3		(12.3)
Merger termination fees, net	—		4.1		(100.0)
Non-operating income	0.1		0.1		(14.9)
Interest expense	0.7		1.2		44.1
Earnings from continuing operations before income taxes	1.4		5.3		(73.1)
Income tax expense	37.4	(4)	38.2	(4)	73.6
Earnings from continuing operations	0.9		3.3		(72.8)
Discontinued operations, net of tax	—		—		(30.5)
Net earnings	0.9		3.3		(72.9)

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

Total revenue for the first half of 2013 increased by $13.5 million to $1,063.8 million from $1,050.3 million for the first half of 2012, while comparable store sales for the first half of 2013 decreased by $1.7 million, or 0.2%, as compared to the first half of 2012. The decrease in comparable store sales consisted of a decrease of 0.8% in comparable store merchandise sales partially offset by an increase of 2.2% in comparable store service revenues. The decrease in total comparable store sales was primarily due to lower tire sales.  Excluding tires sold through our service business, total comparable store sales increased by 0.7%. While our total revenue figures were favorably impacted by the opening of the new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Non-comparable stores contributed an additional $15.3 million of total revenue in the first half of 2013 as compared to the prior year period.

Total gross profit for the first half of 2013 increased by $2.3 million, or 0.9%, to $260.5 million from $258.3 million for the first half of 2012. Total gross profit margin decreased to 24.5% for the first half of 2013 from 24.6% for the first half of 2012. Excluding the impairment charge of $2.8 million in the first half of 2013, total gross profit margin increased by 20 basis points period over period. The increase in total gross profit margin was primarily due to higher product gross margins of 120 basis points, partially offset by higher payroll and related expenses of 90 basis points and higher occupancy costs of 50 basis points.

Gross profit from merchandise sales for the first half of 2013 increased by $12.0 million, or 4.9%, to $258.8 million from $246.8 million for the first half of 2012. Gross profit margin from merchandise sales increased to 31.2% for the first half of 2013 from 29.9% for the prior year period. Excluding the impairment charge of $0.5 million in the first half of 2013, gross profit margin from merchandise sales increased by 140 basis points period over period. The increase in gross profit margin from merchandise sales was due to higher product gross margins in our service business primarily due to the significant improvement in tire margins.

Gross profit from service revenue for the first half of 2013 decreased by $9.7 million to $1.7 million from $11.4 million for the first half of 2012. Gross profit margin from service revenue for the first half of 2013 decreased to 0.7% from 5.1% for the first half of 2012. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials). Costs of service revenues include the fully loaded service center payroll and related employee benefits and service center occupancy costs. Excluding the impairment charge of $2.3 million in the first half of 2013, gross profit margin from service revenue decreased by 340 basis points period over period. The decrease in service revenue gross profit margin was primarily due to the growth of our Service & Tire Centers, which lowered margins by 710 and 700 basis points in the first half of 2013 and 2012, respectively. Excluding the impact of Service & Tire Centers and the 2013 impairment charge described above, gross profit from service revenue decreased to 8.9% for the first half of 2013 from 12.1% for the first half of 2012. The decrease in gross profit, exclusive of Service & Tire Centers and impairment charges, was mostly due to increased payroll and related benefit costs combined with higher store occupancy costs (utilities and depreciation).

Selling, general and administrative expenses, as a percentage of total revenues for the first half of 2013 increased to 22.5% as compared to 22.3% for the first half of 2012. Selling, general and administrative expenses increased $5.1 million, or 2.2%, compared to the first half of 2012 due to higher short term incentive compensation accruals of $3.6 million, higher legal and professional fees of $1.7 million, higher credit card fees of $1.3 million and higher depreciation expense of $0.8 million, partially offset by lower retail store payroll expense of $2.2 million and lower media expense of $1.0 million.

In the second quarter of 2012, we terminated our proposed merger and recorded the settlement proceeds, net of merger related costs of $43.0 million in the consolidated statement of operations and comprehensive income.

Interest expense for the first half of 2013 was $7.2 million, a decrease of $5.7 million compared to the $12.9 million reported for the first half of 2012. The decrease in interest expense was due to the debt refinancing completed in the third quarter of 2012 which reduced the total debt outstanding by approximately $95.1 million and lowered the interest rate.

Our income tax expense for the first half of 2013 was $5.6 million, or an effective rate of 37.4%, as compared to an expense of $21.1 million, or an effective rate of 38.2%, for the first half of 2012. The annual rate is dependent on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported net earnings of $9.2 million for the first half of 2013 as compared to net earnings of $34.1 million in the prior year period. Our diluted earnings per share were $0.17 as compared to $0.63 in the prior year period.

INDUSTRY COMPARISON

We operate in the U.S. automotive aftermarket, which has two general lines of business: (1) the Service business, defined as Do-It-For-Me (service labor, installed merchandise and tires) and (2) the Retail business, defined as Do-It-Yourself (retail merchandise) and commercial. Generally, specialized automotive retailers focus on either the Service or Retail area of the business. We believe that operation in both the Service and Retail areas of the business positively differentiates us from our competitors. Although we manage our store performance at a store level in aggregation, we believe that the following presentation, which includes the reclassification of revenue from installed products from retail sales to service center revenue, shows an accurate comparison against competitors within the two sales arenas.  Our Service Center business competes in the Service area of the industry. We compete in the Retail area of the business through our retail sales floor and commercial sales business.

The following table presents the revenues and gross profit for each area of our business:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
(Dollar amounts in thousands)	2013	2012	2013	2012

Service Center Revenue (1)	$280,905	$274,257	$567,882	$545,346
Retail Sales (2)	246,714	251,414	495,910	504,929
Total revenues	$527,619	$525,671	$1,063,792	$1,050,275

Gross profit from Service Center Revenue (3)	$61,593	$55,868	$113,733	$109,756
Gross profit from Retail Sales (3)	77,115	74,733	146,816	148,497
Total gross profit	$138,708	$130,601	$260,549	$258,253

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

CAPITAL AND LIQUIDITY

Our cash requirements arise principally from (1) the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, (2) debt service and (3) contractual obligations. Cash flows realized through the sales of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by operating activities was $31.2 million in the first half of 2013, as compared to $87.5 million in the prior year period. The $56.3 million decrease from the prior year period was due to a decline in net earnings, net of non-cash adjustments, of $39.3 million and in operating assets and liabilities of $17.0 million. The decline in net earnings, net of non-cash adjustments, was primarily due to the $43.0 million of net merger termination fees recorded in the second quarter of 2012. The change in operating assets and liabilities was primarily due to an unfavorable change in inventory, net of accounts payable, of $17.6 million, partially offset by a favorable change in accrued expenses and other current assets of $1.2 million.

Taking into consideration changes in our trade payable program liability (shown as cash flows from financing activities on the consolidated statements of cash flows), cash used in accounts payable was $19.0 million in 2013 as compared to cash generated from accounts payable of $33.3 million for 2012. The decline was due to the reduction in inventory purchases in the current year as compared to the prior year. The ratio of accounts payable, including our trade payable program, to inventory was 57.9% as of August 3, 2013, 61.5% as of February 2, 2013, and 57.8% as of July 28, 2012. The $8.6 million increase in inventory from February 2, 2013 was primarily due to investment in our new stores, strategic initiatives like our speed shop and Superhub concepts and new product offerings.

Cash used in investing activities was $23.5 million in the first half of 2013 as compared to $26.3 million in the prior year period. Capital expenditures were $24.5 million and $26.3 million in the first half of 2013 and 2012, respectively. Capital expenditures for the first half of 2013, in addition to our regularly scheduled store, distribution center improvements and information technology enhancements, included the addition of nine new Service & Tire Centers and four new Supercenters. Capital expenditures for the first half of 2012 included the addition of eight new Service & Tire Centers and one new Supercenter. During the first half of 2013, we received $1.0 million of previously posted collateral for retained liabilities related to existing insurance programs.

Our targeted capital expenditures for fiscal 2013 are $75.0 million, which has increased from the $65.0 million projected at the end of our first quarter primarily due to the acquisition of 17 Service & Tire Centers in Southern California in the third quarter of fiscal 2013. Our fiscal 2013 capital expenditures also includes the addition of approximately 30 new locations, the conversion of 15 Supercenters into Superhubs, the addition of 65 Speed Shops to existing Supercenters and required expenditures for our existing stores, offices and distribution centers. These expenditures are expected to be funded by cash on hand and net cash generated from operating activities. Additional capacity, if needed, exists under our existing revolving credit agreement.

In the first half of 2013, cash used in financing activities was $2.0 million, as compared to cash provided by financing activities of $31.5 million in the prior year period. The cash used in financing activities in the first half of 2013 was primarily related to principal payments of $1.0 million on our Term Loan and common stock repurchases of $1.2 million. The cash provided by financing activities in the first half of 2012 was primarily related to $30.5 million of net borrowings on our trade payable program. The trade payable program is funded by various bank participants who have the ability, but not the obligation, to purchase, directly from our vendors, account receivables owed by Pep Boys. In the second quarter of 2013, we increased the availability under our trade payable program from $175.0 million to $200.0 million.  As of August 3, 2013 and February 2, 2013, we had an outstanding balance of $149.4 million and $149.7 million, respectively (classified as trade payable program liability on the consolidated balance sheet).

We anticipate that cash on hand and cash generated by operating activities will exceed our expected cash requirements in fiscal 2013. In addition, we expect to have excess availability under our existing revolving credit agreement during the entirety of fiscal 2013. As of August 3, 2013, we had zero drawn on our revolving credit agreement and maintained undrawn availability of $135.9 million.

Our working capital was $153.1 million and $126.5 million as of August 3, 2013 and February 2, 2013, respectively. Our total debt, net of cash on hand, as a percentage of our net capitalization, was 19.6% and 20.8% as of August 3, 2013 and February 2, 2013, respectively.

NEW ACCOUNTING STANDARDS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 states that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, if available at the reporting date under the applicable tax law to settle any additional income taxes that would result from the disallowance of a tax position.  If the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, companies are required to report significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements, and is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is due to changes in interest rates. Pursuant to the terms of our Revolving Credit Agreement, changes in daily LIBOR could affect the rates at which we could borrow funds thereunder. At August 3, 2013 we had no borrowings under this facility. Additionally, we have a $200.0 million Term Loan that bears interest at LIBOR, with a floor of 1.25%, plus 3.75%.

We have two interest rate swaps for a notional amount of $50.0 million each, which are designated as a cash flow hedge on the first $100.0 million our Term Loan. We record the effective portion of the change in fair value through accumulated other comprehensive income (loss).

The fair value of the derivative was a $1.1 million asset and a $1.6 million payable at August 3, 2013 and February 2, 2013, respectively. Of the $2.7 million increase in the fair value during the twenty-six weeks ended August 3, 2013, $1.7 million, net of tax, was recorded to accumulated other comprehensive income (loss) on the consolidated balance sheet.

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

ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2012, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s common stock to be made from time to time in the open market or in privately negotiated transactions, with no expiration date. The following table sets forth information with respect to repurchases of the Company’s common stock from December 12, 2012 through August 3, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (2)
December 12, 2012 to December 29, 2012	20,000	$9.72	20,000	$49,806,022
December 30, 2012 to February 2, 2013	15,000	9.84	15,000	49,658,722
May 5, 2013 to June 1, 2013	—	—	—	49,658,722
June 2, 2013 to July 6, 2013	98,300	11.59	98,300	48,521,814
July 7, 2013 to August 3, 2013	8,923	11.99	8,923	48,415,049
Total	142,223	$11.16	142,223	$48,415,049

(1) All repurchases referenced in this table were made on the open market at prevailing market rates plus related expenses under the Company’s stock repurchase program.  During the fiscal quarter ended August 3, 2013, the Company purchased 107,223 shares for an average price paid of $11.62 per share.

(2) Excludes expenses.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  MINE SAFETY DISCLOSURES

None.

ITEM 5  OTHER INFORMATION

None.

ITEM 6  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date:	September 10, 2013	by:	/s/ David R. Stern

David R. Stern
Executive Vice President - Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document