Form 10-Q
period 2013-11-02
PEP BOYS MANNY MOE & JACK
filed 2013-12-11
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 2, 2013

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

As of November 29, 2013, there were 53,177,972 shares of the registrant’s Common Stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1  CONSOLIDATED FINANCIAL STATEMENTS

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

(unaudited)

	November 2, 2013	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$55,798	$59,186
Accounts receivable, less allowance for uncollectible accounts of $1,310 and $1,302	24,942	23,897
Merchandise inventories	664,901	641,208
Prepaid expenses	16,801	28,908
Other current assets	52,249	60,438
Assets held for sale	500	—
Total current assets	815,191	813,637

Property and equipment, net of accumulated depreciation of $1,214,802 and $1,162,909	631,639	657,270
Goodwill	56,841	46,917
Deferred income taxes	48,311	47,691
Other long-term assets	37,265	38,434
Total assets	$1,589,247	$1,603,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253,818	$244,696
Trade payable program liability	134,703	149,718
Accrued expenses	225,249	232,277
Deferred income taxes	59,455	58,441
Current maturities of long-term debt	2,000	2,000
Total current liabilities	675,225	687,132

Long-term debt less current maturities	196,500	198,000
Other long-term liabilities	49,618	53,818
Deferred gain from asset sales	117,974	127,427
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	296,578	295,679
Retained earnings	436,933	430,148
Accumulated other comprehensive income (loss)	339	(980)
Treasury stock, at cost — 15,442,779 shares and 15,431,298 shares	(252,477)	(255,832)
Total stockholders’ equity	549,930	537,572
Total liabilities and stockholders’ equity	$1,589,247	$1,603,949

See notes to consolidated financial statements.

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollar amounts in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Merchandise sales	$394,346	$401,146	$1,223,813	$1,226,858
Service revenue	112,696	108,462	347,022	333,025
Total revenues	507,042	509,608	1,570,835	1,559,883
Costs of merchandise sales	267,489	284,626	838,126	863,533
Costs of service revenue	116,741	108,942	349,348	322,057
Total costs of revenues	384,230	393,568	1,187,474	1,185,590
Gross profit from merchandise sales	126,857	116,520	385,687	363,325
Gross (loss) profit from service revenue	(4,045)	(480)	(2,326)	10,968
Total gross profit	122,812	116,040	383,361	374,293
Selling, general and administrative expenses	115,104	112,028	354,236	346,015
Net loss from dispositions of assets	(67)	(221)	(213)	(232)
Operating profit	7,641	3,791	28,912	28,046
Merger termination fees, net	—	(139)	—	42,816
Other income	524	655	1,367	1,646
Interest expense	3,643	17,057	10,885	30,000
Earnings (loss) from continuing operations before income taxes and discontinued operations	4,522	(12,750)	19,394	42,508
Income tax expense (benefit)	3,509	(6,055)	9,074	15,035
Earnings (loss) from continuing operations before discontinued operations	1,013	(6,695)	10,320	27,473
Loss from discontinued operations, net of tax	(49)	(64)	(124)	(122)
Net earnings (loss)	964	(6,759)	10,196	27,351

Basic earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations	$0.02	$(0.13)	$0.19	$0.51
Discontinued operations, net of tax	—	—	—	—
Basic earnings (loss) per share	$0.02	$(0.13)	$0.19	$0.51

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations	$0.02	$(0.13)	$0.19	$0.51
Discontinued operations, net of tax	—	—	—	—
Diluted earnings (loss) per share	$0.02	$(0.13)	$0.19	$0.51

Other comprehensive (loss) income:
Defined benefit plan adjustment, net of tax	—	354	—	1,062
Derivative financial instruments adjustment, net of tax	(372)	4,607	1,319	6,537
Other comprehensive (loss) income	(372)	4,961	1,319	7,599
Comprehensive income (loss)	$592	$(1,798)	$11,515	$34,950

See notes to consolidated financial statements.

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	Thirty-nine weeks ended
	November 2, 2013	October 27, 2012
Cash flows from operating activities:
Net earnings	$10,196	$27,351
Adjustments to reconcile net earnings to net cash provided by continuing operations:
Loss from discontinued operations, net of tax	124	122
Depreciation	59,941	59,279
Amortization of deferred gain from asset sales	(9,453)	(9,453)
Amortization of deferred financing costs	1,952	3,703
Stock compensation expense	2,451	622
Deferred income taxes	(478)	14,521
Net loss from disposition of assets	213	232
Loss from asset impairment	4,882	8,802
Other	(322)	(62)
Changes in operating assets and liabilities:
Decrease in accounts receivable, prepaid expenses and other	18,431	22,510
Increase in merchandise inventories	(23,693)	(20,116)
Increase in accounts payable	7,746	14,510
Decrease in accrued expenses	(6,589)	(4,208)
Decrease in other long-term liabilities	(2,354)	(1,369)
Net cash provided by continuing operations	63,047	116,444
Net cash used in discontinued operations	(193)	(215)
Net cash provided by operating activities	62,854	116,229

Cash flows from investing activities:
Capital expenditures	(38,334)	(36,760)
Proceeds from dispositions of assets	19	15
Acquisitions, net of cash acquired	(10,741)	—
Release of collateral investment	1,000	—
Net cash used in investing activities	(48,056)	(36,745)

Cash flows from financing activities:
Borrowings under line of credit agreements	1,926	1,780
Payments under line of credit agreements	(1,926)	(1,780)
Borrowings on trade payable program liability	114,804	123,408
Payments on trade payable program liability	(129,819)	(82,904)
Payments for finance issuance costs	—	(6,442)
Borrowings under new debt	—	200,000
Debt payments	(1,500)	(295,122)
Proceeds from stock issuance	1,079	1,999
Repurchase of common stock	(2,750)	—
Net cash used in financing activities	(18,186)	(59,061)
Net (decrease) increase in cash and cash equivalents	(3,388)	20,423
Cash and cash equivalents at beginning of period	59,186	58,244
Cash and cash equivalents at end of period	$55,798	$78,667

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,322	$2,635
Cash received from income tax refunds	$51	$—
Cash paid for interest	$9,149	$28,554
Non-cash investing activities:
Accrued purchases of property and equipment	$2,369	$2,008

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements.” It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013. The results of operations for the thirty-nine weeks ended November 2, 2013 are not necessarily indicative of the operating results for the full fiscal year.

The consolidated financial statements presented herein are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of November 2, 2013 and for all periods presented have been made.  Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on reported totals for assets, liabilities, shareholders’ equity, cash flows or net income.

The Company’s fiscal year ends on the Saturday nearest to January 31.  Fiscal 2013, which ends February 1, 2014, is comprised of 52 weeks.  Fiscal 2012, which ended February 2, 2013, was comprised of 53 weeks.  The Company operated 793 store locations at November 2, 2013, of which 249 were owned and 544 were leased.

NOTE 2—NEW ACCOUNTING STANDARDS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 states that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, if available at the reporting date under the applicable tax law to settle any additional income taxes that would result from the disallowance of a tax position.  If the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

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

NOTE 3—ACQUISITIONS

During the third quarter of Fiscal 2013, the Company paid $10.7 million to purchase 18 Service & Tire Centers located in Southern California from AKH Company, Inc., which had operated under the name Discount Tire Centers.  This acquisition was financed using cash on hand.  Collectively, the acquired stores produced approximately $26.1 million in sales annually based on unaudited pre-acquisition historical information.  The results of operations of these acquired stores are included in the Company’s results of operations as of the date of acquisition.

The Company expensed all costs related to this acquisition during Fiscal 2013.  The total costs related to this acquisition were immaterial and are included in the consolidated statement of operations within selling, general and administrative expenses.

The purchase price of the acquisition was preliminarily allocated to tangible assets of approximately $0.8 million and $0.1 million in intangible assets, with the remaining $9.9 million recorded as goodwill.  The goodwill was primarily related to growth opportunities.  The Company believes that any subsequent adjustments to the purchase price allocation will not be material.

As the acquisition was immaterial to the Company’s operating results for the thirteen and thirty-nine week periods ended November 2, 2013, pro forma results of operations are not disclosed.

NOTE 4—MERCHANDISE INVENTORIES

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (“FIFO”) method of costing inventory had been used by the Company, inventory would have been $589.8 million and $565.8 million as of November 2, 2013 and February 2, 2013, respectively.

The Company’s inventory, consisting primarily of automotive tires, parts, and accessories, is used on vehicles typically having long lives. Because of this, and combined with the Company’s historical experience of returning excess inventory to the Company’s vendors for full credit, the risk of obsolescence is minimal. The Company establishes a reserve for excess inventory for instances where less than full credit will be received for such returns or where the Company anticipates items will be sold at retail prices that are less than recorded costs. The reserve is based on management’s judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where the Company received less than full credit from vendors for product returns. The Company also provides for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program. The Company’s inventory adjustments for these matters were approximately $5.1 million and $4.6 million as of November 2, 2013 and February 2, 2013, respectively.

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

The reserve for warranty cost activity for the thirty-nine weeks ended November 2, 2013 and the fifty-three weeks ended February 2, 2013 is as follows:

(dollar amounts in thousands)	November 2, 2013	February 2, 2013
Beginning balance	$864	$673

Additions related to current period sales	10,474	11,920

Warranty costs incurred in current period	(10,433)	(11,729)

Ending balance	$905	$864

NOTE 6—DEBT AND FINANCING ARRANGEMENTS

The following are the components of debt and financing arrangements:

(dollar amounts in thousands)	November 2, 2013	February 2, 2013
Senior Secured Term Loan, due October 2018	$198,500	$200,000
Revolving Credit Agreement, through July 2016	—	—
Long-term debt	198,500	200,000
Current maturities	(2,000)	(2,000)
Long-term debt less current maturities	$196,500	$198,000

The Company has a Revolving Credit Agreement (the “Agreement”) with available borrowings up to $300.0 million and a maturity of July 2016.  As of November 2, 2013, the Company had no borrowings outstanding under the Agreement and $44.8 million of availability was utilized to support outstanding letters of credit. Taking this into account and the borrowing base requirements (including reduction for amounts outstanding under the vendor financing program), as of November 2, 2013 there was $152.7 million of availability remaining under the Agreement.

On November 12, 2013, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement, dated October 11, 2012, among the Company, Wells Fargo Bank, N.A., as Administrative Agent, and the other parties thereto.  The First Amendment reduces the interest rate payable by the Company from LIBOR, subject to a 1.25% floor, plus 3.75% to LIBOR, subject to a 1.25% floor, plus 3.00%.  The reduction in the interest rate is anticipated to result in approximately $1.5 million in annualized interest savings.

The Company’s debt agreements require compliance with covenants. The most restrictive of these covenants, an earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement, is triggered if the Company’s availability under its Revolving Credit Agreement plus unrestricted cash drops below $50.0 million. As of November 2, 2013, the Company was in compliance with all financial covenants contained in its debt agreements.

The Company has a vendor financing program with availability up to $200.0 million which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by the Company directly from vendors. The Company, in turn, makes the regularly scheduled full vendor payments to the bank participants. There was an outstanding balance of $134.7 million and $149.7 million under the program as of November 2, 2013 and February 2, 2013, respectively.

Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt obligations and are considered a level 2 measure under the fair value hierarchy. The estimated fair value of long-term debt including current maturities was $199.5 million and $203.5 million as of November 2, 2013 and February 2, 2013, respectively.

NOTE 7—INCOME TAXES

The Company recognizes taxes payable for the current year, as well as deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company’s effective income tax rate differs from the U.S. statutory rate principally due to foreign taxes related to the Company’s Puerto Rico operations, state taxes, and certain other permanent tax items. The annual rate depends on a number of factors, including the jurisdiction in which operating profit is earned, and the timing and nature of discrete items.  The effective tax rate of 77.6% for the thirteen weeks ended November 2, 2013 increased by 30.1% from the 47.5% recorded in the corresponding period of the prior year.  The increase in rate was primarily due to a change in the mix of operating profit within certain tax jurisdictions and the impact of a tax law change in Puerto Rico that was enacted in the second quarter of 2013.

For the thirty-nine weeks ended November 2, 2013 and October 27, 2012, the effective tax rate was 46.8% and 35.4%, respectively.

For income tax benefits related to uncertain tax positions to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. During the thirty-nine weeks ended November 2, 2013, there were no material changes to the Company’s liability for uncertain tax positions.

NOTE 8—EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings (loss) per share for earnings (loss) from continuing operations and net earnings (loss):

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
(dollar amounts in thousands, except per share amounts)		November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012

(a)	Earnings (loss) from continuing operations	$1,013	$(6,695)	$10,320	$27,473

	Loss from discontinued operations, net of tax	(49)	(64)	(124)	(122)

	Net earnings (loss)	$964	$(6,759)	$10,196	$27,351

(b)	Basic average number of common shares outstanding during period	53,315	53,304	53,363	53,175

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	615	—	599	768

(c)	Diluted average number of common shares assumed outstanding during period	53,930	53,304	53,962	53,943

	Basic earnings (loss) per share:
	Earnings (loss) from continuing operations (a/b)	$0.02	$(0.13)	$0.19	$0.51
	Discontinued operations, net of tax	—	—	—	—
	Basic earnings (loss) per share	$0.02	$(0.13)	$0.19	$0.51

	Diluted earnings (loss) per share:
	Earnings (loss) from continuing operations (a/c)	$0.02	$(0.13)	$0.19	$0.51
	Discontinued operations, net of tax	—	—	—	—
	Diluted earnings (loss) per share	$0.02	$(0.13)	$0.19	$0.51

As of November 2, 2013 and October 27, 2012, respectively, there were 2,572,000 and 2,571,000 outstanding options and restricted stock units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total number of such shares excluded from the diluted earnings per share calculation is 824,000 and 2,571,000 for the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively.  The total number of such shares excluded from the diluted earnings per share calculation is 1,011,000 and 740,494 for the thirty-nine weeks ended November 2, 2013 and October 27, 2012.

NOTE 9—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) for the thirteen and thirty-nine weeks ended November 2, 2013, net of tax:

	Gains on Cash Flow Hedges
	Thirteen weeks ended	Thirty-nine weeks ended
(dollar amounts in thousands)	November 2, 2013	November 2, 2013
Beginning balance	$711	$(980)

Other comprehensive income before reclassifications, net of $283 tax benefit and $618 tax	(471)	1,032
Amounts reclassified from accumulated other comprehensive income (loss), net of $59 and $172 tax (a)	99	287
Net current-period other comprehensive income	(372)	1,319

Ending balance	$339	$339

(a)  Reclassified amount increased interest expense.

NOTE 10—BENEFIT PLANS

During the first three quarters of fiscal 2013, contribution expense to the Company’s defined contribution supplemental executive retirement plan (the “Account Plan”) and qualified 401(k) savings plan was $2.5 million.  For fiscal 2013, contributions to the Account Plan are contingent upon meeting certain performance metrics.  The Company did not record any contribution expense for these plans in fiscal 2012.

During the fourth quarter of fiscal 2012, the Company terminated its defined benefit pension plan and contributed $14.1 million to fully fund the plan on a termination basis.  Accordingly, the Company has no further defined benefit pension expense.

Pension expense for the first three quarters of fiscal 2012 was as follows:

Thirty-nine weeks ended
(dollar amounts in thousands)	October 27, 2012
Interest cost	$1,857
Expected return on plan assets	(2,112)
Amortization of net loss	1,699
Net periodic benefit cost	$1,444

NOTE 11—STOCKHOLDERS’ EQUITY

On December 12, 2012, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s common stock to be made from time to time in the open market or in privately negotiated transactions, with no expiration date. During the first three quarters of fiscal 2013, the Company repurchased 237,624 shares of common stock for $2.8 million. The repurchased shares are included in the Company’s treasury stock.

NOTE 12—EQUITY COMPENSATION PLANS

The Company has stock-based compensation plans, under which it grants stock options and restricted stock units to key employees and members of its Board of Directors. The Company generally recognizes compensation expense on a straight-line basis over the vesting period.

STOCK OPTIONS

The following table summarizes options activity under the Company’s plans for the thirty-nine weeks ended November 2, 2013:

Number of Shares
Outstanding — beginning balance	1,678,593
Granted	308,963
Exercised	(123,159)
Forfeited	(70,195)
Expired	(63,420)
Outstanding — ending balance	1,730,782

In the first nine months of fiscal 2013, the Company granted approximately 309,000 stock options with a weighted average grant date fair value of $5.11 per unit.  These options have a seven-year term and vest over a three-year period with a third vesting on each of the first three anniversaries of their grant date.  The compensation expense recorded for the options granted during the thirteen and thirty-nine weeks ended November 2, 2013 was immaterial.

In the first nine months of fiscal 2012, the Company granted approximately 288,000 stock options with a weighted average grant date fair value of $4.65 per unit. These options have a seven-year term and vest over a three-year period with a third vesting on each of the first three anniversaries of their grant date. The compensation expense recorded for the options granted during the thirteen weeks and thirty-nine weeks ended October 27, 2012 was immaterial.

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

November 2, 2013
Dividend yield	0.0%
Expected volatility	52.5%
Risk-free interest rate range:
High	0.73%
Low	0.67%
Ranges of expected lives in years	4-5

RESTRICTED STOCK UNITS

Performance Based Awards

In the first nine months of fiscal 2013, the Company granted approximately 109,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves a return on invested capital target for fiscal 2015. The number of underlying shares that may be issued upon vesting will range from 0% to 150%, depending upon the Company achieving the financial targets in fiscal 2015. The fair value for these awards was $11.85 per unit at the date of the grant. The compensation expense recorded for these restricted stock units was immaterial during the thirteen and thirty-nine weeks ended November 2, 2013.

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

Market Based Awards

In the first nine months of fiscal 2013, the Company granted approximately 55,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a total shareholder return target for the three-year period ending with fiscal 2015. The number of underlying shares that may become exercisable will range from 0% to 175% depending upon whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $13.41 per unit grant date fair value. The compensation expense recorded for these restricted stock units during the thirteen and thirty-nine weeks ended November 2, 2013 was immaterial.

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

Other Awards

The Company granted restricted stock units for officers’ deferred bonus matches under the Company’s non-qualified deferred compensation plan during the first nine months of fiscal 2013, which vest over a three-year period.  The compensation expense recorded for these awards during the thirteen and thirty-nine weeks ended November 2, 2013 was immaterial. The Company did not grant any restricted stock units for officers’ deferred bonus matches under the Company’s non-qualified deferred compensation plan during the first nine months of fiscal 2012.

In the first nine months of fiscal 2013, the Company granted approximately 54,000 restricted stock units to its non-employee directors of the board, which vest over a one year period with a quarter vesting on each of the first four quarters following their grant date. The fair value was $12.05 per unit and the compensation expense recorded for these restricted stock units during the thirteen weeks and thirty-nine weeks ended November 2, 2013 was immaterial.

In the third quarter of fiscal 2012, the Company granted approximately 33,000 restricted stock units to its non-employee directors of the board, which vest over a one year period with a quarter vesting on each of the first four quarters following their grant date. The fair value was $9.98 per unit and the compensation expense recorded for these restricted stock units during the thirteen weeks and thirty-nine weeks ended October 27, 2012 was immaterial.

The following table summarizes the nonvested units’ activity under the Company’s plan for the thirty-nine weeks ended November 2, 2013, assuming maximum vesting of underlying shares for the performance and market based awards described above:

Number of Units
Beginning balance	796,600
Granted	337,593
Forfeited	(240,834)
Vested	(51,863)
Ending balance	841,496

NOTE 13—FAIR VALUE MEASUREMENTS AND DERIVATIVES

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis:

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	November 2, 2013	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$55,798	$55,798	$—	$—
Collateral investments (1)	19,929	19,929	—	—
Deferred compensation assets (1)	4,205	—	4,205	—
Derivative asset (1)	543	—	543	—

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	February 2, 2013	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$59,186	$59,186	$—	$—
Collateral investments (1)	20,929	20,929	—	—
Deferred compensation assets (1)	3,834	—	3,834	—
Liabilities:
Derivative liability (2)	1,567	—	1,567	—

(1) Included in other long-term assets.

(2) Included in other long-term liabilities.

On October 11, 2012, the Company settled its interest rate swap designated as a cash flow hedge on $145.0 million of the Company’s Term Loan prior to its amendment and restatement. The swap was used to minimize interest rate exposure and overall interest costs by converting the variable component of the total interest rate to a fixed rate of 5.036%. Since February 1, 2008, this swap was deemed to be fully effective and all adjustments in the interest rate swap’s fair value have been recorded to accumulated other comprehensive income (loss). The settlement of this swap resulted in an interest charge of $7.5 million, which was previously recorded within accumulated other comprehensive income (loss).

On October 11, 2012, the Company entered into two new interest rate swaps for a notional amount of $50.0 million each that together were designated as a cash flow hedge on the first $100.0 million of the amended and restated Term Loan. The interest rate swaps convert the variable LIBOR portion of the interest payments due on the first $100.0 million of the Term Loan to a fixed rate of 1.855%.

The following represents the impact of fair value accounting for the Company’s derivative liability on its consolidated financial statements:

(dollar amounts in thousands)	Amount of Gain in Other Comprehensive Income (Loss) (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion) (a)
Thirteen weeks ended November 2, 2013	$(372)	Interest expense	$(158)
Thirteen weeks ended October 27, 2012	$(170)	Interest expense	$(1,201)

Thirty-nine weeks ended November 2, 2013	$1,319	Interest expense	$(459)
Thirty-nine weeks ended October 27, 2012	$1,734	Interest expense	$(4,540)

(a) Represents the effective portion of the loss reclassified from accumulated other comprehensive income (loss).

The fair value of the derivative was a $0.5 million asset and a $1.6 million liability as of November 2, 2013 and February 2, 2013, respectively. Of the $2.1 million increase in the fair value during the thirty-nine weeks ended November 2, 2013, $1.3 million, net of tax, was recorded to accumulated other comprehensive income (loss) on the consolidated balance sheet.

Non-financial assets measured at fair value on a non-recurring basis:

Certain assets are measured at fair value on a non-recurring basis, that is, the assets are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment. These measures of fair value, and related inputs, are considered level 2 or 3 measures under the fair value hierarchy. Measurements of assets held and used are discussed in Note 14, “Impairments”.

NOTE 14—IMPAIRMENTS

During the third quarter of fiscal 2013, the Company recorded a $2.0 million impairment charge related to 10 stores classified as held and used.  The impairment charge includes $0.9 million for three owned store locations which will be closed and marketed for sale before the end of fiscal 2013.  As the Company continues to operate these stores into the fourth quarter of fiscal 2013, the related assets are classified as “held for use” at November 2, 2013.  Of the $2.0 million impairment charge, $0.9 million was charged to costs of merchandise sales, and $1.1 million was charged to costs of service revenue. In the third quarter of fiscal 2012, the Company recorded an $8.8 million impairment charge related to 35 stores classified as held and used. Of the $8.8 million impairment charge, $4.2 million was charged to costs of merchandise sales, and $4.6 million was charged to costs of service revenue. In both periods, the Company used a probability-weighted approach and estimates of expected future cash flows to determine the fair value of these stores. Discount and growth rate assumptions were derived from current economic conditions, management’s expectations and projected trends of current operating results. The remaining fair value of the impaired stores is approximately $2.0 million as of November 2, 2013 and is classified as a Level 2 or 3 measure within the fair value hierarchy.

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

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis explains the results of operations for the third quarter and first nine months of fiscal 2013 and 2012 and significant developments affecting our financial condition as of November 2, 2013. This discussion and analysis should be read in conjunction with the consolidated interim financial statements and the notes to such consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Introduction

The Pep Boys—Manny, Moe & Jack and subsidiaries (the “Company”) has been the best place to shop and care for your car since it began operations in 1921. Approximately 20,000 associates are focused on delivering the best customer service in the automotive aftermarket to our customers across our 750+ locations throughout the United States and Puerto Rico. Pep Boys satisfies all of a customer’s automotive needs through our unique offering of service, tires, parts and accessories.

Our stores are organized into a hub and spoke network consisting of Supercenters and Service & Tire Centers. Supercenters average approximately 20,000 square feet (our new Supercenter format is approximately 14,000 square feet) and combine do-it-for-me service labor, installed merchandise and tire offerings (“DIFM”) with do-it-yourself parts and accessories (“DIY”). Most of our Supercenters also have a commercial sales program that delivers parts, tires and equipment to automotive repair shops and dealers. Service & Tire Centers, which average approximately 5,000 square feet, provide DIFM services in neighborhood locations that are conveniently located where our customers live or work. Service & Tire Centers are designed to capture market share and leverage our existing Supercenters and support infrastructure. We also operate a handful of legacy DIY only Pep Express stores.

In the first nine months of 2013, we opened or acquired 32 Service & Tire Centers and opened six Supercenters. We also closed two Service & Tire Centers and one Supercenter.  In the third quarter of 2013, we acquired 18 Service & Tire Centers located in Southern California.  As of November 2, 2013, we operated 572 Supercenters, 215 Service & Tire Centers and six Pep Express stores located in 35 states and Puerto Rico.

EXECUTIVE SUMMARY

Net earnings for the third quarter of 2013 were $1.0 million, or $0.02 per share, as compared to a net loss of $6.8 million, or $0.13 per share, for the third quarter of 2012. Current period net earnings included, on a pre-tax basis, a $2.0 million asset impairment charge and a $0.6 million severance charge. The prior year period included, on a pre-tax basis, debt refinancing expense of $11.2 million and an asset impairment charge of $8.8 million.

Total revenues decreased for the third quarter of 2013 by 0.5%, or $2.6 million, as compared to the third quarter of 2012 due to a 2.8% decrease in comparable store sales which was mostly offset by the contribution from our non-comparable store locations. The decline in comparable store sales (sales generated by locations in operation during the same period of the prior year) was comprised of a 3.6% decrease in comparable store merchandise sales (primarily tires), which was partially offset by a 0.5% increase in comparable store service revenues.

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

In the short-term, however, various factors within the economy affect both our customers and our industry, including the impact of the recent recession, continued high unemployment/underemployment and the restoration of payroll taxes back to previous levels.  Another macroeconomic factor affecting our customers and our industry is gasoline prices. Gasoline prices have not only increased to historical highs in recent years, but have also experienced significant spikes in prices during each year. We believe that these gasoline price trends challenge our customers’ spending relative to discretionary and deferrable purchases. In addition, gasoline prices impact miles driven which, in turn, impact sales of our services and non-discretionary products.  Recently, gasoline prices have been declining which should increase miles driven.  However, given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends may continue, nor can we predict to what degree these trends will affect us in the future.

Our primary response to fluctuations in customer demand is to adjust our product assortment, store staffing and advertising messages. We work continuously to make it easy for customers to choose us to do it for them and to expand our online efforts to make

Pep Boys the most convenient place to shop for all of their automotive needs. Our more focused customer-centered strategy to ensure that Pep Boys is the best place to shop and care for your car is beginning to take hold. Through the first nine months of fiscal 2013, it has led to increased customer traffic in our service center line of business.  We are optimistic that our efforts to build long lasting relationships with all of our customers, along with offering solutions for all of their automotive needs will yield consistent sales growth in all lines of business.

RESULTS OF OPERATIONS

The following discussion explains the material changes in our results of operations.

Analysis of Statement of Operations

Thirteen weeks ended November 2, 2013 vs. Thirteen weeks ended October 27, 2012

The following table presents for the periods indicated certain items in the consolidated statements of operations and comprehensive income (loss) as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	November 2, 2013 (Fiscal 2013)		October 27, 2012 (Fiscal 2012)		Favorable (Unfavorable)

Merchandise sales	77.8%		78.7%		(1.7)%
Service revenue (1)	22.2		21.3		3.9
Total revenues	100.0		100.0		(0.5)
Costs of merchandise sales (2)	67.8	(3)	71.0	(3)	6.0
Costs of service revenue (2)	103.6	(3)	100.4	(3)	(7.2)
Total costs of revenues	75.8		77.2		2.4
Gross profit from merchandise sales	32.2	(3)	29.1	(3)	8.9
Gross loss from service revenue	(3.6	)(3)	(0.4	)(3)	(742.8)
Total gross profit	24.2		22.8		5.8
Selling, general and administrative expenses	22.7		22.0		(2.7)
Net loss from dispositions of assets	—		—		69.5
Operating profit	1.5		0.7		101.5
Merger termination fees, net	—		—		100.0
Other income	0.1		0.1		(20.1)
Interest expense	0.7		3.4		78.6
Earnings (loss) from continuing operations before income taxes	0.9		(2.5)		135.4
Income tax expense (benefit)	77.6	(4)	47.5	(4)	(157.9)
Earnings (loss) from continuing operations	0.2		(1.3)		115.1
Discontinued operations, net of tax	—		—		22.7
Net earnings (loss)	0.2		(1.3)		114.2

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

Total revenues for the third quarter of 2013 decreased by 0.5%, or $2.6 million, to $507.0 million from $509.6 million in the third quarter of 2012. Comparable store sales for the third quarter of 2013 decreased 2.8% as compared to the third quarter of 2012. This decrease in comparable store sales consisted of a 0.5% increase in comparable store service revenue and a 3.6% decrease in comparable store merchandise sales, primarily tires. While our total revenues were favorably impacted by the opening of new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Non-comparable stores contributed an additional $11.4 million of revenues in the third quarter of 2013 as compared to the third quarter of 2012.

Total merchandise sales for the third quarter of 2013 decreased 1.7%, or $6.8 million, to $394.3 million from $401.1 million for the third quarter of 2012.  Comparable store merchandise sales decreased by 3.6%, or $14.5 million, partially offset by a $7.8 million contribution from our non-comparable store locations.  Comparable store merchandise sales decreased primarily due to lower tire sales.  Excluding the impact of tires sold through our service business, comparable store merchandise sales declined by 1.2%. Merchandise sold through our retail business declined by 3.1% which was mostly offset by a 4.6% increase in non-tire merchandise sold through our service business.  For the retail business and our tire category, we believe that the difficult macroeconomic conditions continued to impact our customers and led to comparable store customer count declines.  In our service business (excluding tires), comparable store customer counts increased due to the strength of our repair and maintenance service offerings and the consistent promotion of oil changes.  The promotion of these oil changes is designed to attract new service customers to Pep Boys to introduce them to our full service capabilities in order to satisfy their future needs.

Total service revenue for the third quarter of 2013 increased 3.9%, or $4.2 million, to $112.7 million from $108.5 million for the third quarter of 2012 primarily due to a $3.6 million contribution from our non-comparable store locations combined with a slight increase in comparable store revenue.

Total gross profit for the third quarter of 2013 increased by $6.8 million, or 5.8%, to $122.8 million from $116.0 million for the third quarter of 2012.  Total gross profit margin increased to 24.2% for the third quarter of 2013 from 22.8% for the third quarter of 2012.  Excluding impairment charges of $2.0 million and $8.8 million in the third quarter of 2013 and 2012, respectively, total gross profit margin improved by 10 basis points period over period.  Improved product gross margins of 240 basis points were mostly offset by higher payroll and related expenses of 180 basis points and higher store occupancy cost of 40 basis points. The increase in product gross margins was primarily due to improved tire margins driven by reduction in costs, increased retail and service product (non-tire) margins related to increased selling prices and a shift in sales mix to higher margin products.

Gross profit from merchandise sales for the third quarter of 2013 increased by $10.4 million, or 8.9%, to $126.9 million from $116.5 million for the third quarter of 2012.  Gross profit margin from merchandise sales increased to 32.2% for the third quarter of 2013 from 29.1% for the third quarter of 2012.  Excluding impairment charges of $0.9 million and $4.2 million in the third quarter of 2013 and 2012, respectively, gross profit margin from merchandise sales increased by 230 basis points period over period.  The increase in gross profit margin was primarily due to higher product gross margins (significantly improved tire margins, higher retail and non-tire service merchandise margins and shift in sales mix to higher margin products).

Gross margin loss from service revenue for the third quarter of 2013 widened by $3.5 million to a loss of $4.0 million from a loss of $0.5 million for the third quarter of 2012. Gross margin loss from service revenue widened to 3.6% for the third quarter of 2013 from 0.4% for the prior year quarter. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials). Costs of service revenue include the fully loaded service center payroll and related employee benefits, and service center occupancy costs (rent, utilities and building maintenance). Excluding impairment charges of $1.2 million and $4.6 million in the third quarter of 2013 and 2012, respectively, gross margin from service revenue decreased by 640 basis points period over period.  Excluding the impact of Service & Tire Centers (which reduced margins by 865 basis points and 733 basis points in 2013 and 2012, respectively) and the impairment charges, gross profit from service revenue decreased to 6.1% for the third quarter of 2013 from 11.1% for the third quarter of 2012. This decrease in gross profit of 500 basis points was primarily due to higher payroll and related expense of 370 basis points and higher occupancy costs of 160 basis points (depreciation).

Selling, general and administrative expenses as a percentage of total revenues for the third quarter of 2013 increased to 22.7% from 22.0% for the third quarter of 2012. Selling, general and administrative expenses increased $3.1 million, or 2.7%, to $115.1 million in the third quarter of 2013 from $112.0 million in the prior year quarter primarily due to an increase in severance payments of $0.6 million, an increase in store selling expenses due to store growth of $0.3 million, higher credit card fees of $0.3 million and higher depreciation for ecommerce software of $0.6 million.  In addition, the prior year third quarter included the reversal of $0.9 million of compensation expense related to previously issued performance based stock grants that were not expected to meet performance metrics for vesting.

Interest expense for the third quarter of 2013 was $3.6 million, a decrease of $13.4 million, from $17.1 million reported for the third quarter of 2012.  Excluding refinancing costs of $11.2 million in the prior year third quarter, interest declined by $2.2 million and reflects a lower interest rate and reduced total debt outstanding.  Subsequent to quarter end we further amended our Senior Secured Term Loan by reducing the interest rate by 75 basis points which will result in annual savings of approximately $1.5 million (see Note 6 to the Consolidated Financial Statements).

Our income tax expense for the third quarter of 2013 was $3.5 million, or an effective rate of 77.6%, as compared to a benefit of $6.1 million, or an effective rate of 47.5%, for the third quarter of 2012.  The annual rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported net earnings of $1.0 million for the third quarter of 2013 as compared to a net loss of $6.8 million for the third quarter of 2012. Our diluted earnings (loss) per share were $0.02 and $(0.13) for the third quarter of 2013 and 2012, respectively.

Thirty-nine weeks ended November 2, 2013 vs. Thirty-nine weeks ended October 27, 2012

The following table presents for the periods indicated certain items in the consolidated statements of operations and comprehensive income (loss) as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirty-nine weeks ended	November 2, 2013 (Fiscal 2013)		October 27, 2012 (Fiscal 2012)		Favorable (Unfavorable)

Merchandise sales	77.9%		78.7%		(0.2)%
Service revenue (1)	22.1		21.3		4.2
Total revenues	100.0		100.0		0.7
Costs of merchandise sales (2)	68.5	(3)	70.4	(3)	2.9
Costs of service revenue (2)	100.7	(3)	96.7	(3)	(8.5)
Total costs of revenues	75.6		76.0		(0.2)
Gross profit from merchandise sales	31.5	(3)	29.6	(3)	6.2
Gross (loss) profit from service revenue	(0.7	)(3)	3.3	(3)	(121.2)
Total gross profit	24.4		24.0		2.4
Selling, general and administrative expenses	22.6		22.2		(2.4)
Net loss from dispositions of assets	—		—		8.0
Operating profit	1.8		1.8		3.1
Merger termination fees, net	—		2.7		(100.0)
Non-operating income	0.1		0.1		(17.0)
Interest expense	0.7		1.9		63.7
Earnings from continuing operations before income taxes	1.2		2.7		(54.4)
Income tax expense	46.8	(4)	35.4	(4)	39.6
Earnings from continuing operations	0.7		1.8		(62.4)
Discontinued operations, net of tax	—		—		2.0
Net earnings	0.7		1.8		(62.7)

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

Total revenue for the first nine months of 2013 increased by $11.0 million to $1,570.8 million from $1,559.9 million for the first nine months of 2012, while comparable store sales for the first nine months of 2013 decreased by $15.7 million, or 1.0%, as compared to the first nine months of 2012. The decrease in comparable store sales consisted of a decrease of 1.7% in comparable store merchandise sales partially offset by an increase of 1.6% in comparable store service revenues. The decrease in total comparable store sales was primarily due to lower tire sales.  Excluding tires sold through our service business, total comparable store sales increased by 0.2%. While our total revenues were favorably impacted by the opening of the new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation.  Non-comparable stores contributed an additional $26.7 million of total revenue in the first nine months of 2013 as compared to the prior year period.

Total gross profit for the first nine months of 2013 increased by $9.1 million, or 2.4%, to $383.4 million from $374.3 million for the first nine months of 2012. Total gross profit margin increased to 24.4% for the first nine months of 2013 from 24.0% for the first nine months of 2012.  Excluding impairment charges of $4.9 million and $8.8 million in the first nine months of 2013 and 2012, respectively, total gross profit margin increased by 20 basis points period over period.  The increase in total gross profit margin was primarily due to higher product gross margins of 160 basis points, partially offset by higher payroll and related expenses of 110 basis points, and higher occupancy costs of 30 basis points.

Gross profit from merchandise sales for the first nine months of 2013 increased by $22.4 million, or 6.2%, to $385.7 million from $363.3 million for the first nine months of 2012.  Gross profit margin from merchandise sales increased to 31.5% for the first nine months of 2013 from 29.6% for the prior year period.  Excluding the impairment charges of $1.4 million and $4.2 million in the first nine months of 2013 and 2012, respectively, gross profit margin from merchandise sales increased by 170 basis points period over period.  The increase in gross profit margin from merchandise sales was due to higher product gross margins in our service business primarily due to the significant improvement in tire margins.

Gross (loss) profit from service revenue for the first nine months of 2013 decreased by $13.3 million to a loss of $2.3 million from a profit of $11.0 million for the first nine months of 2012.  Gross margin loss from service revenue for the first nine months of 2013 decreased to a loss of 0.7% from a gross profit of 3.3% for the first nine months of 2012.  In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials).  Costs of service revenues include the fully loaded service center payroll and related employee benefits and service center occupancy costs.  Excluding the impairment charges of $3.5 million and $4.6 million in the first nine months of 2013 and 2012, respectively, gross profit margin from service revenue decreased by 430 basis points period over period.  The decrease in service revenue gross profit margin was primarily due to the growth of our Service & Tire Centers, which lowered margins by 760 and 710 basis points in the first nine months of 2013 and 2012, respectively.  Excluding the impact of Service & Tire Centers and the impairment charges described above, gross profit from service revenue decreased to 8.0% for the first nine months of 2013 from 11.8% for the first nine months of 2012.  The decrease in gross profit, exclusive of Service & Tire Centers and impairment charges, was mostly due to increased payroll and related benefit costs combined with higher store occupancy costs (depreciation).

Selling, general and administrative expenses, as a percentage of total revenues for the first nine months of 2013, increased to 22.6% as compared to 22.2% for the first nine months of 2012. Selling, general and administrative expenses increased $8.2 million, or 2.4%, compared to the first nine months of 2012 due to higher short term incentive compensation accruals of $2.4 million, higher store selling expenses due to store growth of $1.5 million, higher legal and professional fees of $1.5 million, higher credit card fees of $1.7 million, increased travel cost of $0.8 million and higher depreciation expense of $1.3 million, partially offset by lower retail store payroll expense of $2.4 million and lower media expense of $1.2 million.  In addition, the prior year third quarter included the reversal of $0.9 million of compensation expense related to previously issued performance based stock grants which were not expected to meet performance metrics for vesting.

In the second quarter of 2012, we terminated our proposed merger and recorded the settlement proceeds, net of merger related costs of $42.8 million in the consolidated statement of operations and comprehensive income.

Interest expense for the first nine months of 2013 was $10.9 million, a decrease of $19.1 million compared to the $30.0 million reported for the first nine months of 2012.  Excluding the refinancing costs of $11.2 million in the prior year third quarter, interest declined by $7.9 million and reflects a lower interest rate and reduced total debt outstanding.  Subsequent to quarter end we further amended our Senior Secured Term Loan by reducing the interest rate by 75 basis points which will result in annual savings of approximately $1.5 million (see Note 6 to the Consolidated Financial Statements).

Our income tax expense for the first nine months of 2013 was $9.1 million, or an effective rate of 46.8%, as compared to an expense of $15.0 million, or an effective rate of 35.4%, for the first nine months of 2012.  The annual rate is dependent on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported net earnings of $10.2 million for the first nine months of 2013 as compared to net earnings of $27.4 million in the prior year period. Our diluted earnings per share were $0.19 per share as compared to $0.51 per share in the prior year period.

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

The following table presents the revenues and gross profit for each area of our business:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
(Dollar amounts in thousands)	2013	2012	2013	2012

Service Center Revenue (1)	$273,944	$271,370	$841,827	$816,730
Retail Sales (2)	233,098	238,238	729,008	743,153
Total revenues	$507,042	$509,608	$1,570,835	$1,559,883

Gross profit from Service Center Revenue (3)	$54,016	$51,974	$167,751	$161,729
Gross profit from Retail Sales (3)	68,796	64,066	215,610	212,564
Total gross profit	$122,812	$116,040	$383,361	$374,293

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

CAPITAL AND LIQUIDITY

Our cash requirements arise principally from (1) the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, (2) debt service and (3) contractual obligations.  Cash flows realized through the sales of automotive services, tires, parts and accessories are our primary source of liquidity.  Net cash provided by operating activities was $62.9 million in the first nine months of 2013, as compared to $116.2 million in the prior year period.  The $53.3 million decrease from the prior year period was due to a decline in net earnings, net of non-cash adjustments, of $35.6 million and in operating assets and liabilities of $17.8 million.  The decline in net earnings, net of non-cash adjustments, was primarily due to the $42.8 million of net merger termination fees recorded in the second quarter of 2012.  The change in operating assets and liabilities was primarily due to an unfavorable change in inventory, net of accounts payable, of $10.3 million and an unfavorable change in accrued expenses and other current assets of $6.5 million.

Taking into consideration changes in our trade payable program liability (shown as cash flows from financing activities on the consolidated statements of cash flows), cash used in accounts payable was $7.3 million in 2013 as compared to cash generated from accounts payable of $55.0 million for 2012.  The decline was due to the reduction in inventory purchases in the current year as compared to the prior year. The ratio of accounts payable, including our trade payable program, to inventory was 58.4% as of November 2, 2013, 61.5% as of February 2, 2013, and 60.5% as of October 27, 2012.  The $23.7 million increase in inventory from February 2, 2013 was primarily due to investment in our new stores, strategic initiatives like our speed shops and Superhub concepts, and new product offerings.

Cash used in investing activities was $48.1 million in the first nine months of 2013 as compared to $36.7 million in the prior year period.  Capital expenditures were $38.3 million and $36.8 million in the first nine months of 2013 and 2012, respectively.  In addition, in the third quarter of fiscal 2013 the Company acquired 18 Service & Tire Centers in Southern California for $10.7 million. Capital expenditures for the first nine months of 2013, in addition to our regularly scheduled store and distribution center improvements, and information technology enhancements, included the addition of 14 new Service & Tire Centers and six new Supercenters. Capital expenditures for the first nine months of 2012 included the addition of ten new Service & Tire Centers and two new Supercenters.  During the first nine months of 2013, we received the return of $1.0 million of previously posted collateral for retained liabilities related to existing insurance programs.

Our targeted capital expenditures for fiscal 2013 are $65 million, which includes the acquisition of 18 Service & Tire Centers in Southern California in the third quarter of fiscal 2013.  Our fiscal 2013 capital expenditures also includes the addition of approximately 29 new locations, the conversion of 11 Supercenters into Superhubs, the addition of 63 Speed Shops to existing Supercenters and required expenditures for our existing stores, offices and distribution centers.  These expenditures are expected to be funded by cash on hand and net cash generated from operating activities.  Additional capacity, if needed, exists under our existing revolving credit agreement.

In the first nine months of 2013, cash used in financing activities was $18.2 million, as compared to cash used in financing activities of $59.1 million in the prior year period.  The cash used in financing activities in the first nine months of 2013 was primarily related to principal payments of $1.5 million on our Term Loan and common stock repurchases of $2.8 million.  In addition, we had net payments under our trade payable program of $15.0 million in the first nine months of 2013 as compared to net borrowings of $40.5 million in the corresponding period of the prior year.  The trade payable program is funded by various bank participants who have the ability, but not the obligation, to purchase, directly from our vendors, account receivables owed by Pep Boys.  In the second quarter of 2013, we increased the availability under our trade payable program from $175.0 million to $200.0 million.  As of November 2, 2013 and February 2, 2013, we had an outstanding balance of $134.7 million and $149.7 million, respectively (classified as trade payable program liability on the consolidated balance sheet).  In the prior year third quarter the Company refinanced its debt which resulted in reducing the total debt outstanding by $95.1 million.

We anticipate that cash on hand, cash generated by operating activities, and excess availability under our existing revolving credit agreement will exceed our expected cash requirements in fiscal 2013.  As of November 2, 2013, we had zero drawn on our revolving credit agreement and maintained undrawn availability of $152.7 million.

Our working capital was $140.0 million and $126.5 million as of November 2, 2013 and February 2, 2013, respectively. Our total debt, net of cash on hand, as a percentage of our net capitalization, was 20.6% and 20.8% as of November 2, 2013 and February 2, 2013, respectively.

Contractual Obligations

During the current fiscal year, in connection with the acquisitions discussed in Note 3, the Company assumed additional lease obligations totaling $17.4 million over an average of 10 years. There have been no other significant developments with respect to our contractual obligations since February 2, 2013.  For further information on our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended February 2, 2013.

NEW ACCOUNTING STANDARDS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 states that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, if available at the reporting date under the applicable tax law to settle any additional income taxes that would result from the disallowance of a tax position.  If the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is due to changes in interest rates. Pursuant to the terms of our Revolving Credit Agreement, changes in daily LIBOR could affect the rates at which we could borrow funds thereunder. At November 2, 2013 we had no borrowings under this facility. Additionally, we have a $200.0 million Term Loan that bears interest at LIBOR, with a floor of 1.25%, plus 3.75%.  The Term Loan was subsequently amended on November 12, 2013 to reduce the interest rate payable by the Company from LIBOR, subject to a 1.25% floor, plus 3.75% to LIBOR, subject to a 1.25% floor, plus 3.00%.

We have two interest rate swaps for a notional amount of $50.0 million each, which are designated as a cash flow hedge on the first $100.0 million of our Term Loan. We record the effective portion of the change in fair value through accumulated other comprehensive income (loss).

The fair value of the derivative was a $0.5 million asset and a $1.6 million payable at November 2, 2013 and February 2, 2013, respectively. Of the $2.1 million increase in the fair value during the thirty-nine weeks ended November 2, 2013, $1.3 million, net of tax, was recorded to accumulated other comprehensive income (loss) on the consolidated balance sheet.

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

ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2012, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s common stock to be made from time to time in the open market or in privately negotiated transactions, with no expiration date. The following table sets forth information with respect to repurchases of the Company’s common stock from August 4, 2013 through November 2, 2013:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share (1)	Program	Plans or Program (2)
August 4, 2013 to September 3, 2013	86,300	$11.48	86,300	$47,425,896
September 4, 2013 to October 3, 2013	44,101	11.64	44,101	46,913,608
October 3, 2013 to November 2, 2013	—	—	—	46,913,608
Total	130,401	$11.51	130,401	$46,913,608

(1) All repurchases referenced in this table were made on the open market at prevailing market rates plus related expenses under the Company’s stock repurchase program.

(2) Excludes expenses.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  MINE SAFETY DISCLOSURES

None.

ITEM 5  OTHER INFORMATION

None.

ITEM 6  EXHIBITS

10.1	The Pep Boys Savings Plan — Amendment 2013-1

10.2	The Pep Boys Savings Plan — Puerto Rico — Amendment 2013-1

10.3	First Amendment to the Second Amended and Restated Credit Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date: December 11, 2013	by:	/s/ David R. Stern

David R. Stern
Executive Vice President - Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

10.1	The Pep Boys Savings Plan — Amendment 2013-1

10.2	The Pep Boys Savings Plan — Puerto Rico — Amendment 2013-1

10.3	First Amendment to the Second Amended and Restated Credit Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document