Form 10-K
period 2014-02-01
PEP BOYS MANNY MOE & JACK
filed 2014-04-17
CIK 77449

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

         As of the close of business on August 3, 2013 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $652,232,000.

         As of April 5, 2014, there were 53,237,793 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 11, 2014 are incorporated by reference into Part III of this Annual Report.

i

PART I

ITEM 1    BUSINESS

GENERAL

        The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") has been the best place to shop and care for your car since it began operations in 1921. Approximately 19,000 associates are focused on delivering the best customer service in the automotive aftermarket to our customers across our nearly 800 locations located throughout the United States and Puerto Rico. Pep Boys satisfies all of a customer's automotive needs through our unique offering of service, tires, parts and accessories.

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

        The following table sets forth the percentage of total revenues from continuing operations contributed by each class of similar products or services for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein:

	Year ended
	February 1, 2014	February 2, 2013	January 28, 2012
Parts and accessories	59.9%	59.9%	61.0%
Tires	17.9	18.7	18.6

Total merchandise sales	77.8	78.6	79.6
Service labor	22.2	21.4	20.4

Total revenues	100.0%	100.0%	100.0%

        In fiscal 2013, we opened or acquired 40 new Service & Tire Centers and seven new Supercenters and converted two Supercenters into Service & Tire Centers. We also closed two Service & Tire Centers and four Supercenters. As of February 1, 2014, we operated 568 Supercenters, 225 Service & Tire Centers and six Pep Express stores located in 35 states and Puerto Rico. These locations consist of approximately 12,910,000 gross square feet of retail space, including over 7,500 service bays.

        The following table indicates, by state, the number of stores the Company had in operation at the end of each of the last four fiscal years, and the number of stores opened and closed by the Company during each of the last three fiscal years:

NUMBER OF STORES AT END OF FISCAL YEARS 2010 THROUGH 2013

State	2013 Year End	Opened	Closed	2012 Year End	Opened	Closed	2011 Year End	Opened	Closed	2010 Year End
Alabama	39	1	—	38	1	—	37	36	—	1
Arizona	20	—	2	22	—	—	22	—	—	22
Arkansas	1	—	—	1	—	—	1	—	—	1
California	149	18	—	131	1	—	130	4	3	129
Colorado	7	—	—	7	—	—	7	—	—	7
Connecticut	7	—	—	7	—	—	7	—	—	7
Delaware	9	—	—	9	1	—	8	1	—	7
Florida	98	7	—	91	5	4	90	30	—	60
Georgia	47	1	3	49	3	1	47	22	—	25
Illinois	38	3	—	35	3	—	32	3	—	29
Indiana	7	—	—	7	—	—	7	—	—	7
Kentucky	4	—	—	4	—	—	4	—	—	4
Louisiana	8	—	—	8	—	—	8	—	—	8
Maine	1	—	—	1	—	—	1	—	—	1
Maryland	20	—	—	20	—	—	20	1	—	19
Massachusetts	7	—	—	7	—	—	7	—	—	7
Michigan	5	—	—	5	—	—	5	—	—	5
Minnesota	3	—	—	3	—	—	3	—	—	3
Missouri	1	—	—	1	—	—	1	—	—	1
Nevada	12	—	—	12	—	—	12	—	—	12
New Hampshire	4	—	—	4	—	—	4	—	—	4
New Jersey	43	4	1	40	4	—	36	4	—	32
New Mexico	8	—	—	8	—	—	8	—	—	8
New York	39	2	—	37	4	—	33	2	—	31
North Carolina	10	2	—	8	—	—	8	—	—	8
Ohio	12	—	—	12	—	—	12	—	—	12
Oklahoma	5	—	—	5	—	—	5	—	—	5
Pennsylvania	60	5	—	55	2	—	53	2	—	51
Puerto Rico	27	—	—	27	—	—	27	—	—	27
Rhode Island	2	—	—	2	—	—	2	—	—	2
South Carolina	6	—	—	6	—	—	6	—	—	6
Tennessee	7	—	—	7	1	1	7	—	—	7
Texas	61	4	—	57	1	—	56	7	—	49
Utah	6	—	—	6	—	—	6	—	—	6
Virginia	17	—	—	17	—	—	17	1	—	16
Washington	9	—	—	9	—	—	9	7	—	2

Total	799	47	6	758	26	6	738	120	3	621

        We are targeting a total of 30 new Service & Tire Centers and three new Supercenters in fiscal 2014. We expect to lease new Service & Tire Center and Supercenter locations, as we believe that there are sufficient existing available locations, including build to suit locations, in the marketplace with attractive lease terms to enable our expansion.

INDUSTRY OVERVIEW

        The automotive aftermarket industry is in the mature stage of its life cycle and while the DIY space is dominated by a small number of companies with large market shares, the DIFM or automotive service business is highly fragmented. Over the past decade, consumers have moved away from DIY toward DIFM due to increasing vehicle complexity and electronic content, as well as decreasing availability of diagnostic equipment and know-how. In addition, while this needs-based industry has a dedicated DIY customer base, the number of consumers that would prefer to have a professional fix their vehicle fluctuates with economic cycles. For example, a drop in disposable income during the recession forced some former DIFM consumers to work on their own vehicles, resulting in short-term growth in the DIY market. During this period, weak labor and credit markets depressed new vehicles sales, thereby increasing the average length of vehicle ownership. This increase in the average age of vehicles on the road also aided the short-term growth of the DIY industry as owners of older vehicles were more likely to work on their own vehicles. However, we believe that as the economy continues to gain steam, consumers will become more confident and invest in new vehicles, and once again shift away from DIY toward DIFM and will do so at increasing rates. Consistent with this long-term trend, we have adopted a long-term strategy of growing our automotive service business, while maintaining our DIY customer base by offering the newest and broadest product assortment in the automotive aftermarket.

BUSINESS STRATEGY

        All of our efforts are focused on ensuring that Pep Boys is the best place to shop and care for your car. The legacy of our founders—Manny, Moe & Jack—has inspired us since 1921 to deliver passionate customer service. We are people taking care of people ... and their cars. More than just words, we continue to learn more from our growing set of customer data and to advance our customer centered business model. Over the past two years, we have reconstituted our senior executive team to help guide the development of our strategy around our target customer segments and the delivery of world-class customer service. The following strategies have been developed and prioritized to support our vision and, in turn, our ultimate goal as a public company of maximizing shareholder value.

        Attract, develop and retain the best people.    We need the best people to care for our customers and their cars. This process begins with their recruitment and continues throughout their tenure as Pep Boys associates. We are constantly reviewing and improving our hiring process to include updated core competency and positional profiles and pre-hire assessment screening. Once hired, a Pep Boys associate has the opportunity to participate in a variety of classroom, online skills, and leadership training to develop a career path with us. We also offer performance-based compensation programs designed to reward the delivery of the passionate customer service that is the centerpiece of our vision.

        Grow where our target customers live, work and shop.    We achieve this through both our physical locations and online presence. We have researched and developed proprietary customer segment targets that we believe allow us to maximize our profitability. Our store growth, and any rationalization of our store base, is designed to optimize the proximity of these locations to our target customers. Similarly, our omni-channel digital strategy, which we call e-SERVE, is developed around making it easier for our target customers to do business with us. pepboys.com (including our mobile device version) allows our customers to learn about the breadth and depth of our service and product offerings, price and schedule service appointments, and purchase products for in store or home delivery.

        Deliver customer experiences that are "beyond expectations".    We strive to be friendly, do it right, show compassion and keep promises with each and every customer. We have developed a new training program designed to teach our associates how to enhance the customer experience through building relationships with our customers. Before addressing a customer's immediate need, our associates are taught to build rapport with the customer that will not only lead to customer satisfaction with the current transaction, but ultimately to the customer choosing Pep Boys for all of their automotive needs in the future. Information gathered through our rewards program, customer surveys and focus groups helps us to understand the customer experience that our target customer segments expect and the services and products that will best meet their needs and desires.

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

        The size of our Supercenters allows us to provide the highest level of replacement parts coverage and the broadest range of maintenance, performance and appearance products and accessories in the industry. We are able to leverage our Superhub stores, which have a larger assortment of product than our normal Supercenter, to satisfy customer needs for slow-moving product by delivering this product to requesting Supercenters on demand. We are also expanding our Speed Shops (106 as of the end of fiscal 2013), a store-in-a-store within existing Supercenters that creates a differentiated retail experience for automotive enthusiasts by stocking high-performance and specialty products. We are similarly focused on price optimization and inventory rationalization opportunities.

        We are currently testing a new market concept that we call the "Road Ahead," which began in the first quarter of fiscal 2013 with a re-grand opening of our West Hillsboro, Florida location. Due to the success at this store we converted the balance of our Tampa, Florida market to this concept in the fourth quarter of fiscal 2013. The early results have also been encouraging and as a result we will convert an additional 20 Supercenters in three markets to this concept in the first half of fiscal 2014 and have initiated plans for an additional three markets for the back half of fiscal 2014, through the early part of fiscal 2015. Designed around the shopping habits of our target customer segments, this concept enhances the entire store—our people, the product assortment, its exterior and interior look and feel and the marketing programs—to learn how we can be successful in attracting more of these target customers and earn a greater share of their annual spend in the automotive aftermarket. Our Road Ahead strategy also allows us to use our retail business to drive the service business with free professional battery and wiper installations.

        Tell our story internally and externally.    It is essential to our success that our associates and consumers understand our vision and brand position. As consumers had come to understand the breadth and depth of our offerings and gave us credit for our value proposition, in fiscal 2013 we turned our attention to focusing our message on the customer experience that we believe our target customer segments desire but have been unable to find in the automotive aftermarket. Consistent with our strategy described above, our TRUST THE BOYS TO GET YOU THERE brand positioning shifted from a more promotional message to a more customer service oriented message. This message is conveyed to our associates through corporate communications and leadership training, while tailored marketing plans including TV and radio promotions, digital media, direct marketing, grass-roots and print campaigns deliver the message to our target customer segments.

STORE IMPROVEMENTS

        In fiscal 2013, our capital expenditures totaled approximately $65.0 million which included the acquisition of 18 Service and Tire Centers in Southern California. Our fiscal 2013 capital expenditures also included the addition of 29 new locations, the conversion of 11 Supercenters into Superhubs, the addition of 63 Speed Shops within existing Supercenters and required expenditures for existing stores, offices and distribution centers. Our fiscal 2014 capital expenditures are expected to be approximately

$80.0 million, which includes the planned addition of 30 Service & Tire Centers, three Supercenters, and the conversion of 41 stores to the new "Road Ahead" format. These expenditures are expected to be funded from cash on hand and net cash generated from operating activities. Additional capacity, if needed, exists under our revolving credit facility.

SERVICES AND PRODUCTS

        As of February 1, 2014, we operated a total of 7,520 service bays in 793 of our 799 locations. Each service location performs a full range of automotive maintenance and repair services (except body work) and installs tires, parts and accessories.

        Each Pep Boys Supercenter carries a similar product line, with variations based on the number and type of cars in the market where the store is located. A Pep Boys Service & Tire Center carries tires and a limited selection of our products. A full complement of inventory at a typical Supercenter includes an average of approximately 29,000 items, while Service & Tire Centers average approximately 2,000 items. Our product lines include: tires; batteries; new and remanufactured parts for domestic and import vehicles; chemicals and maintenance items; fashion, electronic, and performance accessories; and select non-automotive merchandise that appeals to our target customer segments.

        In addition to offering a wide variety of high quality name brand products, we sell an array of high quality products under various private label names. We sell tires under the names DEFINITY, FUTURA® and CORNELL®, and batteries under the name PROSTART®. We also sell wheel covers under the name FUTURA®; air filters, anti-freeze, chemicals, cv axles, hub assemblies, lubricants, oil, oil filters, oil treatments, transmission fluids, custom wheels and wiper blades under the name PROLINE®; alternators, battery booster packs, alkaline type batteries and starters under the name PROSTART®; power steering hoses, chassis parts and power steering pumps under the name PROSTEER®; brakes under the name PROSTOP® and brakes, batteries, starters, ignitions and chassis under the name VALUEGRADE. All products sold by the Company under various private label names were approximately 20% of our merchandise sales in fiscal 2013, 24% in 2012, and 26% in 2011. The year over year decreases are the result of our introduction of additional brand name tires.

        Our commercial automotive parts delivery program, branded PEP EXPRESS PARTS®, is designed to increase our market share with the professional installer and to leverage our inventory investment. The program satisfies the commercial customer's automotive inventory needs by taking advantage of the breadth and quality of Pep Boys' parts inventory as well as its experience supplying its own service bays and mechanics. As of February 1, 2014, approximately 79%, or 454, of our 574 Supercenters and Pep Express stores provided commercial parts delivery as compared to approximately 80%, or 458 stores, at the end of fiscal 2012.

        We have a point-of-sale system in all of our stores, which gathers sales and inventory data by stock-keeping unit from each store on a daily basis. This information is then used to formulate pricing, inventory, marketing and merchandising strategies. We have an electronic parts catalog that allows our associates to efficiently look up the parts that our customers need and to provide complete job solutions, advice and information for customers' vehicles. We have an electronic work order system in all service centers. This system creates a service history for each vehicle, provides customers with a comprehensive sales document and enables us to maintain a service customer database.

        We use a competitive pricing strategy, setting prices based on market forces and then complementing them with promotions. We believe that targeted advertising and promotions play important roles in succeeding in today's environment. We are constantly working to understand our target customer segments' needs and desires so that we can deliver outstanding customer service and build long-lasting, loyal relationships with them. We utilize advertising, promotions and a loyalty card program (Rewards) to convey our commitment to customer service and to promote our service and repair capabilities and product offerings. We are committed to an effective multi-media promotional schedule supplemented by extensive direct marketing, grass-roots campaigns and occasional print campaigns. Finally, we utilize in-store signage and creative product placement to help educate customers about services and products that fit their needs.

        Through our desktop and mobile website at www.pepboys.com, we strive to empower customers to make informed product and service purchase decisions for their automotive projects and vehicle maintenance needs. We focus on providing dependable product and service information, online buying guides and how-to advice, customer product ratings and reviews, product videos and clear repair service details in a convenient 24/7 online experience. Through our website, customers can learn more about the Pep Boys brand and our products and services, purchase and schedule installation of tires with our TreadSmart application, schedule automotive maintenance and repair services with our eServe application, keep track of maintenance and service records through our online Glovebox application, and purchase automotive parts and accessories through several delivery methods, including buying online and shipping to home or picking up in store, as well as the convenience to reserve items online and pay in store.

        This year we have continued to improve the stability of our online infrastructure through a platform migration upgrade and continued vigilance of Payment Card Industry (PCI) standards and compliance to ensure our overall security and customer privacy. We maintain a dedicated online customer service team who provides direct support, including answering any order, product or service questions, assistance in ordering and basic technical support to customers who contact them via phone, live chat, email or webform. We are committed to the continued improvement of our online presence with a focus on providing a seamless omni-channel customer experience that builds trust and enriches the personal connection between our customers and our brand.

STORE OPERATIONS AND MANAGEMENT

        Most Pep Boys stores are open seven days a week. Most Supercenters have a Retail Manager and Service Manager (Service & Tire Centers only have a Service Manager) who report to geographic-specific Area Directors and Divisional or Assistant Divisional Vice Presidents. The Divisional or Assistant Divisional Vice Presidents report to one of the Vice President—Supercenters, East US, the Vice President—Supercenters, West US or the Vice President—Service & Tire Centers who, in turn, report to the Senior Vice President—Store Operations, who, in turn, reports to the President & Chief Executive Officer. As of February 1, 2014, the average length of service with Pep Boys for a Retail Manager and a Service Manager is approximately 11.0 and 7.5 years, respectively.

        Supervision and control over individual stores is facilitated by Area Directors and Divisional or Assistant Divisional Vice Presidents who make regular visits to stores and utilize the Company's computer system and operational handbooks. All of our advertising, accounting, purchasing, information technology and most administrative functions are conducted at our corporate headquarters in Philadelphia, Pennsylvania. Certain administrative functions for our regional operations are performed at various regional offices. See "Item 2 Properties."

INVENTORY CONTROL AND DISTRIBUTION

        Most of our merchandise is distributed to our stores from our warehouses by dedicated and contract carriers. Target levels of inventory for products are established for each warehouse and store based upon prior shipment history, sales trends and seasonal demand. Inventory on hand is compared to target levels on a weekly basis at each warehouse, potentially triggering re-ordering of merchandise from suppliers. In addition, each Pep Boys store has an automated inventory replenishment system that orders additional inventory, generally from a warehouse, when a store's inventory on-hand falls below the target level. We also consolidate certain slow-moving hard parts inventory into our centrally-located

Indianapolis warehouse that can service each of our stores with overnight delivery of these parts when necessary.

        Implementation of the Superhub concept enables local expansion of our auto parts product assortment in a cost effective manner. We are now able to satisfy customer needs for slow-moving auto parts by carrying limited amounts of this product at Superhub locations. These Superhubs then deliver this product to requesting Supercenters to fulfill customer demand. Superhubs are generally replenished from distribution centers multiple times per week. As of February 1, 2014, we operated 53 Superhubs within existing Supercenters, with plans to convert an additional 10 Superhubs in fiscal 2014. These Superhubs, including our additional conversions in 2014, will provide approximately 550 of our stores with an expanded auto parts assortment. We also maintain one free standing tire hub warehouse in the Philadelphia market that offers an expanded assortment of tires and batteries for same day delivery to our stores in order to satisfy customer demand directly rather than from tire distributors. In fiscal 2014, we have plans to test three additional tire hubs within existing Supercenters.

SUPPLIERS

        During fiscal 2013, our ten largest suppliers accounted for approximately 45% of the merchandise purchased. Only one of our suppliers accounted for more than 10% of our purchases. We have one long-term contract under which we are required to purchase merchandise. We believe that the relationships that we have established with our suppliers are generally good.

        In the past, we have not experienced difficulty in obtaining satisfactory sources of supply and we believe that adequate alternative sources of supply exist, at similar cost, for the types of merchandise sold in our stores.

COMPETITION

        We operate in a highly competitive environment. We encounter competition from national and regional chains, automotive dealerships and from local independent service providers and merchants. Our competitors include general, full range and discount department stores and online retailers which carry automotive parts and accessories and/or have automotive service centers, as well as specialized automotive retailers. Generally, the specialized automotive retailers focus on either DIFM or DIY. We believe that our operation in both DIFM and DIY differentiates us from most of our competitors. However, certain competitors are larger in terms of sales volume and/or number of stores. Therefore, these competitors have access to greater capital and management resources and have either been operating longer or have more stores in particular geographic areas. The principal methods of competition in our industry include store location, customer service, product offerings, quality and price.

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

EMPLOYEES

        At February 1, 2014, the Company employed 18,914 persons as follows:

Description	Full-time	%	Part-time	%	Total	%
Retail	4,045	29.1	3,108	61.6	7,153	37.8
Service center	8,404	60.6	1,863	37.0	10,267	54.3

Store total	12,449	89.7	4,971	98.6	17,420	92.1
Warehouses	584	4.2	63	1.3	647	3.4
Offices	841	6.1	6	0.1	847	4.5

Total employees	13,874	100.0	5,040	100.0	18,914	100.0

        We had no union employees as of February 1, 2014. At February 2, 2013, we employed 13,886 full-time and 5,555 part-time employees.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements contained herein, including in "Item 1 Business" and "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. The words "guidance", "expect", "anticipate", "estimates", "targets", "forecasts" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include management's expectations regarding implementation of its long-term strategic plan, future financial performance, automotive aftermarket trends, levels of competition, business development activities, future capital expenditures, financing sources and availability and the effects of regulation and litigation. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. Our actual results may differ materially from the results discussed in the forward-looking statements due to factors beyond our control, including the strength of the national and regional economies, retail and commercial consumers' ability to spend, the health of the various sectors of the automotive aftermarket, the weather in geographical regions with a high concentration of our stores, competitive pricing, the location and number of competitors' stores, product and labor costs and the additional factors described in our filings with the Securities and Exchange Commission ("SEC"). See "Item 1A Risk Factors." Forward-looking statements speak only as of the date they are made. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

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

EXECUTIVE OFFICERS OF THE COMPANY

        The following table indicates the name, age, tenure with the Company and position (together with the year of election to such position) of the executive officers of the Company:

Name	Age	Tenure with Company as of April 2014	Position with the Company and Date of Election to Position
Michael R. Odell	50	7 years	President & Chief Executive Officer since June 2010
David R. Stern	47	2 years	Executive Vice President—Chief Financial Officer since September 2012
Christopher J. Adams	46	1 year	Senior Vice President—Store Operations since March 2013
Thomas J. Carey	56	2 years	Senior Vice President—Chief Customer Officer since August 2012
Joseph A. Cirelli	55	37 years	Senior Vice President—Business Development since November 2007
James F. Flanagan	53	7 months	Senior Vice President—Chief Human Resources Officer since August 2013
John J. Kelly	56	1 month	Senior Vice President—Merchandising since March 2014
Brian D. Zuckerman	44	15 years	Senior Vice President—General Counsel & Secretary since March 2009

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

        James F. Flanagan joined Pep Boys in August 2013 after having most recently served as the Senior Vice President of Human Resources for Procurian, a comprehensive procurement solution company. From 2004 to 2012, Mr. Flanagan served as Executive President, Human Resources of GSI Commerce. Mr. Flanagan's 20+ years of human resources leadership experience also included positions at Starbucks, Starwood Hotels, Sheraton Hotels, Bank of America and homegrocer.com. Mr. Flanagan began his career as a labor and employment attorney.

        John J. Kelly joined Pep Boys in March 2014 after having most recently served as President of Decible, a start-up electronics joint-venture, since June 2013. From April 2009 to May 2013, Mr. Kelly served as Vice President of Home Merchandising of QVC. Prior to joining QVC, Mr. Kelly served as Chief Merchandising Officer of Circuit City Stores. Mr. Kelly's 30+ years of merchandising leadership experience also included positions at Sharp Electronics and Macy's.

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

        Our long-term strategic plan, which we update annually, includes numerous initiatives including our "Road Ahead" remodels and store growth programs to increase sales, enhance our margins and increase our return on invested capital in order to increase our earnings and cash flow. If these initiatives are unsuccessful, or if we are unable to implement the initiatives efficiently and effectively, our business, financial condition, results of operations and cash flows could be adversely affected.

        Successful implementation of our business strategy also depends on factors specific to the automotive aftermarket industry, many of which may be beyond our control (see "Risks Related to Our Industry").

         If we are unable to generate sufficient cash flows from our operations, our liquidity will suffer and we may be unable to satisfy our obligations.

        We require significant capital to fund our business. While we believe we have the ability to sufficiently fund our planned operations and capital expenditures for the next fiscal year, circumstances could arise that would materially affect our liquidity. For example, cash flows from our operations could be affected by changes in consumer spending habits or the failure to maintain favorable supplier payment terms or our inability to successfully implement sales growth initiatives. We may be unsuccessful in securing alternative financing when needed, on terms that we consider acceptable, or at all.

        The degree to which we are leveraged could have important consequences on investments in our securities, including the following risks:

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

         We depend on our relationships with our suppliers and a disruption of these relationships or of our suppliers' operations could have a material adverse effect on our business and results of operations.

        Our business depends on developing and maintaining productive relationships with our suppliers. Many factors outside our control may harm these relationships. For example, financial difficulties that some of our suppliers may face could increase the cost of the products we purchase from them or might interrupt our source of supply. In addition, our failure to promptly pay or order sufficient quantities of inventory from our suppliers may increase the cost of products we purchase or could lead to suppliers refusing to sell products to us at all.

        A disruption of our supplier relationships or a disruption in our suppliers' operations could have a material adverse effect on our business and results of operations.

         We depend on our senior management team and our other personnel, and we face substantial competition for qualified personnel.

        Our success depends in part on the efforts of our senior management team. Our continued success will also depend on our ability to retain existing, and attract additional, qualified field personnel to meet our needs. We face substantial competition, both from within and outside of the automotive aftermarket, to retain and attract qualified personnel. In addition, we believe that the number of qualified automotive service technicians in the industry is generally insufficient to meet demand.

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

         A breach of our security could compromise customer, employee or Company information and could harm our reputation, lead to substantial additional costs, or possible litigation.

        In the course of business, personal information about our customers and employees is stored both electronically and physically. We have taken reasonable and appropriate steps to safeguard this information. If this information is compromised, however, our reputation could be damaged resulting in lost business, we could incur additional costs in remediating the issue, or we could face possible regulatory action. The regulatory environment related to information security and privacy is constantly evolving, and compliance with those requirements could result in additional costs. There is no guarantee that the procedures we have implemented are adequate to safeguard all confidential information, and a breach of this information could potentially have a negative impact on our results of operations and financial condition.

         Business interruptions may negatively impact our store hours, operability of our computer systems and the availability and cost of merchandise which may adversely impact our sales and profitability.

        War or acts of terrorism, hurricanes, tornadoes, earthquakes or other natural disasters, or the threat of any of these calamities or others, may have a negative impact on our ability to obtain merchandise to sell in our stores, result in certain of our stores being closed for an extended period of time, negatively affect the lives of our customers or associates, or otherwise negatively impact our operations. Some of our merchandise is imported from other countries. If imported goods become difficult or impossible to import into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be negatively affected.

        In the event that commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty receiving merchandise from our suppliers and shipping it to our stores.

        Terrorist attacks, war in the Middle East, or insurrection involving any oil producing country would likely result in an abrupt increase in the price of crude oil, gasoline, diesel fuel and other types of energy. Such price increases would increase the cost of doing business for us and our suppliers, and also would negatively impact our customers' disposable income and have an adverse impact on our business, sales, profit margins and results of operations.

        We rely extensively on our computer systems and the systems of our business partners to manage inventory, process transactions and report results. Any such systems are subject to damage or interruption from power outages, telecommunication failures, computer viruses, security breaches and catastrophic events. If our computer systems or those of our business partners fail we may experience loss of critical data and interruptions or delays in our ability to process transactions and manage inventory. Any such loss, if widespread or extended, could adversely affect the operation of our business and our results of operations.

Risks Related to Our Industry

         Our industry is highly competitive, and price competition in some segments of the automotive aftermarket, or a loss of trust in our participation in the "do-it-for-me" market, could cause a material decline in our revenues and earnings.

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

  •
  mass merchandisers and wholesale clubs that sell automotive products and select non-automotive merchandise that appeals to automotive "Do-It-Yourself" customers, such as generators, power tools and canopies; and

  •
  online retailers

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

         Vehicle miles driven may decrease, resulting in a decline of our revenues and negatively affect our results of operations.

        Our industry is significantly influenced by the number of vehicle miles driven. Factors that may cause the number of vehicle miles and our revenues and our results of operations to decrease include:

  •
  the weather—as vehicle maintenance may be deferred during periods of inclement weather;

  •
  the economy—as during periods of poor economic conditions, customers may defer vehicle maintenance or repair and drive less due to unemployment, and during periods of good economic conditions, consumers may opt to purchase new vehicles rather than service the vehicles they currently own and replace worn or damaged parts;

  •
  gas prices—as increases in gas prices may deter consumers from using their vehicles; and

  •
  travel patterns—as changes in travel patterns may cause consumers to rely more heavily on mass transportation.

         Economic factors affecting consumer spending habits may continue, resulting in a decline in revenues and could negatively impact our business.

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

        Of the 799 store locations operated by the Company at February 1, 2014, 228 are owned and 571 are leased. As of February 1, 2014, 142 of the 228 stores owned by the Company are currently used as collateral under our Senior Secured Term Loan, due October 2018.

        The following table sets forth certain information regarding the owned and leased warehouse space utilized by the Company to replenish its store locations at February 1, 2014:

Warehouse Locations	Products Warehoused	Approximate Square Footage	Owned or Leased	Stores Serviced	States Serviced
San Bernardino, CA	All	600,000	Leased	196	AZ, CA, NV, UT, WA
McDonough, GA	All	392,000	Owned	244	AL, FL, GA, LA, NC, PR, SC, TN
Mesquite, TX	All	244,000	Owned	82	AR, CO, LA, MO, NM, OK, TX
Plainfield, IN	All	403,000	Owned	80	IL, IN, KY, MI, MN, OH, PA
Chester, NY	All	402,000	Owned	197	CT, DE, MA, MD, ME, NH, NJ, NY, PA, RI, VA
Philadelphia, PA	Tires & Batteries	74,000	Leased	70	DE, NJ, PA, VA, MD

Total		2,115,000

        The Company anticipates that its existing and future warehouse space and its access to outside storage will accommodate inventory necessary to support future store expansion and any increase in SKUs through the end of fiscal 2014.

ITEM 3    LEGAL PROCEEDINGS

        The Company is party to a consent decree, effective July 15, 2010, with the United States Environmental Protection Agency ("EPA") that, among other things, required the Company to implement a formal compliance program with respect to certain small gasoline engine merchandise sold by the Company. In the fourth quarter of fiscal 2013, the EPA alleged, in writing, that the Company had violated certain inspection, testing and reporting requirements of the Consent Decree and made an aggregated stipulated penalty demand of $2.3 million as a result thereof. The Company is currently engaged in settlement negotiations with the EPA with respect thereto. The Company has accrued an amount that it believes is sufficient to resolve those violations for which it believes it is liable. If the Company is unable to resolve all of the violations with the EPA through its settlement negotiations, the Company intends to invoke formal dispute resolution procedures with the EPA under the terms of the Consent Decree.

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

PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common stock of The Pep Boys—Manny, Moe & Jack is listed on the New York Stock Exchange under the symbol "PBY." There were 3,935 registered shareholders as of April 5, 2014. Since January 29, 2012 we have not paid a dividend on our common stock. The following table sets forth for the periods listed, the high and low sale prices of the Company's common stock, as reported by the New York Stock Exchange:

	Market Price Per Share
	High	Low
Fiscal 2013
Fourth quarter	$13.86	$11.36
Third quarter	13.05	11.01
Second quarter	12.94	11.14
First quarter	12.14	10.29
Fiscal 2012
Fourth quarter	$11.16	$9.48
Third quarter	10.57	8.76
Second quarter	14.93	8.67
First quarter	15.46	14.90

        On December 12, 2012, the Company's Board of Directors authorized a program to repurchase up to $50.0 million of the Company's common stock to be made from time to time in the open market or in privately negotiated transactions, with no expiration date.

        The Company repurchased 238,000 shares of common stock for $2.8 million in Fiscal 2013. There were no shares repurchased in the fourth quarter of 2013. The Company repurchased 35,000 shares of common stock for $0.3 million in Fiscal 2012 and no shares were repurchased in Fiscal 2011. The repurchased shares are included in the Company's treasury stock.

EQUITY COMPENSATION PLANS

        The following table sets forth the Company's shares authorized for issuance under its equity compensation plans at February 1, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column (a))
Equity compensation plans approved by security holders	2,738,100	$5.26	2,831,084

        The Company maintains an Employee Stock Purchase Plan with an authorized aggregate share limit of 2,000,000 shares of Pep Boys' Common Stock. Eligible employees can elect to have up to 10 percent of compensation deducted for purchase of Company stock at a discount under the Plan. For fiscal 2013, 2012, and 2011, respectively, the total number of shares sold to employees was 62,547; 39,552; and 20,963. As of February 1, 2014, the total remaining for purchase was 1,875,753 shares.

STOCK PRICE PERFORMANCE

        The following graph compares the cumulative total return on shares of Pep Boys stock over the past five years with the cumulative total return on shares of companies in (1) the Standard & Poor's SmallCap 600 Index, (2) the S&P 600 Automotive Retail Index and (3) an index of peer and comparable companies as determined by the Company. The comparison assumes that $100 was invested in January 2009 in Pep Boys Stock and in each of the indices and assumes reinvestment of dividends. The S&P 600 Automotive Retail Index consists of companies in the S&P SmallCap 600 index that meet the definition of the automotive retail classification, and is currently comprised of: Group 1 Automotive, Inc.; Lithia Motors, Inc.; Monro Muffler Brake, Inc.; Sonic Automotive, Inc.; and The Pep Boys—Manny, Moe & Jack. The companies currently comprising the Peer Group are: Aaron's, Inc.; Advance Auto Parts, Inc.; AutoZone, Inc.; Big 5 Sporting Goods Corp.; Cabelas, Inc.; Conn's, Inc.; Dick's Sporting Goods, Inc.; HHGregg, Inc.; Midas, Inc. (included through FYE 2012); Monro Muffler Brake, Inc.; O'Reilly Automotive, Inc.; PetSmart, Inc.; RadioShack Corp.; Rent-A-Center, Inc.; Tractor Supply Co.; West Marine, Inc.

Company/Index	Jan. 2009	Jan. 2010	Jan. 2011	Jan. 2012	Jan. 2013	Jan. 2014
Pep Boys	$100.00	$293.18	$496.44	$433.48	$395.08	$428.45
S&P SmallCap 600 Index	100.00	138.97	180.75	196.79	228.32	290.04
Peer Group	100.00	135.79	203.21	267.11	305.86	388.99
S&P 600 Automotive Retail Index	100.00	277.11	396.02	506.34	612.87	698.89

ITEM 6    SELECTED FINANCIAL DATA

        The following tables set forth the selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

Fiscal Year Ended	Feb. 1, 2014 (52 weeks)		Feb. 2, 2013 (53 weeks)		Jan. 28, 2012 (52 weeks)		Jan. 29, 2011 (52 weeks)		Jan. 30, 2010 (52 weeks)
	(dollar amounts are in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Merchandise sales	$1,608,697		$1,643,948		$1,642,757		$1,598,168		$1,533,619
Service revenue	457,871		446,782		420,870		390,473		377,319
Total revenues	2,066,568		2,090,730		2,063,627		1,988,641		1,910,938
Costs of merchandise sales	1,108,359		1,159,994		1,154,322		1,110,380		1,084,804
Cost of service revenue	470,832		439,236		399,776		355,909		340,027
Gross profit from merchandise sales(10)	500,338	(1)	483,954	(3)	488,435	(5)	487,788	(7)	448,815	(8)
Gross (loss) profit from service revenue(10)	(12,961	)(1)	7,546	(3)	21,094	(5)	34,564	(7)	37,292	(8)
Total gross profit	487,377	(1)	491,500	(3)	509,529	(5)	522,352	(7)	486,107	(8)
Selling, general and administrative expenses	464,852		463,416		443,986		442,239		430,261
Pension settlement expense	—		17,753		—		—		—
Net (loss) gain from disposition of assets	(227)		1,323		27		2,467		1,213
Operating profit	22,298		11,654		65,570		82,580		57,059
Merger termination fees, net	—		42,816	(2)	—		—		—
Non-operating income	1,789		2,012		2,324		2,609		2,261
Interest expense	14,797		33,982	(4)	26,306		26,745		21,704	(9)
Earnings from continuing operations before income taxes and discontinued operations	9,290		22,500		41,588		58,444		37,616
Income tax expense	2,237		9,345		12,460	(6)	21,273	(6)	13,503
Earnings from continuing operations before discontinued operations	7,053		13,155		29,128		37,171		24,113
Discontinued operations, net of tax	(188)		(345)		(225)		(540)		(1,077	)(8)
Net earnings	6,865		12,810		28,903		36,631		23,036
BALANCE SHEET DATA
Working capital	$131,029		$126,505		$166,627		$203,367		$205,525
Current ratio	1.19 to 1		1.18 to 1		1.27 to 1		1.36 to 1		1.40 to 1
Merchandise inventories	$672,354		$641,208		$614,136		$564,402		$559,118
Property and equipment-net	$625,525		$657,270		$696,339		$700,981		$706,450
Total assets	$1,605,481		$1,603,949		$1,633,779		$1,556,672		$1,499,086
Long-term debt, excluding current maturities	$199,500		$198,000		$294,043		$295,122		$306,201
Total stockholders' equity	$548,065		$537,572		$504,329		$478,460		$443,295
DATA PER COMMON SHARE
Basic earnings from continuing operations before discontinued operations	$0.13		$0.25		$0.55		$0.71		$0.46
Basic earnings	0.13		0.24		0.54		0.70		0.44
Diluted earnings from continuing operations before discontinued operations	0.13		0.24		0.54		0.70		0.46
Diluted earnings	0.13		0.24		0.54		0.69		0.44
Cash dividends declared	—		—		0.12		0.12		0.12
Book value	10.30		10.12		9.56		9.10		8.46
Common share price range:
High	13.86		15.46		14.70		15.96		10.83
Low	10.29		8.67		8.18		7.86		2.76
OTHER STATISTICS
Return on average stockholders' equity(11)	1.3%		2.4%		5.8%		7.9%		5.3%
Common shares issued and outstanding	53,198,169		53,125,743		52,753,719		52,585,131		52,392,967
Capital expenditures	$53,982		$54,696		$74,746		$70,252		$43,214
Number of stores	799		758		738		621		587
Number of service bays	7,520		7,303		7,182		6,259		6,027

(1)
Includes an aggregate pretax charge of $7.7 million for asset impairment, of which $2.4 million was charged to merchandise cost of sales, $5.3 million was charged to service cost of sales.

(2)
In fiscal 2012, we recorded settlement proceeds, net of merger related costs of $42.8 million, resulting from the termination of the "go private" transaction.

(3)
Includes an aggregate pretax charge of $10.6 million for asset impairment, of which $5.1 million was charged to merchandise cost of sales, $5.5 million was charged to service cost of sales.

(4)
Includes $11.2 million of fees associated with debt refinancing.

(5)
Includes an aggregate pretax charge of $1.6 million for asset impairment, of which $0.6 million was charged to merchandise cost of sales, $1.0 million was charged to service cost of sales.

(6)
Includes a tax benefit of $3.6 million and $2.2 million in Fiscal 2011 and Fiscal 2010, respectively, due to the release of valuation allowances on state net operating loss carryforwards and credits.

(7)
Includes a pretax benefit of $5.9 million due to the reduction in reserve for excess inventory which reduced merchandise cost of sales and an aggregate pretax charge of $1.0 million for asset impairment, of which $0.8 million was charged to merchandise cost of sales and $0.2 million was charged to service cost of sales.

(8)
Includes an aggregate pretax charge of $3.1 million for asset impairment, of which $2.2 million was charged to merchandise cost of sales, $0.7 million was charged to service cost of sales and $0.2 million (pretax) was charged to discontinued operations.

(9)
Includes a gain from debt retirement of $6.2 million.

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

(11)
Return on average stockholders' equity is calculated by dividing net earnings (loss) for the period by average stockholders' equity for the year.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following discussion and analysis explains the results of our operations for fiscal 2013 and 2012 and developments affecting our financial condition as of February 1, 2014. This discussion and analysis below should be read in conjunction with Item 6 "Selected Consolidated Financial Data," and our consolidated financial statements and the notes included elsewhere in this report. The discussion and analysis contains "forward looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Forward looking statements include management's expectations regarding implementation of its long-term strategic plan, future financial performance, automotive aftermarket trends, levels of competition, business development activities, future capital expenditures, financing sources and availability and the effects of regulation and litigation. Actual results may differ materially from the results discussed in the forward looking statements due to a number of factors beyond our control, including those set forth under the section entitled "Item 1A Risk Factors" elsewhere in this report.

Introduction

        The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") has been the best place to shop and care for your car since it began operations in 1921. Approximately 19,000 associates are focused on delivering the best customer service in the automotive aftermarket to our customers across our nearly 800 locations located throughout the United States and Puerto Rico. Pep Boys satisfies all of a customer's automotive needs through our unique offering of service, tires, parts and accessories.

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

        In fiscal 2013, we opened or acquired 40 new Service & Tire Centers and seven new Supercenters and converted two Supercenters into Service & Tire Centers. We also closed two Service & Tire Centers and four Supercenters. As of February 1, 2014, we operated 568 Supercenters, 225 Service & Tire Centers and six Pep Express stores located in 35 states and Puerto Rico.

EXECUTIVE SUMMARY

        Net earnings for fiscal 2013 were $6.9 million, or $0.13 per share, as compared to $12.8 million, or $0.24 per share, reported for fiscal 2012. Excluding certain unusual items, the year over year profitability remained relatively flat as a decrease in total gross profit (due to 52 weeks of sales in fiscal 2013 versus 53 weeks in fiscal 2012) and higher selling, general and administrative expenses were offset by reduced interest expense.

        Excluding the fifty-third week in 2012, total revenues increased by 0.6%, or $11.9 million, as compared to the same period in the prior year due to increased contribution from our non-comparable store locations partially offset by a 1.3% decline in comparable store sales (sales generated by locations in operation during the same period of the prior year). This decrease in comparable store sales was comprised of a 1.6% increase in comparable store service revenue offset by a 2.1% decrease in comparable store merchandise sales.

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

        In the short-term, however, various factors within the economy affect both our customers and our industry, including the impact of the recent recession, continued high unemployment/underemployment and the restoration of payroll taxes to previous levels. Another macroeconomic factor affecting our customers and our industry is gasoline prices. Gasoline prices have not only increased to historical highs in recent years, but have also experienced significant spikes in prices during each year. We believe that these gasoline price trends challenge our customer's spending relative to discretionary and deferrable purchases. In addition, gasoline prices impact miles driven which, in turn, impact sales of our services and non-discretionary products. Recently, gasoline prices have been declining which should increase miles driven. We are encouraged that during calendar year 2013, miles driven, which favorably impacts sales of our services and non-discretionary products, grew 0.6%. However, given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends may continue, nor can we predict to what degree these trends will affect us in the future.

        Our primary response to fluctuations in customer demand is to adjust our product assortment, store staffing and advertising messages. We work continuously to make it easy for customers to choose us to do it for them and to expand our online efforts to make Pep Boys the most convenient place to shop for all of their automotive needs. As a result, sales from service appointments made online, tires purchased on-line and installed in our service bays and products purchased online for store pick up or home delivery grew 142% in fiscal 2013. In addition, our more focused customer-centered strategy to ensure that Pep Boys is the best place to shop and care for your car is beginning to take hold. In fiscal 2013, it led to increased customer traffic in our service center line of business. We are optimistic that our efforts to build long lasting relationships with all of our customers, along with offering solutions for all of their automotive needs, will yield consistent sales growth in all lines of business.

        For fiscal 2013 and beyond, we focused our efforts on ensuring that Pep Boys is the best place to shop and care for your car and have moved our entire business model towards a more focused customer centered strategy. See "ITEM 1 BUSINESS—BUSINESS STRATEGY."

RESULTS OF OPERATIONS

        The following discussion explains the material changes in our results of operations for the years ended February 1, 2014, February 2, 2013 and January 28, 2012.

Analysis of Statement of Operations

        The following table presents, for the periods indicated, certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period. Percentage changes are reflected as favorable or (unfavorable).

	Percentage of Total Revenues						Percentage Change
Year ended	Feb 1, 2014 (Fiscal 2013)		Feb 2, 2013 (Fiscal 2012)		Jan 28, 2012 (Fiscal 2011)		Fiscal 2013 vs. Fiscal 2012	Fiscal 2012 vs. Fiscal 2011
Merchandise sales	77.8%		78.6%		79.6%		(2.1)%	0.1%
Service revenue(1)	22.2		21.4		20.4		2.5	6.2

Total revenues	100.0		100.0		100.0		(1.2)	1.3

Costs of merchandise sales(2)	68.9	(3)	70.6	(3)	70.3	(3)	4.5	(0.5)
Costs of service revenue(2)	102.8	(3)	98.3	(3)	95.0	(3)	(7.2)	(9.9)
Total costs of revenues	76.4		76.5		75.3		1.3	(2.9)
Gross profit from merchandise sales	31.1	(3)	29.4	(3)	29.7	(3)	3.4	(0.9)
Gross (loss) profit from service revenue	(2.8	)(3)	1.7	(3)	5.0	(3)	(271.8)	(64.2)
Total gross profit	23.6		23.5		24.7		(0.8)	(3.5)
Selling, general and administrative expenses	22.5		22.2		21.5		(0.3)	(4.4)
Pension settlement expense	—		0.9		—		100.0	(100.0)
Net (loss) gain from disposition of assets	—		0.1		—		(117.2)	4772.6
Operating profit	1.1		0.6		3.2		91.3	(82.2)
Merger termination fees, net	—		2.1		—		(100.0)	100.0
Non-operating income	0.1		0.1		0.1		(11.1)	(13.5)
Interest expense	0.7		1.6		1.3		56.5	(29.2)
Earnings from continuing operations before income taxes	0.5		1.1		2.0		(58.7)	(45.9)
Income tax expense	24.1	(4)	41.5	(4)	30.0	(4)	76.1	(25.0)
Earnings from continuing operations	0.3		0.6		1.4		(46.4)	(54.8)
Discontinued operations, net of tax	—		—		—		45.5	53.0

Net earnings	0.3		0.6		1.4		(46.4)	(55.7)

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

Fiscal 2013 vs. Fiscal 2012

        Total revenue for fiscal 2013 decreased by $24.2 million, or 1.2%, to $2,066.6 million from $2,090.7 million for fiscal 2012. Excluding the fifty-third week in 2012, total revenue increased by $11.9 million, or 0.6%, while comparable sales decreased 1.3%. The decrease in comparable store sales was comprised of a 1.6% comparable service revenue increase offset by a 2.1% comparable merchandise sales decline. The decrease in comparable merchandise sales was primarily due to lower tires, oil and refrigerant sales. While our total revenues are favorably impacted by the opening of new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation.

        Our total online sales are currently an immaterial portion of our total sales and comparable store sales. Customer online purchases that are picked up at our stores are included in our comparable store sales calculation. Customer online purchases that are delivered to customers' homes are not included in our comparable store sales.

        Total merchandise sales decreased 2.1%, or $35.3 million, to $1,608.7 million for fiscal 2013, compared to $1,643.9 million for fiscal 2012. Excluding the fifty-third week in 2012, total merchandise sales declined 0.5%, or $7.6 million, while comparable merchandise sales decreased by 2.1%, or $34.1 million. Our non-comparable stores contributed an additional $26.5 million of merchandise revenue in fiscal 2013. The decrease in comparable store merchandise sales was driven primarily by lower tire, oil and refrigerant sales.

        Total service revenue increased 2.5%, or $11.1 million, to $457.9 million for fiscal 2013 from $446.8 million for fiscal 2012. Excluding the fifty-third week in 2012, total service revenue increased 4.5%, or $19.6 million, while comparable service revenue increased by 1.6%, or $6.9 million. Our non-comparable store locations contributed an additional $12.7 million of service revenues in fiscal 2013. The increase in comparable store service revenue was primarily due to an increase in the average transaction amount per customer.

        In our retail business, we believe that the difficult macroeconomic conditions continue to impact our customers and led to the comparable store customer counts decline of 4.9%, while we experienced an increase in the average transaction amount per customer resulting from higher selling prices of 1.8%. In our service business, we believe that we experienced a slight increase in comparable store customer counts due to the strength of our service offering and our promotion of oil changes. However, this shift in service sales mix towards lower cost oil changes slightly reduced the average transaction amount per service customer.

        Total gross profit decreased by $4.1 million, or 0.8%, to $487.4 million for fiscal 2013 from $491.5 million for fiscal 2012. Total gross profit margin increased to 23.6% for fiscal 2013 from 23.5% for fiscal 2012. Total gross profit for fiscal 2013 and 2012 included an asset impairment charge of $7.7 million and $10.6 million, respectively. Excluding this item from both years, total gross profit margin remained relatively flat at 24.0%.

        Gross profit from merchandise sales increased by $16.4 million, or 3.4%, to $500.3 million for fiscal 2013 from $484.0 million for fiscal 2012. Gross profit margin from merchandise sales increased to

31.1% for fiscal 2013 from 29.4% in fiscal 2012. Gross profit from merchandise sales in fiscal 2013 and 2012 included an asset impairment charge of $2.3 million and $5.1 million, respectively. Excluding this item from both years, gross profit margin from merchandise sales improved to 31.3% in fiscal 2013 from 29.8% in the prior year. The improvement over the prior year was primarily due to improved product margins in tires, brakes, batteries and oil.

        Gross margin loss from service revenue for fiscal 2013 widened by $20.5 million to a loss of $13.0 million from profit of $7.5 million for fiscal 2012. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials) and costs of service revenues includes the fully loaded service center payroll and related employee benefits and service center occupancy costs (rents, utilities and building maintenance). Excluding impairment charges of $5.3 million and $5.4 million in fiscal 2013 and 2012, respectively, gross margin from service revenue decreased by 460 basis points to a 1.7% loss in fiscal 2013 from 2.9% profit in fiscal 2012. The decrease in service revenue gross profit margin was primarily due to higher payroll and related expense of 320 basis points and higher occupancy costs of 154 basis points (depreciation and rent).

        Selling, general and administrative expenses as a percentage of total revenues increased to 22.5% for fiscal year 2013 from 22.2% for fiscal 2012. Selling, general and administrative expenses for fiscal 2013 increased $1.4 million, or 0.3%, to $464.9 million from $463.4 million for fiscal 2012. The increase as a percentage of sales reflects de-leveraging of selling, general and administrative expenses through reduced sales in fiscal 2013(fiscal 2012 included 53 weeks).

        In the fourth quarter of fiscal 2012, in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements, we contributed $14.1 million to fully fund our Defined Benefit Pension Plan on a termination basis and incurred a settlement charge of $17.8 million (see Note 13 to the Consolidated Financial Statements).

        In the fourth quarter of fiscal 2012, we sold our regional administration building in Los Angeles, CA, which resulted in a gain from disposition of assets, net of expenses, of $1.3 million.

        In the second quarter of fiscal 2012, we terminated our proposed "go private" transaction and recorded the settlement proceeds, net of merger related costs, of $42.8 million in the consolidated statement of operations and comprehensive income.

        Interest expense for fiscal 2013 was $14.8 million, a decrease of $19.2 million, from $34.0 million reported for fiscal 2012. Excluding refinancing costs of $0.4 million and $11.2 million in fiscal 2013 and 2012, respectively, interest declined by $8.4 million and reflects a lower interest rate on reduced total debt outstanding. In the third quarter of fiscal 2012, we refinanced our long term debt to reduce the amount outstanding by $95.1 million and in the fourth quarter of fiscal 2013, we further reduced the interest rate on our Senior Secured Term Loan by 75 basis points (See Note 5 to the Consolidated Financial Statements).

        Our income tax expense for fiscal 2013 was $2.2 million, or an effective rate of 24.1%, as compared to an expense of $9.3 million, or an effective rate of 41.5%, for fiscal 2012. The decrease in rate from period to period was primarily driven by a reduction in pre-tax income in relation to certain permanent tax items and tax credits. In addition, the rate was impacted by a change in foreign tax law enacted during fiscal 2013 and a favorable adjustment to deferred tax assets in our foreign operations.

        As a result of the foregoing, we had net earnings of $6.9 million for fiscal 2013 as compared to net earnings of $12.8 million for fiscal 2012. Our diluted earnings per share were $0.13 as compared to $0.24 in the prior year period.

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

Industry Comparison

        We operate in the U.S. automotive aftermarket, which has two general lines of business: (1) the Service business, defined as Do-It-For-Me (service labor, installed merchandise and tires) and (2) the Retail business, defined as Do-It-Yourself (retail merchandise) and commercial. Generally, specialized automotive retailers focus on either the Service or Retail area of the business. We believe that operation in both the Service and Retail areas differentiates us from our competitors. Although we manage our store performance at a store level in the aggregate, we believe that the following presentation, which includes the reclassification of revenue from merchandise that we install in customer vehicles to service center revenue, shows an accurate comparison against competitors within the two sales arenas. We compete in the Retail area of the business through our retail sales floor and commercial sales business. Our Service Center business competes in the Service area of the industry. The following table presents the revenues and gross profit for each area of the business.

	Fiscal Year ended
(dollar amounts in thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Service center revenue(1)	$1,110,958	$1,095,284	$1,038,714
Retail sales(2)	955,610	995,446	1,024,913

Total revenues	$2,066,568	$2,090,730	$2,063,627

Gross profit from service center revenue(3)	$209,853	$208,795	$220,314
Gross profit from retail sales(4)	277,524	282,705	289,213

Total gross profit	$487,377	$491,500	$509,527

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

CAPITAL & LIQUIDITY

Capital Resources and Needs

        Our cash requirements arise principally from (i) the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, (ii) debt service and (iii) contractual obligations. Cash flows realized through the sale of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by operating activities was $59.4 million in fiscal 2013, as compared to $88.5 million in the prior year. The $29.1 million decrease was due to an unfavorable change in operating assets and liabilities of $13.8 million and a decrease in net earnings, net of non-cash adjustments of $15.5 million. The change in operating assets and liabilities was primarily due to unfavorable changes in accrued expenses and other current assets of $10.3 million and other long-term liabilities of $6.8 million, partially offset by a favorable change in inventory, net of accounts payable, of $3.3 million. The decline in net earnings, net of non-cash adjustments, was primarily due to $42.8 million of merger termination fees recorded in the second quarter of 2012, partially offset by $11.2 million of refinancing costs and the $17.8 million pension settlement charge recorded in the third and fourth quarter of 2012, respectively.

        The unfavorable change in accrued expenses and other current assets was primarily due to a decrease in employee payroll and related benefit accruals of $8.4 million due to the timing of payments to employees and taxing authorities.

        Taking into consideration changes in our trade payable program liability (shown as cash flows from financing activities on the consolidated statements of cash flows), cash used in accounts payable was $11.5 million in fiscal 2013 as compared to cash generated from accounts payable of $65.5 million for fiscal 2012. The ratio of accounts payable, including our trade payable program, to inventory was 57.4% at February 1, 2014 and 61.5% at February 2, 2013. The $31.1 million increase in inventory from February 2, 2013 was primarily due to investment in our new stores, strategic initiatives like our speed shops and Superhub concepts, and new product offerings.

        Cash used in investing activities was $65.3 million in fiscal 2013 as compared to $52.8 million in the prior year period. Capital expenditures, including the acquisition of 18 Service and Tire Centers in Southern California for $10.7 million, were $64.7 million for fiscal 2013. Our fiscal 2013 capital expenditures also include the addition of 29 new locations, the conversion of 11 Supercenters into Superhubs, the addition of 63 Speed Shops within existing Supercenters and required expenditures for existing stores, offices and distribution centers. Capital expenditures for fiscal 2012 of $54.7 million included the addition of 20 Service & Tire Centers, six Supercenters, the conversion of seven Supercenters into Superhubs, the addition of 17 Speed Shops within existing Supercenters, and information technology enhancements including our eCommerce initiatives and parts catalog enhancements. In fiscal 2012, we sold our regional administrative office in Los Angeles, CA for approximately $5.6 million, net of closing costs. In addition, during fiscal 2013 and fiscal 2012 we invested, net of funds released, $0.7 million and $3.7 million, respectively, in a restricted account as collateral for retained liabilities included within existing insurance programs in lieu of previously outstanding letters of credit.

        Our targeted capital expenditures for fiscal 2014 are $80.0 million, which includes the planned addition of 30 Service & Tire Centers, three Supercenters, the addition of 25 speed shops within existing Supercenters, and the conversion of 41 stores to the new "Road Ahead" format. These expenditures are expected to be funded from cash on hand and net cash generated from operating activities. Additional capacity, if needed, exists under our existing line of credit.

        Cash used in financing activities was $19.8 million and $34.8 million in fiscal 2013 and 2012, respectively. The cash used in financing activities in fiscal 2013 was primarily related to net payments under our trade payable program of $19.9 million as compared to net borrowings of $64.5 million in the corresponding period of the prior year. The trade payable program is funded by various bank participants who have the ability, but not the obligation, to purchase, directly from our suppliers, account receivables owed by Pep Boys. In the second quarter of 2013, we increased the availability under our trade payable program from $175.0 million to $200.0 million. As of February 1, 2014 and February 2, 2013, we had an outstanding balance of $129.8 million and $149.7 million, respectively

(classified as trade payable program liability on the consolidated balance sheet). In the fourth quarter of fiscal 2012, our Board of Directors authorized a program to repurchase up to $50.0 million of our common stock. During fiscal 2013, we had common stock repurchases of $2.8 million plus principal payments of $2.0 million on our amended and restated Senior Secured Term Loan ("Term Loan"), that were offset by increased borrowings of $3.5 million on our revolving credit facility.

        During fiscal 2012, we had common stock repurchases of $0.3 million. In addition, during the third quarter of 2012, we increased the amount of our borrowing under our Term Loan from $150.0 million to $200.0 million and used those proceeds together with cash on hand to repay, in full, the $147.0 million principal amount then outstanding under our 7.5% Senior Subordinated Notes due 2014 and to settle our outstanding interest rate swap (see Note 5 to the Consolidated Financial Statements). As a result of the refinancing, we reduced our total debt by $95.1 million and extended its maturity to 2018. The Company recorded $6.5 million of deferred financing costs related to this refinancing. In the fourth quarter of fiscal 2013, the Company further amended the Term loan by reducing the interest rate by 75 basis points. The Company recorded $0.8 million of deferred financing costs related to this amendment. The reduction in the interest rate is anticipated to result in approximately $1.5 million in annualized interest savings.

        We anticipate that cash on hand and cash generated by operating activities will exceed our expected cash requirements in fiscal 2014. In addition, we expect to have excess availability under our existing revolving credit agreement during the entirety of fiscal 2014. As of February 1, 2014, we had availability on our revolving credit facility of $161.4 million. As of February 1, 2014 we had $33.4 million of cash and cash equivalents on hand.

        Our working capital was $131.0 million and $126.5 million at February 1, 2014 and February 2, 2013, respectively. Our total debt, net of cash on hand, as a percentage of our net capitalization, was 23.5% and 20.8% at February 1, 2014 and February 2, 2013, respectively.

  Contractual Obligations

        The following chart represents our total contractual obligations and commercial commitments as of February 1, 2014:

Contractual Obligations	Total	Within 1 year	From 1 to 3 years	From 3 to 5 years	After 5 years
	(dollars amounts in thousands)
Long-term debt(1)	$201,500	$2,000	$7,500	$192,000	—
Operating leases	770,622	111,025	199,813	165,249	294,535
Expected scheduled interest payments on long-term debt	41,961	9,080	17,903	14,978	—
Other long-term obligations(2)	13,062	—	—	—	—

Total contractual obligations	$1,027,145	$122,105	$225,216	$372,227	$294,535

(1)
Long-term debt includes current maturities.

(2)
Comprised of deferred compensation items of $5.4 million, income tax liabilities of $1.5 million and asset retirement obligations of $6.2 million. The above table does not reflect the timing of projected settlements for our recorded deferred compensation plan obligation, asset retirement obligation costs and income tax liabilities because we cannot make a reliable estimate of the timing of the related cash payments.

Commercial Commitments	Total	Within 1 year	From 1 to 3 years	From 3 to 5 years	After 5 years
	(dollar amounts in thousands)
Commercial letters of credit	$13,959	$13,959	$—	$—	$—
Standby letters of credit	30,872	30,752	120	—	—
Surety bonds	10,581	8,514	2,067	—	—
Purchase obligations(1)(2)	46,127	23,685	22,442	—	—

Total commercial commitments	$101,539	$76,910	$24,629	$—	$—

(1)
Our open purchase orders are based on current inventory or operational needs and are fulfilled by our suppliers within short periods of time. We currently do not have minimum purchase commitments under our supply agreements (other than (2) below) and generally, our open purchase orders (orders that have not been shipped) are not binding agreements. Those purchase obligations that are in transit from our suppliers at February 1, 2014 that we do not have legal title to are considered commercial commitments.

(2)
In fiscal 2013, we renewed our commercial commitment to purchase 6.3 million units of oil products at various prices over a three-year period. Based on our present consumption rate, we expect to meet the cumulative minimum purchase requirements under this contract in fiscal 2016.

  Senior Secured Term Loan due October 2018

        On October 11, 2012, we entered into the Second Amended and Restated Credit Agreement among the Company, Wells Fargo Bank, N.A., as Administrative Agent, and the other parties thereto that (i) increased the size of our Senior Secured Term Loan (the "Term Loan") to $200.0 million, (ii) extended the maturity of the Term Loan from October 27, 2013 to October 11, 2018, (iii) reset the interest rate under the Term Loan to the London Interbank Offered Rate (LIBOR), subject to a floor of 1.25%, plus 3.75% and (iv) added an additional 16 of our owned locations to the collateral pool securing the Term Loan. The amended and restated Term Loan is deemed to be substantially different than the prior Term Loan, and therefore the modification of the debt has been treated as a debt extinguishment.

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

        On November 12, 2013, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement. The First Amendment reduced the interest rate payable by the Company from (i) LIBOR, subject to a 1.25% floor, plus 3.75% to (ii) LIBOR, subject to a 1.25% floor, plus 3.00%. The reduction in the interest rate is anticipated to result in approximately $1.5 million in annualized interest savings.

        As of February 1, 2014, 142 stores collateralized the Term Loan. The amount outstanding under the Term Loan as of February 1, 2014 and February 2, 2013 was $198.0 million and $200.0 million, respectively.

  Revolving Credit Agreement, Through July 2016

        On January 16, 2009 we entered into the Revolving Credit Agreement among the Company, Bank of America, N.A., as Administrative Agent, and the other parties thereto providing for borrowings of up to $300.0 million and having a maturity of January 2014. Total incurred fees of $6.8 million were capitalized and are being amortized over the original five year life of the facility. On July 26, 2011, we amended and restated the Revolving Credit Agreement to reduce its interest rate by 75 basis points and to extend its maturity to July 2016. Our ability to borrow under the Revolving Credit Agreement is based on a specific borrowing base consisting of inventory and accounts receivable. The interest rate on this facility is LIBOR plus a margin of 2.00% to 2.50% for LIBOR rate borrowings or Prime plus 1.00% to 1.50% for Prime rate borrowings. The margin is based upon the then current availability under the facility. As of February 1, 2014, we had $3.5 million in borrowings outstanding under the facility and $44.8 million of availability was utilized to support outstanding letters of credit. Taking this into account and the borrowing base requirements (including reduction for amount outstanding under the supplier financing program), as of February 1, 2014 there was $161.4 million of availability remaining under the facility.

  Other Matters

        Our debt agreements require compliance with covenants. The most restrictive of these covenants, an earnings before interest, taxes, depreciation and amortization ("EBITDA") requirement, is triggered if the availability under our Revolving Credit Agreement plus unrestricted cash drops below $50.0 million. As of February 1, 2014, we were in compliance with all financial covenants contained in our debt agreements.

        The weighted average interest rate on all debt borrowings during fiscal 2013 and 2012 was 4.9% and 5.1%, respectively.

  Other Contractual Obligations

        We have a supplier financing program which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by us directly from our suppliers. In fiscal 2013, we increased the total availability under the program from $175.0 million to $200.0 million. There was an outstanding balance of $129.8 million and $149.7 million under this program as of February 1, 2014 and February 2, 2013, respectively.

        We have letter of credit arrangements in connection with our risk management and import merchandising programs. We had $13.9 million and $5.2 million of outstanding commercial letters of credit as of February 1, 2014 and February 2, 2013, respectively. We were contingently liable for $30.9 million and $32.2 million in outstanding standby letters of credit as of February 1, 2014 and February 2, 2013, respectively.

        We are also contingently liable for surety bonds in the amount of approximately $10.6 million and $11.5 million as of February 1, 2014 and February 2, 2013, respectively. The surety bonds guarantee certain of our payments (for example utilities, easement repairs, licensing requirements and customs fees).

  Off-balance Sheet Arrangements

        We lease certain property and equipment under operating leases and lease financings which contain renewal and escalation clauses, step rent provisions, capital improvements funding and other lease concessions. These provisions are considered in the calculation of our minimum lease payments which are recognized as expense on a straight-line basis over the applicable lease term. Any lease payments that are based upon an existing index or rate are included in our minimum lease payment calculations. During the current fiscal year, in connection with the acquisitions discussed in Note 2, we assumed additional lease obligations totaling $17.4 million over an average of 10 years. Total operating lease commitments as of February 1, 2014 were $770.6 million.

  Pension and Retirement Plans

        On December 31, 2008, we paid $14.4 million to terminate the defined benefit portion of our Supplemental Executive Retirement Plan (SERP) and recorded a $6.0 million settlement charge. We continue to maintain the non-qualified defined contribution portion of the SERP plan (the "Account Plan") for key employees designated by the Board of Directors. On January 31, 2014, the Account Plan was amended to eliminate the retirement plan contributions that have historically been made by the Company effective for calendar year 2015. Our contribution expense for the Account Plan was $0.8 million, $0.1 million and $0.3 million for fiscal 2013, 2012 and 2011, respectively.

        We have a qualified 401(k) savings plan and a separate savings plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 21 years of age with one or more years of service. We contribute the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation. For fiscal 2012 and 2011, our contributions were conditional upon the achievement of certain pre-established financial performance goals which were not met in fiscal 2012 or 2011. Employer contributions for fiscal 2013 were not conditional on any financial performance goals. Our savings plans' contribution expense was $3.5 million in fiscal 2013.

        During the fourth quarter of fiscal 2012, the Company terminated its defined benefit pension plan and contributed $14.1 million to fully fund the plan on a termination basis. Accordingly, the Company has no further defined benefit pension expense.

        The expense under these plans for fiscal 2013, 2012 and 2011 was $4.3 million, $19.3 million and $1.4 million, respectively. See Note 13 of the Notes to Consolidated Financial Statements in "Item 8 Financial Statements and Supplementary Data" for further discussion of our pension plans.

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

        We believe that the following represent our more critical estimates and assumptions used in the preparation of the consolidated financial statements:

  •
  Inventory is stated at lower of cost, as determined under the last-in, first-out (LIFO) method, or market. Our inventory, which consists primarily of automotive parts and accessories, is used on vehicles. Because of the relatively long lives of vehicles, along with our historical experience of returning most excess inventory to our suppliers for full credit, the risk of obsolescence is minimal. We establish a reserve for excess inventory for instances where less than full credit will be received for such returns and where we anticipate items will be sold at retail prices that are less than recorded costs. The reserve is based on management's judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where we received less than full credit from suppliers for product returns. If our estimates regarding excess inventory are inaccurate, we may incur losses or gains that could be material. A 10% difference in our inventory reserves as of February 1, 2014 would have affected net earnings by approximately $0.3 million in fiscal 2013.

  •
  We record reserves for future sales returns, customer incentives, warranty claims and inventory shrinkage. The reserves are based on expected returns of products and historical claims and inventory shrinkage experience. If actual experience differs from historical levels, revisions in our estimates may be required. A 10% change in these reserves at February 1, 2014 would have affected net earnings by approximately $0.8 million for fiscal 2013.

  •
  We have risk participation arrangements with respect to workers' compensation, general liability, automobile liability, other casualty coverage and health care insurance, including stop loss coverage with third party insurers to limit our total exposure. A reserve for the liabilities associated with these agreements is established using generally accepted actuarial methods followed in the insurance industry and our historical claims experience. The amounts included in our costs related to these arrangements are estimated and can vary based on changes in assumptions, claims experience or the providers included in the associated insurance programs. A 10% change in our self-insurance liabilities at February 1, 2014 would have affected net earnings by approximately $5.7 million for fiscal 2013.

  •
  At fiscal year end 2013, we had six reporting units, of which three included goodwill. We test the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year. Impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business.

    In conducting goodwill impairment testing, for any or all reporting units at the discretion of management, we may first evaluate qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount (also known as a "step zero" analysis). A two-step quantitative assessment is performed for each reporting unit evaluated if the qualitative assessment indicates that the carrying value more likely than not exceeds the fair value of the reporting unit, or if a qualitative assessment is not performed.

    The first step of the quantitative evaluation is to compare the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of goodwill. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, in accordance with accounting guidance, we are required to ensure that assumptions used to determine fair value in the analyses are consistent with the assumptions a market participant would use. As a result, the cost of capital and/or discount rates used may increase or decrease based on market conditions and trends, regardless of whether our cost of capital has changed. Therefore we may recognize an impairment even though cash flows are approximately the same or greater than forecasted amounts.

    There were no impairments as a result of our annual tests in the fourth quarter of fiscal year 2013, fiscal year 2012, and fiscal year 2011.

  •
  We periodically evaluate our long-lived assets for indicators of impairment. Management's judgments, including judgments related to store cash flows, are based on market and operating conditions at the time of evaluation. Future events could cause management's conclusion on impairment to change, requiring an adjustment of these assets to their then current fair market value.

  •
  We have a share-based compensation plan, which includes stock options and restricted stock units, or RSUs. We account for our share-based compensation plans on a fair value basis. We determine the fair value of our stock options at the date of the grant using the Black-Scholes option-pricing model. The RSUs are awarded at a price equal to the market price of our underlying stock on the date of the grant. In situations where we have granted stock options, performance share units ("PSUs") and RSUs, we have used Monte Carlo simulations in estimating the fair value of the award. The pricing model and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include the expected life of stock options, expected stock price volatility, future employee stock option exercise behaviors and the estimate of award forfeitures. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are different from these assumptions, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. In addition, significant changes in these assumptions could materially impact our share-based compensation expense on future awards. A 10% change in our share-based compensation expense for fiscal 2013 would have affected net earnings by approximately $0.2 million.

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

RECENT ACCOUNTING STANDARDS

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 states that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, if available at the reporting date under the applicable tax law to settle any additional income taxes that would result from the disallowance of a tax position. If the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company's consolidated financial statements.

        In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, companies are required to report significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements, and is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company's consolidated financial statements.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have market rate exposure in our financial instruments due to changes in interest rates and prices.

Variable and Fixed Rate Debt

        Our primary market risk exposure with regard to financial instruments is due to changes in interest rates. Pursuant to the terms of our Revolving Credit Agreement, changes in daily LIBOR could affect the rates at which we could borrow funds thereunder. At February 1, 2014, there was $3.5 million in outstanding borrowings under the agreement. Additionally, we have a $200.0 million Term Loan that was amended on November 12, 2013 to reduce the interest rate payable by the Company from LIBOR, subject to a 1.25% floor, plus 3.75% to LIBOR, subject to a 1.25% floor, plus 3.00%. Excluding our interest rate swap, a one percent change in the LIBOR rate would have affected net earnings by approximately $1.5 million for fiscal 2013. The risks related to changes in the LIBOR rate are substantially mitigated by our interest rate swap.

        The fair value of our long-term debt including current maturities was $203.7 million at February 1, 2014. We determine fair value on our fixed rate debt by using quoted market prices and current interest rates.

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

        As of February 1, 2014 and February 2, 2013, the fair value of the new interest rate swaps was a net $0.6 million asset and a $1.6 million payable, respectively. The swap value is recorded within other long-term assets or other long-term liabilities on the balance sheet.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pep Boys—Manny, Moe & Jack
Philadelphia, Pennsylvania

        We have audited the accompanying consolidated balance sheets of The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 1, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pep Boys—Manny, Moe & Jack and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 17, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
April 17, 2014

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

	February 1, 2014	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$33,431	$59,186
Accounts receivable, less allowance for uncollectible accounts of $1,320 and $1,302	25,152	23,897
Merchandise inventories	672,354	641,208
Prepaid expenses	29,282	28,908
Other current assets	63,405	60,438
Assets held for disposal	2,013	—

Total current assets	825,637	813,637

Property and equipment—net of accumulated depreciation of $1,227,121 and $1,162,909	625,525	657,270
Goodwill	56,794	46,917
Deferred income taxes	57,686	47,691
Other long-term assets	39,839	38,434

Total assets	$1,605,481	$1,603,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$256,031	$244,696
Trade payable program liability	129,801	149,718
Accrued expenses	237,403	232,277
Deferred income taxes	69,373	58,441
Current maturities of long-term debt	2,000	2,000

Total current liabilities	694,608	687,132

Long-term debt less current maturities	199,500	198,000
Other long-term liabilities	48,485	53,818
Deferred gain from asset sales	114,823	127,427
Stockholders' equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	297,009	295,679
Retained earnings	432,332	430,148
Accumulated other comprehensive income (loss)	379	(980)
Treasury stock, at cost—15,358,872 shares and 15,431,298 shares	(250,212)	(255,832)

Total stockholders' equity	548,065	537,572

Total liabilities and stockholders' equity	$1,605,481	$1,603,949

See notes to the consolidated financial statements.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(dollar amounts in thousands, except per share data)

Year ended	February 1, 2014 (52 weeks)	February 2, 2013 (53 weeks)	January 28, 2012 (52 weeks)
Merchandise sales	$1,608,697	$1,643,948	$1,642,757
Service revenue	457,871	446,782	420,870

Total revenues	2,066,568	2,090,730	2,063,627

Costs of merchandise sales	1,108,359	1,159,994	1,154,322
Costs of service revenue	470,832	439,236	399,776

Total costs of revenues	1,579,191	1,599,230	1,554,098

Gross profit from merchandise sales	500,338	483,954	488,435
Gross (loss) profit from service revenue	(12,961)	7,546	21,094

Total gross profit	487,377	491,500	509,529

Selling, general and administrative expenses	464,852	463,416	443,986
Pension settlement expense	—	17,753	—
Net (loss) gain from disposition of assets	(227)	1,323	27

Operating profit	22,298	11,654	65,570
Merger termination fees, net	—	42,816	—
Non-operating income	1,789	2,012	2,324
Interest expense	14,797	33,982	26,306

Earnings from continuing operations before income taxes and discontinued operations	9,290	22,500	41,588
Income tax expense	2,237	9,345	12,460

Earnings from continuing operations before discontinued operations	7,053	13,155	29,128
Loss from discontinued operations, net of tax benefit of $102, $186 and $121	(188)	(345)	(225)

Net earnings	6,865	12,810	28,903

Basic earnings per share:
Earnings from continuing operations before discontinued operations	$0.13	$0.25	$0.55
Loss from discontinued operations, net of tax	—	(0.01)	(0.01)

Basic earnings per share	$0.13	$0.24	$0.54

Diluted earnings per share:
Earnings from continuing operations before discontinued operations	$0.13	$0.24	$0.54
Loss from discontinued operations, net of tax	—	—	—

Diluted earnings per share	$0.13	$0.24	$0.54

Other comprehensive income:
Defined benefit plan adjustment, net of tax	—	9,696	(3,120)
Derivative financial instrument adjustment, net of tax	1,359	6,973	2,499

Other comprehensive income	1,359	16,669	(621)

Total comprehensive income	$8,224	$29,479	$28,282

See notes to the consolidated financial statements.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollar amounts in thousands, except share data)

	Common Stock				Treasury Stock		Accumulated Other Comprehensive (Loss)/Income
			Additional Paid-in Capital	Retained Earnings				Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance, January 29, 2011	68,557,041	$68,557	$295,361	$402,600	(15,971,910)	$(271,030)	$(17,028)	$478,460

Comprehensive income:
Net earnings				28,903				28,903
Changes in net unrecognized other postretirement benefit costs, net of tax of $(1,872)							(3,120)	(3,120)
Fair market value adjustment on derivatives, net of tax of $1,499							2,499	2,499

Total comprehensive income								28,282
Cash dividends ($.12 per share)				(6,344)				(6,344)
Effect of stock options and related tax benefits				(900)	45,321	1,223		323
Effect of employee stock purchase plan				(335)	20,963	566		231
Effect of restricted stock unit conversions			(2,136)		70,228	1,897		(239)
Stock compensation expense			3,237					3,237
Dividend reinvestment plan				(487)	32,076	866		379

Balance, January 28, 2012	68,557,041	$68,557	$296,462	$423,437	(15,803,322)	$(266,478)	$(17,649)	$504,329

Comprehensive income:
Net earnings				12,810				12,810
Changes in net unrecognized other postretirement benefit costs, net of tax of $5,729							9,696	9,696
Fair market value adjustment on derivatives, net of tax of $4,208							6,973	6,973

Total comprehensive income								29,479
Effect of stock options and related tax benefits			375	(5,494)	274,769	7,418		2,299
Effect of employee stock purchase plan				(605)	39,552	1,067		462
Effect of restricted stock unit conversions			(2,457)		92,703	2,503		46
Stock compensation expense			1,299					1,299
Treasury stock repurchases					(35,000)	(342)		(342)

Balance, February 2, 2013	68,557,041	$68,557	$295,679	$430,148	(15,431,298)	$(255,832)	$(980)	$537,572

Comprehensive income:
Net earnings				6,865				6,865
Fair market value adjustment on derivatives, net of tax of $814							1,359	1,359

Total comprehensive income								8,224
Effect of stock options and related tax benefits			(135)	(3,742)	188,652	5,093		1,216
Effect of employee stock purchase plan				(939)	62,547	1,688		749
Effect of restricted stock unit conversions			(1,527)		58,851	1,589		62
Stock compensation expense			2,992					2,992
Treasury stock repurchases					(237,624)	(2,750)		(2,750)

Balance, February 1, 2014	68,557,041	$68,557	$297,009	$432,332	(15,358,872)	$(250,212)	$379	$548,065

See notes to the consolidated financial statements.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Cash flows from operating activities:
Net earnings	$6,865	$12,810	$28,903
Adjustments to reconcile net earnings to net cash provided by continuing operations:
Net loss from discontinued operations	188	345	225
Depreciation	78,439	79,104	79,390
Amortization of deferred gain from asset sales	(12,604)	(12,846)	(12,602)
Amortization of deferred financing costs	2,993	4,431	2,538
Stock compensation expense	2,992	1,299	3,237
Deferred income taxes	(79)	7,576	10,301
Net loss (gain) from dispositions of assets	227	(1,323)	(27)
Loss from asset impairment	7,659	10,555	1,619
Other	(493)	(269)	(421)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Increase in accounts receivable, prepaid expenses and other	(6,511)	(602)	(147)
Increase in merchandise inventories	(31,146)	(27,074)	(42,756)
Increase in accounts payable	8,378	984	24,871
Increase (decrease) in accrued expenses	6,115	10,481	(18,745)
(Decrease) increase in other long-term liabilities	(3,345)	3,487	(2,463)

Net cash provided by continuing operations	59,678	88,958	73,923
Net cash used in discontinued operations	(274)	(467)	(273)

Net cash provided by operating activities	59,404	88,491	73,650

Cash flows from investing activities:
Capital expenditures	(53,982)	(54,696)	(74,746)
Proceeds from dispositions of assets	21	5,588	515
Additions to collateral investment	(2,312)	(3,654)	(7,638)
Release of collateral investment	1,650	—	—
Acquisitions, net of cash acquired.	(10,694)	—	(42,901)
Premiums paid on life insurance policies	—	—	(837)

Net cash used in investing activities	(65,317)	(52,762)	(125,607)

Cash flows from financing activities:
Borrowings under line of credit agreements	40,745	2,319	5,721
Payments under line of credit agreements	(37,245)	(2,319)	(5,721)
Borrowings on trade payable program liability	154,985	179,751	144,180
Payments on trade payable program liability	(174,902)	(115,247)	(115,253)
Payments for finance issuance costs	(770)	(6,520)	(2,441)
Borrowings under new debt	—	200,000	—
Debt payments	(2,000)	(295,122)	(1,079)
Dividends paid	—	—	(6,344)
Repurchase of common stock	(2,750)	(342)	—
Proceeds from stock issuance	2,095	2,693	898

Net cash (used in) provided by financing activities	(19,842)	(34,787)	19,961

Net (decrease) increase in cash and cash equivalents	(25,755)	942	(31,996)
Cash and cash equivalents at beginning of year	59,186	58,244	90,240

Cash and cash equivalents at end of year	$33,431	$59,186	$58,244

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$12,027	$31,290	$23,097
Cash received from income tax refunds	1,251	108	479
Cash paid for income taxes	4,377	2,826	1,150
Non-cash investing activities:
Accrued purchases of property and equipment	3,467	1,371	1,400

See notes to the consolidated financial statements.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The Pep Boys—Manny, Moe & Jack and subsidiaries' (the "Company") consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of the Company's financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs and expenses, as well as the disclosure of contingent assets and liabilities and other related disclosures. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of the Company's assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and the Company includes any revisions to its estimates in the results for the period in which the actual amounts become known.

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

        FISCAL YEAR END    The Company's fiscal year ends on the Saturday nearest to January 31. Fiscal 2013 and Fiscal 2011, which ended February 2, 2014 and January 28, 2012, respectively, were comprised of 52 weeks. Fiscal 2012, which ended February 2, 2013, was comprised of 53 weeks.

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

        ACCOUNTS RECEIVABLE    Accounts receivable are primarily comprised of amounts due from commercial customers. The Company records an allowance for doubtful accounts based on an evaluation of the credit worthiness of its customers. The allowance is reviewed for adequacy at least quarterly and adjusted as necessary. Specific accounts are written off against the allowance when management determines the account is uncollectible.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        MERCHANDISE INVENTORIES    Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $579.8 million and $565.8 million as of February 1, 2014 and February 2, 2013, respectively. During fiscal 2013, 2012 and 2011, the effect of LIFO layer liquidations on gross profit was immaterial.

        The Company's inventory, consisting primarily of automotive tires, parts, and accessories, is used on vehicles typically having long lives. Because of this, and combined with the Company's historical experience of returning excess inventory to the Company's suppliers for full credit, the risk of obsolescence is minimal. The Company establishes a reserve for excess inventory for instances where less than full credit will be received for such returns or where the Company anticipates items will be sold at retail prices that are less than recorded costs. The reserve is based on management's judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where the Company received less than full credit from suppliers for product returns. The Company also provides for estimated inventory shrinkage based on historical levels and the results of its cycle counting program. The Company's inventory adjustments for these matters were immaterial for fiscal 2013 and fiscal 2012. In future periods, the company may be exposed to material losses should the company's suppliers alter their policies with regard to accepting excess inventory returns.

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

(dollar amounts in thousands)	February 1, 2014	February 2, 2013
Land	$202,038	$203,386
Buildings and improvements	888,389	885,389
Furniture, fixtures and equipment	760,170	728,122
Construction in progress	2,049	3,282
Accumulated depreciation	(1,227,121)	(1,162,909)

Property and equipment—net	$625,525	$657,270

        GOODWILL    At fiscal year end 2013, the Company had six reporting units, of which three included goodwill. The Company tests the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year. Impairment reviews may also be triggered by any significant events or changes in circumstances affecting the Company's business.

        In conducting goodwill impairment testing, for any or all reporting units at the discretion of management, the Company may first evaluate qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount (also known as a "step zero" analysis). A two-step quantitative assessment is performed for each reporting unit evaluated if the

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

qualitative assessment indicates that the carrying value more likely than not exceeds the fair value of the reporting unit, or if a qualitative assessment is not performed.

        The first step of the quantitative evaluation is to compare the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of goodwill. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in the Company's cash flow models, but may also negatively impact other assumptions used in the Company's analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, in accordance with accounting guidance, the Company is required to ensure that assumptions used to determine fair value in the analyses are consistent with the assumptions a market participant would use. As a result, the cost of capital and/or discount rates used may increase or decrease based on market conditions and trends, regardless of whether the Company's cost of capital has changed. Therefore the Company may recognize an impairment even though cash flows are approximately the same or greater than forecasted amounts.

        There were no impairments as a result of the Company's annual tests in the fourth quarter of fiscal year 2013, fiscal year 2012, and fiscal year 2011.

        OTHER INTANGIBLE ASSETS    The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives.

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        TRADE PAYABLE PROGRAM LIABILITY    The Company has a trade payable program which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by the Company directly from its suppliers. The Company, in turn, makes the regularly scheduled full supplier payments to the bank participants.

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

        REVENUE RECOGNITION    The Company recognizes revenue from the sale of merchandise at the time the merchandise is sold and the product is delivered to the customer, net of an allowance for estimated future returns. Service revenues are recognized on completion of the service. Service revenue consists of the labor charged for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials. The Company records revenue net of an allowance for estimated future returns. The Company establishes reserves for sales returns and allowances based on current sales levels and historical return rates. Revenue from gift card sales is recognized on gift card redemption. The Company's gift cards do not have expiration dates. The Company recognizes breakage on gift cards when, among other things, sufficient gift card history is available to estimate potential breakage and the Company determines there are no legal obligations to remit the value of unredeemed gift cards to the relevant jurisdictions. Estimated gift card breakage revenue is immaterial for all periods presented.

        The Company's Customer Loyalty program allows members to earn points for each qualifying purchase. Points earned allow members to receive a certificate that may be redeemed on future purchases within 120 days of issuance. The retail value of points earned by loyalty program members is included in accrued liabilities as deferred income and recorded as a reduction of revenue at the time the points are earned, based on the historic and projected rate of redemption. The Company recognizes deferred revenue and the cost of the free products distributed to loyalty program members

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

when the awards are redeemed. The cost of the free products distributed to program members is recorded within costs of revenues.

        A portion of the Company's transactions includes the sale of auto parts that contain a core component. These components represent the recyclable portion of the auto part. Customers are not charged for the core component of the new part if a used core is returned at the point of sale of the new part; otherwise the Company charges customers a specified amount for the core component. The Company refunds that same amount if the customer returns a used core to the store at a later date. The Company does not recognize sales or cost of sales for the core component of these transactions when a used part is returned by the customer at the point of sale.

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

        VENDOR SUPPORT FUNDS    The Company receives various incentives in the form of discounts and allowances from its suppliers based on purchases or for services that the Company provides to the suppliers. These incentives received from suppliers include rebates, allowances and promotional funds and are generally based on a percentage of the gross amount purchased. Funds are recorded when title of goods purchased have transferred to the Company as the amount is known and not contingent on future events. The amount of funds to be received are subject to supplier agreements and ongoing negotiations that may be impacted in the future based on changes in market conditions, supplier marketing strategies and changes in the profitability or sell-through of the related merchandise for the Company.

        Generally vendor support funds are earned based on purchases or product sales. These incentives are treated as a reduction of inventories and are recognized as a reduction to cost of sales as the inventories are sold. Certain supplier allowances are used exclusively for promotions and to offset certain other direct expenses if the Company determines the allowances are for specific, identifiable incremental expenses. Vendor support funds used to offset direct advertising costs were immaterial for fiscal years 2013, 2012, and 2011.

        WARRANTY RESERVE    The Company provides warranties for both its merchandise sales and service labor. Warranties for merchandise are generally covered by the respective suppliers with the Company covering any costs above the supplier's stipulated allowance. Service labor is warranted in full by the Company for a limited specific time period. The Company establishes its warranty reserves based on historical experience. These costs are included in either costs of merchandise sales or costs of service revenue in the consolidated statement of operations.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The reserve for warranty activity for the years ended February 1, 2014 and February 2, 2013, respectively, are as follows:

(dollar amounts in thousands)
Balance, January 28, 2012	$673
Additions related to sales in the current year	11,920
Warranty costs incurred in the current year	(11,729)

Balance, February 2, 2013	864
Additions related to sales in the current year	13,748
Warranty costs incurred in the current year	(13,930)

Balance, February 1, 2014	$682

        ADVERTISING    The Company expenses the costs of advertising the first time the advertising takes place. Gross advertising expense for fiscal 2013, 2012 and 2011 was $62.8 million, $63.3 million and $54.9 million, respectively, and is recorded within selling, general and administrative expenses. No advertising costs were recorded as assets as of February 1, 2014 or February 2, 2013.

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

        ACCOUNTING FOR STOCK-BASED COMPENSATION    At February 1, 2014, the Company has two stock-based employee compensation plans, which are described in Note 14, "Equity Compensation Plans." Compensation costs relating to share-based payment transactions are recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award).

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        COMPREHENSIVE INCOME    Other comprehensive income includes changes in the pension liability and fair market value of cash flow hedges.

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

        SEGMENT INFORMATION    The Company has six operating segments defined by geographic regions which are Northeast, Mid-Atlantic, Southeast, Central, West and Southern CA. Each segment serves both DIY and DIFM lines of business. The Company aggregates all of its operating segments and has one reportable segment. Sales by major product categories are as follows:

	52 weeks ended	53 weeks ended	52 weeks ended
(dollar amounts in thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Parts and accessories	$1,238,384	$1,252,617	$1,259,500
Tires	370,313	391,331	383,257
Service labor	457,871	446,782	420,870

Total revenues	$2,066,568	$2,090,730	$2,063,627

        SIGNIFICANT SUPPLIERS    During fiscal 2013, the Company's ten largest suppliers accounted for approximately 45% of merchandise purchased. Only one supplier accounted for more than 10% of the Company's purchases. Other than a commitment to purchase 6.3 million units of oil products at various prices over a three-year period, the Company has no long-term contracts or minimum purchase commitments under which the Company is required to purchase merchandise. Open purchase orders are based on current inventory or operational needs and are fulfilled by suppliers within short periods of time and generally are not binding agreements.

        SELF INSURANCE    The Company has risk participation arrangements with respect to workers' compensation, general liability, automobile liability, and other casualty coverages. The Company has a wholly owned captive insurance subsidiary through which it reinsures this retained exposure. This subsidiary uses both risk sharing treaties and third party insurance to manage this exposure. The Company records both liabilities and reinsurance receivables using actuarial methods utilized in the insurance industry based upon historical claims experience. For the duration of fiscal 2013, the Company self insured certain employee-related health care benefit liabilities. The Company maintains stop loss coverage with third party insurers through which it reinsures certain of its casualty and health care benefit liabilities. The Company's stop loss coverage receivables were immaterial as of February 1, 2014 and February 2, 2013. As of February 1, 2014, the Company moved to a premium based health insurance program with third party providers.

        RECLASSIFICATION    Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on reported totals for assets, liabilities, shareholders' equity, cash flows or net income.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING STANDARDS

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 states that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, if available at the reporting date under the applicable tax law to settle any additional income taxes that would result from the disallowance of a tax position. If the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company's consolidated financial statements.

        In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, companies are required to report significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements, and is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company's consolidated financial statements.

NOTE 2—ACQUISITIONS

        During the third quarter of 2013, the Company paid $10.7 million to purchase 18 Service & Tire Centers located in Southern California from AKH Company, Inc., which had operated under the name Discount Tire Centers. This acquisition was financed using cash on hand. Collectively, the acquired stores produced approximately $26.1 million in sales annually based on unaudited pre-acquisition historical information. Revenues attributable to the acquired stores are currently immaterial to date. The results of operations of these acquired stores are included in the Company's results of operations as of the date of acquisition.

        The Company expensed all costs related to this acquisition during Fiscal 2013. The total costs related to this acquisition were immaterial and are included in the consolidated statement of operations within selling, general and administrative expenses.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 2—ACQUISITIONS (Continued)

        The Company has recorded its initial accounting for this acquisition in accordance with accounting guidance on business combinations. The purchase price of the acquisition was preliminarily allocated to tangible assets of approximately $0.8 million and $0.1 million in intangible assets, with the remaining $9.9 million recorded as goodwill. The goodwill was primarily related to growth opportunities and assembled workforces, and is deductible for tax purposes. The Company expects to finalize its purchase price allocation by the end of the 2nd quarter of fiscal 2014. The Company believes that any subsequent adjustments to the purchase price allocation will not be material.

        As the acquisition was immaterial to the Company's operating results for year ended February 1, 2014, pro forma results of operations are not disclosed.

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

        The Company has recorded its accounting for these acquisitions in accordance with accounting guidance on business combinations. The acquisitions resulted in goodwill related to, among other things, growth opportunities and assembled workforces. A portion of the goodwill is expected to be deductible for tax purposes. The Company has recorded finite-lived intangible assets at their estimated fair value related to trade names, favorable and unfavorable leases.

        The Company expensed all costs related to these acquisitions during fiscal 2011. The total costs related to these acquisitions were $1.5 million and are included in the consolidated statement of operations within selling, general and administrative expenses.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 2—ACQUISITIONS (Continued)

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 3—OTHER CURRENT ASSETS

        The following are the components of other current assets:

(dollar amounts in thousands)	February 1, 2014	February 2, 2013
Reinsurance receivable	$61,182	$59,160
Income taxes receivable	1,643	668
Other	580	610

Total	$63,405	$60,438

NOTE 4—ACCRUED EXPENSES

        The following are the components of accrued expenses:

(dollar amounts in thousands)	February 1, 2014	February 2, 2013
Casualty and medical risk insurance	$153,830	$152,606
Accrued compensation and related taxes	30,645	27,641
Sales tax payable	12,245	11,556
Other	40,683	40,474

Total	$237,403	$232,277

NOTE 5—DEBT AND FINANCING ARRANGEMENTS

        The following are the components of debt and financing arrangements:

(dollar amounts in thousands)	February 1, 2014	February 2, 2013
Senior Secured Term Loan, due October 2018	$198,000	$200,000
Revolving Credit Agreement, through July 2016	3,500	—

Long-term debt	201,500	200,000
Current maturities	(2,000)	(2,000)

Long-term debt less current maturities	$199,500	$198,000

  Senior Secured Term Loan due October 2018

        On October 11, 2012, the Company entered into the Second Amended and Restated Credit Agreement among the Company, Wells Fargo Bank, N.A., as Administrative Agent, and the other parties thereto that (i) increased the size of the Company's Senior Secured Term Loan (the "Term Loan") to $200.0 million, (ii) extended the maturity of the Term Loan from October 27, 2013 to October 11, 2018, (iii) reset the interest rate under the Term Loan to the London Interbank Offered Rate (LIBOR), subject to a floor of 1.25%, plus 3.75% and (iv) added an additional 16 of the Company's owned locations to the collateral pool securing the Term Loan. The amended and restated Term Loan was deemed to be substantially different than the prior Term Loan, and therefore the

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 5—DEBT AND FINANCING ARRANGEMENTS (Continued)

modification of the debt was treated as a debt extinguishment. The Company recorded $6.5 million of deferred financing costs related to the Second Amended and Restated Credit Agreement.

        Net proceeds from the fiscal 2012 amendment and restatement of the Term Loan together with cash on hand were used to settle the Company's outstanding interest rate swap on the Term Loan as structured prior to its amendment and restatement and to satisfy and discharge all of the Company's outstanding 7.5% Senior Subordinated Notes ("Notes") due 2014. The settlement of the interest rate swap resulted in the reclassification of $7.5 million of accumulated other comprehensive loss to interest expense. The Company recognized, in interest expense, $1.9 million of deferred financing costs related to the Notes and the Term Loan as structured prior to its amendment and restatement. The interest payment and the swap settlement payment are presented within cash flows from operations on the consolidated statement of cash flows.

        On October 11, 2012, the Company entered into two new interest rate swaps for a notional amount of $50.0 million each that together were designated as a cash flow hedge on the first $100.0 million of the Term Loan. The interest rate swaps convert the variable LIBOR portion of the interest payments due on the first $100.0 million of the Term Loan to a fixed rate of 1.855%.

        On November 12, 2013, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement. The First Amendment reduced the interest rate payable by the Company from (i) LIBOR, subject to a 1.25% floor, plus 3.75% to (ii) LIBOR, subject to a 1.25% floor, plus 3.00%. The Company recorded $0.8 million of deferred financing costs related to the First Amendment.

        As of February 1, 2014, 142 stores collateralized the Term Loan. The amount outstanding under the Term Loan as of February 1, 2014 and February 2, 2013 was $198.0 million and $200.0 million, respectively.

  Revolving Credit Agreement Through July 2016

        The Company has a Revolving Credit Agreement among the Company, Bank of America, N.A., as Administrative Agent, and the other parties thereto providing for borrowings of up to $300.0 million and having a maturity of July 2016. The interest rate on this facility is LIBOR plus a margin of 2.00% to 2.50% for LIBOR rate borrowings or Prime plus 1.00% to 1.50% for Prime rate borrowings. The margin is based upon the then current availability under the facility. As of February 1, 2014, the Company had $3.5 million outstanding under the facility and $44.8 million of availability was utilized to support outstanding letters of credit. Taking into account the borrowing base requirements (including reduction for amounts outstanding under the supplier financing program), as of February 1, 2014 there was $161.4 million of availability remaining under the facility.

  Other Matters

        The Company's debt agreements require compliance with covenants. The most restrictive of these covenants, an earnings before interest, taxes, depreciation and amortization ("EBITDA") requirement, is triggered if the Company's availability under its Revolving Credit Agreement plus unrestricted cash drops below $50.0 million. As of February 1, 2014, the Company was in compliance with all financial

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 5—DEBT AND FINANCING ARRANGEMENTS (Continued)

covenants contained in its debt agreements. The weighted average interest rate on all debt borrowings during fiscal 2013 and 2012 was 4.9% and 5.1%, respectively.

        The Company has a supplier financing program with availability up to $200.0 million which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by the Company directly from suppliers. The Company, in turn, makes the regularly scheduled full supplier payments to the bank participants. The outstanding balance under the program was $129.8 million and $149.7 million under the program as of February 1, 2014 and February 2, 2013, respectively.

        The Company has letter of credit arrangements in connection with its risk management and import merchandising programs. The Company had $13.9 million and $5.2 million outstanding commercial letters of credit as of February 1, 2014 and February 2, 2013, respectively. The Company was contingently liable for $30.9 million and $32.2 million in outstanding standby letters of credit as of February 1, 2014 and February 2, 2013, respectively.

        The Company is also contingently liable for surety bonds in the amount of approximately $10.6 million and $11.5 million as of February 1, 2014 and February 2, 2013, respectively. The surety bonds guarantee certain payments (for example utilities, easement repairs, licensing requirements and customs fees).

        The annual maturities of long-term debt, for the next five fiscal years are:

(dollar amounts in thousands) Fiscal Year	Long-Term Debt
2014	$2,000
2015	2,000
2016	5,500
2017	2,000
2018	190,000
Thereafter	—

Total	$201,500

        Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt obligations and are considered a level 2 measure under the fair value hierarchy. The estimated fair value of long-term debt including current maturities was $203.7 million and $203.5 million as of February 1, 2014 and February 2, 2013, respectively.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 6—LEASE AND OTHER COMMITMENTS

        In fiscal 2013, in connection with the acquisitions discussed in Note 2, the Company assumed additional lease obligations totaling $17.4 million over an average of 10 years. The aggregate minimum rental payments for all leases having initial terms of more than one year are as follows:

(dollar amounts in thousands) Fiscal Year	Operating Leases
2014	$111,025
2015	103,824
2016	95,989
2017	88,129
2018	77,120
Thereafter	294,535

Aggregate minimum lease payments	$770,622

        Rental expense incurred for operating leases in fiscal 2013, 2012, and 2011 was $102.3 million, $97.9 million and $91.6 million, respectively, and are recorded primarily in cost of revenues. The deferred gain for all sale leaseback transactions is being recognized as a reduction of costs of merchandise sales and costs of service revenues over the minimum term of these leases.

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

        The Company has recorded a liability pertaining to the asset retirement obligation in other long-term liabilities on its consolidated balance sheet. Changes in assumptions reflect favorable

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 7—ASSET RETIREMENT OBLIGATIONS (Continued)

experience with the rate of occurrence of obligations and expected settlement dates. The liability for asset retirement obligations activity from January 28, 2012 through February 1, 2014 is as follows:

(dollar amounts in thousands)
Asset retirement obligation at January 28, 2012	$5,875
Additions	89
Change in assumptions	(288)
Settlements	(11)
Accretion expense	298

Asset retirement obligation at February 2, 2013	5,963
Additions	245
Change in assumptions	(287)
Settlements	(12)
Accretion expense	334

Asset retirement obligation at February 1, 2014	$6,243

NOTE 8—INCOME TAXES

        The components of income from continuing operations before income taxes are as follows:

	Year Ended
(dollar amounts in thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Domestic	$8,533	$14,577	$36,634
Foreign	757	7,923	4,954

Total	$9,290	$22,500	$41,588

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 8—INCOME TAXES (Continued)

        The provision for income taxes includes the following:

	Year Ended
(dollar amounts in thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Current:
Federal	$(267)	$(338)	$—
State	451	471	602
Foreign	2,132	1,636	1,557
Deferred:
Federal(a)	2,765	6,548	14,743
State	840	988	(3,887)
Foreign	(3,684)	40	(555)

Total income tax expense from continuing operations(a)	$2,237	$9,345	$12,460

(a)
Excludes tax benefit recorded to discontinued operations of $0.1 million, $0.2 million and $0.1 million in fiscal years 2013, 2012 and 2011, respectively.

        A reconciliation of the statutory federal income tax rate to the effective rate for income tax expense follows:

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax	6.0	4.1	3.2
Foreign taxes, net of federal tax	4.4	5.6	1.7
Tax credits, net of valuation allowance	(7.5)	(3.2)	(2.3)
Foreign deferred adjustment	(8.4)	—	—
Foreign tax law change impact	(3.8)	—	—
Tax uncertainty adjustment	(3.0)	(1.5)	(0.1)
Release of valuation allowance	—	—	(8.3)
Non deductible expenses	3.5	0.5	0.7
Stock compensation	—	1.8	0.1
Other, net	(2.1)	(0.8)	—

	24.1%	41.5%	30.0%

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 8—INCOME TAXES (Continued)

        Items that gave rise to the deferred tax accounts are as follows:

(dollar amounts in thousands)	February 1, 2014	February 2, 2013
Deferred tax assets:
Employee compensation	$3,544	$5,274
Store closing reserves	673	719
Legal reserve	182	122
Benefit accruals	2,109	1,247
Net operating loss carryforwards—Federal	1,115	1,887
Net operating loss carryforwards—State	111,258	111,785
Tax credit carryforwards	26,605	16,291
Accrued leases	15,215	16,032
Interest rate derivatives	—	708
Deferred gain on sale leaseback	46,176	51,124
Deferred revenue	2,987	5,194
Other	1,312	1,874

Gross deferred tax assets	211,176	212,257
Valuation allowance	(106,695)	(102,341)

	104,481	109,916
Deferred tax liabilities:
Depreciation	$33,059	$42,400
Inventories	71,630	65,203
Real estate tax	3,300	3,214
Insurance and other	4,299	6,261
Interest rate derivatives	274	—
Debt related liabilities	3,606	3,588

	116,168	120,666

Net deferred tax (liability) asset	$(11,687)	$(10,750)

        As of February 1, 2014, the Company had available tax net operating losses that can be carried forward to future years. The Company has $1.1 million of deferred tax assets related to federal net operating loss carryforwards which begin to expire in 2027. The Company has $2.4 million of deferred tax assets related to state tax net operating loss carryforwards in unitary filing jurisdictions, of which 1.6% will expire in the next five years and a full valuation allowance has been recorded against. The balance of $108.9 million of the Company's net operating loss carryforwards are for separate company state filing jurisdictions that will expire in various years beginning in 2014. Separate company state net operating losses of $107.1 million are in the jurisdictions where the Company has recorded a full valuation allowance against its net deferred tax assets.

        The tax credit carryforward as of February 1, 2014 consists of $7.9 million of alternative minimum tax credits, $7.0 million of hiring credits and $11.7 million of various state and foreign credits. The alternative minimum tax credits have an indefinite life, while the other credits are scheduled to expire

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 8—INCOME TAXES (Continued)

in various years starting from 2014, of which $6.7 million have valuation allowances recorded against them.

        The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. To the extent the Company believes it is more likely than not that the asset will not be recoverable, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or changes the allowance in a future period, income tax expense will be impacted. In fiscal year 2013, the Company recorded a benefit for gross state hiring credits of approximately $6.3 million that were impacted by a state tax law change enacted during the fiscal year that restricted the carryforward period for these credits. The Company recorded $6.7 million of gross valuation allowances on these credits and other state credit carryforwards. There was no significant change in the Company's valuation allowance position in fiscal year 2012.

        The Company and its subsidiaries' largest jurisdictions subject to income tax are U.S. federal, Puerto Rico (foreign) and various states jurisdictions, in respective order of significance. The Company's U.S. federal returns for tax years 2011 and forward are subject to examination. Foreign, state and local income tax returns are generally subject to examination for a period of three to five years after filing of the respective returns.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollar amounts in thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Unrecognized tax benefit balance at the beginning of the year	$2,274	$3,364	$4,131
Gross increases for tax positions taken in prior years	—	—	—
Gross decreases for tax positions taken in prior years	—	(338)	—
Gross increases for tax positions taken in current year	13	201	235
Settlements taken in current year	—	—	—
Lapse of statute of limitations	(346)	(953)	(1,002)

Unrecognized tax benefit balance at the end of the year	$1,941	$2,274	$3,364

        The Company recognizes potential interest and penalties for unrecognized tax benefits in income tax expense and, accordingly, the Company recognized $0.1 million in fiscal years 2013 and 2012 related to potential interest and penalties associated with uncertain tax positions. As of February 1, 2014, February 2, 2013 and January 28, 2012, the Company has recorded $0.5 million, $0.5 million, and $0.3 million, respectively, for the payment of interest and penalties which are excluded from the unrecognized tax benefit noted above.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 8—INCOME TAXES (Continued)

        Unrecognized tax benefits include $0.7 million, $0.9 million, and $1.3 million, as of February 1, 2014, February 2, 2013 and January 28, 2012, respectively, that if recognized would affect the Company's annual effective tax rate. The Company does not anticipate material changes to its unrecognized tax benefits within the next twelve months.

NOTE 9—STOCKHOLDERS' EQUITY

        On December 12, 2012, the Company's Board of Directors authorized a program to repurchase up to $50.0 million of the Company's common stock to be made from time to time in the open market or in privately negotiated transactions, with no expiration date. The Company repurchased 237,624 shares of Common Stock for $2.8 million in fiscal 2013 and 35,000 shares of Common Stock for $0.3 million in fiscal 2012. All of these repurchased shares were placed into the Company's treasury.

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The following table presents changes in accumulated other comprehensive income (loss) for the year ended February 1, 2014:

Gains on Cash Flow Hedges
(dollar amounts in thousands)	February 1, 2014
Beginning balance	$(980)
Other comprehensive income before reclassifications, net of $584 tax	975
Amounts reclassified from accumulated other comprehensive income (loss), net of $230 tax(a)	384

Net current-period other comprehensive income	1,359
Ending balance	$379

(a)
Reclassified amount increased interest expense.

NOTE 11—STORE CLOSURES AND ASSET IMPAIRMENTS

        During fiscal 2013, the Company recorded a $7.7 million impairment charge related to 47 stores, four of which were classified as held for disposal and 43 of which were classified as held and used as of February 1, 2014. Of the $7.7 million impairment charge, $2.4 million was charged to merchandise cost of sales, and $5.3 million was charged to service cost of sales. In fiscal 2012, the Company recorded a $10.6 million impairment charge related to 49 stores classified as held and used. Of the $10.6 million impairment charge, $5.1 million was charged to merchandise cost of sales, and $5.5 million was charged to service cost of sales. In both years the Company used a probability-weighted approach and estimates of expected future cash flows to determine the fair value of these stores. Discount and growth rate assumptions were derived from current economic conditions, management's expectations and projected trends of current operating results. The fair market value estimates are classified as a Level 2 or Level 3 measure within the fair value hierarchy. The remaining fair value of the impaired assets was $4.2 million and $2.3 million at February 1, 2014 and February 2, 2013, respectively.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 11—STORE CLOSURES AND ASSET IMPAIRMENTS (Continued)

        A store is classified as held for disposal when (i) the Company has committed to a plan to sell, (ii) the building is vacant and the property is available for sale, (iii) the Company is actively marketing the property for sale, (iv) the sale price is reasonable in relation to its current fair value and (v) the Company expects to complete the sale within one year. Assets held for disposal have been valued at the lower of their carrying amount or their estimated fair value, net of disposal costs. The fair value of these assets is estimated using readily available market data for comparable properties and is classified as a Level 2 (as described in Note 16, "Fair Value Measurements") measure within the fair value hierarchy. No depreciation expense is recognized during the period the asset is held for disposal. During fiscal 2013, the Company had four stores classified as assets held for disposal, which are as follows:

Year Ended
(dollar amounts in thousands)	February 1, 2014
Land	$1,348
Building and improvements	3,946
Accumulated depreciation	(3,281)

Property and equipment—net	$2,013

Number of properties	4

        The Company classifies the four properties as held for disposal as the Company continues to actively market the properties at prices the Company believes reasonable given current market conditions and expects to sell these properties within the next twelve months. In addition, during fiscal 2013, the Company recorded $0.9 million of impairment charges related to four stores classified as held for disposal of which $0.7 million was charged to merchandise cost of sales and $0.2 was charged to service cost of sales. There were no stores classified as held for disposal in fiscal 2012.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 11—STORE CLOSURES AND ASSET IMPAIRMENTS (Continued)

        The following schedule details activity in the reserve for closed locations for the three years in the period ended February 1, 2014. The reserve balance includes remaining rent on leases net of sublease income.

(dollar amounts in thousands)
Balance, January 29, 2011	$1,241
Accretion of present value of liabilities	53
Change in assumptions about future sublease income, lease termination	310
Cash payments	674

Balance, January 28, 2012	(477)
Accretion of present value of liabilities	1,801
Provision for closed locations	137
Change in assumptions about future sublease income, lease termination	367
Cash payments	(664)

Balance, February 2, 2013	1,641
Accretion of present value of liabilities	36
Change in assumptions about future sublease income, lease termination	322
Cash payments	(1,449)

Balance, February 1, 2014	$550

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 12—EARNINGS PER SHARE

        The following schedule presents the calculation of basic and diluted earnings per share for earnings from continuing operations:

		Year Ended
	(dollar amounts in thousands, except per share amounts)	February 1, 2014	February 2, 2013	January 28, 2012
(a)	Earnings from continuing operations before discontinued operations	$7,053	$13,155	$29,128
	Loss from discontinued operations, net of tax benefit of $102, $186 and $121	(188)	(345)	(225)

	Net earnings	$6,865	$12,810	$28,903

(b)	Basic average number of common shares outstanding during period	53,378	53,225	52,958
	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	585	729	673

(c)	Diluted average number of common shares assumed outstanding during period	53,963	53,954	53,631

	Basic earnings per share:
	Earnings from continuing operations (a/b)	$0.13	$0.25	$0.55
	Discontinued operations, net of tax	—	(0.01)	(0.01)

	Basic earnings per share	$0.13	$0.24	$0.54

	Diluted earnings per share:
	Earnings from continuing operations (a/c)	$0.13	$0.24	$0.54
	Discontinued operations, net of tax	—	—	—

	Diluted earnings per share	$0.13	$0.24	$0.54

        Certain stock options were excluded from the calculations of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period then ended and therefore would be anti-dilutive. The total number of such shares excluded from the diluted earnings per share calculation was 937,000; 859,000; and 870,000 as of February 1, 2014, February 2, 2013, and January 28, 2012, respectively.

NOTE 13—BENEFIT PLANS

DEFINED BENEFIT AND CONTRIBUTION PLANS

        The Company continues to maintain the non-qualified defined contribution portion of the SERP plan (the "Account Plan") for key employees designated by the Board of Directors. On January 31, 2014, the Account Plan was amended to eliminate the retirement plan contributions that have historically been made by the Company effective for calendar year 2015. The Company's contribution

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 13—BENEFIT PLANS (Continued)

expense for the Account Plan was $0.8 million, $0.1 million and $0.3 million for fiscal 2013, 2012 and 2011, respectively.

        The Company has a qualified 401(k) savings plan and a separate savings plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 21 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation under both savings plans. For fiscal 2012 and 2011, the Company's contributions were conditional upon the achievement of certain pre-established financial performance goals which were not met in fiscal 2012 or 2011. Employer contributions for fiscal 2013 were not conditional. The Company's savings plans' contribution expense was $3.5 million in fiscal 2013.

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

        Pension expense is as follows:

	Year Ended
(dollar amounts in thousands)	February 2, 2013	January 28, 2012
Service cost	$—	$—
Interest cost	2,170	2,558
Expected return on plan assets	(2,658)	(2,745)
Amortization of prior service cost	13	14
Recognized actuarial loss	1,896	1,499

Net Period Pension Cost	1,421	1,326
Settlement Charge	17,753	—

Net Period Pension Cost	$19,174	$1,326

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 13—BENEFIT PLANS (Continued)

        The following actuarial assumptions were used to determine benefit obligation and pension expense:

	Year Ended
	February 2, 2013	January 28, 2012
Benefit obligation assumptions:
Discount rate	N/A	4.60%
Rate of compensation increase	N/A	N/A
Pension expense assumptions:
Discount rate	4.60%	5.70%
Expected return on plan assets	6.80%	6.80%
Rate of compensation expense	N/A	N/A

        The Company selected the discount rate for the benefit obligation at February 2, 2013 to reflect a rate commensurate with a model bond portfolio with durations that match the expected payment patterns of the plans. To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of a long-term rate of return on assets of 6.80% for fiscal 2012 and fiscal 2011.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 13—BENEFIT PLANS (Continued)

        The following table sets forth the reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company's defined benefit plans:

Year ended
(dollar amounts in thousands)	February 2, 2013
Change in benefit obligation:
Benefit obligation at beginning of year	$53,974
Interest cost	2,170
Actuarial loss	3,621
Settlements paid	(58,134)
Benefits paid	(1,631)

Benefit obligation at end of year	$—

Change in plan assets:
Fair value of plan assets at beginning of year	$43,602
Actual return on plan assets (net of expenses)	2,050
Employer contributions	14,113
Settlements paid	(58,134)
Benefits paid	(1,631)

Fair value of plan assets at end of year	$—

Unfunded status at fiscal year end	$—

Net amounts recognized on consolidated balance sheet at fiscal year end
Noncurrent benefit liability (included in other long-term liabilities)	$—

Net amount recognized at fiscal year end	$—

Amounts recognized in accumulated other comprehensive income (pre-tax) at fiscal year end
Actuarial loss	$—
Prior service cost	—

Net amount recognized at fiscal year end	$—

Other comprehensive (income) loss attributable to change in pension liability recognition	$(15,433)
Accumulated benefit obligation at fiscal year end	$—
Other information
Employer contributions expected in fiscal 2013	$—
Estimated actuarial loss and prior service cost amortization in fiscal 2013	$—

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 13—BENEFIT PLANS (Continued)

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 13—BENEFIT PLANS (Continued)

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

DEFERRED COMPENSATION PLAN

        The Company maintains a non-qualified deferred compensation plan that allows its officers and certain other employees to defer up to 20% of their annual salary and 100% of their annual bonus. The first 20% of an officer's bonus deferred into the Company's stock was matched by the Company on a one-for-one basis with Company stock that vests and is expensed over three years. The shares required to satisfy distributions of voluntary bonus deferrals and the accompanying match in the Company's stock are issued from its treasury account. On January 31, 2014, the Company amended the deferred compensation plan to eliminate the automatic matching employer contributions effective for fiscal 2014.

RABBI TRUST

        The Company establishes and maintains a deferred liability for the non-qualified deferred compensation plan and the Account Plan. The Company plans to fund this liability by remitting the officers' deferrals to a Rabbi Trust where these are invested in variable life insurance policies. These assets are included in non-current other assets and are considered to be a Level 2 measure within the fair value hierarchy. Accordingly, all gains and losses on these underlying investments, which are held in the Rabbi Trust to fund the deferred liability, are recognized in the Company's Consolidated Statement of Operations. Under these plans, there were liabilities of $6.9 million at February 1, 2014 and $6.7 million at February 2, 2013, respectively, which are recorded primarily in other long-term liabilities.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 14—EQUITY COMPENSATION PLANS

        The Company has a stock-based compensation plan (the "2009 Plan") under which it has previously granted, and may continue to grant, non-qualified stock options, incentive stock options, restricted stock units ("RSUs"), and Performance Share Units ("PSUs") to key employees and members of its Board of Directors. As of February 1, 2014, there were 2,738,100 awards outstanding and 770,361 awards available for grant under the 2009 Plan.

        Incentive stock options and non-qualified stock options granted to non-officers vest fully on the third anniversary of their grant date and to officers vest in equal tranches over three or four year periods. Generally, all options granted prior to March 3, 2004 carry an expiration date of ten years and options granted on or after March 3, 2004 carry an expiration date of seven years. RSUs previously granted to non-officers vest fully on the third anniversary of their grant date. RSUs previously granted to officers vest in equal tranches over three or four year periods. PSUs granted to officers vest on the third anniversary of their grant date if, and only if, certain predetermined performance targets are achieved.

        The Company has also granted RSUs under the 2009 plan in conjunction with its non-qualified deferred compensation plan. Under the deferred compensation plan, the first 20% of an officer's bonus deferred into the Company's stock fund was matched by the Company on a one-for-one basis with RSUs that vest over a three-year period, with one third vesting on each of the first three anniversaries of the grant date. On January 31, 2014, the Company amended and restated the deferred compensation plan to eliminate the automatic matching employer contributions effective for fiscal 2014.

        The terms and conditions applicable to future grants under the 2009 plan are generally determined by the Board of Directors, provided that the exercise price of stock options must be at least 100% of the quoted market price of the common stock on the grant date. The Company currently satisfies all share requirements resulting from RSU and PSU conversions and option exercises from its treasury stock. The Company believes its treasury share balance at February 1, 2014 is adequate to satisfy such activity during the next twelve-month period.

        The following table summarizes the options under the plans:

	Fiscal Year 2013
	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	1,678,593	$8.20
Granted	308,963	11.86
Exercised	(188,652)	7.16
Forfeited	(84,514)	11.02
Expired	(55,919)	13.48

Outstanding—end of year	1,658,471	8.67

Vested and expected to vest options—end of year	1,630,736	8.62

Options exercisable—end of year	1,158,960	7.53

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 14—EQUITY COMPENSATION PLANS (Continued)

        The following table summarizes information about options during the last three fiscal years (dollars in thousands except per option):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Weighted average fair value at grant date per option	$5.11	$4.65	$5.38
Intrinsic value of options exercised	$1,059	$874	$202

        The aggregate intrinsic value of outstanding options, exercisable options and expected to vest options at February 1, 2014 was $5.8 million, $5.5 million and $0.3 million, respectively. At February 1, 2014, the weighted average remaining contractual term of outstanding options, exercisable options and expected to vest options was 4.1 years, 3.0 years and 6.6 years, respectively. At February 1, 2014, there was approximately $1.7 million of total unrecognized pre-tax compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.3 years.

        The following table summarizes information about non-vested PSUs and RSUs since February 2, 2013:

	Number of PSUs	Number of RSUs	Total	Weighted Average Fair Value
Nonvested at February 2, 2013	651,305	145,295	796,600	$9.67
Granted	259,986	77,607	337,593	12.23
Forfeited	(235,778)	(7,442)	(243,220)	9.30
Vested	—	(65,515)	(65,515)	11.57

Nonvested at February 1, 2014	675,513	149,945	825,458	10.68

        The following table summarizes information about RSUs during the last three fiscal years:

(dollar amounts in thousands)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Weighted average fair value at grant date per unit	$12.23	$9.48	$10.45
Fair value at vesting date	$758	$768	$1,498
Intrinsic value at conversion date	$525	$218	$896
Tax benefits realized from conversions	$197	$82	$336

        At February 1, 2014, there was approximately $2.7 million of total unrecognized pre-tax compensation cost related to non-vested PSUs and RSUs in the aggregate, which is expected to be recognized over a weighted-average period of 1.1 years.

        The Company recognized approximately $1.2 million, $1.1 million, and $1.3 million of compensation expense related to stock options, and approximately $1.8 million, $0.2 million, and $1.9 million of compensation expense related to PSUs and RSUs in the aggregate, included in selling, general and administrative expenses for fiscal 2013, 2012, and 2011, respectively. The related tax benefit recognized was approximately $1.1 million, $0.4 million and $1.2 million for fiscal 2013, 2012 and 2011, respectively.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 14—EQUITY COMPENSATION PLANS (Continued)

        Expected volatility is based on historical volatilities for a time period similar to that of the expected term and the expected term of the options is based on actual experience. The risk-free rate is based on the U.S. treasury yield curve for issues with a remaining term equal to the expected term. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following are the weighted-average assumptions:

	Year ended
	February 1, 2014	February 2, 2013	January 28, 2012
Dividend yield	0%	0%	1.0%
Expected volatility	53%	58%	58%
Risk-free interest rate range:
High	0.7%	0.6%	1.9%
Low	0.7%	0.5%	1.6%
Ranges of expected lives in years	4 - 5	4 - 5	4 - 5

        The Company granted approximately 109,000 and 106,000 PSUs in fiscal 2013 and 2012, respectively that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves a return on invested capital target for fiscal years 2015 and 2014, respectively. The number of underlying shares that may be issued upon vesting will range from 0% to 150%, depending upon the Company achieving the financial targets in fiscal years 2015 and 2014, respectively. At the date of the grants, the fair values were $11.85 per unit and $9.98 per unit for the 2013 and 2012 awards, respectively. The Company also granted approximately 55,000 and 53,000 PSUs for fiscal 2013 and 2012, respectively, that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a total shareholder return target in fiscal 2015 and 2014, respectively. The number of underlying shares that may become exercisable will range from 0% to 175% depending on whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $13.41 per unit and $7.96 per unit grant date fair value for the 2013 and 2012 PSUs, respectively. The non-vested restricted stock award table reflects the maximum vesting of underlying shares for performance and market based awards granted in both 2013 and 2012.

        During fiscal 2013, the Company granted approximately 4,000 restricted stock units for officers' deferred bonus matches under the Company's non-qualified deferred compensation plan, which vest over a three-year period. The fair value of these awards was $11.25 per unit and the compensation expense recorded for these awards was immaterial. The Company did not grant any restricted stock units for officers' deferred bonus matches under the Company's non-qualified deferred compensation plan during fiscal 2012.

        During fiscal 2013, the Company granted approximately 54,000 restricted stock units to its non-employee directors of the board, which vest over a one-year period with a quarter vesting on each of the first four quarters following their grant date. The fair value for these awards was $12.05 per unit. During fiscal 2012, the Company granted approximately 33,000 restricted stock units to its non-employee directors of the board, which vest over a one-year period with a quarter vesting on each of the first four quarters following their grant date. The fair value was $9.98 per unit.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 14—EQUITY COMPENSATION PLANS (Continued)

        The Company reflects in its consolidated statement of cash flows any tax benefits realized upon the exercise of stock options or issuance of RSUs in excess of that which is associated with the expense recognized for financial reporting purposes. The amounts reflected as financing cash inflows and operating cash outflows in the Consolidated Statement of Cash Flows for fiscal 2013, 2012 and 2011 are immaterial.

        During fiscal 2011, the Company began an employee stock purchase plan which provides eligible employees the opportunity to purchase shares of the Company's stock at a stated discount through regular payroll deductions. The aggregate number of shares of common stock that may be issued or transferred under the plan is 2,000,000 shares. All shares purchased by employees under this plan will be issued through treasury stock. The Company's expense for the discount during fiscal years 2013 and 2012 was immaterial. As of February 1, 2014, there were 1,875,753 shares available for issuance under this plan.

NOTE 15—INTEREST RATE SWAP AGREEMENT

        In the third quarter of fiscal 2012, the Company settled its interest rate swap designated as a cash flow hedge on $145.0 million of the Company's Term Loan prior to its amendment and restatement. The swap was used to minimize interest rate exposure and overall interest costs by converting the variable component of the total interest rate to a fixed rate of 5.036%. Since February 1, 2008, this swap was deemed to be fully effective and all adjustments in the interest rate swap's fair value were recorded to accumulated other comprehensive loss. The settlement of this swap resulted in an interest charge of $7.5 million, which was previously recorded within accumulated other comprehensive loss. Immediately subsequent to the previous interest rate swap's settlement, on October 11, 2012, the Company entered into two new interest rate swaps for a notional amount of $50.0 million each that together are designated as a cash flow hedge on the first $100.0 million of the amended and restated Term Loan. The interest rate swaps convert the variable LIBOR portion of the interest payments due on the first $100.0 million of the Term Loan to a fixed rate of 1.855%. As of February 1, 2014 and February 2, 2013, the fair value of the new swap was a net $0.6 million asset and a net $1.6 million payable, respectively, recorded within other long-term assets or other long-term liabilities on the balance sheet.

        The Company's refinancing of the $200.0 million Term Loan on November 12, 2013, which lowered the interest rate payable by the Company from LIBOR, subject to a 1.25% floor plus 3.75%, to LIBOR, subject to a 1.25% floor plus 3.00%, had no impact on the Company's interest rate swap or hedge accounting.

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 16—FAIR VALUE MEASUREMENTS (Continued)

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

  Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

        The Company's long-term investments and interest rate swap agreements are measured at fair value on a recurring basis. The information in the following paragraphs and tables primarily addresses matters relative to these assets and liabilities.

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 16—FAIR VALUE MEASUREMENTS (Continued)

        The following table provides information by level for assets and liabilities that are measured at fair value, on a recurring basis.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 1, 2014
(dollar amounts in thousands) Description		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$33,431	$33,431	$—	$—
Collateral investments(a)	21,611	21,611	—	—
Deferred compensation assets(a)	4,242	—	4,242	—
Other assets
Derivative asset(a)	606	—	606	—

(a)
included in other long-term assets

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 2, 2013
(dollar amounts in thousands) Description		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$59,186	$59,186	$—	$—
Collateral investments(a)	20,929	20,929	—	—
Deferred compensation assets(a)	3,834	—	3,834	—
Liabilities:
Other liabilities
Derivative liability(b)	1,567	—	1,567	—

(a)
included in other long-term assets

(b)
included in other long-term liabilities

        The following represents the impact of fair value accounting for the Company's derivative liability on its consolidated financial statements:

(dollar amounts in thousands)	Amount of Gain in Other Comprehensive Income (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion)
Fiscal 2013	$1,359	Interest expense	$614
Fiscal 2012	2,171	Interest expense	4,676

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 16—FAIR VALUE MEASUREMENTS (Continued)

value hierarchy. Measurements of assets held and used are discussed in Note 11, "Store Closures and Asset Impairments."

NOTE 17—LEGAL MATTERS

        The Company is party to a consent decree, effective July 15, 2010, with the United States Environmental Protection Agency ("EPA") that, among other things, required the Company to implement a formal compliance program with respect to certain small gasoline engine merchandise sold by the Company. In the fourth quarter of fiscal 2013, the EPA alleged, in writing, that the Company had violated certain inspection, testing and reporting requirements of the Consent Decree and made an aggregated stipulated penalty demand of $2.3 million as a result thereof. The Company is currently engaged in settlement negotiations with the EPA with respect thereto. The Company has accrued an amount that it believes is sufficient to resolve those violations for which it believes it is liable. If the Company is unable to resolve all of the violations with the EPA through its settlement negotiations, the Company intends to invoke formal dispute resolution procedures with the EPA under the terms of the Consent Decree.

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

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)

						(Loss) / Earnings Per Share from Continuing Operations
				(Loss) / Earnings from Continuing Operations				(Loss) / Earnings Per Share		Market Price Per Share
	Total Revenues	Gross Profit	Operating (Loss) / Profit		(Loss) / Earnings
						Basic	Diluted	Basic	Diluted	High	Low
Year Ended February 1, 2014
4th quarter	$495,733	$104,016	$(6,614)	$(3,267)	$(3,331)	$(0.06)	$(0.06)	$(0.06)	$(0.06)	$13.86	$11.36
3rd quarter	507,042	122,812	7,641	1,013	964	0.02	0.02	0.02	0.02	13.05	11.01
2nd quarter	527,619	138,708	17,748	5,379	5,368	0.10	0.10	0.10	0.10	12.94	11.14
1st quarter	536,173	121,840	3,521	3,928	3,863	0.07	0.07	0.07	0.07	12.14	10.29
Year Ended February 2, 2013
4th quarter	$530,847	$117,206	$(16,394)	$(14,320)	$(14,543)	$(0.27)	$(0.27)	$(0.27)	$(0.27)	$11.16	$9.48
3rd quarter	509,608	116,040	3,791	(6,695)	(6,759)	(0.13)	(0.13)	(0.13)	(0.13)	10.57	8.76
2nd quarter	525,671	130,601	16,315	33,034	33,048	0.62	0.61	0.62	0.61	14.93	8.67
1st quarter	524,604	127,652	7,940	1,134	1,062	0.02	0.02	0.02	0.02	15.46	14.90

        The sum of individual share amounts may not equal due to rounding.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended February 1, 2014, February 2, 2013 and January 28, 2012

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

        In the fourth quarter of fiscal 2012, the Company recorded on a pre-tax basis, a $17.8 million pension settlement charge. In the third quarter of fiscal 2012 the Company recorded, on a pre-tax basis, an asset impairment charge of $8.8 million and refinancing costs of $11.2 million. In the second quarter of fiscal 2012, the Company recorded, on a pre-tax basis, merger settlement proceeds, net of costs of $42.8 million. There were no cash dividends paid in Fiscal 2013 or Fiscal 2012.

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

        There were no changes to the Company's internal control over financial reporting that occurred during the quarter ended February 1, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of February 1, 2014 based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company's internal control over financial reporting as of February 1, 2014 was effective.

        Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report, which is included on page 78 herein, on the Company's internal control over financial reporting as of February 1, 2014.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pep Boys—Manny, Moe & Jack
Philadelphia, Pennsylvania

        We have audited the internal control over financial reporting of The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended February 1, 2014 of the Company and our report dated April 17, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
April 17, 2014

ITEM 9B    OTHER INFORMATION

        None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The material contained in the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's 2013 fiscal year (the "Proxy Statement"), under the captions "—Nominees for Election", "—Corporate Governance" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" is hereby incorporated herein by reference.

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

        In addition, the Board of Directors Code of Conduct and the charters of our audit, human resources and nominating and governance committees may also be found under the "Investor Relations—Corporate Governance" section of our website. As required by the New York Stock Exchange ("NYSE"), promptly following our 2013 Annual Meeting, our Chief Executive Officer certified to the NYSE that he was not aware of any violation by Pep Boys of NYSE corporate governance listing standards. Copies of our corporate governance materials are available free of charge from our investor relations department. Please call 215-430-9105 or write Pep Boys, Investor Relations, 3111 West Allegheny Avenue, Philadelphia, PA 19132.

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

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:

		Page
1.	The following consolidated financial statements of The Pep Boys—Manny, Moe & Jack are included in Item 8
	Report of Independent Registered Public Accounting Firm	36
	Consolidated Balance Sheets—February 1, 2014 and February 2, 2013	37
	Consolidated Statements of Operations and Comprehensive Income—Years ended February 1, 2014, February 2, 2013, and January 28, 2012	38
	Consolidated Statements of Stockholders' Equity—Years ended February 1, 2014, February 2, 2013, and January 28, 2012	39
	Consolidated Statements of Cash Flows—February 1, 2014, February 2, 2013, and January 28, 2012	40
	Notes to Consolidated Financial Statements	41
2.	The following consolidated financial statement schedule of The Pep Boys—Manny, Moe & Jack is included
	Schedule II Valuation and Qualifying Accounts and Reserves	85
	All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.
3.
Exhibits

(3.1)		Amended and Restated Articles of Incorporation	Incorporated by reference from the Company's 10-K dated February 14, 2009.

(3.2)		By-Laws amended and restated	Incorporated by reference from the Company's 8-K dated February 17, 2010.

(10.1)	(1)	Form of Change of Control between the Company and certain officers of the Company.	Incorporated by reference from the Company's Form 8-K dated August 6, 2012

(10.2)	(1)	Form of Non-Competition Agreement between the Company and certain officers of the Company.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 29, 2011.

(10.3)	(1)	The Pep Boys—Manny, Moe & Jack 2009 Stock Incentive Plan, Amended and Restated as of August 3, 2012	Incorporated by reference from the Company's 8-K dated August 6, 2012.

(10.4)	(1)	Amendment to The Pep Boys—Manny, Moe & Jack 2009 Stock Incentive Plan	Incorporated by reference from the Company's 8-K dated June 12, 2013.

(10.5)	(1)	Long-Term Disability Salary Continuation Plan amended and restated as of March 26, 2002.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 1, 2003.

(10.6)	(1)	Amendment and restatement as of January 1, 2010 of The Pep Boys Savings Plan.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 29, 2011.

(10.7)	(1)	Amendment 2013-1 to The Pep Boys Savings Plan	Incorporated by reference from the Company's Form 10-Q for the quarter ended November 2, 2013.

(10.8)	(1)	Amendment and restatement as of January 1, 2011 of The Pep Boys Savings Plan—Puerto Rico.	Filed herewith

(10.9)	(1)	The Pep Boys Deferred Compensation Plan, as amended and restated	Filed herewith.

(10.10)	(1)	The Pep Boys Annual Incentive Bonus Plan, as amended and restated	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 31, 2009.

(10.11)	(1)	Account Plan, as amended and restated	Filed herewith.

(10.12)	(1)	The Pep Boys Grantor Trust Agreement	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 3, 2007.

(10.13)		Amended and Restated Credit Agreement, dated July 26, 2011, by and among the Company, as Lead Borrower, Bank of America, N.A., as Administrative Agent, and the other parties thereto.	Incorporated by reference from the Company's Form 8-K dated July 28, 2011.

(10.14)		First Amendment dated October 11, 2012 to the Amended and Restated Credit Agreement, dated July 26, 2011, among the Company, Bank of America, N.A., as Administrative Agent, and the other parties thereto.	Incorporated by reference from the Company's Form 8-K dated October 11, 2012.

(10.15)		Second Amended and Restated Credit Agreement, dated October 11, 2012, among the Company, Wachovia Bank, National Association, as Administrative Agent, and the other parties thereto.	Incorporated by reference from the Company's Form 8-K dated October 11, 2012.

(10.16)		First Amendment to Second Amended and Restated Credit Agreement, dated November 12, 2013, among the Company, Wachovia Bank, National Association, as Administrative Agent, and the other parties thereto.	Incorporated by reference from the Company's Form 10-Q for the quarter ended November 2, 2013.

(21)		Subsidiaries of the Company	Incorporated by reference from the Company's Form 10-Q for the quarter ended April 30, 2011.

(23)		Consent of Independent Registered Public Accounting Firm	Filed herewith

(31.1)		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(31.2)		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32.1)		Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32.2)		Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(101.INS	)	XBRL Instance Document	Filed herewith

(101.SCH	)	XBRL Taxonomy Extension Schema Document	Filed herewith

(101.CAL	)	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

(101.LAB	)	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith

(101.PRE	)	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

(101.DEF	)	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

(1)
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2014	THE PEP BOYS—MANNY, MOE & JACK (REGISTRANT)
	By:	/s/ DAVID R. STERN David R. Stern Executive Vice President—Chief Financial Officer (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MICHAEL R. ODELL Michael R. Odell	President and Chief Executive Officer; Director (Principal Executive Officer)	April 17, 2014
/s/ DAVID R. STERN David R. Stern	Executive Vice President—Chief Financial Officer (Principal Financial Officer)	April 17, 2014
/s/ SANJAY SOOD Sanjay Sood	Vice President—Chief Accounting Officer & Controller	April 17, 2014
/s/ ROBERT H. HOTZ Robert H. Hotz	Chairman of the Board	April 17, 2014
/s/ M. SHÂN ATKINS M. Shân Atkins	Director	April 17, 2014
/s/ JAMES MITAROTONDA James Mitarotonda	Director	April 17, 2014
/s/ ROBERT ROSENBLATT Robert Rosenblatt	Director	April 17, 2014

Signature	Capacity	Date

/s/ JANE SCACCETTI Jane Scaccetti	Director	April 17, 2014
/s/ JOHN T. SWEETWOOD John T. Sweetwood	Director	April 17, 2014
/s/ ANDREA M. WEISS Andrea M. Weiss	Director	April 17, 2014
/s/ NICK WHITE Nick White	Director	April 17, 2014

FINANCIAL STATEMENT SCHEDULES FURNISHED PURSUANT TO
THE REQUIREMENTS OF FORM 10-K

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(dollar amounts in thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions(1)	Balance at End of Period
	(in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended February 1, 2014	$1,302	$2,563	$—	$2,546	$1,320
Year ended February 2, 2013	$1,303	$2,479	$—	$2,480	$1,302
Year ended January 28, 2012	$1,551	$2,434	$—	$2,682	$1,303

(1)
Uncollectible accounts written off.

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(2)	Deductions(2)	Balance at End of Period
	(in thousands)
SALES RETURNS AND ALLOWANCES:
Year ended February 1, 2014	$896	$—	$62,596	$62,686	$806
Year ended February 2, 2013	$773	$—	$63,068	$62,945	$896
Year ended January 28, 2012	$1,056	$—	$61,425	$61,708	$773

(2)
Sales return and allowance activity is recorded through a reduction of merchandise sales and costs of merchandise sales.