Form 10-Q
period 2014-05-03
PEP BOYS MANNY MOE & JACK
filed 2014-06-10
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 2014

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

As of May 31, 2014, there were 53,251,569 shares of the registrant’s Common Stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1  CONSOLIDATED FINANCIAL STATEMENTS

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

(unaudited)

	May 3, 2014	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$37,817	$33,431
Accounts receivable, less allowance for uncollectible accounts of $1,486 and $1,320	27,385	25,152
Merchandise inventories	663,554	672,354
Prepaid expenses	26,430	29,282
Other current assets	60,047	63,405
Assets held for disposal	2,013	2,013
Total current assets	817,246	825,637

Property and equipment, net of accumulated depreciation of $1,245,488 and $1,227,121	622,866	625,525
Goodwill	56,794	56,794
Deferred income taxes	57,068	57,686
Other long-term assets	38,977	39,839
Total assets	$1,592,951	$1,605,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$247,756	$256,031
Trade payable program liability	134,121	129,801
Accrued expenses	226,667	237,403
Deferred income taxes	69,498	69,373
Current maturities of long-term debt	2,000	2,000
Total current liabilities	680,042	694,608

Long-term debt less current maturities	202,500	199,500
Other long-term liabilities	48,186	48,485
Deferred gain from asset sales	111,672	114,823
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	297,002	297,009
Retained earnings	433,673	432,332
Accumulated other comprehensive income	341	379
Treasury stock, at cost — 15,314,768 shares and 15,358,872 shares	(249,022)	(250,212)
Total stockholders’ equity	550,551	548,065
Total liabilities and stockholders’ equity	$1,592,951	$1,605,481

See notes to consolidated financial statements.

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

 (dollar amounts in thousands, except per share data)

(unaudited)

	Thirteen weeks ended
	May 3, 2014	May 4, 2013
Merchandise sales	$411,906	$417,150
Service revenue	126,915	119,023
Total revenues	538,821	536,173
Costs of merchandise sales	285,047	296,857
Costs of service revenue	120,648	117,476
Total costs of revenues	405,695	414,333
Gross profit from merchandise sales	126,859	120,293
Gross profit from service revenue	6,267	1,547
Total gross profit	133,126	121,840
Selling, general and administrative expenses	127,071	118,203
Net loss from dispositions of assets	(10)	(116)
Operating profit	6,045	3,521
Other income	441	378
Interest expense	3,782	3,679
Earnings from continuing operations before income taxes and discontinued operations	2,704	220
Income tax expense (benefit)	1,067	(3,708)
Earnings from continuing operations before discontinued operations	1,637	3,928
Loss from discontinued operations, net of tax	(29)	(65)
Net earnings	1,608	3,863

Basic earnings per share:
Earnings from continuing operations before discontinued operations	$0.03	$0.07
Discontinued operations, net of tax	—	—
Basic earnings per share	$0.03	$0.07

Diluted earnings per share:
Earnings from continuing operations before discontinued operations	$0.03	$0.07
Discontinued operations, net of tax	—	—
Diluted earnings per share	$0.03	$0.07

Other comprehensive (loss) income:
Derivative financial instruments adjustment, net of tax	(38)	113
Other comprehensive (loss) income	(38)	113
Comprehensive income	$1,570	$3,976

See notes to consolidated financial statements.

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	Thirteen weeks ended
	May 3, 2014	May 4, 2013
Cash flows from operating activities:
Net earnings	$1,608	$3,863
Adjustments to reconcile net earnings to net cash provided by continuing operations:
Loss from discontinued operations, net of tax	29	65
Depreciation	18,320	20,852
Amortization of deferred gain from asset sales	(3,151)	(3,151)
Amortization of deferred financing costs	664	650
Stock compensation expense	826	869
Deferred income taxes	743	(3,872)
Net loss from disposition of assets	10	116
Loss from asset impairment	1,172	1,183
Other	(111)	(126)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other	4,174	(699)
Decrease (increase) in merchandise inventories	8,800	(6,940)
(Decrease) increase in accounts payable	(8,903)	262
Decrease in accrued expenses	(12,467)	(2,211)
Decrease in other long-term liabilities	(231)	(1,338)
Net cash provided by continuing operations	11,483	9,523
Net cash used in discontinued operations	(29)	(88)
Net cash provided by operating activities	11,454	9,435

Cash flows from investing activities:
Capital expenditures	(14,565)	(12,840)
Proceeds from dispositions of assets	—	2
Release of collateral investment	—	1,000
Net cash used in investing activities	(14,565)	(11,838)

Cash flows from financing activities:
Borrowings under line of credit agreements	164,206	590
Payments under line of credit agreements	(160,706)	(590)
Borrowings on trade payable program liability	49,708	46,181
Payments on trade payable program liability	(45,388)	(46,512)
Debt payments	(500)	(500)
Proceeds from stock issuance	177	164
Net cash provided by (used in) financing activities	7,497	(667)
Net increase (decrease) in cash and cash equivalents	4,386	(3,070)
Cash and cash equivalents at beginning of period	33,431	59,186
Cash and cash equivalents at end of period	$37,817	$56,116

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$1,430
Cash received from income tax refunds	174	51
Cash paid for interest	2,659	2,987
Non-cash investing activities:
Accrued purchases of property and equipment	5,748	1,055

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements.” It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014. The results of operations for the thirteen weeks ended May 3, 2014 are not necessarily indicative of the operating results for the full fiscal year.

The consolidated financial statements presented herein are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of May 3, 2014 and for all periods presented have been made.  Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on reported totals for assets, liabilities, shareholders’ equity, cash flows or net income.

The Company’s fiscal year ends on the Saturday nearest to January 31.  Fiscal 2014, which ends January 31, 2015, and Fiscal 2013, which ended February 1, 2014, are comprised of 52 weeks.  The Company operated 798 store locations as of May 3, 2014, of which 228 were owned and 570 were leased.

NOTE 2—NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early application not permitted. The Company is currently evaluating the new standard, but does not expect the adoption of ASU 2014-09 to have a material impact on the consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides a narrower definition of discontinued operations than under existing U.S. GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results should be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals (or classifications as held for disposal) of components of an entity that occur in annual or interim periods beginning after December 15, 2014.  The Company does not expect the adoption of ASU 2014-08 to have a material impact on the consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  ASU 2013-11 states that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, if available at the reporting date under the applicable tax law to settle any additional income taxes that would result from the disallowance of a tax position.  If the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

NOTE 3—MERCHANDISE INVENTORIES

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (“FIFO”) method of costing inventory had been used by the Company, inventory would have been $575.1 million and $579.8 million as of May 3, 2014 and February 1, 2014, respectively.

The Company’s inventory, consisting primarily of automotive tires, parts, and accessories, is used on vehicles typically having long lives. Because of this, and combined with the Company’s historical experience of returning excess inventory to the Company’s suppliers for full credit, the risk of obsolescence is minimal. The Company establishes a reserve for excess inventory for instances where less than full credit will be received for such returns or where the Company anticipates items will be sold at retail prices that are less than recorded costs. The reserve is based on management’s judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where the Company received less than full credit from suppliers for product returns. The Company also provides for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program. The Company’s inventory adjustments for these matters were immaterial as of May 3, 2014 and February 1, 2014, respectively.

NOTE 4—WARRANTY RESERVE

The Company provides warranties for both its merchandise sales and service labor. Warranties for merchandise are generally covered by the respective suppliers, with the Company covering any costs above the supplier’s stipulated allowance. Service labor is warranted in full by the Company for a limited specific time period. The Company establishes its warranty reserves based on historical experiences. These costs are included in either costs of merchandise sales or costs of service revenues in the consolidated statements of operations.

The reserve for warranty cost activity for the thirteen weeks ended May 3, 2014 and the fifty-two weeks ended February 1, 2014 is as follows:

(dollar amounts in thousands)	May 3, 2014	February 1, 2014
Beginning balance	$682	$864

Additions related to current period sales	3,210	13,748

Warranty costs incurred in current period	(3,210)	(13,930)

Ending balance	$682	$682

NOTE 5—DEBT AND FINANCING ARRANGEMENTS

The following are the components of debt and financing arrangements:

(dollar amounts in thousands)	May 3, 2014	February 1, 2014
Senior Secured Term Loan, due October 2018	$197,500	$198,000
Revolving Credit Agreement, through July 2016	7,000	3,500
Long-term debt	204,500	201,500
Current maturities	(2,000)	(2,000)
Long-term debt less current maturities	$202,500	$199,500

The Company has a Revolving Credit Agreement (the “Agreement”) with available borrowings up to $300.0 million and a maturity of July 2016.  As of May 3, 2014, the Company had $7.0 million in borrowings outstanding under the Agreement and $45.4 million of availability was utilized to support outstanding letters of credit. Taking this into account and the borrowing base requirements (including reduction for amounts outstanding under the supplier financing program), as of May 3, 2014 there was $147.8 million of availability remaining under the Agreement.

The Company’s debt agreements require compliance with covenants. The most restrictive of these covenants, an earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement, is triggered if the Company’s availability under its Revolving Credit Agreement plus unrestricted cash drops below $50.0 million. As of May 3, 2014, the Company was in compliance with all financial covenants contained in its debt agreements.

The Company has a supplier financing program with availability up to $200.0 million which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by the Company directly from suppliers. The Company, in turn, makes the regularly scheduled full supplier payments to the bank participants. There was an outstanding balance of $134.1 million and $129.8 million under the program as of May 3, 2014 and February 1, 2014, respectively.

Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt obligations and are considered a level 2 measure under the fair value hierarchy. The estimated fair value of long-term debt including current maturities was $205.2 million and $203.7 million as of May 3, 2014 and February 1, 2014, respectively.

NOTE 6—INCOME TAXES

The Company recognizes taxes payable for the current year, as well as deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company’s effective income tax rate differs from the U.S. statutory rate principally due to foreign taxes related to the Company’s Puerto Rico operations, state taxes, and certain other permanent tax items. The annual rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.  For the thirteen weeks ended May 3, 2014 the effective tax rate was 39.5% as compared to an income tax benefit recorded during the corresponding period of the prior year due to recognition of $3.8 million in state hiring credits.

For income tax benefits related to uncertain tax positions to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. During the thirteen weeks ended May 3, 2014, there were no material changes to the Company’s liability for uncertain tax positions.

NOTE 7—EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for earnings from continuing operations and net earnings:

		Thirteen Weeks Ended
(dollar amounts in thousands, except per share amounts)		May 3, 2014	May 4, 2013

(a)	Earnings from continuing operations	$1,637	$3,928

	Loss from discontinued operations, net of tax	(29)	(65)

	Net earnings	$1,608	$3,863

(b)	Basic average number of common shares outstanding during period	53,470	53,388

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	539	603

(c)	Diluted average number of common shares assumed outstanding during period	54,009	53,991

	Basic earnings per share:
	Earnings from continuing operations (a/b)	$0.03	$0.07
	Discontinued operations, net of tax	—	—
	Basic earnings per share	$0.03	$0.07

	Diluted earnings per share:
	Earnings from continuing operations (a/c)	$0.03	$0.07
	Discontinued operations, net of tax	—	—
	Diluted earnings per share	$0.03	$0.07

As of May 3, 2014 and May 4, 2013, respectively, there were 3,501,000 and 2,946,000 outstanding options and restricted stock units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total number of such shares excluded from the diluted earnings per share calculation is 1,255,000 and 1,236,000 for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively.

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss), net of tax:

	(Loss)/Gain on Cash Flow Hedges
	Thirteen weeks ended	Thirteen weeks ended
(dollar amounts in thousands)	May 3, 2014	May 4, 2013
Beginning balance	$379	$(980)

Other comprehensive (loss)/income before reclassifications, net of $78 tax benefit and $12 tax	(132)	22
Amounts reclassified from accumulated other comprehensive income (loss), net of $57 and $55 tax (a)	94	91
Net current-period other comprehensive (loss)/income	(38)	113

Ending balance	$341	$(867)

(a)  Reclassified amount increased interest expense.

NOTE 9—BENEFIT PLANS

The Company continues to maintain the non-qualified defined contribution portion of the Supplemental Executive Retirement Plan (the “Account Plan”) for key employees designated by the Board of Directors. On January 31, 2014, the Account Plan was amended to eliminate the retirement plan contributions that have historically been made by the Company effective for calendar year 2015.  For fiscal 2014 and fiscal 2013, contributions to the Account Plan are contingent upon meeting certain performance metrics. The Company’s contribution expense for the Account Plan was $0.3 million in both the first quarter of fiscal 2014 and fiscal 2013.

The Company also has a qualified 401(k) savings plan and a separate plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 18 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation under both savings plans. The Company’s savings plans’ contribution expense was $0.8 million in both the first quarter of fiscal 2014 and fiscal 2013.

NOTE 10—EQUITY COMPENSATION PLANS

The Company has stock-based compensation plans under which it grants stock options, performance share units and restricted stock units to key employees and members of its Board of Directors. The Company generally recognizes compensation expense on a straight-line basis over the vesting period.

In the first quarter of fiscal 2014 and fiscal 2013, the Company granted approximately 677,000 and 309,000 stock options, respectively, with a weighted average grant date fair value of $3.95 per unit and $5.11 per unit, respectively.  These options have a seven-year term and vest over a three-year period with a third vesting on each of the first three anniversaries of their grant date.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The compensation expense recorded for the options granted during the thirteen weeks ended May 3, 2014 and May 4, 2013 was immaterial.

In the first quarter of fiscal 2014 and fiscal 2013, the Company granted approximately 153,000 and 109,000 performance share units, respectively, that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves a return on invested capital target for fiscal 2016 and fiscal 2015, respectively. The number of underlying shares that may be issued upon vesting will range from 0% to 150% depending upon the Company achieving the financial targets in fiscal 2016 and fiscal 2015, respectively. The fair value for these awards was $10.26 per unit and $11.85 per unit, respectively, at the date of the grant. The compensation expense recorded for these performance share units during the thirteen weeks ended May 3, 2014 and May 4, 2013 was immaterial.

In the first quarter of fiscal 2014 and fiscal 2013, the Company granted approximately 76,000 and 55,000 performance share units, respectively, that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a total shareholder return target for the three-year period ending with fiscal 2016 and fiscal 2015, respectively. The number of underlying shares that may become exercisable will range from 0% to 175% depending upon whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $9.13 per unit and $13.41 per unit grant date fair value for fiscal 2014 and fiscal 2013, respectively. The compensation expense recorded for these performance share units during the thirteen weeks ended May 3, 2014 and May 4, 2013 was immaterial.

In the first quarter of fiscal 2014, the Company granted approximately 115,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant. The fair value for these awards was $10.26 per unit at the date of the grant. The compensation expense recorded for these restricted stock units during the thirteen weeks ended May 3, 2014 was immaterial.

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

Derivative asset:

The Company has two interest rate swaps designated as cash flow hedges on $100.0 million of the Company’s Senior Secured Term Loan facility that expires in October 2018. The Company values these swaps using observable market data to discount projected cash flows and for credit risk adjustments. The inputs used to value derivatives fall within Level 2 of the fair value hierarchy.

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis:

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	May 3, 2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$37,817	$37,817	$—	$—
Collateral investments (1)	21,611	21,611	—	—
Deferred compensation assets (1)	4,353	—	4,353	—
Other assets:
Derivative asset (1)	545	—	545	—

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	February 1, 2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$33,431	$33,431	$—	$—
Collateral investments (1)	21,611	21,611	—	—
Deferred compensation assets (1)	4,242	—	4,242	—
Other assets:
Derivative asset (1)	606	—	606	—

(1) Included in other long-term assets.

The following represents the impact of fair value accounting for the Company’s derivative asset on its consolidated financial statements:

(dollar amounts in thousands)	Amount of (Loss)/Gain in Other Comprehensive (Loss)/Income (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion) (a)
Thirteen weeks ended May 3, 2014	$(38)	Interest expense	$(151)
Thirteen weeks ended May 4, 2013	$113	Interest expense	$(146)

(a) Represents the effective portion of the loss reclassified from accumulated other comprehensive income (loss).

The fair value of the derivative was a $0.5 million asset and a $0.6 million asset as of May 3, 2014 and February 1, 2014, respectively. Of the $0.1 million decrease in the fair value during the thirteen weeks ended May 3, 2014, an immaterial portion was recorded to accumulated other comprehensive income (loss) on the consolidated balance sheet.

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

NOTE 12—IMPAIRMENTS

During the first quarter of fiscal 2014, the Company recorded a $1.2 million impairment charge related to 8 stores classified as held and used.  Of the $1.2 million impairment charge, $0.2 million was charged to merchandise cost of sales, and $1.0 million was charged to service cost of sales. In the first quarter of fiscal 2013, the Company recorded a $1.2 million impairment charge related to 7 stores classified as held and used. Of the $1.2 million impairment charge, $0.2 million was charged to merchandise cost of sales, and $1.0 million was charged to costs of service revenue. In both years the Company used a probability-weighted approach and estimates of expected future cash flows to determine the fair value of these stores. Discount and growth rate assumptions were derived from current economic conditions, management’s expectations and projected trends of current operating results. The remaining fair value of the impaired assets is approximately $0.5 million as of May 3, 2014 and is classified as a Level 2 or 3 measure within the fair value hierarchy.

NOTE 13—LEGAL MATTERS

The Company is party to various actions and claims arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with all such matters, which accrual was increased by an aggregate of approximately $4.0 million during the first quarter of fiscal 2014, are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While the Company does not believe that the amount of such excess loss could be material to the Company’s financial position, any such loss could have a material adverse effect on the Company’s results of operations in the period(s) during which the underlying matters are resolved.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis explains the results of operations for the first quarter of fiscal 2014 and 2013 and significant developments affecting our financial condition as of May 3, 2014. This discussion and analysis should be read in conjunction with the consolidated interim financial statements and the notes to such consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Introduction

The Pep Boys—Manny, Moe & Jack and subsidiaries (the “Company”) has been the best place to shop and care for your car since it began operations in 1921. Approximately 19,000 associates are focused on delivering the best customer service in the automotive aftermarket to our customers across our nearly 800 locations throughout the United States and Puerto Rico and on-line at pepboys.com. Pep Boys satisfies all of a customer’s automotive needs through our unique offering of service, tires, parts and accessories.

Our stores are organized into a hub and spoke network consisting of Supercenters and Service & Tire Centers. Supercenters average approximately 20,000 square feet and combine do-it-for-me service labor, installed merchandise and tire offerings (“DIFM”) with do-it-yourself parts and accessories (“DIY”). Most of our Supercenters also have a commercial sales program that delivers parts, tires and equipment to automotive repair shops and dealers. Service & Tire Centers, which average approximately 5,000 square feet, provide DIFM services in neighborhood locations that are conveniently located where our customers live or work. Service & Tire Centers are designed to capture market share and leverage our existing Supercenters and support infrastructure. We also operate a handful of legacy DIY only Pep Express stores.

In the first quarter of fiscal 2014, we opened two Service & Tire Centers and converted one Supercenter to a Service & Tire Center. We also closed three Service & Tire Centers.  As of May 3, 2014, we operated 567 Supercenters, 225 Service & Tire Centers and six Pep Express stores located in 35 states and Puerto Rico.

EXECUTIVE SUMMARY

Net earnings for the first quarter of 2014 were $1.6 million, or $0.03 per share, as compared to $3.9 million, or $0.07 per share, reported for the first quarter of 2013. The prior year period net earnings included a $3.8 million tax benefit due to state hiring credits. Earnings from continuing operations before income taxes and discontinued operations increased by $2.5 million to $2.7 million in the first quarter of 2014 as compared to $0.2 million in the first quarter of 2013. This improvement was primarily due to higher total gross margin and increased sales, partially offset by higher selling, general and administrative expenses.

Total revenues increased for the first quarter of 2014 by 0.5%, or $2.6 million, as compared to the first quarter of 2013 due to the contribution from our non-comparable store locations, partially offset by a 1.4% decrease in comparable store sales. This decrease in comparable store sales (sales generated by locations in operation during the same period of the prior year) was comprised of a 3.2% increase in comparable store service revenues offset by a 2.8% decrease in comparable store merchandise sales.

We believe that the industry fundamentals of increasing vehicle complexity and customer preference for DIFM remain solid over the long-term resulting in consistent demand for maintenance and repair services. Consistent with this long-term trend, we have adopted a long-term strategy of growing our automotive service business, while maintaining our DIY customer base by offering, in our Supercenters and online at pepboys.com, the newest and broadest product assortment in the automotive aftermarket.

In the short-term, however, various factors within the economy affect both our customers and our industry, including the impact of the recent recession, continued high underemployment and the restoration of payroll taxes back to previous levels. Another macroeconomic factor affecting our customers and our industry is gasoline prices. Gasoline prices have not only increased to historical highs in recent years, but have also experienced significant spikes in prices during each year. We believe that these gasoline price trends challenge our customers’ spending relative to discretionary and deferrable purchases. In addition, gasoline prices impact miles driven which, in turn, impact sales of our services and non-discretionary products. For the first three months of calendar 2014, miles driven declined by 0.6%. Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends may continue, nor can we predict to what degree these trends will affect us in the future.

Our primary response to fluctuations in customer demand is to adjust our product assortment, store staffing and advertising messages. We work continuously to make it easy for customers to choose us to do it for them and to expand our online efforts to make Pep Boys the most convenient place to shop for all of their automotive needs. As a result, sales from service appointments made online, tires purchased online and installed in our service bays and products purchased online for pick up or home delivery grew to 4% of total sales in the first quarter of fiscal 2014 as compared to 2.3% in the corresponding period of the prior year. In addition, we are testing a new market concept that we call the “Road Ahead”.  Designed around the shopping habits of our target customer segments, this concept enhances the entire store – our people, the product assortment, its exterior and interior look and feel and the marketing programs – to learn how we can be successful in attracting more of these target customers and earn a greater share of their annual spend in the automotive aftermarket.  Our Road Ahead strategy also allows us to use our retail business to drive the service business with free professional battery and wiper installations.

RESULTS OF OPERATIONS

The following discussion explains the material changes in our results of operations.

Analysis of Statement of Operations

Thirteen weeks ended May 3, 2014 vs. Thirteen weeks ended May 4, 2013

The following table presents for the periods indicated certain items in the consolidated statements of operations and comprehensive income as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	May 3, 2014 (Fiscal 2014)		May 4, 2013 (Fiscal 2013)		Favorable (Unfavorable)

Merchandise sales	76.5%		77.8%		(1.3)%
Service revenue (1)	23.5		22.2		6.6
Total revenues	100.0		100.0		0.5
Costs of merchandise sales (2)	69.2	(3)	71.2	(3)	4.0
Costs of service revenue (2)	95.1	(3)	98.7	(3)	(2.7)
Total costs of revenues	75.3		77.3		2.1
Gross profit from merchandise sales	30.8	(3)	28.8	(3)	5.5
Gross profit from service revenue	4.9	(3)	1.3	(3)	305.1
Total gross profit	24.7		22.7		9.3
Selling, general and administrative expenses	23.6		22.1		(7.5)
Net loss from dispositions of assets	—		—		91.4
Operating profit	1.1		0.7		71.7
Other income	0.1		0.1		16.7
Interest expense	0.7		0.7		(2.8)
Earnings from continuing operations before income taxes	0.5		—		1,128.6
Income tax expense (benefit)	39.5	(4)	N/M	(4)	(128.8)
Earnings from continuing operations	0.3		0.7		(58.4)
Discontinued operations, net of tax	—		—		55.4
Net earnings	0.3		0.7		(58.4)

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

Total revenue for the first quarter of 2014 increased by $2.6 million, or 0.5%, to $538.8 million from $536.2 million for the first quarter of 2013. While our total revenues are favorably impacted by the opening of new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Comparable store sales for the first quarter of 2014 decreased by 1.4% as compared to the first quarter of 2013.  This decrease in comparable store sales consisted of a 3.2% increase in comparable store service revenue offset by a decrease of 2.8% in comparable store merchandise sales.

Customer online purchases that are picked up at our stores are included in our comparable store sales calculation.  Customer online purchases that are delivered to customers’ homes are not included in our comparable store sales, and are immaterial to our total sales and comparable store sales.

Total merchandise sales decreased 1.3%, or $5.2 million, to $411.9 million in the first quarter of fiscal 2014, compared to $417.2 million during the prior year quarter. Comparable store merchandise sales decreased by 2.8%, or $11.5 million, primarily due to lower comparable store transaction counts partially offset by higher average revenue per transaction. The decrease was comprised of a 4.0% decrease in merchandise sold through our service business (primarily tires, chemicals and filters) and a 1.9% decrease in merchandise sold through our retail business (primarily oil, chemicals and filters). Non-comparable stores contributed an additional $6.2 million of merchandise sales during the quarter.

Total service revenue increased 6.6%, or $7.9 million, to $126.9 million in the first quarter of 2014 from $119.0 million during the prior year quarter. Comparable store service revenue increased by 3.2%, or $3.8 million, primarily due to higher average revenue per transaction, partially offset by a slight decline in transaction counts. Non-comparable stores contributed an additional $4.1 million of service revenue during the quarter.

In our retail business, we believe that the difficult macroeconomic conditions continued to impact our customers and led to the comparable store transaction counts decline of 5.0%. The increase in the average revenue per transaction of 3.1% resulted from higher selling prices.

In our service business, we believe that the decline in comparable store transaction counts of 0.6% was also due to the difficult macroeconomic conditions as the decline was concentrated in our higher cost repair work (brakes and alignments) which was mostly offset by an increase in lower cost maintenance work (oil changes). Service average revenue per transaction declined by 0.4%.

Total gross profit increased by $11.3 million, or 9.3%, to $133.1 million in the first quarter of 2014 from $121.8 million in the first quarter of 2013. Total gross profit margin increased to 24.7% for the first quarter of 2014 from 22.7% for the first quarter of 2013. Excluding the impairment charge of $1.2 million in each of the first quarter of 2014 and 2013, total gross profit margin increased by 200 basis points to 24.9% for fiscal 2014 from 22.9% in fiscal 2013. This increase in total gross profit margin was primarily due to higher product gross margins of 240 basis points (increased merchandise margins of 100 basis points combined with a sales shift to higher margin service revenues), partially offset by higher payroll and related costs of 30 basis points.

Gross profit from merchandise sales increased by $6.6 million, or 5.5%, to $126.9 million for the first quarter of 2014 from $120.3 million in the first quarter of 2013. Gross profit margin from merchandise sales increased to 30.8% for the first quarter of 2014 from 28.8% for the first quarter of 2013. Excluding the impairment charge of $0.2 million in each of the first quarter of 2014 and 2013, gross profit margin from merchandise sales increased by 200 basis points to 30.9% for fiscal 2014 from 28.9% in fiscal 2013. The increase in gross profit margin was primarily due to higher product gross margins of 210 basis points. The improvement over the prior year was primarily due to improved product margins in brakes, oil, chemicals and filters.

Gross profit from service revenue increased by $4.8 million, or 305.1%, to $6.3 million in the first quarter of 2014 from $1.5 million in the first quarter of 2013. Gross profit margin from service revenue increased to 4.9% for the first quarter of 2014 from 1.3% for the first quarter of 2013. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials) and costs of service revenue includes the fully loaded service center payroll and related employee benefits, and service center occupancy costs (rent, utilities and building maintenance). Excluding the impairment charge of $1.0 million in each of the first quarter of 2014 and 2013, gross profit margin from service revenue increased by 350 basis points to 5.7% for fiscal 2014 from 2.2% in fiscal 2013. The increase in service revenue gross profit margin was primarily due to the leveraging effect of higher sales on the fixed component of payroll and related costs and occupancy costs.

Selling, general and administrative expenses as a percentage of total revenues increased to 23.6% for the first quarter of 2014 from 22.1% for the first quarter of 2013. Selling, general and administrative expenses increased $8.9 million, or 7.5%, to $127.1 million in the first quarter of 2014 from $118.2 million in the prior year quarter primarily due to the establishment of a litigation accrual of $4.0 million, higher media expense of $3.3 million, and higher employee costs of $1.0 million.

Interest expense for the first quarter of 2014 was $3.8 million, an increase of $0.1 million compared to the $3.7 million reported for the first quarter of 2013.

Our income tax expense for the first quarter of 2014 was $1.1 million, or an effective rate of 39.5%, as compared to a benefit of $3.7 million in the first quarter of 2013. The prior year included a $3.8 million tax benefit due to the recognition of state hiring credits. The annual rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported net earnings of $1.6 million in the first quarter of 2014 as compared to net earnings of $3.9 million in the prior year quarter. Our basic and diluted earnings per share were $0.03 for the first quarter of 2014 as compared to $0.07 for the first quarter of 2013.

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

	Thirteen Weeks Ended
	May 3,	May 4,
(Dollar amounts in thousands)	2014	2013

Service Center Revenue (1)	$293,913	$286,978
Retail Sales (2)	244,908	249,195
Total revenues	$538,821	$536,173

Gross profit from Service Center Revenue (3)	$63,779	$51,995
Gross profit from Retail Sales (3)	69,347	69,845
Total gross profit	$133,126	$121,840

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

CAPITAL AND LIQUIDITY

Our cash requirements arise principally from (1) the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, (2) debt service and (3) contractual obligations. Cash flows realized through the sales of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by operating activities was $11.5 million in the first quarter of 2014, as compared to $9.4 million in the prior year quarter. The $2.1 million increase from the prior year quarter was due to a favorable change in operating assets and liabilities of $2.3 million, slightly offset by decreased net earnings, net of non-cash adjustments of $0.3 million. The change in operating assets and liabilities was primarily due to favorable changes in inventory, net of accounts payable, of $6.6 million and other long term liabilities of $1.1 million, mostly offset by an unfavorable change in accrued expenses and other current assets of $5.4 million. The change in accrued expenses was primarily due to the timing of our Savings Plan (401k) matching contribution.

Taking into consideration changes in our trade payable program liability (shown as cash flows from financing activities on the consolidated statements of cash flows), cash used in accounts payable was $4.6 million in the first quarter of fiscal 2014 and $0.1 million in the prior year quarter. The ratio of accounts payable, including our trade payable program, to inventory was 57.6% as of May 3, 2014, 57.4% as of February 1, 2014, and 60.9% as of May 4, 2013.

Cash used in investing activities was $14.6 million in the first quarter of 2014 as compared to $11.8 million in the prior year quarter. Capital expenditures were $14.6 million and $12.8 million in the first quarter of 2014 and 2013, respectively. Capital expenditures for the first quarter of 2014, in addition to our regularly scheduled store, distribution center improvements and information technology enhancements, included the addition of two new Service and Tire Centers and the conversion of five stores into our new “Road Ahead” format. Capital expenditures for the first quarter of 2013 included the addition of four new Service & Tire

Centers and two new Supercenters. During the first quarter of 2013, we received $1.0 million of previously posted collateral for retained liabilities related to existing insurance programs.

Our targeted capital expenditures for fiscal 2014 are $80.0 million, which includes the planned addition of 25 Service and Tire Centers, three Supercenters (two of which are relocations), 25 Speed Shops within existing Supercenters and the conversion of 42 stores to the “Road Ahead” format. These expenditures are expected to be funded by cash on hand and net cash generated from operating activities. Additional capacity, if needed, exists under our existing line of credit.

In the first quarter of 2014, cash provided by financing activities was $7.5 million, as compared to cash used in financing activities of $0.7 million in the prior year quarter. The cash provided by financing activities in the first quarter of 2014 was primarily related to net borrowings under our revolving credit facility of $3.5 million and $4.3 million under our trade payable program, as compared to net payments of $0.3 million under the trade payable program in the first quarter of 2013. The trade payable program is funded by various bank participants who have the ability, but not the obligation, to purchase, directly from our vendors, account receivables owed by Pep Boys. As of May 3, 2014 and February 1, 2014, we had an outstanding balance of $134.1 million and $129.8 million, respectively (classified as trade payable program liability on the consolidated balance sheet).

We anticipate that cash on hand, cash generated by operating activities, and availability under our existing revolving credit agreement will exceed our expected cash requirements in fiscal 2014. As of May 3, 2014, we had $37.8 million of cash and cash equivalents on hand, $7.0 million drawn on our revolving credit agreement and maintained undrawn availability on our revolving credit agreement of $147.8 million.

Our working capital was $137.2 million and $131.0 million as of May 3, 2014 and February 1, 2014, respectively. Our total debt, net of cash on hand, as a percentage of our net capitalization, was 23.2% and 23.5% as of May 3, 2014 and February 1, 2014, respectively.

NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early application not permitted. The Company is currently evaluating the new standard, but does not expect the adoption of ASU 2014-09 to have a material impact on the consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides a narrower definition of discontinued operations than under existing U.S. GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results should be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals (or classifications as held for disposal) of components of an entity that occur in annual or interim periods beginning after December 15, 2014.  The Company does not expect the adoption of ASU 2014-08 to have a material impact on the consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  ASU 2013-11 states that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, if available at the reporting date under the applicable tax law to settle any additional income taxes that would result from the disallowance of a tax position.  If the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, share-based compensation, risk participation agreements, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to “Critical Accounting Policies and Estimates” as reported in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is due to changes in interest rates. Pursuant to the terms of our Revolving Credit Agreement, changes in daily LIBOR could affect the rates at which we could borrow funds thereunder. At May 3, 2014 we had $7.0 million in borrowings under this facility. Additionally, we have a $200.0 million Term Loan that bears interest at LIBOR, with a floor of 1.25%, plus 3.00%.

We have two interest rate swaps for a notional amount of $50.0 million each, which are designated as a cash flow hedge on the first $100.0 million of our Term Loan. We record the effective portion of the change in fair value through accumulated other comprehensive income (loss).

The fair value of the derivative was a $0.5 million asset and a $0.6 million asset at May 3, 2014 and February 1, 2014, respectively. Of the $0.1 million decrease in the fair value during the thirteen weeks ended May 3, 2014, an immaterial portion was recorded to accumulated other comprehensive income (loss) on the consolidated balance sheet.

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

PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

The Company is party to various actions and claims arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with all such matters, which accrual was increased by an aggregate of approximately $4.0 million during the first quarter of fiscal 2014, are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While the Company does not believe that the amount of such excess loss could be material to the Company’s financial position, any such loss could have a material adverse effect on the Company’s results of operations in the period(s) during which the underlying matters are resolved.

ITEM 1A  RISK FACTORS

There have been no changes to the risks described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2012, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s common stock to be made from time to time in the open market or in privately negotiated transactions, with no expiration date.  There were no common stock repurchases for the first quarter of fiscal 2014. As of May 3, 2014, there were 1,875,753 shares available for issuance under this plan.

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

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date: June 10, 2014	by:	/s/ David R. Stern

David R. Stern
Executive Vice President - Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document