Form 10-Q
period 2014-08-02
PEP BOYS MANNY MOE & JACK
filed 2014-09-10
CIK 77449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 2, 2014

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

As of August 30, 2014, there were 53,293,776 shares of the registrant’s Common Stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1  CONSOLIDATED FINANCIAL STATEMENTS

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

(unaudited)

	August 2, 2014	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$38,423	$33,431
Accounts receivable, less allowance for uncollectible accounts of $2,102 and $1,320	27,908	25,152
Merchandise inventories	659,547	672,354
Prepaid expenses	21,314	29,282
Other current assets	56,172	63,405
Assets held for disposal	2,647	2,013
Total current assets	806,011	825,637

Property and equipment, net of accumulated depreciation of $1,254,126 and $1,227,121	623,285	625,525
Goodwill	56,794	56,794
Deferred income taxes	56,406	57,686
Other long-term assets	38,236	39,839
Total assets	$1,580,732	$1,605,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,423	$256,031
Trade payable program liability	137,214	129,801
Accrued expenses	224,399	237,403
Deferred income taxes	70,785	69,373
Current maturities of long-term debt	2,000	2,000
Total current liabilities	653,821	694,608

Long-term debt less current maturities	220,000	199,500
Other long-term liabilities	46,899	48,485
Deferred gain from asset sales	108,521	114,823
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	297,924	297,009
Retained earnings	432,476	432,332
Accumulated other comprehensive income	213	379
Treasury stock, at cost — 15,265,028 shares and 15,358,872 shares	(247,679)	(250,212)
Total stockholders’ equity	551,491	548,065
Total liabilities and stockholders’ equity	$1,580,732	$1,605,481

See notes to consolidated financial statements.

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(dollar amounts in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Merchandise sales	$400,931	$412,317	$812,837	$829,467
Service revenue	124,842	115,302	251,758	234,325
Total revenues	525,773	527,619	1,064,595	1,063,792
Costs of merchandise sales	280,100	273,764	565,147	570,638
Costs of service revenue	121,376	115,147	242,024	232,605
Total costs of revenues	401,476	388,911	807,171	803,243
Gross profit from merchandise sales	120,831	138,553	247,690	258,829
Gross profit from service revenue	3,466	155	9,734	1,720
Total gross profit	124,297	138,708	257,424	260,549
Selling, general and administrative expenses	120,624	120,929	247,694	239,133
Net loss from dispositions of assets	(400)	(31)	(410)	(147)
Operating profit	3,273	17,748	9,320	21,269
Other income	316	466	758	844
Interest expense	3,002	3,562	6,784	7,242
Earnings from continuing operations before income taxes and discontinued operations	587	14,652	3,294	14,871
Income tax expense	764	9,273	1,831	5,565
(Loss) earnings from continuing operations before discontinued operations	(177)	5,379	1,463	9,306
Loss from discontinued operations, net of tax	(96)	(11)	(125)	(75)
Net (loss) earnings	(273)	5,368	1,338	9,231

Basic earnings per share:
Earnings from continuing operations before discontinued operations	$—	$0.10	$0.03	$0.17
Discontinued operations, net of tax	—	—	—	—
Basic earnings per share	$—	$0.10	$0.03	$0.17

Diluted earnings per share:
Earnings from continuing operations before discontinued operations	$—	$0.10	$0.03	$0.17
Discontinued operations, net of tax	—	—	—	—
Diluted earnings per share	$—	$0.10	$0.03	$0.17

Other comprehensive (loss) income:
Derivative financial instruments adjustment, net of tax	(128)	1,578	(166)	1,691
Comprehensive (loss) income	$(401)	$6,946	$1,172	$10,922

See notes to consolidated financial statements.

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	Twenty-six weeks ended
	August 2 2014	August 3, 2013
Cash flows from operating activities:
Net earnings	$1,338	$9,231
Adjustments to reconcile net earnings to net cash provided by continuing operations:
Loss from discontinued operations, net of tax	125	75
Depreciation	36,346	40,185
Amortization of deferred gain from asset sales	(6,302)	(6,302)
Amortization of deferred financing costs	1,311	1,302
Stock compensation expense	1,799	1,660
Deferred income taxes	2,727	1,825
Net loss from disposition of assets	410	147
Loss from asset impairment	3,839	2,849
Other	(79)	(269)
Changes in operating assets and liabilities:
Decrease in accounts receivable, prepaid expenses and other	12,572	9,647
Decrease (increase) in merchandise inventories	12,807	(8,624)
Decrease in accounts payable	(34,591)	(18,611)
Decrease in accrued expenses	(15,167)	(696)
Decrease in other long-term liabilities	(1,277)	(1,100)
Net cash provided by continuing operations	15,858	31,319
Net cash used in discontinued operations	(300)	(121)
Net cash provided by operating activities	15,558	31,198

Cash flows from investing activities:
Capital expenditures	(39,010)	(24,502)
Proceeds from dispositions of assets	35	18
Release of collateral investment	—	1,000
Net cash used in investing activities	(38,975)	(23,484)

Cash flows from financing activities:
Borrowings under line of credit agreements	339,179	1,354
Payments under line of credit agreements	(317,679)	(1,354)
Borrowings on trade payable program liability	94,353	80,690
Payments on trade payable program liability	(86,940)	(81,051)
Debt payments	(1,000)	(1,000)
Proceeds from stock issuance	496	592
Repurchase of common stock	—	(1,246)
Net cash provided by (used in) financing activities	28,409	(2,015)
Net increase in cash and cash equivalents	4,992	5,699
Cash and cash equivalents at beginning of period	33,431	59,186
Cash and cash equivalents at end of period	$38,423	$64,885

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$660	$3,288
Cash received from income tax refunds	$244	$51
Cash paid for interest	$5,584	$6,108
Non-cash investing activities:
Accrued purchases of property and equipment	$3,537	$2,031

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements.” It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014. The results of operations for the twenty-six weeks ended August 2, 2014 are not necessarily indicative of the operating results for the full fiscal year.

The consolidated financial statements presented herein are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of August 2, 2014 and for all periods presented have been made. Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on reported totals for assets, liabilities, shareholders’ equity, cash flows or net income.

The Company’s fiscal year ends on the Saturday nearest to January 31. Fiscal 2014, which ends January 31, 2015, and Fiscal 2013, which ended February 1, 2014, are comprised of 52 weeks. The Company operated 799 store locations as of August 2, 2014, of which 227 were owned and 572 were leased.

NOTE 2—NEW ACCOUNTING STANDARDS

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the new standard, but does not expect adoption of ASU 2014-12 to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early adoption not permitted. The Company is currently evaluating the new standard, but does not expect the adoption of ASU 2014-09 to have a material impact on the consolidated financial statements.

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

NOTE 3—MERCHANDISE INVENTORIES

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (“FIFO”) method of costing inventory had been used by the Company, inventory would have been $572.1 million and $579.8 million as of August 2, 2014 and February 1, 2014, respectively.

The Company’s inventory, consisting primarily of automotive tires, parts, and accessories, is used on vehicles typically having long lives. Because of this, and combined with the Company’s historical experience of returning excess inventory to the Company’s suppliers for full credit, the risk of obsolescence is minimal. The Company establishes a reserve for excess inventory for instances where less than full credit will be received for such returns or where the Company anticipates items will be sold at retail prices that are less than recorded costs. The reserve is based on management’s judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where the Company received less than full credit from suppliers for product returns. The Company also provides for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program. The Company’s inventory adjustments for these matters were immaterial as of August 2, 2014 and February 1, 2014, respectively.

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

The reserve for warranty cost activity for the twenty-six weeks ended August 2, 2014 and the fifty-two weeks ended February 1, 2014 is as follows:

(dollar amounts in thousands)	August 2, 2014	February 1, 2014
Beginning balance	$682	$864

Additions related to current period sales	6,588	13,748

Warranty costs incurred in current period	(6,588)	(13,930)

Ending balance	$682	$682

NOTE 5—DEBT AND FINANCING ARRANGEMENTS

The following are the components of debt and financing arrangements:

(dollar amounts in thousands)	August 2, 2014	February 1, 2014
Senior Secured Term Loan, due October 2018	$197,000	$198,000
Revolving Credit Agreement, through July 2016	25,000	3,500
Long-term debt	222,000	201,500
Current maturities	(2,000)	(2,000)
Long-term debt less current maturities	$220,000	$199,500

The Company has a Revolving Credit Agreement (the “Agreement”) with available borrowings up to $300.0 million and a maturity of July 2016. As of August 2, 2014, the Company had $25.0 million in borrowings outstanding under the Agreement and $39.4 million of availability was utilized to support outstanding letters of credit. Taking this into account and the borrowing base requirements (including reduction for amounts outstanding under the supplier financing program), as of August 2, 2014 there was $129.4 million of availability remaining under the Agreement.

The Company’s debt agreements require compliance with covenants. The most restrictive of these covenants, an earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement, is triggered if the Company’s availability under its Revolving Credit Agreement plus unrestricted cash drops below $50.0 million. As of August 2, 2014, the Company was in compliance with all financial covenants contained in its debt agreements.

The Company has a supplier financing program with availability up to $200.0 million which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by the Company directly from suppliers. The Company, in turn, makes the regularly scheduled full supplier payments to the bank participants. There was an outstanding balance of $137.2 million and $129.8 million under the program as of August 2, 2014 and February 1, 2014, respectively (classified as trade payable program liability on the consolidated balance sheet).

Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt obligations and are considered a level 2 measure under the fair value hierarchy. The estimated fair value of long-term debt including current maturities was $222.0 million and $203.7 million as of August 2, 2014 and February 1, 2014, respectively.

NOTE 6—INCOME TAXES

The Company recognizes taxes payable for the current year, as well as deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company’s effective income tax rate differs from the U.S. statutory rate principally due to state taxes, foreign taxes related to the Company’s Puerto Rico operations and certain other permanent tax items. The annual rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.  For the thirteen weeks ended August 2, 2014 the effective tax rate was 130.1% as compared to 63.3% recorded in the corresponding period of the prior year. The current period income tax expense includes a $0.9 million charge for a valuation allowance recorded against certain separate company state tax loss carryforwards. The increase in the effective tax rate was primarily attributable to the impact of permanent tax differences relative to pre-tax earnings, which was partially offset by the tax charge previously mentioned.

For the twenty-six weeks ended August 2, 2014 and August 3, 2013, the effective tax rate was 55.6% and 37.4%, respectively. The increase in the effective tax rate was primarily attributable to the impact of permanent tax differences relative to pre-tax earnings, which was partially offset by the tax charge previously mentioned.

For income tax benefits related to uncertain tax positions to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. During the twenty-six weeks ended August 2, 2014, there were no material changes to the Company’s liability for uncertain tax positions.

NOTE 7—EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for earnings from continuing operations and net earnings:

		Thirteen Weeks Ended		Twenty-six Weeks Ended
(dollar amounts in thousands, except per share amounts)		August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

(a)	(Loss) earnings from continuing operations	$(177)	$5,379	$1,463	$9,306

	(Loss) from discontinued operations, net of tax	(96)	(11)	(125)	(75)

	Net (loss) earnings	$(273)	$5,368	$1,338	$9,231

(b)	Basic average number of common shares outstanding during period	53,528	53,392	53,499	53,388

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	—	578	526	591

(c)	Diluted average number of common shares assumed outstanding during period	53,528	53,970	54,025	53,979

	Basic earnings per share:
	Earnings from continuing operations (a/b)	$—	$0.10	$0.03	$0.17
	Discontinued operations, net of tax	—	—	—	—
	Basic earnings per share	$—	$0.10	$0.03	$0.17

	Diluted earnings per share:
	Earnings from continuing operations (a/c)	$—	$0.10	$0.03	$0.17
	Discontinued operations, net of tax	—	—	—	—
	Diluted earnings per share	$—	$0.10	$0.03	$0.17

As of August 2, 2014 and August 3, 2013, respectively, there were 3,263,000 and 2,742,000 outstanding options and restricted stock units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total number of such shares excluded from the diluted earnings per share calculation is 3,263,000 and 972,000 for the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively.  The total number of such shares excluded from the diluted earnings per share calculation is 1,321,000 and 1,104,000 for the twenty-six weeks ended August 2, 2014 and August 3, 2013.

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents changes in accumulated other comprehensive (loss) income for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013, net of tax:

	Gains on Cash Flow Hedges
	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Beginning balance	$341	$(867)	$379	$(980)

Other comprehensive (loss) income before reclassifications, net of $134 tax benefit, $889 tax, $212 tax benefit and $901 tax	(224)	1,481	(356)	1,503
Amounts reclassified from accumulated other comprehensive income net of $58, $58, $115 and $113 tax (a)	96	97	190	188
Net current-period other comprehensive (loss) income	(128)	1,578	(166)	1,691

Ending balance	$213	$711	$213	$711

(a)  Reclassified amount increased interest expense.

NOTE 9—BENEFIT PLANS

The Company continues to maintain the non-qualified defined contribution portion of the Supplemental Executive Retirement Plan (the “Account Plan”) for key employees designated by the Board of Directors. On January 31, 2014, the Account Plan was amended to eliminate the retirement plan contributions that have historically been made by the Company effective for calendar year 2015. For fiscal 2014 and fiscal 2013, contributions to the Account Plan are contingent upon meeting certain performance metrics. The Company had no contribution expense for the Account Plan in the first half of fiscal 2014 and $0.6 million in the first half of fiscal 2013.

The Company also has a qualified 401(k) savings plan and a separate plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 18 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation under both savings plans. The Company’s savings plans’ contribution expense was $1.6 million in the first half of fiscal 2014 and was $1.8 million in the first half of fiscal 2013.

NOTE 10—STOCKHOLDERS’ EQUITY

On December 12, 2012, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s common stock to be made from time to time in the open market or in privately negotiated transactions, with no expiration date. In the first half of fiscal 2013, the Company repurchased 107,000 shares of common stock for $1.2 million. The repurchased shares are included in the Company’s treasury stock.

NOTE 11—EQUITY COMPENSATION PLANS

The Company has stock-based compensation plans under which it grants stock options, performance share units and restricted stock units to key employees and members of its Board of Directors. The Company generally recognizes compensation expense on a straight-line basis over the vesting period.

In the first half of fiscal 2014 and fiscal 2013, the Company granted approximately 677,000 and 309,000 stock options, respectively, with a weighted average grant date fair value of $3.95 per unit and $5.11 per unit, respectively.  These options have a seven-year term and vest over a three-year period with a third vesting on each of the first three anniversaries of their grant date.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The compensation expense recorded for the options granted during the twenty-six weeks ended August 2, 2014 and August 3, 2013 was immaterial.

In the first half of fiscal 2014 and fiscal 2013, the Company granted approximately 153,000 and 109,000 performance share units, respectively, that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves a return on invested capital target for fiscal 2016 and fiscal 2015, respectively. The number of underlying shares that may be issued upon vesting will range from 0% to 150% depending upon the Company achieving the financial targets in fiscal 2016 and fiscal 2015, respectively. The fair value for these awards was $10.26 per unit and $11.85 per unit, respectively, at the date of the grant. The compensation expense recorded for these performance share units during the twenty-six weeks ended August 2, 2014 and August 3, 2013 was immaterial.

In the first half of fiscal 2014 and fiscal 2013, the Company granted approximately 76,000 and 55,000 performance share units, respectively, that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a total shareholder return target for the three-year period ending with fiscal 2016 and fiscal 2015, respectively. The number of underlying shares that may become exercisable will range from 0% to 175% depending upon whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $9.13 per unit and $13.41 per unit grant date fair value for fiscal 2014 and fiscal 2013, respectively. The compensation expense recorded for these performance share units during the twenty-six weeks ended August 2, 2014 and August 3, 2013 was immaterial.

In the first half of fiscal 2014, the Company granted approximately 115,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant. The fair value for these awards was $10.26 per unit at the date of the grant. The compensation expense recorded for these restricted stock units during the twenty-six weeks ended August 2, 2014 was immaterial.

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis:

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	August 2, 2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$38,423	$38,423	$—	$—
Collateral investments (1)	21,611	21,611	—	—
Deferred compensation assets (1)	4,397	—	4,397	—
Derivative asset (1)	342	—	342	—

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	February 1, 2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$33,431	$33,431	$—	$—
Collateral investments (1)	21,611	21,611	—	—
Deferred compensation assets (1)	4,242	—	4,242	—
Derivative asset (1)	606	—	606	—

(1) Included in other long-term assets.

The following represents the impact of fair value accounting for the Company’s derivative asset on its consolidated financial statements:

(dollar amounts in thousands)	Amount of (Loss) Gain in Other Comprehensive (Loss) Income (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion) (a)
Thirteen weeks ended August 2, 2014	$(128)	Interest expense	$(153)
Thirteen weeks ended August 3, 2013	$1,578	Interest expense	$(155)

Twenty-six weeks ended August 2, 2014	$(166)	Interest expense	$(304)
Twenty-six weeks ended August 3, 2013	$1,691	Interest expense	$(301)

(a) Represents the effective portion of the loss reclassified from accumulated other comprehensive loss.

The fair value of the derivative was a $0.3 million asset and a $0.6 million asset as of August 2, 2014 and February 1, 2014, respectively. Of the $0.3 million decrease in the fair value during the twenty-six weeks ended August 2, 2014, a $0.2 million loss, net of tax, was recorded to accumulated other comprehensive income on the consolidated balance sheet.

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

NOTE 13—IMPAIRMENTS

During the second quarter of fiscal 2014, the Company recorded a $2.7 million impairment charge related to five stores classified as held and used and one store classified as held for sale.  Of the $2.7 million impairment charge, $1.3 million was charged to costs of merchandise sales, and $1.4 million was charged to costs of service revenue. In the second quarter of fiscal 2013, the Company recorded a $1.7 million impairment charge related to 11 stores classified as held and used. Of the $1.7 million impairment charge, $0.4 million was charged to costs of merchandise sales, and $1.3 million was charged to costs of service revenue.  In both periods, the Company used a probability-weighted approach and estimates of expected future cash flows to determine the fair value of these stores. Discount and growth rate assumptions were derived from current economic conditions, management’s expectations and projected trends of current operating results. The remaining fair value of the impaired stores is approximately $1.5 million as of August 2, 2014 and is classified as a Level 2 or 3 measure within the fair value hierarchy.

NOTE 14—LEGAL MATTERS

The Company is party to a Consent Decree, effective July 15, 2010, with the United States Environmental Protection Agency (“EPA”) that, among other things, required the Company to implement a formal compliance program with respect to certain small gasoline engine merchandise sold by the Company.  In the fourth quarter of fiscal 2013, the EPA alleged, in writing, that the Company had violated certain inspection, testing and reporting requirements of the Consent Decree and made an aggregated stipulated penalty demand of $2.3 million as a result thereof.  During fiscal 2014, the Company made a $0.4 million payment on account of a portion of the alleged violations and invoked formal dispute resolution procedures with the EPA under the terms of the Consent Decree with respect to the balance of the violations.  The Company has accrued an amount that it believes is sufficient to resolve the remaining violations.

The Company is also party to various actions and claims arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with all such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position. However, there exists a possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While the Company does not believe that the amount of such excess loss will be material to the Company’s financial position, any such loss could have a material adverse effect on the Company’s results of operations in the period(s) during which the underlying matters are resolved.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis explains the results of operations for the second quarter of fiscal 2014 and 2013 and significant developments affecting our financial condition as of August 2, 2014. This discussion and analysis should be read in conjunction with the consolidated interim financial statements and the notes to such consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

In the first half of fiscal 2014, we opened five Service & Tire Centers and converted one Supercenter to a Service & Tire Center. We also closed three Service & Tire Centers and two Supercenters.  As of August 2, 2014, we operated 565 Supercenters, 228 Service & Tire Centers and six Pep Express stores located in 35 states and Puerto Rico.

EXECUTIVE SUMMARY

Net loss for the second quarter of 2014 was $0.3 million, or $0.00 per share, as compared to net earnings of $5.4 million, or $0.10 per share, reported for the second quarter of 2013. The decline in earnings was primarily due to reduced revenues and lower total gross margin.

Total revenues decreased for the second quarter of 2014 by 0.3%, or $1.8 million, as compared to the second quarter of 2013 due to a 1.8% decrease in comparable store sales. This decrease in comparable store sales (sales generated by locations in operation during the same period of the prior year) was comprised of a 5.4% increase in comparable store service revenues, offset by a 3.8% decrease in comparable store merchandise sales.

We believe that the industry fundamentals of increasing vehicle complexity and customer preference for DIFM remain solid over the long-term resulting in consistent demand for maintenance and repair services. Consistent with this long-term trend, we have adopted a long-term strategy of growing our automotive service business, while maintaining our DIY customer base.

In the short-term, however, various factors within the economy affect both our customers and our industry, including a weak recovery from the recent recession, continued high underemployment and the tepid growth in real wages. Another macroeconomic factor affecting our customers and our industry is gasoline prices. We believe that the sustained historically high gasoline prices over the past few years challenge our customers’ spending relative to discretionary and deferrable purchases. In addition, gasoline prices impact miles driven which, in turn, impact sales of our services and non-discretionary products. For the first five months of calendar 2014, miles driven were relatively flat. Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends may continue, nor can we predict to what degree these trends will affect us in the future.

Over the past few years, we have invested in our business to drive top line sales with investments in marketing & promotions, new stores (Service & Tire Centers), digital operations and, most recently, a new market concept that we call the “Road Ahead.”  Designed around the shopping habits of our target customer segments, this concept enhances the entire store — our people, the product assortment, its exterior and interior look and feel and the marketing programs — to learn how we can be successful in attracting more of these target customers and earn a greater share of their annual spend in the automotive aftermarket.  While each initiative has produced results, they have also brought added expense.  Total sales growth has been relatively flat due in large part to the decline in our

DIY business and combined with increased expenses has led to declining profit margins. Accordingly, we are in a position where we must reduce expenses related to our base business so that we can continue to grow with our initiatives.  We have been developing plans to reduce expenses to achieve an estimated $25 million in savings on an annual basis.

RESULTS OF OPERATIONS

The following discussion explains the material changes in our results of operations.

Analysis of Statement of Operations

Thirteen weeks ended August 2, 2014 vs. Thirteen weeks ended August 3, 2013

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	August 2, 2014 (Fiscal 2014)		August 3, 2013 (Fiscal 2013)		Favorable (Unfavorable)

Merchandise sales	76.3%		78.2%		(2.8)%
Service revenue (1)	23.7		21.8		8.3
Total revenues	100.0		100.0		(0.3)
Costs of merchandise sales (2)	69.9	(3)	66.4	(3)	(2.3)
Costs of service revenue (2)	97.2	(3)	99.9	(3)	(5.4)
Total costs of revenues	76.4		73.7		(3.2)
Gross profit from merchandise sales	30.1	(3)	33.6	(3)	(12.8)
Gross profit from service revenue	2.8	(3)	0.1	(3)	NA
Total gross profit	23.6		26.3		(10.4)
Selling, general and administrative expenses	22.9		22.9		—
Net loss from dispositions of assets	(0.1)		—		NA
Operating profit	0.6		3.4		(81.6)
Other income	0.1		0.1		(32.2)
Interest expense	0.6		0.7		15.7
Earnings from continuing operations before income taxes	0.1		2.8		(96.0)
Income tax expense	130.1	(4)	63.3	(4)	91.8
Earnings from continuing operations	—		1.0		(100.0)
Discontinued operations, net of tax	—		—		—
Net (loss) earnings	(0.1)		1.0		(105.1)

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

Total revenue for the second quarter of 2014 decreased by $1.8 million, or 0.3%, to $525.8 million from $527.6 million for the second quarter of 2013. While our total revenues are favorably impacted by the opening of new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Comparable store sales for the second quarter of 2014 decreased by 1.8% as compared to the second quarter of 2013.  This decrease in comparable store sales consisted of a 5.4% increase in comparable store service revenue offset by a decrease of 3.8% in comparable store merchandise sales.

Customer online purchases that are picked up at our stores are included in our comparable store sales calculation.  Customer online purchases that are delivered to customers’ homes are not included in our comparable store sales and are immaterial to our total sales and comparable store sales.

Total merchandise sales decreased 2.8%, or $11.4 million, to $400.9 million in the second quarter of fiscal 2014, compared to $412.3 million during the prior year quarter. Comparable store merchandise sales decreased by 3.8%, or $15.6 million, primarily due to lower comparable store transaction counts partially offset by a slightly higher average revenue per transaction. The lower comparable store transactions counts are due, in part, to the repositioning of our retail business as part of our Road Ahead strategy. During the transition, as we target those more profitable customers that are seeking the best place to shop and care for their car, we are gaining these customers at a somewhat slower rate than we have been have losing our less profitable lowest-price only customers. The decrease was comprised of a 4.2% decrease in merchandise sold through our service business (primarily tires, chemicals and filters, batteries and air-conditioning) and a 3.6% decrease in merchandise sold through our retail business (primarily oil, chemicals and filters and tune up and fuel pumps). Non-comparable stores contributed an additional $4.2 million of merchandise sales during the quarter.

Total service revenue increased 8.3%, or $9.5 million, to $124.8 million in the second quarter of 2014 from $115.0 million during the prior year quarter. Comparable store service revenue increased by 5.4%, or $6.2 million, primarily due to a higher average revenue per transaction, partially offset by a decline in transaction counts. Non-comparable stores contributed an additional $3.3 million of service revenue during the quarter.

In our retail business, we believe that the difficult macroeconomic conditions continued to impact our customers and led to the comparable store transaction counts decline of 5.2%. The increase in the average revenue per transaction of 1.6% resulted from higher selling prices.

In our service business, we believe that the decline in comparable store transaction counts of 3.0% was due to a cooler than normal summer which reduced demand for batteries and air-conditioning services and engine performance repair and diagnostic services.  Service average revenue per transaction increased by 2.8%, primarily due to higher selling prices.

Total gross profit decreased by $14.4 million, or 10.4%, to $124.3 million in the second quarter of 2014 from $138.7 million in the second quarter of 2013. Total gross profit margin decreased to 23.6% for the second quarter of 2014 from 26.3% for the second quarter of 2013. Excluding the impairment charge of $2.7 million in the second quarter of 2014 and $1.7 million in the second quarter of 2013, total gross profit margin decreased by 240 basis points to 24.2% for fiscal 2014 from 26.6% in fiscal 2013. The decrease in total gross profit margin was primarily due to increased promotional activity and sales mix resulting in lower product gross margins of 80 basis points, combined with higher payroll and related costs of 100 basis points and higher store occupancy costs of 70 basis points.

Gross profit from merchandise sales decreased by $17.7 million, or 12.8%, to $120.8 million for the second quarter of 2014 from $138.6 million in the second quarter of 2013. Gross profit margin from merchandise sales decreased to 30.1% for the second quarter of 2014 from 33.6% for the second quarter of 2013. Excluding the impairment charge of $1.3 million in the second quarter of 2014 and $0.3 million in the second quarter of 2013, gross profit margin from merchandise sales decreased by 320 basis points to 30.5% for fiscal 2014 from 33.7% in fiscal 2013. The decrease in gross profit margin was primarily due to increased promotional activity and sales mix resulting in lower product gross margins of 230 basis points, combined with higher occupancy costs of 60 basis points and higher warehousing costs of 40 basis points.

Gross profit from service revenue increased by $3.3 million, or 2,136.1%, to $3.5 million in the second quarter of 2014 from $0.2 million in the second quarter of 2013. Gross profit margin from service revenue increased to 2.8% for the second quarter of 2014 from 0.1% for the second quarter of 2013. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials) and costs of service revenue includes the fully loaded service center payroll and related employee benefits, and service center occupancy costs (rent, utilities and building maintenance). Excluding the impairment charge of $1.4 million in the second quarter of 2014 and $1.3 million in the second quarter of 2013, gross profit margin from service revenue increased by 260 basis points to 3.9% for fiscal 2014 from 1.3% in fiscal 2013. The increase in service revenue gross profit margin was primarily due to the leveraging effect of higher sales on the fixed component of payroll and related costs and occupancy costs.

Selling, general and administrative expenses as a percentage of total revenues remained flat at 22.9% for both the second quarter of 2014 and 2013 totaling $120.6 million in the second quarter of 2014 and $120.9 million in the prior year quarter. Higher media spend of $0.9 million, increased travel related to our Road Ahead store conversions of $0.3 million and increased store selling expenses of $0.4 million due to store growth were offset by lower short term compensation accruals.

Interest expense for the second quarter of 2014 was $3.0 million, a decrease of $0.6 million compared to the $3.6 million reported for the second quarter of 2013.

Our income tax expense for the second quarter of 2014 was $0.8 million, or an effective rate of 130.1%, as compared to an expense of $9.3 million, or an effective rate of 63.3% in the second quarter of 2013. The current year includes a $0.9 million charge related to recording state valuation allowances in certain tax jurisdictions, while the prior year included a $2.5 million charge primarily due to recording a valuation allowance against state hiring credits as a result of tax law changes. The annual rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported a net loss of $0.3 million in the second quarter of 2014 as compared to net earnings of $5.4 million in the prior year quarter. Our basic and diluted earnings per share were $0.00 for the second quarter of 2014 as compared to $0.10 for the second quarter of 2013.

Twenty-six weeks ended August 2, 2014 vs. Twenty-six weeks ended August 3, 2013

The following table presents for the periods indicated certain items in the consolidated statements of operations and comprehensive income as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Twenty-six weeks ended	August 2, 2014 (Fiscal 2014)		August 3, 2013 (Fiscal 2013)		Favorable (Unfavorable)

Merchandise sales	76.3%		78.0%		(2.0)%
Service revenue (1)	23.7		22.0		7.4
Total revenues	100.0		100.0		0.1
Costs of merchandise sales (2)	69.5	(3)	68.8	(3)	1.0
Costs of service revenue (2)	96.1	(3)	99.3	(3)	(4.0)
Total costs of revenues	75.8		75.5		(0.5)
Gross profit from merchandise sales	30.5	(3)	31.2	(3)	(4.3)
Gross profit from service revenue	3.9	(3)	0.7	(3)	NA
Total gross profit	24.2		24.5		(1.2)
Selling, general and administrative expenses	23.3		22.5		(3.6)
Net loss from dispositions of assets	—		—		—
Operating profit	0.9		2.0		(56.2)
Non-operating income	0.1		0.1		(10.2)
Interest expense	0.6		0.7		6.3
Earnings from continuing operations before income taxes	0.3		1.4		(77.9)
Income tax expense	55.6	(4)	37.4	(4)	67.1
Earnings from continuing operations	0.1		0.9		(84.3)
Discontinued operations, net of tax	—		—		—
Net earnings	0.1		0.9		(85.5)

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

Total revenue for the first half of 2014 increased by $0.8 million to $1,064.6 million from $1,063.8 million for the first half of 2013, while comparable store sales for the first half of 2014 decreased by $17.0 million, or 1.6%, as compared to the first half of 2013. The decrease in comparable store sales consisted of an increase of 4.3% in comparable store service revenues offset by a decrease of 3.3% in comparable store merchandise sales. While our total revenue figures were favorably impacted by the opening of the new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Non-comparable stores contributed an additional $17.8 million of total revenue in the first half of 2014 as compared to the prior year period.

Total gross profit for the first half of 2014 decreased by $3.1 million, or 1.2%, to $257.4 million from $260.5 million for the first half of 2012. Total gross profit margin decreased to 24.2% for the first half of 2014 from 24.5% for the first half of 2013. Excluding the impairment charge of $3.8 million and $2.8 million in the first half of 2014 and 2013, respectively, total gross profit margin decreased by 20 basis points period over period. The decrease in total gross profit margin was primarily due to higher payroll and related expenses of 60 basis points and higher occupancy costs of 40 basis, partially offset by higher product gross margins of 80 basis points.

Gross profit from merchandise sales for the first half of 2014 decreased by $11.1 million, or 4.3%, to $247.7 million from $258.8 million for the first half of 2013. Gross profit margin from merchandise sales decreased to 30.5% for the first half of 2014 from 31.2% for the prior year period. Excluding the impairment charge of $1.5 million in the first half of 2014 and $0.5 million in the prior year first half, gross profit margin from merchandise sales decreased by 60 basis points period over period. The decrease in gross profit margin from merchandise sales was due to higher occupancy costs (rent, utilities) of 30 basis points and higher warehousing costs of 20 basis points.

Gross profit from service revenue for the first half of 2014 increased by $8.0 million to $9.7 million from $1.7 million for the first half of 2013. Gross profit margin from service revenue for the first half of 2014 increased to 3.9% from 0.7% for the first half of 2013. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials). Costs of service revenues include the fully loaded service center payroll and related employee benefits and service center occupancy costs. Excluding the impairment charge of $2.3 million in the first half of both 2014 and 2013, gross profit margin from service revenue increased by 300 basis points period over period. The increase in service revenue gross profit margin was primarily due to the leveraging effect of higher sales on the fixed component of payroll and related costs.

Selling, general and administrative expenses, as a percentage of total revenues for the first half of 2014 increased to 23.3% as compared to 22.5% for the first half of 2013. Selling, general and administrative expenses increased $8.6 million, or 3.6%, compared to the first half of 2013 due to the establishment of a litigation accrual of $4.0 million, higher media expense of $4.3 million, higher travel expense related to our Road Ahead conversions of $0.4 million and higher store selling expense due to store growth of $1.0 million, partially offset by lower payroll and related expense of $1.2 million primarily due to lower short term compensation accruals.

Interest expense for the first half of 2014 was $6.8 million, a decrease of $.5 million compared to the $7.2 million reported for the first half of 2013.

Our income tax expense for the first half of 2014 was $1.8 million, or an effective rate of 55.6%, as compared to an expense of $5.6 million, or an effective rate of 37.4%, for the first half of 2013. The current year includes a $0.9 million charge related to recording state valuation allowances in certain tax jurisdictions The annual rate is dependent on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported net earnings of $1.3 million for the first half of 2014 as compared to net earnings of $9.2 million in the prior year period. Our diluted earnings per share were $0.03 as compared to $0.17 in the prior year period.

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

The following table presents the revenues and gross profit for each area of our business:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
(Dollar amounts in thousands)	2014	2013	2014	2013

Service Center Revenue (1)	$288,302	$280,905	$582,215	$567,882
Retail Sales (2)	237,471	246,714	482,380	495,910
Total revenues	$525,773	$527,619	$1,064,595	$1,063,792

Gross profit from Service Center Revenue (3)	$60,684	$61,593	$124,463	$113,733
Gross profit from Retail Sales (3)	63,613	77,115	132,961	146,816
Total gross profit	$124,297	$138,708	$257,424	$260,549

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

CAPITAL AND LIQUIDITY

Our cash requirements arise principally from (1) the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, (2) debt service and (3) contractual obligations. Cash flows realized through the sales of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by operating activities was $15.6 million in the first half of 2014, as compared to $31.2 million in the first half of 2013. The $15.6 million decline from the first half of 2013 was due to decreased net earnings, net of non-cash adjustments of $9.2 million and an unfavorable change in operating assets and liabilities of $6.3 million. The change in operating assets and liabilities was primarily due to an unfavorable change in accrued expenses and other current assets of $11.5 million, partially offset by a favorable change in inventory, net of accounts payable, of $5.5 million. We expect favorable changes in inventory to continue for the balance of fiscal 2014 and through fiscal 2015, as we have set a target of reducing our inventory by $50.0 million by the end of fiscal 2015. The change in accrued expenses and other current assets was primarily due to the timing of our Savings Plan (401k) matching contribution and the run-off of our medical claims as we converted from our self insurance program to a fully insured program.

Taking into consideration changes in our trade payable program liability (shown as cash flows from financing activities on the consolidated statements of cash flows), cash used in accounts payable was $27.2 million in the first half of 2014 and $19.0 million in the first half of 2013. The ratio of accounts payable, including our trade payable program, to inventory was 54.1% as of August, 2 2014, 57.4% as of February 1, 2014, and 57.9% as of August, 3 2013. Inventory declined by $12.8 million or 1.9% from year end fiscal 2013 primarily due to lower purchases in the first half of 2014.

Cash used in investing activities was $39.0 million in the first half of 2014 as compared to $23.5 million in the first half of 2013. Capital expenditures were $39.0 million and $24.5 million in the first half of 2014 and 2013, respectively. Capital expenditures for the first half of 2014, in addition to our regularly scheduled store, distribution center improvements and information technology enhancements, included the addition of five new Service and Tire Centers and the conversion of twenty-one stores into our new “Road Ahead” format. Capital expenditures for the first half of 2013 included the addition of nine new Service & Tire Centers and four new Supercenters. During the first half of 2013, we received $1.0 million of previously posted collateral for retained liabilities related to existing insurance programs.

Our targeted capital expenditures for fiscal 2014 are approximately $80.0 million, which includes the planned addition of 21 Service and Tire Centers, three Supercenters (two of which are relocations), 25 Speed Shops within existing Supercenters and the conversion of 43 stores to the “Road Ahead” format. As the Road Ahead conversions have progressed, we have refined their scope to include a range of alternatives, from full to moderate investment, to be determined on a store by store basis. We now expect the gross investment in future conversions to average approximately $0.4 million per store, down from the approximately $0.55 million per store investment made to date.

In the first half of 2014, cash provided by financing activities was $28.6 million, as compared to cash used in financing activities of $2.0 million in the first half of 2013.  The cash provided by financing activities in the first half of 2014 was primarily related to net borrowings under our revolving credit facility of $21.5 million and $7.4 million under our trade payable program, as compared to net payments of $0.4 million under the trade payable program in the first half of 2013. The trade payable program is funded by various bank participants who have the ability, but not the obligation, to purchase, directly from our vendors, account receivables owed by Pep Boys. As of August 2, 2014 and February 1, 2014, we had an outstanding balance of $137.2 million and $129.8 million, respectively (classified as trade payable program liability on the consolidated balance sheet).

We anticipate that cash on hand, cash generated by operating activities, and availability under our existing revolving credit agreement will exceed our expected cash requirements in fiscal 2014. As of August 2, 2014, we had $38.4 million of cash and cash equivalents on hand, $25.0 million drawn on our revolving credit agreement and maintained undrawn availability on our revolving credit agreement of $129.4 million.

Our working capital was $152.2 million and $131.0 million as of August 2, 2014 and February 1, 2014, respectively. Our total debt, net of cash on hand, as a percentage of our net capitalization, was 25.0% and 23.5% as of August 2, 2014 and February 1, 2014, respectively.

NEW ACCOUNTING STANDARDS

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the new standard, but does not expect adoption of ASU 2014-12 to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early adoption not permitted. The Company is currently evaluating the new standard, but does not expect the adoption of ASU 2014-09 to have a material impact on the consolidated financial statements.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is due to changes in interest rates. Pursuant to the terms of our Revolving Credit Agreement, changes in daily LIBOR could affect the rates at which we could borrow funds thereunder. At August 2, 2014 we had borrowings of $25.0 million under this facility. Additionally, we have a $200.0 million Term Loan that bears interest at LIBOR, with a floor of 1.25%, plus 3.00%.

We have two interest rate swaps for a notional amount of $50.0 million each, which are designated as a cash flow hedge on the first $100.0 million our Term Loan. We record the effective portion of the change in fair value through accumulated other comprehensive income (loss).

The fair value of the derivative was a $0.3 million asset and a $0.6 million asset at August 2, 2014 and February 1, 2014, respectively. Of the $0.3 million decrease in the fair value during the twenty-six weeks ended August 2, 2014, a $0.2 million loss, net of tax, was recorded to accumulated other comprehensive income on the consolidated balance sheet.

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

PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

The Company is party to a Consent Decree, effective July 15, 2010, with the United States Environmental Protection Agency (“EPA”) that, among other things, required the Company to implement a formal compliance program with respect to certain small gasoline engine merchandise sold by the Company.  In the fourth quarter of fiscal 2013, the EPA alleged, in writing, that the Company had violated certain inspection, testing and reporting requirements of the Consent Decree and made an aggregated stipulated penalty demand of $2.3 million as a result thereof.  During fiscal 2014, the Company made a $0.4 million payment on account of a portion of the alleged violations and invoked formal dispute resolution procedures with the EPA under the terms of the Consent Decree with respect to the balance of the violations.  The Company has accrued an amount that it believes is sufficient to resolve the remaining violations.

The Company is also party to various actions and claims arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with all such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position. However, there exists a possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While the Company does not believe that the amount of such excess loss will be material to the Company’s financial position, any such loss could have a material adverse effect on the Company’s results of operations in the period(s) during which the underlying matters are resolved.

ITEM 1A  RISK FACTORS

There have been no changes to the risks described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2012, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s common stock to be made from time to time in the open market or in privately negotiated transactions, with no expiration date. There were no common stock repurchases for the second quarter of fiscal 2014. As of August 2, 2014, there were 1,875,753 shares available for issuance under this plan.

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

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date:	September 9, 2014	by:	/s/ David R. Stern

David R. Stern
Executive Vice President - Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document