Form 10-Q
period 2014-11-01
PEP BOYS MANNY MOE & JACK
filed 2014-12-09
CIK 77449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 1, 2014

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

As of November 29, 2014, there were 53,507,509 shares of the registrant’s Common Stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1  CONSOLIDATED FINANCIAL STATEMENTS

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

(unaudited)

	November 1, 2014	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$36,430	$33,431
Accounts receivable, less allowance for uncollectible accounts of $1,616 and $1,320	31,622	25,152
Merchandise inventories	667,438	672,354
Prepaid expenses	15,314	29,282
Other current assets	51,470	63,405
Assets held for disposal	4,636	2,013
Total current assets	806,910	825,637

Property and equipment, net of accumulated depreciation of $1,257,988 and $1,227,121	614,326	625,525
Goodwill	56,794	56,794
Deferred income taxes	57,070	57,686
Other long-term assets	37,301	39,839
Total assets	$1,572,401	$1,605,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$217,066	$256,031
Trade payable program liability	145,105	129,801
Accrued expenses	209,524	237,403
Deferred income taxes	68,556	69,373
Current maturities of long-term debt	2,000	2,000
Total current liabilities	642,251	694,608

Long-term debt less current maturities	229,500	199,500
Other long-term liabilities	45,843	48,485
Deferred gain from asset sales	105,370	114,823
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	297,313	297,009
Retained earnings	428,845	432,332
Accumulated other comprehensive income	43	379
Treasury stock, at cost — 15,177,705 shares and 15,358,872 shares	(245,321)	(250,212)
Total stockholders’ equity	549,437	548,065
Total liabilities and stockholders’ equity	$1,572,401	$1,605,481

See notes to consolidated financial statements.

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(dollar amounts in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Merchandise sales	$395,941	$394,346	$1,208,778	$1,223,813
Service revenue	121,643	112,696	373,401	347,022
Total revenues	517,584	507,042	1,582,179	1,570,835
Costs of merchandise sales	278,800	267,489	843,946	838,126
Costs of service revenue	120,450	116,741	362,473	349,348
Total costs of revenues	399,250	384,230	1,206,419	1,187,474
Gross profit from merchandise sales	117,141	126,857	364,832	385,687
Gross profit (loss) from service revenue	1,193	(4,045)	10,928	(2,326)
Total gross profit	118,334	122,812	375,760	383,361
Selling, general and administrative expenses	117,651	115,104	365,345	354,236
Net loss from dispositions of assets	(109)	(67)	(519)	(213)
Operating profit	574	7,641	9,896	28,912
Other income	418	524	1,175	1,367
Interest expense	3,485	3,643	10,269	10,885
(Loss) earnings from continuing operations before income taxes and discontinued operations	(2,493)	4,522	802	19,394
Income tax (benefit) expense	(723)	3,509	1,108	9,074
(Loss) earnings from continuing operations before discontinued operations	(1,770)	1,013	(306)	10,320
Loss from discontinued operations, net of tax	(194)	(49)	(319)	(124)
Net (loss) earnings	(1,964)	964	(625)	10,196

Basic (loss) earnings per share:
(Loss) earnings from continuing operations before discontinued operations	$(0.03)	$0.02	$—	$0.19
(Loss) from discontinued operations, net of tax	—	—	(0.01)	—
Basic (loss) earnings per share	$(0.03)	$0.02	$(0.01)	$0.19

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations before discontinued operations	$(0.03)	$0.02	$—	$0.19
(Loss) from discontinued operations, net of tax	—	—	(0.01)	—
Diluted (loss) earnings per share	$(0.03)	$0.02	$(0.01)	$0.19

Other comprehensive (loss) income:
Derivative financial instruments adjustment, net of tax	(170)	(372)	(336)	1,319
Comprehensive (loss) income	$(2,134)	$592	$(961)	$11,515

See notes to consolidated financial statements.

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	Thirty-nine weeks ended
	November 1 2014	November 2, 2013
Cash flows from operating activities:
Net (loss) earnings	$(625)	$10,196
Adjustments to reconcile net (loss) earnings to net cash provided by continuing operations:
Loss from discontinued operations, net of tax	319	124
Depreciation	55,518	59,941
Amortization of deferred gain from asset sales	(9,453)	(9,453)
Amortization of deferred financing costs	1,937	1,952
Stock compensation expense	1,533	2,451
Deferred income taxes	(66)	(478)
Net loss from disposition of assets	519	213
Loss from asset impairment	5,243	4,882
Other	(238)	(322)
Changes in operating assets and liabilities:
Decrease in accounts receivable, prepaid expenses and other	19,644	18,431
Decrease (increase) in merchandise inventories	4,916	(23,693)
(Decrease) increase in accounts payable	(36,494)	7,746
Decrease in accrued expenses	(28,363)	(6,589)
Decrease in other long-term liabilities	(2,182)	(2,354)
Net cash provided by continuing operations	12,208	63,047
Net cash used in discontinued operations	(583)	(193)
Net cash provided by operating activities	11,625	62,854

Cash flows from investing activities:
Capital expenditures	(54,975)	(38,334)
Proceeds from dispositions of assets	56	19
Acquisitions, net of cash acquired	—	(10,741)
Release of collateral investment	—	1,000
Net cash used in investing activities	(54,919)	(48,056)

Cash flows from financing activities:
Borrowings under line of credit agreements	479,438	1,926
Payments under line of credit agreements	(447,938)	(1,926)
Borrowings on trade payable program liability	143,614	114,804
Payments on trade payable program liability	(128,310)	(129,819)
Debt payments	(1,500)	(1,500)
Proceeds from stock issuance	989	1,079
Repurchase of common stock	—	(2,750)
Net cash provided by (used in) financing activities	46,293	(18,186)
Net increase (decrease) in cash and cash equivalents	2,999	(3,388)
Cash and cash equivalents at beginning of period	33,431	59,186
Cash and cash equivalents at end of period	$36,430	$55,798

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$845	$4,322
Cash received from income tax refunds	$244	$51
Cash paid for interest	$8,482	$9,149
Non-cash investing activities:
Accrued purchases of property and equipment	$1,350	$2,369

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements.” It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014. The results of operations for the thirty-nine weeks ended November 1, 2014 are not necessarily indicative of the operating results for the full fiscal year.

The consolidated financial statements presented herein are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of November 1, 2014 and for all periods presented have been made.

The Company’s fiscal year ends on the Saturday nearest to January 31. Fiscal 2014, which ends January 31, 2015, and Fiscal 2013, which ended February 1, 2014, are comprised of 52 weeks. The Company operated 802 store locations as of November 1, 2014, of which 226 were owned and 576 were leased.

NOTE 2—NEW ACCOUNTING STANDARDS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; earlier adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on the consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the new standard, but does not expect adoption of ASU 2014-12 to have a material impact on our consolidated financial statements.

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

NOTE 3—ACQUISITIONS

During the thirteen weeks ended November 2, 2013, the Company paid $10.7 million to purchase 18 Service & Tire Centers located in Southern California from AKH Company, Inc., which had operated under the name Discount Tire Centers. This acquisition was financed using cash on hand. Collectively, the acquired stores produced approximately $26.1 million in sales annually based on unaudited pre-acquisition historical information. The results of operations of these acquired stores are included in the Company’s results of operations as of the date of acquisition.

The Company expensed all costs related to this acquisition during Fiscal 2013. The total costs related to this acquisition were immaterial and are included in the consolidated statement of operations within selling, general and administrative expenses.

The purchase price of the acquisition was allocated to tangible assets of approximately $0.8 million and $0.1 million in intangible assets, with the remaining $9.9 million recorded as goodwill. The goodwill was primarily related to growth opportunities and assembled workforces, and is deductible for tax purposes.

As the acquisition was immaterial to the Company’s operating results for the thirteen and thirty-nine week periods ended November 2, 2013, pro forma results of operations are not disclosed.

NOTE 4—MERCHANDISE INVENTORIES

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (“FIFO”) method of costing inventory had been used by the Company, inventory would have been $590.3 million and $579.8 million as of November 1, 2014 and February 1, 2014, respectively.

The Company’s inventory, consisting primarily of automotive tires, parts, and accessories, is used on vehicles typically having long lives. Because of this, and combined with the Company’s historical experience of returning excess inventory to the Company’s suppliers for full credit, the risk of obsolescence is minimal. The Company establishes a reserve for excess inventory for instances where less than full credit will be received for such returns or where the Company anticipates items will be sold at retail prices that are less than recorded costs. The reserve is based on management’s judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where the Company received less than full credit from suppliers for product returns. The Company also provides for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program. The Company’s inventory adjustments for these matters were immaterial as of November 1, 2014 and February 1, 2014, respectively.

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

The reserve for warranty cost activity for the thirty-nine weeks ended November 1, 2014 and the fifty-two weeks ended February 1, 2014 is as follows:

(dollar amounts in thousands)	November 1, 2014	February 1, 2014
Beginning balance	$682	$864

Additions related to current period sales	10,369	13,748

Warranty costs incurred in current period	(10,369)	(13,930)

Ending balance	$682	$682

NOTE 6—DEBT AND FINANCING ARRANGEMENTS

The following are the components of debt and financing arrangements:

(dollar amounts in thousands)	November 1, 2014	February 1, 2014
Senior Secured Term Loan, due October 2018	$196,500	$198,000
Revolving Credit Agreement, through July 2016	35,000	3,500
Long-term debt	231,500	201,500
Current maturities	(2,000)	(2,000)
Long-term debt less current maturities	$229,500	$199,500

The Company has a Revolving Credit Agreement (the “Agreement”) with available borrowings up to $300.0 million and a maturity of July 2016. As of November 1, 2014, the Company had $35.0 million in borrowings outstanding under the Agreement and $37.8 million of availability was utilized to support outstanding letters of credit. Taking this into account and the borrowing base requirements (including reduction for amounts outstanding under the supplier financing program), as of November 1, 2014 there was $118.9 million of availability remaining under the Agreement.

The Company’s debt agreements require compliance with covenants. The most restrictive of these covenants, an earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement, is triggered if the Company’s availability under its Revolving Credit Agreement plus unrestricted cash drops below $50.0 million. As of November 1, 2014, the Company was in compliance with all financial covenants contained in its debt agreements.

The Company has a supplier financing program with availability up to $200.0 million which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by the Company directly from suppliers. The Company, in turn, makes the regularly scheduled full supplier payments to the bank participants. There was an outstanding balance of $145.1 million and $129.8 million under the program as of November 1, 2014 and February 1, 2014, respectively (classified as trade payable program liability on the consolidated balance sheet).

Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt obligations and are considered a level 2 measure under the fair value hierarchy. The estimated fair value of long-term debt including current maturities was $230.0 million and $203.7 million as of November 1, 2014 and February 1, 2014, respectively.

NOTE 7—INCOME TAXES

The Company recognizes taxes payable for the current year, as well as deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company’s effective income tax rate differs from the U.S. statutory rate principally due to state taxes, foreign taxes related to the Company’s Puerto Rico operations and certain other permanent tax items. The annual rate depends on a number of factors, including the jurisdiction in which pre-tax earnings is derived and the timing and nature of discrete items. For the thirteen weeks ended November 1, 2014 the effective tax rate was a 29.0% benefit as compared to a 77.6% expense recorded in the corresponding period of the prior year. The decrease in the effective tax rate was primarily due to a change in the mix of pre-tax (loss) earnings within certain jurisdictions and the impact of permanent tax differences in relation to pre-tax (loss) earnings.

For the thirty-nine weeks ended November 1, 2014 and November 2, 2013, the effective tax rate was 138.2% and 46.8%, respectively. The increase in the effective tax rate was primarily attributable to a change in the mix of pre-tax earnings within certain jurisdictions, the impact of permanent tax differences in relation to pre-tax earnings and the effect of discrete items recorded in each year.

For income tax benefits related to uncertain tax positions to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. During the thirty-nine weeks ended November 1, 2014, unrecognized tax benefits were reduced by $0.6 million primarily as a result of a tax settlement within certain jurisdictions where the Company operates. The Company does not expect any significant increases or decreases to the amount of unrecognized tax benefits within the next 12 months.

NOTE 8—EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for earnings from continuing operations and net earnings:

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
(dollar amounts in thousands, except per share amounts)		November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013

(a)	(Loss) earnings from continuing operations	$(1,770)	$1,013	$(306)	$10,320

	Loss from discontinued operations, net of tax	(194)	(49)	(319)	(124)

	Net (loss) earnings	$(1,964)	$964	$(625)	$10,196

(b)	Basic average number of common shares outstanding during period	53,590	53,315	53,533	53,363

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	—	615	—	599

(c)	Diluted average number of common shares assumed outstanding during period	53,590	53,930	53,533	53,962

	Basic (loss) earnings per share:
	(Loss) earnings from continuing operations (a/b)	$(0.03)	$0.02	$—	$0.19
	(Loss) from discontinued operations, net of tax	—	—	(0.01)	—
	Basic (loss) earnings per share	$(0.03)	$0.02	$(0.01)	$0.19

	Diluted (loss) earnings per share:
	(Loss) earnings from continuing operations (a/c)	$(0.03)	$0.02	$—	$0.19
	(Loss) from discontinued operations, net of tax	—	—	(0.01)	—
	Diluted (loss) earnings per share	$(0.03)	$0.02	$(0.01)	$0.19

As of November 1, 2014 and November 2, 2013, respectively, there were 2,797,000 and 2,572,000 outstanding options and restricted stock units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total number of such shares excluded from the diluted earnings per share calculation is 2,797,000 and 824,000 for the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively. The total number of such shares excluded from the diluted earnings per share calculation is 2,797,000 and 1,011,000 for the thirty-nine weeks ended November 1, 2014 and November 2, 2013.

NOTE 9—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents changes in accumulated other comprehensive (loss) income for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013, net of tax:

	Gains on Cash Flow Hedges
	Thirteen weeks ended		Thirty- nine weeks ended
(dollar amounts in thousands)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Beginning balance	$213	$711	$379	$(980)

Other comprehensive (loss) income before reclassifications, net of $160 tax benefit, $283 tax benefit, $372 tax benefit and $618 tax expense	(267)	(471)	(623)	1,032
Amounts reclassified from accumulated other comprehensive income net of $58, $59, $173 and $172 tax (a)	97	99	287	287
Net current-period other comprehensive (loss) income	(170)	(372)	(336)	1,319

Ending balance	$43	$339	$43	$339

(a)  Reclassified amount increased interest expense.

NOTE 10—BENEFIT PLANS

The Company continues to maintain the non-qualified defined contribution portion of the Supplemental Executive Retirement Plan (the “Account Plan”) for key employees designated by the Board of Directors. On January 31, 2014, the Account Plan was amended to eliminate the retirement plan contributions that have historically been made by the Company effective for calendar year 2015. For fiscal 2014 and fiscal 2013, contributions to the Account Plan are contingent upon meeting certain performance metrics. The Company had no contribution expense for the Account Plan in the first three quarters of fiscal 2014 or fiscal 2013.

The Company also has a qualified 401(k) savings plan and a separate plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 18 years of age with one or more years of service. The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation under both savings plans. The Company’s savings plans’ contribution expense was $2.3 million in the first three quarters of fiscal 2014 and was $2.5 million in the first three quarters of fiscal 2013.

NOTE 11—STOCKHOLDERS’ EQUITY

On December 12, 2012, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s common stock to be made from time to time in the open market or in privately negotiated transactions, with no expiration date. In the first three quarters of fiscal 2013, the Company repurchased 237,624 shares of common stock for $2.8 million. The repurchased shares are included in the Company’s treasury stock.

NOTE 12—EQUITY COMPENSATION PLANS

The Company has stock-based compensation plans under which it grants stock options, performance share units and restricted stock units to key employees and members of its Board of Directors. The Company generally recognizes compensation expense on a straight-line basis over the vesting period.

In the first nine months of fiscal 2014 and fiscal 2013, the Company granted approximately 684,000 and 309,000 stock options, respectively, with a weighted average grant date fair value of $3.95 per unit and $5.11 per unit, respectively. These options have a seven-year term and vest over a three-year period with a third vesting on each of the first three anniversaries of their grant date.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The compensation expense recorded for the options granted during the thirty-nine weeks ended November 1, 2014 and November 2, 2013 was immaterial.

In the first nine months of fiscal 2014 and fiscal 2013, the Company granted approximately 155,000 and 109,000 performance share units, respectively, that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves a return on invested capital target for fiscal 2016 and fiscal 2015, respectively. The number of underlying shares that may be issued upon vesting will range from 0% to 150% depending upon the Company achieving the financial targets in fiscal 2016 and fiscal 2015, respectively. The fair value for these awards was $10.26 per unit and $11.85 per unit, respectively, at the date of the grant. The compensation expense recorded for these performance share units during the thirty-nine weeks ended November 1, 2014 and November 2, 2013 was immaterial.

In the first nine months of fiscal 2014 and fiscal 2013, the Company granted approximately 77,000 and 55,000 performance share units, respectively, that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a total shareholder return target for the three-year period ending with fiscal 2016 and fiscal 2015, respectively. The number of underlying shares that may become exercisable will range from 0% to 175% depending upon whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $9.13 per unit and $13.41 per unit grant date fair value for fiscal 2014 and fiscal 2013, respectively. The compensation expense recorded for these performance share units during the thirty-nine weeks ended November 1, 2014 and November 2, 2013 was immaterial.

In the first nine months of fiscal 2014, the Company granted approximately 116,000 restricted stock units that will vest if the employees remain continuously employed through the third anniversary date of the grant. The fair value for these awards was $10.26 per unit at the date of the grant. The compensation expense recorded for these restricted stock units during the thirty-nine weeks ended November 1, 2014 was immaterial.

During the third quarter of fiscal 2014, the Company granted approximately 142,000 restricted stock units that vest continuously over approximately 15 months and have an average fair value of $9.28 per share.

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis:

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	November 1, 2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$36,430	$36,430	$—	$—
Collateral investments (1)	21,611	21,611	—	—
Deferred compensation assets (1)	4,450	—	4,450	—
Derivative asset (1)	68	—	68	—

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	February 1, 2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$33,431	$33,431	$—	$—
Collateral investments (1)	21,611	21,611	—	—
Deferred compensation assets (1)	4,242	—	4,242	—
Derivative asset (1)	606	—	606	—

(1) Included in other long-term assets.

The following represents the impact of fair value accounting for the Company’s derivative asset on its consolidated financial statements:

(dollar amounts in thousands)	Amount of (Loss) Gain in Other Comprehensive (Loss) Income (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion) (a)
Thirteen weeks ended November 1, 2014	$(170)	Interest expense	$(155)
Thirteen weeks ended November 2, 2013	$(372)	Interest expense	$(158)

Thirty-nine weeks ended November 1, 2014	$(336)	Interest expense	$(459)
Thirty-nine weeks ended November 2, 2013	$1,319	Interest expense	$(459)

(a) Represents the effective portion of the loss reclassified from accumulated other comprehensive loss.

The fair value of the derivative was a $0.1 million asset and a $0.6 million asset as of November 1, 2014 and February 1, 2014, respectively. Of the $0.5 million decrease in the fair value during the thirty-nine weeks ended November 1, 2014, a $0.3 million loss, net of tax, was recorded to accumulated other comprehensive income on the consolidated balance sheet.

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

NOTE 14—IMPAIRMENTS

During the third quarter of fiscal 2014, the Company recorded a $1.4 million impairment charge related to 10 stores classified as held and used. Of the $1.4 million impairment charge, $0.3 million was charged to costs of merchandise sales, and $1.1 million was charged to costs of service revenue. In the third quarter of fiscal 2013, the Company recorded a $2.0 million impairment charge related to 10 stores classified as held and used. Of the $2.0 million impairment charge, $0.9 million was charged to costs of merchandise sales, and $1.1 million was charged to costs of service revenue. In both periods, the Company used a probability-weighted approach and estimates of expected future cash flows to determine the fair value of these stores. Discount and growth rate assumptions were derived from current economic conditions, management’s expectations and projected trends of current operating results. The remaining fair value of the impaired stores is approximately $1.9 million as of November 1, 2014 and is classified as a Level 2 or 3 measure within the fair value hierarchy.

NOTE 15—LEGAL MATTERS

The Company is party to a Consent Decree, effective July 15, 2010, with the United States Environmental Protection Agency (“EPA”) that, among other things, required the Company to implement a formal compliance program with respect to certain small gasoline engine merchandise sold by the Company. In the fourth quarter of fiscal 2013, the EPA alleged, in writing, that the Company had violated certain inspection, testing and reporting requirements of the Consent Decree and made an aggregated stipulated penalty demand of $2.3 million as a result thereof. In November 2014, the Company reached a settlement in principle to resolve these allegations for an aggregate payment of $1.0 million, of which $0.4 million was previously paid.

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

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis explains the results of operations for the third quarter of fiscal 2014 and 2013 and significant developments affecting our financial condition as of November 1, 2014. This discussion and analysis should be read in conjunction with the consolidated interim financial statements and the notes to such consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Introduction

The Pep Boys—Manny, Moe & Jack and subsidiaries (the “Company”) has been the best place to shop and care for your car since it began operations in 1921. Approximately 19,000 associates are focused on delivering the best customer service in the automotive aftermarket to our customers across our over 800 locations throughout the United States and Puerto Rico and on-line at pepboys.com. Pep Boys satisfies all of a customer’s automotive needs through our unique offering of service, tires, parts and accessories.

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

In the first nine months of fiscal 2014, we opened 11 Service & Tire Centers, one Supercenter and converted one Supercenter to a Service & Tire Center. We also closed four Service & Tire Centers and five Supercenters. As of November 1, 2014, we operated 563 Supercenters, 233 Service & Tire Centers and six Pep Express stores located in 35 states and Puerto Rico.

EXECUTIVE SUMMARY

Net loss for the third quarter of 2014 was $2.0 million, or $0.03 per share, as compared to net earnings of $1.0 million, or $0.02 per share, reported for the third quarter of 2013.

Total revenues increased for the third quarter of 2014 by 2.1%, or $10.5 million, as compared to the third quarter of 2013 due to a 1.2% increase in comparable store sales. This increase in comparable store sales (sales generated by locations in operation during the same period of the prior year) was comprised of a 6.1% increase in comparable store service revenues, offset by a 0.2% decrease in comparable store merchandise sales.

We believe that the industry fundamentals of increasing vehicle complexity and customer preference for DIFM remain solid over the long-term resulting in consistent demand for maintenance and repair services. Consistent with this long-term trend, we have adopted a long-term strategy of growing our automotive service business, while maintaining our DIY customer base.

In the short-term, however, various factors within the economy affect both our customers and our industry, including a weak recovery from the recent recession, continued high underemployment and the tepid growth in real wages. We believe that these factors challenge our customers’ spending relative to discretionary and deferrable purchases. These spending habits impact miles driven which, in turn, impact sales of our services and non-discretionary products. Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends may continue, nor can we predict to what degree these trends will affect us in the future.

Over the past few years, we have invested in our business to drive top line sales with investments in marketing & promotions, new stores (Service & Tire Centers), digital operations and, most recently, a new market concept that we call the “Road Ahead.”  Designed around the shopping habits of our target customer segments, this concept enhances the entire store — our people, the product assortment, its exterior and interior look and feel and the marketing programs — to learn how we can be successful in attracting more of these target customers and earn a greater share of their annual spend in the automotive aftermarket. While each initiative has produced results, they have also brought added expense. Total sales growth has been relatively flat due in large part to the decline in our DIY business and combined with increased expenses has led to declining profit margins. Accordingly, we continue to review expenses related to our base business so we can continue to invest in our initiatives.

RESULTS OF OPERATIONS

The following discussion explains the material changes in our results of operations.

Analysis of Statement of Operations

Thirteen weeks ended November 1, 2014 vs. Thirteen weeks ended November 2, 2013

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	November 1, 2014 (Fiscal 2014)		November 2, 2013 (Fiscal 2013)		Favorable (Unfavorable)

Merchandise sales	76.5%		77.8%		0.4%
Service revenue (1)	23.5		22.2		7.9
Total revenues	100.0		100.0		2.1
Costs of merchandise sales (2)	70.4	(3)	67.8	(3)	(4.2)
Costs of service revenue (2)	99.0	(3)	103.6	(3)	(3.2)
Total costs of revenues	77.1		75.8		(3.9)
Gross profit from merchandise sales	29.6	(3)	32.2	(3)	(7.7)
Gross profit from service revenue	1.0	(3)	(3.6)	(3)	129.5
Total gross profit	22.9		24.2		(3.6)
Selling, general and administrative expenses	22.7		22.7		(2.2)
Net loss from dispositions of assets	—		—		—
Operating profit	0.1		1.5		(92.5)
Other income	0.1		0.1		(20.2)
Interest expense	0.7		0.7		4.3
(Loss) Earnings from continuing operations before income taxes	(0.5)		0.9		(155.1)
Income tax expense	29.0	(4)	77.6	(4)	120.6
(Loss)Earnings from continuing operations	(0.3)		0.2		(274.9)
Discontinued operations, net of tax	—		—		—
Net (loss) earnings	(0.4)		0.2		(304.1)

(1)	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.
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

Total revenue for the third quarter of 2014 increased by $10.5 million, or 2.1%, to $517.6 million from $507.0 million for the third quarter of 2013. While our total revenues are favorably impacted by the opening of new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Comparable store sales for the third quarter of 2014 increased by 1.2% as compared to the third quarter of 2013. This increase in comparable store sales consisted of a 6.1% increase in comparable store service revenue offset by a decrease of 0.2% in comparable store merchandise sales.

Customer online purchases that are picked up at our stores are included in our comparable store sales calculation. Customer online purchases that are delivered to customers’ homes are not included in our comparable store sales and are immaterial to our total sales and comparable store sales.

Total merchandise sales increased 0.4%, or $1.6 million, to $395.9 million in the third quarter of fiscal 2014, compared to $394.3 million during the prior year quarter. Comparable store merchandise sales decreased by 0.2%, or $1.0 million, primarily due to a decline in comparable store transaction counts mostly offset by a higher average revenue per transaction. The lower comparable store transactions counts are due, in part, to the repositioning of our retail business as part of our Road Ahead strategy. During the transition, as we target those more profitable customers that are seeking the best place to shop and care for their car, we are gaining these customers at a somewhat slower rate than we have been losing our less profitable lowest-price only customers. Non-comparable stores contributed an additional $2.6 million of merchandise sales during the quarter.

Total service revenue increased 7.9%, or $8.9 million, to $121.6 million in the third quarter of 2014 from $112.7 million during the prior year quarter. Comparable store service revenue increased by 6.1%, or $6.8 million, primarily due to a higher average revenue per transaction, partially offset by a decline in transaction counts. Non-comparable stores contributed an additional $2.1 million of service revenue during the quarter.

In our retail business (as defined below in Industry Comparison), continued competitive pressures led to a comparable store transaction count decline of 4.6%, while higher selling prices resulted in a 2.8% increase in average revenue per transaction.

In our service business (as defined below in Industry Comparison), we believe that the decline in comparable store transaction counts of 1.9% was due to a cooler than normal summer/early fall which reduced demand for batteries, air-conditioning services, engine performance and diagnostic services. In addition, oil change transactions declined due to less promotional activity in the current year as compared to the prior year. Service average revenue per transaction increased by 5.6%, primarily due to higher selling prices and a shift in sales mix to higher priced tires.

Total gross profit decreased by $4.5 million, or 3.6%, to $118.3 million in the third quarter of 2014 from $122.8 million in the third quarter of 2013. Total gross profit margin decreased to 22.9% for the third quarter of 2014 from 24.2% for the third quarter of 2013. Excluding the impairment charge of $1.4 million and $2.0 million in the third quarter of 2014 and 2013, respectively, total gross profit margin decreased by 150 basis points to 23.1% for fiscal 2014 from 24.6% in fiscal 2013. The decrease in total gross profit margin was primarily due to lower gross margins of 130 basis points primarily due to change in sales mix, lower vendor support funds, higher inventory shrinkage and higher freight costs.

Gross profit from merchandise sales decreased by $9.7 million, or 7.7%, to $117.1 million for the third quarter of 2014 from $126.9 million in the third quarter of 2013. Gross profit margin from merchandise sales decreased to 29.6% for the third quarter of

2014 from 32.2% for the third quarter of 2013. Excluding the impairment charge of $0.3 million and $0.9 million in the third quarter of 2014 and 2013, respectively, gross profit margin from merchandise sales decreased by 270 basis points to 29.7% for fiscal 2014 from 32.4% in fiscal 2013. The decrease in gross profit margin was primarily due to lower product margins of 260 basis points primarily due to change in sales mix, lower vendor support funds, higher inventory shrinkage and higher freight costs.

Gross profit from service revenue increased by $5.2 million, or 129.5%, to $1.2 million in the third quarter of 2014 from a loss of $4.0 million in the third quarter of 2013. Gross profit margin from service revenue increased to 1.0% for the third quarter of 2014 from a loss of 3.6% for the third quarter of 2013. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials) and costs of service revenue includes the fully loaded service center payroll and related employee benefits, and service center occupancy costs (rent, utilities and building maintenance). Excluding the impairment charge of $1.1 million and $1.2 million in the third quarter of 2014 and 2013, respectively, gross profit margin from service revenue increased by 450 basis points to 1.9% for fiscal 2014 from a loss of 2.6% in fiscal 2013. The increase in service revenue gross margin was primarily due to the leveraging effect of higher sales on the fixed component of payroll and related costs and occupancy costs.

Selling, general and administrative expenses as a percentage of total revenues remained flat at 22.7% for both the third quarter of 2014 and 2013, respectively. Selling, general and administrative expenses increased by $2.5 million to $117.7 million in the third quarter of 2014 from $115.1 million in the prior year quarter. The increase was primarily due to an increase in severance costs of $0.8 million, higher media spend of $0.7 million and higher store selling expense of $1.0 million due to store growth.

Interest expense for the third quarter of 2014 was $3.5million, a decrease of $0.1 million compared to the $3.6 million reported for the third quarter of 2013.

Our income tax benefit for the third quarter of 2014 was $0.7 million, or an effective rate of 29.0%, as compared to an expense of $3.5 million, or an effective rate of 77.6% in the third quarter of 2013. The decrease in the effective tax rate was primarily due to a change in the mix of pre-tax (loss) earnings within certain jurisdictions and the impact of permanent tax differences in relation to pre-tax (loss) earnings.

As a result of the foregoing, we reported a net loss of $2.0 million in the third quarter of 2014 as compared to net earnings of $1.0 million in the prior year quarter. Our basic and diluted loss per share was $0.03 for the third quarter of 2014 as compared to earnings $0.02 for the third quarter of 2013.

Thirty-nine weeks ended November 1, 2014 vs. Thirty-nine weeks ended November 2, 2013

The following table presents for the periods indicated certain items in the consolidated statements of operations and comprehensive income as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirty-nine weeks ended	November 1, 2014 (Fiscal 2014)		November 2, 2013 (Fiscal 2013)		Favorable (Unfavorable)

Merchandise sales	76.4%		77.9%		(1.2)%
Service revenue (1)	23.6		22.1		7.6
Total revenues	100.0		100.0		0.7
Costs of merchandise sales (2)	69.8	(3)	68.5	(3)	(0.7)
Costs of service revenue (2)	97.1	(3)	100.7	(3)	(3.8)
Total costs of revenues	76.3		75.6		(1.6)
Gross profit from merchandise sales	30.2	(3)	31.5	(3)	(5.4)
Gross profit from service revenue	2.9	(3)	(0.7)	(3)	569.7
Total gross profit	23.8		24.4		(2.0)
Selling, general and administrative expenses	23.1		22.6		(3.1)
Net loss from dispositions of assets	—		—		—
Operating profit	0.6		1.8		(65.8)
Non-operating income	0.1		0.1		(14.0)
Interest expense	0.7		0.7		5.7
Earnings from continuing operations before income taxes	0.1		1.2		(95.9)
Income tax expense	138.2	(4)	46.8	(4)	87.8
Earnings from continuing operations	0.0		0.7		(103.0)
Discontinued operations, net of tax	—		—		—
Net earnings	0.0		0.7		(106.1)

(1)	Service revenue consists of the labor charge for installing merchandise or maintaining or repairing vehicles, excluding the sale of any installed parts or materials.
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

Total revenue for the first nine months of 2014 increased by $11.3 million to $1,582.2 million from $1,570.8 million for the first nine months of 2013, while comparable store sales for the first nine months of 2014 decreased by $11.2 million, or 0.7%, as compared to the first nine months of 2013. The decrease in comparable store sales consisted of an increase of 4.9% in comparable store service revenues offset by a decrease of 2.3% in comparable store merchandise sales. While our total revenue figures were favorably impacted by the opening of the new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Non-comparable stores contributed an additional $22.5 million of total revenue in the first nine months of 2014 as compared to the prior year period.

Total gross profit for the first nine months of 2014 decreased by $7.6 million, or 2.0%, to $375.8 million from $383.4 million for the first nine months of 2013. Total gross profit margin decreased to 23.8% for the first nine months of 2014 from 24.4% for the first nine months of 2013. Excluding the impairment charges of $5.2 million and $4.9 million in the first nine months of 2014 and 2013, respectively, total gross profit margin decreased by 60 basis points period over period primarily due to  higher payroll and related expenses of 30 basis points and higher occupancy costs (rent, utilities) of 30 basis points.

Gross profit from merchandise sales for the first nine months of 2014 decreased by $20.9 million, or 5.4%, to $364.8 million from $385.7 million for the first nine months of 2013. Gross profit margin from merchandise sales decreased to 30.2% for the first nine months of 2014 from 31.5% for the prior year period. Excluding the impairment charge of $1.8 million and $1.4 million in the first nine months of 2014 and 2013, respectively, gross profit margin from merchandise sales decreased by 130 basis points period over period. The decrease in gross profit margin from merchandise sales was due to lower product margins of 90 basis points, higher  occupancy costs (rent, utilities) of 20 basis points and higher warehousing costs of 20 basis points.

Gross profit from service revenue for the first nine months of 2014 increased by $13.3 million to $10.9 million from a loss of $2.3 million for the first nine months of 2013. Gross profit margin from service revenue for the first nine months of 2014 increased to 2.9% from a loss of 0.7% for the first nine months of 2013. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials). Costs of service revenues include the fully loaded service center payroll and related employee benefits and service center occupancy costs. Excluding the impairment charge of $3.5 million in the first nine months of both 2014 and 2013, gross profit margin from service revenue increased by 350 basis points period over period. The increase in service revenue gross profit margin was primarily due to the leveraging effect of higher sales on the fixed component of payroll and related costs.

Selling, general and administrative expenses, as a percentage of total revenues for the first nine months of 2014 increased to 23.1% as compared to 22.6% for the first nine months of 2013. Selling, general and administrative expenses increased $11.1 million, or 3.1%, compared to the first nine months of 2013 primarily due to the establishment of a litigation accrual of $4.0 million, higher media expense of $4.4 million, higher severance cost of $1.9 million and higher store selling expense due to store growth of $2.0 million.

Interest expense for the first nine months of 2014 was $10.3 million, a decrease of $0.6 million compared to the $10.9 million reported for the first nine months of 2013.

Our income tax expense for the first nine months of 2014 was $1.1 million, or an effective rate of 138.2%, as compared to an expense of $9.1million, or an effective rate of 46.8%, for the first nine months of 2013. The increase in the effective tax rate was primarily attributable to a change in the mix of pre-tax earnings within certain jurisdictions, the impact of permanent tax differences in relation to pre-tax earnings and the effect of discrete items recorded in each year.

As a result of the foregoing, we reported a net loss of $0.6 million for the first nine months of 2014 as compared to net earnings of $10.2 million in the prior year period. Our diluted loss per share was $0.01 as compared to earnings per share of $0.19 in the prior year period.

INDUSTRY COMPARISON

We operate in the U.S. automotive aftermarket, which has two general lines of business: (1) the Service business, defined as Do-It-For-Me (service labor, installed merchandise and tires) and (2) the Retail business, defined as Do-It-Yourself (retail merchandise) and commercial. Generally, specialized automotive retailers focus on either the Service or Retail area of the business. We believe that operating in both the Service and Retail areas of the business positively differentiates us from our competitors. Although we manage our store performance at a store level in aggregation, we believe that the following presentation, which includes the reclassification of revenue from installed products from retail sales to service center revenue, shows an accurate comparison against competitors within the two sales arenas. Our Service Center business competes in the Service area of the industry. We compete in the Retail area of the business through our retail sales floor and commercial sales business.

The following table presents the revenues and gross profit for each area of our business:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
(Dollar amounts in thousands)	2014	2013	2014	2013

Service Center Revenue (1)	$289,375	$273,944	$871,590	$841,827
Retail Sales (2)	228,209	233,098	710,589	729,008
Total revenues	$517,584	$507,042	$1,582,179	$1,570,835

Gross profit from Service Center Revenue (3)	$57,673	$54,016	$182,137	$167,751
Gross profit from Retail Sales (3)	60,661	68,796	193,623	215,610
Total gross profit	$118,334	$122,812	$375,760	$383,361

(1)	Includes revenues from installed products.
(2)	Excludes revenues from installed products.
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

CAPITAL AND LIQUIDITY

Our cash requirements arise principally from (1) the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, (2) debt service and (3) contractual obligations. Cash flows realized through the sales of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by operating activities was $11.6 million in the first nine months of 2014, as compared to $62.9 million in the first nine months of 2013. The $51.2 million decline from the first nine months of 2013 was due to decreased net earnings, net of non-cash adjustments of $14.8 million and an unfavorable change in operating assets and liabilities of $36.0 million. The change in operating assets and liabilities was primarily due to an unfavorable change in accrued expenses and other current assets of $20.6 million and an unfavorable change in accounts payable of $44.2 million offset by a favorable change in inventory of $28.6 million. The change in accrued expenses and other current assets was primarily due to the timing of our Savings Plan (401k) matching contribution and timing differences related to media buys and employee payroll accruals combined with the run-off of our medical claims as we converted from our self insurance program to a fully insured program.

Taking into consideration changes in our trade payable program liability (shown as cash flows from financing activities on the consolidated statements of cash flows), cash used in accounts payable was $21.2 million in the first nine months of 2014 and $7.3 million in the first nine months of 2013. The ratio of accounts payable, including our trade payable program, to inventory was 54.3% as of November 1, 2014, 57.4% as of February 1, 2014, and 58.4% as of November 2, 2013. Inventory declined by $4.9 million or 0.7% from year end fiscal 2013 primarily due to lower purchases in the first nine months of 2014.

Cash used in investing activities was $54.9 million in the first nine months of 2014 as compared to $48.1 million in the first nine months of 2013. Capital expenditures were $55.0 million and $38.3 million in the first nine months of 2014 and 2013, respectively. Capital expenditures for the first nine months of 2014, in addition to our regularly scheduled store, distribution center improvements and information technology enhancements, included the addition of 11 new Service and Tire Centers, one Supercenter and the conversion of twenty-one stores into our new “Road Ahead” format. Capital expenditures for the first nine months of 2013 included the addition of 14 new Service & Tire Centers and six new Supercenters. In addition, in the third quarter of 2013 the Company acquired 18 Service and Tire Centers in Southern California for $10.7 million. Also during the first nine months of 2013, we received $1.0 million of previously posted collateral for retained liabilities related to existing insurance programs.

Our targeted capital expenditures for fiscal 2014 are approximately $70.0 million, which includes the planned addition of 19 Service and Tire Centers, two Supercenters (both of which are relocations), 25 Speed Shops within existing Supercenters and the conversion of 30 stores to the “Road Ahead” format. As the Road Ahead conversions have progressed, we have refined their scope to include a range of alternatives, from full to moderate investment, to be determined on a store by store basis. We now expect the gross investment in future conversions to average approximately $0.4 million per store, down from the approximately $0.55 million per store investment made to date.

In the first nine months of 2014, cash provided by financing activities was $46.3 million, as compared to cash used in financing activities of $18.2 million in the first nine months of 2013. The cash provided by financing activities in the first nine months of 2014 was primarily related to net borrowings under our revolving credit facility of $31.5 million and $15.3 million under our trade payable program, as compared to net payments of $15.0 million under the trade payable program in the first nine months of 2013. In addition, in the first nine months of 2013, the Company repurchased 237,624 shares of common stock for $2.8 million. The trade payable program is funded by various bank participants who have the ability, but not the obligation, to purchase, directly from our vendors, account receivables owed by Pep Boys. As of November 1, 2014 and February 1, 2014, we had an outstanding balance of $145.1 million and $129.8 million, respectively (classified as trade payable program liability on the consolidated balance sheet).

We anticipate that cash on hand, cash generated by operating activities, and availability under our existing revolving credit agreement will exceed our expected cash requirements in fiscal 2014. As of November 1, 2014, we had $36.4 million of cash and cash equivalents on hand, $35.0 million drawn on our revolving credit agreement and maintained undrawn availability on our revolving credit agreement of $118.9 million.

Our working capital was $164.7 million and $131.0 million as of November 1, 2014 and February 1, 2014, respectively. Our total debt, net of cash on hand, as a percentage of our net capitalization, was 26.2% and 23.5% as of November 1, 2014 and February 1, 2014, respectively.

NEW ACCOUNTING STANDARDS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; earlier adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on the consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the new standard, but does not expect adoption of ASU 2014-12 to have a material impact on our consolidated financial statements.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is due to changes in interest rates. Pursuant to the terms of our Revolving Credit Agreement, changes in daily LIBOR could affect the rates at which we could borrow funds thereunder. At November 1, 2014 we had borrowings of $35.0 million under this facility. Additionally, we have a $200.0 million Term Loan that bears interest at LIBOR, with a floor of 1.25%, plus 3.00%.

We have two interest rate swaps for a notional amount of $50.0 million each, which are designated as a cash flow hedge on the first $100.0 million our Term Loan. We record the effective portion of the change in fair value through accumulated other comprehensive income (loss).

The fair value of the derivative was a $0.1 million asset and a $0.6 million asset at November 1, 2014 and February 1, 2014, respectively. Of the $0.5 million decrease in the fair value during the thirty-nine weeks ended November 1, 2014, a $0.3 million loss, net of tax, was recorded to accumulated other comprehensive income on the consolidated balance sheet.

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

PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

The Company is party to a Consent Decree, effective July 15, 2010, with the United States Environmental Protection Agency (“EPA”) that, among other things, required the Company to implement a formal compliance program with respect to certain small gasoline engine merchandise sold by the Company. In the fourth quarter of fiscal 2013, the EPA alleged, in writing, that the Company had violated certain inspection, testing and reporting requirements of the Consent Decree and made an aggregated stipulated penalty demand of $2.3 million as a result thereof. In November 2014, the Company reached a settlement in principle to resolve these allegations for an aggregate payment of $1.0 million, of which $0.4 million was previously paid.

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

ITEM 1A  RISK FACTORS

We may be required to record a goodwill impairment charge in the future.

At November 1, 2014, we had $56.8 million of goodwill on our balance sheet. Certain factors, including consumer and business spending levels, industry and macroeconomic conditions, the price of our stock and the future profitability of our business might have a negative impact on the carrying value of our goodwill. Our reporting units have experienced challenging economic, industry and operating pressures, and if these pressures were to continue for a sustained period of time, this would increase the risk associated with their significant goodwill balances. Additionally, if our stock price were to experience a sustained and significant decline, we could incur impairment charges. The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty. If the business climate deteriorates or if our plans change, then actual results may not be consistent with these judgments, assumptions and estimates, and our goodwill may become impaired in future periods. This could have an adverse impact on our financial position and results of operations.

ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2012, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s common stock to be made from time to time in the open market or in privately negotiated transactions, with no expiration date. There were no common stock repurchases for the third quarter of 2014.

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

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date:	December 9, 2014	by:	/s/ David R. Stern

David R. Stern
Executive Vice President - Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document