Form 10-K
period 2015-01-31
PEP BOYS MANNY MOE & JACK
filed 2015-04-16
CIK 77449

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

         As of the close of business on August 2, 2014 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $533,440,000.

         As of April 4, 2015, there were 53,781,268 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 15, 2015 are incorporated by reference into Part III of this Annual Report.

i

PART I

ITEM 1    BUSINESS

GENERAL

        The Pep Boys—Manny, Moe & Jack (and subsidiaries, the "Company") has been the best place to shop and care for your car since it began operations in 1921. Approximately 19,000 associates are focused on delivering the best customer service in the automotive aftermarket industry across 806 locations located throughout the United States and Puerto Rico. Pep Boys satisfies all of a customer's automotive needs through our unique offering of service, tires, parts and accessories.

        Our stores are organized into a hub and spoke network consisting of Supercenters and Service & Tire Centers. Supercenters average approximately 20,000 square feet (our new Supercenter format is approximately 14,000 square feet) and combine do-it-for-me service labor, installed merchandise and tire offerings ("DIFM") with do-it-yourself parts and accessories ("DIY"). Most of our Supercenters also have a commercial sales program that provides prompt delivery of parts, tires and equipment to automotive repair shops and dealers. Service & Tire Centers, which average approximately 6,000 square feet, provide DIFM services in neighborhood locations that are conveniently located where our customers live or work. Service & Tire Centers are designed to capture market share and leverage our existing Supercenters and support infrastructure. We also operate a handful of legacy DIY only Pep Express stores.

        The following table sets forth the percentage of total revenues from continuing operations contributed by each class of similar products or services for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein:

	Year ended
	January 31, 2015	February 1, 2014	February 2, 2013
Parts and accessories	58.4%	59.9%	59.9%
Tires	18.1	17.9	18.7

Total merchandise sales	76.5	77.8	78.6
Service labor	23.5	22.2	21.4

Total revenues	100.0%	100.0%	100.0%

        In fiscal 2014, we opened 19 new Service & Tire Centers and two new Supercenters and converted one Supercenter into a Service & Tire Center. We also closed eight Service & Tire Centers and six Supercenters. As of January 31, 2015, we operated 563 Supercenters, 237 Service & Tire Centers and six Pep Express stores. These locations consist of approximately 12,940,000 gross square feet of retail space, including over 7,500 service bays.

        The following table indicates, by state, the number of stores the Company had in operation at the end of each of the last four fiscal years, and the number of stores opened and closed by the Company during each of the last three fiscal years:

 NUMBER OF STORES AT END OF FISCAL YEARS 2011 THROUGH 2014

State	2014 Year End	Opened	Closed	2013 Year End	Opened	Closed	2012 Year End	Opened	Closed	2011 Year End
Alabama	39	1	1	39	1	—	38	1	—	37
Arizona	20	—	—	20	—	2	22	—	—	22
Arkansas	1	—	—	1	—	—	1	—	—	1
California	147	—	2	149	18	—	131	1	—	130
Colorado	7	—	—	7	—	—	7	—	—	7
Connecticut	7	—	—	7	—	—	7	—	—	7
Delaware	9	—	—	9	—	—	9	1	—	8
Florida	102	5	1	98	7	—	91	5	4	90
Georgia	49	4	2	47	1	3	49	3	1	47
Illinois	38	1	1	38	3	—	35	3	—	32
Indiana	7	—	—	7	—	—	7	—	—	7
Kentucky	3	—	1	4	—	—	4	—	—	4
Louisiana	8	—	—	8	—	—	8	—	—	8
Maine	1	—	—	1	—	—	1	—	—	1
Maryland	20	—	—	20	—	—	20	—	—	20
Massachusetts	6	—	1	7	—	—	7	—	—	7
Michigan	5	—	—	5	—	—	5	—	—	5
Minnesota	3	—	—	3	—	—	3	—	—	3
Missouri	1	—	—	1	—	—	1	—	—	1
Nevada	12	—	—	12	—	—	12	—	—	12
New Hampshire	4	—	—	4	—	—	4	—	—	4
New Jersey	43	—	—	43	4	1	40	4	—	36
New Mexico	8	—	—	8	—	—	8	—	—	8
New York	40	3	2	39	2	—	37	4	—	33
North Carolina	15	5	—	10	2	—	8	—	—	8
Ohio	12	—	—	12	—	—	12	—	—	12
Oklahoma	5	—	—	5	—	—	5	—	—	5
Pennsylvania	62	4	2	60	5	—	55	2	—	53
Puerto Rico	27	—	—	27	—	—	27	—	—	27
Rhode Island	2	—	—	2	—	—	2	—	—	2
South Carolina	6	—	—	6	—	—	6	—	—	6
Tennessee	7	—	—	7	—	—	7	1	1	7
Texas	58	—	3	61	4	—	57	1	—	56
Utah	6	—	—	6	—	—	6	—	—	6
Virginia	17	—	—	17	—	—	17	—	—	17
Washington	9	—	—	9	—	—	9	—	—	9

Total	806	23	16	799	47	6	758	26	6	738

        We are targeting a total of 15 new Service & Tire Centers and one new Supercenter in fiscal 2015, all of which will be in our new "Road Ahead" format detailed below. We expect to lease new locations, as we believe that there are sufficient existing available locations, including build to suit locations, in the marketplace with attractive lease terms to enable our expansion.

INDUSTRY OVERVIEW

        The automotive aftermarket industry is in the mature stage of its life cycle and while the DIY space is dominated by a small number of companies with large market shares, the DIFM or automotive service business is highly fragmented. Over the past decade, consumers have moved away from DIY toward DIFM due to increasing vehicle complexity and electronic content, as well as decreasing availability of diagnostic equipment and know-how. In addition, while this needs-based industry has a dedicated DIY customer base, the number of consumers that would prefer to have a professional fix their vehicle fluctuates with economic cycles. For example, a drop in disposable income during the recession forced some former DIFM consumers to work on their own vehicles, resulting in short-term growth in the DIY market. During this period, weak labor and credit markets depressed new vehicles sales, thereby increasing the average length of vehicle ownership. This increase in the average age of vehicles on the road also aided the short-term growth of the DIY industry as owners of older vehicles were more likely to work on their own vehicles. However, as the economy continues to gain momentum and as disposable income continues to rise, consumers may become more confident and invest in new vehicles, and once again shift away from DIY toward DIFM and will do so at increasing rates. Consistent with this long-term trend, we have adopted a long-term strategy of growing our automotive service business, while maintaining our DIY customer base by offering the newest and broadest product assortment in the automotive aftermarket.

BUSINESS STRATEGY

        All of our efforts are focused on ensuring that Pep Boys is the best place to shop and care for your car. The legacy of our founders—Manny, Moe & Jack—has inspired us since 1921 to deliver passionate customer service. We are people taking care of people ... and their cars. More than just words, we continue to learn more from our growing set of customer data and to advance our customer centered business model. We are focused on our target customer segments and the delivery of world-class customer service. The following strategies have been developed and prioritized to support our vision and, in turn, our ultimate goal as a public company of maximizing shareholder value.

        Attract, develop and retain the best people.    We need the best people to care for our customers and their cars. This process begins with their recruitment and continues throughout their tenure as Pep Boys associates. We are constantly reviewing and improving our hiring process to include updated core competency and positional profiles and pre-hire assessment screening. Once hired, a Pep Boys associate has the opportunity to participate in a variety of classroom, online skills and leadership training to develop a career path with us. All associates are also encouraged to complete tests resulting in certifications by the National Institute for Automotive Service Excellence ("ASE"), which is broadly recognized for training certification in the automotive industry. We also offer performance-based compensation programs designed to reward the delivery of the passionate customer service that is the centerpiece of our vision. Improving the overall quality of our people has allowed us to eliminate one layer of our field management team and to increase the spans of control of our area directors resulting in payroll savings.

        Grow where our target customers live, work and shop.    We achieve this through both our physical locations and online presence. We have researched and developed proprietary customer segment targets that we believe allow us to maximize our profitability. Our store growth, and any rationalization of our store base, is designed to optimize the proximity of these locations to our target customers. Similarly, our omni-channel digital strategy, which we call e-SERVE, is developed around making it easier for our target customers to do business with us. pepboys.com (including our mobile device version) allows our customers to learn about the breadth and depth of our service and product offerings, price and schedule service appointments and purchase an ever-expanding assortment of products (including the addition, in 2014, of merchandise shipped directly from our vendors) for in store or home delivery. We have also partnered with third party on line marketplaces where customers can buy product and make service appointments at our locations. As a whole, our digital business represented 6% of sales in the fourth quarter of fiscal 2014 and grew by 43% on a year over year basis.

        Deliver customer experiences that are "beyond expectations".    We strive to be friendly, do it right, show compassion and keep promises with each and every customer. We have developed a new training program designed to teach our associates how to enhance the customer experience through building relationships with our customers. Before addressing a customer's immediate need, our associates are taught to build rapport with the customer that will not only lead to customer satisfaction with the current transaction, but ultimately to the customer choosing Pep Boys for all of their automotive needs in the future. We also continue to review, revise and prioritize our store-level tasks and key performance indicator reporting to ensure that our associates are focused on serving our customers and to maximize our payroll spend. Information gathered through our rewards program, customer surveys and focus groups helps us to understand the customer experience that our target customer segments expect and the services and products that will best meet their needs and desires.

        Provide the best assortment and shopping experience in the automotive aftermarket.    We begin by being a full service—tire, maintenance and repair—shop. Our full service capabilities, ASE certified technicians and continuous investment in training and equipment allow customers to rely on us for all of their automotive maintenance and repair needs—from replacing the oil in their engine to replacing the engine itself. By offering a broad assortment of branded and private label products, we enjoy a competitive advantage over many of our DIFM competitors.

        The size of our Supercenters allows us to provide the highest level of replacement parts and tire coverage and the broadest range of maintenance, performance and appearance products and accessories in the industry. We are able to leverage our Superhub and Tire hub stores, which have a larger assortment of product than our normal Supercenter, to satisfy customer needs for slow-moving product or offering an expanded assortment of tires for same day delivery to requesting Supercenters on demand. This broad product assortment coupled with our tire and equipment offerings also differentiates us from the competition to our commercial customers. We are also expanding our Speed Shops (153 as of the end of fiscal 2014), a store-in-a-store within existing Supercenters that creates a differentiated retail experience for automotive enthusiasts by stocking high-performance and specialty products. We are similarly focused on price optimization and inventory rationalization opportunities.

        We continue to experiment with our new market concept that we call the "Road Ahead." Designed around the shopping habits of our target customer segments, this concept enhances the entire store—our people, the product assortment, its exterior and interior look and feel and the marketing programs—to learn how we can be successful in attracting more of these target customers and earn a greater share of their annual spend in the automotive aftermarket. Our Road Ahead strategy also allows us to use our retail business to drive the service business with free professional battery and wiper installations. To date, we have converted 28 Supercenters in five markets and opened two new Supercenters in the Road Ahead format. We have also opened 56 new Service & Tire Centers in this format. As a result, approximately 12% of our store base now operated in the new Road Ahead format as of January 31, 2015. In 2015, we plan on converting up to an additional 25 Supercenters, which will test a significantly reduced per store investment.

        Tell our story internally and externally.    It is essential to our success that our associates and consumers understand our vision and brand position. Accordingly, our marketing combines promotional messages with customer service oriented brand positioning. These messages are conveyed to our associates through corporate communications and leadership training, while tailored marketing plans including TV and radio promotions, digital media, direct marketing, grass-roots and print campaigns deliver the message to our target customer segments.

STORE IMPROVEMENTS

        In fiscal 2014, our capital expenditures totaled approximately $67.3 million which included the addition of 21 new locations, the conversion of 28 Supercenters to the Road Ahead format, the addition of 47 Speed Shops within existing Supercenters and required expenditures for existing stores, offices and distribution centers. Our fiscal 2015 capital expenditures are expected to be approximately $60.0 million, which includes the planned addition of 15 Service & Tire Centers, one Supercenter, and the conversion of up to 25 stores to the new "Road Ahead" format. These expenditures are expected to be funded from cash on hand and net cash generated from operating activities. Additional capacity, if needed, exists under our revolving credit facility.

SERVICES AND PRODUCTS

        As of January 31, 2015, we operated a total of 7,524 service bays in 800 of our 806 locations. Each service location performs a full range of automotive maintenance and repair services (except body work) and installs tires, parts and accessories.

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

        In addition to offering a wide variety of high quality name brand products, we sell an array of high quality products under various private label names. We sell tires under the names DEFINITY, FUTURA® and CORNELL®, and batteries under the name PROSTART®. We also sell wheel covers under the name FUTURA®; air filters, anti-freeze, chemicals, cv axles, hub assemblies, lubricants, oil, oil filters, oil treatments, transmission fluids, custom wheels and wiper blades under the name PROLINE®; alternators, battery booster packs, alkaline type batteries and starters under the name PROSTART®; power steering hoses, chassis parts and power steering pumps under the name PROSTEER®; brakes under the name PROSTOP® and brakes, batteries, starters, ignitions and chassis under the name VALUEGRADE. All products sold by the Company under various private label names were approximately 25% of our merchandise sales in fiscal 2014, 20% in 2013, and 24% in 2012.

        Our commercial automotive parts delivery program, branded PEP EXPRESS PARTS®, is designed to increase our market share with the professional installer and to leverage our inventory investment. The program satisfies the commercial customer's automotive inventory needs by taking advantage of the breadth and quality of Pep Boys' parts and tires inventory as well as its experience supplying its own service bays and mechanics. As of January 31, 2015, approximately 80%, or 456, of our 569 Supercenters and Pep Express stores provided commercial parts delivery.

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

        Through our desktop and mobile website at www.pepboys.com, we strive to empower customers to make informed product and service purchase decisions for their automotive projects and vehicle maintenance needs. We focus on providing high-quality product and service information, online buying guides and how-to advice, customer product ratings and reviews, product videos and clear repair service details in a convenient 24/7 online experience. Through our website, customers can learn more about the Pep Boys brand and our products and services, purchase and schedule installation of tires with our TreadSmart application, schedule automotive maintenance and repair services with our e-SERVE application, keep track of maintenance and service records through our online Glovebox application, and purchase automotive parts and accessories through several delivery methods, including buying online and shipping to home or picking up in store, as well as the convenience to reserve items online and pay in store.

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

STORE OPERATIONS AND MANAGEMENT

        Most Pep Boys stores are open seven days a week. Our Supercenters either have a General Manager or a Retail Manager and Service Manager (Service & Tire Centers only have a Service Manager) who report to geographic-specific Area Directors. The Area Directors report to a Regional Vice President who reports to the Senior Vice President of Store Operations, who, in turn, reports to the Chief Executive Officer. As of January 31, 2015, the average length of service with Pep Boys for a General Manager, a Retail Manager and a Service Manager is approximately 8.9, 11.4 and 7.3 years, respectively.

        Supervision and control over individual stores is facilitated by Area Directors and Regional Vice Presidents who make regular visits to stores and utilize the Company's computer system and operational handbooks. All of our advertising, accounting, purchasing, information technology and most administrative functions are conducted at our corporate headquarters in Philadelphia, Pennsylvania. Certain administrative functions for our regional operations are performed at various regional offices. See "Item 2 Properties."

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

        Implementation of the Superhub concept enables local expansion of our auto parts product assortment in a cost effective manner. We are now able to satisfy customer needs for slow-moving auto parts by carrying limited amounts of this product at Superhub locations. These Superhubs are generally replenished from distribution centers multiple times per week. As of January 31, 2015, we operated 58 Superhubs within existing Supercenters. These Superhubs will provide approximately 475 of our stores with an expanded auto parts assortment. We also maintain one free standing tire warehouse in the Philadelphia market and seven tire hubs within existing Supercenters in other markets that offer an expanded assortment of tires for same day delivery to our stores in order to satisfy customer demand directly rather than from tire distributors.

SUPPLIERS

        During fiscal 2014, our ten largest suppliers accounted for approximately 42% of the merchandise purchased. Only one of our suppliers accounted for more than 10% of our purchases. We have one long-term contract under which we are required to purchase merchandise. We believe that the relationships that we have established with our suppliers are generally good.

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

EMPLOYEES

        At January 31, 2015, the Company employed 18,646 persons as follows:

Description	Full-time	%	Part-time	%	Total	%
Retail	4,170	29.4	2,600	58.2	6,770	36.3
Service center	8,575	60.5	1,805	40.4	10,380	55.7

Store total	12,745	89.9	4,405	98.6	17,150	92.0
Warehouses	603	4.3	58	1.3	661	3.5
Offices	828	5.8	7	0.1	835	4.5

Total employees	14,176	100.0	4,470	100.0	18,646	100.0

        We had no union employees as of January 31, 2015. At February 1, 2014, we employed 13,874 full-time and 5,040 part-time employees.

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

SEC REPORTING

        We electronically file certain documents with, or furnish such documents to, the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, along with any related amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. From time-to-time, we may also file registration and related statements pertaining to equity or debt offerings. The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file or furnish documents electronically with the SEC. All of our filings can be accessed through the Securities and Exchange Commission website at www.sec.gov and searching with our ticker symbol "PBY".

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

EXECUTIVE OFFICERS OF THE COMPANY

        The following table indicates the name, age, tenure with the Company and position (together with the year of election to such position) of the executive officers of the Company:

Name	Age	Tenure with Company as of April 2015	Position with the Company and Date of Election to Position
John T. Sweetwood	67	1 year	Interim Chief Executive Officer since September 2014
David R. Stern	48	3 years	Executive Vice President—Chief Financial Officer since September 2012
Christopher J. Adams	47	2 years	Senior Vice President—Store Operations since March 2013
Thomas J. Carey	57	3 years	Senior Vice President—Chief Customer Officer since August 2012
Joseph A. Cirelli	56	38 years	Senior Vice President—Business Development since November 2007
James F. Flanagan	54	2 years	Senior Vice President—Chief Human Resources Officer since August 2013
John J. Kelly	57	1 year	Senior Vice President—Merchandising since March 2014
Brian D. Zuckerman	45	16 years	Senior Vice President—General Counsel & Secretary since March 2009

        John T. Sweetwood, a member of the Board since 2002, was appointed to serve as interim Chief Executive Officer of the Company in September 2014. Mr. Sweetwood is principal and the President of Woods Investment, LLC a private real estate firm. From 1995 through 2002, Mr. Sweetwood served as an officer, and ultimately as President of The Americas, of Six Continents Hotels (currently, Intercontinental Hotels Group), a division of Six Continents PLC (currently IHG PLC) that operates hotels under the InterContinental, Crown Plaza, Holiday Inn and other brands.

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

         We have recognized substantial goodwill impairment charges and may be required to recognize additional goodwill impairment charges in the future.

        At January 31, 2015, we had $32.9 million of goodwill on our balance sheet. Certain factors, including consumer and business spending levels, industry and macroeconomic conditions, competition, the price of our stock and the future profitability of our business might have a negative impact on the carrying value of our goodwill. Our reporting units have experienced challenging economic, industry and operating pressures, and if these pressures were to continue for a sustained period of time, this would increase the risk associated with their significant goodwill balances. The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty. If the business climate deteriorates, then actual results may not be consistent with these judgments, assumptions and estimates, and our goodwill may become impaired in future periods. The amount of this impairment could have an adverse impact on our financial position and results of operations.

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

        Terrorist attacks, war, or insurrection involving any oil producing country would likely result in an abrupt increase in the price of crude oil, gasoline, diesel fuel and other types of energy. Such price increases would increase the cost of doing business for us and our suppliers, and also would negatively impact our customers' disposable income and have an adverse impact on our business, sales, profit margins and results of operations.

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

  •
  online retailers

  Commercial

  •
  mass and on-line merchandisers, wholesalers and jobbers (some of which are associated with national parts distributors or associations).

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

        A number of our competitors have more financial resources, are more geographically diverse, have a higher geographic market concentration or have better name recognition than we do, which might place us at a competitive disadvantage to those competitors. Because we seek to offer competitive prices, if our competitors reduce their prices we may reduce our prices, which could cause a material decline in our revenues and earnings.

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

        Of the 806 store locations operated by the Company at January 31, 2015, 226 are owned and 580 are leased. As of January 31, 2015, 141of the 225 stores owned by the Company are currently used as collateral under our Senior Secured Term Loan, due October 2018.

        The following table sets forth certain information regarding the owned and leased warehouse space utilized by the Company to replenish its store locations at January 31, 2015:

Warehouse Locations	Products Warehoused	Approximate Square Footage	Owned or Leased	Stores Serviced	States Serviced
San Bernardino, CA	All	600,000	Leased	194	AZ, CA, NV, UT, WA
McDonough, GA	All	392,000	Owned	222	AL, FL, GA, LA, NC, PR, SC, TN
Mesquite, TX	All	244,000	Owned	81	AR, CO, LA, MO, NM, OK, TX
Plainfield, IN	All	403,000	Owned	81	IL, IN, KY, MI, MN, OH, PA
Chester, NY	All	402,000	Owned	197	CT, DE, MA, MD, ME, NH, NJ, NY, PA, RI, VA
Philadelphia, PA	Tires	54,000	Leased	61	DE, NJ, PA, VA, MD

Total		2,095,000

        The Company anticipates that its existing and future warehouse space and its access to outside storage will accommodate inventory necessary to support future store expansion and any increase in SKUs through the end of fiscal 2015.

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

 PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common stock of The Pep Boys—Manny, Moe & Jack is listed on the New York Stock Exchange under the symbol "PBY." There were 3,376 registered shareholders as of March 31, 2015. Since January 29, 2012 we have not paid a dividend on our common stock. The following table sets forth for the periods listed, the high and low sale prices of the Company's common stock, as reported by the New York Stock Exchange:

	Market Price Per Share
	High	Low
Fiscal 2014
Fourth quarter	$10.09	$8.43
Third quarter	11.52	8.45
Second quarter	11.52	9.86
First quarter	13.27	10.17
Fiscal 2013
Fourth quarter	$13.86	$11.36
Third quarter	13.05	11.01
Second quarter	12.94	11.14
First quarter	12.14	10.29

        On December 12, 2012, the Company's Board of Directors authorized a program to repurchase up to $50.0 million of the Company's common stock to be made from time to time in the open market or in privately negotiated transactions, with no expiration date.

        The Company did not repurchase any common stock in Fiscal 2014. The Company repurchased 238,000 shares of common stock for $2.8 million in Fiscal 2013 and 35,000 shares of common stock for $0.3 million in Fiscal 2012. The repurchased shares are included in the Company's treasury stock.

EQUITY COMPENSATION PLANS

        The following table sets forth the Company's shares authorized for issuance under its equity compensation plans at January 31, 2015:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column (a))
Equity compensation plans approved by security holders	2,643,520	$5.39	4,392,242

        The Company maintains an Employee Stock Purchase Plan with an authorized aggregate share limit of 2,000,000 shares of Pep Boys' Common Stock. Eligible employees can elect to have up to 10 percent of compensation deducted for purchase of Company stock at a discount under the Plan. For fiscal 2014, 2013, and 2012, respectively, the total number of shares sold to employees was 73,058; 62,547; and 39,552. As of January 31, 2015, the total remaining for purchase was 1,803,880 shares.

STOCK PRICE PERFORMANCE

        The following graph compares the cumulative total return on shares of Pep Boys stock over the past five years with the cumulative total return on shares of companies in (1) the Standard & Poor's SmallCap 600 Index, (2) the S&P 600 Automotive Retail Index and (3) an index of peer and comparable companies as determined by the Company. The comparison assumes that $100 was invested in January 2010 in Pep Boys Stock and in each of the indices and assumes reinvestment of dividends. The S&P 600 Automotive Retail Index consists of companies in the S&P SmallCap 600 index that meet the definition of the automotive retail classification, and is currently comprised of: Group 1 Automotive, Inc.; Lithia Motors, Inc.; Monro Muffler Brake, Inc.; Sonic Automotive, Inc.; and The Pep Boys—Manny, Moe & Jack. The companies currently comprising the Peer Group are: Aaron's, Inc.; Advance Auto Parts, Inc.; AutoZone, Inc.; Big 5 Sporting Goods Corp.; Cabelas, Inc.; Conn's, Inc.; Dick's Sporting Goods, Inc.; HHGregg, Inc.; Midas, Inc. (included through FYE 2012); Monro Muffler Brake, Inc.; O'Reilly Automotive, Inc.; PetSmart, Inc.; RadioShack Corp.; Rent-A-Center, Inc.; Tractor Supply Co.; West Marine, Inc.

Company/Index	Jan. 2010	Jan. 2011	Jan. 2012	Jan. 2013	Jan. 2014	Jan. 2015
Pep Boys	$100.00	$169.33	$147.85	$134.76	$146.14	$103.18
S&P SmallCap 600 Index	100.00	130.07	141.61	164.30	208.71	221.55
Peer Group	100.00	149.64	196.70	225.24	286.45	344.82
S&P 600 Automotive Retail Index	100.00	142.91	182.72	221.17	252.21	298.88

ITEM 6    SELECTED FINANCIAL DATA

        The following tables set forth the selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

Fiscal Year Ended	Jan. 31, 2015 (52 weeks)	Feb. 1, 2014 (52 weeks)		Feb. 2, 2013 (53 weeks)		Jan. 28, 2012 (52 weeks)		Jan. 29, 2011 (52 weeks)
	(dollar amounts are in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Merchandise sales	$1,593,883	$1,608,697		$1,643,948		$1,642,757		$1,598,168
Service revenue	490,720	457,871		446,782		420,870		390,473
Total revenues	2,084,603	2,066,568		2,090,730		2,063,627		1,988,641
Costs of merchandise sales	1,124,755	1,108,359		1,159,994		1,154,322		1,110,380
Cost of service revenue	484,404	470,832		439,236		399,776		355,909
Gross profit from merchandise sales(10)	469,128 (1)	500,338	(3)	483,954	(4)	488,435	(7)	487,788	(9)
Gross (loss) profit from service revenue(10)	6,316 (1)	(12,961	)(3)	7,546	(4)	21,094	(7)	34,564	(9)
Total gross profit	475,444 (1)	487,377	(3)	491,500	(4)	509,529	(7)	522,352	(9)
Selling, general and administrative expenses	484,182 (2)	464,852		463,416		443,986		442,239
Pension settlement expense	—	—		17,753		—		—
Goodwill impairment	23,925	—		—		—		—
Net (gain) loss from disposition of assets	(13,806)	227		(1,323)		(27)		(2,467)
Operating (loss) profit	(18,857)	22,298		11,654		65,570		82,580
Merger termination fees, net	—	—		42,816	(5)	—		—
Non-operating income	1,188	1,789		2,012		2,324		2,609
Interest expense	(13,873)	(14,797)		(33,982	)(6)	(26,306)		(26,745)
(Loss) earnings from continuing operations before income taxes and discontinued operations	(31,542)	9,290		22,500		41,588		58,444
Income tax (benefit) expense	(4,581)	2,237		9,345		12,460	(8)	21,273	(8)
(Loss) earnings from continuing operations before discontinued operations	(26,961)	7,053		13,155		29,128		37,171
Discontinued operations, net of tax	(332)	(188)		(345)		(225)		(540)
Net (loss) earnings	(27,293)	6,865		12,810		28,903		36,631
BALANCE SHEET DATA
Working capital	$155,172	$131,029		$126,505		$166,627		$203,367
Current ratio	1.24 to 1	1.19 to 1		1.18 to 1		1.27 to 1		1.36 to 1
Merchandise inventories	$656,957	$672,354		$641,208		$614,136		$564,402
Property and equipment-net	$604,380	$625,525		$657,270		$696,339		$700,981
Total assets	$1,541,741	$1,605,481		$1,603,949		$1,633,779		$1,556,672
Long-term debt, excluding current maturities	$211,000	$199,500		$198,000		$294,043		$295,122
Total stockholders' equity	$524,150	$548,065		$537,572		$504,329		$478,460
DATA PER COMMON SHARE
Basic (loss) earnings from continuing operations before discontinued operations	$(0.50)	$0.13		$0.25		$0.55		$0.71
Basic (loss) earnings	(0.51)	0.13		0.24		0.54		0.70
Diluted (loss) earnings from continuing operations before discontinued operations	(0.50)	0.13		0.24		0.54		0.70
Diluted (loss) earnings	(0.51)	0.13		0.24		0.54		0.69
Cash dividends declared	—	—		—		0.12		0.12
Book value	9.78	10.30		10.12		9.56		9.10
Common share price range:
High	13.27	13.86		15.46		14.70		15.96
Low	8.43	10.29		8.67		8.18		7.86
OTHER STATISTICS
Return on average stockholders' equity(11)	(5.0)%	1.3%		2.4%		5.8%		7.9%
Common shares issued and outstanding	53,568,836	53,198,169		53,125,743		52,753,719		52,585,131
Capital expenditures	$67,269	$53,982		$54,696		$74,746		$70,252
Number of stores	806	799		758		738		621
Number of service bays	7,524	7,520		7,303		7,182		6,259

(1)
Includes an aggregate pretax charge of $7.5 million for asset impairment, of which $2.5 million was charged to merchandise cost of sales, $5.0 million was charged to service cost of sales.

(2)
Includes $4.0 million in litigation expense.

(3)
Includes an aggregate pretax charge of $7.7 million for asset impairment, of which $2.4 million was charged to merchandise cost of sales, $5.3 million was charged to service cost of sales.

(4)
Includes an aggregate pretax charge of $10.6 million for asset impairment, of which $5.1 million was charged to merchandise cost of sales, $5.5 million was charged to service cost of sales.

(5)
In fiscal 2012, we recorded settlement proceeds, net of merger related costs of $42.8 million, resulting from the termination of the "go private" transaction.

(6)
Includes $11.2 million of fees associated with debt refinancing.

(7)
Includes an aggregate pretax charge of $1.6 million for asset impairment, of which $0.6 million was charged to merchandise cost of sales, $1.0 million was charged to service cost of sales.

(8)
Includes a tax benefit of $3.6 million and $2.2 million in Fiscal 2011 and Fiscal 2010, respectively, due to the release of valuation allowances on state net operating loss carryforwards and credits.

(9)
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

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following discussion and analysis explains the results of our operations for fiscal 2014 and 2013 and developments affecting our financial condition as of January 31, 2015. This discussion and analysis below should be read in conjunction with Item 6 "Selected Consolidated Financial Data," and our consolidated financial statements and the notes included elsewhere in this report. The discussion and analysis contains "forward looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Forward looking statements include management's expectations regarding implementation of its long-term strategic plan, future financial performance, automotive aftermarket trends, levels of competition, business development activities, future capital expenditures, financing sources and availability and the effects of regulation and litigation. Actual results may differ materially from the results discussed in the forward looking statements due to a number of factors beyond our control, including those set forth under the section entitled "Item 1A Risk Factors" elsewhere in this report.

Introduction

        The Pep Boys—Manny, Moe & Jack (and subsidiaries, the "Company") has been the best place to shop and care for your car since it began operations in 1921. Approximately 19,000 associates are focused on delivering the best customer service in the automotive aftermarket industry across 806 locations located throughout the United States and Puerto Rico. Pep Boys satisfies all of a customer's automotive needs through our unique offering of service, tires, parts and accessories.

        Our stores are organized into a hub and spoke network consisting of Supercenters and Service & Tire Centers. Supercenters average approximately 20,000 square feet (our new Supercenter format is approximately 14,000 square feet) and combine do-it-for-me service labor, installed merchandise and tire offerings ("DIFM") with do-it-yourself parts and accessories ("DIY"). Most of our Supercenters also have a commercial sales program that provides prompt delivery of parts, tires and equipment to automotive repair shops and dealers. Service & Tire Centers, which average approximately 5,000 square feet, provide DIFM services in neighborhood locations that are conveniently located where our customers live or work. Service & Tire Centers are designed to capture market share and leverage our existing Supercenters and support infrastructure. We also operate a handful of legacy DIY only Pep Express stores.

        In fiscal 2014, we opened 19 new Service & Tire Centers, two new Supercenters and converted one Supercenter into a Service & Tire Center. We also closed eight Service & Tire Centers and six Supercenters. As of January 31, 2015, we operated 563 Supercenters, 237 Service & Tire Centers and six Pep Express stores located in 35 states and Puerto Rico.

EXECUTIVE SUMMARY

        Net loss for fiscal 2014 was $27.3 million, or $0.51 per share, as compared to net earnings of $6.9 million, or $0.13 per share, reported for fiscal 2013. Fiscal 2014 results included, on a pre-tax basis a goodwill impairment charge of $23.9 million and a $4.0 million litigation charge, partially offset by a gain on sale of certain properties of $13.8 million.

        Total revenues increased by 0.9%, or $18.0 million, as compared to the same period in the prior year due to increased contribution from our non-comparable store locations. Our comparable store sales (sales generated by locations in operation during the same period of the prior year) remained relatively flat and were comprised of a 4.9% increase in comparable store service revenue offset by a 1.6% decrease in comparable store merchandise sales.

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

        In the short-term, however, various factors within the economy affect both our customers and our industry, including a weak recovery from the recent recession, continued high underemployment and the tepid growth in real wages. We believe that these factors challenge our customers' spending relative to discretionary and deferrable purchases. These spending habits impact miles driven which, in turn, impact sales of our services and non-discretionary products. Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends may continue, nor can we predict to what degree these trends will affect us in the future.

        Over the past few years, we have invested in our business to drive top line sales with investments in marketing & promotions, new stores (Service & Tire Centers), digital operations and, most recently, a new market concept that we call the "Road Ahead." Designed around the shopping habits of our target customer segments, this concept enhances the entire store—our people, the product assortment, its exterior and interior look and feel and the marketing programs—to learn how we can be successful in attracting more of these target customers and earn a greater share of their annual spend in the automotive aftermarket. While each initiative has produced results, they have also brought added expense. Total sales growth has been relatively flat due in large part to the decline in our DIY business, which combined with increased expenses has led to declining profit margins. Accordingly, we continue to review expenses related to our base business so we can continue to invest in our initiatives. See "ITEM 1 BUSINESS—BUSINESS STRATEGY."

RESULTS OF OPERATIONS

        The following discussion explains the material changes in our results of operations for the years ended January 31, 2015, February 1, 2014 and February 2, 2013.

Analysis of Statement of Operations

        The following table presents, for the periods indicated, certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period. Percentage changes are reflected as favorable or (unfavorable).

	Percentage of Total Revenues						Percentage Change
Year ended	Jan 31, 2015 (Fiscal 2014)		Feb 1, 2014 (Fiscal 2013)		Feb 2, 2013 (Fiscal 2012		Fiscal 2014 vs. Fiscal 2013	Fiscal 2013 vs. Fiscal 2012
Merchandise sales	76.5%		77.8%		78.6%		(0.9)%	(2.1)%
Service revenue(1)	23.5		22.2		21.4		7.2	2.5

Total revenues	100.0		100.0		100.0		0.9	(1.2)

Costs of merchandise sales(2)	70.6	(3)	68.9	(3)	70.6	(3)	(1.5)	4.5
Costs of service revenue(2)	98.7	(3)	102.8	(3)	98.3	(3)	(2.9)	(7.2)
Total costs of revenues	77.2		76.4		76.5		(1.9)	1.3
Gross profit from merchandise sales	29.4	(3)	31.1	(3)	29.4	(3)	(6.2)	3.4
Gross (loss) profit from service revenue	1.3	(3)	(2.8	)(3)	1.7	(3)	148.7	(271.8)
Total gross profit	22.8		23.6		23.5		(2.4)	(0.8)
Selling, general and administrative expenses	23.2		22.5		22.2		(4.2)	(0.3)
Goodwill impairment	1.1		—		—		(100.0)	—
Pension settlement expense	—		—		0.9		—	100.0
Net (gain) loss from disposition of assets	(0.7)		—		0.1		100.0	(117.2)
Operating (loss) profit	(0.9)		1.1		0.6		(184.6)	91.3
Merger termination fees, net	—		—		2.1		—	(100.0)
Non-operating income	0.1		0.1		0.1		(33.6)	(11.1)
Interest expense	(0.7)		(0.7)		1.6		6.2	56.5
(Loss) earnings from continuing operations before income taxes	(1.5)		0.5		1.1		(439.5)	(58.7)
Income tax (benefit) expense	(14.5	)(4)	24.1	(4)	41.5	(4)	(304.8)	76.1
(Loss) earnings from continuing operations	(1.3)		0.3		0.6		(482.3)	(46.4)
Discontinued operations, net of tax	—		—		—		(76.6)	45.5

Net (loss) earnings	(1.3)		0.3		0.6		(497.6)	(46.4)

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

(4)
As a percentage of (loss) earnings from continuing operations before income taxes.

Fiscal 2014 vs. Fiscal 2013

        Total revenue for fiscal 2014 increased by $18.0 million, or 0.9%, to $2,084.6 million from $2,066.6 million for fiscal 2013 driven by our non-comparable store locations, while comparable sales remained relatively flat. Comparable store sales were comprised of a 4.9% comparable service revenue increase offset by a 1.6% comparable merchandise sales decline. While our total revenues are favorably impacted by the opening of new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation.

        Our total online sales are currently an immaterial portion of our total sales and comparable store sales. Customer online purchases that are picked up at our stores or delivered to customers' homes are included in our comparable store sales calculation.

        Total merchandise sales decreased 0.9%, or $14.8 million, to $1,593.9 million for fiscal 2014, compared to $1,608.7 million for fiscal 2013. Comparable merchandise sales decreased by 1.6%, or $25.3 million. Our non-comparable stores contributed an additional $10.4 million of merchandise revenue in fiscal 2014.

        Total service revenue increased 7.2%, or $32.8 million, to $490.7 million for fiscal 2014 from $457.9 million for fiscal 2013. Comparable service revenue increased by 4.9%, or $22.3 million. Our non-comparable store locations contributed an additional $10.5 million of service revenues in fiscal 2014. The increase in comparable store service revenue was primarily due to an increase in the average transaction amount per customer.

        In our retail business, continued competitive pressures led to a comparable store customer counts decline of 5.1%, while higher selling price resulted in a 3.3% increase in average revenue per transaction.

        In our service business, we believe the decline in comparable store transaction counts of 2.0% was due primarily to a cooler than normal summer that reduced demand for batteries, air conditioning work and engine performance and diagnostic services. In addition, oil change transactions declined due to less promotional activity as compared to the prior year. Service average revenue per transaction increased by 3.4%, primarily due to higher selling prices and a shift in sales mix to higher priced tires.

        Total gross profit decreased by $11.9 million, or 2.4%, to $475.4 million for fiscal 2014 from $487.4 million for fiscal 2013. Total gross profit margin decreased to 22.8% for fiscal 2014 from 23.6% for fiscal 2013. Total gross profit for fiscal 2014 and 2013 included an asset impairment charge of $7.5 million and $7.7 million, respectively. Excluding this item from both years, total gross profit margin decreased to 23.2% for fiscal 2014 from 24.0% for fiscal 2013. The decrease was primarily due to lower vendor support funds, higher occupancy costs (utilities and rent) and higher warehousing costs.

        Gross profit from merchandise sales decreased by $31.2 million, or 6.2%, to $469.1 million for fiscal 2014 from $500.3 million for fiscal 2013. Gross profit margin from merchandise sales decreased to 29.4% for fiscal 2014 from 31.1% in fiscal 2013. Gross profit from merchandise sales in fiscal 2014 and 2013 included an asset impairment charge of $2.5 million and $2.3 million, respectively. Excluding this item from both years, gross profit margin from merchandise sales decreased to 29.6% for fiscal 2014 from 31.3% in fiscal 2013. The decrease in gross profit margin was primarily due to lower product margins resulting from a change in sales mix, lower vendor support funds, higher inventory obsolescence and shrinkage reserves and higher occupancy costs (utilities and rent)

        Gross margin profit from service revenue for fiscal 2014 improved by $19.3 million to a profit of $6.3 million from a loss of $13.0 million for fiscal 2013. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials) and costs of service revenues includes the fully loaded service center payroll and related employee benefits and service center occupancy costs (rents, utilities and building maintenance). Excluding impairment charges of

$5.0 million and $5.3 million in fiscal 2014 and 2013, respectively, gross margin from service revenue increased by 400 basis points to 2.3% in fiscal 2014 from a loss of 1.7% in fiscal 2013. The increase in service revenue gross margin was primarily due to the leveraging effect of higher sales on the fixed component of payroll and related costs.

        Selling, general and administrative expenses as a percentage of total revenues increased to 23.2% for fiscal year 2014 from 22.5% for fiscal 2013. Selling, general and administrative expenses for fiscal 2014 increased $19.3 million, or 4.2%, to $484.2 million from $464.9 million for fiscal 2013 primarily due to, increased media costs of $5.6 million, higher severance expense of $2.3 million, higher legal expense of $4.6 million, higher general liability and automotive claims of $1.8 million and higher store selling expense due to store growth of $2.8 million.

        In the fourth quarter of fiscal 2014, we recorded a $23.9 million goodwill impairment charge (see Note 12 to the Consolidated Financial Statements).

        In the fourth quarter of 2014, we sold three stores, which resulted in a $14.0 million net gain from disposition of assets over the prior year.

        Interest expense for fiscal 2014 was $13.9 million, a decrease of $0.9 million from $14.8 million reported for fiscal 2013.

        Our income tax benefit for fiscal 2014 was $4.6 million, or an effective rate of 14.5%, as compared to an expense of $2.2 million, or an effective rate of 24.1%, for fiscal 2013. The decrease in the effective tax rate was primarily attributable to the mix of pre-tax (loss) earnings within certain jurisdictions, the impact of the non-deductible portion of the goodwill impairment charge, permanent tax differences in relation to pre-tax (loss) earnings and the effect of discrete items recorded in each year.

        As a result of the foregoing, we had a net loss of $27.3 million for fiscal 2014 as compared to net earnings of $6.9 million for fiscal 2013. Our diluted loss per share was $0.51 as compared to earnings per share of $0.13 in the prior year period.

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

        In the fourth quarter of fiscal 2012, in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements, we contributed $14.1 million to fully fund our Defined Benefit Pension Plan on a termination basis and incurred a settlement charge of $17.8 million (see Note 14 to the Consolidated Financial Statements).

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

	Fiscal Year ended
(dollar amounts in thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Service center revenue(1)	$1,151,575	$1,110,958	$1,095,284
Retail sales(2)	933,028	955,610	995,446

Total revenues	$2,084,603	$2,066,568	$2,090,730

Gross profit from service center revenue(3)	$230,130	$209,853	$208,795
Gross profit from retail sales(4)	245,314	277,524	282,705

Total gross profit	$475,444	$487,377	$491,500

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

CAPITAL & LIQUIDITY

Capital Resources and Needs

        Our cash requirements arise principally from (i) the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, (ii) debt service and (iii) contractual obligations. Cash flows realized through the sale of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by operating activities was $27.4 million in fiscal 2014, as compared to $59.4 million in the prior year. The $32.0 million decrease was due to a decrease in net earnings, net of non-cash adjustments of $35.7 million, offset by an increase in operating assets and liabilities of $4.1 million. The change in operating assets and liabilities was primarily due to a favorable change in inventory, net of accounts payable, of $10.2 million and a favorable change in other long-term liabilities of $1.0 million, offset by an unfavorable change in accrued expenses and other current assets of $7.1 million. The change in accrued expenses and other current assets was primarily due to the resolution of our accrued medical claims as we converted from a self-insured to a fully-insured program.

        Taking into consideration changes in our trade payable program liability (shown as cash flows from financing activities on the consolidated statements of cash flows), cash used in accounts payable was $16.9 million in fiscal 2014 as compared to $11.5 million for fiscal 2013. The ratio of accounts payable, including our trade payable program, to inventory was 56.0% at January 31, 2015 and 57.4% at February 1, 2014. The $15.4 million decrease in inventory from February 1, 2014 was primarily due to lower purchases in fiscal 2014.

        Cash used in investing activities was $47.0 million in fiscal 2014 as compared to $65.3 million in the prior year period. Capital expenditures were $67.3 million and $54.0 million in 2014 and 2013, respectively. Capital expenditures for 2014, in addition to our regularly scheduled store and distribution center improvements and information technology enhancements, included the addition of 21 new locations, the addition of 47 Speed Shops within existing Supercenters and the conversion of 28 Supercenters to the "Road Ahead' format. Capital expenditures in fiscal 2013, included the addition of 29 new locations, the conversion of 11 Supercenters into Superhubs, the addition of 63 Speed Shops within existing Supercenters. In addition, in the third quarter of 2013 the Company acquired 18 Service & Tire Centers in Southern California for $10.7 million. In the fourth quarter of 2014, the Company sold three locations for approximately $20.2 million.

        Our targeted capital expenditures for fiscal 2015 are approximately $60.0 million, which includes the planned addition of 15 Service & Tire Centers, one Supercenter, and the conversion of up to 25 stores to the new "Road Ahead" format. These expenditures are expected to be funded from cash on hand and net cash generated from operating activities. Additional capacity, if needed, exists under our existing line of credit.

        Cash provided by financing activities in fiscal 2014 was $24.2 million as compared to cash used in financing activities of $19.8 million in fiscal 2013. The cash provided by financing activities in fiscal 2014 was primarily related to net borrowings under our revolving credit facility of $13.5 million and $11.1 million under our trade payable program, as compared to net borrowings under the revolving credit facility of $3.5 million and net payments of $19.9 million under the trade payable program in 2013. In addition, in 2013, the Company repurchased 237,624 shares of common stock for $2.8 million. The trade payable program is funded by various bank participants who have the ability, but not the obligation, to purchase, directly from our suppliers, account receivables owed by Pep Boys. As of January 31, 2015 and February 1, 2014, we had an outstanding balance of $140.9 million and $129.8 million, respectively (classified as trade payable program liability on the consolidated balance sheet).

        We anticipate that cash on hand and cash generated by operating activities will exceed our expected cash requirements in fiscal 2015. In addition, we expect to have excess availability under our existing revolving credit agreement during the entirety of fiscal 2015. As of January 31, 2015, we had availability on our revolving credit facility of $138.4 million. As of January 31, 2015 we had $38.0 million of cash and cash equivalents on hand.

        Our working capital was $155.2 million and $131.0 million at January 31, 2015 and February 1, 2014, respectively. Our total debt, net of cash on hand, as a percentage of our net capitalization, was 25.0% and 23.5% at January 31, 2015 and February 1, 2014, respectively.

  Contractual Obligations

        The following chart represents our total contractual obligations and commercial commitments as of January 31, 2015:

Contractual Obligations	Total	Within 1 year	From 1 to 3 years	From 3 to 5 years	After 5 years
	(dollars amounts in thousands)
Long-term debt(1)	$213,000	$2,000	$21,000	$190,000	—
Operating leases	746,221	114,258	206,144	166,732	259,087
Expected scheduled interest payments on long-term debt	32,881	8,995	17,732	6,154	—
Other long-term obligations(2)	11,300	—	—	—	—

Total contractual obligations	$1,003,402	$125,253	$244,876	$362,886	$259,087

(1)
Long-term debt includes current maturities.

(2)
Comprised of deferred compensation items of $4.6 million, income tax liabilities of $0.8 million and asset retirement obligations of $5.9 million. The above table does not reflect the timing of projected settlements for our recorded deferred compensation plan obligation, asset retirement obligation costs and income tax liabilities because we cannot make a reliable estimate of the timing of the related cash payments.

Commercial Commitments	Total	Within 1 year	From 1 to 3 years	From 3 to 5 years	After 5 years
	(dollar amounts in thousands)
Commercial letters of credit	$8,116	$5,156	$2,960	$—	$—
Standby letters of credit	27,003	26,903	100	—	—
Surety bonds	12,752	10,893	1,859	—	—
Purchase obligations(1)(2)	30,004	22,848	7,156	—	—

Total commercial commitments	$77,875	$65,800	$12,075	$—	$—

(1)
Our open purchase orders are based on current inventory or operational needs and are fulfilled by our suppliers within short periods of time. We currently do not have minimum purchase commitments under our supply agreements (other than(2) below) and generally, our open purchase orders (orders that have not been shipped) are not binding agreements. Those purchase obligations that are in transit from our suppliers at January 31, 2015 that we do not have legal title to are considered commercial commitments.

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

        On November 12, 2013, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement. The First Amendment reduced the interest rate payable by the Company from (i) LIBOR, subject to a 1.25% floor, plus 3.75% to (ii) LIBOR, subject to a 1.25% floor, plus 3.00%. The reduction in the interest rate lowered interest expense by approximately $1.5 million in annualized interest savings.

        As of January 31, 2015, 141 stores collateralized the Term Loan. The amount outstanding under the Term Loan as of January 31, 2015 and February 1, 2014 was $196.0 million and $198.0 million, respectively.

  Revolving Credit Agreement, Through July 2016

        On January 16, 2009 we entered into the Revolving Credit Agreement among the Company, Bank of America, N.A., as Administrative Agent, and the other parties thereto providing for borrowings of up to $300.0 million and having a maturity of January 2014. Total incurred fees of $6.8 million were capitalized and are being amortized over the original five year life of the facility. On July 26, 2011, we amended and restated the Revolving Credit Agreement to reduce its interest rate by 75 basis points and to extend its maturity to July 2016. Our ability to borrow under the Revolving Credit Agreement is based on a specific borrowing base consisting of inventory and accounts receivable. The interest rate on this facility is LIBOR plus a margin of 2.00% to 2.50% for LIBOR rate borrowings or Prime plus 1.00% to 1.50% for Prime rate borrowings. The margin is based upon the then current availability under the facility. As of January 31, 2015, we had $17.0 million in borrowings outstanding under the facility and $35.1 million of availability was utilized to support outstanding letters of credit. Taking this into account and the borrowing base requirements (including reduction for amount outstanding under the trade payable program), as of January 31, 2015 there was $138.4 million of availability remaining under the facility.

  Other Matters

        Our debt agreements require compliance with covenants. The most restrictive of these covenants, an earnings before interest, taxes, depreciation and amortization ("EBITDA") requirement, is triggered if the availability under our Revolving Credit Agreement plus unrestricted cash drops below $50.0 million. As of January 31, 2015, we were in compliance with all financial covenants contained in our debt agreements.

        The weighted average interest rate on all debt borrowings during fiscal 2014 and 2013 was 4.1% and 4.9%, respectively.

  Other Contractual Obligations

        We have a trade payable program which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by us directly from our suppliers. In fiscal 2013, we increased the total availability under the program from $175.0 million to $200.0 million. There was an outstanding balance of $140.9 million and $129.8 million under this program as of January 31, 2015 and February 1, 2014, respectively.

        We have letter of credit arrangements in connection with our risk management and import merchandising programs. We had $8.1 million and $13.9 million of outstanding commercial letters of credit as of February 1, 2014 and February 2, 2013, respectively. We were contingently liable for $27.0 million and $30.9 million in outstanding standby letters of credit as of January 31, 2015 and February 1, 2014, respectively.

        We are also contingently liable for surety bonds in the amount of approximately $12.8 million and $10.6 million as of January 31, 2015 and February 1, 2014, respectively. The surety bonds guarantee certain of our payments (for example utilities, easement repairs, licensing requirements and customs fees).

  Off-balance Sheet Arrangements

        We lease certain property and equipment under operating leases and lease financings which contain renewal and escalation clauses, step rent provisions, capital improvements funding and other lease concessions. These provisions are considered in the calculation of our minimum lease payments which are recognized as expense on a straight-line basis over the applicable lease term. Any lease payments that are based upon an existing index or rate are included in our minimum lease payment calculations. Total operating lease commitments as of January 31, 2015 were $746.2 million.

  Pension and Retirement Plans

        On January 31, 2014, we amended our non-qualified Supplemental Executive Retirement Plan (the Account Plan") to eliminate the retirement plan contributions that have historically been made by the Company effective for calendar year 2015. We did not make any contributions to the Account Plan in fiscal 2014 and our contribution expense for fiscal 2013 and 2012 was $0.8 million and $0.1 million, respectively.

        We have a qualified 401(k) savings plan and a separate savings plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 18 years of age and have completed the lesser of (i) six consecutive months of employment and having a minimum of 500 hours of service and (ii) 12 consecutive months and having a minimum of 1,000 hours of service. We contribute the lesser of 50% of the first 6% of a participant's contributions or 3% of the participant's compensation under both savings plans. For fiscal 2012, our contributions were conditional upon the achievement of certain pre-established financial performance goals which were not met in fiscal 2012. Employer contributions for fiscal 2013 and fiscal 2014 were not conditional on any financial performance goals. Our savings plans' contribution expense was $3.2 million and $3.5 million in fiscal 2014 and fiscal 2013 respectively. There was no contribution expense for fiscal 2012.

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

        We believe that the following represent our more critical estimates and assumptions used in the preparation of the consolidated financial statements:

  •
  Inventory is stated at lower of cost, as determined under the last-in, first-out (LIFO) method, or market. Our inventory, which consists primarily of automotive parts and accessories, is used on vehicles. Because of the relatively long lives of vehicles, along with our historical experience of returning most excess inventory to our suppliers for full credit, the risk of obsolescence is minimal. We establish a reserve for excess inventory for instances where less than full credit will be received for such returns and where we anticipate items will be sold at retail prices that are less than recorded costs. The reserve is based on management's judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where we received less than full credit from suppliers for product returns. If our estimates regarding excess inventory are inaccurate, we may incur losses or gains that could be material. A 10% difference in our inventory reserves as of January 31, 2015 would have affected net earnings by approximately $0.5 million in fiscal 2014.

  •
  We receive various payments and allowances from our vendors through a variety of programs and arrangements, including allowances for warranties, advertising and general promotion of vendor products. Vendor allowances are treated as a reduction of inventory, unless they are provided as a reimbursement of specific, incremental, identifiable costs incurred by the Company in selling the vendor's products. The vast majority of the vendor funds received are recorded as a reduction of the cost of inventories and recognized as a reduction to cost of sales as these inventories are sold.

    Based on our vendor agreements, a significant portion of vendor funding we receive is based on our inventory purchases. Therefore, we record receivables for funding earned but not yet received as we purchase inventory. During the year, we regularly review the receivables from vendors to ensure vendors are able to meet their obligations. We generally have not recorded a reserve against these receivables as we have legal right of offset with our vendors for payments owed them. Historically, we have had immaterial write-offs in each of the last three years.

  •
  We record reserves for future sales returns, customer incentives, warranty claims and inventory shrinkage. The reserves are based on expected returns of products and historical claims and inventory shrinkage experience. If actual experience differs from historical levels, revisions in our estimates may be required. A 10% change in these reserves at January 31, 2015 would have affected net earnings by approximately $0.6 million for fiscal 2014.

  •
  We have risk participation arrangements with respect to workers' compensation, general liability, automobile liability and other casualty coverage, including stop loss coverage with third party insurers to limit our total exposure. A reserve for the liabilities associated with these agreements is established using generally accepted actuarial methods followed in the insurance industry and our historical claims experience. The amounts included in our costs related to these arrangements are estimated and can vary based on changes in assumptions, claims experience or the providers included in the associated insurance programs. A 10% change in our self-insurance liabilities at January 31, 2015 would have affected net earnings by approximately $6.0 million for fiscal 2014.

  •
  We have goodwill recorded as the result of acquisitions. We review goodwill for impairment annually during the fourth quarter, or when events or changes in circumstances indicate the carrying value of these reporting units might exceed their current fair values. The goodwill impairment test includes a quantitative assessment, which compares the fair value of the reporting unit to the carrying amount, including goodwill. At fiscal year end 2014, we had eight reporting units, of which six included goodwill. (see Note 12 to the Consolidated Financial Statements for assessment and testing).

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

RECENT ACCOUNTING STANDARDS

        In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-15, "Presentation of Financial Statements—Going Concern: Disclosure of

Uncertainties about an Entity's Ability to Continue as a Going Concern." This new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; earlier adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on the consolidated financial statements.

        In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period", which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the new standard, but does not expect adoption of ASU 2014-12 to have a material impact on our consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in "Topic 605, Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early adoption not permitted. The Company is currently evaluating the new standard, but does not expect the adoption of ASU 2014-09 to have a material impact on the consolidated financial statements.

        In April 2014, the FASB issued ASU No. 2014-08, "Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 provides a narrower definition of discontinued operations than under existing U.S. GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity's operations and financial results should be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals (or classifications as held for disposal) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The Company does not expect the adoption of ASU 2014-08 to have a material impact on the consolidated financial statements.

        In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". ASU 2013-11 states that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, if available at the reporting date under the applicable tax law to settle any additional income taxes that would result from the disallowance of a tax position. If the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company's consolidated financial statements.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have market rate exposure in our financial instruments due to changes in interest rates and prices.

Variable and Fixed Rate Debt

        Our primary market risk exposure with regard to financial instruments is due to changes in interest rates. Pursuant to the terms of our Revolving Credit Agreement, changes in daily LIBOR could affect the rates at which we could borrow funds thereunder. At January 31, 2015, there was $17.0 million in outstanding borrowings under the agreement. Additionally, we have a $200.0 million Term Loan that bears an interest rate payable by the Company of LIBOR, subject to a 1.25% floor, plus 3.00%. Excluding our interest rate swap, a one percent change in the LIBOR rate would have affected net earnings by approximately $1.9 million for fiscal 2014. The risks related to changes in the LIBOR rate are substantially mitigated by our interest rate swap.

        The fair value of our long-term debt including current maturities was $211.0 million at January 31, 2015. We determine fair value on our fixed rate debt by using quoted market prices and current interest rates.

Interest Rate Swaps

        On October 11, 2012, we settled our interest rate swap designated as a cash flow hedge on $145.0 million of our Term Loan prior to its amendment and restatement. The swap was used to minimize interest rate exposure and overall interest costs by converting the variable component of the total interest rate to a fixed rate of 5.04%. Since February 1, 2008, this swap was deemed to be fully effective and all adjustments in the interest rate swap's fair value have been recorded to accumulated other comprehensive loss. The settlement of this swap resulted in an interest charge of $7.5 million, which was previously recorded within accumulated other comprehensive loss.

        On October 11, 2012, we entered into two new interest rate swaps for a notional amount of $50.0 million each that together are designated as a cash flow hedge on the first $100.0 million of the amended and restated Term Loan. The interest rate swaps convert the variable LIBOR portion of the interest payments, subject to a floor of 1.25%, due on the first $100.0 million of the Term Loan to a fixed rate of 1.86%.

        As of January 31, 2015 and February 1, 2014, the fair value of the new interest rate swaps was a net $0.6 million liability and a $0.6 million asset, respectively. The swap value is recorded within other long-term assets or other long-term liabilities on the balance sheet.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pep Boys—Manny, Moe & Jack
Philadelphia, Pennsylvania

        We have audited the accompanying consolidated balance sheets of The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pep Boys—Manny, Moe & Jack and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 15, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 15, 2015

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

	January 31, 2015	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$38,044	$33,431
Accounts receivable, less allowance for uncollectible accounts of $1,604 and $1,320	31,013	25,152
Merchandise inventories	656,957	672,354
Prepaid expenses	27,952	29,282
Other current assets	55,986	63,405
Assets held for disposal	2,648	2,013

Total current assets	812,600	825,637

Property and equipment—net of accumulated depreciation of $1,251,797 and $1,227,121	604,380	625,525
Goodwill	32,869	56,794
Deferred income taxes	56,571	57,686
Other long-term assets	35,321	39,839

Total assets	$1,541,741	$1,605,481

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$227,132	$256,031
Trade payable program liability	140,904	129,801
Accrued expenses	226,176	237,403
Deferred income taxes	61,216	69,373
Current maturities of long-term debt	2,000	2,000

Total current liabilities	657,428	694,608

Long-term debt less current maturities	211,000	199,500
Other long-term liabilities	45,567	48,485
Deferred gain from asset sales	103,596	114,823
Commitments and contingencies
Stockholders' equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	298,299	297,009
Retained earnings	397,890	432,332
Accumulated other comprehensive (loss) income	(391)	379
Treasury stock, at cost—14,988,205 shares and 15,358,872 shares	(240,205)	(250,212)

Total stockholders' equity	524,150	548,065

Total liabilities and stockholders' equity	$1,541,741	$1,605,481

See notes to the consolidated financial statements.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(dollar amounts in thousands, except per share data)

Year ended	January 31, 2015 (52 weeks)	February 1, 2014 (52 weeks)	February 2, 2013 (53 weeks)
Merchandise sales	$1,593,883	$1,608,697	$1,643,948
Service revenue	490,720	457,871	446,782

Total revenues	2,084,603	2,066,568	2,090,730

Costs of merchandise sales	1,124,755	1,108,359	1,159,994
Costs of service revenue	484,404	470,832	439,236

Total costs of revenues	1,609,159	1,579,191	1,599,230

Gross profit from merchandise sales	469,128	500,338	483,954
Gross profit (loss) from service revenue	6,316	(12,961)	7,546

Total gross profit	475,444	487,377	491,500

Selling, general and administrative expenses	484,182	464,852	463,416
Goodwill impairment	23,925	—	—
Pension settlement expense	—	—	17,753
Net (gain) loss from disposition of assets	(13,806)	227	(1,323)

Operating (loss) profit	(18,857)	22,298	11,654
Merger termination fees, net	—	—	42,816
Non-operating income	1,188	1,789	2,012
Interest expense	(13,873)	(14,797)	(33,982)

(Loss) earnings from continuing operations before income taxes and discontinued operations	(31,542)	9,290	22,500
Income tax (benefit) expense	(4,581)	2,237	9,345

(Loss) earnings from continuing operations before discontinued operations	(26,961)	7,053	13,155
Loss from discontinued operations, net of tax benefit of $179, $102 and $186	(332)	(188)	(345)

Net (loss) earnings	(27,293)	6,865	12,810

Basic (loss) earnings per share:
(Loss) earnings from continuing operations before discontinued operations	$(0.50)	$0.13	$0.25
Loss from discontinued operations, net of tax	(0.01)	—	(0.01)

Basic (loss) earnings per share	$(0.51)	$0.13	$0.24

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations before discontinued operations	$(0.50)	$0.13	$0.24
Loss from discontinued operations, net of tax	(0.01)	—	—

Diluted (loss) earnings per share	$(0.51)	$0.13	$0.24

Other comprehensive (loss) income:
Defined benefit plan adjustment, net of tax	—	—	9,696
Derivative financial instrument adjustment, net of tax	(770)	1,359	6,973

Other comprehensive (loss) income	(770)	1,359	16,669

Total comprehensive (loss) income	$(28,063)	$8,224	$29,479

See notes to the consolidated financial statements.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollar amounts in thousands, except share data)

	Common Stock				Treasury Stock		Accumulated Other Comprehensive (Loss)/Income
			Additional Paid-in Capital	Retained Earnings				Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance, January 28, 2012	68,557,041	$68,557	$296,462	$423,437	(15,803,322)	$(266,478)	$(17,649)	$504,329

Comprehensive income:
Net earnings				12,810				12,810
Changes in net unrecognized other postretirement benefit costs, net of tax of $5,729							9,696	9,696
Fair market value adjustment on derivatives, net of tax of $4,208							6,973	6,973

Total comprehensive income								29,479
Effect of stock options and related tax benefits			375	(5,494)	274,769	7,418		2,299
Effect of employee stock purchase plan				(605)	39,552	1,067		462
Effect of restricted stock unit conversions			(2,457)		92,703	2,503		46
Stock compensation expense			1,299					1,299
Treasury stock repurchases					(35,000)	(342)		(342)

Balance, February 2, 2013	68,557,041	$68,557	$295,679	$430,148	(15,431,298)	$(255,832)	$(980)	$537,572

Comprehensive income:
Net earnings				6,865				6,865
Fair market value adjustment on derivatives, net of tax of $814							1,359	1,359

Total comprehensive income								8,224
Effect of stock options and related tax benefits			(135)	(3,742)	188,652	5,093		1,216
Effect of employee stock purchase plan				(939)	62,547	1,688		749
Effect of restricted stock unit conversions			(1,527)		58,851	1,589		62
Stock compensation expense			2,992					2,992
Treasury stock repurchases					(237,624)	(2,750)		(2,750)

Balance, February 1, 2014	68,557,041	$68,557	$297,009	$432,332	(15,358,872)	$(250,212)	$379	$548,065

Comprehensive income:
Net loss				(27,293)				(27,293)
Fair market value adjustment on derivatives, net of tax benefit of $460							(770)	(770)

Total comprehensive loss								(28,063)
Effect of stock options and related tax benefits			(8)	(5,933)	255,023	6,886		945
Effect of employee stock purchase plan				(1,216)	73,058	1,972		756
Effect of restricted stock unit conversions			(959)		42,586	1,149		190
Stock compensation expense			2,257					2,257

Balance, January 31, 2015	68,557,041	$68,557	$298,299	$397,890	(14,988,205)	$(240,205)	$(391)	$524,150

See notes to the consolidated financial statements.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Cash flows from operating activities:
Net (loss) earnings	$(27,293)	$6,865	$12,810
Adjustments to reconcile net (loss) earnings to net cash provided by continuing operations:
Net loss from discontinued operations	332	188	345
Depreciation	75,099	78,439	79,104
Amortization of deferred gain from asset sales	(13,389)	(12,604)	(12,846)
Amortization of deferred financing costs	2,563	2,993	4,431
Stock compensation expense	2,257	2,992	1,299
Deferred income taxes	(6,588)	(79)	7,576
Net (gain) loss from dispositions of assets	(13,806)	227	(1,323)
Asset impairment	7,535	7,659	10,555
Goodwill impairment	23,925	—	—
Other	(139)	(493)	(269)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Decrease (increase) in accounts receivable, prepaid expenses and other	4,366	(6,511)	(602)
Decrease (increase) in merchandise inventories	15,397	(31,146)	(27,074)
(Decrease) increase in accounts payable	(27,963)	8,378	984
(Decrease) increase in accrued expenses	(11,853)	6,115	10,481
(Decrease) increase in other long-term liabilities	(2,391)	(3,345)	3,487

Net cash provided by continuing operations	28,052	59,678	88,958
Net cash used in discontinued operations	(608)	(274)	(467)

Net cash provided by operating activities	27,444	59,404	88,491

Cash flows from investing activities:
Capital expenditures	(67,269)	(53,982)	(54,696)
Proceeds from dispositions of assets	20,227	21	5,588
Additions to collateral investment	—	(2,312)	(3,654)
Release of collateral investment	—	1,650	—
Acquisitions, net of cash acquired	—	(10,694)	—

Net cash used in investing activities	(47,042)	(65,317)	(52,762)

Cash flows from financing activities:
Borrowings under line of credit agreements	598,495	40,745	2,319
Payments under line of credit agreements	(584,995)	(37,245)	(2,319)
Borrowings on trade payable program liability	182,462	154,985	179,751
Payments on trade payable program liability	(171,359)	(174,902)	(115,247)
Payments for finance issuance costs	—	(770)	(6,520)
Borrowings under new debt	—	—	200,000
Debt payments	(2,000)	(2,000)	(295,122)
Repurchase of common stock	—	(2,750)	(342)
Proceeds from stock issuance	1,608	2,095	2,693

Net cash provided by (used in) financing activities	24,211	(19,842)	(34,787)

Net increase (decrease) in cash and cash equivalents	4,613	(25,755)	942
Cash and cash equivalents at beginning of year	33,431	59,186	58,244

Cash and cash equivalents at end of year	$38,044	$33,431	$59,186

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$11,377	$12,027	$31,290
Cash received from income tax refunds	292	1,251	108
Cash paid for income taxes	1,418	4,377	2,826
Non-cash investing activities:
Accrued purchases of property and equipment	3,346	3,467	1,371

See notes to the consolidated financial statements.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

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

        FISCAL YEAR END    The Company's fiscal year ends on the Saturday nearest to January 31. Fiscal 2014 and Fiscal 2013, which ended January 31, 2015 and February 2, 2014, respectively, were comprised of 52 weeks. Fiscal 2012, which ended February 2, 2013, was comprised of 53 weeks.

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

        MERCHANDISE INVENTORIES    Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO)

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

method of costing inventory had been used by the Company, inventory would have been $570.2 million and $579.8 million as of January 31, 2015 and February 1, 2014, respectively. During fiscal 2014, 2013 and 2012, the effect of LIFO layer liquidations on gross profit was immaterial.

        The Company's inventory, consisting primarily of automotive tires, parts, and accessories, is used on vehicles typically having long lives. Because of this, and combined with the Company's historical experience of returning excess inventory to the Company's suppliers for full credit, the risk of obsolescence is minimal. The Company establishes a reserve for excess inventory for instances where less than full credit will be received for such returns or where the Company anticipates items will be sold at retail prices that are less than recorded costs. The reserve is based on management's judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where the Company received less than full credit from suppliers for product returns. The Company also provides for estimated inventory shrinkage based on historical levels and the results of its cycle counting program. The Company's inventory adjustments for these matters were immaterial for fiscal 2014 and fiscal 2013. In future periods, the company may be exposed to material losses should the company's suppliers alter their policies with regard to accepting excess inventory returns.

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

(dollar amounts in thousands)	January 31, 2015	February 1, 2014
Land	$200,235	$202,038
Buildings and improvements	895,214	888,389
Furniture, fixtures and equipment	759,008	760,170
Construction in progress	1,720	2,049
Accumulated depreciation	(1,251,797)	(1,227,121)

Property and equipment—net	$604,380	$625,525

        GOODWILL    The accompanying Consolidated Balance Sheet has goodwill recorded as the result of acquisitions. The Company reviews goodwill for impairment annually during the fourth quarter, or when events or changes in circumstances indicate the carrying value of these reporting units might exceed their current fair values. The goodwill impairment test includes a quantitative assessment, which compares the fair value of the reporting unit to the carrying amount, including goodwill. At fiscal year end 2014, the Company had eight reporting units, of which six included goodwill. See Note 12 "Goodwill" for assessment and testing.

        OTHER INTANGIBLE ASSETS    The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Generally vendor support funds are earned based on purchases or product sales. These incentives are treated as a reduction of inventories and are recognized as a reduction to cost of sales as the inventories are sold. Certain supplier allowances are used exclusively for promotions and to offset certain other direct expenses if the Company determines the allowances are for specific, identifiable

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

incremental expenses. Vendor support funds used to offset direct advertising costs were immaterial for fiscal years 2014, 2013, and 2012.

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

        The reserve for warranty activity for the years ended January 31, 2015 and February 1, 2014, respectively, are as follows:

(dollar amounts in thousands)
Balance, February 2, 2013	$864
Additions related to sales in the current year	13,748
Warranty costs incurred in the current year	(13,930)

Balance, February 1, 2014	682
Additions related to sales in the current year	14,435
Warranty costs incurred in the current year	(14,435)

Balance, January 31, 2015	$682

        ADVERTISING    The Company expenses the costs of advertising the first time the advertising takes place. Gross advertising expense for fiscal 2014, 2013 and 2012 was $71.4 million, $65.8 million and $66.3 million, respectively, and is recorded within selling, general and administrative expenses. No advertising costs were recorded as assets as of January 31, 2015 or February 1, 2014.

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        ACCOUNTING FOR STOCK-BASED COMPENSATION    At January 31, 2015, the Company has two stock-based employee compensation plans, which are described in Note 15, "Equity Compensation Plans." Compensation costs relating to share-based payment transactions are recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award).

        COMPREHENSIVE INCOME    Other comprehensive income includes changes in the fair market value of cash flow hedges.

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

        SEGMENT INFORMATION    The Company has eight operating segments defined by geographic regions. Each segment serves both DIY and DIFM lines of business. The Company aggregates all of its operating segments into one reportable segment. Sales by major product categories are as follows:

	52 weeks ended	52 weeks ended	53 weeks ended
(dollar amounts in thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Parts and accessories	$1,217,520	$1,238,384	$1,252,617
Tires	376,363	370,313	391,331
Service labor	490,720	457,871	446,782

Total revenues	$2,084,603	$2,066,568	$2,090,730

        SIGNIFICANT SUPPLIERS    During fiscal 2014, the Company's ten largest suppliers accounted for approximately 42% of merchandise purchased. Only one supplier accounted for more than 10% of the Company's purchases. Other than a commitment to purchase 3.5 million units of oil products at various prices over a two-year period, the Company has no long-term contracts or minimum purchase commitments under which the Company is required to purchase merchandise. Open purchase orders are based on current inventory or operational needs and are fulfilled by suppliers within short periods of time and generally are not binding agreements.

        SELF INSURANCE    The Company has risk participation arrangements with respect to workers' compensation, general liability, automobile liability, and other casualty coverages. The Company has a wholly owned captive insurance subsidiary through which it reinsures this retained exposure. This subsidiary uses both risk sharing treaties and third party insurance to manage this exposure. The Company records both liabilities and reinsurance receivables using actuarial methods utilized in the insurance industry based upon historical claims experience. The Company maintains stop loss coverage with third party insurers through which it reinsures certain of its casualty liabilities. The Company's stop loss coverage receivables were immaterial as of January 31, 2015 and February 1, 2014. As of February 1, 2014, the Company moved to a premium-based health insurance program with third party providers.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        RECLASSIFICATION    Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on reported totals for assets, liabilities, shareholders' equity, cash flows or net income.

RECENT ACCOUNTING STANDARDS

        In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-15, "Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; earlier adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on the consolidated financial statements.

        In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period", which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the new standard, but does not expect adoption of ASU 2014-12 to have a material impact on our consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in "Topic 605, Revenue Recognition" and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early adoption not permitted. The Company is currently evaluating the new standard, but does not expect the adoption of ASU 2014-09 to have a material impact on the consolidated financial statements.

        In April 2014, the FASB issued ASU No. 2014-08, "Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 provides a narrower definition of discontinued operations than under existing U.S. GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity's operations and financial results should be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals (or classifications as held for disposal) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The Company does not expect the adoption of ASU 2014-08 to have a material impact on the consolidated financial statements.

        In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists".

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2—ACQUISITIONS

        During 2013, the Company paid $10.7 million to purchase 18 Service & Tire Centers located in Southern California from AKH Company, Inc., which had operated under the name Discount Tire Centers. This acquisition was financed using cash on hand. Collectively, the acquired stores produced approximately $26.1 million in sales annually based on unaudited pre-acquisition historical information. The results of operations of these acquired stores are included in the Company's results of operations as of the date of acquisition.

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

NOTE 3—OTHER CURRENT ASSETS

        The following are the components of other current assets:

(dollar amounts in thousands)	January 31, 2015	February 1, 2014
Reinsurance receivable	$55,405	$61,182
Income taxes receivable	270	1,643
Other	311	580

Total	$55,986	$63,405

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 4—ACCRUED EXPENSES

        The following are the components of accrued expenses:

(dollar amounts in thousands)	January 31, 2015	February 1, 2014
Casualty and medical risk insurance	$141,594	$153,830
Accrued compensation and related taxes	29,984	30,645
Sales tax payable	13,178	12,245
Other	41,420	40,683

Total	$226,176	$237,403

NOTE 5—DEBT AND FINANCING ARRANGEMENTS

        The following are the components of debt and financing arrangements:

(dollar amounts in thousands)	January 31, 2015	February 1, 2014
Senior Secured Term Loan, due October 2018	$196,000	$198,000
Revolving Credit Agreement, through July 2016	17,000	3,500

Long-term debt	213,000	201,500
Current maturities	(2,000)	(2,000)

Long-term debt less current maturities	$211,000	$199,500

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 5—DEBT AND FINANCING ARRANGEMENTS (Continued)

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

        As of January 31, 2015, 141 stores collateralized the Term Loan. The amount outstanding under the Term Loan as of January 31, 2015 and February 1, 2014 was $196.0 million and $198.0 million, respectively.

  Revolving Credit Agreement Through July 2016

        The Company has a Revolving Credit Agreement among the Company, Bank of America, N.A., as Administrative Agent, and the other parties thereto providing for borrowings of up to $300.0 million and having a maturity of July 2016. The interest rate on this facility is LIBOR plus a margin of 2.00% to 2.50% for LIBOR rate borrowings or Prime plus 1.00% to 1.50% for Prime rate borrowings. The margin is based upon the then current availability under the facility. As of January 31, 2015, the Company had $17.0 million outstanding under the facility and $35.1 million of availability was utilized to support outstanding letters of credit. Taking into account the borrowing base requirements (including reduction for amounts outstanding under the trade payable program), as of January 31, 2015 there was $138.4 million of availability remaining under the facility.

  Other Matters

        The Company's debt agreements require compliance with covenants. The most restrictive of these covenants, an earnings before interest, taxes, depreciation and amortization ("EBITDA") requirement, is triggered if the Company's availability under its Revolving Credit Agreement plus unrestricted cash drops below $50.0 million. As of January 31, 2015, the Company was in compliance with all financial covenants contained in its debt agreements. The weighted average interest rate on all debt borrowings during fiscal 2014 and 2013 was 4.1% and 4.9%, respectively.

        The Company has a trade payable program with availability up to $200.0 million which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by the Company directly from suppliers. The Company, in turn, makes the regularly scheduled full supplier payments to the bank participants. The outstanding balance under the program was $140.9 million and $129.8 million under the program as of January 31, 2015 and February 1, 2014, respectively.

        The Company has letter of credit arrangements in connection with its risk management and import merchandising programs. The Company had $8.1 million and $13.9 million outstanding commercial letters of credit as of January 31, 2015 and February 1, 2014, respectively. The Company was

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 5—DEBT AND FINANCING ARRANGEMENTS (Continued)

contingently liable for $27.0 million and $30.9 million in outstanding standby letters of credit as of January 31, 2015 and February 1, 2014, respectively.

        The Company is also contingently liable for surety bonds in the amount of approximately $12.8 million and $10.6 million as of January 31, 2015 and February 1, 2014, respectively. The surety bonds guarantee certain payments (for example utilities, easement repairs, licensing requirements and customs fees).

        The annual maturities of long-term debt, for the next five fiscal years are:

(dollar amounts in thousands)	Long-Term Debt
Fiscal Year
2015	$2,000
2016	19,000
2017	2,000
2018	190,000
2019	—
Thereafter	—

Total	$213,000

        Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt obligations and are considered a level 2 measure under the fair value hierarchy. The estimated fair value of long-term debt including current maturities was $211.0 million and $203.7 million as of January 31, 2015 and February 1, 2014, respectively.

NOTE 6—LEASE AND OTHER COMMITMENTS

        The aggregate minimum rental payments for all leases having initial terms of more than one year are as follows:

(dollar amounts in thousands)	Operating Leases
Fiscal Year
2015	$114,258
2016	106,774
2017	99,370
2018	87,919
2019	78,813
Thereafter	259,087

Aggregate minimum lease payments	$746,221

        Rental expense incurred for operating leases in fiscal 2014, 2013, and 2012 was $108.2 million, $102.3 million and $97.9 million, respectively, and are recorded primarily in cost of revenues. The

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 6—LEASE AND OTHER COMMITMENTS (Continued)

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

        The Company has recorded a liability pertaining to the asset retirement obligation in other long-term liabilities on its consolidated balance sheet. Changes in assumptions reflect favorable experience with the rate of occurrence of obligations and expected settlement dates. The liability for asset retirement obligations activity from February 2, 2013 through January 31, 2015 is as follows:

(dollar amounts in thousands)
Asset retirement obligation at February 2, 2013	$5,963
Additions	245
Change in assumptions	(287)
Settlements	(12)
Accretion expense	334

Asset retirement obligation at February 1, 2014	6,243
Additions	113
Change in assumptions	(734)
Settlements	(48)
Accretion expense	350

Asset retirement obligation at January 31, 2015	$5,924

NOTE 8—INCOME TAXES

        The components of (loss) income from continuing operations before income tax (benefit) expense are as follows:

	Year Ended
(dollar amounts in thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Domestic	$(32,878)	$8,533	$14,577
Foreign	1,336	757	7,923

Total	$(31,542)	$9,290	$22,500

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 8—INCOME TAXES (Continued)

        The provision for income tax (benefit) expense includes the following:

	Year Ended
(dollar amounts in thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Current:
Federal	$—	$(267)	$(338)
State	689	451	471
Foreign	1,383	2,132	1,636
Deferred:
Federal(a)	(6,716)	2,765	6,548
State	1,028	840	988
Foreign	(965)	(3,684)	40

Total income tax (benefit) expense from continuing operations(a)	$(4,581)	$2,237	$9,345

(a)
Excludes tax benefit recorded to discontinued operations of $0.2 million, $0.1 million and $0.2 million in fiscal years 2014, 2013 and 2012, respectively.

        A reconciliation of the statutory federal income tax rate to the effective rate for income tax (benefit) expense follows:

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Statutory tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal tax	3.7	6.0	4.1
Foreign taxes, net of federal tax	1.4	4.4	5.6
Tax credits, net of valuation allowance	(1.8)	(7.5)	(3.2)
Foreign deferred adjustment	—	(8.4)	—
Foreign tax law change impact	—	(3.8)	—
Tax uncertainty adjustment	(0.8)	(3.0)	(1.5)
Goodwill impairment charge	17.1	—	—
Non deductible expenses	0.9	3.5	0.5
Stock compensation	—	—	1.8
Other, net	—	(2.1)	(0.8)

	(14.5)%	24.1%	41.5%

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 8—INCOME TAXES (Continued)

        Items that gave rise to the deferred tax accounts are as follows:

(dollar amounts in thousands)	January 31, 2015	February 1, 2014
Deferred tax assets:
Employee compensation	$5,608	$3,544
Store closing reserves	1,179	673
Legal reserve	1,619	182
Benefit accruals	1,655	2,109
Net operating loss carryforwards—Federal	6,253	1,115
Net operating loss carryforwards—State	112,411	111,258
Tax credit carryforwards	28,179	26,605
Accrued leases	13,876	15,215
Deferred gain on sale leaseback	41,385	46,176
Deferred revenue	1,965	2,987
Other	4,226	1,312

Gross deferred tax assets	218,356	211,176
Valuation allowance	(108,845)	(106,695)

	109,511	104,481
Deferred tax liabilities:
Depreciation	$33,610	$33,059
Inventories	67,420	71,630
Real estate tax	3,495	3,300
Insurance and other	7,176	4,299
Interest rate derivatives	—	274
Debt related liabilities	2,454	3,606

	114,155	116,168
Net deferred tax (liability) asset	$(4,644)	$(11,687)

        As of January 31, 2015, the Company had available tax net operating losses that can be carried forward to future years. The Company has $6.2 million of deferred tax assets related to federal net operating loss carryforwards which begin to expire in 2029. The Company has $2.8 million of deferred tax assets related to state tax net operating loss carryforwards in unitary filing jurisdictions. The balance of $109.6 million of deferred tax assets related to net operating loss carryforwards in separate company state filing jurisdictions will expire in various years beginning in 2015. The Company has recorded a full valuation allowance against these net deferred tax assets.

        The tax credit carryforward as of January 31, 2015 consists of $7.9 million of federal alternative minimum tax credits, $7.9 million of federal hiring credits and $12.4 million of various state and foreign credits. The alternative minimum tax credits have an indefinite life, while the other credits are scheduled to expire in various years starting from 2015 and have a $7.4 million valuation allowance recorded against them.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 8—INCOME TAXES (Continued)

        The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must assess the likelihood that any recorded deferred tax assets will be recovered against future taxable income. To the extent the Company believes it is more likely than not that the asset will not be recoverable, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or changes the allowance in a future period, income tax expense will be impacted. In fiscal year 2014, the Company recorded a $2.1 million gross valuation allowance primarily on state net operating loss carryforwards. In fiscal year 2013, the Company recorded a benefit for gross state hiring credits of approximately $6.3 million that were impacted by a state tax law change enacted during the fiscal year that restricted the carryforward period for these credits. The Company recorded $6.7 million of gross valuation allowances on these credits and other state credit carryforwards.

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

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollar amounts in thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Unrecognized tax benefit balance at the beginning of the year	$1,941	$2,274	$3,364
Gross increases for tax positions taken in prior years	—	—	—
Gross decreases for tax positions taken in prior years	—	—	(338)
Gross increases for tax positions taken in current year	2	13	201
Settlements taken in current year	(181)	—	—
Lapse of statute of limitations	(276)	(346)	(953)

Unrecognized tax benefit balance at the end of the year	$1,486	$1,941	$2,274

        The Company recognizes potential interest and penalties for unrecognized tax benefits in income tax expense and, accordingly, the Company recognized $0.1 million in fiscal years 2014 and 2013 related to potential interest and penalties associated with uncertain tax positions. As of January 31, 2015, February 1, 2014 and February 2, 2013, the Company has recorded $0.2 million, $0.5 million, and $0.5 million, respectively, for the payment of interest and penalties which are excluded from the unrecognized tax benefit noted above.

        Unrecognized tax benefits include $0.4 million, $0.7 million, and $0.9 million as of January 31, 2015, February 1, 2014 and February 2, 2013, respectively, that if recognized would affect the

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 8—INCOME TAXES (Continued)

Company's annual effective tax rate. The Company does not anticipate material changes to its unrecognized tax benefits within the next twelve months.

NOTE 9—STOCKHOLDERS' EQUITY

        On December 12, 2012, the Company's Board of Directors authorized a program to repurchase up to $50.0 million of the Company's common stock to be made from time to time in the open market or in privately negotiated transactions, with no expiration date. The Company did not repurchase any shares of Common Stock in fiscal 2014 and repurchased 237,624 shares of Common Stock for $2.8 million in fiscal 2013. The repurchased shares were placed into the Company's treasury.

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

        The following table presents changes in accumulated other comprehensive (loss) income for the year ended January 31, 2015:

	(Loss) Gain on Cash Flow Hedges
(dollar amounts in thousands)	January 31, 2015	February 1, 2014
Beginning balance	$379	$(980)
Other comprehensive (loss) income before reclassifications, net of ($691) tax benefit and $584 tax	(1,154)	975
Amounts reclassified from accumulated other comprehensive (loss) income, net of $230 and $231 tax(a)	384	384

Net current-period other comprehensive (loss) income	(770)	1,359
Ending balance	$(391)	$379

(a)
Reclassified amount increased interest expense.

NOTE 11—STORE CLOSURES AND ASSET IMPAIRMENTS

        During fiscal 2014, the Company recorded a $7.5 million impairment charge related to 35 stores, one of which was classified as held for disposal and 34 of which were classified as held and used as of January 31, 2015. Of the $7.5 million impairment charge, $2.5 million was charged to merchandise cost of sales, and $5.0 million was charged to service cost of sales. In fiscal 2013, the Company recorded a $7.7 million impairment charge related to 47, 4 of which were classified as held for disposal and 43 of which were classified as held and used as of February 1, 2014. Of the $7.7 million impairment charge, $2.4 million was charged to merchandise cost of sales, and $5.3 million was charged to service cost of sales. In fiscal 2012, the Company recorded a $10.6 million impairment charge related to 49 stores classified as held and used. Of the $10.6 million impairment charge, $5.1 million was charged to merchandise cost of sales, and $5.5 million was charged to service cost of sales. In all years the Company used a probability-weighted approach and estimates of expected future cash flows to determine the fair value of these stores. Discount and growth rate assumptions were derived from

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 11—STORE CLOSURES AND ASSET IMPAIRMENTS (Continued)

current economic conditions, management's expectations and projected trends of current operating results. The fair market value estimates are classified as a Level 2 or Level 3 measure within the fair value hierarchy. The remaining fair value of the impaired assets was $2.9 million, $4.2 million and $2.3 million at January 31, 2015, February 1, 2014 and February 2, 2013, respectively.

        A store is classified as held for disposal when (i) the Company has committed to a plan to sell, (ii) the building is vacant and the property is available for sale, (iii) the Company is actively marketing the property for sale, (iv) the sale price is reasonable in relation to its current fair value and (v) the Company expects to complete the sale within one year. Assets held for disposal have been valued at the lower of their carrying amount or their estimated fair value, net of disposal costs. The fair value of these assets is estimated using readily available market data for comparable properties and is classified as a Level 2 (as described in Note 17, "Fair Value Measurements") measure within the fair value hierarchy. No depreciation expense is recognized during the period the asset is held for disposal. During fiscal 2014, the Company had five stores classified as assets held for disposal, which are as follows:

Year Ended
(dollar amounts in thousands)	January 31, 2015
Land	$1,983
Building and improvements	4,653
Accumulated depreciation	(3,988)

Property and equipment—net	$2,648

Number of properties	5

        The Company classifies the five properties as held for disposal as the Company continues to actively market the properties at prices the Company believes reasonable given current market conditions and expects to sell these properties within the next twelve months. In addition, during fiscal 2014, the Company recorded $1.2 million of impairment charges related to one store classified as held for disposal of which $0.8 million was charged to merchandise cost of sales and $0.4 million was charged to service cost of sales. In fiscal 2013, the Company recorded $0.9 million of impairment charges related to four stores classified as held for disposal of which $0.7 million was charged to merchandise cost of sales and $0.2 was charged to service cost of sales.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 11—STORE CLOSURES AND ASSET IMPAIRMENTS (Continued)

        The following schedule details activity in the reserve for closed locations for the three years in the period ended January 31, 2015. The reserve balance includes remaining rent on leases net of sublease income.

(dollar amounts in thousands)
Balance, January 28, 2012	$1,801
Accretion of present value of liabilities	137
Change in assumptions about future sublease income, lease termination	367
Cash payments	(664)

Balance, February 2, 2013	1,641
Accretion of present value of liabilities	36
Change in assumptions about future sublease income, lease termination	322
Cash payments	(1,449)

Balance, February 1, 2014	550
Accretion of present value of liabilities	29
Change in assumptions about future sublease income, lease termination	1,434
Cash payments	(538)

Balance, January 31, 2015	$1,475

NOTE 12—GOODWILL

        The following table reflects the carrying amount and the changes in goodwill carrying amount:

(dollar amounts in thousands)
Balance, February 2, 2013	$46,917
Acquisitions	9,877
Impairments	—

Balance, February 1, 2014	56,794
Acquisitions	—
Impairments(a)	(23,925)

Balance, January 31, 2015	$32,869

(a)
Cumulative charge to date of $23.9 million

        As described in Note 1—Summary of Significant Accounting Policies, the Company reviews goodwill for impairment annually during its fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

        We determine the fair value of reporting units using a weighting of fair values derived from valuations using both the income approach and the market approach. Using the income approach the Company calculated the fair value of each reporting unit based upon a discounted cash flow analysis, which requires significant management assumptions and estimates regarding industry, economic factors

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 12—GOODWILL (Continued)

and the future profitability of our businesses. The market approach developed an estimated fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with operating and investment characteristics that were comparable to the operating and investment characteristics of the Reporting Unit.

        We established, and continue to evaluate, our reporting units based on our internal reporting structure and define such reporting units at the operating segment level.

        The key assumptions used in the discounted cash flow approach include:

  •
  The reporting unit's projections of financial results, which range from 1 to five years. In general, our reporting units' fair values are most sensitive to our sales growth and operating profit rate assumptions, which represent estimates based on our current and projected sales mix, profit improvement opportunities and market conditions. If the business climate deteriorates, or if we fail to manage our businesses successfully, then actual results may not be consistent with these assumptions and estimates, and our goodwill may become impaired.

  •
  The projected terminal value for each reporting unit represents the present value of projected cash flows beyond the last period in the discounted cash flow analysis. The terminal values are most sensitive to our assumptions regarding long-term growth rates, which are based on several factors including macroeconomic variables and future growth plans. While we believe our long-term growth assumptions are reasonable in relation to these factors and our historical results, actual growth rates may be lower than our assumptions due to a variety of potential causes, such as a secular decline in demand for our products and services, unforeseen competition and long-term GDP growth rates in being lower than historical growth rates.

  •
  The discount rate, used to measure the present value of the projected future cash flows, is set using a weighted-average cost of capital method that considers market and industry data as well as our specific risk factors that are likely to be considered by a market participant. The weighted-average cost of capital is our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The reporting units' weighted-average costs of capital in future periods may be impacted by adverse changes in market and economic conditions, including risk-free interest rates, and are subject to change based on the facts and circumstances that exist at the time of the valuation.

        The fair values of all of our reporting units are based on underlying assumptions that represent our best estimates. Many of the factors used in assessing fair value are outside of the control of management and if actual results are not consistent with our assumptions and judgments, we could be exposed to further impairment charges. To validate the reasonableness of our reporting units' estimated fair values, we reconcile the aggregate fair values of our reporting units to our total market capitalization.

        The Company's evaluation resulted in fair values for three reporting units being substantially below their respective carrying values and an implied fair value for which resulted in the Company recording a $23.9 million non-cash goodwill impairment charge in fiscal 2014. The primary factor that contributed to the impairment was a decline in sales and earnings in 2014 combined with the expectation of slower growth in the projection period. The remaining three reporting units had an aggregate goodwill balance of $32.9 million and the fair values substantially exceeded their carrying value.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 13—EARNINGS PER SHARE

        The following schedule presents the calculation of basic and diluted earnings per share for earnings from continuing operations:

		Year Ended
(dollar amounts in thousands, except per share amounts)		January 31, 2015	February 1, 2014	February 2, 2013
(a)	(Loss)earnings from continuing operations before discontinued operations	$(26,961)	$7,053	$13,155
	Loss from discontinued operations, net of tax benefit of $179, $102 and $186	(332)	(188)	(345)

	Net (loss) earnings	$(27,293)	$6,865	$12,810

(b)	Basic average number of common shares outstanding during period	53,608	53,378	53,225
	Common shares assumed issued upon exercise of dilutive equity awards, net of assumed repurchase, at the average market price	—	585	729

(c)	Diluted average number of common shares assumed outstanding during period	53,608	53,963	53,954

	Basic earnings per share:
	Earnings from continuing operations (a/b)	$(0.50)	$0.13	$0.25
	Discontinued operations, net of tax	(0.01)	—	(0.01)

	Basic earnings per share	$(0.51)	$0.13	$0.24

	Diluted earnings per share:
	Earnings from continuing operations (a/c)	$(0.50)	$0.13	$0.24
	Discontinued operations, net of tax	(0.01)	—	—

	Diluted earnings per share	$(0.51)	$0.13	$0.24

        Certain stock options were excluded from the calculations of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the period then ended and therefore would be anti-dilutive. The total number of stock options, restricted stock units and performance share units excluded from the diluted earnings per share calculation was 2,407,000; 937,000; and 859,000 as of January 31, 2015, February 1, 2014, and February 2, 2013, respectively.

NOTE 14—BENEFIT PLANS

DEFINED BENEFIT AND CONTRIBUTION PLANS

        On January 31, 2014, the Company's non-qualified defined contribution Supplemental Executive Retirement Plan (the "Account Plan") for key employees designated by the Board of Directors was amended to eliminate the retirement plan contributions that have historically been made by the Company effective for calendar year 2015. The Company did not contribute to the Account Plan in

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 14—BENEFIT PLANS (Continued)

2014 and the Company's contribution expense for the Account Plan was $0.8 million and $0.1 million for fiscal 2013 and 2012, respectively.

        The Company has a qualified 401(k) savings plan and a separate savings plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 18 years of age and have completed the lesser of (1) six consecutive months of employment and have a minimum of 500 hours of service and (2) 12 consecutive months and have a minimum of 1,000 hours of service. The Company contributes the lesser of 50% of the first 6% of a participant's pre-tax contributions or 3% of the participant's compensation under both savings plans. For fiscal 2012, the Company's contributions were conditional upon the achievement of certain pre-established financial performance goals which were not met in fiscal 2012. The Company's contributions for fiscal 2013 and fiscal 2014 were not conditional on any financial performance goals. The Company's savings plans' contribution expense in fiscal 2014 and 2013 was $3.2 million and $3.5 million respectively. The Company had no contribution expense in fiscal 2012.

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

        Pension expense is as follows:

Year ended
(dollar amounts in thousands)	February 2, 2013
Service cost	$—
Interest cost	2,170
Expected return on plan assets	(2,658)
Amortization of prior service cost	13
Recognized actuarial loss	1,896

Net Period Pension Cost	1,421
Settlement Charge	17,753

Net Period Pension Cost	$19,174

DEFERRED COMPENSATION PLAN

        The Company maintains a non-qualified deferred compensation plan that allows its officers and certain other employees to defer up to 20% of their annual salary and 100% of their annual bonus. Through fiscal 2013, the first 20% of an officer's bonus deferred into the Company's stock was matched by the Company on a one-for-one basis with Company stock that vests and is expensed over three years. The shares required to satisfy distributions of voluntary bonus deferrals and the accompanying

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 14—BENEFIT PLANS (Continued)

match in the Company's stock are issued from its treasury account. On January 31, 2014, the Company amended the deferred compensation plan to eliminate the automatic matching employer contributions effective for fiscal 2014.

RABBI TRUST

        The Company establishes and maintains a deferred liability for the non-qualified deferred compensation plan and the Account Plan. The Company plans to fund this liability by remitting the officers' deferrals to a Rabbi Trust where these are invested in variable life insurance policies. These assets are included in non-current other assets and are considered to be a Level 2 measure within the fair value hierarchy. Accordingly, all gains and losses on these underlying investments, which are held in the Rabbi Trust to fund the deferred liability, are recognized in the Company's Consolidated Statement of Operations. Under these plans, there were liabilities of $5.1 million at January 31, 2015 and $6.9 million at February 1, 2014, respectively, which are recorded primarily in other long-term liabilities.

NOTE 15—EQUITY COMPENSATION PLANS

        The Company has a stock-based compensation plan (the "Stock Incentive Plan") under which it has previously granted, and may continue to grant, non-qualified stock options, incentive stock options, restricted stock units ("RSUs"), and Performance Share Units ("PSUs") to key employees and members of its Board of Directors. As of January 31, 2015, there were 2,643,520 awards outstanding and 2,455,697 awards available for grant under the Stock Incentive Plan.

        Incentive stock options and non-qualified stock options granted to non-officers vest fully on the third anniversary of their grant date and to officers vest in equal tranches over three year periods. All currently outstanding options carry an expiration date of seven years. RSUs previously granted to non-officers vest fully on the third anniversary of their grant date. RSUs previously granted to officers vest in equal tranches over three year periods. PSUs granted to officers vest on the third anniversary of their grant date if, and only if, certain predetermined performance targets are achieved.

        The Company has also granted RSUs under the Stock Incentive Plan in conjunction with its non-qualified deferred compensation plan. Under the deferred compensation plan, through fiscal 2013, the first 20% of an officer's bonus deferred into the Company's stock fund was matched by the Company on a one-for-one basis with RSUs that vest over a three-year period, with one third vesting on each of the first three anniversaries of the grant date. On January 31, 2014, the Company amended and restated the deferred compensation plan to eliminate the automatic matching employer contributions effective for fiscal 2014.

        The terms and conditions applicable to future grants under the Stock Incentive Plan are generally determined by the Board of Directors, provided that the exercise price of stock options must be at least 100% of the quoted market price of the common stock on the grant date. The Company currently satisfies all share requirements resulting from RSU and PSU conversions and option exercises from its treasury stock. The Company believes its treasury share balance at January 31, 2015 is adequate to satisfy such activity during the next twelve-month period.

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 15—EQUITY COMPENSATION PLANS (Continued)

        The following table summarizes the options under the Stock Incentive Plan:

	Fiscal Year 2014
	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	1,658,471	$8.67
Granted	1,234,447	8.02
Exercised	(255,023)	3.73
Forfeited	(878,801)	7.15
Expired	(212,818)	13.11

Outstanding—end of year	1,546,276	9.22

Vested and expected to vest options—end of year	1,499,115	9.18

Options exercisable—end of year	921,422	8.28

        The following table summarizes information about options during the last three fiscal years (dollars in thousands except per option):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Weighted average fair value at grant date per option	$2.25	$5.11	$4.65
Intrinsic value of options exercised	$1,532	$1,059	$874

        The aggregate intrinsic value of outstanding options, exercisable options and expected to vest options at January 31, 2015 was $1.5 million, $1.5 million and $0.0 million, respectively. At January 31, 2015, the weighted average remaining contractual term of outstanding options, exercisable options and expected to vest options was 4.2 years, 2.9 years and 6.2 years, respectively. At January 31, 2015, there was approximately $1.7 million of total unrecognized pre-tax compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.4 years.

        The following table summarizes information about non-vested PSUs and RSUs since February 1, 2014:

	Number of PSUs	Number of RSUs	Total	Weighted Average Fair Value
Nonvested at February 1, 2014	675,513	149,945	825,458	$10.68
Granted	367,102	337,111	704,213	8.03
Forfeited	(581,609)	(45,604)	(627,213)	7.37
Vested	—	(142,942)	(142,942)	10.59

Nonvested at January 31, 2015	461,006	298,510	759,516	7.93

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 15—EQUITY COMPENSATION PLANS (Continued)

        The following table summarizes information about PSUs and RSUs, in the aggregate, during the last three fiscal years:

(dollar amounts in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Weighted average fair value at grant date per unit	$8.03	$12.23	$9.48
Fair value at vesting date	$1,463	$758	$768
Intrinsic value at conversion date	$188	$525	$218
Tax benefits realized from conversions	$71	$197	$82

        At January 31, 2015, there was approximately $3.0 million of total unrecognized pre-tax compensation cost related to non-vested PSUs and RSUs, in the aggregate, which is expected to be recognized over a weighted-average period of 1.2 years.

        The Company recognized approximately $1.2 million, $1.2 million, and $1.1 million of compensation expense related to stock options, and approximately $1.1 million, $1.8 million, and $0.2 million of compensation expense related to PSUs and RSUs in the aggregate, included in selling, general and administrative expenses for fiscal 2014, 2013, and 2012, respectively. The related tax benefit recognized was approximately $0.9 million, $1.1 million and $0.4 million for fiscal 2014, 2013, and 2012, respectively.

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

	Year ended
	January 31, 2015	February 1, 2014	February 2, 2013
Dividend yield	0%	0%	0%
Expected volatility	41%	53%	58%
Risk-free interest rate range:
High	1.5%	0.7%	0.6%
Low	0.1%	0.7%	0.5%
Ranges of expected lives in years	1 - 5	4 - 5	4 - 5

        The Company granted approximately 155,000 and 109,000 PSUs in fiscal 2014 and 2013, respectively that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves a return on invested capital target for fiscal years 2016 and 2015, respectively. The number of underlying shares that may be issued upon vesting will range from 0% to 150%, depending upon the Company achieving the financial targets in fiscal years 2016 and 2015, respectively. At the date of the grants, the fair values were $10.26 per unit and $11.85 per unit for the 2014 and 2013 awards, respectively. The Company also granted approximately 77,000 and 55,000 PSUs for fiscal 2014 and 2013, respectively, that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a total shareholder return target in fiscal 2016 and 2015, respectively. The number of

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 15—EQUITY COMPENSATION PLANS (Continued)

underlying shares that may become exercisable will range from 0% to 175% depending on whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $9.13 per unit and $13.41 per unit grant date fair value for the 2014 and 2013 PSUs, respectively. The non-vested restricted stock award table reflects the maximum vesting of underlying shares for performance and market based awards granted in both 2014 and 2013.

        During fiscal 2014 and 2013, the Company granted approximately 900 and 4,000 restricted stock units, respectfully, for officers' deferred bonus matches under the Company's non-qualified deferred compensation plan, which vest over a three-year period. The fair value of these awards was $12.27 and $11.25 per unit and the compensation expense recorded for these awards was immaterial. The Company did not grant any restricted stock units for officers' deferred bonus matches under the Company's non-qualified deferred compensation plan during fiscal 2012.

        During fiscal 2014, the Company granted approximately 58,000 restricted stock units to its non-employee directors of the board, which vest over a one-year period with a quarter vesting on each of the first four quarters following their grant date. The fair value for these awards was $11.25 per unit. During fiscal 2013, the Company granted approximately 54,000 restricted stock units to its non-employee directors of the board, which vest over a one-year period with a quarter vesting on each of the first four quarters following their grant date. The fair value for these awards was $12.05 per unit. During fiscal 2012, the Company granted approximately 33,000 restricted stock units to its non-employee directors of the board, which vest over a one-year period with a quarter vesting on each of the first four quarters following their grant date. The fair value was $9.98 per unit.

        The Company reflects in its consolidated statement of cash flows any tax benefits realized upon the exercise of stock options or issuance of RSUs in excess of that which is associated with the expense recognized for financial reporting purposes. The amounts reflected as financing cash inflows and operating cash outflows in the Consolidated Statement of Cash Flows for fiscal 2014, 2013 and 2012 are immaterial.

        During fiscal 2011, the Company began an employee stock purchase plan which provides eligible employees the opportunity to purchase shares of the Company's stock at a stated discount through regular payroll deductions. The aggregate number of shares of common stock that may be issued or transferred under the plan is 2,000,000 shares. All shares purchased by employees under this plan will be issued through treasury stock. The Company's expense for the discount during fiscal years 2014, 2013 and 2012 was immaterial. As of January 31, 2015, there were 1,803,880 shares available for issuance under this plan.

NOTE 16—INTEREST RATE SWAP AGREEMENT

        In the third quarter of fiscal 2012, the Company settled its interest rate swap designated as a cash flow hedge on $145.0 million of the Company's Term Loan prior to its amendment and restatement. The swap was used to minimize interest rate exposure and overall interest costs by converting the variable component of the total interest rate to a fixed rate of 5.04%. Since February 1, 2008, this swap was deemed to be fully effective and all adjustments in the interest rate swap's fair value were recorded to accumulated other comprehensive loss. The settlement of this swap resulted in an interest charge of $7.5 million, which was previously recorded within accumulated other comprehensive loss. Immediately

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 16—INTEREST RATE SWAP AGREEMENT (Continued)

subsequent to the previous interest rate swap's settlement, on October 11, 2012, the Company entered into two new interest rate swaps for a notional amount of $50.0 million each that together are designated as a cash flow hedge on the first $100.0 million of the amended and restated Term Loan. The Company uses interest rate swap agreements to hedge the variability in cash flows related to interest payments. The interest rate swaps convert the variable LIBOR portion of the interest payments due on the first $100.0 million of the Term Loan to a fixed rate of 1.86%. As of January 31, 2015 and February 1, 2014, the fair value of the new swap was a net $0.6 million liability and a net $0.6 million asset, respectively, recorded within other long-term liabilities and other long-term assets on the balance sheet.

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

  Cash equivalents:

        Cash equivalents, other than credit card receivables, include highly liquid investments with an original maturity of three months or less at acquisition. The Company carries these investments at fair

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 17—FAIR VALUE MEASUREMENTS (Continued)

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

        The following table provides information by level for assets and liabilities that are measured at fair value, on a recurring basis.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at January 31, 2015
(dollar amounts in thousands) Description		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$38,044	$38,044	$—	$—
Collateral investments(a)	21,611	21,611	—	—
Deferred compensation assets(a)	4,382	—	4,382	—
Other liabilities
Derivative liability(b)	625	—	625	—

(a)
included in other long-term assets

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 17—FAIR VALUE MEASUREMENTS (Continued)

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 1, 2014
(dollar amounts in thousands) Description		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$33,431	$33,431	$—	$—
Collateral investments(a)	21,611	21,611	—	—
Deferred compensation assets(a)	4,242	—	4,242	—
Other assets
Derivative asset(a)	606	—	606	—

(a)
included in other long-term assets

(b)
included in other long-term liabilities

        The following represents the impact of fair value accounting for the Company's derivative liability on its consolidated financial statements:

(dollar amounts in thousands)	Amount of Gain (Loss) in Other Comprehensive Income (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion)
Fiscal 2014	$(770)	Interest expense	$613
Fiscal 2013	1,359	Interest expense	614

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

NOTE 18—LEGAL MATTERS

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

THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended January 31, 2015, February 1, 2014 and February 2, 2013

NOTE 19—QUARTERLY FINANCIAL DATA (UNAUDITED)

						(Loss) / Earnings Per Share from Continuing Operations
				(Loss) / Earnings from Continuing Operations				(Loss) / Earnings Per Share		Market Price Per Share
	Total Revenues	Gross Profit	Operating (Loss) / Profit		(Loss) / Earnings
						Basic	Diluted	Basic	Diluted	High	Low
Year Ended January 31, 2015
4th quarter	$502,423	$99,685	$(28,752)	$(26,653)	$(26,666)	$(0.50)	$(0.50)	$(0.50)	$(0.50)	$10.09	$8.43
3rd quarter	517,584	118,334	574	(1,770)	(1,964)	(0.03)	(0.03)	(0.03)	(0.03)	11.52	8.45
2nd quarter	525,773	124,297	3,273	(177)	(273)	0.00	0.00	0.00	0.00	11.52	9.86
1st quarter	538,821	133,126	6,045	1,637	1,608	0.03	0.03	0.03	0.03	13.27	10.17
Year Ended February 1, 2014
4th quarter	$495,733	$104,016	$(6,614)	$(3,267)	$(3,331)	$(0.06)	$(0.06)	$(0.06)	$(0.06)	$13.86	$11.36
3rd quarter	507,042	122,812	7,641	1,013	964	0.02	0.02	0.02	0.02	13.05	11.01
2nd quarter	527,619	138,708	17,748	5,379	5,368	0.10	0.10	0.10	0.10	12.94	11.14
1st quarter	536,173	121,840	3,521	3,928	3,863	0.07	0.07	0.07	0.07	12.14	10.29

  The sum of individual share amounts may not equal due to rounding.

        In the fourth quarter of fiscal 2014, the Company recorded on a pre-tax basis, a $23.9 million goodwill impairment charge and a gain on sale of certain properties of $14.3 million. There were no cash dividends paid in Fiscal 2014 or Fiscal 2013.

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

        There were no changes to the Company's internal control over financial reporting that occurred during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2015 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company's internal control over financial reporting as of January 31, 2015 was effective.

        Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report, which is included on page 55 herein, on the Company's internal control over financial reporting as of January 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pep Boys—Manny, Moe & Jack
Philadelphia, Pennsylvania

        We have audited the internal control over financial reporting of The Pep Boys—Manny, Moe & Jack and subsidiaries (the "Company") as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 31, 2015 of the Company and our report dated April 15, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 15, 2015

ITEM 9B    OTHER INFORMATION

        None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The material contained in the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's 2014 fiscal year (the "Proxy Statement"), under the captions "—Nominees for Election", "—Corporate Governance" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" is hereby incorporated herein by reference.

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

        In addition, the Board of Directors Code of Conduct and the charters of our audit, human resources and nominating and governance committees may also be found under the "Investor Relations—Corporate Governance" section of our website. As required by the New York Stock Exchange ("NYSE"), promptly following our 2014 Annual Meeting, our Chief Executive Officer certified to the NYSE that he was not aware of any violation by Pep Boys of NYSE corporate governance listing standards. Copies of our corporate governance materials are available free of charge from our investor relations department. Please call 215-430-9105 or write Pep Boys, Investor Relations, 3111 West Allegheny Avenue, Philadelphia, PA 19132.

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

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:

		Page
1.	The following consolidated financial statements of The Pep Boys—Manny, Moe & Jack are included in Item 8
	Report of Independent Registered Public Accounting Firm	35
	Consolidated Balance Sheets—January 31, 2015 and February 1, 2014	36
	Consolidated Statements of Operations and Comprehensive Income—Years ended January 31, 2015, February 1, 2014, and February 2, 2013	37
	Consolidated Statements of Stockholders' Equity—Years ended January 31, 2015, February 1, 2014, and February 2, 2013	38
	Consolidated Statements of Cash Flows—January 31, 2015, February 1, 2014, and February 2, 2013	39
	Notes to Consolidated Financial Statements	40
2.	The following consolidated financial statement schedule of The Pep Boys—Manny, Moe & Jack is included
	Schedule II Valuation and Qualifying Accounts and Reserves	78
	All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.
3.	Exhibits

(3.1)		Amended and Restated Articles of Incorporation	Incorporated by reference from the Company's 10-K dated February 14, 2009.

(3.2)		By-Laws amended and restated	Incorporated by reference from the Company's 8-K dated February 17, 2010.

(10.1)	(1)	Form of Change of Control between the Company and certain officers of the Company.	Incorporated by reference from the Company's Form 8-K dated August 6, 2012

(10.2)	(1)	Form of Non-Competition Agreement between the Company and certain officers of the Company.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 29, 2011.

(10.3)	(1)	The Pep Boys—Manny, Moe & Jack 2014 Stock Incentive Plan	Incorporated by reference from the Company's Definitive Proxy Statement filed on April 25, 2014

(10.4)	(1)	Long-Term Disability Salary Continuation Plan amended and restated as of March 26, 2002.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 1, 2003.

(10.5)	(1)	Amendment and restatement as of January 1, 2010 of The Pep Boys Savings Plan.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended January 29, 2011.

(10.6)	(1)	Amendment 2013-1 to The Pep Boys Savings Plan	Incorporated by reference from the Company's Form 10-Q for the quarter ended November 2, 2013.

(10.7)	(1)	Amendment 2014-1 to The Pep Boys Savings Plan	Filed herewith

(10.8)	(1)	Amendment and restatement as of January 1, 2011 of The Pep Boys Savings Plan—Puerto Rico.	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 1, 2014.

(10.9)	(1)	Amendment 2014-1 to The Pep Boys Savings Plan—Puerto Rico	Filed herewith

(10.10)	(1)	Amendment 2014-2 to The Pep Boys Savings Plan—Puerto Rico	Filed herewith

(10.11)	(1)	The Pep Boys Deferred Compensation Plan, as amended and restated	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 1, 2014.

(10.12)	(1)	The Pep Boys Annual Incentive Bonus Plan, as amended and restated	Incorporated by reference from the Company's Form 8-K dated June 24, 2009.

(10.13)	(1)	Account Plan, as amended and restated	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 1, 2014.

(10.14)	(1)	The Pep Boys Grantor Trust Agreement	Incorporated by reference from the Company's Form 10-K for the fiscal year ended February 3, 2007.

(10.15)		Amended and Restated Credit Agreement, dated July 26, 2011, by and among the Company, as Lead Borrower, Bank of America, N.A., as Administrative Agent, and the other parties thereto.	Incorporated by reference from the Company's Form 8-K dated July 28, 2011.

(10.16)		First Amendment dated October 11, 2012 to the Amended and Restated Credit Agreement, dated July 26, 2011, among the Company, Bank of America, N.A., as Administrative Agent, and the other parties thereto.	Incorporated by reference from the Company's Form 8-K dated October 11, 2012.

(10.17)		Second Amended and Restated Credit Agreement, dated October 11, 2012, among the Company, Wachovia Bank, National Association, as Administrative Agent, and the other parties thereto.	Incorporated by reference from the Company's Form 8-K dated October 11, 2012.

(10.18)	First Amendment to Second Amended and Restated Credit Agreement, dated November 12, 2013, among the Company, Wachovia Bank, National Association, as Administrative Agent, and the other parties thereto.	Incorporated by reference from the Company's Form 10-Q for the quarter ended November 2, 2013.

(21)	Subsidiaries of the Company	Incorporated by reference from the Company's Form 10-Q for the quarter ended April 30, 2011.

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith

(31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32.1)	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32.2)	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(101.INS )	XBRL Instance Document	Filed herewith

(101.SCH )	XBRL Taxonomy Extension Schema Document	Filed herewith

(101.CAL )	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

(101.LAB )	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith

(101.PRE )	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

(101.DEF )	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

(1)
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2015	THE PEP BOYS—MANNY, MOE & JACK (REGISTRANT)
	By:	/s/ DAVID R. STERN David R. Stern Executive Vice President—Chief Financial Officer (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOHN T. SWEETWOOD John T. Sweetwood	Interim Chief Executive Officer; Director (Principal Executive Officer)	April 15, 2015
/s/ DAVID R. STERN David R. Stern	Executive Vice President—Chief Financial Officer (Principal Financial Officer)	April 15, 2015
/s/ SANJAY SOOD Sanjay Sood	Vice President—Chief Accounting Officer & Controller	April 15, 2015
/s/ ROBERT H. HOTZ Robert H. Hotz	Chairman of the Board	April 15, 2015
/s/ M. SHÂN ATKINS M. Shân Atkins	Director	April 15, 2015
/s/ JAMES MITAROTONDA James Mitarotonda	Director	April 15, 2015
/s/ ROBERT ROSENBLATT Robert Rosenblatt	Director	April 15, 2015

Signature	Capacity	Date

/s/ JANE SCACCETTI Jane Scaccetti	Director	April 15, 2015
/s/ ROBERT NARDELLI Robert Nardelli	Director	April 15, 2015
/s/ ANDREA M. WEISS Andrea M. Weiss	Director	April 15, 2015
/s/ NICK WHITE Nick White	Director	April 15, 2015

FINANCIAL STATEMENT SCHEDULES FURNISHED PURSUANT TO
THE REQUIREMENTS OF FORM 10-K
THE PEP BOYS—MANNY, MOE & JACK AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(dollar amounts in thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions(1)	Balance at End of Period
	(in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended January 31, 2015	$1,320	$3,029	$—	$2,745	$1,604
Year ended February 1, 2014	$1,302	$2,563	$—	$2,546	$1,320
Year ended February 2, 2013	$1,303	$2,479	$—	$2,480	$1,302

(1)
Uncollectible accounts written off.

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(2)	Deductions(2)	Balance at End of Period
	(in thousands)
SALES RETURNS AND ALLOWANCES:
Year ended January 31, 2015	$806	$—	$63,545	$63,231	$1,120
Year ended February 1, 2014	$896	$—	$62,596	$62,686	$806
Year ended February 2, 2013	$773	$—	$63,068	$62,945	$896

(2)
Sales return and allowance activity is recorded through a reduction of merchandise sales and costs of merchandise sales.