Form 10-Q
period 2015-05-02
PEP BOYS MANNY MOE & JACK
filed 2015-06-10
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 2, 2015

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

As of May 30, 2015, there were 53,863,871 shares of the registrant’s Common Stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

(unaudited)

	May 2, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$42,166	$38,044
Accounts receivable, less allowance for uncollectible accounts of $1,680 and $1,604	29,101	31,013
Merchandise inventories	651,461	656,957
Prepaid expenses	26,159	27,952
Other current assets	52,450	55,986
Assets held for disposal	2,377	2,648
Total current assets	803,714	812,600

Property and equipment, net of accumulated depreciation of $1,264,412 and $1,251,797	597,783	604,380
Goodwill	32,869	32,869
Deferred income taxes	51,666	56,571
Other long-term assets	34,696	35,321
Total assets	$1,520,728	$1,541,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$230,211	$227,132
Trade payable program liability	139,279	140,904
Accrued expenses	208,794	226,176
Deferred income taxes	64,357	61,216
Current maturities of long-term debt	2,000	2,000
Total current liabilities	644,641	657,428

Long-term debt less current maturities	193,500	211,000
Other long-term liabilities	44,128	45,567
Deferred gain from asset sales	100,360	103,596
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	297,563	298,299
Retained earnings	404,465	397,890
Accumulated other comprehensive income	(245)	(391)
Treasury stock, at cost — 14,693,191 shares and 14,988,205 shares	(232,241)	(240,205)
Total stockholders’ equity	538,099	524,150
Total liabilities and stockholders’ equity	$1,520,728	$1,541,741

See notes to consolidated financial statements.

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(dollar amounts in thousands, except per share data)

(unaudited)

	Thirteen weeks ended
	May 2, 2015	May 3, 2014
Merchandise sales	$413,125	$411,906
Service revenue	129,136	126,915
Total revenues	542,261	538,821
Costs of merchandise sales	286,243	285,047
Costs of service revenue	122,251	120,648
Total costs of revenues	408,494	405,695
Gross profit from merchandise sales	126,882	126,859
Gross profit from service revenue	6,885	6,267
Total gross profit	133,767	133,126
Selling, general and administrative expenses	120,847	127,071
Net gain (loss) from dispositions of assets	218	(10)
Gain from sale of leasehold interest	10,000	—
Operating profit	23,138	6,045
Other income	372	441
Interest expense	(3,329)	(3,782)
Earnings from continuing operations before income taxes and discontinued operations	20,181	2,704
Income tax expense	(8,322)	(1,067)
Earnings from continuing operations before discontinued operations	11,859	1,637
Gain (loss) from discontinued operations, net of tax	34	(29)
Net earnings	11,893	1,608

Basic earnings per share:
Earnings from continuing operations before discontinued operations	$0.22	$0.03
Discontinued operations, net of tax	—	—
Basic earnings per share	$0.22	$0.03

Diluted earnings per share:
Earnings from continuing operations before discontinued operations	$0.22	$0.03
Discontinued operations, net of tax	—	—
Diluted earnings per share	$0.22	$0.03

Other comprehensive income (loss):
Derivative financial instruments adjustment, net of tax	146	(38)
Other comprehensive income (loss)	146	(38)
Comprehensive income	$12,039	$1,570

See notes to consolidated financial statements.

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	Thirteen weeks ended
	May 2, 2015	May 3, 2014
Cash flows from operating activities:
Net earnings	$11,893	$1,608
Adjustments to reconcile net earnings to net cash provided by continuing operations:
Net (earnings) loss from discontinued operations, net of tax	(34)	29
Depreciation	16,894	18,320
Amortization of deferred gain from asset sales	(3,236)	(3,151)
Amortization of deferred financing costs	626	664
Stock compensation expense	1,017	826
Deferred income taxes	7,927	743
Net (gain) loss from disposition of assets	(218)	10
Loss from asset impairment	798	1,172
Other	(473)	(111)
Changes in operating assets and liabilities:
Decrease in accounts receivable, prepaid expenses and other	7,347	4,174
Decrease in merchandise inventories	5,496	8,800
Increase (decrease) in accounts payable	4,735	(8,903)
Decrease in accrued expenses	(17,829)	(12,467)
Decrease in other long-term liabilities	(859)	(231)
Net cash provided by continuing operations	34,084	11,483
Net cash used in discontinued operations	(255)	(29)
Net cash provided by operating activities	33,829	11,454

Cash flows from investing activities:
Capital expenditures	(12,267)	(14,565)
Proceeds from dispositions of assets	515	—
Net cash used in investing activities	(11,752)	(14,565)

Cash flows from financing activities:
Borrowings under line of credit agreements	95,155	164,206
Payments under line of credit agreements	(112,155)	(160,706)
Borrowings on trade payable program liability	40,872	49,708
Payments on trade payable program liability	(42,497)	(45,388)
Debt payments	(500)	(500)
Proceeds from stock issuance	1,170	177
Net cash (used in) provided by financing activities	(17,955)	7,497
Net increase in cash and cash equivalents	4,122	4,386
Cash and cash equivalents at beginning of period	38,044	33,431
Cash and cash equivalents at end of period	$42,166	$37,817

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$42	$—
Cash received from income tax refunds	—	174
Cash paid for interest	2,674	2,659
Non-cash investing activities:
Accrued purchases of property and equipment	2,247	5,748

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements.” It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015. The results of operations for the thirteen weeks ended May 2, 2015 are not necessarily indicative of the operating results for the full fiscal year.

The consolidated financial statements presented herein are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of May 2, 2015 and for all periods presented have been made.

The Company’s fiscal year ends on the Saturday nearest to January 31. Fiscal 2015, which ends January 30, 2016, and Fiscal 2014, which ended January 31, 2015, are comprised of 52 weeks. The Company operated 803 store locations as of May 2, 2015, of which 226 were owned and 577 were leased.

NOTE 2—NEW ACCOUNTING STANDARDS

In April of 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including periods within that reporting period, requires retrospective application, and early adoption is permitted. The Company is currently evaluating the new standard, but does not expect the adoption of ASU 2015-03 to have a material impact on the consolidated financial statements as the application of this guidance affects balance sheet classification only.

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

NOTE 3—MERCHANDISE INVENTORIES

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (“FIFO”) method of costing inventory had been used by the Company, inventory would have been $566.5 million and $570.2 million as of May 2, 2015 and January 31, 2015, respectively.

The Company’s inventory, consisting primarily of automotive tires, parts, and accessories, is used on vehicles typically having long lives. Because of this, and combined with the Company’s historical experience of returning excess inventory to the Company’s suppliers for full credit, the risk of obsolescence is minimal. The Company establishes a reserve for excess inventory for instances where less than full credit will be received for such returns or where the Company anticipates items will be sold at retail prices that are less than recorded costs. The reserve is based on management’s judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where the Company received less than full credit from suppliers for product returns. The Company also provides for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program. The Company’s inventory adjustments for these matters were immaterial as of May 2, 2015 and January 31, 2015, respectively.

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

The reserve for warranty cost activity for the thirteen weeks ended May 2, 2015 and the fifty-two weeks ended January 31, 2015 is as follows:

(dollar amounts in thousands)	May 2, 2015	January 31, 2015
Beginning balance	$682	$682

Additions related to current period sales	3,135	14,435

Warranty costs incurred in current period	(3,135)	(14,435)

Ending balance	$682	$682

NOTE 5—DEBT AND FINANCING ARRANGEMENTS

The following are the components of debt and financing arrangements:

(dollar amounts in thousands)	May 2, 2015	January 31, 2015
Senior Secured Term Loan, due October 2018	$195,500	$196,000
Revolving Credit Agreement, through July 2016	—	17,000
Long-term debt	195,500	213,000
Current maturities	(2,000)	(2,000)
Long-term debt less current maturities	$193,500	$211,000

The Company has a Revolving Credit Agreement (the “Agreement”) with available borrowings up to $300.0 million and a maturity of July 2016. As of May 2, 2015, the Company had no borrowings outstanding under the Agreement and $37.8 million of availability was utilized to support outstanding letters of credit. Taking this into account and the borrowing base requirements (including reduction for amounts outstanding under the supplier financing program), as of May 2, 2015 there was $149.6 million of availability remaining under the Agreement.

The Company’s debt agreements require compliance with covenants. The most restrictive of these covenants, an earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement, is triggered if the Company’s availability under its Revolving Credit Agreement plus unrestricted cash drops below $50.0 million. As of May 2, 2015, the Company was in compliance with all financial covenants contained in its debt agreements.

The Company has a supplier financing program with availability up to $200.0 million which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by the Company directly from suppliers. The Company, in turn, makes the regularly scheduled full supplier payments to the bank participants. There was an outstanding balance of $139.3 million and $140.9 million under the program as of May 2, 2015 and January 31, 2015, respectively.

Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt obligations and are considered a level 2 measure under the fair value hierarchy. The estimated fair value of long-term debt including current maturities was $195.5 million and $211.0 million as of May 2, 2015 and January 31, 2015, respectively.

NOTE 6—INCOME TAXES

The Company recognizes taxes payable for the current year, as well as deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company’s effective income tax rate differs from the U.S. statutory rate principally due to state taxes, foreign taxes related to the Company’s Puerto Rico operations and certain other permanent tax items. The annual rate depends on a number of factors, including the jurisdiction in which pre-tax earnings is derived and the timing and nature of discrete items. For the thirteen weeks ended May 2, 2015 the effective tax rate was 41.2% as compared to 39.5% for the corresponding period of the prior year.

For income tax benefits related to uncertain tax positions to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. During the thirteen weeks ended May 2, 2015, there were no material changes to the Company’s liability for uncertain tax positions.

NOTE 7—EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for earnings from continuing operations and net earnings:

		Thirteen Weeks Ended
(dollar amounts in thousands, except per share amounts)		May 2, 2015	May 3, 2014

(a)	Earnings from continuing operations	$11,859	$1,637

	Gain (loss) from discontinued operations, net of tax	34	(29)

	Net earnings	$11,893	$1,608

(b)	Basic average number of common shares outstanding during period	54,094	53,470

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	90	539

(c)	Diluted average number of common shares assumed outstanding during period	54,184	54,009

	Basic earnings per share:
	Earnings from continuing operations (a/b)	$0.22	$0.03
	Discontinued operations, net of tax	—	—
	Basic earnings per share	$0.22	$0.03

	Diluted earnings per share:
	Earnings from continuing operations (a/c)	$0.22	$0.03
	Discontinued operations, net of tax	—	—
	Diluted earnings per share	$0.22	$0.03

As of May 2, 2015 and May 3, 2014, respectively, there were 2,965,000 and 3,501,000 outstanding options, restricted stock units and performance share units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total number of options, restricted stock units and performance share units excluded from the diluted earnings per share calculation is 2,346,000 and 1,255,000 for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively.

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss), net of tax:

	Gain/(Loss) on Cash Flow Hedges
	Thirteen weeks ended	Thirteen weeks ended
(dollar amounts in thousands)	May 2, 2015	May 3, 2014
Beginning balance	$(391)	$379

Other comprehensive income/(loss) before reclassifications, net of $32 tax and $78 tax benefit	52	(132)
Amounts reclassified from accumulated other comprehensive income/(loss), net of $57 and $57 tax (a)	94	94
Net current-period other comprehensive income/(loss)	146	(38)

Ending balance	$(245)	$341

(a)  Reclassified amount increased interest expense.

NOTE 9—BENEFIT PLANS

The Company has a qualified 401(k) savings plan and a separate plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 18 years of age and have completed the lesser of (1) six consecutive months of employment and have a minimum of 500 hours of service and (2) 12 consecutive months and have a minimum of 1,000 hours of service. The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation under both savings plans. The Company’s savings plans’ contribution expense was $0.7 million and $0.8 million in the first quarter of fiscal 2015 and fiscal 2014, respectively.

NOTE 10—EQUITY COMPENSATION PLANS

The Company has stock-based compensation plans under which it grants stock options, performance share units and restricted stock units to key employees and members of its Board of Directors. The Company generally recognizes compensation expense on a straight-line basis over the vesting period.

In the first quarter of fiscal 2015 and fiscal 2014, the Company granted approximately 611,000 and 677,000 stock options, respectively, with a weighted average grant date fair value of $3.15 per unit and $3.95 per unit, respectively. These options have a seven-year term and vest over a three-year period with a third vesting on each of the first three anniversaries of their grant date. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The compensation expense recorded for the options granted during the thirteen weeks ended May 2, 2015 and May 3, 2014 was immaterial.

In the first quarter of fiscal 2015 and fiscal 2014, the Company granted approximately 116,000 and 153,000 performance share units, respectively, that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves a return on invested capital target for fiscal 2017 and fiscal 2016, respectively. The number of underlying shares that may be issued upon vesting will range from 0% to 150% depending upon the Company achieving the financial targets in fiscal 2017 and fiscal 2016, respectively. The fair value for these awards was $9.31 per unit and $10.26 per unit, respectively, at the date of the grant. The compensation expense recorded for these performance share units during the thirteen weeks ended May 2, 2015 and May 3, 2014 was immaterial.

In the first quarter of fiscal 2015 and fiscal 2014, the Company granted approximately 58,000 and 76,000 performance share units, respectively, that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a total shareholder return target for the three-year period ending with fiscal 2017 and fiscal 2016, respectively. The number of underlying shares that may become exercisable will range from 0% to 175% depending upon whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $9.13 per unit grant date fair value for the fiscal 2014 award. The compensation expense recorded for these performance share units during the thirteen weeks ended May 2, 2015 and May 3, 2014 was immaterial.

In the first quarter of fiscal 2015 and fiscal 2014, the Company granted approximately 87,000 and 115,000 restricted stock units, respectively, that will vest if the employees remain continuously employed through the third anniversary date of the grant. The fair value for these awards was $9.31 and $10.26 per unit, respectively, at the date of the grant. The compensation expense recorded for these performance share units during the thirteen weeks ended May 2, 2015 and May 3, 2014 was immaterial.

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis:

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	May 2, 2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$42,166	$42,166	$—	$—
Collateral investments (1)	21,612	21,612	—	—
Deferred compensation assets (1)	4,488	—	4,488	—
Other liabilities:
Derivative liability (2)	393	—	393	—

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	January 31, 2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$38,044	$38,044	$—	$—
Collateral investments (1)	21,611	21,611	—	—
Deferred compensation assets (1)	4,382	—	4,382	—
Other liabilities:
Derivative liability(2)	625	—	625	—

(1) Included in other long-term assets.

(2) Included in other long-term liabilities.

The following represents the impact of fair value accounting for the Company’s derivative asset on its consolidated financial statements:

(dollar amounts in thousands)	Amount of Gain/(Loss) in Other Comprehensive Income/(Loss) (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion) (a)
Thirteen weeks ended May 2, 2015	$146	Interest expense	$(151)
Thirteen weeks ended May 3, 2014	$(38)	Interest expense	$(151)

(a) Represents the effective portion of the loss reclassified from accumulated other comprehensive income (loss).

The fair value of the derivative was $0.4 million and $0.6 payable as of May 2, 2015 and January 31, 2015, respectively. Of the $0.2 million decrease in the fair value during the thirteen weeks ended May 2, 2015, an immaterial portion was recorded to accumulated other comprehensive income (loss) on the consolidated balance sheet.

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

NOTE 12—IMPAIRMENTS

During the first quarter of fiscal 2015, the Company recorded a $0.8 million impairment charge related to 5 stores classified as held and used. The $0.8 million impairment was charged to service cost of sales. In the first quarter of fiscal 2014, the Company recorded a $1.2 million impairment charge related to 8 stores classified as held and used. Of the $1.2 million impairment charge, $0.2 million was charged to merchandise cost of sales, and $1.0 million was charged to costs of service revenue. In both years the Company used a probability-weighted approach and estimates of expected future cash flows to determine the fair value of these stores. Discount and growth rate assumptions were derived from current economic conditions, management’s expectations and projected trends of current operating results. The remaining fair value of the impaired assets is approximately $0.3 million as of May 2, 2015 and is classified as a Level 2 or 3 measure within the fair value hierarchy.

NOTE 13—SALE OF LEASEHOLD INTEREST

During the first quarter of fiscal 2015, the Company sold a leasehold interest in one store for $10.0 million in exchange for termination and extinguishment of all obligations, liabilities, and benefits associated with the lease.

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

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis explains the results of operations for the first quarter of fiscal 2015 and 2014 and significant developments affecting our financial condition as of May 2, 2015. This discussion and analysis should be read in conjunction with the consolidated interim financial statements and the notes to such consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Introduction

The Pep Boys—Manny, Moe & Jack and subsidiaries (the “Company”) has been the best place to shop and care for your car since it began operations in 1921. Approximately 18,000 associates are focused on delivering the best customer service in the automotive aftermarket to our customers across our over 800 locations throughout the United States and Puerto Rico and on-line at pepboys.com. Pep Boys satisfies all of a customer’s automotive needs through our unique offering of service, tires, parts and accessories.

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

In the first quarter of fiscal 2015, we closed two Service & Tire Centers and one Supercenter. As of May 2, 2015, we operated 562 Supercenters, 235 Service & Tire Centers and six Pep Express stores located in 35 states and Puerto Rico.

EXECUTIVE SUMMARY

Net earnings for the first quarter of 2015 were $11.9 million, or $0.22 per share, as compared to $1.6 million, or $0.03 per share reported for the first quarter of 2014. The current year period net earnings included a $10.0 million sale of a leasehold interest. Earnings from continuing operations before income taxes and discontinued operations increased by $17.5 million to $20.2 million in the first quarter of 2015 as compared to $2.7 million in the first quarter of 2014. This improvement was primarily due to the aforementioned sale of a leasehold interest and a reduction in selling, general and administrative expenses.

Total revenues increased for the first quarter of 2015 by 0.6%, or $3.4 million, as compared to the first quarter of 2014 due to an increase in comparable store sales of 0.8%. This increase in comparable store sales (sales generated by locations in operation during the same period of the prior year) was comprised of a 1.3 % increase in comparable store service revenues and an increase of 0.6% in comparable store merchandise sales.

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

Over the past few years, we have invested in our business to drive top line sales with investments in marketing & promotions, new stores (Service & Tire Centers), digital operations and, the market model that we call the “Road Ahead.” Designed around the shopping habits of our target customer segments, this model enhances the entire store—our people, the product assortment, its exterior and interior look and feel and the marketing programs—to attract more of these target customers and earn a greater share of their annual spend in the automotive aftermarket.

RESULTS OF OPERATIONS

The following discussion explains the material changes in our results of operations.

Analysis of Statement of Operations

Thirteen weeks ended May 2, 2015 vs. Thirteen weeks ended May 3, 2014

The following table presents for the periods indicated certain items in the consolidated statements of operations and comprehensive income as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	May 2, 2015 (Fiscal 2015)		May 3, 2014 (Fiscal 2014)		Favorable (Unfavorable)

Merchandise sales	76.2%		76.5%		0.3%
Service revenue (1)	23.8		23.5		1.7
Total revenues	100.0		100.0		0.6
Costs of merchandise sales (2)	69.3	(3)	69.2	(3)	(0.4)
Costs of service revenue (2)	94.7	(3)	95.1	(3)	(1.3)
Total costs of revenues	75.3		75.3		(0.7)
Gross profit from merchandise sales	30.7	(3)	30.8	(3)	—
Gross profit from service revenue	5.3	(3)	4.9	(3)	9.9
Total gross profit	24.7		24.7		0.5
Selling, general and administrative expenses	22.3		23.6		4.9
Net gain (loss) dispositions of assets	—		—		—
Gain from sale of leasehold interest	1.8		—		100.0
Operating profit	4.3		1.1		282.8
Other income	0.1		0.1		(15.6)
Interest expense	(0.6)		(0.7)		12.0
Earnings from continuing operations before income taxes	5.0		0.5		646.6
Income tax expense	(41.2	)(4)	(39.5	)(4)	(679.9)
Earnings from continuing operations	2.2		0.3		624.8
Discontinued operations, net of tax	—		—		—
Net earnings	2.2		0.3		640.0

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

Total revenue for the first quarter of 2015 increased by $3.4 million, or 0.6%, to $542.3 million from $538.8 million for the first quarter of 2014. While our total revenues are favorably impacted by the opening of new stores, a new store is not added to our comparable store sales until it reaches its 13th month of operation. Comparable store sales for the first quarter of 2015 increased by 0.8% as compared to the first quarter of 2014. This increase in comparable store sales consisted of a 1.3% increase in comparable store service revenue and an increase of 0.6% in store merchandise sales.

Our total online sales are currently an immaterial portion of our total sales and comparable store sales. Customer online purchases that are picked up at our stores or delivered to customers’ homes are included in our comparable store sales calculation.

Total merchandise sales increased 0.3%, or $1.2 million, to $413.1 million in the first quarter of fiscal 2015, compared to $411.9 million during the prior year quarter. Comparable store merchandise sales increased by 0.6%, or $2.6 million. The  contribution from the non-comparable stores declined by $1.4 million during the first quarter.

Total service revenue increased 1.8%, or $2.2 million, to $129.1 million in the first quarter of 2015 from $126.9 million during the prior year quarter. Comparable store service revenue increased by 1.3%, or $1.6 million. Non-comparable stores contributed an additional $0.6 million of service revenue during the quarter.

In our retail business, continued competitive pressures led to a comparable store transaction count decline of 4.5%, while higher selling prices resulted in a 4.0% increase in average revenue per transaction.

In our service business, we believe the decline in comparable store transaction counts of 3.8% was due primarily due to being less promotional as compared to the prior year and thus reduced demand for oil changes and tire services. Service average revenue per transaction increased by 5.7%, primarily due to higher selling prices and a shift in sales mix to higher priced tires.

Total gross profit increased by $0.6 million, or 0.5%, to $133.8 million in the first quarter of 2015 from $133.1 million in the first quarter of 2014. Total gross profit margin remained flat relative to the prior year at 24.7% although excluding the impairment charge of $0.8 million in the first quarter of 2015 and $1.2 million in the first quarter of 2014, total gross profit margin decreased slightly to 24.8% for fiscal 2015 from 24.9% in fiscal 2014.

Gross profit from merchandise sales remained flat at $126.9 million in the first quarter of 2014 and 2013. Gross profit margin from merchandise sales decreased to 30.7% for the first quarter of 2015 from 30.8% for the first quarter of 2014. Excluding the impairment charge of $0.1 million in the first quarter of 2015 and $0.2 million during the same period of 2014, gross profit margin from merchandise sales decreased to 30.7% for fiscal 2015 from 30.9% in fiscal 2014.

Gross profit from service revenue increased by $0.7 million, or 9.9%, to $6.9 million in the first quarter of 2015 from $6.3 million in the first quarter of 2014. Gross profit margin from service revenue increased to 5.3% for the first quarter of 2015 from 4.9% for the first quarter of 2014. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials) and costs of service revenue includes the fully loaded service center payroll and related employee benefits, and service center occupancy costs (rent, utilities and building maintenance). Excluding the impairment charge of $0.8 million in the first quarter of 2015 and $1.0 million in the first quarter of 2014, gross profit margin from service revenue increased to 5.9% for fiscal 2015 from 5.7% in fiscal 2014. The increase in service revenue gross profit margin was primarily due to lower occupancy costs, partially offset by higher employee costs.

Selling, general and administrative expenses as a percentage of total revenues decreased to 22.3% for the first quarter of 2015 from 23.6% for the first quarter of 2014. Selling, general and administrative expenses decreased $6.2 million, or 4.9%, to $120.8 million in the first quarter of 2015 from $127.1 million in the prior year quarter primarily due to lower litigation expenses of $4.0 million and lower media expense of $5.5 million, partially offset by higher employee costs of $1.2 million and $1.6 million of higher professional fees.

In the first quarter of fiscal 2015, the company sold its leasehold interest in one property for $10.0 million.

Interest expense for the first quarter of 2015 was $3.3 million, a decrease of $0.5 million compared to the $3.8 million reported for the first quarter of 2014.

Our income tax expense for the first quarter of 2015 was $8.3 million, or an effective rate of 41.2%, as compared to $1.1 million, or an effective rate of 39.5%, in the first quarter of 2014. The annual rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported net earnings of $11.9 million in the first quarter of 2015 as compared to net earnings of $1.6 million in the prior year quarter. Our basic and diluted earnings per share were $0.22 for the first quarter of 2015 as compared to $0.03 for the first quarter of 2014.

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

	Thirteen Weeks Ended
	May 2,	May 3,
(Dollar amounts in thousands)	2015	2014

Service Center Revenue (1)	$300,883	$293,913
Retail Sales (2)	241,378	244,908
Total revenues	$542,261	$538,821

Gross profit from Service Center Revenue (3)	$66,899	$63,779
Gross profit from Retail Sales (3)	66,868	69,347
Total gross profit	$133,767	$133,126

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

CAPITAL AND LIQUIDITY

Our cash requirements arise principally from (1) the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, (2) debt service and (3) contractual obligations. Cash flows realized through the sales of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by operating activities was $33.8 million in the first quarter of 2015, as compared to $11.5 million in the prior year quarter. The $22.4 million increase from the prior year quarter was due to an increase in net earnings, net of non-cash adjustments of $15.1 million combined with a favorable change in operating assets and liabilities of $7.5 million. The change in operating assets and liabilities was primarily due to favorable changes in inventory, net of payables of $10.3 million, partially offset by an unfavorable change in accrued expenses and other current assets of $2.2 million.

Taking into consideration changes in our trade payable program liability (shown as cash flows from financing activities on the consolidated statements of cash flows), cash generated in accounts payable was $3.1 million in the first quarter of fiscal 2015 as compared to cash used in accounts payable of $4.6 million in the prior year quarter. The ratio of accounts payable, including our trade payable program, to inventory was 56.7% as of May 2, 2015, 56.0% as of January 31, 2015, and 57.6% as of May 3, 2014.

Cash used in investing activities was $11.8 million in the first quarter of 2015 as compared to $14.6 million in the prior year quarter. Capital expenditures were $12.3 million and $14.6 million in the first quarter of 2015 and 2014, respectively. Capital expenditures for the first quarter of 2015, in addition to our regularly scheduled store, distribution center improvements and information technology enhancements, included the continued preparation of soon to be opened new stores along with the on-going conversion of stores into our new “Road Ahead” format. Capital expenditures for the first quarter of 2014 included the addition of two new Service & Tire Centers and the conversion of five stores into our “Road Ahead” format.

Our targeted capital expenditures for fiscal 2015 are $60.0 million, which includes the planned addition of 10 - 15 Service and Tire Centers, one Supercenters and the conversion of up to 25 stores to the “Road Ahead” format. These expenditures are expected to be funded by cash on hand and net cash generated from operating activities. Additional capacity, if needed, exists under our existing line of credit.

In the first quarter of 2015, cash used in financing activities was $18.0 million, as compared to cash provided by financing activities of $7.5 million in the prior year quarter. The cash used in financing activities in the first quarter of 2015 was primarily related to net repayments under our revolving credit facility of $17.0 million and $1.6 million under our trade payable program, as compared to net borrowings of $3.5 million and $4.3 million under the revolving credit facility and the trade payable program, respectively in the first quarter of 2014. The trade payable program is funded by various bank participants who have the ability, but not the obligation, to purchase, directly from our vendors, account receivables owed by Pep Boys. As of May 2, 2015 and January 31, 2015, we had an outstanding balance of $139.3 million and $140.9 million, respectively (classified as trade payable program liability on the consolidated balance sheet).

We anticipate that cash on hand, cash generated by operating activities, and availability under our existing revolving credit agreement will exceed our expected cash requirements in fiscal 2015. As of May 2, 2015, we had $42.2 million of cash and cash equivalents on hand and maintained undrawn availability on our revolving credit agreement of $149.6 million.

Our working capital was $159.1 million and $155.2 million as of May 2, 2015 and January 31, 2015, respectively. Our total debt, net of cash on hand, as a percentage of our net capitalization, was 22.2% and 25.0% as of May 2, 2015 and January 31, 2015, respectively.

NEW ACCOUNTING STANDARDS

In April of 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including periods within that reporting period, requires retrospective application, and early adoption is permitted. The Company is currently evaluating the new standard, but does not expect the adoption of ASU 2015-03 to have a material impact on the consolidated financial statements as the application of this guidance affects balance sheet classification only.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns and warranty obligations, bad debts, inventories, income taxes, financing operations, restructuring costs, retirement benefits, share-based compensation, risk participation agreements, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment or complexity, refer to “Critical Accounting Policies and Estimates” as reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. The words “guidance,” “expect,” “anticipate,” “estimates,” “targets,” “forecasts” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, but are not limited to, management’s expectations regarding implementation of its long-term strategic plan and actions taken or contemplated to enhance shareholder value, future financial performance, automotive aftermarket trends, levels of competition, business development activities, future capital expenditures, financing sources and availability, the effects of regulation and litigation, statements regarding the anticipated proxy contest by GAMCO Asset Management Inc. and the other participants in its solicitation and statements regarding actions taken or contemplated with respect to corporate and board governance. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. Our actual results may differ materially from the results discussed in the forward-looking statements due to factors beyond our control, including the strength of the national and regional economies, retail and commercial consumers’ ability to spend, the health of the various sectors of the automotive aftermarket, the weather in geographical regions with a high concentration of our stores, competitive pricing, the location and number of competitors’ stores, product and labor costs, risks related to the actions of GAMCO and its affiliates as well as other activist shareholders, including the amount of related costs incurred by us and the disruption caused to our business activities and the additional factors described in our filings with the Securities and Exchange Commission. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is due to changes in interest rates. Pursuant to the terms of our Revolving Credit Agreement, changes in daily LIBOR could affect the rates at which we could borrow funds thereunder. At May 2, 2015 we had no borrowings under this facility. Additionally, we have a $200.0 million Term Loan that bears interest at LIBOR, with a floor of 1.25%, plus 3.00%.

We have two interest rate swaps for a notional amount of $50.0 million each, which are designated as a cash flow hedge on the first $100.0 million of our Term Loan. We record the effective portion of the change in fair value through accumulated other comprehensive income (loss).

The fair value of the derivative was $0.4 million and $0.6 million payable at May 2, 2015 and January 31, 2015, respectively. Of the $0.2 million decrease in the fair value during the thirteen weeks ended May 2, 2015, an immaterial portion was recorded to accumulated other comprehensive income (loss) on the consolidated balance sheet.

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

ITEM 1A  RISK FACTORS

There have been no changes to the risks described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2012, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s common stock to be made from time to time in the open market or in privately negotiated transactions, with no expiration date. There were no common stock repurchases for the first quarter of fiscal 2015.

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

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date: June 10, 2015	by:	/s/ David R. Stern

David R. Stern
Executive Vice President - Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document