Form 10-Q
period 2015-08-01
PEP BOYS MANNY MOE & JACK
filed 2015-09-10
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2015

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

As of August 29, 2015, there were 53,986,267 shares of the registrant’s Common Stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1  CONSOLIDATED FINANCIAL STATEMENTS

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

(unaudited)

	August 1, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$62,408	$38,044
Accounts receivable, less allowance for uncollectible accounts of $1,719 and $1,604	29,762	31,013
Merchandise inventories	636,692	656,957
Prepaid expenses	20,831	27,952
Other current assets	50,866	55,986
Assets held for disposal	2,466	2,648
Total current assets	803,025	812,600

Property and equipment, net of accumulated depreciation of $1,276,588 and $1,251,797	587,805	604,380
Goodwill	32,869	32,869
Deferred income taxes	49,136	56,571
Other long-term assets	34,345	35,321
Total assets	$1,507,180	$1,541,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$216,826	$227,132
Trade payable program liability	134,356	140,904
Accrued expenses	210,689	226,176
Deferred income taxes	65,542	61,216
Current maturities of long-term debt	2,000	2,000
Total current liabilities	629,413	657,428

Long-term debt less current maturities	193,000	211,000
Other long-term liabilities	43,154	45,567
Deferred gain from asset sales	97,125	103,596
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	296,750	298,299
Retained earnings	408,565	397,890
Accumulated other comprehensive income	(294)	(391)
Treasury stock, at cost — 14,576,481 shares and 14,988,205 shares	(229,090)	(240,205)
Total stockholders’ equity	544,488	524,150
Total liabilities and stockholders’ equity	$1,507,180	$1,541,741

See notes to consolidated financial statements.

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollar amounts in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Merchandise sales	$401,880	$400,931	$815,005	$812,837
Service revenue	124,666	124,842	253,802	251,758
Total revenues	526,546	525,773	1,068,807	1,064,595
Costs of merchandise sales	279,707	280,100	565,950	565,147
Costs of service revenue	119,267	121,376	241,518	242,024
Total costs of revenues	398,974	401,476	807,468	807,171
Gross profit from merchandise sales	122,173	120,831	249,055	247,690
Gross profit from service revenue	5,399	3,466	12,284	9,734
Total gross profit	127,572	124,297	261,339	257,424
Selling, general and administrative expenses	117,272	120,624	238,118	247,694
Net gain (loss) from dispositions of assets	267	(400)	485	(410)
Gain on sale from leasehold interest	—	—	10,000	—
Operating profit	10,567	3,273	33,706	9,320
Other income	334	316	706	758
Interest expense	(3,262)	(3,002)	(6,591)	(6,784)
Earnings from continuing operations before income taxes and discontinued operations	7,639	587	27,821	3,294
Income tax expense	(2,903)	(764)	(11,225)	(1,831)
Earnings (loss) from continuing operations before discontinued operations	4,736	(177)	16,596	1,463
Earnings (loss) from discontinued operations, net of tax	74	(96)	108	(125)
Net earnings (loss)	4,810	(273)	16,704	1,338

Basic earnings per share:
Earnings from continuing operations before discontinued operations	$0.09	$—	$0.31	$0.03
Discontinued operations, net of tax	—	—	—	—
Basic earnings per share	$0.09	$—	$0.31	$0.03

Diluted earnings per share:
Earnings from continuing operations before discontinued operations	$0.09	$—	$0.31	$0.03
Discontinued operations, net of tax	—	—	—	—
Diluted earnings per share	$0.09	$—	$0.31	$0.03

Other comprehensive (loss) income:
Derivative financial instruments adjustment, net of tax	(49)	(128)	97	(166)
Other comprehensive (loss) income	(49)	(128)	97	(166)
Comprehensive income (loss)	$4,761	$(401)	$16,801	$1,172

See notes to consolidated financial statements.

THE PEP BOYS — MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	Twenty-six weeks ended
	August 1, 2015	August 2, 2014
Cash flows from operating activities:
Net earnings	$16,704	$1,338
Adjustments to reconcile net earnings to net cash provided by continuing operations:
Net (earnings) loss from discontinued operations, net of tax	(108)	125
Depreciation	33,195	36,346
Amortization of deferred gain from asset sales	(6,471)	(6,302)
Amortization of deferred financing costs	1,252	1,311
Stock compensation expense	2,267	1,799
Deferred income taxes	10,261	2,727
Net (gain) loss from disposition of assets	(485)	410
Loss from asset impairment	2,476	3,839
Other	(554)	(79)
Changes in operating assets and liabilities:
Decrease in accounts receivable, prepaid expenses and other	14,675	12,572
Decrease in merchandise inventories	20,265	12,807
Decrease in accounts payable	(9,022)	(34,591)
Decrease in accrued expenses	(15,147)	(15,167)
Decrease in other long-term liabilities	(1,839)	(1,277)
Net cash provided by continuing operations	67,469	15,858
Net cash used in discontinued operations	(194)	(300)
Net cash provided by operating activities	67,275	15,558

Cash flows from investing activities:
Capital expenditures	(22,102)	(39,010)
Proceeds from dispositions of assets	2,066	35
Net cash used in investing activities	(20,036)	(38,975)

Cash flows from financing activities:
Borrowings under line of credit agreements	112,193	339,179
Payments under line of credit agreements	(129,193)	(317,679)
Borrowings on trade payable program liability	80,890	94,353
Payments on trade payable program liability	(87,438)	(86,940)
Debt payments	(1,000)	(1,000)
Proceeds from stock issuance	1,673	496
Net cash (used in) provided by financing activities	(22,875)	28,409
Net increase in cash and cash equivalents	24,364	4,992
Cash and cash equivalents at beginning of period	38,044	33,431
Cash and cash equivalents at end of period	$62,408	$38,423

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$940	$660
Cash received from income tax refunds	$—	$244
Cash paid for interest	$5,257	$5,584
Non-cash investing activities:
Accrued purchases of property and equipment	$2,110	$3,537

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements.” It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015. The results of operations for the twenty-six weeks ended August 1, 2015 are not necessarily indicative of the operating results for the full fiscal year.

The consolidated financial statements presented herein are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of August 1, 2015 and for all periods presented have been made.

The Company’s fiscal year ends on the Saturday nearest to January 31. Fiscal 2015, which ends January 30, 2016, and Fiscal 2014, which ended January 31, 2015, are comprised of 52 weeks. The Company operated 801 store locations as of August 1, 2015, of which 226 were owned and 575 were leased.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August of 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers — Deferral of the Effective Date.” The amendment in this update defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers”, for all entities by one year. The new effective date is annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the new standard, but does not expect the adoption of ASU 2014-09 to have a material impact on the consolidated financial statements.

NOTE 3—MERCHANDISE INVENTORIES

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (“FIFO”) method of costing inventory had been used by the Company, inventory would have been $549.2 million and $570.2 million as of August 1, 2015 and January 31, 2015, respectively.

The Company’s inventory, consisting primarily of automotive tires, parts, and accessories, is used on vehicles typically having long lives. Because of this, and combined with the Company’s historical experience of returning excess inventory to the

Company’s suppliers for full credit, the risk of obsolescence is minimal. The Company establishes a reserve for excess inventory for instances where less than full credit will be received for such returns or where the Company anticipates items will be sold at retail prices that are less than recorded costs. The reserve is based on management’s judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where the Company received less than full credit from suppliers for product returns. The Company also provides for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program. The Company’s inventory adjustments for these matters were immaterial as of August 1, 2015 and January 31, 2015, respectively.

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

The reserve for warranty cost activity for the twenty-six weeks ended August 1, 2015 and the fifty-two weeks ended January 31, 2015 is as follows:

(dollar amounts in thousands)	August 1, 2015	January 31, 2015
Beginning balance	$682	$682

Additions related to current period sales	6,403	14,435

Warranty costs incurred in current period	(6,403)	(14,435)

Ending balance	$682	$682

NOTE 5—DEBT AND FINANCING ARRANGEMENTS

The following are the components of debt and financing arrangements:

(dollar amounts in thousands)	August 1, 2015	January 31, 2015
Senior Secured Term Loan, due October 2018	$195,000	$196,000
Revolving Credit Agreement, through July 2016	—	17,000
Long-term debt	195,000	213,000
Current maturities	(2,000)	(2,000)
Long-term debt less current maturities	$193,000	$211,000

The Company has a Revolving Credit Agreement (the “Agreement”) with available borrowings up to $300.0 million and a maturity of July 2016. As of August 1, 2015, the Company had no borrowings outstanding under the Agreement and $39.6 million of availability was utilized to support outstanding letters of credit. Taking this into account and the borrowing base requirements (including reduction for amounts outstanding under the supplier financing program), as of August 1, 2015 there was $145.1 million of availability remaining under the Agreement.

The Company’s debt agreements require compliance with covenants. The most restrictive of these covenants, an earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement, is triggered if the Company’s availability under its Revolving Credit Agreement plus unrestricted cash drops below $50.0 million. As of August 1, 2015, the Company was in compliance with all financial covenants contained in its debt agreements.

The Company has a supplier financing program with availability up to $200.0 million which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by the Company directly from suppliers. The Company, in turn, makes the regularly scheduled full supplier payments to the bank participants. There was an outstanding balance of $134.4 million and $140.9 million under the program as of August 1, 2015 and January 31, 2015, respectively (classified as trade payable program liability on the consolidated balance sheet).

Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt obligations and are considered a level 2 measure under the fair value hierarchy. The estimated fair value of long-term debt including current maturities was $195.0 million and $211.0 million as of August 1, 2015 and January 31, 2015, respectively.

NOTE 6—INCOME TAXES

The Company recognizes taxes payable for the current year, as well as deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company’s effective income tax rate differs from the U.S. statutory rate principally due to state taxes, foreign taxes related to the Company’s Puerto Rico operations and certain other permanent tax items. The annual rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items. For the thirteen weeks ended August 1, 2015 the effective tax rate was 38.0% as compared to 130.1% recorded in the corresponding period of the prior year. The prior year quarter income tax expense includes a $0.9 million charge for a valuation allowance recorded against certain separate company state tax loss carryforwards.

For the twenty-six weeks ended August 1, 2015 and August 2, 2014, the effective tax rate was 40.3% and 55.6%, respectively. The decrease in the effective tax rate was primarily attributable to the impact of permanent tax differences relative to pre-tax earnings, and the prior year tax charge previously mentioned.

For income tax benefits related to uncertain tax positions to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. During the twenty-six weeks ended August 1, 2015, there were no material changes to the Company’s liability for uncertain tax positions.

NOTE 7—EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for earnings from continuing operations and net earnings:

		Thirteen Weeks Ended		Twenty-six Weeks Ended
(dollar amounts in thousands, except per share amounts)		August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

(a)	Earnings (loss) from continuing operations	$4,736	$(177)	$16,596	$1,463

	(Loss) from discontinued operations, net of tax	74	(96)	108	(125)

	Net earnings (loss)	$4,810	$(273)	$16,704	$1,338

(b)	Basic average number of common shares outstanding during period	54,239	53,528	54,167	53,499

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	192	—	141	526

(c)	Diluted average number of common shares assumed outstanding during period	54,431	53,528	54,308	54,025

	Basic earnings per share:
	Earnings from continuing operations (a/b)	$0.09	$—	$0.31	$0.03
	Discontinued operations, net of tax	—	—	—	—
	Basic earnings per share	$0.09	$—	$0.31	$0.03

	Diluted earnings per share:
	Earnings from continuing operations (a/c)	$0.09	$—	$0.31	$0.03
	Discontinued operations, net of tax	—	—	—	—
	Diluted earnings per share	$0.09	$—	$0.31	$0.03

As of August 1, 2015 and August 2, 2014, respectively, there were 2,663,000 and 3,263,000 outstanding options and restricted stock units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total number of such shares excluded from the diluted earnings per share calculation is 1,549,000 and 3,263,000 for the thirteen weeks ended August 1, 2015 and August 2, 2014, respectively. The total number of such shares excluded from the diluted earnings per share calculation is 1,947,000 and 1,321,000 for the twenty-six weeks ended August 1, 2015 and August 2, 2014.

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents changes in accumulated other comprehensive (loss) income for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014, net of tax:

	(Loss)/Gain on Cash Flow Hedges
	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Beginning balance	$(245)	$341	$(391)	$379

Other comprehensive (loss) income before reclassifications, net of $87, $134, $55 and $212 tax benefit	(145)	(224)	(93)	(356)
Amounts reclassified from accumulated other comprehensive income net of $58, $58, $115 and $115 tax (a)	96	96	190	190
Net current-period other comprehensive (loss) income	(49)	(128)	97	(166)

Ending balance	$(294)	$213	$(294)	$213

(a)  Reclassified amount increased interest expense.

NOTE 9—BENEFIT PLANS

The Company has a qualified 401(k) savings plan and a separate plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 18 years of age and have completed the lesser of (1) six consecutive months of employment and have a minimum of 500 hours of service and (2) 12 consecutive months and have a minimum of 1,000 hours of service. The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation under both savings plans. The Company’s savings plans’ contribution expense was $1.4 million in the first half of fiscal 2015 and was $1.6 million in the first half of fiscal 2014.

NOTE 10—EQUITY COMPENSATION PLANS

The Company has stock-based compensation plans under which it grants stock options, performance share units and restricted stock units to key employees and members of its Board of Directors. The Company generally recognizes compensation expense on a straight-line basis over the vesting period.

In the first half of fiscal 2015 and fiscal 2014, the Company granted approximately 672,000 and 677,000 stock options, respectively, with a weighted average grant date fair value of $3.15 per unit and $3.95 per unit, respectively. These options have a seven-year term and vest over a three-year period with a third vesting on each of the first three anniversaries of their grant date. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The compensation expense recorded for the options granted during the twenty-six weeks ended August 1, 2015 and August 2, 2014 was immaterial.

In the first half of fiscal 2015 and fiscal 2014, the Company granted approximately 119,000 and 153,000 performance share units, respectively, that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves a return on invested capital target for fiscal 2016 and fiscal 2015, respectively. The number of underlying shares that may be issued upon vesting will range from 0% to 150% depending upon the Company achieving the financial targets in fiscal 2016 and fiscal 2015, respectively. The fair value for these awards was $9.53 per unit and $10.26 per unit, respectively, at the date of the grant. The compensation expense recorded for these performance share units during the twenty-six weeks ended August 1, 2015 and August 2, 2014 was immaterial.

In the first half of fiscal 2015 and fiscal 2014, the Company granted approximately 76,000 and 76,000 performance share units, respectively, that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a total shareholder return target for the three-year period ending with fiscal 2017 and fiscal 2016, respectively. The number of underlying shares that may become exercisable will range from 0% to 175% depending upon whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $10.01 per unit and $9.13 per unit grant date fair value, respectively, for the fiscal 2015 and fiscal 2014 awards. The compensation expense recorded for these performance share units during the twenty-six weeks ended August 1, 2015 and August 2, 2014 was immaterial.

In the first half of fiscal 2015 and fiscal 2014, the Company granted approximately 106,000 and 115,000 restricted stock units, respectively, that will vest if the employees remain continuously employed through the third anniversary date of the grant. The fair value for these awards was $9.68 and $10.26 per unit, respectively, at the date of the grant. The compensation expense recorded for these restricted stock units during the twenty-six weeks ended August 1, 2015 was immaterial.

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis:

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	August 1, 2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$62,408	$62,408	$—	$—
Collateral investments (1)	21,487	21,487	—	—
Deferred compensation assets (1)	4,452	—	4,452	—
Other liabilities:
Derivative liability(2)	470	—	470	—

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	January 31, 2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$38,044	$38,044	$—	$—
Collateral investments (1)	21,611	21,611	—	—
Deferred compensation assets (1)	4,382	—	4,382	—
Other liabilities:
Derivative liability(2)	625	—	625	—

(1) Included in other long-term assets.

(2) Included in other long-term liabilities.

The following represents the impact of fair value accounting for the Company’s derivative asset on its consolidated financial statements:

(dollar amounts in thousands)	Amount of (Loss) Gain in Other Comprehensive (Loss) Income (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion) (a)
Thirteen weeks ended August 1, 2015	$(49)	Interest expense	$(153)
Thirteen weeks ended August 2, 2014	$(128)	Interest expense	$(153)

Twenty-six weeks ended August 1, 2015	$97	Interest expense	$(304)
Twenty-six weeks ended August 2, 2014	$(166)	Interest expense	$(304)

(a) Represents the effective portion of the loss reclassified from accumulated other comprehensive loss.

The fair value of the derivative was $0.5 million and $0.6 million payable as of August 1, 2015 and January 31, 2015, respectively. Of the $0.1 million decrease in the fair value during the twenty-six weeks ended August 1, 2015, an immaterial portion was recorded to accumulated other comprehensive income on the consolidated balance sheet.

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

NOTE 12—IMPAIRMENTS

During the second quarter of fiscal 2015, the Company recorded a $1.7 million impairment charge related to six stores classified as held and used. Of the $1.7 million impairment charge, $1.1 million was charged to costs of merchandise sales, and $0.6 million was charged to costs of service revenue. In the second quarter of fiscal 2014, the Company recorded a $2.7 million impairment charge related to five stores classified as held and used and one store classified as held for sale. Of the $2.7 million impairment charge, $1.3 million was charged to costs of merchandise sales, and $1.4 million was charged to costs of service revenue. In both periods, the Company used a probability-weighted approach and estimates of expected future cash flows to determine the fair value of these stores. Discount and growth rate assumptions were derived from current economic conditions, management’s expectations and projected trends of current operating results. The remaining fair value of the impaired stores is approximately $1.4 million as of August 1, 2015 and is classified as a Level 2 or 3 measure within the fair value hierarchy.

During the first half of fiscal 2015, the Company recorded a $2.5 million impairment of which $1.1 million was charged to costs of merchandise sales, and $1.4 million was charged to costs of service revenue. In the first half of fiscal 2014, the Company recorded a $3.9 million impairment charge of which $1.5 million was charged to costs of merchandise sales, and $2.4 million was charged to costs of service revenue. In all periods, the Company used a probability-weighted approach and estimates of expected future cash flows to determine the fair value of these stores. Discount and growth rate assumptions were derived from current economic conditions, management’s expectations and projected trends of current operating results. The remaining fair value of the impaired stores is approximately $1.7 million as of August 1, 2015 and is classified as a Level 2 or 3 measure within the fair value hierarchy.

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

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis explains the results of operations for the second quarter of fiscal 2015 and 2014 and significant developments affecting our financial condition as of August 1, 2015. This discussion and analysis should be read in conjunction with the consolidated interim financial statements and the notes to such consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

In the first half of fiscal 2015, we opened one Supercenter and closed three Service & Tire Centers, two Supercenters and one Pep Express store. As of August 1, 2015, we operated 562 Supercenters, 234 Service & Tire Centers and five Pep Express stores located in 35 states and Puerto Rico.

EXECUTIVE SUMMARY

Net earnings for the second quarter of 2015 were $4.8 million, or $0.09 per share, as compared to net a net loss of $0.3 million, or $0.00 per share, reported for the second quarter of 2014. The increase in earnings was primarily due to higher gross margin and lower selling, general and administrative expenses.

Total revenues increased for the second quarter of 2015 by 0.1%, or $0.8 million, as compared to the second quarter of 2014 due to a 0.3% increase in comparable store sales. This increase in comparable store sales (sales generated by locations in operation during the same period of the prior year) was comprised of a 0.5% increase in comparable store merchandise sales offset by a 0.4% decrease in comparable store service revenues.

Various factors within the economy affect both our customers and trends in our industry, including the average age of vehicles, miles driven, new car sales, and per capita disposable income. We believe that the industry fundamentals of increasing vehicle complexity and customer preference for DIFM remain solid over the long-term resulting in consistent demand for maintenance and repair services. Consistent with this long-term trend, we have adopted a long-term strategy of growing our automotive service business, while maintaining our DIY customer base by offering, in our Supercenters and online at pepboys.com, the newest and broadest product assortment in the automotive aftermarket.

Over the past few years, we have invested in our business to drive top line sales with investments in marketing & promotions, new stores (Service & Tire Centers), digital operations and the market model that we call the “Road Ahead.” Designed around the shopping habits of our target customer segments, this model enhances the entire store—our people, the product assortment, its exterior and interior look and feel.

RESULTS OF OPERATIONS

The following discussion explains the material changes in our results of operations.

Analysis of Statement of Operations

Thirteen weeks ended August 1, 2015 vs. Thirteen weeks ended August 2, 2014

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	August 1, 2015 (Fiscal 2015)		August 2, 2014 (Fiscal 2014)		Favorable (Unfavorable)

Merchandise sales	76.3%		76.3%		0.2%
Service revenue (1)	23.7		23.7		(0.1)
Total revenues	100.0		100.0		0.1
Costs of merchandise sales (2)	69.6	(3)	69.9	(3)	0.5
Costs of service revenue (2)	95.7	(3)	97.2	(3)	0.9
Total costs of revenues	75.8		76.4		0.6
Gross profit from merchandise sales	30.4	(3)	30.1	(3)	1.9
Gross profit from service revenue	4.3	(3)	2.8	(3)	27.0
Total gross profit	24.2		23.6		2.6
Selling, general and administrative expenses	22.3		22.9		2.8
Net gain (loss) from dispositions of assets	0.1		(0.1)		166.8
Gain from sale of leasehold interest	—		—		—
Operating profit	2.0		0.6		222.9
Other income	0.1		0.1		5.4
Interest expense	(0.6)		(0.6)		(8.7)
Earnings from continuing operations before income taxes	1.5		0.1		1,201.04
Income tax expense	(38.0	)(4)	(130.1	)(4)	(280.0)
Earnings from continuing operations	0.9		—		100.0
Discontinued operations, net of tax	—		—		—
Net earnings (loss)	0.9		(0.1)		(1,861.9)

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

Total revenue for the second quarter of 2015 increased by $0.8 million, or 0.1%, to $526.5 million from $525.8 million for the second quarter of 2014. Comparable store sales for the second quarter of 2015 increased by 0.3% as compared to the second quarter of 2015. This increase in comparable store sales was comprised of a 0.5% increase in comparable store merchandise sales offset by a 0.4% decrease in comparable store service revenues.

Our total online sales are currently an immaterial portion of our total sales and comparable store sales. Customer online purchases that are picked up at our stores or delivered to customers’ homes are included in our comparable store sales calculation.

Total merchandise sales increased 0.2%, or $1.0 million, to $401.9 million in the second quarter of fiscal 2015, compared to $400.9 million during the prior year quarter. This increase resulted from a comparable store merchandise sales increase of 0.5%, or $2.2 million, partially offset by $1.2 million in lost merchandise sales resulting primarily from store closures.

Total service revenue remained relatively flat at $124.7 million in the second quarter of 2015 compared to $124.8 million in the prior year quarter. Comparable store service revenue decreased by 0.4%, or $0.5 million while non-comparable stores contributed an additional $0.4 million of service revenue during the quarter.

In our retail business (as defined below in Industry Comparison), continued competitive pressures led to a comparable store transaction count decline of 5.1%, while higher selling prices resulted in a 5.4% increase in average revenue per transaction.

In our service business (as defined below in Industry Comparison), the decline in comparable store transaction counts of 4.1% was primarily due to reduced demand for batteries and air-conditioning services and engine performance repair and diagnostic services. Service average revenue per transaction increased by 4.9%, primarily due to higher selling prices and a shift in sales mix to higher priced tires.

Total gross profit increased by $3.3 million, or 2.6%, to $127.6 million in the second quarter of 2015 from $124.3 million in the second quarter of 2014. Total gross profit margin increased to 24.2% for the second quarter of 2015 from 23.6% for the second quarter of 2014. Excluding the impairment charge of $1.7 million in the second quarter of 2015 and $2.7 million in the second quarter of 2014, total gross profit margin increased by 40 basis points to 24.5% for fiscal 2015 from 24.2% in fiscal 2014. The increase in total gross profit margin was primarily due to lower employee costs and lower store occupancy costs offset by lower gross product margins.

Gross profit from merchandise sales increased by $1.4 million, or 1.1%, to $122.2 million for the second quarter of 2015 from $120.8 million in the second quarter of 2014. Gross profit margin from merchandise sales increased to 30.4% for the second quarter of 2015 from 30.1% for the second quarter of 2014. Excluding the impairment charge of $1.1 million in the second quarter of 2015 and the impairment charge of $1.3 million in the second quarter of 2014, gross profit margin from merchandise sales increased by 25 basis points. The increase in gross profit margin was primarily due to a decrease in store occupancy costs of 40 basis points offset by lower gross product margins.

Gross profit from service revenue increased by $1.9 million, or 55.8%, to $5.4 million in the second quarter of 2015 from $3.5 million in the second quarter of 2014. Gross profit margin from service revenue increased to 4.3% for the second quarter of 2015 from 2.8% for the second quarter of 2014. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials) and costs of service revenue includes the fully loaded service center payroll and related employee benefits, and service center occupancy costs (rent, utilities and building maintenance). Excluding the impairment charge of $0.6 million in the second quarter of 2015 and $1.4 million in the second quarter of 2014, gross profit margin from service revenue increased by 95 basis points to 4.8% for fiscal 2015 from 3.9% in fiscal 2014. The increase in service revenue gross profit margin was primarily due to lower employee costs achieved through staffing efficiencies.

Selling, general and administrative expenses as a percentage of total revenues decreased to 22.3% for the second quarter of 2015 from 22.9% for the second quarter of 2014 totaling $117.3 million in the second quarter of 2015 and $120.6 million in the prior year quarter primarily due to lower media expense of $2.2 million, lower employee and employee related costs of $2.3 million, partially offset by $1.2 million of higher legal and professional fees.

Interest expense for the second quarter of 2015 was $3.3 million, an increase of $0.3 million compared to the $3.0 million reported for the second quarter of 2015.

Our income tax expense for the second quarter of 2015 was $2.9 million, or an effective rate of 38.0%, as compared to an expense of $0.8 million, or an effective rate of 130.1%, for the second quarter of 2014. The prior year includes a $0.9 million discrete charge related to recording state valuation allowances in certain tax jurisdictions. The annual rate is dependent on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported net earnings of $4.8 million in the second quarter of 2015 as compared to a net loss of $0.3 million in the prior year quarter. Our basic and diluted earnings per share were $0.09 for the second quarter of 2015 as compared to $0.00 for the second quarter of 2014.

Twenty-six weeks ended August 1, 2015 vs. Twenty-six weeks ended August 2, 2014

The following table presents for the periods indicated certain items in the consolidated statements of operations and comprehensive income as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Twenty-six weeks ended	August 1, 2015 (Fiscal 2015)		August 2, 2014 (Fiscal 2014)		Favorable (Unfavorable)

Merchandise sales	76.3%		76.3%		0.3%
Service revenue (1)	23.7		23.7		0.8
Total revenues	100.0		100.0		0.4
Costs of merchandise sales (2)	69.4	(3)	69.5	(3)	—
Costs of service revenue (2)	95.2	(3)	96.1	(3)	(0.2)
Total costs of revenues	75.5		75.8		—
Gross profit from merchandise sales	30.6	(3)	30.5	(3)	1.0
Gross profit from service revenue	4.8	(3)	3.9	(3)	16.0
Total gross profit	24.5		24.2		1.5
Selling, general and administrative expenses	22.3		23.3		3.9
Net gain from dispositions of assets	—		—		—
Gain from sale of leasehold interest	0.9		—		100.0
Operating profit	3.2		0.9		261.7
Non-operating income	0.1		0.1		(6.9)
Interest expense	(0.6)		(0.6)		2.8
Earnings from continuing operations before income taxes	2.6		0.3		744.6
Income tax expense	(40.3	)(4)	(55.6	)(4)	(513.1)
Earnings from continuing operations	1.6		0.1		1,034.4
Discontinued operations, net of tax	—		—		—
Net earnings	1.6		0.1		1,148.4

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

Total revenue for the first half of 2015 increased by $4.2 million to $1,068.8 million from $1,064.6 million for the first half of 2014, while comparable store sales for the first half of 2015 increased by $5.9 million, or 0.6%, as compared to the first half of 2014. The increase in comparable store sales consisted of an increase of 0.5% in comparable store service revenues and an increase of 0.6% in comparable store merchandise sales. The increase in comparable sales was partially offset by $1.7 million in lost merchandise sales resulting primarily from store closures.

Total gross profit for the first half of 2015 increased by $3.9 million, or 1.5%, to $261.3 million from $257.4 million for the first half of 2014. Total gross profit margin increased to 24.5% for the first half of 2015 from 24.2% for the first half of 2014. Excluding the impairment charge of $2.5 million and $3.8 million in the first half of 2015 and 2014, respectively, total gross profit margin increased by 15 basis points period over period. The increase in total gross profit margin was primarily due to lower store occupancy offset by lower gross product margins.

Gross profit from merchandise sales for the first half of 2015 increased by $1.3 million, or 0.6%, to $249.0 million from $247.7 million for the first half of 2014. Gross profit margin from merchandise sales increased to 30.6% for the first half of 2015 from 30.5% for the prior year period. Excluding the impairment charge of $1.1 million in the first half of 2015 and $1.5 million in the prior year first half, gross profit margin from merchandise sales increased by 10 basis points period over period.

Gross profit from service revenue for the first half of 2015 increased by $2.6 million to $12.3 million from $9.7 million for the first half of 2014. Gross profit margin from service revenue for the first half of 2015 increased to 4.8% from 3.9% for the first half of 2014. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials). Costs of service revenues include the fully loaded service center payroll and related employee benefits and service center occupancy costs. Excluding the impairment charge of $1.4 million in the first half of 2015 and $2.3 million in the prior year first half, gross profit margin from service revenue increased by 60 basis points period over period. The increase in service revenue gross profit margin was primarily due to the leveraging effect of higher sales on the fixed component of payroll and related costs.

Selling, general and administrative expenses, as a percentage of total revenues for the first half of 2015 decreased to 22.3% as compared to 23.3% for the first half of 2014. Selling, general and administrative expenses decreased $9.6 million, or 3.9%, compared to the first half of 2014 primarily due to lower media expense of $7.7 million, lower legal and professional fees of $1.2 million and lower employee and employee related costs of $0.7 million.

In the first quarter of fiscal 2015, the company sold its leasehold interest in one property for $10.0 million.

Interest expense for the first half of 2015 was $6.6 million, a decrease of $0.2 million compared to the $6.8 million reported for the first half of 2014.

Our income tax expense for the first half of 2015 was $11.2 million, or an effective rate of 40.3%, as compared to an expense of $1.8 million, or an effective rate of 55.6%, for the first half of 2014. The prior year includes a $0.9 million discrete charge related to recording state valuation allowances in certain tax jurisdictions The annual rate is dependent on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items.

As a result of the foregoing, we reported net earnings of $16.7 million for the first half of 2015 as compared to net earnings of $1.3 million in the prior year period. Our diluted earnings per share were $0.31 as compared to $0.03 in the prior year period.

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

The following table presents the revenues and gross profit for each area of our business:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(Dollar amounts in thousands)	2015	2014	2015	2014

Service Center Revenue (1)	$290,806	$288,302	$591,689	$582,215
Retail Sales (2)	235,740	237,471	477,118	482,380
Total revenues	$526,546	$525,773	$1,068,807	$1,064,595

Gross profit from Service Center Revenue (3)	$63,711	$60,684	$130,610	$124,463
Gross profit from Retail Sales (3)	63,861	63,613	130,729	132,961
Total gross profit	$127,572	$124,297	$261,339	$257,424

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

CAPITAL AND LIQUIDITY

Our cash requirements arise principally from (1) the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, (2) debt service and (3) contractual obligations. Cash flows realized through the sales of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by operating activities was $67.3 million in the first half of 2015, as compared to $15.6 million in the first half of 2014. The $51.7 million increase from the first half of 2014 was due to increased net earnings, net of non-cash adjustments of $17.0 million and a favorable change in operating assets and liabilities of $34.6 million. The change in operating assets and liabilities was primarily due to a favorable change in accounts payable of $25.6 million and a favorable change in inventory of $7.5 million.

Taking into consideration changes in our trade payable program liability (shown as cash flows from financing activities on the consolidated statements of cash flows), cash used in accounts payable was $15.6 million in the first half of 2015 and $27.2 million in the first half of 2014. The ratio of accounts payable, including our trade payable program, to inventory was 55.2% as of August, 1 2015, 56.0% as of January 31, 2015, and 54.1% as of August, 2 2014. Inventory declined by $20.3 million or 3.1% from year end fiscal 2014 primarily due to improved inventory management in the first half of 2015.

Cash used in investing activities was $20.0 million in the first half of 2015 as compared to $39.0 million in the first half of 2014. Capital expenditures were $22.1 million and $39.0 million in the first half of 2015 and 2014, respectively. Capital expenditures for the first half of 2015, in addition to our regularly scheduled store, distribution center improvements and information technology enhancements, included the addition of one Supercenter and the conversion of 9 stores into our new “Road Ahead” format. Capital expenditures for the first half of 2014 included the addition of five new Service and Tire Centers and the conversion of twenty-one stores into our new “Road Ahead” format. In the first half of 2015, the Company sold three locations for approximately $2.1 million.

Our targeted capital expenditures for fiscal 2015 are approximately $55.0 million, which includes the planned addition of 9 Service and Tire Centers and 5 Speed Shops within existing Supercenters. These expenditures are expected to be funded by cash on hand and net cash generated from operating activities. Additional capacity, if needed, exists under our existing line of credit.

In the first half of 2015, cash used in financing activities was $22.9 million, as compared to cash provided by financing activities of $28.4 million in the first half of 2014. The cash used in financing activities in the first half of 2015 was primarily due to payments of $17.0 million on our revolving payment facility and $6.5 million under our trade payable program as compared to net borrowings under our revolving credit facility of $21.5 million and $7.4 million under our trade payable program in the first half of 2014. The trade payable program is funded by various bank participants who have the ability, but not the obligation, to purchase, directly from our vendors, account receivables owed by Pep Boys. As of August 1, 2015 and January 31, 2015, we had an outstanding balance of $134.4 million and $140.9 million, respectively (classified as trade payable program liability on the consolidated balance sheet).

We anticipate that cash on hand, cash generated by operating activities, and availability under our existing revolving credit agreement will exceed our expected cash requirements in fiscal 2015. As of August 1, 2015, we had $62.4 million of cash and cash equivalents on hand, no borrowings outstanding on our revolving credit agreement and maintained undrawn availability on our revolving credit agreement of $145.1 million.

Our working capital was $173.6 million and $155.2 million as of August 1, 2015 and January 31, 2015, respectively. Our total debt, net of cash on hand, as a percentage of our net capitalization, was 19.6% and 25.0% as of August 1, 2015 and January 31, 2015, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August of 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers — Deferral of the Effective Date.” The amendment in this update defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers”, for all entities by one year. The new effective date is annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the new standard, but does not expect the adoption of ASU 2014-09 to have a material impact on the consolidated financial statements.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is due to changes in interest rates. Pursuant to the terms of our Revolving Credit Agreement, changes in daily LIBOR could affect the rates at which we could borrow funds thereunder. At August 1, 2015 we had no borrowings under this facility. Additionally, we have a $195.0 million Term Loan that bears interest at LIBOR, with a floor of 1.25%, plus 3.00%.

We have two interest rate swaps for a notional amount of $50.0 million each, which are designated as a cash flow hedge on the first $100.0 million our Term Loan. We record the effective portion of the change in fair value through accumulated other comprehensive income (loss).

The fair value of the derivative was $0.5 million and $0.6 million payable at August 1, 2015 and January 31, 2015, respectively. Of the $0.1 million decrease in the fair value during the twenty-six weeks ended August 1, 2015, an immaterial amount was recorded to accumulated other comprehensive income on the consolidated balance sheet.

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

ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2012, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s common stock to be made from time to time in the open market or in privately negotiated transactions, with no expiration date. There were no common stock repurchases for the second quarter of fiscal 2015.

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

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date: September 10, 2015	by:	/s/ David R. Stern

David R. Stern
Executive Vice President - Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document