Form 10-Q
period 2015-10-31
PEP BOYS MANNY MOE & JACK
filed 2015-12-08
CIK 77449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2015

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

As of November 27, 2015, there were 54,139,022 shares of the registrant’s Common Stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1  CONSOLIDATED FINANCIAL STATEMENTS

THE PEP BOYS – MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

(unaudited)

	October 31, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$71,332	$38,044
Accounts receivable, less allowance for uncollectible accounts of $1,887 and $1,604	31,743	31,013
Merchandise inventories	630,608	656,957
Prepaid expenses	15,079	27,952
Other current assets	48,219	55,986
Assets held for disposal	500	2,648
Total current assets	797,481	812,600

Property and equipment, net of accumulated depreciation of $1,287,150 and $1,251,797	579,300	604,380
Goodwill	32,869	32,869
Deferred income taxes	49,103	56,571
Other long-term assets	33,602	35,321
Total assets	$1,492,355	$1,541,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,903	$227,132
Trade payable program liability	127,765	140,904
Accrued expenses	198,535	226,176
Deferred income taxes	65,615	61,216
Current maturities of long-term debt	2,000	2,000
Total current liabilities	613,818	657,428

Long-term debt less current maturities	192,500	211,000
Other long-term liabilities	42,047	45,567
Deferred gain from asset sales	96,298	103,596
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $1 per share: authorized 500,000,000 shares; issued 68,557,041 shares	68,557	68,557
Additional paid-in capital	297,560	298,299
Retained earnings	407,854	397,890
Accumulated other comprehensive income	(519)	(391)
Treasury stock, at cost — 14,453,129 shares and 14,988,205 shares	(225,760)	(240,205)
Total stockholders’ equity	547,692	524,150
Total liabilities and stockholders’ equity	$1,492,355	$1,541,741

See notes to consolidated financial statements.

THE PEP BOYS – MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollar amounts in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Merchandise sales	$389,138	$395,941	$1,204,143	$1,208,778
Service revenue	118,998	121,643	372,800	373,401
Total revenues	508,136	517,584	1,576,943	1,582,179
Costs of merchandise sales	273,137	278,800	839,086	843,946
Costs of service revenue	117,202	120,450	358,720	362,473
Total costs of revenues	390,339	399,250	1,197,806	1,206,419
Gross profit from merchandise sales	116,001	117,141	365,057	364,832
Gross profit from service revenue	1,796	1,193	14,080	10,928
Total gross profit	117,797	118,334	379,137	375,760
Selling, general and administrative expenses	119,372	117,651	357,487	365,345
Net gain (loss) from dispositions of assets	6,000	(109)	6,485	(519)
Gain on sale from leasehold interest	—	—	10,000	—
Operating profit	4,425	574	38,135	9,896
Other income	345	418	1,050	1,175
Interest expense	(3,217)	(3,485)	(9,809)	(10,269)
Earnings (loss) from continuing operations before income taxes and discontinued operations	1,553	(2,493)	29,376	802
Income tax (expense) benefit	(476)	723	(11,702)	(1,108)
Earnings (loss) from continuing operations before discontinued operations	1,077	(1,770)	17,674	(306)
Earnings (loss) from discontinued operations, net of tax	189	(194)	296	(319)
Net earnings (loss)	1,266	(1,964)	17,970	(625)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations	$0.02	$(0.03)	$0.33	$—
(Loss) from discontinued operations, net of tax	—	—	—	(0.01)
Basic earnings (loss) per share	$0.02	$(0.03)	$0.33	$(0.01)

Diluted earnings per share:
Earnings (loss) from continuing operations before discontinued operations	$0.02	$(0.03)	$0.33	$—
(Loss) from discontinued operations, net of tax	—	—	—	(0.01)
Diluted earnings (loss) per share	$0.02	$(0.03)	$0.33	$(0.01)

Other comprehensive income (loss):
Derivative financial instruments adjustment, net of tax	(225)	(170)	(128)	(336)
Comprehensive income (loss)	$1,041	$(2,134)	$17,842	$(961)

See notes to consolidated financial statements.

THE PEP BOYS – MANNY, MOE & JACK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	Thirty-nine weeks ended
	October 31, 2015	November 1, 2014
Cash flows from operating activities:
Net earnings (loss)	$17,970	$(625)
Adjustments to reconcile net earnings (loss) to net cash provided by continuing operations:
(Earnings) loss from discontinued operations, net of tax	(296)	319
Depreciation	49,326	55,518
Amortization of deferred gain from asset sales	(9,743)	(9,453)
Amortization of deferred financing costs	1,878	1,937
Stock compensation expense	3,343	1,533
Deferred income taxes	11,926	(66)
Net (gain) loss from disposition of assets	(6,485)	519
Loss from asset impairment	3,251	5,243
Other	(592)	(238)
Changes in operating assets and liabilities:
Decrease in accounts receivable, prepaid expenses and other	19,743	19,644
Decrease in merchandise inventories	26,349	4,916
Decrease in accounts payable	(5,888)	(36,494)
Decrease in accrued expenses	(26,583)	(28,363)
Decrease in other long-term liabilities	(3,234)	(2,182)
Net cash provided by continuing operations	80,965	12,208
Net cash used in discontinued operations	(19)	(583)
Net cash provided by operating activities	80,946	11,625

Cash flows from investing activities:
Capital expenditures	(32,375)	(54,975)
Proceeds from dispositions of assets	13,483	56
Net cash used in investing activities	(18,892)	(54,919)

Cash flows from financing activities:
Borrowings under line of credit agreements	125,885	479,438
Payments under line of credit agreements	(142,885)	(447,938)
Borrowings on trade payable program liability	117,487	143,614
Payments on trade payable program liability	(130,625)	(128,310)
Debt payments	(1,500)	(1,500)
Proceeds from stock issuance	2,872	989
Net cash (used in) provided by financing activities	(28,766)	46,293
Net increase in cash and cash equivalents	33,288	2,999
Cash and cash equivalents at beginning of period	38,044	33,431
Cash and cash equivalents at end of period	$71,332	$36,430

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$981	$845
Cash received from income tax refunds	$—	$244
Cash paid for interest	$8,003	$8,482
Non-cash investing activities:
Accrued purchases of property and equipment	$1,308	$1,350

See notes to consolidated financial statements.

THE PEP BOYS - MANNY, MOE & JACK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—BASIS OF PRESENTATION

The Pep Boys – Manny, Moe & Jack and subsidiaries’ (the “Company”) consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the Company’s financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, costs and expenses, as well as the disclosure of contingent assets and liabilities and other related disclosures. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of the Company’s assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and the Company includes any revisions to its estimates in the results for the period in which the actual amounts become known.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted, as permitted by Rule 10-01 of the Securities and Exchange Commission’s Regulation S-X, “Interim Financial Statements.” It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015. The results of operations for the thirty-nine weeks ended October 31, 2015 are not necessarily indicative of the operating results for the full fiscal year.

The consolidated financial statements presented herein are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of October 31, 2015 and for all periods presented have been made.

The Company’s fiscal year ends on the Saturday nearest to January 31. Fiscal 2015, which ends January 30, 2016, and Fiscal 2014, which ended January 31, 2015, are comprised of 52 weeks. The Company operated 804 store locations as of October 31, 2015, of which 225 were owned and 579 were leased.

NOTE 2—NEW ACCOUNTING STANDARDS

In November 2015, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes — Balance Sheet Classification of Deferred Taxes.” To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, including periods within that reporting period, and early adoption is permitted. The Company is currently evaluating the new standard, but does not expect the adoption of ASU 2015-17 to have a material impact on the consolidated financial statements as the application of this guidance affects balance sheet classification only.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations — Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. The portion of the adjustment which relates to a prior period should either be presented separately on the face of the income statement or disclosed in the notes. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date. The Company is currently evaluating the new standard, but does not expect the adoption of ASU 2015-16 to have a material impact on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including periods within that reporting period, requires retrospective application, and early adoption is permitted. The Company is currently evaluating the new standard, but does not expect the adoption of ASU 2015-03 to have a material impact on the consolidated financial statements as the application of this guidance affects balance sheet classification only.

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

NOTE 3—MERCHANDISE INVENTORIES

Merchandise inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on inventory and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. If the first-in, first-out (“FIFO”) method of costing inventory had been used by the Company, inventory would have been $553.0 million and $570.2 million as of October 31, 2015 and January 31, 2015, respectively.

The Company’s inventory, consisting primarily of automotive tires, parts, and accessories, is used on vehicles typically having long lives. Because of this, and combined with the Company’s historical experience of returning excess inventory to the Company’s suppliers for full credit, the risk of obsolescence is minimal. The Company establishes a reserve for excess inventory for instances where less than full credit will be received for such returns or where the Company anticipates items will be sold at retail prices that are less than recorded costs. The reserve is based on management’s judgment, including estimates and assumptions regarding marketability of products, the market value of inventory to be sold in future periods and on historical experiences where the Company received less than full credit from suppliers for product returns. The Company also provides for estimated inventory shrinkage based upon historical levels and the results of its cycle counting program. The Company’s inventory adjustments for these matters were immaterial as of October 31, 2015 and January 31, 2015, respectively.

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

The reserve for warranty cost activity for the thirty-nine weeks ended October 31, 2015 and the fifty-two weeks ended January 31, 2015 is as follows:

(dollar amounts in thousands)	October 31, 2015	January 31, 2015
Beginning balance	$682	$682

Additions related to current period sales	8,798	14,435

Warranty costs incurred in current period	(8,706)	(14,435)

Ending balance	$774	$682

NOTE 5—DEBT AND FINANCING ARRANGEMENTS

The following are the components of debt and financing arrangements:

(dollar amounts in thousands)	October 31, 2015	January 31, 2015
Senior Secured Term Loan, due October 2018	$194,500	$196,000
Revolving Credit Agreement, through July 2016	—	17,000
Long-term debt	194,500	213,000
Current maturities	(2,000)	(2,000)
Long-term debt less current maturities	$192,500	$211,000

The Company has a Revolving Credit Agreement (the “Agreement”) with available borrowings up to $300.0 million and a maturity of July 2016. As of October 31, 2015, the Company had no borrowings outstanding under the Agreement and $39.6 million of availability was utilized to support outstanding letters of credit. Taking this into account and the borrowing base requirements

(including reduction for amounts outstanding under the supplier financing program), as of October 31, 2015 there was $147.8 million of availability remaining under the Agreement.

The Company’s debt agreements require compliance with covenants. The most restrictive of these covenants, an earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement, is triggered if the Company’s availability under its Revolving Credit Agreement plus unrestricted cash drops below $50.0 million. As of October 31, 2015, the Company was in compliance with all financial covenants contained in its debt agreements.

The Company has a supplier financing program with availability up to $200.0 million which is funded by various bank participants who have the ability, but not the obligation, to purchase account receivables owed by the Company directly from suppliers. The Company, in turn, makes the regularly scheduled full supplier payments to the bank participants. There was an outstanding balance of $127.8 million and $140.9 million under the program as of October 31, 2015 and January 31, 2015, respectively (classified as trade payable program liability on the consolidated balance sheet).

Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt obligations and are considered a level 2 measure under the fair value hierarchy. The estimated fair value of long-term debt including current maturities was $194.5 million and $211.0 million as of October 31, 2015 and January 31, 2015, respectively.

NOTE 6—INCOME TAXES

The Company recognizes taxes payable for the current year, as well as deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company’s effective income tax rate differs from the U.S. statutory rate principally due to state taxes, foreign taxes related to the Company’s Puerto Rico operations and certain other permanent tax items. The annual rate depends on a number of factors, including the jurisdiction in which operating profit is earned and the timing and nature of discrete items. For the thirteen weeks ended October 31, 2015 the effective tax rate was a 30.7% expense as compared to a 29.0% benefit recorded in the corresponding period of the prior year.

For the thirty-nine weeks ended October 31, 2015 and November 1, 2014, the effective tax rate was 39.8% and 138.2%, respectively. The decrease in the effective tax rate was primarily attributable to the impact of permanent tax differences relative to pre-tax earnings, along with a $0.9 million charge for a valuation allowance recorded against certain separate company state tax loss carryforwards in the prior year.

For income tax benefits related to uncertain tax positions to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. During the thirty-nine weeks ended October 31, 2015, there were no material changes to the Company’s liability for uncertain tax positions.  The Company does not expect any material increases or decreases to the amount of unrecognized tax benefits within the next 12 months.

NOTE 7—EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for earnings from continuing operations and net earnings:

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
(dollar amounts in thousands, except per share amounts)		October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014

(a)	Earnings (loss) from continuing operations	$1,077	$(1,770)	$17,674	$(306)

	Earnings (loss) from discontinued operations, net of tax	189	(194)	296	(319)

	Net earnings (loss)	$1,266	$(1,964)	$17,970	$(625)

(b)	Basic average number of common shares outstanding during period	54,326	53,590	54,214	53,533

	Common shares assumed issued upon exercise of dilutive stock options, net of assumed repurchase, at the average market price	279	—	187	—

(c)	Diluted average number of common shares assumed outstanding during period	54,605	53,590	54,401	53,533

	Basic earnings (loss) per share:
	Earnings (loss) from continuing operations (a/b)	$0.02	$(0.03)	$0.33	$—
	(Loss) from discontinued operations, net of tax	—	—	—	(0.01)
	Basic earnings (loss) per share	$0.02	$(0.03)	$0.33	$(0.01)

	Diluted earnings (loss) per share:
	Earnings (loss) from continuing operations (a/c)	$0.02	$(0.03)	$0.33	$—
	(Loss) from discontinued operations, net of tax	—	—	—	(0.01)
	Diluted earnings (loss) per share	$0.02	$(0.03)	$0.33	$(0.01)

As of October 31, 2015 and November 1, 2014, respectively, there were 2,365,000 and 2,797,000 outstanding options and restricted stock units. Certain stock options were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares for the periods then ended and therefore would be anti-dilutive. The total number of such shares excluded from the diluted earnings per share calculation is 1,295,000 and 2,797,000 for the thirteen weeks ended October 31, 2015 and November 1, 2014, respectively. The total number of such shares excluded from the diluted earnings per share calculation is 1,730,000 and 2,797,000 for the thirty-nine weeks ended October 31, 2015 and November 1, 2014.

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents changes in accumulated other comprehensive (loss) income for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014, net of tax:

	Loss on Cash Flow Hedges
	Thirteen weeks ended		Thirty- nine weeks ended
(dollar amounts in thousands)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Beginning balance	$(294)	$213	$(391)	$379

Other comprehensive loss before reclassifications, net of $87, $160, $248 and $372 tax benefit	(322)	(267)	(415)	(623)
Amounts reclassified from accumulated other comprehensive income net of $58, $58, $173 and $173 tax (a)	97	97	287	287
Net current-period other comprehensive loss	(225)	(170)	(128)	(336)

Ending balance	$(519)	$43	$(519)	$43

(a)  Reclassified amount increased interest expense.

NOTE 9—BENEFIT PLANS

The Company has a qualified 401(k) savings plan and a separate plan for employees residing in Puerto Rico, which cover all full-time employees who are at least 18 years of age and have completed the lesser of (1) six consecutive months of employment and have a minimum of 500 hours of service and (2) 12 consecutive months and have a minimum of 1,000 hours of service. The Company contributes the lesser of 50% of the first 6% of a participant’s contributions or 3% of the participant’s compensation under both savings plans. The Company’s savings plans’ contribution expense was $2.2 million and $2.3 million in the first three quarters of fiscal 2015 and fiscal 2014, respectively.

NOTE 10—EQUITY COMPENSATION PLANS

The Company has stock-based compensation plans under which it grants stock options, performance share units and restricted stock units to key employees and members of its Board of Directors. The Company generally recognizes compensation expense on a straight-line basis over the vesting period.

In the first nine months of fiscal 2015 and fiscal 2014, the Company granted approximately 707,000 and 684,000 stock options, respectively, with a weighted average grant date fair value of $3.20 per unit and $3.95 per unit, respectively. These options have a seven-year term and vest over a three-year period with a third vesting on each of the first three anniversaries of their grant date.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The compensation expense recorded for the options granted during the thirty-nine weeks ended October 31, 2015 and November 1, 2014 was immaterial.

In the first nine months of fiscal 2015 and fiscal 2014, the Company granted approximately 125,000 and 155,000 performance share units, respectively, that will vest if the employees remain continuously employed through the third anniversary date of the grant and the Company achieves a return on invested capital target for fiscal 2016 and fiscal 2015, respectively. The number of underlying shares that may be issued upon vesting will range from 0% to 150% depending upon the Company achieving the financial targets in fiscal 2016 and fiscal 2015, respectively. The fair value for these awards was $9.63 per unit and $10.26 per unit, respectively, at the date of the grant. The compensation expense recorded for these performance share units during the thirty-nine weeks ended October 31, 2015 and November 1, 2014 was immaterial.

In the first nine months of fiscal 2015 and fiscal 2014, the Company granted approximately 81,000 and 77,000 performance share units, respectively, that will vest if the employees remain continuously employed through the third anniversary date of the grant and will become exercisable if the Company satisfies a total shareholder return target for the three-year period ending with fiscal 2017 and fiscal 2016, respectively. The number of underlying shares that may become exercisable will range from 0% to 175% depending upon whether the market condition is achieved. The Company used a Monte Carlo simulation to estimate a $10.01 per unit and $9.13 per unit grant date fair value for fiscal 2015 and fiscal 2014, respectively. The compensation expense recorded for these performance share units during the thirty-nine weeks ended October 31, 2015 and November 1, 2014 was immaterial.

In the first nine months of fiscal 2015 and fiscal 2014, the Company granted approximately 177,000 and 116,000 restricted stock units, respectively, that will vest if the employees remain continuously employed through the third anniversary date of the grant. The fair value for these awards was $10.71 and $10.26 per unit, respectively, at the date of the grant. The compensation expense recorded for these restricted stock units during the thirty-nine weeks ended October 31, 2015 and November 1, 2014 was immaterial.

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis:

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	October 31, 2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$71,332	$71,332	$—	$—
Collateral investments (1)	21,488	21,488	—	—
Deferred compensation assets (1)	4,367	—	4,367	—
Other liabilities:
Derivative liability(2)	830	—	830	—

(dollar amounts in thousands)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	January 31, 2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$38,044	$38,044	$—	$—
Collateral investments (1)	21,611	21,611	—	—
Deferred compensation assets (1)	4,382	—	4,382	—
Other liabilities:
Derivative liability(2)	625	—	625	—

(1) Included in other long-term assets.

(2) Included in other long-term liabilities.

The following represents the impact of fair value accounting for the Company’s derivative asset on its consolidated financial statements:

(dollar amounts in thousands)	Amount of Loss in Other Comprehensive Loss (Effective Portion)	Earnings Statement Classification	Amount of Loss Recognized in Earnings (Effective Portion) (a)
Thirteen weeks ended October 31, 2015	$(225)	Interest expense	$(155)
Thirteen weeks ended November 1, 2014	$(170)	Interest expense	$(155)

Thirty-nine weeks ended October 31, 2015	$(128)	Interest expense	$(459)
Thirty-nine weeks ended November 1, 2014	$(336)	Interest expense	$(459)

(a) Represents the effective portion of the loss reclassified from accumulated other comprehensive loss.

The fair value of the derivative was a $0.8 million and a $0.6 million liability as of October 31, 2015 and January 31, 2015, respectively. Of the $0.2 million decrease in the fair value during the thirty-nine weeks ended October 31, 2015, an immaterial portion was recorded to accumulated other comprehensive loss on the consolidated balance sheet.

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

NOTE 12—IMPAIRMENTS

During the third quarter of fiscal 2015, the Company recorded a $0.8 million impairment charge related to 1 store classified as held and used. Of the $0.8 million impairment charge, $0.5 million was charged to costs of merchandise sales, and $0.3 million was charged to costs of service revenue. In the third quarter of fiscal 2014, the Company recorded a $1.4 million impairment charge related to 10 stores classified as held and used. Of the $1.4 million impairment charge, $0.3 million was charged to costs of merchandise sales, and $1.1 million was charged to costs of service revenue. In both periods, the Company used a probability-weighted approach and estimates of expected future cash flows to determine the fair value of these stores. Discount and growth rate assumptions were derived from current economic conditions, management’s expectations and projected trends of current operating results. The remaining fair value of the impaired store is approximately $1.6 million as of October 31, 2015 and is classified as a Level 2 or 3 measure within the fair value hierarchy.

During the first nine months of fiscal 2015, the Company recorded a $3.3 million impairment of which $1.6 million was charged to costs of merchandise sales, and $1.7 million was charged to costs of service revenue. In the first nine months of fiscal 2014, the Company recorded a $5.2 million impairment charge of which $1.8 million was charged to costs of merchandise sales, and $3.5 million was charged to costs of service revenue. In all periods, the Company used a probability-weighted approach and estimates of expected future cash flows to determine the fair value of these stores. Discount and growth rate assumptions were derived from current economic conditions, management’s expectations and projected trends of current operating results. The remaining fair value of the impaired stores is approximately $3.4 million as of October 31, 2015 and is classified as a Level 2 or 3 measure within the fair value hierarchy.

NOTE 13—SALE OF PROPERTY AND LEASEHOLD INTEREST

During the third quarter of fiscal 2015, the Company sold two properties for $11.4 million and subsequently entered into a lease for a ten year period. The Company deferred a gain for $2.4 million and recognized a gain of $6.0 million.

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

Following the announcement of the Merger Agreement (defined in Note 15 below), the following putative shareholder class action/derivative complaints relating to the Offer and the Merger were commenced.

On November 10, 2015, purported Company shareholder Stephen Bushansky filed a putative class action and derivative lawsuit on behalf of himself and a putative class of public Company shareholders, as well as on behalf of the Company derivatively (the “Bushansky Complaint”), in the Court of Common Pleas in Philadelphia County, Pennsylvania. On November 24, 2015, purported shareholder Henry Tindel filed a similar putative class action and derivative lawsuit on behalf of himself and a putative class of public Company shareholders, as well as on behalf of the Company derivatively (the “Tindel Complaint”), in the Court of Common Pleas in Philadelphia County, Pennsylvania.  In addition, on November 30, 2015, purported shareholders David Katz and John Solak each filed a similar putative class action and derivative lawsuit on behalf of himself and a putative class of public Company shareholders, as well as on behalf of the Company derivatively (the “Katz Complaint” and the “Solak Complaint”, respectively, and together with the Bushansky Complaint and the Tindel Complaint, the “State Court Complaints”), in the Court of Common Pleas in Philadelphia County, Pennsylvania.  The State Court Complaints name the Company as a nominal defendant and allege claims for breach of fiduciary duties against the Company’s directors (the “Individual Defendants”) and claims against

Bridgestone Americas, Inc., Parent (defined in Note 15 below) and Purchaser (defined in Note 15 below) (collectively, with the Individual Defendants, the “Defendants”) for aiding and abetting the Individual Defendants’ purported breaches of fiduciary duties in connection with entering into the Merger Agreement and effecting the Transactions. The Tindel Complaint, the Katz Complaint and the Solak Complaint also allege that the Individual Defendants breached their fiduciary duties by filing a Solicitation/Recommendation Statement on Schedule 14D-9 that was allegedly materially misleading and incomplete. Despite being titled a Shareholder Class Action Complaint and including several paragraphs of class action allegations, the Solak Complaint only contains claims asserted derivatively and does not allege any claim on behalf of a class of Company shareholders. The State Court Complaints generally seek, among other relief, declaratory and injunctive relief, including an order (a) enjoining the Defendants from finalizing the Offer and consummating the proposed transaction until the purported breaches of fiduciary duty are remedied, and (b) rescinding the Merger Agreement or any actions taken under the terms of the Merger Agreement or granting rescissory damages. The State Court Complaints further seek costs and reasonable attorneys’ and experts’ fees.

Also on November 24, 2015, purported Company shareholder Jack Edwards filed a shareholder class and derivative action complaint in the United States District Court for the Eastern District of Pennsylvania (the “Edwards Complaint”, and together with the State Court Complaints, the “Shareholder Complaints”). Like the State Court Complaints, the Edwards Complaint names the Company as a nominal defendant and alleges claims for breach of fiduciary duties against the Individual Defendants and claims against Bridgestone Americas, Inc., Parent and Purchaser for aiding and abetting the Individual Defendants’ purported breaches of fiduciary duties in connection with entering the Merger Agreement and effecting the Transactions. The Edwards Complaint also alleges claims against the Defendants for violations of Section 14(e) of the Exchange Act and against the Individual Defendants for violations of Section 20(a) of the Exchange Act in connection with the filing of the Solicitation/Recommendation Statement on Schedule 14D-9.

The Company intends to vigorously defend against these claims. The outcome of this litigation cannot be predicted at this time and any outcome in favor of the plaintiffs could have an adverse effect on the proposed transaction, the Company’s financial condition, and the Company’s results of operations.

NOTE 15—SUBSEQUENT EVENT

Proposed Merger with Bridgestone Retail Operations, LLC

The Company entered into an Agreement and Plan of Merger, dated as of October 26, 2015 (as it may be amended or supplemented from time to time, the “Merger Agreement”), by and among the Company, Bridgestone Retail Operations, LLC, a Delaware limited liability company (“Parent” or “Bridgestone”) and TAJ Acquisition Co., a Pennsylvania corporation (“Purchaser”). Pursuant to the Merger Agreement, and on the terms and subject to the conditions in the Merger Agreement, Purchaser commenced a tender offer (the “Offer”) on November 16, 2015, to acquire all of the outstanding shares of our common stock at a purchase price of $15.00 per share, net to the holders thereof, in cash (the “Offer Price”), without interest thereon, less any applicable tax withholding.

The Merger Agreement contains certain conditions to Purchaser’s obligation to accept for payment shares of common stock of the Company validly tendered and not withdrawn in the Offer including, without limitation, (a) at least a majority of the shares of the common stock (calculated on a fully diluted basis in accordance with the Merger Agreement) having been validly tendered into and not withdrawn from the Offer, (b) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (c) the accuracy of the representations and warranties and compliance with the covenants contained in the Merger Agreement and (d) other customary conditions.  On November 23, 2015, the Company was informed that it had been granted early termination of the waiting period under the HSR Act.

The Merger Agreement contains certain termination rights in favor of each of the Company and Bridgestone, including under certain circumstances, the requirement for the Company to pay to Bridgestone a termination fee of $35.0 million. The Company also agreed (a) to cease any existing, and agreed not to solicit or initiate any additional, discussions with third parties regarding other proposals to acquire the Company and (b) to certain restrictions on the Company’s ability to respond to such proposals, subject to fulfillment of certain requirements.

The Merger Agreement provides, among other things, that as soon as practicable (and in any event within three business days) following Purchaser’s acceptance for payment, upon the terms and subject to the conditions of the Offer set forth in the Merger Agreement, of all shares validly tendered and not validly withdrawn at the then-scheduled expiration of the Offer and satisfaction or waiver of the remaining applicable conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company (the “Merger” and, together with the Offer and the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Surviving Corporation”).   Consummation of the Merger is subject to certain conditions, including, without limitation, that after the completion of the Offer and to the extent that Parent and Purchaser do not complete the Merger through a “short-form merger” pursuant to applicable Pennsylvania law, the Company will hold a special meeting of shareholders to seek shareholder approval of the Merger.

At the effective time of the Merger (the “Effective Time”), each share not purchased in the Offer, other than shares held directly or indirectly by the Company, Parent or Purchaser or any of their respective wholly owned subsidiaries (which will automatically be cancelled and retired and will cease to exist) or any shareholder of the Company who duly exercises dissenters’ rights under Pennsylvania law, will be converted into the right to receive an amount, in cash and without interest, equal to the Offer Price (the “Merger Consideration”).

In connection with the Merger, each outstanding option award (each, a “Company Option”) granted under the Company 2014 Stock Incentive Plan (previously referred to as the Company 1999 Stock Incentive Plan and the Company 2009 Stock Incentive Plan) (the “Company Stock Plans”), whether or not exercisable or vested, will become fully vested and exercisable, and will, as of the Effective Time, be cancelled and converted into the right of the holder thereof to receive from the Surviving Corporation as soon as administratively practicable following the Effective Time (in conjunction with the Surviving Corporation’s regular payroll process) an amount in cash equal to the product of (a) the excess, if any, of the Merger Consideration over the applicable per share exercise price of each such Company Option and (b) the number of shares subject to such Company Option, less any applicable tax withholding. Any Company Option which has an exercise price that is equal to or more than the Merger Consideration will be cancelled without any cash payment. As of the Effective Time, each holder of Company Options will cease to have any rights with respect thereto, except for the right to receive the payment (if any) described in this paragraph.

In connection with the Merger, each outstanding restricted stock unit award granted pursuant to the Company Stock Plans representing the right to receive shares that vest over the passage of time (including any such award that previously became vested, but which was deferred under the terms of such restricted stock unit award) (each, a “Company RSU”) will vest (to the extent not vested) and will be cancelled and converted into the right of the holder thereof to receive from the Surviving Corporation as soon as administratively practicable following the Effective Time (in conjunction with the Surviving Corporation’s regular payroll process) an amount in cash equal to the product of (a) the Merger Consideration and (b) the number of units covered by such Company RSU that have not been settled or paid immediately prior to the Effective Time, less any applicable tax withholding. As of the Effective Time, each holder of Company RSUs will cease to have any rights with respect thereto, except for the right to receive the payment (if any) described in this paragraph. The Company will provide for the cancellation and conversion of the Company RSUs that were deferred in accordance with the requirements of Treasury Regulation Section 1.409A-3(j)(4)(ix)(B).

In connection with the Merger, each outstanding restricted stock unit award granted pursuant to the Company Stock Plans representing the right to receive shares that vest based on the level of achievement of performance goals (each, a “Company PSU”) will vest as if the applicable performance goals had been achieved at the target level of performance at the end of the applicable performance period (to the extent not vested) and will be cancelled and converted into the right of the holder thereof to receive from the Surviving Corporation as soon as administratively practicable following the Effective Time (in conjunction with the Surviving Corporation’s regular payroll process) an amount in cash equal to the product of (a) the Merger Consideration and (b) the number of vested units covered by such Company PSU that have not been settled or paid immediately prior to the Effective Time, less any applicable tax withholding. As of the Effective Time, each holder of Company PSUs will cease to have any rights with respect thereto, except for the right to receive the payment (if any) described in this paragraph.

The Merger Agreement provides that, as soon as administratively practicable after October 26, 2015, but no later than the day immediately prior to the date on which the first offering period that is regularly scheduled to commence under the Company Employee Stock Purchase Plan (the “Company ESPP”) after October 26, 2015, the Company will suspend the Company ESPP so that no further offering periods will commence after October 26, 2015. The Company has taken action to suspend the Company ESPP so that after the expiration of the current offering period of the Company ESPP, which began on October 1, 2015 and ends on December 31, 2015, no further offering periods will commence under the Company ESPP. With respect to the current offering period, each outstanding purchase right under the Company ESPP will be exercised in accordance with the terms of the Company ESPP on the regularly scheduled purchase date for the current offering period; provided that if the Effective Time occurs prior to December 31, 2015, then each outstanding right to purchase shares under the Company ESPP during the current offering period will be exercised immediately prior to the Effective Time. The Company is required to use reasonable best efforts to provide at least ten days’ prior written notice to each participant in the Company ESPP of such purchase. In connection with the Merger, all shares held in the brokerage account under the Company ESPP, as well as shares purchased under the last offering period of the Company ESPP, will, as of the Effective Time, be cancelled and converted into the right of the holder to receive from the Surviving Corporation as soon as administratively practicable following the Effective Time (in conjunction with the Surviving Corporation’s regular payroll process) an amount of cash equal to the product of (a) the Merger Consideration and (b) the total number of shares purchased under the Company ESPP by such participant. The Company Stock Plans and the Company ESPP will be terminated as of the Effective Time.

In connection with the Merger, each notional investment in shares under the Company Deferred Compensation Plan, as amended and restated effective as of January 31, 2014 (the “Company Deferred Compensation Plan”), whether or not vested, will, as of the Effective Time, become fully vested, and will, as of the Effective Time, be cancelled and converted into the right of the holder thereof to have allocated to the holder’s account under the Company Deferred Compensation Plan an amount of cash equal to the product of (a) the Merger Consideration and (b) the number of shares deemed invested under or otherwise referenced by such account immediately prior to the Effective Time. As of the Effective Time, each holder of notional investments in shares under the Company Deferred Compensation Plan will cease to have any rights with respect to such notional investments, except for the right to receive the allocation described in this paragraph. The Company will provide for the cancellation and conversion of the notional investments under the Company Deferred Compensation Plan described in this paragraph in accordance with the requirements of Treasury Regulation Section 1.409A-3(j)(4)(ix)(B).

In the Merger Agreement, the Company granted Purchaser an option (the “Top-Up Option”) to purchase, at a price per share equal to the Offer Price, an aggregate number of newly issued shares (the “Top-Up Shares”) equal to the lowest number of shares that, when added to the number of shares owned by Parent and its subsidiaries at the time of exercise of the Top-Up Option, will constitute one share more than 80% of the shares (calculated on a fully diluted basis in accordance with the Merger Agreement) then outstanding (after giving effect to the issuance of the Top-Up Shares). If following the Offer and the exercise, if any, of the Top-Up Option, Parent, Purchaser and their respective subsidiaries hold, in the aggregate, at least one share more than 80% of the shares (calculated on a fully diluted basis in accordance with the Merger Agreement), the parties have agreed to take all necessary and appropriate action to complete the Merger as soon as practicable, subject to the satisfaction or waiver of the remaining conditions under the Merger Agreement, in accordance with the “short form” procedures available under the Pennsylvania law.

At the closing of the purchase of Top-Up Shares, the aggregate purchase price owed by Purchaser to the Company for the Top-Up Shares will be paid to the Company at Parent’s election, either (x) entirely in cash, by wire transfer of same-day funds, or (y) by issuing to the Company an unsecured, non-negotiable, non-transferable promissory note having a principal amount equal to the aggregate purchase price pursuant to the Top-Up Option. Such promissory note (a) will bear interest at the applicable short-term federal rate per annum for U.S. income tax purposes, payable in arrears at maturity, (b) will mature on the first anniversary of the date of execution of the promissory note, (c) will be full recourse to Parent and Purchaser, (d) may be prepaid, at any time, in whole or in part, without premium or penalty, and (e) will have no other material terms. The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating us to continue to conduct our business in the ordinary course and to cooperate in seeking regulatory approvals.

The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2015 and is incorporated herein by reference.

After careful consideration, including a thorough review of the terms and conditions of the Offer, the Company’s Board of Directors unanimously (a) determined that the Offer, the Merger and the other Transactions are fair to and in the best interests of the Company and its shareholders, (b) approved the Offer, the Merger and the other Transactions and adopted the Merger Agreement and (c) recommended that the shareholders of the Company accept the Offer and tender their shares pursuant to the Offer, and if required to consummate the Merger, that the shareholders of the Company adopt the Merger Agreement.

Additional information regarding the Merger, the Offer, and related matters, may be found in the Solicitation/Recommendation Statement on 14D-9, as amended (the “Schedule 14D-9”), and the Tender Offer Statement on Schedule TO, as amended, as filed by the Company and Parent and Purchaser, respectively, with the U.S. Securities & Exchange Commission.

Proposal from Icahn Enterprises L.P.

On December 4, 2015, Carl C. Icahn and affiliated entities (together, “Icahn”) filed a Schedule 13D disclosing its beneficial ownership of approximately 12% of the Company’s common stock. The Schedule 13D also disclosed that Icahn had engaged in prior discussions with the Company regarding Icahn’s interest in Pep Boys and, in particular, its retail business.  The “Background to the Offer” section of the Schedule 14D-9 describes the Company’s prior discussions with Icahn (referred to as “Party H” therein).

On December 4, 2015, Icahn also made an anti-trust filing under the HSR Act.  The notice disclosed Icahn’s “good faith intention,” dependent upon various factors including market conditions, to acquire in excess of a majority of the Company’s outstanding voting securities.

On December 7, 2015, the Company received a letter from Icahn Enterprises L.P. (“Icahn Enterprises”), in which Icahn Enterprises made a proposal (the “Icahn Proposal”) for a negotiated transaction whereby Icahn Enterprises would acquire all of the outstanding shares of common stock of the Company for $15.50 per share in cash.

On December 8, 2015, the Company announced that its Board of Directors, after consultation with its independent legal and financial advisors, had determined that the Icahn Proposal would reasonably be expected to result in a “Superior Proposal” as defined in the Merger Agreement.

This determination by the Company’s Board of Directors allows the Company to take certain actions, in accordance with the procedures set forth in the Merger Agreement, to further consider the Icahn Proposal.  In and of itself, however, this determination does not allow the Company to terminate the Merger Agreement, nor enter into a definitive transaction with Icahn Enterprises, both of which can also only occur in accordance with the procedures set forth in the Merger Agreement.

The Company’s Board of Directors has not changed its recommendation with respect to the Offer and the Merger, nor is it making any recommendation with respect to the Icahn Proposal.

There can be no assurance that the Company’s Board of Directors will ultimately determine that the Icahn Proposal is a Superior Proposal, that the terms of a transaction with Icahn Enterprises will be the same as those reflected in the Icahn Proposal or that any transaction with Icahn Enterprises will be agreed to or consummated.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis explains the results of operations for the third quarter of fiscal 2015 and 2014 and significant developments affecting our financial condition as of October 31, 2015. This discussion and analysis should be read in conjunction with the consolidated interim financial statements and the notes to such consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and the notes to such financial statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Recent Developments

See notes to Consolidated Financial Statements in Note 15 for a discussion of the Agreement and Plan of Merger (the “Merger Agreement”) entered into on October 26, 2015 and the related agreements with by TAJ Acquisition Co., a Pennsylvania corporation (“Purchaser”), a wholly-owned subsidiary of Bridgestone Retail Operations, LLC, a Delaware limited liability company (“Parent”), a subsidiary of Bridgestone Americas, Inc. (“Bridgestone Americas”), and a discussion of a proposal from Icahn Enterprises to acquire all of our outstanding shares of common stock for $15.50 per share in cash.

Introduction

The Pep Boys–Manny, Moe & Jack and subsidiaries (the “Company”) has been the best place to shop and care for your car since it began operations in 1921. Approximately 18,000 associates are focused on delivering the best customer service in the automotive aftermarket to our customers across our over 800 locations throughout the United States and Puerto Rico and on-line at pepboys.com. Pep Boys satisfies all of a customer’s automotive needs through our unique offering of service, tires, parts and accessories.

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

In the first nine months of fiscal 2015, we opened four Service & Tire Centers and one Supercenter, and closed three Service & Tire Centers, three Supercenters and one Pep Express store. As of October 31, 2015, we operated 561 Supercenters, 238 Service & Tire Centers and five Pep Express stores located in 35 states and Puerto Rico.

EXECUTIVE SUMMARY

Net earnings for the third quarter of 2015 were $1.3 million, or $0.02 per share, as compared to a net loss of $2.0 million, or $0.03 per share, reported for the third quarter of 2014.

Total revenues decreased for the third quarter of 2015 by 1.8%, or $9.4 million, as compared to the third quarter of 2014 due to a 1.8% decrease in comparable store sales. This decrease in comparable store sales (sales generated by locations in operation during the same period of the prior year) was comprised of a 2.5% decrease in comparable store service revenues, and a 1.6% decrease in comparable store merchandise sales.

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

Analysis of Statement of Operations

Thirteen weeks ended October 31, 2015 vs. Thirteen weeks ended November 1, 2014

The following table presents for the periods indicated certain items in the consolidated statements of operations as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirteen weeks ended	October 31, 2015 (Fiscal 2015)		November 1, 2014 (Fiscal 2014)		Favorable (Unfavorable)

Merchandise sales	76.6%		76.5%		(1.7)%
Service revenue (1)	23.4		23.5		(2.2)
Total revenues	100.0		100.0		(1.8)
Costs of merchandise sales (2)	70.2	(3)	70.4	(3)	2.0
Costs of service revenue (2)	98.5	(3)	99.0	(3)	2.7
Total costs of revenues	76.8		77.1		2.2
Gross profit from merchandise sales	29.8	(3)	29.6	(3)	(1.0)
Gross profit from service revenue	1.5	(3)	1.0	(3)	50.5
Total gross profit	23.2		22.9		(0.5)
Selling, general and administrative expenses	23.5		22.7		(1.5)
Net gain from dispositions of assets	1.2		—		100.0
Gain from sale of leasehold interest	—		—		—
Operating profit	0.9		0.1		670.9
Other income	0.1		0.1		(17.5)
Interest expense	(0.6)		(0.7)		7.7
Earnings (loss) from continuing operations before income taxes	0.3		(0.5)		162.3
Income tax (expense) benefit	(30.7	)(4)	29.0	(4)	(165.8)
Earnings (loss) from continuing operations	0.2		(0.3)		160.8
Discontinued operations, net of tax	—		—		—
Net earnings (loss)	0.3		(0.4)		164.5

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

Total revenue for the third quarter of 2015 decreased by $9.4 million, or 1.8%, to $508.1 million from $517.6 million for the third quarter of 2014. Comparable store sales for the third quarter of 2015 decreased by 1.8% as compared to the third quarter of 2014. This decrease in comparable store sales consisted of a 2.5% decrease in comparable store service revenue and a decrease of 1.6% in comparable store merchandise sales.

Our total online sales are currently an immaterial portion of our total sales and comparable store sales. Customer online purchases that are picked up at our stores or delivered to customers’ homes are included in our comparable store sales calculation.

Total merchandise sales decreased 1.7%, or $6.8 million, to $389.1 million in the third quarter of fiscal 2015, compared to $395.9 million during the prior year quarter. Comparable store merchandise sales decreased by 1.6%, or $6.2 million, primarily due to a decline in comparable store transaction counts partially offset by a higher average revenue per transaction.

Total service revenue decreased 2.2%, or $2.6 million, to $119.0 million in the third quarter of 2015 from $121.6 million during the prior year quarter. Comparable store service revenue decreased by 2.5%, or $3.1 million, primarily due to a decline in comparable store transaction counts partially offset by a higher average revenue per transaction. Non-comparable stores contributed an additional $0.4 million of service revenue during the quarter.

In our retail business (as defined below in Industry Comparison), continued competitive pressures led to a comparable store transaction count decline of 5.5%, while higher selling prices resulted in a 3.4% increase in average revenue per transaction.

In our service business (as defined below in Industry Comparison), we believe that the decline in comparable store transaction counts of 5.9% was primarily due to reduced demand for heavier undercar car (i.e. shocks and struts) and engine performance services. Service average revenue per transaction increased by 4.8%, primarily due to higher selling prices and a shift in sales mix to higher priced tires.

Total gross profit decreased by $0.5 million, or 0.5%, to $117.8 million in the third quarter of 2015 from $118.3 million in the third quarter of 2014. Total gross profit margin increased to 23.2% for the third quarter of 2015 from 22.9% for the third quarter of 2014. Excluding the impairment charge of $0.8 million and $1.4 million in the third quarter of 2015 and 2014, respectively, total gross profit margin increased by 20 basis points to 23.3% for fiscal 2015 from 23.1% in fiscal 2014. The increase in total gross profit margin was primarily due to lower store occupancy and warehousing costs.

Gross profit from merchandise sales decreased by $1.1 million, or 1.0%, to $116.0 million for the third quarter of 2015 from $117.1 million in the third quarter of 2014. Gross profit margin from merchandise sales increased to 29.8% for the third quarter of 2015 from 29.6% for the third quarter of 2014. Excluding the impairment charge of $0.5 million and $0.3 million in the third quarter of 2015 and 2014, respectively, gross profit margin from merchandise sales increased by 20 basis points to 29.9% for fiscal 2015 from 29.7% in fiscal 2014. The increase in gross profit margin was primarily due to a decrease in store occupancy costs of 40 basis points and a decrease in freight costs of 10 basis points offset by lower gross product margins of 30 basis points.

Gross profit from service revenue increased by $0.6 million, or 50.3%, to $1.8 million in the third quarter of 2015 from $1.2 million in the third quarter of 2014. Gross profit margin from service revenue increased to 1.5% for the third quarter of 2015 from 1.0% for the third quarter of 2014. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials) and costs of service revenue includes the fully loaded service center payroll and related employee benefits, and service center occupancy costs (rent, utilities and building maintenance). Excluding the impairment charge of $0.3 million and $1.1 million in the third quarter of 2015 and 2014, respectively, gross profit margin from service revenue declined 15 basis points period over period. The decrease in service revenue gross margin was primarily due to the deleveraging effect of lower sales on the fixed component of payroll and related costs and occupancy costs.

Selling, general and administrative expenses as a percentage of total revenues increased to 23.5% for the third quarter of 2015 from 22.7% for the third quarter of 2014 totaling $119.4 million in the third quarter of 2015 and $117.7 million in the prior year quarter primarily due to $2.9 million in merger and acquisition expense and $1.3 million in legal expense, offset by a reduction of $1.4 million in media expense.

In the third quarter of fiscal 2015, we sold two locations for a gain of $6.0 million.

Interest expense for the third quarter of 2015 was $3.2 million, a decrease of $0.3 million compared to the $3.5 million reported for the third quarter of 2014.

Our income tax expense for the third quarter of 2015 was $0.5 million, or an effective rate of 30.7%, as compared to a benefit of $0.7 million, or an effective rate of 29.0% in the third quarter of 2014. The increase in the effective tax rate was primarily due to a change in the mix of pre-tax earnings (loss) within certain jurisdictions and the impact of permanent tax differences in relation to pre-tax earnings (loss).

As a result of the foregoing, we reported net income of $1.3 million in the third quarter of 2015 as compared to net loss of $2.0 million in the prior year quarter. Our basic and diluted earnings per share were $0.02 for the third quarter of 2015 as compared to a loss of $0.03 for the third quarter of 2014.

Thirty-nine weeks ended October 31, 2015 vs. Thirty-nine weeks ended November 1, 2014

The following table presents for the periods indicated certain items in the consolidated statements of operations and comprehensive income as a percentage of total revenues (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

	Percentage of Total Revenues				Percentage Change
Thirty-nine weeks ended	October 31, 2015 (Fiscal 2015)		November 1, 2014 (Fiscal 2014)		Favorable (Unfavorable)

Merchandise sales	76.4%		76.4%		(0.4)%
Service revenue (1)	23.6		23.6		(0.2)
Total revenues	100.0		100.0		(0.3)
Costs of merchandise sales (2)	69.7	(3)	69.8	(3)	0.6
Costs of service revenue (2)	96.2	(3)	97.1	(3)	1.0
Total costs of revenues	76.0		76.3		0.7
Gross profit from merchandise sales	30.3	(3)	30.2	(3)	0.1
Gross profit from service revenue	3.8	(3)	2.9	(3)	28.8
Total gross profit	24.0		23.8		0.9
Selling, general and administrative expenses	22.7		23.1		2.2
Net loss from dispositions of assets	0.4		—		100.0
Gain from sale of leasehold interest	0.6		—		100.0
Operating profit	2.4		0.6		285.3
Other income	0.1		0.1		(10.6)
Interest expense	(0.6)		(0.7)		4.5
Earnings from continuing operations before income taxes	1.9		0.1		3562.7
Income tax expense	(39.8	)(4)	(138.2	)(4)	(956.1)
Earnings from continuing operations	1.1		—		100.0
Discontinued operations, net of tax	—		—		—
Net earnings	1.1		0.0		100.0

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

Total revenue for the first nine months of 2015 decreased by $5.2 million to $1,576.9 million from $1,582.2 million for the first nine months of 2014, while comparable store sales for the first nine months of 2015 decreased by $3.4 million, or 0.2%, as compared to the first nine months of 2014. The decrease in comparable store sales consisted of a decrease of 0.5% in comparable store service revenues and a decrease of 0.1% in comparable store merchandise sales. The decrease in comparable sales included $3.2 million in lost merchandise sales resulting primarily from store closures.

Total gross profit for the first nine months of 2015 increased by $3.4 million, or 0.9%, to $379.1 million from $375.8 million for the first nine months of 2014. Total gross profit margin increased to 24.0% for the first nine months of 2015 from 23.8% for the first nine months of 2014. Excluding the impairment charges of $3.3 million and $5.2 million in the first nine months of 2015 and 2014, respectively, total gross profit margin increased by 20 basis points period over period. The increase in total gross profit margin was primarily due to lower store occupancy costs of 50 basis points and lower employee and employee related costs of 10 basis points offset by lower product gross profit of 40 basis points.

Gross profit from merchandise sales for the first nine months of 2015 increased by $0.2 million, or 0.1%, to $365.1 million from $364.8 million for the first nine months of 2014. Gross profit margin from merchandise sales increased to 30.3% for the first nine months of 2015 from 30.2% for the prior year period. Excluding the impairment charge of $1.6 million and $1.8 million in the first nine months of 2015 and 2014, respectively, gross profit margin from merchandise sales increased by 10 basis points period over period.

Gross profit from service revenue for the first nine months of 2015 increased by $3.2 million to $14.1 million from $10.9 million for the first nine months of 2014. Gross profit margin from service revenue for the first nine months of 2015 increased to 3.8% from 2.9% for the first nine months of 2014. In accordance with GAAP, service revenue is limited to labor sales (excludes any revenue from installed parts and materials). Costs of service revenues include the fully loaded service center payroll and related employee benefits and service center occupancy costs. Excluding the impairment charge of $1.7 million and $3.5 million in the first nine months of 2015 and 2014, respectively, gross profit margin from service revenue increased by 40 basis points period over period. The increase in service revenue gross profit margin was primarily due to lower employee and employee related costs.

Selling, general and administrative expenses, as a percentage of total revenues for the first nine months of 2015 decreased to 22.7% as compared to 23.1% for the first nine months of 2014. Selling, general and administrative expenses decreased $7.9 million, or 2.2%, compared to the first nine months of 2014 primarily due to lower media expense.

During the first nine months of 2015, we sold our leasehold interest in one property for $10.0 million and we sold five locations for a gain of $6.5 million.

Interest expense for the first nine months of 2015 was $9.8 million, a decrease of $0.5 million compared to the $10.3 million reported for the first nine months of 2014.

Our income tax expense for the first nine months of 2015 was $11.7 million, or an effective rate of 39.8% as compared to an expense of $1.1million, or an effective rate of 138.2%, for the first nine months of 2014. The decrease in the effective tax rate was primarily attributable to a change in the mix of pre-tax earnings within certain jurisdictions, the impact of permanent tax differences in relation to pre-tax earnings and the effect of discrete items recorded in each year.

As a result of the foregoing, we reported net earnings of $18.0 million for the first nine months of 2015 as compared to a net loss of $0.6 million in the prior year period. Our basic and diluted earnings per share were $0.33 for the third quarter of 2015 as compared to a loss of $0.01 in the prior year period.

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

The following table presents the revenues and gross profit for each area of our business:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(Dollar amounts in thousands)	2015	2014	2015	2014

Service Center Revenue (1)	$286,183	$289,375	$877,872	$871,590
Retail Sales (2)	221,953	228,209	699,071	710,589
Total revenues	$508,136	$517,584	$1,576,943	$1,582,179

Gross profit from Service Center Revenue (3)	$59,859	$57,673	$190,471	$182,137
Gross profit from Retail Sales (3)	57,938	60,661	188,666	193,623
Total gross profit	$117,797	$118,334	$379,137	$375,760

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

CAPITAL AND LIQUIDITY

Our cash requirements arise principally from (1) the purchase of inventory and capital expenditures related to existing and new stores, offices and distribution centers, (2) debt service and (3) contractual obligations. Cash flows realized through the sales of automotive services, tires, parts and accessories are our primary source of liquidity. Net cash provided by operating activities was $80.9 million in the first nine months of 2015, as compared to $11.6 million in the first nine months of 2014. The $69.3 million increase from the first nine months of 2014 was due to increased net earnings, net of non-cash adjustments of $15.9 million and a favorable change in operating assets and liabilities of $52.9 million. The change in operating assets and liabilities was primarily due to a favorable change in accounts payable of $30.6 million and a favorable change in inventory of $21.4 million.

Taking into consideration changes in our trade payable program liability (shown as cash flows from financing activities on the consolidated statements of cash flows), cash used in accounts payable was $19.1 million in the first nine months of 2015 and $21.2 million in the first nine months of 2014. The ratio of accounts payable, including our trade payable program, to inventory was 55.1% as of October 31, 2015, 56.0% as of January 31, 2015, and 54.3% as of November 1, 2014. Inventory declined by $26.3 million or 4.0% from year end fiscal 2014 primarily due to lower purchases in the first nine months of 2015.

Cash used in investing activities was $18.9 million in the first nine months of 2015 as compared to $54.9 million in the first nine months of 2014. Capital expenditures were $32.4 million and $55.0 million in the first nine months of 2015 and 2014, respectively. Capital expenditures for the first nine months of 2015, in addition to our regularly scheduled store, distribution center improvements and information technology enhancements, included the addition of four Service and Tire Centers, one Supercenter and the conversion of 9 stores into our “Road Ahead” format. Capital expenditures for the first nine months of 2014 included the addition of 11 new Service & Tire Centers, one Supercenter and the conversion of 21 stores into our “Road Ahead” format. During the first nine months of 2015 the Company sold 5 locations for $13.5 million.

Our targeted capital expenditures for fiscal 2015 is approximately $45.0 million.  These expenditures are expected to be funded by cash on hand and net cash generated by operating activities.  Additional capacity, if needed exists under our existing line of credit.

In the first nine months of 2015, cash used by financing activities was $28.8 million, as compared to cash provided by financing activities of $46.3 million in the first nine months of 2014. The cash used by financing activities in the first nine months of 2015 was primarily related to net payments under our revolving credit facility of $17.0 million and $13.1 million under our trade payable program, as compared to net borrowings of $31.5 million under our revolving credit facility and $15.3 million under the trade payable program in the first nine months of 2014. The trade payable program is funded by various bank participants who have the ability, but not the obligation, to purchase, directly from our vendors, account receivables owed by Pep Boys. As of October 31, 2015 and January 31, 2015, we had an outstanding balance of $127.8 million and $140.9 million, respectively (classified as trade payable program liability on the consolidated balance sheet).

We anticipate that cash on hand, cash generated by operating activities, and availability under our existing revolving credit agreement will exceed our expected cash requirements in fiscal 2015. As of October 31, 2015, we had $71.3 million of cash and cash equivalents on hand, no borrowings outstanding on our revolving credit agreement and maintained undrawn availability on our revolving credit agreement of $147.8 million.

Our working capital was $183.7million and $155.2 million as of October 31, 2015 and January 31, 2015, respectively. Our total debt, net of cash on hand, as a percentage of our net capitalization, was 18.4% and 25.0% as of October 31, 2015 and January 31, 2015, respectively.

NEW ACCOUNTING STANDARDS

In November 2015, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes — Balance Sheet Classification of Deferred Taxes.” To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, including periods within that reporting period, and early adoption is permitted. The Company is currently evaluating the new standard, but does not expect the adoption of ASU 2015-17 to have a material impact on the consolidated financial statements as the application of this guidance affects balance sheet classification only.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations — Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. The portion of the adjustment which relates to a prior period should either be presented separately on the face of the income statement or disclosed in the notes. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date. The Company is currently evaluating the new standard, but does not expect the adoption of ASU 2015-16 to have a material impact on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including periods within that reporting period, requires retrospective application, and early adoption is permitted. The Company is currently evaluating the new standard, but does not expect the adoption of ASU 2015-03 to have a material impact on the consolidated financial statements as the application of this guidance affects balance sheet classification only.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. The words “guidance,” “expect,” “anticipate,” “estimates,” “targets,” “forecasts” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include management’s expectations regarding implementation of its long-term strategic plan, future financial performance, automotive aftermarket trends, levels of competition, business development activities, future capital expenditures, financing sources and availability, the effects of regulation and litigation, the timing of the proposed merger with Bridgestone and the impact of the Icahn Proposal. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. Our actual results may differ materially from the results discussed in the forward-looking statements due to factors beyond our control, including the strength of the national and regional economies, retail and commercial consumers’ ability to spend, the health of the various sectors of the automotive aftermarket, the weather in geographical regions with a high concentration of our stores, competitive pricing, the location and number of competitors’ stores, product and labor costs and the additional factors described in our filings with the Securities and Exchange Commission (SEC). We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is due to changes in interest rates. Pursuant to the terms of our Revolving Credit Agreement, changes in daily LIBOR could affect the rates at which we could borrow funds thereunder. At October 31, 2015 we had no borrowings under this facility. Additionally, we have a $194.5 million Term Loan that bears interest at LIBOR, with a floor of 1.25%, plus 3.00%.

We have two interest rate swaps for a notional amount of $50.0 million each, which are designated as a cash flow hedge on the first $100.0 million our Term Loan. We record the effective portion of the change in fair value through accumulated other comprehensive income (loss).

The fair value of the derivative was $0.8 million and $0.6 million payable at October 31, 2015 and January 31, 2015, respectively. Of the $0.2 million decrease in the fair value during the thirty-nine weeks ended October 31, 2015, an immaterial amount was recorded to accumulated other comprehensive income on the consolidated balance sheet.

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

The following information updates and amends the information provided in our Form 10-K in Part I, Item 3, “Legal Proceedings.

Following the announcement of the Merger Agreement (defined in Note 15 of our Consolidated Financial Statements included in this report), the following putative shareholder class action/derivative complaints relating to the Offer and the Merger were commenced.

On November 10, 2015, purported Company shareholder Stephen Bushansky filed a putative class action and derivative lawsuit on behalf of himself and a putative class of public Company shareholders, as well as on behalf of the Company derivatively (the “Bushansky Complaint”), in the Court of Common Pleas in Philadelphia County, Pennsylvania. On November 24, 2015, purported shareholder Henry Tindel filed a similar putative class action and derivative lawsuit on behalf of himself and a putative class of public Company shareholders, as well as on behalf of the Company derivatively (the “Tindel Complaint”), in the Court of Common Pleas in Philadelphia County, Pennsylvania.  In addition, on November 30, 2015, purported shareholders David Katz and John Solak each filed a similar putative class action and derivative lawsuit on behalf of himself and a putative class of public Company shareholders, as well as on behalf of the Company derivatively (the “Katz Complaint” and the “Solak Complaint”, respectively, and together with the Bushansky Complaint and the Tindel Complaint, the “State Court Complaints”), in the Court of Common Pleas in Philadelphia County, Pennsylvania.  The State Court Complaints name the Company as a nominal defendant and allege claims for breach of fiduciary duties against the Company’s directors (the “Individual Defendants”) and claims against Bridgestone Americas, Inc., Parent (defined in Note 15) and Purchaser (defined in Note 15) (collectively, with the Individual Defendants, the “Defendants”) for aiding and abetting the Individual Defendants’ purported breaches of fiduciary duties in connection with entering into the Merger Agreement and effecting the Transactions. The Tindel Complaint, the Katz Complaint and the Solak Complaint also allege that the Individual Defendants breached their fiduciary duties by filing a Solicitation/Recommendation Statement on Schedule 14D-9 that was allegedly materially misleading and incomplete. Despite being titled a Shareholder Class Action Complaint and including several paragraphs of class action allegations, the Solak Complaint only contains claims asserted derivatively and does not allege any claim on behalf of a class of Company shareholders. The State Court Complaints generally seek, among other relief, declaratory and injunctive relief, including an order (a) enjoining the Defendants from finalizing the Offer and consummating the proposed transaction until the purported breaches of fiduciary duty are remedied, and (b) rescinding the Merger Agreement or any actions taken under the terms of the Merger Agreement or granting rescissory damages. The State Court Complaints further seek costs and reasonable attorneys’ and experts’ fees.

Also on November 24, 2015, purported Company shareholder Jack Edwards filed a shareholder class and derivative action complaint in the United States District Court for the Eastern District of Pennsylvania (the “Edwards Complaint”, and together with the State Court Complaints, the “Shareholder Complaints”). Like the State Court Complaints, the Edwards Complaint names the Company as a nominal defendant and alleges claims for breach of fiduciary duties against the Individual Defendants and claims against Bridgestone Americas, Inc., Parent and Purchaser for aiding and abetting the Individual Defendants’ purported breaches of fiduciary duties in connection with entering the Merger Agreement and effecting the Transactions. The Edwards Complaint also alleges claims against the Defendants for violations of Section 14(e) of the Exchange Act and against the Individual Defendants for violations of Section 20(a) of the Exchange Act in connection with the filing of the Solicitation/Recommendation Statement on Schedule 14D-9.

The Company intends to vigorously defend against these claims. The outcome of this litigation cannot be predicted at this time and any outcome in favor of the plaintiffs could have an adverse effect on the proposed transaction, the Company’s financial condition, and the Company’s results of operations.

ITEM 1A  RISK FACTORS

Risks Related to the Offer and the Merger

On October 26, 2015, the Company entered into the Merger Agreement with Parent and Purchaser. For additional information regarding the Merger Agreement, the Offer and the Merger, see Note 15 to our Consolidated Financial Statements included in this report.

Whether or not the Merger is completed, the announcement and pendency of the Offer and the Merger could cause disruptions and adversely affect our current and future business and operations as a result of the uncertainty related to the proposed Merger.

The announcement and pendency of the Offer and the Merger could disrupt our business in the following ways, among others:

•                  customers and suppliers may experience uncertainty about our future and seek to alter their business relationship with us or seek alternative business relationships with third parties;

•                  the attention of our management may be directed toward the completion of the Offer, the Merger and related matters, and their focus may be diverted from the day-to-day business operations of the Company, including from other opportunities that might otherwise be beneficial to us; and

•                  current and prospective employees may experience uncertainty regarding their future roles after the completion of the Merger, which might adversely affect our ability to retain, recruit and motivate key personnel and may adversely affect the focus of our employees on our business.

Should they occur, any of these matters could adversely affect our current and future business and operations.

Our executive officers and directors may have interests that are different from, or in addition to, those of our shareholders generally.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or are in addition to, those of our shareholders generally. These interests include direct or indirect ownership of our common stock, equity awards, the potential receipt of change in control or other severance payments in connection with the Offer and the Merger.

The Offer and the Merger are subject to a number of conditions which, if not fulfilled, may result in termination of the Merger Agreement.

The Merger Agreement contains certain conditions to Purchaser’s obligation to accept for payment shares of common stock of the Company validly tendered and not withdrawn in the Offer including, without limitation, (a) at least a majority of the shares of the common stock (calculated on a fully diluted basis in accordance with the Merger Agreement) having been validly tendered into and not withdrawn from the Offer, (b) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (c) the accuracy of the representations and warranties and compliance with the covenants contained in the Merger Agreement and (d) other customary conditions. In addition, consummation of the Merger is also subject to certain conditions, including, without limitation, that after the completion of the Offer and to the extent that the Parent and Purchaser do not complete the Merger through a “short-form merger” pursuant to applicable Pennsylvania law, the Company will hold a special meeting of shareholders to seek shareholder approval of the Merger.  On November 23, 2015, the Company was informed that it had been granted early termination of the waiting period under the HSR Act. Many of the conditions to consummation of the Offer and the Merger are not within our control or the control of Parent or Purchaser and none of us can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived, it is possible that the Merger will not be consummated in the expected time frame or that the Merger Agreement may be terminated.

Class action complaints relating to the Merger Agreement have been filed and any adverse rulings may prevent the Merger from being completed.

Class action complaints relating to the Merger Agreement have been filed and any adverse rulings may prevent the Merger from being completed. See Part II, Item 1, “Legal Proceedings.” Additional lawsuits may be filed relating to the Merger. One of the conditions to the closing of the Merger is that no temporary restraining order, preliminary or permanent injunction or other order preventing the Offer or the consummation of the Merger shall have been issued by any court or other governmental authority of competent jurisdiction and remain in effect, and there shall not be any applicable law enacted or deemed applicable to the Merger that makes the Offer or the consummation of the Merger illegal. Consequently, if a settlement or other resolution is not reached in the current and potential lawsuits referenced here and the plaintiffs secure injunctive or other relief prohibiting, delaying, or otherwise adversely affecting the defendants’ ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.

Any delay in completing the Merger could delay the benefits expected to be achieved thereunder.

The need to satisfy conditions and obtain consents, clearances, and approvals for the Merger, as well as any lawsuits related to the Merger, and other events, could delay the consummation of the Merger for a significant period of time or prevent it from occurring. Any delay in consummation of the Merger could cause the combined company to be delayed in realizing some of the synergies and other benefits that the parties anticipate if the Merger is successfully completed within its expected time frame.

Failure to complete the Merger could negatively impact our stock price and our future business and financial results.

If the Merger is not completed, our ongoing business may be adversely affected, and we will be subject to several risks, including the following:

•                  we may be required to pay a termination fee of $35.0 million under certain circumstances provided in the Merger Agreement;

•                  unless and until it is terminated, we will be prohibited by the Merger Agreement from seeking certain strategic alternatives, such as transactions with third parties other than Bridgestone, and could therefore miss attractive alternatives to the Merger;

•                  prior to any termination of the Merger Agreement, certain aspects of our operations will be restricted by the terms of the Merger Agreement, which may cause us to forgo otherwise attractive business opportunities;

•                  we may be required to pay certain costs relating to the Merger, whether or not it is consummated, such as legal, accounting, financial adviser and printing fees, which costs could be substantial; and

•                  there may be a decrease in our stock price, particularly if the market price reflects a market assumption that the Merger will be completed.

If the Merger is not completed, we cannot be assured that these risks will not materialize and will not materially and adversely affect our business, financial results, and stock price. In this regard, in the event of a termination of the Merger Agreement by Bridgestone, our business, financial results, and stock price will likely be materially and adversely affected, even if it is ultimately determined by a judicial decision that the termination violated the Merger Agreement.

The Merger Agreement contains customary restrictions on our ability to seek other strategic alternatives.

The Merger Agreement contains “no shop” provisions that restrict our ability to initiate, solicit, or knowingly encourage or facilitate competing third-party proposals for any business combination transaction involving a merger of us with another entity or the acquisition of a significant portion of our stock or assets, although we may consider competing, unsolicited proposals and enter into discussions or negotiations regarding such proposals if our Board of Directors determines that any such acquisition proposal constitutes, or is reasonably likely to lead to, a superior proposal and that the failure to take such action is reasonably likely to be inconsistent with the fiduciary duties of the Board of Directors under applicable law. In addition, Bridgestone generally has an opportunity to offer to modify the terms of the Merger in response to any competing acquisition proposal. If we were to terminate the Merger Agreement to accept a superior proposal, we would be required to pay a termination fee of $35.0 million to Bridgestone.

These provisions, although customary for these types of transactions, could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of our company from proposing any such acquisition, even if the potential third-party acquirer were prepared to pay consideration with a higher cash or market value than the market value proposed to be received or realized in the Merger or might result in a potential third-party acquirer proposing to pay a lower consideration to our shareholders than it might otherwise have proposed to pay because of the added expense of the $35.0 million termination fee that would become payable in connection with the termination of the Merger Agreement by us.

If the Merger Agreement is terminated and we decide to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

The Icahn Proposal could cause additional uncertainty regarding the Offer and the Merger, could cause further disruptions and adversely affect our current and future business and operations, and may require us to incur significant additional costs.

The Icahn Proposal could cause additional uncertainty regarding the Offer and the Merger.  Uncertainty and speculation regarding the Icahn Proposal may cause increased volatility and wide price fluctuations in our stock price. In addition, if a transaction does not occur, or the market perceives that a transaction is unlikely to occur, our stock price may decline.

In addition, the review and consideration of the Icahn Proposal may cause significant distraction for our management and employees and may require the expenditure of significant time and resources by the Company. The Icahn Proposal may also cause further uncertainty for our employees, and this uncertainty may adversely affect our ability to retain, recruit and motivate key personnel and may adversely affect the focus of our employees on our business. Further, the Icahn Proposal may create further uncertainty for our customers and suppliers who may seek to alter their business relationship with us or seek alternative business relationships with third parties.

We may be required to incur significant additional legal, investment banking and other fees in the future in connection with the Icahn Proposal.  In addition, in the event that the Icahn Proposal is determined to be a Superior Proposal and we were to terminate the Merger Agreement to accept the Icahn Proposal, we would be required to pay a termination fee of $35.0 million to Bridgestone.

There can be no assurance that our Board of Directors will ultimately determine that the Icahn Proposal is a Superior Proposal, that the terms of a transaction with Icahn Enterprises will be the same as those reflected in the Icahn Proposal or that any transaction with Icahn Enterprises will be agreed to or consummated.

ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2012, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s common stock to be made from time to time in the open market or in privately negotiated transactions, with no expiration date. There were no common stock repurchases for the third quarter of fiscal 2015.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  MINE SAFETY DISCLOSURES

None.

ITEM 5  OTHER INFORMATION

(a)                                 The information sets forth under the heading entitled “Proposal from Icahn Enterprises L.P.” in Note 15 to the Consolidated Financial Statements included in this report is incorporated herein by reference.

ITEM 6  EXHIBITS

2.1

Agreement and Plan of Merger, dated as of October 26, 2015, by and among The Pep Boys – Manny, Moe & Jack, Bridgestone Retail Operations, LLC, and TAJ Acquisition Co. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 26, 2015)

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

THE PEP BOYS - MANNY, MOE & JACK
(Registrant)

Date:	December 8, 2015	by:	/s/ David R. Stern

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